Form 10-Q
period 1996-09-30
MYRIAD GENETICS INC
filed 1996-11-08
CIK 899923

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1996
                                              ------------------


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
          For the transition period from _______________ to ____________


                       Commission file number:  0-26642
                                                -------



                             MYRIAD GENETICS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                     87-0494517
               --------                                     ----------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)


  320 Wakara Way, Salt Lake City, UT                           84108
  ----------------------------------                           -----
(Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code: (801) 584-3600


                      390 Wakara Way, Salt Lake City, Utah
                      ------------------------------------
                 (Former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]    No [ ]


     As of November 5, 1996, the registrant had 8,730,725 shares of common stock outstanding.

                             MYRIAD GENETICS, INC.


                              INDEX TO FORM 10-Q

                                                                                Page
                                                                                ----
                         PART I - Financial Information
Item 1.     Financial Statements.

            Condensed Consolidated Balance Sheet as of
            September 30, 1996 and June 30,  1996                                 3

            Condensed Consolidated Statements of Operations for
            the three months ended September 30, 1996 and 1995                    4

            Condensed Consolidated Statements of Cash Flows for
            the three months ended September 30, 1996 and 1995                    5

            Notes to Condensed Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                   7


                          PART II - Other Information

Item 1.     Legal Proceedings                                                    10

Item 2.     Changes in Securities                                                10

Item 3.     Defaults Upon Senior Securities                                      10

Item 4.     Submission of Matters to a Vote of Security Holders                  10

Item 5.     Other Information                                                    10

Item 6.     Exhibits and Reports on Form 8-K                                     10

SIGNATURE(S)                                                                     12

                      MYRIAD GENETICS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                Sept. 30, 1996
                                                  (Unaudited)    June 30, 1996
                                               ---------------- ---------------
                       Assets
                       ------
Current assets:

  Cash and cash equivalents                       $ 14,844,580    $ 13,235,680

  Marketable investment securities                  37,202,471      37,212,454

  Non trade receivables                                 16,987          79,066

  Prepaid expenses                                      96,478          88,423
                                               ---------------  --------------
          Total current assets                      52,160,516      50,615,623
                                               ---------------  --------------
Equipment and leasehold improvements:

  Equipment                                         10,682,763       9,097,484

  Leasehold improvements                               893,224         863,306

  Construction in progress                             810,108         810,108
                                               ---------------  --------------
                                                    12,386,095      10,770,898

  Less accumulated depreciation and
   amortization                                      1,739,501       1,375,366
                                               ---------------  --------------
          Net equipment and leasehold
           improvements                             10,646,594       9,395,532

Long-term marketable investment securities          14,781,997      19,554,646

Other assets                                            41,668          41,696
                                               ---------------  --------------
                                                  $ 77,630,775    $ 79,607,497
                                               ===============  ==============

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:

  Accounts payable                                $  2,498,770    $  2,193,285

  Accrued liabilities                                  943,145         786,791

  Deferred revenue                                   5,905,595       5,661,376

  Current portion of notes payable                     316,860         308,658
                                               ---------------  --------------
          Total current liabilities                  9,664,370       8,950,110
                                               ---------------  --------------
Notes payable, less current portion                    389,252         471,640

Stockholders' equity

  Common stock, $0.01 par value, 15,000,000
   shares authorized; issued and outstanding
   8,726,498 shares on September 30, 1996 and
   8,702,215 shares on June 30, 1996                    87,265          87,022

  Additional paid-in capital                        87,040,930      87,015,215

 Fair value adjustment on available-for-sale
  marketable investment securities                      (4,971)        (67,865)

  Deferred compensation                             (1,774,880)     (1,907,513)

  Accumulated deficit                              (17,771,191)    (14,941,112)
                                               ---------------  --------------
          Net stockholders' equity                  67,577,153      70,185,747
                                               ---------------  --------------
                                                  $ 77,630,775    $ 79,607,497
                                               ===============  ==============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      Three Months Ended
                                                      ------------------
                                               Sept. 30, 1996   Sept. 30, 1995
                                                 (Unaudited)      (Unaudited)
                                               ---------------  ---------------
Research revenue                                 $  2,195,781     $  1,012,900
Expenses:
  Research and development expense                  4,094,743        2,381,159
  Selling, general and administrative expense       1,759,959          408,186
                                               ---------------  ---------------
          Total expenses                            5,854,702        2,789,345
                                               ---------------  ---------------
          Operating loss                           (3,658,921)      (1,776,445)

Other income (expense):
  Interest income                                     848,494          275,223
  Interest expense                                    (19,652)         (27,045)
  Loss on sale of fixed assets                              -          (74,636)
                                               ---------------  ---------------
                                                      828,842          173,542
                                               ---------------  ---------------
          Net loss                                ($2,830,079)     ($1,602,903)
                                               ===============  ===============
Net loss per share                                     ($0.32)          ($0.32)
                                               ===============  ===============
Weighted average shares outstanding                 8,712,829        5,067,328





     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                      Three Months Ended
                                                      ------------------
                                               Sept. 30, 1996   Sept. 30, 1995
                                                 (Unaudited)      (Unaudited)
                                               ---------------  ---------------
Cash flows from operating activities:
  Net loss                                        ($2,830,079)     ($1,602,903)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                      496,768          445,705
   Decrease (increase) in non-trade receivables        62,079       (1,306,343)
   Increase in other assets                            (8,027)        (138,470)
   Increase (decrease) in accounts payable
      and accrued expense                             461,839         (473,524)
   Increase in deferred revenue                       244,219        1,550,000
                                               ---------------  ---------------
      Net cash used in operating activities        (1,573,201)      (1,525,535)
                                               ---------------  ---------------
Cash flows from investing activities:
  Capital expenditures                             (1,615,197)        (460,705)
  Net change in marketable investment
   securities                                       4,845,526      (12,638,301)
                                               ---------------  ---------------
      Net cash provided by (used in)
       investing activities                         3,230,329      (13,099,006)
                                               ---------------  ---------------
Cash flows from financing activities:
  Net payments of notes payable                       (74,186)         (66,793)
  Net proceeds from issuance of common stock           25,958                -
  Net proceeds from issuance of preferred stock             -        9,982,723
                                               ---------------  ---------------
      Net cash (used in) provided by
       financing activities                           (48,228)       9,915,930
                                               ---------------  ---------------
Net increase (decrease) in cash and cash
 equivalents                                        1,608,900       (4,708,611)
Cash and cash equivalents at beginning of
 period                                            13,235,680       11,885,736
                                               ---------------  ---------------
Cash and cash equivalents at end of period       $ 14,844,580     $  7,177,125
                                               ===============  ===============





     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)       Basis of Presentation

          The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. Operating results for the three-month period ended September 30, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing a genetic testing laboratory, and supporting collaborative research agreements. To date, the Company has not received any revenues from the sale of products. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements. The Company has been unprofitable since its inception and, for the quarter ended September 30, 1996, the Company had a net loss of $2,830,079 and as of September 30, 1996 had an accumulated deficit of $17,771,191.

In August 1995, the Company completed a three-year collaborative research and development agreement with Eli Lilly and Company to locate and sequence the BRCA1 breast and ovarian cancer gene. This agreement provided the Company with research funding and may in the future provide certain additional payments upon the attainment of research and regulatory milestones and royalty payments based on sales of any products resulting from the collaboration. The Company did not recognize revenue from this agreement during the quarter ended September 30, 1996.

In April 1995, the Company commenced a five-year collaborative research and development arrangement with Ciba-Geigy Corporation ("Ciba"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments totalling $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Ciba. The Company recognized $1,085,069 in revenue under this agreement for the quarter ended September 30, 1996.

In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments of up to $71,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer. The Company recognized $1,170,712 in revenue under this agreement for the quarter ended September 30, 1996.

The Company intends to enter into additional collaborative relationships to locate and sequence genes associated with other common diseases as well as continuing to fund internal research projects. There can be no assurance that the Company will be able to enter into additional collaborative relationships on terms acceptable to the Company. The Company expects to incur losses for at least the next several years, primarily due to expansion of its research and development programs, increasing staffing costs and expansion of its facilities. Additionally, the Company expects to incur substantial sales, marketing and other expenses in connection with launching its genetic predisposition testing business. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

The Company devoted significant resources during the quarter to the beta testing and validation of the Company's BRACAnalysis/TM/ genetic predisposition test for mutations of the BRCA1 and BRCA2 breast and ovarian cancer genes, as well as building its sales and marketing force in preparation for the commercial launch of the test. The Company announced the commercial launch of BRACAnalysis/TM/ on October 30, 1996. There can be no assurance that the Company will succeed in achieving market acceptance for the BRACAnalysis/TM/ test.


Results of Operations

Three Months Ended September 30, 1996 and 1995

Research revenues for the quarter ended September 30, 1996 increased $1,182,881 from the same quarter of 1995. The increase was attributable to a full quarter of both the Ciba and Bayer research collaboration agreements providing ongoing research funding in 1996. For the first fiscal quarter in 1995, both research collaboration agreements were in their start-up phase. Research revenue from the research collaboration agreements is recognized as related costs are incurred.

Research and development expenses for the quarter ended September 30, 1996 increased to $4,094,743 from $2,381,159 for the same quarter of 1995. This increase was primarily due to an increase in third party research programs funded by the Company, increased depreciation charges due to the purchase of additional equipment, the hiring of additional personnel and the increased use of laboratory supplies and reagents to meet the demands of the additional research collaboration agreements. The Company also incurred increased development expenses during the quarter related to the beta testing and validation of the Company's BRACAnalysis/TM/ genetic predisposition test for mutations of the BRCA1 and BRCA2 breast and ovarian cancer genes. When the BRCA1 and BRCA2 test moves from the development stage to production, the Company expects research and development expenses to decrease as expenses related to the test are classified as cost of sales. There can be no assurance that the Company will be able to produce the test in a timely fashion or at acceptable quality levels and prices.

Selling, general and administrative expenses for the quarter ended September 30, 1996 increased $1,351,773 from the same quarter of 1995. The increase was attributable to additional administrative, marketing and education personnel, market research activities, education material development, facilities-related costs and deferred compensation related to grants of stock options and warrants. The Company expects its general and administrative expenses will continue to increase in support of its research and development efforts and genetic predisposition testing business.

Interest income for the quarter ended September 30, 1996 increased to $848,494 from $275,223 for the same quarter of 1995. This increase was primarily due to the increased funds available for investment, which funds were raised in the Company's initial public offering in October 1995, and in connection with entering into the Company's research and development collaborations with Ciba and Bayer in April 1995 and September 1995, respectively. Interest expense for the quarter ended September 30, 1996, amounting to $19,652, was due entirely to borrowings under the Company's equipment financing facility, which are secured by equipment and have a repayment term of 48 months from the date of funding. The net loss increased to $2,830,079 for the quarter ended September 30, 1996 from $1,602,903 for the same quarter in 1995.


Liquidity and Capital Resources

Net cash used in operating activities was $1,573,201 during the quarter ended September 30, 1996 and $1,525,535 during the same quarter of 1995. Non-trade receivables decreased $62,079 between June 30, 1996 and September 30, 1996 primarily as a result of the write-off an uncollectable receivable. Accounts payable and accrued expenses increased $461,839 between June 30, 1996 and September 30, 1996 as a result of the Company's purchase during the quarter of equipment to be installed in the Company's new genetic testing facility.

The Company's investing activities provided cash of $3,230,329 in the three months ended September 30, 1996 and used cash of $13,099,006 in the three months ended September 30, 1995. Investing activities in the quarter ended September 30, 1996 were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and reinvestment of marketable investment securities from long-term investments to short-term cash equivalents. During the quarter ended September 30, 1995, the Company had shifted its investment in marketable securities from short-term cash equivalents to long-term investments.

Financing activities used $48,228 during the quarter ended September 30, 1996. The Company reduced the principal on its equipment financing facility by $74,186. This decrease was offset by proceeds of $25,958 from the exercise of stock options. Financing activities provided $9,915,930 during the quarter ended September 30, 1995. The Company reduced the principal on its equipment financing facility by $66,793 and received an equity investment of approximately $10,000,000 from Bayer during that time.

The Company anticipates that its existing capital resources, including the net proceeds of its initial public offering and interest earned thereon, will be adequate to maintain its current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. The Company's future capital requirements will be substantial and will depend on many factors, including progress of the Company's research and development programs, the results and cost of clinical correlation testing of the Company's genetic tests, the costs of filing, prosecuting and enforcing patent claims, competing technological and market developments, payments received under collaborative agreements, changes in collaborative research relationships, the costs associated with potential commercialization of its gene discoveries, if any, including the development of manufacturing, marketing and sales capabilities, the cost and availability of third-party financing for capital expenditures and administrative and legal expenses. Because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

Certain Factors That May Affect Future Results of Operations

The Company believes that this report on Form 10-Q contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: intense competition related to the discovery of disease-related genes and the possibility that others may discover, and the Company may not be able to gain rights with respect to, genes important to the establishment of a successful genetic testing business, difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited experience in developing a genetic testing laboratory; the Company's limited marketing and sales experience and the risk that any tests which the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's services from government, private healthcare insurers and third-party payors; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties disclosed throughout this Quarterly Report on Form 10-Q.

                          PART II - Other Information


Item 1.   Legal Proceedings.

The Company is not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

Item 2.   Changes in Securities.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits
     --------
       The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number      Description
------      -----------

10.1 Patent and Technology License Agreement dated September 26, 1996 among the Board of Regents of The University of Texas System, The University of Texas M.D. Anderson Cancer Center and the Company. The Company has excluded from this Exhibit 10.1 portions of the Patent and Technology License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Patent and Technology License Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

10.2 Lease Agreement, dated October 12, 1995, between The Boyer Research Park Associates V, by its general partner, The Boyer Company and the Company.

10.3 Amendment to Lease Agreement, dated March 29, 1996, between The Boyer Research Park Associates V, by its general partner, The Boyer Company and the Company.

10.4 Letter Agreement, dated March 4, 1996, among The University of Utah, Genetic Epidemiology and the Company regarding Extension of Standard Research Agreement and Form of License Agreement between the Company and The University of Utah, effective January 1, 1993, as amended (Genes Predisposing to Cancer). The Company has omitted from this
            Exhibit 10.4 portions of the Letter Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Letter Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

11.1        Statement Regarding Computation of Net Loss Per Share

27.1        Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MYRIAD GENETICS, INC.



Date: November 8, 1996              By: /s/ Peter D. Meldrum
      ----------------              --------------------------
                                 Peter D. Meldrum
                                 President and Chief Executive Officer



Date: November 8, 1996            /s/ Jay M. Moyes
      ----------------            ---------------------------
                                 Jay M. Moyes
                                 Vice President of Finance
                                 (principal financial and accounting officer)

                             MYRIAD GENETICS, INC.


                                 EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

10.1 Patent and Technology License Agreement dated September 26, 1996 among the Board of Regents of The University of Texas System, The University of Texas M.D. Anderson Cancer Center and the Company. The Company has excluded from this Exhibit 10.1 portions of the Patent and Technology License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Patent and Technology License Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

10.2 Lease Agreement, dated October 12, 1995, between The Boyer Research Park Associates V, by its general partner, The Boyer Company L.P. and the Company.

10.3 Amendment to Lease Agreement, dated March 29, 1996, between The Boyer Research Park Associates V, by its general partner, The Boyer Company L.P. and the Company.

10.4 Letter Agreement, dated March 4, 1996, among The University of Utah, Genetic Epidemiology and the Company regarding Extension of Standard Research Agreement and Form of License Agreement between the Company and The University of Utah, effective January 1, 1993, as amended (Genes Predisposing to Cancer). The Company has omitted from this
            Exhibit 10.4 portions of the Letter Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Letter Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

11.1        Statement Regarding Computation of Net Loss Per Share

27.1        Financial Data Schedule