Form 10-Q
period 1996-12-31
MYRIAD GENETICS INC
filed 1997-02-14
CIK 899923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 1996
                                                -----------------


   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
          For the transition period from                to
                                         --------------    --------------

                        Commission file number:  0-26642
                                                 -------

                             MYRIAD GENETICS, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         87-0494517
        --------                                         ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

320 WAKARA WAY, SALT LAKE CITY, UT                         84108
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (801) 584-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of February 6, 1997, the registrant had 8,956,676 shares of common stock outstanding.

                             MYRIAD GENETICS, INC.


                               INDEX TO FORM 10-Q

                                                                        Page
                                                                        ----
                      PART I - Financial Information

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet as of December 31, 1996
          and June 30, 1996                                                 3

         Condensed Consolidated Statements of Operations for the three
          months and six months ended December 31, 1996 and 1995            4

         Condensed Consolidated Statements of Cash Flows for the three
          months and six months ended December 31, 1996 and 1995            5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7



                          PART II - Other Information

Item 1. Legal Proceedings                                                  11

Item 2. Changes in Securities                                              11

Item 3. Defaults Upon Senior Securities                                    11

Item 4. Submission of Matters to a Vote of Security Holders                11

Item 5. Other Information                                                  12

Item 6. Exhibits and Reports on Form 8-K                                   12

SIGNATURE(S)                                                               14


                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          Dec. 31, 1996
                                           (Unaudited)    June 30, 1996
                                          -------------   -------------
                  Assets
                  ------
Current assets:
  Cash and cash equivalents                $ 15,259,726    $ 13,235,680
  Marketable investment securities           24,747,865      37,212,454
  Non trade receivables                         123,896          79,066
 Prepaid expenses                               316,050          88,423
                                           ------------    ------------
          Total current assets               40,447,537      50,615,623
                                           ------------    ------------
Equipment and leasehold improvements:
  Equipment                                  11,568,106       9,097,484
  Leasehold improvements                      1,728,901         863,306
  Construction in progress                            -         810,108
                                           ------------    ------------
                                             13,297,007      10,770,898
  Less accumulated depreciation and
   amortization                               2,200,089       1,375,366
                                           ------------    ------------
          Net equipment and leasehold
           improvements                      11,096,918       9,395,532

Long-term marketable investment              22,284,617      19,554,646
 securities
Other assets                                     61,114          41,696
                                           ------------    ------------
                                           $ 73,890,186    $ 79,607,497
                                           ============    ============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                         $  2,253,282    $  2,193,285
  Accrued liabilities                         1,038,801         786,791
  Deferred revenue                            5,699,735       5,661,376
  Current portion of notes payable              325,279         308,658
                                           ------------    ------------
          Total current liabilities           9,317,097       8,950,110
                                           ------------    ------------
Notes payable, less current portion             304,734         471,640
Stockholders' equity
  Common stock, $0.01 par value,
   15,000,000 shares authorized;
   issued and outstanding
   8,773,462 shares Dec. 31, 1996,
   8,702,215 shares June 30, 1996                87,734          87,022

  Additional paid-in capital                 87,038,588      87,015,215
  Fair value adjustment on
   available-for-sale marketable
   investment securities                          9,232         (67,865)
  Deferred compensation                      (1,642,246)     (1,907,513)
 Accumulated deficit                        (21,224,953)    (14,941,112)
                                           ------------    ------------
          Net stockholders' equity           64,268,355      70,185,747
                                           ------------    ------------
                                           $ 73,890,186    $ 79,607,497
                                           ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended                 Six Months Ended
                                            -----------------------------   -----------------------------
                                            Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1996   Dec. 31, 1995
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                            -------------   -------------   -------------   -------------
Revenues:
  Research revenue                           $  2,717,740     $ 1,668,775    $  4,913,521    $  2,681,675
  Genetic testing revenue                          34,060               -          34,060               -
                                             ------------     -----------    ------------    ------------
          Total revenues                        2,751,800       1,668,775       4,947,581       2,681,675
                                             ------------     -----------    ------------    ------------
Expenses:
  Cost of goods sold                               24,283               -          24,283               -
  Research and development expense              5,045,154       2,796,727       9,139,897       5,177,913
 Selling, general and administrative
  expense                                       1,997,108         485,753       3,757,067         893,911
                                             ------------     -----------    ------------    ------------
          Total expenses                        7,066,545       3,282,480      12,921,247       6,071,824
                                             ------------     -----------    ------------    ------------
          Operating loss                       (4,314,745)     (1,613,705)     (7,973,666)     (3,390,149)
Other income (expense):
  Interest income                                 886,783         986,533       1,735,277       1,261,756
  Interest expense                                (17,739)        (25,351)        (37,391)        (52,396)
  Gain/(loss) on sale of fixed assets              (7,992)          1,200          (7,992)        (73,436)
                                             ------------     -----------    ------------    ------------
                                                  861,052         962,382       1,689,894       1,135,924
                                             ------------     -----------    ------------    ------------
          Net loss                            ($3,453,693)      ($651,323)    ($6,283,772)    ($2,254,225)
                                             ============     ===========    ============    ============
Net loss per share                                 ($0.39)         ($0.08)         ($0.72)         ($0.34)
                                             ============     ===========    ============    ============
Weighted average shares outstanding             8,743,530       8,138,356       8,728,177       6,602,842




     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended                 Six Months Ended
                                            -----------------------------   -----------------------------
                                            Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1996   Dec. 31, 1995
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                            -------------   -------------   -------------   -------------
Cash flows from operating activities:
  Net loss                                     ($3,453,693)      ($651,323)    ($6,283,772)    ($2,254,225)
  Adjustments to reconcile net loss to
   net cash, provided by (used in)
   operating activities:
     Depreciation and amortization                 612,413         313,937       1,109,180         759,642
     Loss (gain) on sale of equipment                7,992          (1,200)          7,992          73,436
     (Increase) decrease in non-trade
      receivables                                 (106,909)      1,355,428         (44,830)         49,680
     (Increase) decrease in other assets          (239,018)        175,271        (247,045)         36,232
     (Decrease) increase in accounts
      payable and accrued expenses                (149,832)      1,247,626         312,007         774,101
     (Decrease) increase in deferred
      revenue                                     (205,860)       (349,000)         38,359       1,201,000
                                               -----------      ----------     -----------     -----------
          Net cash (used in) provided by
          operating activities                  (3,534,907)      2,090,739      (5,108,109)        639,866
                                               -----------      ----------     -----------     -----------
Cash flows from investing activities:
  Capital expenditures                            (945,666)     (2,621,579)     (2,560,864)     (3,192,121)
  Proceeds from sale of equipment                    7,500           1,200           7,500          36,375
  Net change in marketable investment            4,966,190     (26,995,155)      9,811,717     (39,633,455)
   securities
                                               -----------      ----------     -----------     -----------
          Net cash provided by (used
           in) investing                         4,028,024     (29,615,534)      7,258,353     (42,789,201)
          activities
                                               -----------      ----------     -----------     -----------
Cash flows from financing activities:
  Net payments of notes payable                    (76,099)        (68,487)       (150,285)       (135,280)
  Net proceeds from issuance of common
   stock                                            (1,872)     49,095,544          24,087      49,095,543
  Net proceeds from issuance of
   preferred stock                                       -               -               -       9,982,723
  Conversion of preferred stock                          -        (109,414)              -        (109,414)
                                              ------------     -----------     -----------     -----------
          Net cash (used in) provided
           by financing activities                 (77,971)     48,917,643        (126,198)     58,833,572
                                              ------------     -----------     -----------     -----------
Net increase in cash and cash
 equivalents                                       415,146      21,392,848       2,024,046      16,684,237
Cash and cash equivalents at beginning
 of period                                      14,844,580       7,177,125      13,235,680      11,885,736
                                              ------------     -----------     -----------     -----------
Cash and cash equivalents at end of
 period                                       $ 15,259,726     $28,569,973     $15,259,726     $28,569,973
                                              ============     ===========     ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

     The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. Operating results for the three and six month periods ended December 31, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

(2)  SUBSIDIARIES

     During the quarter ended December 31, 1996, the Company established Myriad Financial, Inc. ("Financial"), a wholly owned subsidiary of the Company. Financial, a Utah corporation, is a leasing company through which the Company will lease equipment for its research, development, and production operations. Financial, along with Myriad Genetic Laboratories, Inc. ("Labs"), the Company's wholly owned genetic testing facility, constitute the subsidiaries of the Company.

                      MANAGEMENTOS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing a genetic testing laboratory, and supporting collaborative research agreements. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements. The Company has been unprofitable since its inception and, for the quarter ended December 31, 1996, the Company had a net loss of $3,453,693 and as of December 31, 1996 had an accumulated deficit of $21,224,953.

In October 1996, the Company announced the introduction of BRACAnalysis/TM/, a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. The Company, through its wholly owned subsidiary Labs, began accepting testing samples on a commercial basis on October 30, 1996. Genetic testing revenues of $34,060 were recognized for the quarter ended December 31, 1996.

In August 1995, the Company completed a three-year collaborative research and development agreement with Eli Lilly and Company to locate and sequence the BRCA1 breast and ovarian cancer gene. This agreement has provided the Company with research funding and may in the future provide certain additional payments upon the attainment of research and regulatory milestones and royalty payments based on sales of any products resulting from the collaboration. The Company did not recognize revenue from this agreement during the quarter ended December 31, 1996.

In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis (successor corporation to the merger of Ciba-Geigy, Ltd. and Sandoz, Ltd.). This collaboration provides the Company with an equity investment, research funding and potential milestone payments of up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Novartis. The Company recognized $1,401,579 in revenue under this agreement for the quarter ended December 31, 1996.

In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments of up to $71,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer. The Company recognized $1,316,161 in revenue under this agreement for the quarter ended December 31, 1996.

In January 1997, the Company announced the identification of the first major gene responsible for glioma, a form of brain cancer that is the leading killer of children with cancer. The brain cancer gene, known as BNC1, was located through a collaborative effort by scientists at the Company and the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson"). It is anticipated that the location of BNC1 will accelerate development of new diagnostic and therapeutic approaches to brain cancer. There can be no assurance, however, that the identification of this gene will lead to the development of a diagnostic test or therapeutic products.

In February 1997, the Company announced that the U.S. Patent and Trademark Office had granted a patent covering the AGT (Angiotensinogen) gene mutation. The composition of matter patent on the gene mutation, which is believed to be associated with an individual's risk for salt-dependent hypertension, was issued to the University of Utah, and is exclusively licensed to the Company for therapeutic applications, and co-exclusively licensed to the Company for diagnostic applications. There can be no assurance, however, that the patenting of this gene will lead to the development of a diagnostic test or therapeutic products.

The Company intends to enter into additional collaborative relationships to locate and sequence genes associated with other common diseases as well as continuing to fund internal research projects. There can be no assurance that the Company will be able to enter into additional collaborative relationships on terms acceptable to the Company. The Company expects to incur losses for at least the next several years, primarily due to expansion of its research and development programs, increased staffing costs, and expansion of its facilities. Additionally, the Company expects to incur substantial sales, marketing and other expenses in connection with building its genetic predisposition testing business. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Research revenues for the quarter ended December 31, 1996 increased $1,048,965 from the same quarter of 1995. The increase was attributable to the Company's corporate research collaboration agreements providing ongoing research funding. Research revenue from the corporate collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

In October 1996, the Company announced the introduction of BRACAnalysis/TM/, a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. The Company, through its wholly owned subsidiary Labs, began accepting testing samples on a commercial basis on October 30, 1996. Genetic testing revenues of $34,060 were recognized in the quarter ended December 31, 1996. The Company anticipates genetic testing revenue to increase in the future as cancer centers develop internal protocols for handling samples, additional insurance companies offer reimbursement for such tests, and market awareness of such tests is increased. There can be no assurance that any of these factors will be realized. The Company also anticipates an improved gross margin in the future as increased sales reduce inefficiencies related to underutilization of capacity.

Research and development expenses for the quarter ended December 31, 1996 increased to $5,045,154 from $2,796,727 for the same quarter of 1995. This increase was primarily due to an increase in research activities as a result of progress in the Company's collaborations with Novartis and Bayer as well as those programs funded by the Company, including the successful collaborative effort by the Company and scientists at M.D. Anderson in discovering and sequencing the BNC1 brain cancer gene. The increased level of research spending includes third party research programs, increased depreciation charges related to purchasing of additional equipment, the hiring of additional personnel and the associated increase in use of laboratory supplies and reagents. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

Selling, general and administrative expenses for the quarter ended December 31, 1996 increased $1,511,355 from the same quarter of 1995. The increase was primarily attributable to costs associated with the launch of BRACAnalysis/TM/ as well as additional administrative, sales, marketing and education personnel, market research activities, educational material development, facilities-related costs and deferred compensation related to grants of stock options and warrants. The Company expects its general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

Interest income for the quarter ended December 31, 1996 decreased to $886,783 from $986,533 for the same quarter of the prior year. This decrease was primarily due to the decreased funds available for investment, which were spent in the ordinary course of business, including the establishment of a genetic predisposition testing lab and internally funded research programs. Interest expense for the quarter ended December 31, 1996, amounting to $17,739, was due entirely to borrowings under the Company's equipment financing facility.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

Research revenues increased to $4,913,521 in the first six months of fiscal year 1997 from $2,681,675 in the first six months of fiscal year 1996. The increase was attributable to the Novartis and Bayer research collaboration agreements providing ongoing research funding.

Genetic testing revenues of $34,060 were recognized in the six months ended December 31, 1996. The Company did not perform any genetic tests on a commercial basis in the six months ended December 31, 1995.

Research and development expenses for the six months ended December 31, 1996 increased to $9,139,897 from $5,177,913 for the prior year. This increase was primarily due to an increase in research activities as a result of the Company's collaborations with Novartis and Bayer, and an increase in Company funded research projects including third party research programs, increased depreciation charges related to purchasing additional equipment, the hiring of additional personnel and the associated increase in use of laboratory supplies and reagents. The Company also incurred increased development expenses during the six month period related to the beta testing and validation of the Company's BRACAnalysis/TM/ genetic predisposition test for mutations of the BRCA1 and BRCA2 breast and ovarian cancer genes. Such expenses will also likely increase to the extent that the Company enters into additional research agreements with third parties and continues to develop additional commercial tests.

Selling, general and administrative expenses for the six months ended December 31, 1996 increased $2,863,156 from the six month period in the prior year. The increase was primarily attributable to costs associated with the launch of BRACAnalysis/TM/ as well as additional administrative, sales, marketing and education personnel, market research activities, educational material development, facilities-related costs and deferred compensation related to grants of stock options and warrants. The Company expects its general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

Interest income for the first six months of fiscal year 1997 increased to $1,735,277 from $1,261,756 for the first six months of fiscal year 1996. This increase was primarily due to the increased funds available for investment, which were raised in the Company's private placement of preferred stock in February 1995, its research and development collaborations entered into with Novartis and Bayer in April 1995 and September 1995, respectively, and its initial public offering in October 1995. Interest expense for the six months ended December 31, 1996, amounting to $37,391, was due entirely to borrowings under the Company's equipment financing facility. The loss on sale of fixed assets of $7,992 in the six months ended December 31, 1996 and $73,436 in the six months ended December 31, 1995 is the result of the sale of out-dated equipment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,534,907 during the quarter ended December 31, 1996 as compared to net cash provided of $2,090,739 during the same quarter of the prior fiscal year. Non-trade receivables increased $106,909 between September 30, 1996 and December 31, 1996, primarily as a result of amounts due from the Company's payroll service which were subsequently collected in January 1997. Accounts payable decreased between September 30, 1996 and December 31, 1996 due to payments to service providers scheduled for December 1996.

The Company's investing activities provided cash of $4,028,024 in the three months ended December 31, 1996 and used cash of $29,615,534 in the three months ended December 31, 1995. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and marketable investment securities purchased from cash raised from the Company's initial public offering in October 1995. During the quarter ended December 31, 1996, the Company shifted a portion of its investment in marketable securities from longer term investments to cash and cash equivalents in order to provide for ongoing corporate expenditures.

Financing activities used $77,971 during the quarter ended December 31, 1996. The Company reduced the amount of principal owing on its equipment financing facility by $76,099. In addition, several warrants were exercised during the period. Financing activities provided $48,917,643 in the quarter ended December 31, 1995 primarily as a result of the Company's initial public offering concluded in October 1995.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The Company believes that this report on Form 10-Q contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: intense competition related to the discovery of disease-related genes and the possibility that others may discover, and the Company may not be able to gain rights with respect to, genes important to the establishment of a successful genetic testing business; difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited experience in operating a genetic testing laboratory; the Company's limited marketing and sales experience and the risk that BRACAnalysis/TM/ and any other tests which the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company is targeting or expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's services from government, private healthcare insurers and third-party payors; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties disclosed throughout this Quarterly Report on Form 10-Q.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

The Company is not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company.


ITEM 2.   CHANGES IN SECURITIES.

During the three months ended December 31, 1996, the Company issued a total of 27,074 shares of Common Stock to various Directors and consultants of the Company pursuant to the exercise of stock options at a weighted average exercise price of $0.54 per share.

No person acted as an underwriter with respect to the transactions set forth above. In each of the foregoing instances, the Company relied on Rule 701 promulgated under the Securities Act of 1933, as amended, for the exemption from the registration requirements of the Securities Act, since no public offerings were involved.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 15, 1996, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). A quorum of 5,516,777 shares of Common Stock of the Company (of a total 8,725,907 outstanding shares, or approximately 63%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1. To elect eight members to the Board of Directors. Nominees for Directors were Walter Gilbert, Ph.D., Wolfgang Hartwig, Ph.D., Arthur H. Hayes, Jr., M.D., John J. Horan, Alan J. Main, Ph.D., Peter D. Meldrum, Mark H. Skolnick, Ph.D., and Dale A. Stringfellow, Ph.D.

2. To consider and act upon a proposal to amend the Company's 1992 Employee, Director and Consultant Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder and to limit the number of shares of Common Stock that may be granted pursuant to stock options to any employee in any one year period.

3. To consider and act upon a proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending June 30, 1997.

Each of the proposals was adopted, with the vote totals as follows:


PROPOSAL 1:                                    FOR     WITHHELD
------------                                ---------  --------
               Walter Gilbert, Ph.D.        5,483,217    33,560

               Wolfgang Hartwig, Ph.D.      5,483,217    33,560

               Arthur H. Hayes, Jr., M.D.   5,483,217    33,560

               John J. Horan                5,483,017    33,760

               Alan J. Main, Ph.D.          5,483,017    33,760

               Peter D. Meldrum             5,483,217    33,560

               Mark H. Skolnick, Ph.D.      5,483,117    33,660

               Dale A. Stringfellow, Ph.D.  5,483,017    33,760

PROPOSAL 2:
-----------

              For                2,588,609
                                 ---------
              Against            1,008,319
                                 ---------
              Abstain               29,280
                                 ---------
              Broker Non-Vote    1,890,569
                                 ---------

PROPOSAL 3:
-----------
              For                5,508,522
                                 ---------
              Against                5,780
                                 ---------
              Abstain                2,475
                                 ---------


ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

 The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number     Description
------     -----------

 10.1 Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center and the Company. The Company has excluded from this Exhibit 10.1 portions of the Patent and Technology License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Patent and Technology License Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

 10.2 Myriad Genetics, Inc. 1992 Employee, Director and Consultant Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 33-95970, effective October 5, 1995), as amended on November 15, 1996.

 11.1      Statement Regarding Computation of Net Loss Per Share

 27.1      Financial Date Schedule

(b)  Reports on Form 8-K
     -------------------

 No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MYRIAD GENETICS, INC.



Date:  February 14, 1997               By: /s/    Peter D. Meldrum
       -------------------                 --------------------------------
                                           Peter D. Meldrum
                                           President and Chief Executive Officer



Date:  February 14, 1997                   /s/    Jay M. Moyes
       -------------------                 --------------------------------
                                           Jay M. Moyes
                                           Vice President of Finance
                                           (principal financial and accounting
                                           officer)

                             MYRIAD GENETICS, INC.

                                 EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

10.1 Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of The University of Texas System, The University of Texas M.D. Anderson Cancer Center and the Company. The Company has excluded from this Exhibit 10.1 portions of the Patent and Technology License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Patent and Technology License Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

 10.2 Myriad Genetics, Inc. 1992 Employee, Director and Consultant Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 33-95970, effective October 5,
            1995), as amended on November 15, 1996.

 11.1       Statement Regarding Computation of Net Loss Per Share

 27.1       Financial Data Schedule