Form 10-Q/A
period 1996-09-30
MYRIAD GENETICS INC
filed 1997-04-24
CIK 899923

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 1996
                                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transaction period from ______________ to _______________

                       Commission file number:  0-26642
                                                -------


                             MYRIAD GENETICS, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                   87-0494517
            --------                                   ----------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization

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

     The Purpose of this Form 10-Q/A Amendment No. 1 is to amend the previously filed Form 10-Q of Myriad Genetics, Inc. for the quarterly period ended September 30, 1996 by augmenting Item 6(a) of Part II thereto to include revised Exhibits 10.1 and 10.4 which are herewith resubmitted and redacted pursuant to that certain Confidentiality Request of Myriad Genetics, Inc. filed with the Securities and Exchange Commission on November 12, 1996, as amended by letter dated December 23, 1996. Such item is set forth in this Form 10-Q/A Amendment No. 1

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         --------

         The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.


Exhibit
Number                         Description
-------                        -----------

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


                                     MYRIAD GENETICS, INC.


Date:  April 17, 1997                 /s/ Jay M. Moyes
       --------------                -----------------
                                     Jay M. Moyes
                                     Vice President of Finance
                                    (principal financial and accounting officer)

                             MYRIAD GENETICS, INC.

                                 EXHIBIT INDEX


Exhibit
Number                          Description
-------                         -----------

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
