Form 10-Q
period 1997-03-31
MYRIAD GENETICS INC
filed 1997-05-13
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                                --------------


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


      Registrant's telephone number, including area code: (801) 584-3600
                                                          --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X] No [ ]



As of April 30, 1997, the registrant had 9,199,546 shares of common stock outstanding.

                             MYRIAD GENETICS, INC.


                              INDEX TO FORM 10-Q

                                                                                                 Page
                                                                                                 ----
                        PART I - Financial Information

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheet as of March 31, 1997 and June 30, 1996             3

          Condensed Consolidated Statements of Operations for the three months and nine months
          ended March 31, 1997 and 1996                                                           4

          Condensed Consolidated Statements of Cash Flows for the three months and nine months
          ended March 31, 1997 and 1996                                                           5

          Notes to Condensed Consolidated Financial Statements                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                   7

                          PART II - Other Information

Item 1.   Legal Proceedings                                                                      11

Item 2.   Changes in Securities                                                                  11

Item 3.   Defaults Upon Senior Securities                                                        11

Item 4.   Submission of Matters to a Vote of Security Holders                                    11

Item 5.   Other Information                                                                      11

Item 6.   Exhibits and Reports on Form 8-K                                                       11

SIGNATURE(S)                                                                                     12

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                Mar. 31, 1997
                                                                                 (Unaudited)     June 30, 1996
                                                                                -------------   ---------------
                               Assets
                               ------
Current assets:
  Cash and cash equivalents                                                     $ 16,718,418    $ 13,235,680
  Marketable investment securities                                                19,857,579      37,212,454
 Receivables                                                                         367,410          79,066
 Prepaid expenses                                                                    480,203          88,423
                                                                                -------------   ------------
          Total current assets                                                    37,423,610      50,615,623
                                                                                -------------   ------------
Equipment and leasehold improvements:
  Equipment                                                                       12,618,618       9,097,484
  Leasehold improvements                                                           2,003,583         863,306
  Construction in progress                                                                 -         810,108
                                                                                -------------   ------------
                                                                                  14,622,201      10,770,898
  Less accumulated depreciation and amortization                                   2,704,025       1,375,366
                                                                                -------------   ------------
          Net equipment and leasehold improvements                                11,918,176       9,395,532

Long-term marketable investment securities                                        20,854,903      19,554,646

Other assets                                                                          50,979          41,696
                                                                                -------------   ------------
                                                                                $ 70,247,668    $ 79,607,497
                                                                                =============   ============
                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
  Accounts payable                                                              $  1,694,231    $  2,193,285
  Accrued liabilities                                                                826,132         786,791
  Deferred revenue                                                                 5,644,498       5,661,376
  Current portion of notes payable                                                   333,922         308,658
                                                                                -------------   ------------
          Total current liabilities                                                8,498,783       8,950,110
                                                                                -------------   ------------
Notes payable less current portion                                                   217,943         471,640
Stockholders' equity
  Common stock, $0.01 par value,15,000,000 shares authorized; issued and outstanding 8,702,215 shares June 30, 1996, 9,059,752 shares
  March 31, 1997                                                                      90,597          87,022
  Additional paid-in capital                                                      87,442,787      87,015,215
  Fair value adjustment on available-for-sale marketable investment securities       (42,332)        (67,865)

  Deferred compensation                                                           (1,509,613)     (1,907,513)
  Accumulated deficit                                                            (24,450,497)    (14,941,112)
                                                                                -------------   ------------
          Net stockholders' equity                                                61,530,942      70,185,747
                                                                                -------------   ------------
                                                                                $ 70,247,668    $ 79,607,497
                                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended              Nine Months Ended
                                         ------------------------------  -----------------------------
                                         Mar. 31, 1997   Mar. 31, 1996   Mar. 31, 1997   Mar. 31, 1996
                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                         -------------   -------------  --------------   -------------
Revenues:
  Research revenue                        $  2,584,007    $  1,912,080    $  7,497,528    $  4,593,755
  Genetic testing revenue                      157,678               -         191,738               -
                                         -------------   -------------  --------------   -------------
          Total revenues                     2,741,685       1,912,080       7,689,266       4,593,755
Expenses:
  Cost of goods sold                           108,696               -         132,979               -
  Research and development expense           4,215,871       3,661,716      13,355,768       8,839,627
  Selling, general and administrative
   expense                                   2,393,108         933,004       6,150,175       1,826,917
                                         -------------   -------------  --------------   -------------
          Total expenses                     6,717,675       4,594,720      19,638,922      10,666,544
                                         -------------   -------------  --------------   -------------
          Operating loss                    (3,975,990)     (2,682,640)    (11,949,656)     (6,072,789)
Other income (expense):
  Interest income                              787,695         955,583       2,522,972       2,217,339
  Interest expense                             (15,690)        (23,444)        (53,081)        (75,840)
  Gain/(loss) on sale of fixed assets          (21,559)              -         (29,551)        (73,436)
                                         -------------   -------------  --------------   -------------
                                               750,446         932,139       2,440,340       2,068,063
                                         -------------   -------------  --------------   -------------
          Net loss                         ($3,225,544)    ($1,750,501)    ($9,509,316)    ($4,004,726)
                                         =============   =============  ==============   =============
Net loss per share                              ($0.36)         ($0.20)         ($1.08)         ($0.55)
                                         =============   =============  ==============   =============
Weighted average shares outstanding          8,991,088       8,551,855       8,814,534       7,247,788


     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended              Nine Months Ended
                                          ------------------------------  ------------------------------
                                          Mar. 31, 1997   Mar. 31, 1996   Mar. 31, 1997   Mar. 31, 1996
                                           (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                          -------------   -------------  --------------   --------------
Cash flows from operating activities:
  Net loss                                  ($3,225,544)    ($1,750,501)    ($9,509,316)    ($4,004,726)
  Adjustments to reconcile net loss to
   net cash (used in) provided by
operating activities:
     Depreciation and amortization              670,310         390,737       1,779,490       1,150,380
     Loss on sale of equipment                   21,559               -          29,551          73,436
     (Increase) decrease in receivables        (243,514)         28,221        (288,344)         77,900
     Increase in other assets                  (154,018)        (79,992)       (401,063)        (43,760)
     (Decrease) increase in accounts
       payable and accrued expenses            (771,720)        935,938        (459,713)      1,710,039
     (Decrease) increase in deferred
       revenue                                  (55,237)      3,153,420         (16,878)      4,354,420
                                          -------------   -------------  --------------   --------------
          Net cash (used in) provided
           by operating activities           (3,758,164)      2,677,823      (8,866,273)      3,317,689
                                          -------------   -------------  --------------   --------------
Cash flows from investing activities:
  Capital expenditures                       (1,395,244)     (2,222,548)     (3,956,108)     (5,414,668)
  Proceeds from sale of equipment                14,750               -          22,250          36,375
  Net change in marketable investment
   securities                                 6,268,436      (2,655,786)     16,080,153     (42,289,240)
                                          -------------   -------------  --------------   --------------
          Net cash provided by (used
           in) investing activities           4,887,942      (4,878,334)     12,146,295     (47,667,533)
                                          -------------   -------------  --------------   --------------
Cash flows from financing activities:
  Net payments of notes payable                 (78,148)        (70,394)       (228,433)       (205,674)
  Net proceeds from issuance of common
   stock                                        407,062          30,369         431,149      49,125,910
  Net proceeds from issuance of
   preferred stock                                    -               -               -       9,982,723
  Conversion of preferred stock                       -               -               -        (109,414)
                                          -------------   -------------  --------------   --------------
          Net cash provided by (used
           in) financing activities             328,914         (40,025)        202,716      58,793,545
                                          -------------   -------------  --------------   --------------
Net increase (decrease) in cash and
 cash equivalents                             1,458,692      (2,240,536)      3,482,738      14,443,701
Cash and cash equivalents at beginning
 of period                                   15,259,726      28,569,973      13,235,680      11,885,736
                                          -------------   -------------  --------------   --------------
Cash and cash equivalents at end of
 period                                    $ 16,718,418    $ 26,329,437    $ 16,718,418    $ 26,329,437
                                          =============   =============  ==============   ==============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)       BASIS OF PRESENTATION

          The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. Operating results for the three and nine month periods ended March 31, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a genetic testing laboratory, and supporting collaborative research agreements. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements. The Company has been unprofitable since its inception and, for the quarter ended March 31, 1997, the Company had a net loss of $3,225,544 and as of March 31, 1997 had an accumulated deficit of $24,450,497.

In August 1995, the Company completed a three-year collaborative research and development agreement with Eli Lilly and Company to locate and sequence the BRCA1 breast and ovarian cancer gene. This agreement has provided the Company with research funding and may in the future provide certain additional payments upon the attainment of research and regulatory milestones and royalty payments based on sales of any products resulting from the collaboration. The Company did not recognize revenue from this agreement during the quarter ended March 31, 1997.

In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis Corporation ("Novartis"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments totalling $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Novartis. The Company recognized $1,370,494 in revenue under this agreement for the quarter ended March 31, 1997.

In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments totalling $71,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer. The Company recognized $1,213,513 in revenue under this agreement for the quarter ended March 31, 1997.

In October 1996, the Company announced the introduction of BRACAnalysis/TM/, a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc. ("Labs"), began accepting testing samples on a commercial basis on October 30, 1996. Genetic testing revenues of $157,678 were recognized for the quarter ended March 31, 1997.

In January 1997, the Company announced the identification of the first major gene responsible for glioma, a form of brain cancer that is the leading killer of children with cancer. In March 1997 the Company further announced that the identified gene was also found to be associated with other advanced cancers of the prostate, breast, kidney and skin. As a result of the additional findings, the gene originally known as BNC1 was renamed MMAC1 (Mutated Multiple Advanced Cancers). MMAC1 was located through a collaborative effort by scientists at the Company and the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson"). It is anticipated that the location of MMAC1 will accelerate development of new diagnostic and therapeutic approaches to brain, prostate, breast, kidney, and skin cancers. There can be no assurance, however, that the identification of this gene will lead to the development of diagnostic tests or therapeutic products.

In February 1997, the Company announced that the U.S. Patent and Trademark Office had granted a patent covering the AGT (Angiotensinogen) gene mutation. The composition of matter patent on the gene mutation, which is believed to be associated with an individual's risk for salt-dependent hypertension, was issued to the University of Utah, and is exclusively licensed to the Company for therapeutic applications, and co-exclusively licensed to Myriad for diagnostic applications. There can be no assurance, however, that the patenting of this gene will lead to the development of a diagnostic test or therapeutic products.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Research revenues for the quarter ended March 31, 1997 increased $671,927 from the same quarter of 1996. The increase was attributable to the Company's corporate research collaboration agreements providing ongoing research funding. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

Genetic testing revenues of $157,678 were recognized in the quarter ended March 31, 1997, an increase of $123,618 over the quarter ended December 31, 1996. The Company anticipates genetic testing revenue to increase in the future as cancer centers develop internal protocols for handling samples, additional insurance companies offer reimbursement for such tests, and market awareness of such tests is increased. There can be no assurance, however, that any of these factors will be realized. The Company also anticipates an improved gross margin in the future as increased sales reduce inefficiencies related to underutilization of capacity.

Research and development expenses for the quarter ended March 31, 1997 increased to $4,215,871 from $3,661,716 for the same quarter of 1996. This increase was primarily due to an increase in research activities as a result of progress in the Company's collaborations with Novartis and Bayer as well as those programs funded by the Company, including the successful collaborative effort by the Company and scientists at M.D. Anderson in discovering and sequencing the MMAC1 gene. The increased level of research spending includes third party research programs, increased depreciation charges related to purchasing of additional equipment, the hiring of additional personnel and the associated increase in use of laboratory supplies and reagents. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

Selling, general and administrative expenses for the quarter ended March 31, 1997 increased $1,460,104 from the same quarter of 1996. The increase was primarily attributable to costs associated with the ongoing promotion of BRACAnalysis/TM/ as well as additional administrative, sales, marketing and education personnel, market research activities, educational material development, and facilities-related costs. The Company expects its selling, general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

Interest income for the quarter ended March 31, 1997 decreased to $787,695 from $955,583 for the same quarter of the prior year. This decrease was primarily due to the decreased funds available for investment, which were expended in the ordinary course of business, including the establishment of a genetic predisposition testing lab and internally funded research programs. Interest expense for the quarter ended March 31, 1997, amounting to $15,690, was due entirely to borrowings under the Company's equipment financing facility.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

Research revenues increased to $7,497,528 in the first nine months of fiscal year 1997 from $4,593,755 in the first nine months of fiscal year 1996. The increase was attributable to the Novartis and Bayer research collaboration agreements providing ongoing research funding.

Genetic testing revenues of $191,738 were recognized in the nine months ended March 31, 1997. The Company did not perform any genetic tests on a commercial basis in the nine months ended March 31, 1996.

Research and development expenses for the nine months ended March 31, 1997 increased to $13,355,768 from $8,839,627 for the prior year. This increase was primarily due to an increase in research activities as a result of the

Company's collaborations with Novartis and Bayer, and an increase in Company funded research projects including third party research programs, increased depreciation charges related to purchasing additional equipment, the hiring of additional personnel and the associated increase in use of laboratory supplies and reagents. The Company also incurred increased development expenses during the nine month period related to the beta testing and validation of the Company's BRACAnalysis/TM/ genetic predisposition test for mutations of the BRCA1 and BRCA2 breast and ovarian cancer genes. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties and continues to develop additional commercial tests.

Selling, general and administrative expenses for the nine months ended March 31, 1997 increased $4,323,258 from the nine month period in the prior year. The increase was primarily attributable to the launch and ongoing promotion of BRACAnalysis/TM/ as well as additional administrative, sales, marketing and education personnel, market research activities, educational material development, and facilities-related costs. The Company expects its selling, general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

Interest income for the first nine months of fiscal year 1997 increased to $2,522,972 from $2,217,339 for the first nine months of fiscal year 1996. This increase was primarily due to the increased funds available for investment, which were raised as a result of the Company's research and development collaborations with Novartis and Bayer, and its initial public offering in October 1995. Interest expense for the nine months ended March 31, 1997, amounting to $53,081, was due entirely to borrowings under the Company's equipment financing facility. The loss on sale of fixed assets of $29,551 in the nine months ended March 31, 1997 and $73,436 in the nine months ended March 31, 1996 is the result of the sale of out-dated equipment.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,758,164 during the quarter ended March 31, 1997 as compared to net cash provided by operating activities of $2,677,823 during the same quarter of the prior year. Receivables increased $243,514 between December 31, 1996 and March 31, 1997, primarily as a result of trade receivables due from insurance companies and major cancer centers for genetic predisposition testing services provided by the Company. Additionally, the Company is due to receive reimbursement of certain legal fees which have been incurred and paid for by the Company but which are the responsibility of one of the Company's collaborative partners. Accounts payable decreased between December 31, 1996 and March 31, 1997 as large equipment purchases for the establishment of Labs were paid for by the Company during the quarter.

The Company's investing activities provided cash of $4,887,942 in the three months ended March 31, 1997 and used cash of $4,878,334 in the three months ended March 31, 1996. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and marketable investment securities. During the quarter ended March 31, 1997, the Company shifted a portion of its investment in marketable securities from longer term investments to cash and cash equivalents in order to provide for ongoing corporate expenditures.

Financing activities provided $328,914 during the quarter ended March 31, 1997. The Company reduced the amount of principal owing on its equipment financing facility by $78,148. Payments on the financing facility were offset by proceeds of $407,062 from the exercise of options and warrants during the period.

The Company anticipates that its existing capital resources, including the net proceeds of its initial public offering and interest earned thereon, will be adequate to maintain its current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. The Company's future capital requirements will be substantial and will depend on many factors, including progress of the Company's research and development programs, the results and cost of clinical correlation testing of the Company's genetic tests, the costs of filing, prosecuting and enforcing patent claims, competing technological and market developments, payments received under collaborative agreements, changes in collaborative research relationships, the costs associated with potential commercialization of its gene discoveries, if any, including the development of manufacturing, marketing and sales capabilities, the cost and availability of third-party financing for capital expenditures, and administrative and legal expenses. Because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.


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

ITEM 2.   CHANGES IN SECURITIES.

During the three months ended March 31, 1997, the Company issued a total of 92,742 shares of Common Stock to various Directors, consultants, and employees of the Company pursuant to the exercise of stock options at a weighted average exercise price of $2.72 per share. During the same period, the Company issued a total of 3,395 shares of Common Stock to various holders of warrants issued to Spencer Trask Securities Incorporated and Trautman Kramer & Company, the placement agents for the Company's 1993 private placement of Series A Convertible Preferred Stock and 1995 private placement of Series B Convertible Preferred Stock, respectively, at a weighted average exercise price of $15.11 per share.

No person acted as an underwriter with respect to the transactions set forth above. In each of the foregoing instances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") or Rule 701 promulgated under the Securities Act for the exemption from the registration requirements of the Securities Act, since no public offerings were involved.

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

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MYRIAD GENETICS, INC.



Date:  5/12/97                      By: /s/ Peter D. Meldrum
      -----------                      ---------------------------------
                                       Peter D. Meldrum
                                       President and Chief Executive Officer



Date: 5/12/97                       /s/ Jay M. Moyes
      -----------                  -------------------------------------
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