Form 10-K
period 1997-06-30
MYRIAD GENETICS INC
filed 1997-09-29
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1997


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _________ to __________

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

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, $.01 Par Value Per Share
                               (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on August 22, 1997 was $205,182,071, based on the last sale price as reported by The Nasdaq Stock Market.

     As of August 22, 1997, the registrant had 9,255,614 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 1997.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Myriad Genetics, Inc. (''Myriad'' or the ''Company'') is a leader in the discovery and sequencing of genes related to major common diseases. The Company utilizes analyses of extensive family histories and genetic material, as well as a number of proprietary technologies, to identify inherited gene mutations which increase the risk to individuals of developing these diseases. The Company has also developed a proprietary high-throughput assay to identify protein-protein interactions. The Company believes that the application of these technologies may provide new insights into protein function and cellular organization which may lead to the identification of novel therapeutic targets. The discovery of disease-predisposing genes and their biochemical pathways provides the Company with two significant commercial opportunities: (i) the development and marketing of genetic testing and information services, such as its recently launched BRACAnalysis(TM) test, for the identification of individuals who are genetically predisposed to developing a particular disease, and (ii) the development of therapeutic products for the treatment and prevention of major diseases associated with these genes and their biochemical pathways. The Company intends to pursue the development of therapeutic products either in conjunction with its strategic partners such as Schering Corporation ("Schering"), Novartis Corporation ("Novartis"), Bayer Corporation ("Bayer") and Eli Lilly and Company ("Lilly"), or independently.

     During its history beginning in 1991, the Company has discovered and sequenced, with its academic collaborators, the following genes associated with major diseases: BRCA1, BRCA2, MMAC1, MTS1, MTS2 and MTS3. In addition, the Company has located a number of genes that interact in the biochemical pathways of its gene discoveries and discovered the chromosomal location of additional genes involved in heart disease, cancer, osteoporosis and obesity.

     Myriad has achieved the following major milestones during the fiscal year ended June 30, 1997:

* Launched its first commercial genetic predisposition test, BRACAnalysis(TM), a comprehensive BRCA1 and BRCA2 sequence analysis for susceptibility to breast and ovarian cancer;

* Discovered, with its academic collaborators, the MMAC1 cancer gene. This gene is associated with advanced cancers of the brain, prostate, breast, kidney, and skin;

* Established a strategic alliance with Schering for the discovery of genes related to prostate and other cancers. Under this agreement, the Company may receive up to $60 million in equity investments, research funding and milestone payments, as well as royalties on the sale of future therapeutic products.

* Composition of matter patents issued for mutations of the MTS1 melanoma gene and a mutation of the AGT hypertension gene.

     The Company has begun commercialization of its gene discoveries by providing genetic tests for individuals to determine whether or not they have inherited gene mutations which may increase their risk for specific diseases. On October 30, 1996, Myriad introduced BRACAnalysis(TM), an important genetic test for women who have been diagnosed with breast or ovarian cancer and women who are at risk for hereditary breast and ovarian cancer. The Company believes that BRACAnalysis(TM) is the first comprehensive BRCA1 and BRCA2 sequence analysis for susceptibility to breast and ovarian cancer. Women who may benefit from BRACAnalysis(TM) include: women with a diagnosis of breast or ovarian cancer, especially premenopausal breast cancer; women with a family history of breast or ovarian cancer, and women with a blood relative who is known to have a mutation in BRCA1 or BRCA2.

Myriad has developed a highly automated genetic testing platform which the Company believes will enable it, once it has discovered and sequenced a gene, to develop a test for genetic predisposition relatively quickly and economically. The Company believes that the information gained from tests that confirm genetic predisposition has potential value to individuals and their health care providers in the following areas: (i) proactive health care and lifestyle decisions that may delay or prevent the onset of disease; (ii) early detection of disease; and (iii) selection of the most appropriate treatment. Through its wholly-owned subsidiary, Myriad Genetic Laboratories, Inc. (''Myriad Labs''), the Company has established a genetic predisposition testing laboratory which has received federal certification under the Clinical Laboratory Improvement Amendments of 1988 (''CLIA'') and State of New York approval from the New York Department of Health.

     In order to accelerate its gene discovery and therapeutic target identification programs, the Company employs three synergistic sets of technologies: (i) the genetic analysis of large Utah families performed by the Company's scientists and collaborators; (ii) the Company's advanced, proprietary bioinformatic gene mapping, sequencing, and cloning technologies; and (iii) the Company's advanced protein interaction and functional genomics technologies. The Company's collaborators at the University of Utah and IHC Health Services, Inc. ("IHC") have extensively studied large, multi-generational Utah families with histories of high rates of certain diseases. The clinical information from these studies, together with genetic analysis of the more than 35,000 DNA samples collected from family members, provides the Company with an unparalleled opportunity for accelerating several critical steps of the gene discovery process. The Company uses proprietary mapping and DNA sequencing technologies to identify a narrow chromosomal region, to isolate candidate gene sequences and, ultimately, to identify the actual DNA sequence comprising the disease-predisposing gene. Once an important disease-predisposing gene has been identified, the Company uses advanced protein interaction technologies to identify genes that are upstream and downstream in the biochemical pathways from the gene discovered in order to understand the biochemical pathways involved in the disease process. This enables Myriad and its corporate partners to select promising points of therapeutic intervention along the biochemical pathway.

     Myriad's business strategy has five primary components: (i) to expand the Company's leadership position in discovering and sequencing genes; (ii) to build the Company's genetic testing and information services business; (iii) based on its gene discoveries, to identify potential therapeutic targets by understanding the biochemical pathways related to common diseases; (iv) to capitalize on strategic alliances with corporate partners to obtain financing for a major portion of the Company's research and to commercialize certain therapeutic products for the treatment and prevention of disease; and (v) longer term, to pursue the independent marketing and development of therapeutic products based on certain gene discoveries.

MYRIAD'S GENOMICS STRATEGY

     Myriad believes that the Company's strategy of combining the three major approaches to the discovery and sequencing of genes (positional cloning, high speed DNA sequencing and protein interaction network analysis) greatly increases the probability that the genes found will be of diagnostic and therapeutic importance. The focused and direct application of these three approaches at the appropriate stage of the gene discovery process enables the Company to discover and sequence important disease-related genes relatively quickly and economically. Starting with a disease target such as breast cancer, the Company first utilizes positional cloning, having determined in advance of sequencing that the gene being sought in fact contributes to a substantial percentage of incidence of a particular disease and thus may have significant commercial potential. The Company's positional cloning strategy is based on the presence of a specific disease-related chromosomal fragment shared by many individuals within a multi-generational family. The Company uses positional cloning to reduce the library of candidate genes from tens of thousands to ten or fewer genes on a specific chromosome.

  Myriad has developed proprietary high-speed DNA sequencing technologies that enable the Company to efficiently and rapidly obtain sequences from the chromosomal region and sequence the entire gene once it has been identified. Following the identification of the disease-related gene, the Company uses protein interaction technologies to identify other related genes that may yield additional diagnostic or therapeutic opportunities. Myriad identifies genes that interact with the disease-predisposing gene in order to understand the biochemical pathway associated with the disease. The success of the Company's approach is demonstrated by its discovery and complete sequencing of six major genes (BRCA1, BRCA2, MMAC1, MTS1, MTS2, MTS3) and the identification of a number of genes along their biochemical pathways.

     All stages of the gene discovery process use and generate a vast amount of information. Accordingly, the Company has designed a proprietary bioinformatics system which provides significant analytical and data management capabilities which are integral to genetic and molecular analysis. The system is based on integrated, protocol-driven database management software which is utilized to track experiments and collect the data generated. The system incorporates data on DNA samples, genetic markers, maps, DNA clones and DNA sequences which are generated during the gene discovery process. Further, the system directs the genetic analysis, fine structure mapping, generation of candidate genes and mutation screening. It allows the automation of labor intensive steps in the analysis of DNA sequences, and incorporates Myriad's expert system for detecting coding regions in random DNA sequences. Proprietary software methods have also been developed by scientists at the Company which significantly accelerate mutation screening.

     The discovery of disease-causing genes leads directly to two important commercial opportunities for the Company: (i) genetic testing products and services such as BRACAnalysis(TM), and (ii) therapeutic products for treatment or prevention of disease.

     Studying the Disease in Families.   A key competitive advantage of the
Company's gene discovery process is the information derived from the genetic analysis of large, multi-generational Utah families. The early Utah population was characterized by many large families with a dozen or more children, hundreds of grandchildren and thousands of descendants. By using the extensive and detailed genealogical records kept by the families themselves, the Company is better able to resolve the ambiguities caused by interactions between environmental factors and multiple predisposition genes. Although in practice combining data from several multi-generational families is more efficient, the Company can often positionally clone a gene related to a disease by studying DNA from a single large extended family. This type of analysis is not possible using small families because the interactions between environmental factors and multiple causal genes may lead to erroneous conclusions regarding the chromosomal location of a gene.

     To efficiently identify common disease-predisposing genes, the Company has entered into several exclusive research collaborations. In the field of cancer, the Company is currently working with researchers at the University of Utah's Center for Cancer Genetic Epidemiology whose analysis of familial cancers contributed significantly to the understanding of the hereditary nature of most types of cancer. These researchers have collected over 25,000 DNA samples from extended families with breast cancer, ovarian cancer, colon cancer, prostate cancer, lung cancer, bladder cancer, brain cancer, leukemia, lymphoma, and melanoma. In the cardiovascular and obesity fields, the Company is currently working with researchers at the University of Utah's Cardiovascular Genetics Research Clinic, which has an extensive collection of data from extended families with cardiovascular disease and obesity, with over 10,000 DNA samples collected to date. The Company is working with researchers at IHC which manages 24 hospitals in the intermountain west. Research with IHC collaborators currently involves the study of families with asthma, osteoporosis, or certain central nervous system disorders.

     Analyzing DNA from Family Members.   The DNA from selected members of each
extended family is analyzed with a large set of genetic markers, enabling researchers to identify which chromosomal segment is associated with disease in a family. The family members' DNA sample preparations are quality controlled, and then placed on a robotics work station which prepares thousands of polymerase chain reaction ("PCR") amplifications of the genetic markers and, after amplification, combines the reaction products so that all of the genetic markers for a complete genomic search can be analyzed on automated sequencers. For example, all of the genetic markers for ten family members in an extended family can be gathered in a single day, often creating enough information to begin mapping the underlying gene to a specific chromosomal region.

     Locating and Narrowing the Chromosome on which the Gene Resides. The genetic markers from the DNA of family members are stored in the Company's proprietary database system and complex analysis programs search for the chromosome on which the gene resides. As candidate chromosomal regions are found, additional sets of markers in the suggested regions are analyzed and the set of families and family members studied is expanded to narrow the gene's location. Once a gene has been located on a particular chromosome, the Company uses recombinant DNA libraries to select DNA fragments which encompass the region surrounding the gene. The Company has acquired an extensive genomic library for mapping and gene isolation. By using a proprietary procedure developed at Myriad, the chromosomal region is significantly narrowed by tracing patterns of inheritance of new genetic markers which are isolated from the clones encompassing the region.

     Identifying the Disease-Predisposing Gene and Characterizing Mutations. The Company uses high-speed gene sequencing to screen all genes in the narrowed region to identify mutations that are present in the DNA sequences of diseased individuals and are absent in the DNA sequences of unaffected individuals. To find the set of candidate genes in the chromosomal region, the Company uses two proprietary approaches developed by Myriad scientists, a DNA sequencing methodology in conjunction with gene detection software, and a high throughput method for identifying expressed sequences. Gene fragments identified in this manner are extended to include the entire gene sequence by the Company's ''directed hybrid selection'' technology. The disease-related gene is identified by detecting sequence variants using automated sequencing and Myriad's proprietary sequence analysis software. This automatic detection greatly increases the speed at which genes can be screened for disease-predisposing mutations.

     Once a disease-related gene has been discovered, Myriad scientists examine DNA from affected and unaffected individuals to estimate the frequency of each mutation and its associated disease risk in a variety of populations. Relatives of each individual carrying a disease-related gene are tested for the presence of the specific mutations. The information derived from these tests has enabled the Company to develop a large and growing proprietary database to characterize each mutation by type, severity and age of onset of the associated disease. In certain cases, functional assays are developed to test the predisposing activity of each mutation.

     Identifying the Biochemical Pathway. As protein-protein interactions mediate the functions of most cellular processes, identification of such interactions is critical in understanding a protein's function. Accordingly, the Company has developed a proprietary high-throughput version of an assay to identify protein-protein interactions. This system employs the Company's integrated automation platform and significant bioinformatics capabilities to rapidly identify protein partners. The Company believes that the application of this technology may provide new insights into protein function and cellular organization and may suggest functions for known novel proteins. Ultimately, the analysis of large numbers of protein interactions may allow the Company to identify critical interactions that could be targets for therapeutic intervention.

MYRIAD'S GENE DISCOVERY PROGRAMS

     Myriad's research programs are focused on the discovery of disease-related genes which predispose individuals to cancer, cardiovascular diseases and other common diseases. The Company's gene discovery and development programs in cancer, cardiovascular diseases and other major diseases are described below.

CANCER
     Scientists and physicians understand that many common disorders have a strong hereditary component. These diseases, including cancer, involve genetic changes that affect millions of individuals. Individuals genetically predisposed to cancer have a disease-related mutation in one of the two copies of a gene they inherit from their parents. Thus, one step that can lead to cancer has already occurred in every cell of that individual.

     BRCA1 Breast and Ovarian Cancer Gene. The Company and its collaborators reported the discovery of the BRCA1 breast and ovarian cancer predisposing gene in the October 7, 1994 issue of the journal Science. In 1997, it is estimated that approximately 180,000 women in the United States will be diagnosed with breast cancer and an additional 27,000 women will be diagnosed with ovarian cancer. During the same period, an estimated 44,000 women will die from breast cancer (the second highest cancer mortality rate among women) and an estimated 14,000 women will die of ovarian cancer. BRCA1 appears to be responsible for approximately half of the early onset hereditary breast cancer cases in an international study of breast cancer conducted by the Breast Cancer Linkage Consortium. Hereditary breast cancer is believed to account for approximately 5-10% of all cases of breast cancer. A study of women in the United States published in the American Journal of Human Genetics indicates that a woman with a BRCA1 mutation has an 86% risk of developing breast cancer by age 80 as compared to a general population risk of 10%. Additionally, according to a recent study published in Lancet, the risk to a woman with a BRCA1 mutation of developing ovarian cancer by age 70 is approximately 44%, compared to a general population risk of approximately 1%.

     BRCA2 Breast Cancer Gene. On December 20, 1995, Myriad and its collaborators announced the discovery of the complete sequence of BRCA2, a second hereditary breast cancer gene which was found to be responsible for the majority of the remaining cases of inherited breast cancer, as reported in the journal Nature Genetics. BRCA2 mutations are thought to account for a large proportion of the remaining early onset hereditary female breast cancers which are not accounted for by BRCA1, as well as most hereditary male breast cancers. Women with BRCA2 mutations have approximately the same risk of breast cancer as BRCA1 mutation carriers; the risk of ovarian cancer is also increased, although not as much as in those with BRCA1 mutations. Myriad has developed a genetic test for this gene which has been combined with the test for BRCA1 to form a comprehensive integrated test for hereditary breast and ovarian cancer.

     MMAC1 Mutated Multiple Advanced Cancer Gene. In January 1997, the Company announced the identification of a major gene responsible for glioma, a form of brain cancer that is a leading killer of children with cancer. In March 1997, the Company further announced that the identified gene was also found to be associated with other advanced cancers of the prostate, breast, kidney, and skin. MMAC1 was located through a collaborative effort by scientists at the Company and the University of Texas M.D. Anderson Cancer Center. It is anticipated that the location of MMAC1 will accelerate development of new diagnostic and therapeutic approaches to brain, prostate, breast, kidney, and skin cancers. There can be no assurance, however, that the identification of this gene will lead to the development of diagnostic tests or therapeutic products.

     MTS1 Tumor Suppressor Gene.   The Company's first major discovery was the
involvement of the MTS1 gene in the formation of many types of cancer including melanoma, lymphoma, leukemia and cancers of the lung, breast, brain, bone, bladder, kidney and ovary. The role of MTS1 as a tumor suppressor was discovered by Myriad and was reported in the April 15, 1994 issue of the journal Science. When MTS1 is mutated, its function as a molecular brake during a key step in the cell division process is lost and uncontrollable cell growth may take place. Myriad has shown that MTS1 is deleted or mutated in approximately half of all tumor cell lines tested. Because MTS1 is one of the most commonly mutated or deleted tumor suppressor genes discovered to date, Myriad believes that it is a promising candidate for the development of new anti-cancer therapies. The MTS1 gene may also have value in monitoring disease progression.

     Myriad also discovered that abnormal MTS1 genes can be inherited, and that when they are inherited they predispose individuals to melanoma. The Company's discovery of the MTS1 predisposition to melanoma was reported in the September 1994 issue of the journal Nature Genetics. Melanoma is lethal in 86% of cases where it has metastasized (spread to another site in the body); however, when it is diagnosed at an early stage, less than 10% of patients die within 5 years. Since the early 1970's, the incidence of melanoma has increased at about 4% per year and melanoma has become one of the fastest growing cancers in the United States. In 1997 it is estimated that approximately 40,300 Americans will be diagnosed with melanoma. The Company believes that approximately 10% of melanoma cases are hereditary. The Company and its collaborators have substantial expertise in the genetic analysis of melanoma and have begun to identify important disease-predisposing MTS1 mutations. In April 1997, The U.S. Patent and Trademark Office ("USPTO") issued a composition of matter patent on mutations of the MTS1 gene to the Company and the University of Utah Research Foundation.

     MTS2 and MTS3 Cell Cycle Genes. Myriad scientists located MTS1 on a narrow region of chromosome 9. Further analysis of this region yielded two other novel genes involved in cell growth and cell cycle control, MTS2 and MTS3. Although other researchers sequenced a portion of MTS2, the Company discovered that MTS2's expression levels increased during DNA replication and cell division. Myriad also discovered MTS2's potential involvement in cancer and is investigating its specific potential role in several types of cancer. Myriad's discovery of the MTS3 gene has led to a new area of research in cell division and its possible role in cancer.

     Other Cancer Genes.   The Company also has active research programs to
identify additional genes believed to be implicated in cancer. Studies by the Company and its collaborators are focused on major cancer sites including prostate cancer, colorectal cancer, lung cancer, brain cancer, leukemia and lymphoma, all of which have a strong hereditary component.

CARDIOVASCULAR DISEASES
     Scientists recognize that cardiovascular diseases represent a group of related disorders that are highly familial and result from both genetic and environmental risk factors. Genetic predisposition to cardiovascular diseases involves a number of familial risk factors, including, among others, abnormal levels of triglycerides (fats used for storage and energy), cholesterol, angiotensinogen (a protein involved in the regulation of salt and water retention), and homocysteine (an amino acid involved in blood coagulation), all of which may interact with environmental risk factors, such as physical activity, stress, smoking and diet.

     AGT Hypertension Gene. Hypertension (high blood pressure) is a complex disorder which is believed to have a number of causes, including: excess weight, atherogenesis (formation of fat deposits on the interior walls of arteries), and salt sensitivity. Approximately 50 million people in the United States are hypertensive. Hypertension has a significant genetic component and is a major risk factor for cardiovascular disease, kidney failure and stroke. The angiotensinogen (''AGT'') gene is believed to be involved in salt-dependent hypertension. Certain mutations in the AGT gene are believed to cause individuals to retain excessive amounts of salt, thus increasing their risk for hypertension. The USPTO has issued a composition of matter patent on a mutation of the AGT gene and a patent on a method for detecting a predisposition to hypertension based on the AGT gene to the University of Utah and the Institute National de la Sante et de la Recherche Medicale (''INSERM'') in December 1994 and December 1996. The Company has an agreement with the University of Utah and INSERM, pursuant to which it has a co-exclusive license to develop diagnostic products from the genetic mutations of AGT associated with hypertension, and an exclusive license to develop therapeutic products from such genetic mutations of AGT.

     CHD1 and CHD2 Heart Disease Genes. Heart disease is the leading cause of death in the United States and is believed to have a significant genetic component. Approximately 1.5 million acute myocardial infarctions (heart attacks) result in 800,000 hospitalizations and more than 500,000 deaths each year in the United States. The Cardiovascular Genetics Research Clinic at the University of Utah has assembled a database of approximately 120,000 families comprising over 1,000,000 individuals and has identified a large number of families with a strong history of cardiovascular disease.

     Myriad has determined the location of two significant cardiovascular disease genes, CHD1 and CHD2, each within a narrow region of a chromosome. The Company believes that the CHD1 and CHD2 genes are important predisposing genes for heart disease, since approximately 15% of families studied with early coronary heart disease have the condition associated with these genes. The Company believes that a genetic test for familial cardiovascular disease would be of value to predisposed individuals, who could benefit from regular monitoring. The discovery of the CHD1 and CHD2 genes may facilitate early diagnosis and improved therapeutic products.

OTHER MAJOR DISEASES
     HOB1 and HOB2 Obesity Genes. There are approximately 34 million adult Americans who are classified as obese. The mechanisms of fat storage and energy balance have a substantial hereditary component, and the Company believes that a gene or combination of genes is likely to be responsible for a significant percentage of obesity. It has not been established that the human counterparts of the rare obesity genes recently discovered in mice play a significant role in common human obesity. Myriad believes that its collaborator's collection of DNA from members of extended families with obesity give it a competitive advantage in the search for human obesity genes. Myriad's scientists have determined the chromosomal locations of two significant obesity genes, HOB1 and HOB2. The Company believes that the HOB1 and HOB2 genes are important in human obesity and may be responsible for a majority of hereditary obesity.

     OS1 Osteoporosis Gene. Osteoporosis is a disorder of decreasing bone mass affecting approximately one quarter of women over age 60, nearly half of all women over 75, and approximately 25 million individuals in the United States. Osteoporosis is the most significant underlying cause of skeletal fractures among late middle-aged and elderly women. Early detection of a predisposition to osteoporosis is important because nutritional and therapeutic intervention can delay the onset and reduce the severity of the disease. Myriad had determined the location of a significant gene involved in osteoporosis, OS1, and has narrowed the OS1 gene to a small region of a chromosome. The Company believes that the OS1 gene plays an important role in the pathogenesis of osteoporosis.

     Asthma Genes. It is estimated that between 10 and 15 million people in the United States have asthma and there is strong evidence supporting the existence of a genetic component to asthma. Deaths from severe asthma attacks have been increasing in the United States and now number approximately 6,000 per year. Detailed case reviews suggest that many deaths from asthma could have been prevented by earlier and more intensive medical care. There is currently no laboratory test which can establish a diagnosis of asthma. Myriad and its collaborators have begun systematic collection of data from asthma families with a history of asthma and have also begun chromosomal location analysis.

     Depression and Bipolar Disease Genes.   There are approximately 13 million
people in the United States that are affected by major depression and an additional approximately 4 million in the United States with bipolar disorders or manic depression. In June 1996, the Company entered into a research collaboration with IHC to link IHC's medical data and patient records of individuals with disorders of the central nervous system with the Company's proprietary database of families.

     Attention Deficit-Hyperactivity Disorder Genes ("ADHD"). ADHD is often cited as the most common behavioral problem among school-aged children. Estimates of the number of children and adolescents in the United States with ADHD range from 1.4 to 2.2 million or approximately 3-5% of the population. The disease generally has its onset before the age of seven years with symptoms of inattention, impulsivity and hyperactivity which persist for longer than six months. The Company is currently studying families with ADHD s to identify candidate groups for analysis.

     Addictive Behavior Genes. Addictive behaviors are led in prevalence by alcoholism, which has been described as the third largest health problem in the United States behind heart disease and cancer. Alcoholism affects 13.8 million people, costs $98.6 billion and is implicated in 100,000 deaths annually. A recent study in Archives of General Psychiatry indicates that men with a family history of alcohol dependence are more than twice as likely to develop dependence on alcohol themselves, compared to men with no family history. The Company is currently studying families with addictive behavior problems to identify candidate groups for analysis.

MYRIAD'S PRODUCT DEVELOPMENT PROGRAMS

     The Company has identified two commercial opportunities arising from the discovery of genes which predispose individuals to common diseases: (i) the development and marketing of genetic testing and information services for the identification of individuals who are genetically predisposed to developing a particular disease, such as its recently launched BRACAnalysis(TM) test, and
(ii) the development of therapeutic products for the treatment and prevention of major diseases. The Company intends to pursue the development of therapeutic products either in collaboration with its corporate partners or independently.

BRACANALYSIS(TM) GENETIC PREDISPOSITION TEST
     On October 30, 1996, the Company introduced BRACAnalysis(TM), a comprehensive BRCA1 and BRCA2 sequence analysis for susceptibility to breast and ovarian cancer. The introduction followed the successful premarket evaluation of the test in 14 leading U.S. Cancer centers. BRACAnalysis(TM) provides women and their family members who are at risk for hereditary breast and ovarian cancer with important information that the Company believes will help them and their physicians make better informed lifestyle, dietary, surveillance and treatment decisions.

     BRACAnalysis(TM) is a fully automated testing platform that can deliver a direct full sequence analysis of BRCA1 and BRCA2 to women who seek knowledge of their predisposition to breast and ovarian cancer. The Company believes that women who may benefit from BRACAnalysis(TM) include: women with a diagnosis of breast or ovarian cancer, especially premenopausal breast cancer, women with a family history of breast or ovarian cancer; and women with a blood relative who is known to have a mutation in BRCA1 or BRCA2. Because genetic predisposition testing raises important medical, psychological and social issues for patients and their families, Myriad Labs recommends that individuals meet beforehand with a genetic counselor or other trained health care professional to discuss the potential benefits and limitations of genetic predisposition analysis. Physicians are required to confirm that an informed consent was obtained from each patient prior to testing.

     In order to have the test performed, an individual visits his or her physician or health care provider and a blood sample is obtained, placed in a bar coded test tube and forwarded to Myriad Labs for processing. Upon receipt by Myriad Labs, each sample is logged for sample tracking and is then handled by advanced robotic systems to process the sample and perform the genetic test. BRACAnalysis(TM) identifies mutations in the BRCA1 and BRCA2 genes through a process that involves the performance of over 80 separate PCR amplifications and the sequencing of more than 35,000 DNA base pairs from the individual's blood sample. For the majority of women, BRACAnalysis(TM) includes a full sequence analysis of the protein-coding regions of both the BRCA1 and BRCA2 genes. However, in individuals who have a relative with a known BRCA1 or BRCA2 mutation, the Company can perform a mutation-specific test known as single-amplicon analysis.

     In preparation for the commercial introduction of BRACAnalysis(TM), the Company hired a sales force with regional responsibilities for sales, promotion and education of physicians nationwide. The Company currently employs a sales force of ten individuals and expects to significantly expand its sales force over the next three years. Marketing and educational efforts initially have been directed to approximately 50 comprehensive cancer centers, 500 community cancer centers, 9,000 oncologists and 40 of the largest managed care organizations as primary customers for BRACAnalysis(TM). Myriad also conducts educational symposiums for physicians in conjunction with the major medical conferences across the country. The Company has distributed over 100,000 educational packets to physicians, health care providers and genetic counselors. Educational efforts are also underway to secondary customer segments which include obstetricians, gynecologists and primary care physicians. The Company believes that broad market acceptance can be achieved only with substantial education about the benefits and limitations of BRACAnalysis(TM), as well as efforts to resolve concerns about their appropriate and ethical use.

     The Company has engaged a reimbursement consulting company to assist it in a number of reimbursement activities for BRACAnalysis(TM), including: (i) working with the Company to secure reimbursement approval from insurance and managed care organizations for reimbursement for BRACAnalysis(TM); (ii) providing reimbursement assistance through an 800 number hotline for patients who wish to file claim forms with their insurance companies or managed care providers; and (iii) administering a free of charge financial assistance program for uninsured patients who meet financial means criteria for BRACAnalysis(TM). While reimbursement policies for BRACAnalysis(TM) are still under discussion with a number of insurance companies and managed care providers, several major insurance companies and HMOs have provided reimbursement for BRACAnalysis(TM) testing to their members.

     Although the BRACAnalysis(TM) test has been successfully tested at 14 leading cancer centers across the country, there can be no assurance that this test or other similar tests developed by the Company in the future will achieve overall market acceptance. The degree of market acceptance will depend on a number of factors, including the availability of third-party reimbursement and demonstration to the medical community of the value, efficacy and cost-effectiveness of the test to patients, payors and health care providers.

AGT GENETIC PREDISPOSITION TEST
     The Company is also in the process of developing the AGT genetic predisposition test and a fully automated testing platform that can identify specific mutations of the AGT gene to assess an individual's risk of salt-dependent hypertension. The Company believes that the AGT test may also be useful to determine which individuals diagnosed with hypertension may benefit from low-sodium diet therapy. Together with the National Institutes of Health ("NIH"), the Company is currently engaged in a study of the AGT genotypes of approximately 2,000 individuals with hypertension to determine whether an individual's ability to lower blood pressure by following a low-sodium diet is correlated with the presence of certain AGT mutations. Demonstration of these correlations could validate the use of the AGT genetic test to assist health care providers in selecting the most effective therapy. Scientists at the Company have completed the development of the AGT genetic test for salt-dependent hypertension and are prepared to introduce the test if a correlation is established in the studies.

MTS1 GENETIC PREDISPOSITION TEST
     The Company and its collaborators have begun to identify important disease-predisposing MTS1 mutations. Similar to the BRACAnalysis(TM) test and the proposed AGT test, the Company believes that an MTS1 test will assist individuals in determining if they are at risk for hereditary melanoma, a potentially lethal disorder which is curable if detected early. Melanoma has become one of the fastest growing cancers in the United States. The Company is in the early stages of development of the MTS1 test and there can be no assurance that the Company will successfully develop or commercialize this product.

MYRIAD'S COMMERCIALIZATION STRATEGY
     Myriad's commercialization strategy is to develop and market genetic testing and information services for the identification of individuals who have a high genetic risk of developing a particular disease based on predisposing genes discovered or licensed by the Company. The development of therapeutic treatments for such diseases represents a longer term opportunity for the Company to pursue in collaboration with strategic partners or independently. The Company has established a commercial genetics laboratory to provide genetic predisposition testing and has received CLIA laboratory certification from the Department of Health and Human Services. Myriad began marketing the first such genetic predisposition test, BRACAnalysis(TM), on October 30, 1996. The Company believes that the genetic information business represents an attractive opportunity for the following reasons:

   * The discovery of a gene enables the Company to develop and introduce a commercial test for genetic predisposition in a shorter period than the time required for therapeutic product development;

   * The cost of developing a genetic test is significantly less than the cost of developing a therapeutic product;

   * The identification and patenting of genes may create significant barriers to other companies attempting to enter the field;

   * The market for genetic predisposition testing for cancer, heart disease and other common diseases potentially includes a very large segment of the population, since the Company believes that many individuals can benefit from information regarding their susceptibility to these diseases;

   * The Company's broad technology platform should permit it to identify a number of disease-predisposing genes and to develop the related genetic predisposition tests; and

   * The Company's gene discoveries provide longer-term opportunities for the Company to develop and commercialize therapeutic products.

     The Company believes that the information gained from genetic tests that confirm inherited disease susceptibility has potential value in the following areas: (i) proactive health care and lifestyle decisions that may delay or prevent the onset of disease; (ii) early detection of disease which may improve outcomes; and (iii) selection of the most appropriate treatment once an individual develops a disease.

Genetic Predisposition Testing and Information Business
     Through Myriad Labs, the Company has established a central genetic testing laboratory to provide genetic information services to health care providers based on the genes discovered or licensed by the Company. The Company is developing a clinical database of information on mutations of each gene discovered, including the frequencies of occurrence in different population groups and the clinical effect of these mutations. This database will permit Myriad Labs to provide health care professionals with detailed genetic information regarding the risk profile associated with an individual's genetic test results. Myriad Labs will also provide educational and support services to physicians and health care professionals as part of its genetic information business.

     There are numerous difficulties and challenges associated with developing genetic tests based on gene discoveries, as well as uncertainties in interpreting the results. A defective gene may malfunction in many ways, and the numerous mutations of the gene may make tests for the mutations difficult. In addition, even when a genetic test identifies the existence of a mutation in a particular individual, the interpretation of the genetic test results is limited to the identification of a statistical probability that the tested individual will develop the disease for which the test has been completed. There can be no assurance that the Company will be successful in developing genetic tests in addition to BRACAnalysis(TM) or that BRACAnalysis(TM) or any such tests will be able to be marketed at acceptable prices or will receive commercial acceptance in the markets that the Company expects to target.

     By targeting its gene discovery efforts to the genetic predisposition components of major common diseases such as cancer and cardiovascular disease, the Company believes it will be able to assist health care providers in determining an individual's predisposition to such illnesses. The Company believes that genetic predisposition testing will be of great medical value to large segments of the population. Both affected individuals and those who are not currently affected but have a high risk of developing the disease in the future can benefit from the genetic test information which will enable them to make more informed decisions concerning selection of the most appropriate therapy, increased monitoring and preventive measures.

     In the longer term, the Company believes that as more genes are added to its portfolio through discoveries by the Company and licenses of genes discovered by others, the Company may be positioned to offer an array of genetic tests which cover a number of major diseases. The availability of a broad genetic testing profile could lead to expanded markets encompassing substantial additional segments of the population who could benefit from knowing their risk of developing a variety of major diseases.

Therapeutic Opportunities
     Genes control all physiological processes through the expression of proteins. Genetic disease manifests itself when a gene produces a protein that causes a harmful effect or fails to produce a protein necessary for good health. For example, a mutated gene may express a protein that causes certain cells to proliferate without control, causing cancer. The Company believes that the technologies it has developed to identify genes and their biochemical pathways will enable it to identify important proteins for therapeutic intervention. Preventing or treating disease involves, either (i) intervening, through the use of a drug, in the complex series of cellular processes (which may include a series of receptor, enzyme, hormone and other protein interactions in the biochemical pathway) that block the activity of a harmful protein or replace the function of a beneficial protein; (ii) blocking, replacing, modifying or regulating the gene responsible for a beneficial or harmful protein, or (iii) replacing a beneficial protein.

STRATEGIC ALLIANCES

  The Company seeks to obtain financing for a portion of its research and development activities through strategic alliances with corporate partners and endeavors to leverage its research efforts through collaborative agreements with academic institutions. Myriad has formed strategic alliances with four major pharmaceutical companies to date. The Company is collaborating with (i) Schering to discover genes involved in prostate and other cancers, (ii) Novartis to discover genes involved in certain types of cardiovascular disease, (iii) Bayer to discover genes involved in obesity, osteoporosis and asthma, and (iv) Lilly on the discovery of the BRCA1 breast and ovarian cancer gene. The Company is actively pursuing potential strategic alliances with other partners in areas where it believes they may enhance the Company's ability to develop and exploit its technology. The material terms of the Company's current strategic alliances and collaborative agreements are described below.

Schering-Plough Corporation
     In April 1997, the Company entered into a Collaborative Research and License Agreement and Stock Purchase Agreement with Schering. Under the agreements, Schering made a $4 million equity investment in the Company, a $4 million one-time license payment to the Company, and agreed to provide $9 million of funding over a three-year period to support the Company's research and development programs to identify and sequence certain genes involved in the field of prostate and other cancers. The three-year term of the agreement may be extended for two additional one-year periods with annual research and development funding of up to $4 million each additional year. In addition, the Company may receive future milestone payments up to $35 million and future royalty payments on therapeutic product sales. The Company granted Schering an exclusive, worldwide license to develop, manufacture and sell therapeutic products derived from genes described above.

     Under the Schering agreements, the Company will retain the exclusive, worldwide rights to all diagnostic products, genetic testing services, and therapeutic products outside of the field, based on the genes discovered under the research collaboration. The Company will retain the exclusive, worldwide rights to any therapeutic or diagnostic product for animal health care. In addition, Schering has certain registration rights with respect to the stock it purchased under the agreements.

Bayer Corporation
     In September 1995, Myriad entered into a Collaborative Research and License Agreement and Stock Purchase Agreement with Bayer. Under the agreements, Bayer made a $10 million equity investment in the Company and agreed to provide $25 million of funding over a five-year period to support the Company's research and development programs to identify and sequence genes involved in the field of obesity, osteoporosis and asthma. In addition, the Company may receive future milestone payments up to $36 million and future royalty payments on therapeutic product sales. The Company granted Bayer an exclusive, worldwide license to develop, manufacture, and sell therapeutic products derived from genes described above. Bayer may terminate the research agreement after the second anniversary if the research steering committee, which is comprised of an equal number of representatives from the Company and Bayer, determines that the research program is likely to fail to achieve its objectives in all areas and the parties do not agree on alternative disease targets for the research program.

     Under the Bayer agreements, the Company will retain the exclusive, worldwide rights to all diagnostic products, genetic testing services, and therapeutic products outside of the field, based on the genes discovered under the research collaboration. The Company will retain the exclusive, worldwide rights to any therapeutic or diagnostic product for animal health care. In addition, Bayer has certain registration rights with respect to the stock it purchased under the agreements as well as certain Board representation rights.

Novartis Corporation
     In April 1995, Myriad entered into a Collaborative Research and License Agreement and Stock Purchase Agreement with Novartis. Under the agreements, Novartis made a $7 million equity investment in the Company and agreed to provide $25 million of funding over a five-year period to support the Company's research and development programs to identify and sequence certain genes involved in the field of cardiovascular disease. In addition, the Company may receive future milestone payments up to $28 million and future royalty payments on therapeutic product sales. The Company granted Novartis an exclusive, worldwide license to develop, manufacture, and sell therapeutic products derived from genes described above. Novartis may terminate the research agreement after the second anniversary if the Company fails in a material respect to achieve any of the research objectives established by the research steering committee, which is comprised of an equal number of representatives from the Company and Novartis.

     Under the Novartis agreements, the Company will retain the exclusive, worldwide rights to all diagnostic products, genetic testing services, and therapeutic products outside of the field, based on the genes discovered under the research collaboration. The Company will retain the exclusive, worldwide right to any therapeutic or diagnostic product for animal health care. In addition, Novartis has certain registration rights with respect to the stock it purchased under the agreements as well as certain Board representation rights.

  Eli Lilly and Company
     In August 1992, the Company entered into a Research Collaboration and License Agreement with Lilly and its former subsidiary, Hybritech Incorporated (''Hybritech''), pursuant to which Lilly and Hybritech made an equity investment in the Company and provided funding over a three-year period to support the Company's research and development program to discover and sequence the BRCA1 gene. Hybritech was sold by Lilly to Beckman Instruments, Inc. in 1996. The Company granted to Lilly an exclusive, worldwide license to develop, manufacture and sell therapeutic products derived from the BRCA1 gene, and granted to Hybritech an exclusive, worldwide license to develop, manufacture and sell diagnostic kits derived from the BRCA1 gene. Royalties with respect to therapeutic and diagnostic products which may in the future be developed by Lilly and Hybritech will be payable on product sales in each country until the expiration of the last valid patent covering such products in that country. Under the agreement, the Company retained the exclusive, worldwide rights to provide genetic testing services based on the BRCA1 gene.

  Hybritech, a subsidiary of Beckman Instruments, Inc.
     In March 1993, the Company and Hybritech entered into a related Collaborative Agreement which establishes certain rights and obligations of the Company and Hybritech with respect to Hybritech's development and sale of diagnostic kits. The agreement provides that Hybritech will have access to the BRCA1 mutation profile developed by the Company for use in connection with Hybritech's development of diagnostic kits. The agreement gives the Company the exclusive right to manufacture DNA or RNA-based reagents for use in Hybritech's diagnostic kits, should Hybritech elect to develop diagnostic kits based on such reagents. The agreement also requires Hybritech to make periodic milestone payments to the Company keyed to progress in the development of a diagnostic kit. The first of such milestones has been achieved, and Hybritech has made a portion of the related payments.

ACADEMIC COLLABORATIONS

     The Company has a number of collaborative agreements with the University of Utah (the "University"), IHC and the University of Texas M.D. Anderson Cancer Center ("MDA") which represent important elements of the Company's research and development programs. The Company provides funding for its scientific collaborators at the University, IHC, and MDA to expand the development of databases of families, the collection of clinical information and the analysis of DNA samples relating to specific gene discovery projects targeted by the Company. The University, IHC, and MDA have granted the Company an exclusive, worldwide, royalty bearing license to any commercial application including all gene discoveries, inventions and improvements created or discovered during such research for use by the Company or its corporate partners for diagnostic and therapeutic purposes.

     Collaborations Related to Cancer. The Company has entered into a research agreement and three related exclusive license agreements with the University in the field of cancer. The Company and University entered into an Exclusive License Agreement in October 1991, pursuant to which the Company was granted an exclusive, worldwide license to the University's patent rights arising out of the discovery of the BRCA1 breast and ovarian cancer gene for use in the diagnosis and treatment of breast cancer.

     In December 1992, the Company entered into a Standard Research Agreement to provide funding to the Center for Cancer Genetic Epidemiology for research projects directed to the isolation, sequencing and characterization of genes predisposing to cancer, including but not limited to colon cancer, lung cancer, prostate cancer and melanoma. Following the Company's discovery of the MTS1 gene, the Company entered into a second Exclusive License Agreement with the University in June 1994, pursuant to which the Company was granted an exclusive, worldwide license to discoveries and inventions arising out of research at the Center for Cancer Genetic Epidemiology related to germline mutations of the MTS1 gene and methods of detecting predisposition to cancer based on the MTS1 gene. In November 1994, the Company entered into a third Exclusive License Agreement with the University, pursuant to which it was granted an exclusive, worldwide license to discoveries and inventions arising out of research at the Center for Cancer Genetic Epidemiology directed to the localization, sequencing and characterization of the BRCA2 breast cancer predisposing gene.

     In September 1996, the Company entered into a Patent and License Technology Agreement with the University of Texas and MDA in connection with research directed to the isolation sequencing and characterization of genes involved in leukemia, pursuant to which the Company was granted an exclusive, worldwide license to any commercial application of leukemia genes discovered during such research. In December 1996, the Company entered into a second Patent and License Technology Agreement with the University of Texas and MDA in connection with research directed to the isolation sequencing and characterization of genes involved in glioma, prostate, and renal cancer, pursuant to which the Company was granted an exclusive, worldwide license to any commercial application of glioma, prostate, and renal cancer genes discovered during such research.

     Collaborations Related to Cardiovascular Disease , Diabetes and Obesity. In May and August 1995, as amended in December 1996, the Company entered into two Standard Research Agreements and two Exclusive License Agreements with the University under which the Company agreed to reimburse the University for research performed at its Cardiovascular Genetics Research Clinic on behalf of the Company in the fields of cardiovascular disease, diabetes and obesity. The University granted the Company exclusive, worldwide rights to use the database of families, clinical information and DNA samples for the discovery of genes for the diagnosis and treatment of cardiovascular disorders, diabetes and obesity. The research agreement covering cardiovascular disorders and diabetes terminates on April 30, 2000, while the obesity research agreement terminates on July 31, 2000.

     Collaborations Relating to Asthma and Osteoporosis. In September 1995, the Company entered into a Standard Research Agreement with IHC under which the Company reimburses IHC for research used to develop a clinical database in the fields of asthma and osteoporosis, by linking IHC's database of patient records to the Company's genealogy database. IHC will also collect clinical information and DNA samples on selected patients. The Company and IHC will jointly own the clinical database, except that IHC may only use the database for educational and research purposes and to improve health care services to its patients and may not (i) use the clinical database to discover genes or develop products from the genes discovered or (ii) sell, license or furnish access to the database to any other party.

     The Company has the exclusive rights to use the clinical database, clinical information and DNA samples for the discovery of genes and the development of products for the diagnosis, prevention and treatment of asthma and osteoporosis. The research agreement covering asthma and osteoporosis terminates on August 31, 2000.

     Collaborations Relating to Central Nervous System ("CNS") Diseases. In June 1996, the Company entered into a Standard Research Agreement with IHC under which the Company reimburses IHC for research used to develop a clinical database in the study of CNS disorders, such as depression, attention deficit hyperactivity disorder, addictive behavior, and obsessive-compulsive disorders, by linking IHC's database of patient records to the Company's genealogy database. IHC will also collect clinical information and DNA samples on selected patients. The Company and IHC will jointly own the clinical database, except that IHC may only use the database for educational and research purposes and to improve health care services to its patients and may not (i) use the clinical database to discover genes or develop products from the genes discovered or (ii) sell, license or furnish access to the database to any other party.

     The Company has the exclusive rights to use the clinical database, clinical information and DNA samples for the discovery of genes and the development of products for the diagnosis, prevention and treatment of CNS disorders. The research agreement covering CNS diseases terminates on April 30, 2001.

PATENTS AND PROPRIETARY RIGHTS

     The Company intends to seek patent protection in the United States and major foreign jurisdictions for the genes it discovers, mutations and products of the genes and related processes, transgenic animals, and other inventions which it believes are patentable and where the Company believes its interests would be best served by seeking patent protection. The Company also intends to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used in discovering and characterizing new genes and which may be used in the development of novel diagnostic and therapeutic products. To protect its trade secrets and other proprietary information, the Company requires that its employees and consultants enter into confidentiality and invention assignment agreements. There can be no assurance as to the protection that the confidentiality and invention assignment agreements will afford the Company. In addition, there can be no assurance that any such patents will issue, or that the breadth or the degree of protection of any claims of such patents will afford significant protection to the Company.

     The Company owns or has licensed rights to three issued patents and 40 patent applications in the United States and numerous foreign patent applications relating to genes associated with cancer, hypertension and processes for identifying and sequencing genes. There can be no assurance, however, that any patent applications which the Company has filed or will file or to which the Company has licensed or will license rights will issue or that patents that do issue will contain commercially valuable claims. In addition, there can be no assurance that any patents issued to the Company or its licensors will afford meaningful protection for the Company's technology or products or will not be subsequently circumvented, invalidated or narrowed.

     The Company's processes and potential products may also conflict with patents which have been or may be granted to competitors, academic institutions or others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's processes and potential products may give rise to interferences in the USPTO, or to claims of patent infringement by other companies, institutions or individuals. Such entities or persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the related product or process. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to cease the infringing activity or obtain a license in order to continue to manufacture or market the relevant product or process. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies or potential products could have a material adverse effect on the Company's business, financial condition and results of operations. There is also considerable pressure on academic institutions to publish discoveries in the genetic field. Such a publication by an academic collaborator of the Company prior to the filing date of the Company's application, if it covers a gene claimed in the application, may preclude the patent from issuing or the filing of foreign patent applications, or if a patent was issued, may invalidate the patent.

     The Company also relies upon unpatented proprietary technology, and in the future may determine in some cases that its interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. These include the Company's positional cloning, protein interaction, robotics and bioinformatics technologies. There can be no assurance that the Company will be able to protect its rights to such unpatented proprietary technology or that others will not independently develop substantially equivalent technologies. If the Company is unable to obtain strong proprietary rights to its processes or products after obtaining regulatory clearance, competitors may be able to market competing processes and products.

     Others may obtain patents having claims which cover aspects of the Company's products or processes which are necessary for or useful to the development, use or manufacture of the Company's services or products. Should any such other group obtain patent protection with respect to its discoveries, the Company's commercialization of genetic testing services and potential therapeutic products could be limited or prohibited.

     In addition, the Company is party to various license agreements which give it rights to use certain technology in its research, development and testing processes. There can be no assurance that the Company will be able to continue to license such technology on commercially reasonable terms, if at all. Failure by the Company to maintain rights to such technology could have a material adverse effect on the Company.

COMPETITION

     Competition in the Company's potential markets is intense. The technologies for discovering genes which predispose individuals to major diseases and approaches for commercializing those discoveries are new and rapidly evolving. Rapid technological developments could result in the Company's potential services, products, or processes becoming obsolete before the Company recovers a significant portion of its related research and development costs and capital expenditures associated therewith. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, including those receiving funding from the Human Genome Project. Many of the Company's potential competitors have considerably greater financial, technical, marketing and other resources than the Company, which may allow these competitors to discover important genes in advance of the Company. If the Company does not discover disease-predisposing genes, characterize their functions, develop genetic tests and related information services based on such discoveries obtain regulatory and other approvals, and launch such services or products before competitors, the Company could be adversely affected. In addition, any predisposing tests which the Company may develop, including the recently introduced BRACAnalysis(TM) test, could be made obsolete by less expensive or more effective tests or methods which may be developed in the future. The Company expects competition to intensify in the fields in which it is involved as technical advances in such fields are made and become more widely known.

     Myriad plans to offer genetic testing and information services to detect the mutation of genes predisposing individuals to major diseases through Myriad Labs. The clinical laboratory testing business is characterized by intense competition. There are several large clinical laboratories that market a broad range of services nationally, and that have substantially larger financial, marketing, logistical and laboratory resources than Myriad. These companies typically offer hundreds of different tests and generally compete based on quality, price and the time required to report results. While only a few of these laboratories currently provide DNA sequenced testing services, the Company anticipates that a number of these entities could offer competitive DNA sequenced testing services as technology evolves. The Company is aware of other companies which offer genetic predisposition tests for the BRCA1 and BRCA2 genes. In addition, a number of research institutions and university research centers offer certain genetic predisposition testing on a limited basis.

      The Company is also aware that other companies may be developing DNA probe kits for genetic risk assessment purposes, some of which may be competitive with the Company's proposed genetic information business. Companies offering diagnostic products range from small businesses to large diagnostic, health care and pharmaceutical companies, many of which have substantially greater assets and resources than the Company. Several large diagnostic product companies manufacture test kits and other diagnostic tools that in general are sold to clinical laboratories.

     The Company has licensed to Hybritech the rights to develop, manufacture and market diagnostic kits for the BRCA1 breast cancer gene. If Hybritech or a sublicensee is successful in developing a diagnostic kit and receiving FDA approval for it, Hybritech or such sublicensee could sell the BRCA1 diagnostic kit to clinical laboratories and other competitors of the Company. Even though the Company has the right to supply all of the DNA components for such diagnostic kits and would receive royalties on the sale of all diagnostic kits, such diagnostic kits, if successfully developed, would likely compete against the Company's BRCA1 genetic testing business and reduce the Company's market share and revenues.

     The Company also expects to encounter significant competition with respect to any drugs that may be developed using its technologies. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of therapeutic products prior to the Company may achieve a significant competitive advantage. There can be no assurance, however, that the Company or its collaborative partners will be able to develop such products successfully or that such parties will obtain patents covering such products that provide protection against competitors. Moreover, there can be no assurance that the Company's competitors will not succeed in developing therapeutic products that circumvent the Company's products, that such competitors will not succeed in developing technologies or products that are more effective than those developed by the Company and its collaborative partners or that would render technologies or products of the Company and it collaborators less competitive or obsolete.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company's proposed services and in its ongoing research and development activities. The Company's genetic testing and information services, as well as any therapeutic products which may be developed by its collaborative partners, will require regulatory approval by governmental agencies prior to commercialization. The establishment and operation of a genetic laboratory requires regulatory approval and periodic compliance reviews. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of such products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by the Company or its collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval could have a material adverse effect on the Company's business, financial condition or results of operations.

     Genetic Laboratories. Myriad Labs is subject to government regulation at the federal, state, and local levels as a clinical laboratory. Myriad Labs has received CLIA certification from the Department of Health and Human Services. On the state level, only New York has implemented regulations concerning DNA-based diagnostic testing and the Company has received approval from the State of New York for both BRCA1 and BRCA2 genetic testing. The Company is aware of several other states that require licensing or registration of clinical laboratory activities. The Company believes that it has taken all steps required of it in such jurisdictions in order for Myriad Labs to conduct business in those jurisdictions. However, there can be no assurance that the Company will be able to maintain state level regulatory compliance in all states where Myriad Labs may do business. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of Myriad Lab's clinical activities and could have a material adverse effect on the Company's business, financial condition and results of operations.

     CLIA authorizes the Department of Health and Human Services to regulate clinical laboratories. These regulations, which affect the Company, mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test which is performed in a laboratory. CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis. Any change in CLIA or these regulations or in the interpretation thereof could have a material adverse effect on the Company's business, prospects, financial condition or results of operations.

     While the FDA does not currently regulate genetic tests developed by the Company if used in the Company's own testing laboratory, the FDA has stated that is has the right to do so, and there can be no assurance that the FDA will not seek to regulate such tests in the future. If the FDA should require that these tests receive FDA approval prior to their use in the Company's genetic testing laboratory, there can be no assurance such approval would be received on a timely basis, if at all. The failure to receive such approval could require the Company to develop alternative testing methods, which could result in the delay or cessation of such tests. Such a delay or cessation would have a material adverse effect on the Company's business, financial condition and results of operations.

     Therapeutics. Under the Company's current strategic alliances, the Company's partners have the right to develop therapeutic products based on the Company's gene discoveries. The Company may also elect to develop independently therapeutic products based on gene discoveries that it has not licensed to partners. Such products, including any human gene therapy products, will be subject to regulation by the FDA and foreign regulatory authorities and require approval before they may be clinically tested and commercially marketed for human therapeutic use in the United States and other countries. The precise regulatory requirements with which the Company's corporate partners will have to comply are undergoing frequent revisions and refinement due to the novelty of the human gene therapies being developed. Human gene therapy products are a new category of therapeutics, and there can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy, and potency of human gene therapy products. It is uncertain that the clinical data generated in such studies will be acceptable to the FDA such that the FDA will approve the marketing of such products. In addition, obtaining FDA approval for therapeutic products is a costly and time consuming process.

     The steps required before a pharmaceutical agent may be marketed in the United States include (a) preclinical laboratory, in vivo and formulation studies, (b) the submission to FDA of an Investigational New Drug application, which must become effective before human clinical trials may commence, (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (d) the submission of a New Drug Application ("NDA") to FDA and (e) FDA approval of the NDA, including approval of all product labeling and advertising. Failure to successfully develop therapeutic products could have a material adverse effect on the Company's business, financial results and results of operations.

     In addition to the FDA requirements, the NIH has established guidelines providing that transfers of recombinant DNA into human subjects at NIH laboratories or with NIH funds must be approved by the NIH Director. The Director has the authority to approve a procedure only if it is determined that no significant risk to health or the environment is presented.

     The Company's business is also subject to regulation under state and federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act, and the Toxic Substance Control Act. The Company believes that it is in material compliance with these and other applicable laws and that its ongoing compliance therewith will not have a material adverse effect on its business. There can be no assurance, however, that statutes or regulations applicable to the Company's business will not be adopted which impose substantial additional costs to assure compliance or otherwise materially adversely affect the Company's operations.

HUMAN RESOURCES

     As of September 12, 1997, Myriad had 197 full-time equivalent employees, including 27 persons holding doctoral degrees. Most of the Company's employees are engaged directly in research and development activities. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

     The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's headquarters are located in Salt Lake City, Utah. The Company currently leases all of its facilities, including a 24,800 square foot building dedicated to research and development and a 48,500 square foot building dedicated to research and development, administration and laboratory space which has received federal certification under CLIA to serve as a genetic predisposition testing laboratory. Additionally, the Company leases 6,440 square feet for various support functions. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of up to five additional years.

     The Company believes that its existing facilities and equipment are well maintained and in good working condition. The Company also believes that the flexibility to expand its new facilities will provide the Company with adequate capacity for the foreseeable future. The Company continues to make investments in capital equipment as needed to meet the research requirements of its collaborative agreements and to meet the anticipated demand for its genetic predisposition tests.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended June 30, 1997.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET INFORMATION

     The Company's Common Stock began trading on the Nasdaq National Market on October 6, 1995 under the symbol "MYGN". Prior to that date, there was no established trading market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market, since the Common Stock commenced public trading:

                                                      HIGH    LOW
                                                     ------  ------
   FISCAL 1998:
          First Quarter (through August 22, 1997)    $26.75  $24.00
   FISCAL 1997:
          Fourth Quarter...........................  $35.50  $20.75
          Third Quarter............................  $46.00  $24.25
          Second Quarter...........................  $30.50  $20.00
          First Quarter............................  $27.00  $16.50
   FISCAL 1996:
          Fourth Quarter...........................  $34.50  $23.50
          Third Quarter............................  $36.25  $20.75
          Second Quarter (from October 6, 1995)....  $39.00  $19.00

     As of August 22, 1997, there were approximately 221 stockholders of record of the Common Stock and, according to the Company's estimates, approximately 2,690 beneficial owners of the Common Stock. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

     During the three months ended June 30, 1997, the Company issued a total of 34,746 shares of Common Stock to various Directors, consultants, and employees of the Company pursuant to the exercise of stock options at a weighted average exercise price of $3.31 per share. During the same period, the Company issued a total of 296 shares of Common Stock to various holders of warrants issued to Spencer Trask Securities Incorporated, the placement agent for the Company's 1993 private placement of Series A Convertible Preferred Stock, at a weighted average exercise price of $7.00 per share.

     No person acted as an underwriter with respect to the transactions set forth above. In each of the foregoing instances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") or Rule 701 promulgated under the Securities Act, or a registration statement on Form S-8, as applicable.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables sets forth consolidated financial data with respect to the Company as of and for each of the five years ended June 30, 1997. The selected consolidated financial data as of and for each of the five years ended June 30, 1997 have been derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The foregoing consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.



                                                                        YEARS ENDED JUNE 30,
                                           ====================================================================================
                                                1993             1994          1995           1996          1997
                                           --------------  -------------- -------------- -------------- --------------
CONSOLIDATED STATEMENT
    OF OPERATIONS DATA:

  Research revenue...............               $550,000       $600,000   $  1,294,500   $  6,628,624   $ 14,732,054

  Genetic testing revenue........                      -              -              -              -        504,045
                                           -------------  -------------  -------------  -------------  -------------
    Total revenues...............                550,000        600,000      1,294,500      6,628,624     15,236,099

 Costs and expenses:

  Research and development.......                788,540      3,008,487      5,161,978     12,990,566     18,580,229

  Selling, general and
     administrative..............                328,339      1,154,541      1,788,247      2,525,814      8,755,217

  Genetic testing cost of revenue                      -              -              -              -        340,461
                                           -------------  -------------  -------------  -------------  -------------
    Total expenses...............              1,116,879      4,163,028      6,950,225     15,516,380     27,675,907
                                           -------------  -------------  -------------  -------------  -------------
    Operating loss...............               (566,879)    (3,563,028)    (5,655,725)    (8,887,756)   (12,439,808)

  Other income (expense):

    Interest income..............                143,460        273,689        458,353      3,173,749      3,414,379

    Interest expense.............                (21,161)             -        (71,011)       (97,414)       (66,661)

    Other........................                      -         12,564              -        (86,052)      (114,190)
                                           -------------  -------------  -------------  -------------  -------------
      Net loss...................              ($444,580)   ($3,276,775)   ($5,268,383)   ($5,897,473    ($9,206,280)
                                           =============  =============  =============  =============  =============
      Net loss per share.........                 ($0.16)        ($0.81)        ($1.19)        ($0.78)        ($1.03)

      Weighted average shares
         outstanding.............              2,813,030      4,021,870      4,427,095      7,608,548      8,903,918


                                                                              AS OF JUNE 30,
                                           ====================================================================================
                                                1993             1994          1995           1996          1997
                                           --------------  -------------- -------------- -------------- --------------
CONSOLIDATED BALANCE
  SHEET DATA:

  Cash, cash equivalents and
    marketable investment
    securities....................            $8,999,664     $5,678,356    $16,140,935    $70,002,780    $63,077,439

  Working capital.................             8,834,546      5,265,234     13,784,051     41,665,513     38,796,960

  Total assets....................             9,739,690      6,722,784     19,744,451     79,607,497     76,063,331

   Notes payable less current
    portion.......................                    --             --        780,261        471,640        128,844

 Net stockholders' equity                      9,564,747      6,288,919     16,256,165     70,185,747     66,178,975


-------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


OVERVIEW

     Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a genetic testing laboratory, and supporting collaborative research agreements. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements and sales of genetic predisposition tests.
The Company has been unprofitable since its inception and, for the year ended June 30, 1997, the Company had a net loss of $9,206,280 and as of June 30, 1997 had an accumulated deficit of $24,147,392.

     In August 1995, the Company completed a three-year collaborative research and development agreement with Lilly to locate and sequence the BRCA1 breast and ovarian cancer gene. This agreement has provided the Company with research funding and may provide certain additional payments upon the attainment of research and regulatory milestones and royalty payments based on sales of any products resulting from the collaboration. The Company did not recognize revenue under this agreement for the year ended June 30, 1997.

     In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis. This collaboration provides the Company with an equity investment, research funding and potential milestone payments totalling up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Novartis. The Company recognized approximately $5,100,000 in revenue under this agreement for the year ended June 30, 1997.

     In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer. This collaboration provides the Company with an equity investment, research funding and potential milestone payments totalling up to $71,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer. The Company recognized approximately $4,800,000 in revenue under this agreement for the year ended June 30, 1997.

     In April 1997, the Company commenced a three-year collaborative research and development arrangement with Schering. The three-year term may be extended for two additional one-year periods. This collaboration provides the Company with an equity investment, license fees, research funding and potential milestone payments totalling up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Schering. The Company recognized $4,750,000 in revenue under this agreement for the year ended June 30, 1997.

     In October 1996, the Company announced the introduction of BRACAnalysis(TM), a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. The Company, through its wholly owned subsidiary Myriad Labs, began accepting testing samples on a commercial basis on October 30, 1996. Genetic testing revenues of $504,045 were recognized for the year ended June 30, 1997.

     In January 1997, the Company announced the identification of a major gene responsible for glioma, a form of brain cancer that is a leading killer of children with cancer. In March 1997 the Company further announced that the identified gene was also found to be associated with other advanced cancers of the prostate, breast, kidney and skin. MMAC1 was located through a collaborative effort by scientists at the Company and MDA. It is anticipated that the discovery of MMAC1 will lead to the development of new molecular diagnostic and therapeutic products for cancer. There can be no assurance, however, that the identification of this gene will lead to the development of diagnostic tests or therapeutic products.

     In April 1997, the USPTO granted a patent covering MTS1 gene mutations.
The composition of matter patent on the gene mutations, which are believed to be associated with melanoma, was issued to Myriad and the University. There can be no assurance that the patenting of this gene will lead to the development of a diagnostic test or therapeutic products.

     In December 1996, the USPTO granted a patent covering the AGT gene mutation. The composition of matter patent on the gene mutation, which is believed to be associated with an individual's risk for salt-dependent hypertension, was issued to the University, and is exclusively licensed to the Company for therapeutic applications, and co-exclusively licensed to Myriad for diagnostic applications. There can be no assurance, however, that the patenting of this gene will lead to the development of a diagnostic test or therapeutic products.

     The Company intends to enter into additional collaborative relationships to locate and sequence genes associated with other common diseases as well as continuing to fund internal research projects. There can be no assurance that the Company will be able to enter into additional collaborative relationships on terms acceptable to the Company. The Company expects to incur increasing expenses and losses for at least the next several years, primarily due to expansion of its research and development programs, increased staffing costs, and expansion of its facilities. Additionally, the Company expects to incur substantial sales, marketing and other expenses in connection with building its genetic predisposition testing business. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

Years ended June 30, 1997 and 1996.

     Research revenues for the Company's fiscal year ended June 30, 1997 increased $8,103,430 from the prior year to $14,732,054. The increase was attributable to the Company's corporate research collaboration agreements providing ongoing research funding. The fiscal year ended June 30, 1997 was the Company's first full year of involvement with Bayer, in addition to the collaborative research agreement initiated with Schering in April 1997.
Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

     Genetic testing revenues of $504,045 were recognized in the fiscal year ended June 30, 1997. The Company anticipates genetic testing revenue to increase in the future as cancer centers develop internal protocols for handling samples, additional insurance companies offer reimbursement for such tests, and market awareness of such tests is increased. The Company anticipates an improved gross margin in the future as increased sales reduce inefficiencies related to underutilization of capacity. There can be no assurance, however, that any of these factors will be realized or that genetic testing revenues will continue to increase at the historical rate.

     Research and development expenses for the year ended June 30, 1997 increased to $18,580,229 from $12,990,566 for the prior year. This increase was primarily due to an increase in research activities as a result of the progress in the Company's collaborations with Novartis, Bayer and Schering as well as those programs funded by the Company, including the successful collaborative effort by the Company and scientists at MDA in discovering the MMAC1 gene. The increased level of research spending includes third party research programs, increased depreciation charges related to purchasing of additional research equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. The Company also incurred increased development expenses during the year related to work on developing and launching BRACAnalysis(TM), its genetic predisposition test for susceptibility to breast and ovarian cancer. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

     Selling, general and administrative expenses for the year ended June 30, 1997 increased $6,229,403 from the year ended June 30, 1996. The increase was primarily attributable to costs associated with the ongoing promotion of BRACAnalysis(TM) as well as additional administrative, sales, marketing and education personnel, market research activities, educational material development, legal fees associated with filing world wide patent applications on the Company's gene discoveries, product liability insurance premiums, and facilities-related costs. The Company expects its selling, general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

     Interest income for the year ended June 30, 1997 increased to $3,414,379 from $3,173,749 for the prior year. This increase was primarily due to the funds available for investment, which were raised in the Company's private placement of preferred stock in February 1995, its research and development collaborations entered into with Novartis and Bayer in April 1995 and September 1995, respectively, its initial public offering ("IPO") in October 1995, and its research and development collaboration with Schering in April 1997. Much of these funds, while raised in the previous fiscal year, were held by the Company for the entire fiscal year ended June 30, 1997.

     Interest expense for the year ended June 30, 1997, amounting to $66,661, was due entirely to borrowings under the Company's equipment financing facility. The other expense of $114,190 in the year ended June 30, 1997 is primarily the result of losses recognized on the sale of obsolete equipment. The net loss increased to $9,206,280 for the year ended June 30, 1997 from $5,897,473 for the year ended June 30, 1996. The Company had federal income tax net operating loss carryforwards of approximately $31,790,000 and federal income tax research activities credit carryforwards of approximately $264,800 as of June 30, 1997.


Years ended June 30, 1996 and 1995.
     Research revenues for the Company's fiscal year ended June 30, 1996 increased $5,334,124 from the prior year. The increase was attributable to additional research collaboration agreements providing ongoing research funding. Research revenue from the research collaboration agreements is recognized as related costs are incurred. During the year, both the Novartis and Bayer project teams hired additional researchers, resulting in increased revenues to match the increased expenditures related to the new hires.

     Research and development expenses for the year ended June 30, 1996 increased to $12,990,566 from $5,161,978 for the prior year. This increase was primarily due to an increase in research as a result of the Company's collaborations with Novartis and Bayer and an increase in research programs funded by the Company, including third party research programs, increased depreciation charges related to purchasing of additional equipment, the hiring of additional personnel and the associated increase in use of laboratory supplies and reagents. The Company also incurred increased development expenses during the year related to work on developing its predisposition test for mutations of the BRCA1 and BRCA2 breast and ovarian cancer genes. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded. Such expenses will also likely increase to the extent that the Company enters into additional research agreements with third parties.

     General and administrative expenses for the year ended June 30, 1996 increased $737,567 from the year ended June 30, 1995. The increase was attributable to legal fees associated with filing world-wide patent applications on the Company's gene discoveries, additional administrative personnel, facilities-related costs and deferred compensation related to grants of stock options and warrants. The Company expects its general and administrative expenses will continue to increase in support of its research and development efforts and preparations for its genetic predisposition testing business.

     Interest income for the year ended June 30, 1996 increased to $3,173,749 from $458,353 for the prior year. This increase was primarily due to the increased funds available for investment, which were raised in the Company's private placement of preferred stock in February 1995, its research and development collaborations entered into with Novartis and Bayer in April 1995 and September 1995, respectively, and its IPO. Interest expense for the year ended June 30, 1996, amounting to $97,414, was due entirely to borrowings under the Company's equipment financing facility, which are secured by equipment and have a repayment term of 48 months from the date of funding. The other expense of $86,052 in the year ended June 30, 1995 is the result of a loss recognized on the sale of obsolete equipment. The net loss increased to $5,897,473 for the year ended June 30, 1996 from $5,268,383 for the year ended June 30, 1995. The Company had federal income tax net operating loss carryforwards of approximately $11,340,500 and federal income tax research activities credit carryforwards of approximately $164,800 as of June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $6,581,534 during the fiscal year ended June 30, 1997 as compared to net cash provided by operating activities of $1,419,810 during the prior fiscal year. Prepaid expenses increased $357,837 during the year ended June 30, 1997. The increase is primarily due to royalties paid in advance in order to take advantage of early payment discounts. Trade receivables increased $183,166 during fiscal 1997 reflecting amounts due from insurance companies and major cancer centers for genetic predisposition testing services provided by Myriad Labs. The increase in non-trade receivables of $215,901 for the fiscal year ended June 30, 1997 is the result of certain legal fees which the Company has incurred and which will be reimbursed by one of the Company's collaborative partners. Accounts payable increased between June 30, 1997 and June 30, 1996 as a result of the Company's growth. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, increased $38,051 with the continued payments from Novartis, Bayer and Schering to the Company. As expenses related to the projects continue to increase and the associated research revenue is recognized, deferred revenue will decrease.

     The Company's investing activities provided cash of $4,734,548 in the year ended June 30, 1997 and used cash of $58,985,422 in the year ended June 30, 1996. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility expansion. During the year ended June 30, 1997, the Company shifted a portion of its investment in marketable securities from longer term investments to cash and cash equivalents in order to provide for ongoing corporate expenditures.

     Financing activities provided $4,287,070 during the year ended June 30, 1997 and provided $58,915,556 in the year ended June 30, 1996. Financing activities were comprised primarily of Schering's equity investment in April 1997. During fiscal year 1997 the Company reduced the principal on its equipment financing facility by $308,658 to $471,640. The Company entered into equipment financing agreements with two commercial financial institutions in December 1994. Under those agreements, the Company borrowed $1,207,358.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company believes that this report on Form 10-K contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: intense competition related to the discovery of disease-related genes and the possibility that others may discover, and the Company may not be able to gain rights with respect to, genes important to the establishment of a successful genetic testing business, difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited experience in developing and operating a genetic testing laboratory; the Company's limited marketing and sales experience and the risk that BRACAnalysis(TM) and any other tests which the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company is targeting or expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's services from government, private healthcare insurers and third-party payors; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS


                MYRIAD GENETICS, INC.
                Index to Financial Statements                                                  Number
                -----------------------------                                                  ------
                Independent Auditors' Report                                                     F-1
                Consolidated Balance Sheets as of June 30, 1997 and 1996                         F-2
                Consolidated Statements of Operations for the Years Ended June 30, 1997,
                          1996 and 1995........................................................  F-3
                Consolidated Statements of Stockholders' Equity for the Years Ended
                          June 30, 1997, 1996 and 1995.........................................  F-4
                Consolidated Statements of Cash Flows for the Years Ended June 30, 1997,
                          1996 and 1995........................................................  F-7
                Notes to Consolidated Financial Statements.....................................  F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K

ITEM 14(A). The following documents are filed as part of this annual report on Form 10-K.


ITEM 14(A)(1). See "Index to Consolidated Financial Statements and Financial Statement Schedules" at
AND (2) Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.


ITEM 14(A)(3)      Exhibits
                   --------

                   The following is a list of exhibits filed as part of this Annual Report on Form 10-K.


     Exhibit
     Number             Description
     ------             -----------
    (3.1)++    ---      Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1)
    (3.2)++    ---      Restated By-Laws of the Registrant (Filed as Exhibit 3.2)
    (4.1)++    ---      See Exhibits 3.1, and 3.2 (Filed as Exhibit 4.1)
    (4.2)*     ---      Form of Common Stock Certificate (Filed as Exhibit 4.2)
   (10.1)*$    ---      1992 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.1)
   (10.2)*$    ---      Employee Stock Purchase Plan (Filed as Exhibit 10.2)
   (10.3)*$    ---      Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and
               ---      Peter D. Meldrum, dated May 15, 1993 (Filed as Exhibit 10.3)
   (10.4)*$    ---      Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and
               ---      Mark H. Skolnick, Ph.D., dated January 1, 1994 (Filed as Exhibit 10.4)
   (10.5)*$    ---      Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and
               ---      Jay M. Moyes, dated July 12, 1993 (Filed as Exhibit 10.5)
   (10.6)*     ---      Form of Registration Agreement executed in connection with the private placement of Series A
               ---      Preferred Stock (Filed as Exhibit 10.6)
   (10.7)*     ---      Stock Purchase Agreement for Series C Convertible Preferred Stock between the Registrant and
               ---      Novartis Corporation, dated April 27, 1995 (Filed as Exhibit 10.7)
   (10.8)*     ---      Standstill Agreement between the Registrant and Novartis Corporation, dated April 27, 1995
               ---      (Filed as Exhibit 10.8)
   (10.9)*     ---      Voting Agreement between the Registrant and Novartis Corporation, dated April 27, 1995
               ---      (Filed as Exhibit 10.9)
   (10.10)#    ---      Collaborative Research and License Agreement between the Registrant and Novartis
               ---      Corporation, dated April 27, 1995 (Cardiovascular Diseases) (Filed as Exhibit 10.10)
   (10.11)#    ---      Research Collaboration and License Agreement between the Registrant, Eli Lilly & Company
               ---      and Hybritech Incorporated, dated August 1, 1992 (Breast Cancer--BRCA1) (Filed as Exhibit 10.11)
   (10.12)#    ---      Collaborative Agreement between the Registrant and Hybritech Incorporated, dated March 5,
               ---      1993 (BRCA1 Test Kits) (Filed as Exhibit 10.12)
   (10.13)#    ---      Exclusive License Agreement between the Registrant and the University of Utah Research Foun-
               ---      dation, dated October 8, 1991, as amended (Breast Cancer--BRCA1) (Filed as Exhibit 10.13)
   (10.14)#    ---      Standard Research Agreement and Form of License Agreement between the Registrant and the
               ---      University of Utah, effective January 1, 1993, as amended (Genes Predisposing to Cancer)
                        (Filed as Exhibit 10.14)


(10.15)#      ---      Exclusive License Agreement between the Registrant and the University of Utah Research
              ---      Foundation, dated August 4, 1993 (Angiotensinogen Variants and Predisposition to
              ---      Hypertension) (Filed as Exhibit 10.15)
(10.16)#      ---      Exclusive License Agreement between the Registrant and the University of Utah Research
              ---      Foundation, dated June 21, 1994 (MTS1) (Filed as Exhibit 10.16)
(10.17)#      ---      Exclusive License Agreement between the Registrant and the University of Utah Research
              ---      Foundation, dated November 23, 1994 (Breast Cancer--BRCA2) (Filed as Exhibit 10.17)
(10.18)#      ---      Standard Research Agreement dated May 1, 1995 between the Registrant and the University of
              ---      Utah (Cardiovascular Disorders and Coronary Heart Disease Database) (Filed as Exhibit 10.18)
(10.19)#      ---      Exclusive License Agreement dated May 1, 1995 between the Registrant and the University of
              ---      Utah Research Foundation (Cardiovascular Disorders and Coronary Heart Disease Database)
              ---      (Filed as Exhibit 10.19)
(10.20)#      ---      Standard Research Agreement dated July 31, 1995 between the Registrant and the University of
              ---      Utah (Obesity Database) (Filed as Exhibit 10.20)
(10.21)#      ---      Exclusive License Agreement dated July 31, 1995 between the Registrant and the University of
              ---      Utah Research Foundation (Obesity Database) (Filed as Exhibit 10.21)
(10.22)#      ---      Co-Exclusive License Agreement among the Registrant, the University of Utah Research
                       Foundation and Institut National de la Sante et de la Recherche Medicale, dated October 6,
                       1993 (Angiotensinogen and Predisposition to Essential Hypertension) (Filed as Exhibit 10.22)
(10.23)#      ---      License Agreement between the Registrant and California Institute of Technology, dated
                       April 21, 1994 (MTS1) (Filed as Exhibit 10.23)
(10.24)*      ---      Research Agreement between the Registrant and California Institute of Technology, dated
                       June 3, 1994 (MTS1) (Filed as Exhibit 10.24)
(10.25)*      ---      Stock Purchase Agreement for Series D Convertible Preferred Stock between the Registrant and
                       Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.25)
(10.26)*      ---      Standstill Agreement between the Registrant and Bayer Corporation, dated September 11, 1995
                       (Filed as Exhibit 10.26)
(10.27)*      ---      Voting Agreement between the Registrant and Bayer Corporation, dated September 11, 1995
                       (Filed as Exhibit 10.27)
(10.28)#      ---      Collaborative Research and License Agreement between the Registrant and Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.28)
(10.29)#      ---      Standard Research Agreement between the Registrant and IHC Health Services, Inc., dated as of September 1, 1995 (Filed as Exhibit 10.29)
(10.30)@      ---      Research Agreement between the Registrant and IHC Health Services, Inc., dated as of June 24, 1996
(10.31)**@    ---      Patent and Technology License Agreement dated September 26, 1996 among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center and the
                       Registrant (Filed as Exhibit 10.1)
(10.32)**     ---      Lease Agreement, dated October 12, 1995, between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.2)
(10.33)**     ---      Amendment to Lease Agreement, dated March 29, 1996 between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.3)
(10.34)**@    ---      Letter Agreement, dated March 4, 1996, among the University of Utah, Genetic Epidemiology and the Registrant regarding Extension of Standard Research agreement and Form of License Agreement between the Registrant and the University of Utah, effective January 1, 1993, as amended (Genes
                       Predisposing to Cancer) (Filed as Exhibit 10.4)
(10.35)+@     ---      Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the
                       University of Texas System, the University of Texas M.D. Anderson Cancer Center and the
                       Registrant (Filed as Exhibit 10.1)
(10.36)@      ---      Collaborative Research and License Agreement among the Registrant, Schering Corporation and
                       Schering-Plough, Ltd., dated April 22, 1997 (Prostate and Other Cancers)


    (10.37)    ---      Standstill Agreement between the Registrant and Schering Corporation, dated April 22, 1997
    (10.38)    ---      Stock Purchase Agreement for Common Stock between the Registrant and Schering Corporation, dated
                        April 22, 1997
    (11.1)     ---      Statement Regarding Computation of Earnings Per Share
    (21.1)     ---      Revised List of Subsidiaries of the Registrant
    (23.1)     ---      Consent of KPMG Peat Marwick LLP
    (27.1)     ---      Financial Data Schedule


-------------------------------

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1, File No. 33-95970

# Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1, File No. 33-95970, and for which Confidential Treatment has been granted by the Securities and Exchange Commission as to certain portions.

@ Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

++ Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1995.

$ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

** Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1996.

+ Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1996.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.


ITEM 14(B)  Reports on Form 8-K
            -------------------

     No reports on Form 8-K were filed during the last quarter of the year ended June 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salt Lake City, Utah on September 23, 1997.

                              MYRIAD GENETICS, INC.

                         By:  /s/ Peter D. Meldrum
                              -------------------------------------
                              PETER D. MELDRUM
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.


Signatures                                    Title                      Date
----------                                    -----                      ----

By: /s/ Peter D. Meldrum           President and Chief Executive    September 23, 1997
    --------------------------     Officer and Director
    PETER D. MELDRUM               (principal executive officer)


By: /s/ Jay M. Moyes               Vice President of Finance        September 23, 1997
    --------------------------     (principal financial and
    JAY M. MOYES                   accounting officer)


By: /s/ Walter Gilbert             Vice Chairman of the Board       September 24, 1997
    --------------------------
    WALTER GILBERT, PH.D.

By: /s/ Mark H. Skolnick           Director                         September 24, 1997
    --------------------------
    MARK H. SKOLNICK, PH.D.

By: /s/ Arthur H. Hayes, Jr.       Director                         September 25, 1997
    --------------------------
    ARTHUR H. HAYES, JR., M.D.

By: /s/ Dale A. Stringfellow       Director                         September 25, 1997
    --------------------------
    DALE A. STRINGFELLOW, PH.D.

By: /s/ Alan J. Main               Director                         September 26, 1997
    --------------------------
    ALAN J. MAIN, PH.D.


                         Independent Auditors' Report
                         ----------------------------

The Board of Directors and Stockholders
Myriad Genetics, Inc.:

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries, as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

Salt Lake City, Utah
August 8, 1997

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                                    June 30,
                                                                                          ---------------------------
                                              Assets                                            1997           1996
                                              ------                                      -------------   -----------
Current assets:
  Cash and cash equivalents                                                               $  15,675,763    13,235,680
  Marketable investment securities (note 2)                                                  31,952,315    37,212,454
  Prepaid expenses                                                                              446,260        88,423
  Trade receivables                                                                             183,166             -
  Nontrade receivables                                                                          294,967        79,066
                                                                                          -------------   -----------
               Total current assets                                                          48,552,471    50,615,623
                                                                                          -------------   -----------
Equipment and leasehold improvements:
  Equipment                                                                                  13,124,937     9,097,484
  Leasehold improvements                                                                      2,075,308       863,306
  Construction-in-progress                                                                            -       810,108
                                                                                             15,200,245    10,770,898
  Less accumulated depreciation and amortization                                              3,189,724     1,375,366

               Net equipment and leasehold improvements                                      12,010,521     9,395,532

Long-term marketable investment securities (note 2)                                          15,449,360    19,554,646
                                                                                                 50,979        41,696
                                                                                          -------------   -----------
Other assets                                                                              $  76,063,331    79,607,497
                                                                                          =============   ===========

                                    Liabilities and Stockholders' Equity
                                    ------------------------------------
Current liabilities:
  Accounts payable                                                                        $   2,559,035     2,193,285
  Accrued liabilities                                                                         1,154,254       786,791
  Deferred revenue (note 9)                                                                   5,699,427     5,661,376
  Current portion of notes payable (note 3)                                                     342,796       308,658
                                                                                          -------------   -----------
               Total current liabilities                                                      9,755,512     8,950,110
                                                                                          -------------   -----------
Notes payable, less current portion (note 3)                                                    128,844       471,640

Commitments and contingencies (notes 4, 7, and 9)

Stockholders' equity (notes 5, 6, and 10):
  Preferred stock, $0.01 par value. Authorized 5,000,000 shares;
    No shares issued and outstanding                                                                  -             -
  Common stock, $0.01 par value. Authorized 15,000,000 shares; issued                            92,226        87,022
    and outstanding 9,222,552 shares in 1997 and 8,702,215 shares in 1996
  Additional paid-in capital                                                                 91,605,739    87,015,215
  Fair value adjustment on marketable investment securities                                       5,382       (67,865)
  Deferred compensation                                                                      (1,376,980)   (1,907,513)
  Accumulated deficit                                                                       (24,147,392)  (14,941,112)
                                                                                          -------------   -----------
               Net stockholders' equity                                                      66,178,975    70,185,747
                                                                                          $  76,063,331    79,607,497
                                                                                          =============   ===========

         See accompanying notes to consolidated financial statements.

                            MYRIAD GENETICS, INC.,
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                             Years ended June 30,
                                                  ---------------------------------------
                                                        1997         1996         1995
                                                  -------------  ------------  ----------
Research revenue (note 9)                        $   14,732,054    6,628,624    1,294,500
Genetic testing revenue                                 504,045            -            -
                                                  -------------   ----------   ----------

                 Total revenues                      15,236,099    6,628,624    1,294,500
Costs and expenses:
  Research and development expense                   18,580,229   12,990,566    5,161,978
  Selling, general, and administrative expenses       8,755,217    2,525,814    1,788,247
  Genetic testing cost of revenue                       340,461            -            -
                                                  -------------   ----------   ----------
                 Total costs and expenses            27,675,907   15,516,380    6,950,225
                                                  =============   ==========   ==========
                 Operating loss                     (12,439,808)  (8,887,756)  (5,655,725)
Other income (expense):
  Interest income                                     3,414,379    3,173,749      458,353
  Interest expense                                      (66,661)     (97,414)     (71,011)
  Other                                                (114,190)     (86,052)           -
                                                  -------------   ----------   ----------
                                                      3,233,528    2,990,283      387,342

                 Net loss                        $   (9,206,280)  (5,897,473)  (5,268,383)
                                                  =============   ==========   ==========
Net loss per share                               $        (1.03)        (.78)       (1.19)
                                                  =============   ==========   ==========
Weighted average shares outstanding                   8,903,918    7,608,548    4,427,095
                                                  =============   ==========   ==========

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                   Years ended June 30, 1997, 1996, and 1995

                                                                                   Fair value
                                                                                   adjustment
                                                                                       on
                           Preferred stock          Common stock      Additional   marketable   Deferred     Accum-        Net-Stock
                        ----------------------   -------------------    paid-in    investment    Compen-     Ulated        holders'
                         Shares         Amount    Shares      Amount    capital    securities    sation      deficit       equity
                        ----------   ---------   ---------  --------  ----------  ----------- ----------   -----------   ----------
Balances at
  June 30, 1994          9,300,000   $  93,000   3,519,529  $ 35,195   9,935,980            -          -   (3,775,256)   6,288,919

Issuance of common
  stock for cash                 -           -      14,286       143     102,590            -          -            -      102,733

Issuance of common
  stock  for cash
  upon exercise of
  options                        -           -      26,823       268      93,378            -          -            -       93,646

 Issuance of series B
  preferred stock for
  cash, net of
  expenses                 641,423       6,414           -         -   8,012,097            -          -            -    8,018,511

 Issuance of Series C
  preferred stock for
  cash, net of
  expenses                 411,765       4,118           -         -   6,960,121            -          -            -    6,964,239

 Deferred
    compensation
    related to grant
    of stock options
    and warrants                 -           -           -         -   1,585,500            - (1,585,500)           -            -

 Amortization of
    deferred
    compensation                 -           -           -         -           -            -     56,500            -       56,500

Net loss                         -           -           -         -           -            -          -   (5,268,383)  (5,268,383)
                        ----------   ---------   ---------  --------  ----------  ----------- ----------   -----------  -----------
Balances at
June 30, 1995           10,353,188     103,532   3,560,638    35,606  26,689,666            - (1,529,000)  (9,043,639)  16,256,165

                             MYRIAD GENETICS, INC.

                                AND SUBSIDIARIES


          Consolidated Statements of Stockholders' Equity (continued)


                   Years ended June 30, 1997, 1996, and 1995

                                                                                                                        Fair value
                                                                                                                        adjustment
                                                                                                                        on
                                Preferred stock                          Common stock                  Additional       marketable
                           -------------------------------       -------------------------------        paid-in         investment
                           Shares           Amount               Shares            Amount               capital         securities
                           -------------    --------------       -----------       -------------       ------------     -----------

Issuance of series D
 preferred stock for cash,
 net of expenses                 588,236       $    5,882                  -       $           -          9,976,864               -

Issuance of 1,973,566
 shares of common stock
 upon conversion of
 10,941,424 shares of
 preferred stock             (10,941,424)        (109,414)         1,973,566              19,736             89,678               -

Issuance of common stock
 for cash, net
of issuance costs of
 $1,086,795                            -                -          2,990,000              29,900         48,926,310               -

Issuance of common stock
 for cash upon exercise of
 options and warrants                  -                -            176,413               1,764            216,039               -

Issuance of common stock
 for cash                              -                -              1,598                  16             36,658               -

Deferred compensation
 related to grant
of stock options                       -                -                  -                   -          1,080,000               -

Amortization of deferred
 compensation                          -                -                  -                   -                  -               -

Fair value adjustment on
 marketable investment
 securities                            -                -                  -                   -                  -         (67,865)


Net loss                               -                -                  -                   -                  -               -
                           -------------    --------------       -----------       -------------       ------------       ----------

Balances at
June 30, 1996                          -                -          8,702,215              87,022         87,015,215         (67,865)


                              Deferred          Accum-            Net
                               compen-          ulated       stock-holders'
                               sation          deficit          equity
                             -----------     -----------     ------------

Issuance of series D
 preferred stock for cash,
 net of expenses                       -               -       9,982,746

Issuance of 1,973,566
 shares of common stock
 upon conversion of
 10,941,424 shares of
 preferred stock                       -               -               -

Issuance of common stock
 for cash, net
of issuance costs of
 $1,086,795                            -               -      48,956,210

Issuance of common stock
 for cash upon exercise of
 options and warrants                  -               -         217,803

Issuance of common stock
 for cash                              -               -          36,674

Deferred compensation
 related to grant
of stock options              (1,080,000)              -               -

Amortization of deferred
 compensation                    701,487               -         701,487

Fair value adjustment on
 marketable investment
 securities                            -               -         (67,865)

Net loss                               -      (5,897,473)     (5,897,473)
                             -----------     -----------     ------------

Balances at
June 30, 1996                 (1,907,513)    (14,941,112)     70,185,747

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

          Consolidated Statements of Stockholders' Equity (continued)

                   Years ended June 30, 1997, 1996, and 1995


                                                                                    Fair
                                                                                    value
                                                                                  adjustment
                                                                                      on
                           Preferred stock         Common stock      Additional    marketable    Deferred     Accum-      Net stock
                         -------------------   -------------------    paid-in      investment     compen-     ulated       holders'
                          Shares     Amount     Shares     Amount     capital      securities     sation      deficit       equity
                         --------   --------   --------   --------   ----------   ------------   --------    ---------    ---------
Issuance of common
  stock for cash
  upon exercise of
  options and warrants          -   $      -    386,007   $  3,860      625,802              -          -            -      629,662

Issuance of common
  stock for cash                -          -      4,665         47       99,722              -          -            -       99,769

Issuance of common
  stock for cash, net
  of issuance costs of
  $133,703 (note 9)             -          -    129,665      1,297    3,865,000              -          -            -    3,866,297

Amortization of deferred
  compensation                  -          -          -          -            -              -    530,533            -      530,533

Fair value adjustment on
  marketable investment
  securities                    -          -          -          -            -         73,247          -            -       73,247

Net loss                        -          -          -          -            -              -          -   (9,206,280)  (9,206,280)
                         --------   --------  ---------   --------   ----------   ------------  ---------   ----------   ----------
Balances at
  June 30, 1997                 -   $      -  9,222,552   $ 92,226   91,605,739          5,382 (1,376,980) (24,147,392)  66,178,975
                         --------   --------  ---------   --------   ----------   ------------  ---------   ----------   ----------

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows

                                                                                    Years ended June 30,
                                                                       -------------------------------------------
                                                                           1997            1996          1995
                                                                       ------------     ----------    -----------
Cash flows from operating activities:
  Net loss                                                             $ (9,206,280)    (5,897,473)   (5,268,383)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                         2,505,479      1,618,390       380,113
    Loss on sale of equipment                                                68,762         73,436             -
    Loss on sale of investment securities                                    45,428         30,791             -
    Increase in trade receivables                                          (183,166)             -             -
    Decrease (increase) in prepaid expenses                                (357,837)       115,387      (182,977)
    Decrease (increase) in nontrade receivables                            (215,901)        68,265      (147,331)
    Decrease (increase) in other assets                                      (9,283)         9,781       (20,013)
    Increase in accounts payable and accrued expenses                       733,213        539,857     1,246,246
    Increase in deferred revenue                                             38,051      4,861,376       750,000
                                                                       ------------   ------------   -----------

         Net cash provided by (used in) operating activities             (6,581,534)     1,419,810    (3,242,345)
                                                                       ============   ============   ===========
Cash flows from investing activities:
  Proceeds from sale of equipment                                            68,424         39,375             -
  Capital expenditures                                                   (4,727,121)    (6,414,240)   (2,542,381)
  Purchase of investment securities held-to-maturity                   (111,098,966)  (460,727,571)  (68,909,736)
  Maturities of investment securities held-to-maturity                  119,313,265    427,043,548    68,812,268
  Purchase of investment securities available-for-sale                 (471,745,972)  (161,476,655)            -
  Sale of investment securities available-for-sale                      472,924,917    142,550,121             -
  Other                                                                           -              -        10,000
                                                                       ------------   ------------   -----------

         Net cash provided by (used in) investing activities              4,734,547    (58,985,422)   (2,629,849)
                                                                       ============   ============   ===========
Cash flows from financing activities:
  Proceeds from notes payable                                                     -              -     1,232,292
  Payments of notes payable                                                (308,658)      (277,877)     (174,117)
  Net proceeds from issuance of common stock                              4,595,728     49,210,687       196,379
  Net proceeds from issuance of preferred stock                                   -      9,982,746    14,982,751
                                                                       ------------   ------------   -----------

         Net cash provided by financing activities                        4,287,070     58,915,556    16,237,305
                                                                       ------------   ------------   -----------

Net increase in cash and cash equivalents                                 2,440,083      1,349,944    10,365,111

Cash and cash equivalents at beginning of year                           13,235,680     11,885,736     1,520,625
                                                                       ------------   ------------   -----------

Cash and cash equivalents at end of year                               $ 15,675,763     13,235,680    11,885,736
                                                                       ============   ============   ===========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Interest paid                                                          $     66,678         97,414        71,011

Supplemental Disclosures of Noncash Investing and Financing Activities
----------------------------------------------------------------------

Increase in additional paid-in capital as a result of recording
  deferred compensation                                                $          -      1,080,000     1,585,500

Accounts payable incurred for construction-in-progress                            -        810,108             -

Fair value adjustment on investment securities (charged) credited to
  stockholders' equity                                                       73,247        (67,865)            -

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1997, 1996, and 1995


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Organization and Business Description
          -------------------------------------

          Myriad Genetics, Inc. (the Company) is a company focused on the discovery and sequencing of genes related to major common diseases, such as cancer and cardiovascular disease. The Company utilizes analyses of extensive family histories and genetic material, as well as, a number of proprietary technologies, to identify inherited gene mutations which increase the risk to individuals of developing these diseases. The Company has also developed a proprietary high-throughput assay to identify protein-protein interactions. The discovery of disease-predisposing genes and their biochemical pathways provides the Company with two significant commercial opportunities: (i) the development and marketing of genetic testing and information services, and (ii) in conjunction with its strategic partners, the development of therapeutic products for the treatment and prevention of major diseases associated with these genes and their biochemical pathways. The Company's operations are located in Salt Lake City, Utah.

     (b)  Principles of Consolidation
          ---------------------------

          The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc., and its wholly owned subsidiaries Myriad Genetic Laboratories, Inc. and Myriad Financial, Inc. All significant intercompany amounts have been eliminated in consolidation.

     (c)  Cash Equivalents
          ----------------

          Cash equivalents of $12,617,125 and $8,254,944 at June 30, 1997 and 1996, respectively, consist of short-term securities with initial terms of less than 90 days. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

   (d)    Equipment and Leasehold Improvements
          ------------------------------------

          Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment and leasehold improvements have depreciable lives which range from five to seven years. Construction-in-progress represents leasehold improvements which have not been completed.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     (e)  Income Taxes
          ------------

          Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (f)  Revenue Recognition
          -------------------

          The Company recognizes revenue from research contracts in accordance with the terms of the contract and the related research activities undertaken. Payments to the Company under these agreements cover the Company's direct costs and an allocation for overhead and general and administrative expenses. Genetic testing revenue is recognized upon completion of the test and communication of results. Payments received in advance of the research and genetic testing work performed are recorded as deferred revenue.

     (g)  Net Loss Per Share
          ------------------

          For all periods presented, the Company's loss per share is actual or pro forma based on the weighted average number of common shares and common share equivalents (if dilutive) resulting from options outstanding during the periods. For periods prior to October 12, 1995, the date of the Company's initial public offering, upon which all outstanding shares of preferred stock were converted to shares of common stock, the loss presented is pro forma after giving retroactive effect to the conversion of Series A, B, C, and D preferred stock and the inclusion of common stock options issued for consideration below the initial public offering price during the twelve-month period prior to the date of the initial filing of the Registration Statement, even when antidilutive, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, using the treasury-stock method.

     (h)  Use of Estimates
          ----------------

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     (i)  Marketable Investment Securities
          --------------------------------

          Marketable investment securities consist of U.S. government obligations, corporate bonds and notes, foreign bank obligations, federal agency obligations, auction rate securities, foreign bank obligations, mortgage backed-securities, and certificates of deposit. The Company accounts for marketable investment securities by grouping them into one of two categories: held-to-maturity or available-for-sale. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale.

          Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holdings gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

          Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new-cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.

     (j)  Reclassifications
          -----------------

          Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with classifications adopted in 1997.

     (k) Fair Value Disclosure
          ---------------------

          At June 30, 1997, the book value of the Company's financial instruments approximates fair value except as disclosed in note 2.

     (l)  Stock-Based Compensation
          ------------------------

          Effective July 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 permits entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

                             MYRAID GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(2)  Marketable Investment Securities
     --------------------------------

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 1997 and 1996, were as follows:

                                                                        Gross           Gross
                                                                     unrealized       unrealized
                                                                       holding         holding
                                                 Amortized cost         gains          losses         Fair Value
                                               ----------------     -------------    -----------      -----------
     At June 30, 1997

     Held-to-maturity:
       U.S. government obligations                $ 14,929,059           1,467           (39,728)        14,890,798
       Corporate bonds and notes                     6,358,782               -           (25,754)         6,333,028
       Auction-rate securities                       8,437,082               -                 -          8,437,082
                                                  ------------        --------        ----------       ------------
                                                  $ 29,724,923           1,467           (65,482)        29,660,908
                                                  ============        ========        ==========       ============

     Available-for-sale:
       U.S. government obligations                $  6,931,123           2,243                 -          6,933,366
       Federal agency obligations                    3,409,870           4,089                 -          3,413,959
       Foreign bank obligations                      4,099,846               -            (2,177)         4,097,669
       Mortgage-backed securities                    2,145,744           5,653                 -          2,151,397
       Corporate bonds and notes                       912,628               -            (4,426)           908,202
       Certificate of deposit                          172,159               -                 -            172,159
                                                  ------------        --------        ----------       ------------
                                                  $ 17,671,370          11,985            (6,603)        17,676,752
                                                  ============        ========        ==========       ============

     At June 30, 1996

     Held-to-maturity:
       U.S. government obligations                $ 13,017,698               -           (99,516)        12,918,182
       Corporate bonds and notes                    24,921,524               -          (102,372)        24,819,152
                                                  ------------        --------        ----------       ------------
                                                  $ 37,939,222               -          (201,888)        37,737,334
                                                  ============        ========        ==========       ============

     Available-for-sale:
       U.S. government obligations                $ 15,800,003               -           (69,476)        15,730,527
       Federal agency obligations                    2,088,527           2,371                 -          2,090,898
       Foreign bank obligations                      1,007,213               -              (760)         1,006,453
                                                  ------------        --------        ----------       ------------
                                                  $ 18,895,743           2,371           (70,236)        18,827,878
                                                  ============        ========        ==========       ============

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to consolidated Financial Statements


(2)  Marketable Investment Securities (continued)
     --------------------------------

     Maturities of debt securities classified as available-for-sale and held-to-maturity are as follows at June 30, 1997. (Maturities of mortgage backed securities have been presented based upon estimated cash flows assuming no change in the current interest rate environment):

                                                       Amortized        Fair
                                                         cost          value
                                                     ------------   -----------
          Held-to-maturity:
            Due within one year                      $ 18,337,912    18,329,287
            Due after one year through five years      11,387,011    11,331,621
                                                       ----------    ----------
                                                     $ 29,724,923    29,660,908
                                                       ==========    ==========
          Available-for-sale:
            Due within one year                      $ 13,609,938    13,614,403
            Due after one year through five years       4,061,432     4,062,349
                                                       ----------    ----------
                                                     $ 17,671,370    17,676,752
                                                       ==========    ==========

(3)  Notes Payable
     -------------

     The Company entered into equipment financing agreements with two commercial financial institutions. Under the agreements, the Company borrowed $1,232,292, at an interest rate of approximately 10.5 percent. Monthly payments are made over 48 months using a payment factor of 2.5383 percent of the amount borrowed. Principal payments subsequent to June 30, 1997 are as follows: 1998, $342,796 and 1999, $128,844. At the completion of the 48-month period, if the Company chooses to keep the equipment, it may either make a final payment of 15 percent of the amount of the original loan or make additional payments at a reduced rate for a period of 18 months. The note is secured by certain equipment having a value exceeding the remaining principal balance.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(4)  Leases
     ------

     The Company leases office and laboratory space under three noncancelable operating leases. Future minimum lease payments under these leases are as follows:

          Fiscal year ending:
               1998                    $ 1,282,308
               1999                      1,296,773
               2000                        939,104
               2001                        905,832
               2002                        905,832
               Thereafter                3,849,786
                                       -----------
                                       $ 9,179,635
                                       ===========

     Rental expense was $1,014,931 in 1997, $433,000 in 1996, and $439,000 in
     1995.


(5)  Stock-Based Compensation
     ------------------------

     Prior to 1992, the Company granted Nonqualified stock options to directors, employees, and other key individuals providing services to the Company. In 1992, the Company adopted the "1992 Employee, Director, and Consultant Fixed Stock Option Plan" and has reserved 1,500,000 shares of common stock for issuance upon the exercise of options that the Company plans to grant from time to time under this plan. The exercise price of options is equivalent to the estimated fair market value of the stock at the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over five years and expire ten years from date of grant. Options for 1,265,662 shares have been granted as of June 30, 1997 under the 1992 plan and are included in the schedule below. For financial statement presentation purposes, the Company has recorded as deferred compensation expense the excess of the deemed value of the common stock at the date of grant over the exercise price. The compensation expense will be amortized ratably over the vesting period of the options and warrants and will aggregate a maximum of $2,665,500. Amortization expense was $530,533, $701,487, and $56,500 for the years ended June 30, 1997, 1996, and 1995, respectively.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)  Stock-Based Compensation (continued)
     ------------------------

     A summary of activity is as follows:

                                                 1997                            1996                           1995
                                   ----------------------------    ----------------------------     ---------------------------
                                    Number       Weighted-           Number      Weighted-          Number            Price
                                      of          average              of         average             of               per
                                    shares     exercise price        shares    exercise price       shares           share
                                  ---------    ---------------     ----------  ----------------     -------      --------------
Options outstanding
  at beginning of year             1,288,925   $  .028 - 24.75       968,957    $  .028 -  $7.00     699,005      $ .028 - $5.60
  Plus options granted               486,156    23.875 - 40.25       415,266       7.00 -  24.75     302,582        3.50 -  7.00
                                  ----------                       ----------                        -------
Less:
Options exercised                   (373,329)     .028 - 24.75       (80,346)      .028 -   7.00     (26,823)               3.50
Options canceled or expired          (67,045)     3.50 - 40.25       (14,952)      3.50 -  24.75      (5,807)               3.50

Options outstanding at
  end of year                      1,334,707   $  .028 - 40.25     1,288,925     $ .028 - $24.75     968,957      $ .028 - $7.00
                                  ==========                       ==========                        =======

Weighted - average
  fair value of options
  granted during the year                      $         19.04                            $12.48

     The following table summarizes information about fixed stock options outstanding at June 30, 1997:

                                                    Options outstanding                                Options exercisable
                                    --------------------------------------------------------    -------------------------------
                                        Number               Weighted-             Weighted-         Number          Weighted-
                 Range of             outstanding            average                average        exercisable       average
                 exercise                 at                remaining              exercise            at            exercise
                  prices              June 30, 1997      contractual life            price        June 30, 1997       price
           --------------------     --------------     -------------------        ----------    ----------------    -----------
           $  3.50    -    7.00           609,315             6.9                  $   4.90            375,253      $     3.80
             15.00    -   25.00           331,560             9.0                     24.45             61,831           24.65
             27.00    -   40.25           393,832             9.8                     29.73              1,700           29.75
                                    -------------                                               ----------------
              3.50    -   40.25         1,334,707             8.3                     17.08            438,784            6.84
                                    =============                                               ================

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and earnings per share would have been changed to the following pro forma amounts:

                                             1997            1996
                                        ------------    -----------
     Net loss          As reported      $  9,206,280    $ 5,897,473
                       Pro forma          10,837,607      6,052,988

     Loss per share    As reported             (1.03)          (.78)
                       Pro forma               (1.22)          (.80)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)  Stock-Based Compensation (continued)
     ------------------------

     The pro forma net loss reflects only options granted in 1997 and 1996. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net losses as shown above may not be representative of the effects on reported net losses or earnings for future years.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.4 percent; expected dividend yields of 0 percent; expected lives of 5.5 and 5.2 years; and expected volatility of 70 percent.


(6)  Common and Preferred Stock
     --------------------------

     On October 12, 1995, the Company completed an initial public offering of 2,990,000 shares of common stock, $0.01 par value per share at $18.00 per share and received approximately $49 million net of underwriting discounts, commissions, and other offering expenses. In conjunction with the Company's initial public offering, all outstanding shares of the Company's preferred stock were converted into common stock.

     In February 1995, the Company completed a private placement wherein the placement agents received warrants to purchase 31,572 shares of the Company's common stock through the year 2002 at a price of $15.40 which are still outstanding as of June 30, 1997.

     The Company completed a private placement offering in 1993 for shares of both common and Series A preferred stock. The placement agent, which was then an affiliate of a director and stockholder of the Company, and selected dealers received a commission on the gross proceeds and five-year warrants to purchase 142,874 shares of common stock at an exercise price of $7.00 per share. As of June 30, 1997, warrants to purchase 24,638 shares are outstanding.

(7)  License Agreements
     ------------------

     The Company has entered into license agreements with certain academic institutions. The agreements granted the Company exclusive worldwide licenses to certain technologies and patent applications that the Company believes will be useful in the development of diagnostic and therapeutic products. In consideration for the licenses, the Company has paid $375,000, issued 28,416 shares of common stock, and granted 14,286 stock options. The Company is also required to make future payments totaling $50,000 and may make milestone payments of $350,000 upon achievement of certain events. The Company is also required to make royalty payments based on net sales of products or services subject to a minimum royalty upon commencement of sales.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)  Income Taxes
     ------------

     There was no income tax expense in 1997, 1996, or 1995 due to net operating losses. The difference between the expected tax benefit and the actual tax benefit is primarily attributable to the effect of net operating losses being offset by an increase in the Company's valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996, are presented below:

                                                               1997          1996
                                                          -------------   ----------
       Deferred tax assets:
         Net operating loss carryforwards                    11,857,000    4,230,000
         Research and development credits                       264,800      164,800
         Accrued expenses                                       186,800      162,800
         Unearned revenue                                     2,118,000    1,832,000
         Deferred compensation                                        -      282,700
                                                          -------------   ----------
                Total gross deferred tax assets              14,426,600    6,672,300
         Less valuation allowance                           (13,426,600)  (6,138,300)
                                                          -------------   ----------
                Net deferred tax assets                       1,000,000      534,000

       Deferred tax liability - equipment,
         principally due to differences in depreciation       1,000,000      534,000

                                                          -------------   ----------
                Total gross deferred tax liability            1,000,000      534,000
                                                          -------------   ----------
                Net deferred tax liability                $           -            -
                                                          =============   ==========

     The net change in the total valuation allowance for the years ended June 30, 1997 and 1996, was an increase of $7,288,300 and $2,299,600, respectively. Of the subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 1997, approximately $4,570,000 will be recognized as additional paid-in capital and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.


     At June 30, 1997, the Company had total tax net operating losses of approximately $31,790,000 and total research and development credit carryforwards of approximately $264,800, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2007.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)  Income Taxes (continued)
     ------------

     Under the rules of the Tax Reform Act of 1986, the Company has undergone changes of ownership and, consequently, the availability of the Company's net operating loss and research and experimentation credit carryforwards in any one year is limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management believes that these limitations will not prevent these net operating losses from otherwise being utilized.

(9)  Collaborative Research Agreements
     ---------------------------------

     In April 1997, the Company entered into a three-year collaborative research and license agreement and stock purchase agreement related to locating genes associated with prostate cancer and other cancers. Under the agreements, the Company may receive up to $60,000,000, excluding royalties. The Company received an equity investment of $4,000,000 in exchange for common stock. The Company also received a license fee of $4,000,000, which was recognized as revenue in 1997. The Company will receive $3,000,000 in annual research funding paid quarterly in advance for three years of which $750,000 has been received and recognized as revenue in 1997. The three-year term may be extended for two additional one-year periods. The Company may also receive up to $35,000,000 upon achievement of specified milestones. The Company retains all rights to diagnostic products and genetic testing services using the developed technology while licensing to the collaborator all rights to therapeutic applications. The Company is entitled to receive royalties from sales of therapeutic products made by the collaborator.


     In September and April 1995, the Company entered into collaborative research and license agreements and stock purchase agreements with two pharmaceutical companies. Under the agreements, the Company may receive up to $131,000,000. The Company received initial equity investments of $17,000,000 in exchange for Series D and Series C preferred stock, which were subsequently converted to common stock in conjunction with the Company's initial public offering. The Company may also receive $50,000,000 in annual research funding paid quarterly in advance for five years of which $22,500,000 has been received. The Company recognized $9,982,054, $6,338,624, and $500,000 as revenue relating to these agreements in 1997, 1996, and 1995, respectively. The Company may also receive up to $64,000,000 upon achievement of specified milestones. The Company retains all rights to diagnostic products and genetic testing services using the developed technology while licensing to the collaborators all rights to therapeutic applications. The Company is entitled to receive royalties from sales of therapeutic products sold by the collaborators. The collaborations may be terminated if a steering committee comprised of an equal number of representatives of the Company and the collaborators determines that the research programs will not achieve their objectives in all areas.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9)  Collaborative Research Agreements (continued)
     ---------------------------------

     In August of 1992, the Company entered into a three-year collaboration and license agreement with a pharmaceutical company related to the discovery of the BRCA 1 breast and ovarian cancer gene, under which the Company may receive up to approximately $4,000,000. This contract provided $1,800,000 over the life of the contract of which none was recognized in 1997 and $50,000 and $600,000 was recognized as revenue in 1996 and 1995, respectively. The contract also provides for the receipt of milestone payments of $1,160,000 of which $240,000 and $180,000 was received and recorded as revenues in 1996 and 1995, respectively. The Company is also entitled to receive a specified royalty of net sales from any resulting products.

(10) Employee Deferred Savings Plan and Stock Purchase Plan
     ------------------------------------------------------

     The Company has a deferred savings plan which qualifies under section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are covered by the plan. The Company makes matching contributions of 50 percent of each employee's contribution with the employer's contribution not to exceed four percent of the employee's compensation. The Company's contribution to the plan was $205,866, $100,461, and $58,979 in 1997, 1996, and 1995, respectively.

     The Company has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the Board of Directors and stockholders in December 1994, under which a maximum of 200,000 shares of common stock may be purchased by eligible employees. At June 30, 1997, 6,263 shares of common stock had been purchased under the Plan. Because the discount allowed to employees under the Plan approximates the Company's cost to issue equity instruments, the Plan is not deemed to be compensatory and, therefore, is excluded from the pro forma loss shown in note 5.

(11) Accounting Standards Issued Not Yet Adopted
     -------------------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 establishes a different method of computing earnings (loss) per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic earnings (loss) per share and diluted earnings (loss) per share. Basic and diluted loss per share is expected to be comparable to the currently presented loss per share.


     SFAS 128 is effective for the consolidated financial statements for interim and annual periods ending after December 15, 1997. Accordingly, the Company plans to adopt SFAS 128 in the second quarter of its 1998 fiscal year and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS 128.

                                 EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION OF EXHIBITS
------              -----------------------

(10.36)@        Collaborative Research and License Agreement among
                the Registrant, Schering Corporation and Schering-Plough, Ltd.,
                dated April 22, 1997 (Prostate and Other Cancers)
(10.37)         Standstill Agreement between the Registrant and
                Schering Corporation, dated April 22, 1997
(10.38)         Stock Purchase Agreement for Common Stock between
                the Registrant and Schering Corporation, dated April 22, 1997
(11.1)      -   Statement Regarding Computation of Earnings Per Share
(21.1)      -   Revised List of Subsidiaries of the Registrant
(23.1)      -   Consent of KPMG Peat Marwick LLP
(27.1)      -   Financial Data Schedule


@ Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.