Form 10-Q
period 1997-09-30
MYRIAD GENETICS INC
filed 1997-11-14
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997
                                                ------------------


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

        For the transition period from _______________ to ____________


                       Commission file number:  0-26642
                                                -------

                             MYRIAD GENETICS, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                      87-0494517
----------------------------               ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

    320 WAKARA WAY, SALT LAKE CITY, UT                         84108
-------------------------------------------             -----------------
 (Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code: (801) 584-3600
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



         As of November 10, 1997, the registrant had 9,273,971 shares of common stock outstanding.

                                 MYRIAD GENETICS, INC.


                                 INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I - Financial Information

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet as of September 30, 1997
          and June 30, 1997                                                  3

         Condensed Consolidated Statements of Operations for the three
          months ended September 30, 1997 and 1996                           4

         Condensed Consolidated Statements of Cash Flows for the
          three months ended September 30, 1997 and 1996                     5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7


                            PART II - Other Information

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

SIGNATURE(S)                                                                13

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       Sept. 30, 1997
                                                                         (Unaudited)      June 30, 1997
                                                                       --------------     -------------
                       Assets
Current assets:
  Cash and cash equivalents                                              $ 20,447,227      $ 15,675,763
  Marketable investment securities                                         30,450,929        31,952,315
  Prepaid expenses                                                            157,098           446,260
  Trade receivables                                                           186,476           183,166
  Non-trade receivables                                                       329,663           294,967
                                                                         ------------      ------------
          Total current assets                                             51,571,393        48,552,471
                                                                         ------------      ------------
Equipment and leasehold improvements:
  Equipment                                                                13,682,417        13,124,937
  Leasehold improvements                                                    2,242,128         2,075,308
                                                                         ------------      ------------
                                                                           15,924,545        15,200,245
  Less accumulated depreciation and amortization                            3,824,875         3,189,724
                                                                         ------------      ------------
          Net equipment and leasehold improvements                         12,099,670        12,010,521
Long-term marketable investment securities                                 10,901,051        15,449,360
Other assets                                                                   50,979            50,979
                                                                         ------------      ------------
                                                                         $ 74,623,093      $ 76,063,331
                                                                         ============      ============
                  Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                       $  1,731,453      $  2,559,035
  Accrued liabilities                                                       2,441,402         1,154,254
  Deferred revenue                                                          5,424,930         5,699,427
  Current portion of notes payable                                            351,906           342,796
                                                                         ------------      ------------
          Total current liabilities                                         9,949,691         9,755,512
                                                                         ------------      ------------
Notes payable, less current portion                                            37,218           128,844
Stockholders' equity
  Common stock, $0.01 par value, 15,000,000 shares authorized;
   issued and outstanding 9,266,216 shares on September 30,
   1997 and 9,222,552 shares on June 30, 1997                                  92,662            92,226
  Additional paid-in capital                                               91,730,970        91,605,739
 Fair value adjustment on available-for-sale marketable
  investment securities                                                            91             5,382
  Deferred compensation                                                    (1,244,346)       (1,376,980)
  Accumulated deficit                                                     (25,943,193)      (24,147,392)
                                                                         ------------      ------------
          Net stockholders' equity                                         64,636,184        66,178,975
                                                                         ------------      ------------
                                                                         $ 74,623,093      $ 76,063,331
                                                                         ============      ============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended
                                                          ---------------------------------------------
                                                              Sept. 30, 1997            Sept. 30, 1996
                                                               (Unaudited)               (Unaudited)
                                                          -------------------       -------------------
Research revenue                                                  $ 5,515,042              $  2,195,781
Genetic testing revenue                                               409,545                         -
                                                                  -----------              ------------
          Total revenues                                            5,924,587                 2,195,781
Costs and expenses:
  Research and development expenses                                 6,200,637                 4,094,743
  Selling, general and administrative expenses                      2,137,228                 1,759,959
  Genetic testing cost of revenue                                     235,999                         -
                                                                  -----------              ------------
          Total costs and expenses                                  8,573,864                 5,854,702
                                                                  -----------              ------------
          Operating loss                                           (2,649,277)               (3,658,921)
Other income (expense):
  Interest income                                                     864,803                   848,494
  Interest expense                                                    (11,448)                  (19,652)
  Other                                                                   121                         -
                                                                  -----------              ------------
                                                                      853,476                   828,842
                                                                  -----------              ------------
          Net loss                                                ($1,795,801)              ($2,830,079)
                                                                  -----------              ------------
Net loss per share                                                     ($0.19)                   ($0.32)
                                                                  ===========              ============
Weighted average shares outstanding                                 9,237,843                 8,712,829
                                                                  ===========              ============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                          ---------------------------------------------
                                                              Sept. 30, 1997            Sept. 30, 1996
                                                               (Unaudited)               (Unaudited)
                                                          -------------------       -------------------
Cash flows from operating activities:
  Net loss                                                        ($1,795,801)              ($2,830,079)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                    769,116                   496,768
     Increase in trade receivables                                     (3,310)                        -
     Decrease (increase) in non-trade receivables                     (34,696)                   62,079
     Decrease (increase) in prepaid expenses                          289,162                    (8,027)
     Increase in accounts payable and accrued expenses                459,566                   461,839
     Increase (decrease) in deferred revenue                         (274,497)                  244,219
                                                                 ------------              ------------
          Net cash used in operating activities                      (590,460)               (1,573,201)
                                                                 ------------              ------------
Cash flows from investing activities:
  Capital expenditures                                               (725,631)               (1,615,197)
  Net change in marketable investment securities                    6,044,404                 4,845,526
                                                                 ------------              ------------
          Net cash provided by investing activities                 5,318,773                 3,230,329
                                                                 ------------              ------------
Cash flows from financing activities:
  Net payments of notes payable                                       (82,516)                  (74,186)
  Net proceeds from issuance of common stock                          125,667                    25,958
                                                                 ------------              ------------
    Net cash provided by (used in) financing activities                43,151                   (48,228)
                                                                 ------------              ------------
Net increase in cash and cash equivalents                           4,771,464                 1,608,900
Cash and cash equivalents at beginning of period                   15,675,763                13,235,680
                                                                 ------------              ------------
Cash and cash equivalents at end of period                       $ 20,447,227              $ 14,844,580
                                                                 ============              ============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)       Basis of Presentation
          ---------------------

          The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. Operating results for the three-month period ended September 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

(2)       Subsequent Event
          ----------------

          In October 1997, the Company entered into an arrangement with Swiss Bank Corporation, London Branch ("SBC") under which the Company simultaneously purchased and sold call options on its own Common Stock resulting in a payment of $100,000 to the Company. The capped call option purchased by the Company ("Contract A") gives the Company the right, at option expiration, to (i) purchase 400,000 shares of its own stock at a strike price of $32.25 or (ii) receive a cash settlement in an amount equal to the difference between the strike price and the lesser of the market price at the exercise date or the cap price of $40.50.

          The call option sold by the Company ("Contract B") gives SBC the right, at option expiration, to purchase 400,000 shares of newly issued Myriad Common Stock, subject to the effectiveness of a registration statement, at a strike price of $40.50. Alternatively, the Company may elect to cash settle, or net share settle the option. It is management's intent to cash settle contract A, and if the market price exceeds $40.50 at the option expiration date, to settle Contract B through the issuance of Myriad stock. If both contracts are exercised, the Company may receive up to $19,500,000, or $48.75 per share. Both call options will expire in December 1998.

          SBC has advised that it has engaged, and may engage, in transactions, including buying and selling shares of the Company's Common Stock, to offset its risk relating to the options. Purchases and sales could affect the market price of the Company's Common Stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a genetic testing laboratory, and supporting collaborative research agreements. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements and sales of genetic tests. The Company has been unprofitable since its inception and, for the quarter ended September 30, 1997, the Company had a net loss of $1,795,801 and as of September 30, 1997 had an accumulated deficit of $25,943,193.

In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis Corporation ("Novartis"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments totalling up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Novartis. The Company recognized $1,323,208 in revenue under this agreement for the quarter ended September 30, 1997.

In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments totalling up to $71,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer. The Company recognized $1,441,833 in revenue under this agreement for the quarter ended September 30, 1997.

In October 1996, the Company announced the introduction of BRACAnalysis(TM), a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc., began accepting testing samples on a commercial basis on October 30, 1996. Genetic testing revenues of $409,545 were recognized for the quarter ended September 30, 1997.

In April 1997, the Company commenced a three-year collaborative research and development arrangement with Schering Corporation ("Schering"). The three-year term may be extended for two additional one-year periods. This collaboration provides the Company with an equity investment, license fees, research funding and potential milestone payments totalling up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Schering. The Company recognized $750,000 in revenue under this agreement for the quarter ended September 30, 1997.

In October 1997, the Company announced that Schering has licensed the therapeutic rights to the MMAC1 gene. The MMAC1 gene, located through a collaborative effort by scientists at the Company and the University of Texas M.D. Anderson Cancer Center, has been associated with advanced cancers of the brain, prostate, breast, kidney, and skin. The licensing of this gene triggered a milestone payment of $2,000,000 from Schering to the Company. The Company may receive additional drug development milestone payments and royalties on therapeutic products based on the MMAC1 gene and its pathways. Myriad has retained the rights and will continue development of the molecular diagnostic potential of the MMAC1 gene.

The Company intends to enter into additional collaborative relationships to locate and sequence genes associated with other common diseases as well as continuing to fund internal research projects. There can be no assurance that the Company will be able to enter into additional collaborative relationships on terms acceptable to the Company. The Company expects to incur losses for at least the next several years, primarily due to expansion of its research and development programs, increased staffing costs and expansion of its facilities. Additionally, the Company expects to incur substantial sales, marketing and other expenses in connection with building its genetic testing business. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Research revenues for the quarter ended September 30, 1997 increased $3,319,261 from the same quarter of 1996. Research revenue from both the Novartis and Bayer research agreements increased modestly from the first fiscal quarter of 1996. The research revenues from the collaborative research agreement initiated with Schering in April 1997 and Schering's milestone payment associated with the licensing of the MMAC1 gene account for approximately 83% of the increase from the prior year. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

Genetic testing revenues of $409,545 were recognized in the quarter ended September 30, 1997, all of which were sales of diagnostic tests resulting from the Company's discovery of the BRCA1 and BRCA2 breast and ovarian cancer genes. Since these tests for genetic predisposition to breast and ovarian cancer were launched by the Company in October 1996, there were no genetic testing revenues for the comparable quarter ended September 30, 1996.

Research and development expenses for the quarter ended September 30, 1997 increased to $6,200,637 from $4,094,743 for the same quarter of 1996. This increase was primarily due to an increase in research activities as a result of the progress in the Company's collaborations with Novartis, Bayer and Schering as well as those programs funded by the Company. The increased level of research spending includes third party research programs, increased depreciation charges related to purchasing additional research equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. The Company also incurred expenses related to milestones achieved by it academic collaborators. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

Selling, general and administrative expenses for the quarter ended September 30, 1997 increased $377,269 from the same quarter of 1996. The increase was attributable to costs associated with the ongoing promotion of BRACAnalysis(TM) as well as additional administrative, sales, marketing and education personnel, market research activities, education material development, and facilities-related costs. The Company expects its selling, general and administrative expenses will continue to increase in support of its genetic testing business and its research and development efforts.

Interest income for the quarter ended September 30, 1997 increased $16,309 or 2% from the same quarter of 1996. The Company has been able to maintain its cash reserves at a relatively constant level as a result of its ongoing collaborative research agreements, entering new collaborative agreements, achieving research milestones, and sales of its genetic tests. As a result, interest income has not changed significantly from the prior year. Interest expense for the quarter ended September 30, 1997, amounting to $11,448, was due entirely to borrowings under the Company's equipment financing facility.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $590,460 during the quarter ended September 30, 1997 and $1,573,201 during the same quarter of 1996. Non-trade receivables increased $34,696 between June 30, 1997 and September 30, 1997 primarily as a result of certain patent legal fees which the Company has incurred and which will be reimbursed by one of the Company's collaborative partners. Prepaid expenses decreased $289,162 during the quarter ended September 30, 1997. The decrease is primarily due to advance royalties and insurance premiums being expensed during the quarter. Accounts payable and accrued expenses increased $459,566 between June 30, 1997 and September 30, 1997 primarily as a result of a milestone payment owed by the Company to one of its academic collaborators. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased $274,497.

The Company's investing activities provided cash of $5,318,773 in the three months ended September 30, 1997 and $3,230,329 in the three months ended September 30, 1996. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and reinvestment of marketable investment securities from longer term investments to short-term cash equivalents in order to provide for ongoing corporate expenditures.

Financing activities provided $43,151 during the quarter ended September 30, 1997. The Company reduced the principal on its equipment financing facility by $82,516. This decrease was offset by proceeds of $125,667 from the exercise of stock options. Financing activities used $48,228 during the quarter ended September 30, 1996. The Company reduced the principal on its equipment financing facility by $74,186 and received proceeds from stock option exercises of $25,958 during the 1996 quarter.

In October 1997, the Company entered into an arrangement with SBC under which the Company simultaneously purchased and sold call options on its own Common Stock resulting in a payment of $100,000 to the Company. The capped call option purchased by the Company ("Contract A") gives the Company the right, at option expiration, to (i) purchase 400,000 shares of its own stock at a strike price of $32.25 or (ii) receive a cash settlement in an amount equal to the difference between the strike price and the lesser of the market price at the exercise date or the cap price of $40.50.

The call option sold by the Company ("Contract B") gives SBC the right, at option expiration, to purchase 400,000 shares of newly issued Myriad Common Stock, subject to the effectiveness of a registration statement, at a strike price of $40.50. Alternatively, the Company may elect to cash settle, or net share settle the option. It is managements intent to cash settle contract A, and if the market price exceeds $40.50 at the option expiration date, to settle Contract B through the issuance of Myriad stock. If both contracts are exercised, the Company may receive up to $19,500,000 or $48.75 per share. Both call options will expire in December 1998.

SBC has advised that it has engaged, and may engage, in transactions, including buying and selling shares of the Company's Common Stock, to offset its risk relating to the options. Purchases and sales could affect the market price of the Company's Common Stock.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The Company believes that this report on Form 10-Q contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: intense competition related to the discovery of disease-related genes and the possibility that others may discover, and the Company may not be able to gain rights with respect to, genes important to the establishment and operation of a successful genetic testing business, difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited experience in developing and operating a genetic testing laboratory; the Company's limited marketing and sales experience and the risk that BRACAnalysis(TM) and any other tests which the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company is targeting or expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's services from government, private healthcare insurers and third-party payors; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties disclosed throughout this Quarterly Report on From 10-Q.

          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

ITEM 2. CHANGES IN SECURITIES.

(c)  Sales of Unregistered Securities
     --------------------------------

During the three months ended September 30, 1997, the Company issued a total of 43,664 shares of Common Stock to various Directors, consultants, and employees of the Company pursuant to the exercise of stock options at a weighted average price of $4.24 per share.

In October 1997, the Company sold to SBC a call option entitling SBC to purchase from the Company at a strike price of $40.50 per share, an aggregate of 400,000 shares of the Company's Common Stock. In exchange, the Company purchased from SBC a capped call option giving the Company the right to purchase from SBC up to a total of 400,000 shares of Myriad Common Stock at a strike price of $32.25 on a specified date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

No person acted as an underwriter with respect to the transactions set forth above. In each of the foregoing instances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") or Rule 701 promulgated under the Securities Act for the exemption from the registration requirements of the Securities Act, since no public offerings were involved.

(d)  Use of Proceeds
     ---------------

Pursuant to Rule 463 of the Securities Act, the Company filed its initial Form SR with the Securities and Exchange Commission on January 15, 1996 reporting for the period from October 5, 1995 (the effective date of the Company's registration statement for its initial public offering) through January 5, 1996. The Company has filed amendments to its Form SR covering each subsequent six month period on a timely basis, the most recent of which was filed July 8, 1997 ("SR Amendment No. 3") reporting for the period from January 5, 1997 through July 5, 1997. The following schedule reflects as of September 30, 1997 an estimate of the amount of net offering proceeds received by the Company from its initial public offering used for each of the purposes listed below (and reflects only the changes to the information provided by the Company in SR Amendment No.
3).

                                                         Direct or indirect payments to anyone other than
                                                         directors, officers, persons owning ten percent or
                                                         more of any class of equity securities of the Company,
                                                         and affiliates of the Company (of which there were no
                                                         such payments).
----------------------------------------------------------------------------------------------------------------
Construction of plant, building and facilities                          $ 1,394,256
----------------------------------------------------------------------------------------------------------------
Purchase and installation of machinery and equipment                    $10,341,872
----------------------------------------------------------------------------------------------------------------
Cash and investments                                                    $12,146,340
----------------------------------------------------------------------------------------------------------------
Genetic discovery research expenses                                     $ 6,596,655
----------------------------------------------------------------------------------------------------------------
Diagnostic test development and operation expenses                      $11,440,785
----------------------------------------------------------------------------------------------------------------
General and administrative expenses                                     $ 7,343,285
================================================================================================================

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number      Description
------      -----------

10.1 Standard Research Agreement between the Company and Valley Mental Health dated September 1, 1997 (central nervous system disorders). The Company has excluded from this Exhibit 10.1 portions of the Standard Research Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Standard Research Agreement for which confidential treatment has been requested are marked " * " and such confidential portions have been filed separately with the Securities and Exchange Commission.

10.2 International Swap Dealers Association, Inc. Master Agreement ("ISDA Master Agreement") between the Company and Swiss Bank Corporation, London Branch dated October 8, 1997.

10.3 Schedule to ISDA Master Agreement between the Company and Swiss Bank Corporation, London Branch dated October 8, 1997.

10.4 Confirmation for Contract A entered into pursuant to ISDA Master Agreement between the Company and Swiss Bank Corporation, London Branch dated October 22, 1997.

10.5 Confirmation for Contract B entered into pursuant to ISDA Master Agreement between the Company and Swiss Bank Corporation, London Branch dated October 22, 1997.

11.1       Statement Regarding Computation of Net Loss Per Share

27.1       Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MYRIAD GENETICS, INC.



Date: November 13,1997          By: /s/   Peter D. Meldrum
     -------------------           -------------------------------
                                Peter D. Meldrum
                                President and Chief Executive Officer



Date: November 13,1997              /s/   Jay M. Moyes
     -------------------        ----------------------------------
                                Jay M. Moyes
                                Vice President of Finance and Chief Financial
                                Officer (principal financial and accounting
                                officer)

                             MYRIAD GENETICS, INC.

                                 EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

10.1 Standard Research Agreement between the Company and Valley Mental Health dated September 1, 1997 (central nervous system disorders). The Company has excluded from this Exhibit 10.1 portions of the Standard Research Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Standard Research Agreement for which confidential treatment has been requested are marked " * " and such confidential portions have been filed separately with the Securities and Exchange Commission.

10.2 International Swap Dealers Association, Inc. Master Agreement ("ISDA Master Agreement") between the Company and Swiss Bank Corporation, London Branch dated October 8, 1997.

10.3 Schedule to ISDA Master Agreement between the Company and Swiss Bank Corporation, London Branch dated October 8, 1997.

10.4 Confirmation for Contract A entered into pursuant to ISDA Master Agreement between the Company and Swiss Bank Corporation, London Branch dated October 22, 1997.

10.5 Confirmation for Contract B entered into pursuant to ISDA Master Agreement between the Company and Swiss Bank Corporation, London Branch dated October 22, 1997.

11.1       Statement Regarding Computation of Net Loss Per Share

27.1       Financial Data Schedule