Form 10-Q
period 1997-12-31
MYRIAD GENETICS INC
filed 1998-02-13
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1997
                                                 -----------------

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the transition period from _____________ to ____________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



As of February 10, 1998, the registrant had 9,320,182 shares of common stock outstanding.

                             MYRIAD GENETICS, INC.


                              INDEX TO FORM 10-Q

                                                                                                          Page
                                                                                                          ----
                                         PART I - Financial Information
Item 1.       Financial Statements.

              Condensed Consolidated Balance Sheet as of December 31, 1997 and June 30, 1997                3

              Condensed Consolidated Statements of Operations for the three months and six months
              ended December 31, 1997 and 1996                                                              4

              Condensed Consolidated Statements of Cash Flows for the three months and six months
              ended December 31, 1997 and 1996                                                              5

              Notes to Condensed Consolidated Financial Statements                                          6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                         7


                                               PART II - Other Information

Item 1.       Legal Proceedings                                                                            12

Item 2.       Changes in Securities                                                                        12

Item 3.       Defaults Upon Senior Securities                                                              13

Item 4.       Submission of Matters to a Vote of Security Holders                                          13

Item 5.       Other Information                                                                            14

Item 6.       Exhibits and Reports on Form 8-K                                                             14

SIGNATURE(S)                                                                                               15

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  Dec. 31, 1997
                                                                                   (Unaudited)          June 30, 1997
                                                                                 ---------------       ---------------
                                               Assets
                                               ------
Current assets:
  Cash and cash equivalents                                                        $ 17,008,757          $ 15,675,763
  Marketable investment securities                                                   26,796,871            31,952,315
  Prepaid expenses                                                                      272,942               446,260
  Trade receivables                                                                     312,163               183,166
  Non-trade receivables                                                                 342,243               294,967
                                                                                 ---------------       ---------------
          Total current assets                                                       44,732,976            48,552,471
                                                                                 ---------------       ---------------
Equipment and leasehold improvements:
  Equipment                                                                          14,394,572            13,124,937
  Leasehold improvements                                                              2,245,427             2,075,308
                                                                                 ---------------       ---------------
                                                                                     16,639,999            15,200,245
  Less accumulated depreciation and amortization                                      4,497,067             3,189,724
                                                                                 ---------------       ---------------
          Net equipment and leasehold improvements                                   12,142,932            12,010,521
Long-term marketable investment securities                                           15,679,843            15,449,360
Other assets                                                                             50,979                50,979
                                                                                 ---------------       ---------------
                                                                                   $ 72,606,730          $ 76,063,331
                                                                                 ===============       ===============
                               Liabilities and Stockholders' Equity
                               ------------------------------------
Current liabilities:
  Accounts payable                                                                 $  2,965,052          $  2,559,035
  Accrued liabilities                                                                 1,508,927             1,154,254
  Deferred revenue                                                                    5,075,700             5,699,427
  Current portion of notes payable                                                      304,736               342,796
                                                                                 ---------------       ---------------
          Total current liabilities                                                   9,854,415             9,755,512
                                                                                 ---------------       ---------------
Notes payable, less current portion                                                           -               128,844
Stockholders' equity
Common stock, $0.01 par value, 15,000,000 shares authorized;
 issued and outstanding 9,297,877 shares December 31, 1997, 9,222,552
 shares June 30, 1997                                                                    92,979                92,226

  Additional paid-in capital                                                         91,976,600            91,605,739
  Fair value adjustment on available-for-sale marketable investment                       2,262                 5,382
   securities
  Deferred compensation                                                              (1,111,713)           (1,376,980)
  Accumulated deficit                                                               (28,207,813)          (24,147,392)
                                                                                 ---------------       ---------------
          Net stockholders' equity                                                   62,752,315            66,178,975
                                                                                 ---------------       ---------------
                                                                                   $ 72,606,730          $ 76,063,331
                                                                                 ===============       ===============

    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                              Three Months Ended                    Six Months Ended
                                     -------------------------------------  --------------------------------
                                        Dec. 31, 1997     Dec. 31, 1996     Dec. 31, 1997     Dec. 31, 1996
                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                         ------------      ------------      ------------      ------------

Revenues:
  Research revenue                       $  4,563,890      $  2,717,740      $ 10,078,932      $  4,913,521
  Genetic testing revenue                     524,918            34,060           934,463            34,060
                                         ------------      ------------      ------------      ------------
          Total revenues                    5,088,808         2,751,800        11,013,395         4,947,581
                                         ------------      ------------      ------------      ------------
Expenses:
  Research and development expense          5,005,520         5,045,154        11,206,159         9,139,897
  Selling, general and
   administrative expense                   2,869,428         1,997,108         5,006,656         3,757,067
  Genetic testing cost of revenue             305,587            24,283           541,585            24,283
                                         ------------      ------------      ------------      ------------
          Total costs and expenses          8,180,535         7,066,545        16,754,400        12,921,247
                                         ------------      ------------      ------------      ------------
          Operating loss                   (3,091,727)       (4,314,745)       (5,741,005)       (7,973,666)
Other income (expense):
  Interest income                             836,555           886,783         1,701,359         1,735,277
  Interest expense                             (9,449)          (17,739)          (20,897)          (37,391)
  Gain/(loss) on sale of fixed
   assets                                           -            (7,992)              121            (7,992)
                                         ------------      ------------      ------------      ------------
                                              827,106           861,052         1,680,583         1,689,894
                                         ------------      ------------      ------------      ------------
          Net loss                        ($2,264,621)      ($3,453,693)      ($4,060,422)      ($6,283,772)
                                         ============      ============      ============      ============
Net loss per share (Note 3)                    ($0.24)           ($0.39)           ($0.44)           ($0.72)
                                         ============      ============      ============      ============
Weighted average shares outstanding         9,279,892         8,743,530         9,259,025         8,728,177



    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended                    Six Months Ended
                                                 -----------------------------------  -----------------------------------
                                                    Dec. 31, 1997     Dec. 31, 1996      Dec. 31, 1997     Dec. 31, 1996
                                                     (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)
                                                    --------------    -------------      -------------     -------------
Cash flows from operating activities:
  Net loss                                            ($2,264,621)      ($3,453,693)       ($4,060,422)      ($6,283,772)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                        804,825           612,413          1,573,941         1,109,180
     Increase in trade receivables                       (125,687)                -           (128,997)                -
     Loss (gain) on sale of equipment                           -             7,992               (121)            7,992
     Decrease (increase) in non-trade
      receivables                                         (12,579)         (106,909)            85,797           (44,830)
     Decrease (increase) in prepaid expenses             (115,844)         (239,018)           173,318          (247,045)
     Increase (decrease) in accounts payable
          and accrued expenses                            301,124          (149,832)           627,618           312,007
     Increase (decrease) in deferred revenue             (349,230)         (205,860)          (623,727)           38,359
                                                    --------------    -------------      -------------     -------------
          Net cash used in operating activities        (1,762,012)       (3,534,907)        (2,352,593)       (5,108,109)
                                                    --------------    -------------      -------------     -------------
Cash flows from investing activities:
  Capital expenditures                                   (715,454)         (945,666)        (1,441,865)       (2,560,864)
  Proceeds from sale of equipment                               -             7,500                901             7,500
  Net change in marketable investment
   securities                                          (1,122,564)        4,966,190          4,921,840         9,811,717
                                                    --------------    -------------      -------------     -------------
          Net cash provided by (used in)
           investing activities                        (1,838,018)        4,028,024          3,480,876         7,258,353
                                                    --------------    -------------      -------------     -------------
Cash flows from financing activities:
  Net payments of notes payable                           (84,388)          (76,099)          (166,904)         (150,285)
  Net proceeds from issuance of common stock              245,948            (1,872)           371,615            24,087
                                                    --------------    -------------      -------------     -------------
          Net cash provided by (used in)
           financing activities                           161,560           (77,971)           204,711          (126,198)
                                                    --------------    -------------      -------------     -------------
Net increase (decrease) in cash and cash
equivalents                                            (3,438,470)          415,146          1,332,994         2,024,046
Cash and cash equivalents at beginning of
 period                                                20,447,227        14,844,580         15,675,763        13,235,680
                                                    --------------    -------------      -------------     -------------
Cash and cash equivalents at end of period           $ 17,008,757      $ 15,259,726       $ 17,008,757      $ 15,259,726
                                                    ==============    =============      =============     =============




    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)       Basis of Presentation
          ---------------------

          The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. Operating results for the three and six month periods ended December 31, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

(2)       Common Stock
          ------------

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

(3)       Earnings per Share
          ------------------

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 became effective for the consolidated financial statements for interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for the quarter ended December 31, 1997.

          SFAS 128 establishes a different method of computing earnings (loss) per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, entities with publicly held common stock are required to present both basic earnings
          (loss) per share and diluted earnings (loss) per share. Given the Company's current loss position, basic and diluted loss per share are equal and consistent with net loss per share presented in prior quarters.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a genetic testing laboratory, and supporting collaborative research agreements. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements and sales of genetic tests. The Company has been unprofitable since its inception and, for the quarter ended December 31, 1997, the Company had a net loss of $2,264,621 and as of December 31, 1997 had an accumulated deficit of $28,207,813.

In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis Corporation ("Novartis"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments of up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Novartis. The Company recognized $1,370,967 in revenue under this agreement for the quarter ended December 31, 1997.

In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments of up to $71,000,000. In November 1997, the Company announced an expansion of its collaborative research and development arrangement with Bayer. The expanded collaboration provides the Company with additional research funding and potential milestone payments of up to $54,000,000 or a total potential of up to $125,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer. The Company recognized $2,442,923 in revenue under this agreement for the quarter ended December 31, 1997.

In October 1996, the Company announced the introduction of BRACAnalysis(TM), a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc., began accepting testing samples on a commercial basis on October 30, 1996. Genetic testing revenues of $524,918 were recognized for the quarter ended December 31, 1997.

In April 1997, the Company commenced a three-year collaborative research and development arrangement with Schering Corporation ("Schering"). The three-year term may be extended for two additional one-year periods. This collaboration provides the Company with an equity investment, license fees, research funding and potential milestone payments totalling up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Schering. The Company recognized $750,000 in revenue under this agreement for the quarter ended December 31, 1997.

In October 1997, the Company announced that Schering has licensed the therapeutic rights to the MMAC1 gene. The MMAC1 gene has been associated with advanced cancers of the brain, prostate, breast, kidney, and skin. The licensing of this gene triggered a milestone payment of $2,000,000 from Schering to the Company. The Company may receive additional drug development milestone payments and royalties on therapeutic products based on the MMAC1 gene and its pathway. Myriad has retained the rights to the molecular diagnostic potential of the MMAC1 gene.

In January 1998, the Company announced the introduction of a new genetic test, CardiaRisk(TM), to be performed by its wholly owned subsidiary, Myriad Genetic Laboratories, Inc. CardiaRisk(TM), which identifies a mutation in the AGT gene, will assist physicians both in (i) identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and (ii) identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy.

Additionally, in January 1998 the Company announced the successful use of its ProNet(TM) protein interaction technology in discovering three new genes. The MMSC1 gene appears to interact directly with the MMAC1 brain and prostate cancer gene. The CtIP gene was linked to the pathway of the BRCA1 breast and ovarian cancer gene, and the MKK3 gene acts as a tumor suppressor in lung cancer. These genes are believed to provide new avenues for developing cancer therapies.

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

Results of Operations for the Three Months Ended December 31, 1997 and 1996

Research revenues for the quarter ended December 31, 1997 increased $1,846,150 from the same quarter of 1996. The increase was attributable primarily to the Company's new and expanded corporate research collaboration agreements, consisting of Schering, initiated in April 1997, and Bayer, expanded in November 1997, respectively. The Company recognized $750,000 from Schering and $950,000 from Bayer during the quarter ending December 31, 1997 as a result of the new and expanded agreements. Research revenue from the corporate collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

Genetic testing revenues of $524,918 were recognized in the quarter ended December 31, 1997, an increase of $490,858 over the same quarter of 1996. Genetic testing revenue is comprised of sales of diagnostic tests resulting from the Company's discovery of the BRCA1 and BRCA2 breast and ovarian cancer genes. The tests for genetic predisposition to breast and ovarian cancer were launched by the Company in October 1996 with the first commercial test received in November 1996. Sales and marketing efforts since that time have given rise to the increased revenues in 1997.

Research and development expenses for the quarter ended December 31, 1997 decreased to $5,005,520 from $5,045,154 for the same quarter of 1996. During the quarter ended December 31, 1996, the Company devoted substantial efforts to the development of its breast and ovarian cancer susceptibility test, BRACAnalysis(TM). With the successful launch of BRACAnalysis(TM), efforts during the quarter ended December 31, 1997 were focused on processing the test, resulting in increased charges to genetic testing cost of revenue and decreased research and development charges. Additionally, the Company paid a significant one-time license fee to one of its collaborators in the quarter ended December 31, 1996.

Selling, general and administrative expenses for the quarter ended December 31, 1997 increased $872,320 from the same quarter of 1996. The increase was primarily attributable to costs associated with the ongoing promotion of BRACAnalysis(TM), including the hiring of an outside sales force consisting of 50 sales representatives. The increase is also a result of additional internal sales and marketing personnel, market research activities, educational material development, and facilities-related costs. The Company expects its general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

Interest income for the quarter ended December 31, 1997 decreased to $836,555 from $886,783 or 5.6% for the same quarter of 1996. This decrease was primarily due to the decreased funds available for investment, which were spent in the ordinary course of business. The Company has been able to maintain its cash reserves at a relatively constant level as a result of its ongoing collaborative research agreements, entering new collaborative agreements, achieving research milestones, and sales of its genetic tests. As a result, interest income has not changed significantly from the prior year. Interest expense for the quarter ended December 31, 1997, amounting to $9,449, was due entirely to borrowings under the Company's equipment financing facility.

Results of Operations for the Six Months Ended December 31, 1997 and 1996

Research revenues increased to $10,078,932 in the first six months of fiscal year 1998 from $4,913,521 in the first six months of fiscal year 1997. The increase was attributable primarily to the Company's new and expanded corporate research collaboration agreements, consisting of Schering, initiated in April 1997, and Bayer, expanded in November 1997, respectively, and a milestone payment. The Company recognized $1,500,000 from Schering and $950,000 from Bayer during the six months December 31, 1997 as a result of the new and expanded agreements, as well as a $2,000,000 milestone payment from Schering.

Genetic testing revenues of $934,463 were recognized in the six months ended December 31, 1997, an increase of $900,403 over the same six month period of 1996. Genetic testing revenue is comprised of sales of BRACAnalysis(TM) and related diagnostic tests resulting from the Company's discovery of the BRCA1 and BRCA2 breast and ovarian cancer genes. The tests for genetic predisposition to breast and ovarian cancer were launched by the Company in October 1996 with the first commercial test received by the Company in November 1996. Sales and marketing efforts since that time have given rise to the increased revenues in 1997.

Research and development expenses for the six months ended December 31, 1997 increased to $11,206,159 from $9,139,897 for the prior year. This increase was primarily due to an increase in research activities as a result of the Company's collaborations with Novartis, Bayer, and Schering, as well as those programs funded by the Company. The increased level of research spending includes third party research programs, increased depreciation charges related to purchasing additional equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. The Company also made a payment for a milestone achieved by an academic collaborator during the six month period ended December 31, 1997.

Selling, general and administrative expenses for the six months ended December 31, 1997 increased $1,249,589 from the six month period in the prior year. The increase was primarily attributable to costs associated with the ongoing promotion of BRACAnalysis(TM) as well as additional administrative, sales, marketing and education personnel, market research activities, educational material development, and facilities-related costs. The Company expects its general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

Interest income for the first six months of fiscal year 1998 decreased to $1,701,359 from $1,735,277 for the first six months of fiscal year 1997. This decrease was primarily due to less funds being available for investment which funds were spent in the ordinary course of business. The Company has been able to maintain its cash reserves at a relatively constant level as a result of its ongoing collaborative research agreements, entering new collaborative agreements, achieving research milestones, and sales of its genetic tests. As a result, interest income has not changed significantly from the prior year. Interest expense for the six months ended December 31, 1997, amounting to $20,897, was due entirely to borrowings under the Company's equipment financing facility. The gain on sale of fixed assets of $121 in the six months ended December 31, 1997 and loss on sale of fixed assets of $7,992 in the six months ended December 31, 1996 are the result of the sale of out-dated equipment.

Liquidity and Capital Resources

Net cash used in operating activities was $1,762,012 during the quarter ended December 31, 1997 as compared to net cash used of $3,534,907 during the same quarter of the prior fiscal year. Trade receivables were established during 1997 as a result of the Company allowing terms for payment for its BRACAnalysis(TM) breast and ovarian cancer predisposition tests. In the prior year, all tests were prepaid by the customer. Non-trade receivables increased $12,579 between September 30, 1997 and December 31, 1997, primarily as a result of certain patent legal fees which the Company has incurred and which will be reimbursed by one of the Company's collaborative partners. Prepaid expenses increased $115,844 during the quarter ended December 31, 1997. The increase is primarily due to annual insurance payments made at year end for 1998 coverage. Accounts payable and accrued expenses increased between September 30, 1997 and December 31, 1997 as a result of increased accruals for unbilled work provided by the Company's research collaborators. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased $349,230 during the quarter ended December 31, 1997.

The Company's investing activities used cash in the amount of $1,838,018 in the three months ended December 31, 1997 and provided cash of $4,028,024 in the three months ended December 31, 1996. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and marketable investment securities. During the quarter ended December 31, 1997, the Company shifted a portion of its investment in marketable securities from cash and cash equivalents to longer term investments in order to take advantage of more favorable interest rates.

Financing activities provided $161,560 during the quarter ended December 31, 1997. The Company reduced the amount of principal owing on its equipment financing facility by $84,388. This use of cash was more than offset by cash proceeds from the exercise of options and warrants. Financing activities used $77,971 during the quarter ended December 31, 1996 primarily as a result of payments to reduce the principal on its equipment financing facility in the amount of $76,099.

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

The Company anticipates that its existing capital resources, including the net proceeds of its October 1995 initial public offering and interest earned thereon, will be adequate to maintain its current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. The Company's future capital requirements will be substantial and will depend on many factors, including progress of the Company's research and development programs, the results and cost of clinical correlation testing of the Company's genetic tests, the costs of filing, prosecuting and enforcing patent claims, competing technological and market developments, payments received under collaborative agreements, changes in collaborative research relationships, the costs associated with potential commercialization of its gene discoveries, if any, including the development of manufacturing, marketing and sales capabilities, the cost and availability of third-party financing for capital expenditures and administrative and legal expenses. Because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

Impact of the Year 200 Issue

The Company has completed a review of its existing and planned computer software and hardware and has determined that the costs and/or consequences associated with the Year 2000 issue are not expected to have a material effect on the Company's business, operations or future financial results or future financial condition.

Certain Factors That May Affect Future Results of Operations

The Company believes that this report on Form 10-Q contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: intense competition related to the discovery of disease-related genes and the possibility that others may discover, and the Company may not be able to gain rights with respect to, genes important to the establishment and operation of a successful genetic testing business; difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited experience in operating a genetic testing laboratory; the Company's limited marketing and sales experience and the risk that tests which the Company has or may develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company is targeting or expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's services from government, private health care insurers and third-party payors; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties disclosed throughout this Quarterly Report on Form 10-Q.

                          PART II - Other Information


Item 1.   Legal Proceedings.

On November 17, 1997, OncorMed, Inc. ("OncorMed") filed an action in the United States District Court of the District of Columbia alleging infringement by the Company of patent number 5,654,155 entitled "Consensus Sequence of the Human BRCA1 Gene" issued to OncorMed by the U.S. Patent and Trademark Office ("USPTO"). The action is seeking a permanent injunction and unspecified damages. On December 8, 1997, the Company filed an answer and counterclaim.

On December 2, 1997, the Company filed an action against OncorMed in the United States District Court for the District of Utah alleging infringement of patent number 5,693,473 entitled "Linked Breast and Ovarian Cancer Susceptibility Gene" issued to the Company on December 2, 1997 by the USPTO. The action is seeking a preliminary and permanent injunction and unspecified damages. OncorMed has filed an answer and counterclaim.

On January 20, 1998, the Company filed an action against OncorMed in the United States District Court for the District of Utah alleging infringement of patent number 5,709,999 entitled "Linked Breast and Ovarian Cancer Susceptibility Gene" issued to the Company on January 20, 1998 by the USPTO. The action is seeking a preliminary and permanent injunction and unspecified damages. OncorMed has filed an answer and counterclaim.

On January 20, 1998, OncorMed filed an action against the Company in the United States District Court for the District of Columbia alleging incorrect inventorship of patent numbers 5,093,473 and 5,709,999. The action is seeking to correct inventorship and seeks unspecified damages. The Company moved to dismiss the action on February 9, 1998.

The Company believes that it has valid defenses to the OncorMed actions listed above, and all cases are, and will continue to be vigorously defended. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of any of these cases. Management believes, however, that the ultimate outcome of all of these cases should not have a material effect on the Company's financial position.

Item 2.   Changes in Securities.

(c)  Sales of Unregistered Securities
     --------------------------------

During the three months ended December 31, 1997, the Company issued a total of 15,000 shares of Common Stock to an employee of the Company pursuant to the exercise of stock options at a weighted average price of $.028 per share. During the same period, the Company issued a total of 3,559 shares of Common Stock to various holders of warrants issued to Spencer Trask Securities Incorporated, the placement agent for the Company's 1993 private placement of Series A Convertible Preferred Stock, at a weighted average exercise price of $7.00 per share.

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

(d)  Use of Proceeds
     ---------------

The Company filed its initial Form SR with the Securities and Exchange Commission on January 15, 1996 reporting for the period from October 5, 1995 (the effective date of the Company's registration statement for its initial public offering) through January 5, 1996. The Company filed through July 1997 amendments to its Form

SR covering each subsequent six month period on a timely basis. Since November 1997, the Company has included information concerning use of proceeds in its Forms 10-Q, the most recent of which was filed November 14, 1997 for the quarter ended September 30, 1997 ("September 30, 1997 Form 10-Q"). The following schedule reflects as of December 31, 1997 an estimate of the amount of net offering proceeds received by the Company from its initial public offering used for each of the purposes listed below (and reflects only the changes to the information provided by the Company in its September 30, 1997 Form 10-Q).

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
----------------------------------------------------------------------------------------------------------------
Construction of plant, building and facilities                               $1,397,554
----------------------------------------------------------------------------------------------------------------
Purchase and installation of machinery and equipment                        $11,054,027
----------------------------------------------------------------------------------------------------------------
Cash and investments                                                         $7,341,205
----------------------------------------------------------------------------------------------------------------
Genetic discovery research expenses                                          $7,743,876
----------------------------------------------------------------------------------------------------------------
Diagnostic test development and operation expenses                          $13,209,666
----------------------------------------------------------------------------------------------------------------
General and administrative expenses                                          $8,516,864
----------------------------------------------------------------------------------------------------------------

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

On November 13, 1997, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). A quorum of 5,065,996 shares of Common Stock of the Company (of a total 9,265,101 outstanding shares, or approximately 55%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1. To elect three members to the Board of Directors. Nominees for Directors were Michael J. Berendt, Ph.D., Alan J. Main, Ph.D., and Dale A. Stringfellow, Ph.D.

2. To consider and act upon a proposal to amend the Company's 1992 Employee, Director and Consultant Stock Option Plan to increase, from 1,500,000 to 2,000,000, the aggregate number of shares of Common Stock authorized for issuance thereunder.

3. To consider and act upon a proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending June 30, 1998.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:
-----------
                                                    FOR              WITHHELD
                                                    ---              --------

             Michael J. Berendt, Ph.D.           5,052,533             13,463

             Alan J. Main, Ph.D.                 4,965,976            100,020

             Dale A. Stringfellow, Ph.D.         5,052,973             13,023

Peter D. Meldrum and Mark H. Skolnick, Ph.D. continue to serve as Directors for terms which expire in 1998 and Walter Gilbert, Ph.D., Arthur H. Hayes, Jr., M.D. and John J. Horan continue to serve as Directors for terms which expire in 1999 and until their successors are duly elected and qualified.


Proposal 2:
-----------
                 For                   2,182,321
                                       ---------
                 Against                 430,654
                                       ---------
                 Abstain                  14,796
                                       ---------
                 Broker Non-Vote       2,438,225
                                       ---------

Proposal 3:
-----------
                 For                   4,818,127
                                       ---------
                 Against                   9,315
                                       ---------
                 Abstain                 238,554
                                       ---------


Item 5.   Other Information.

None.


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits
     --------

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number      Description
------      -----------

10.1 Amendment and Supplement to Collaborative Research and License Agreement dated November 19, 1997 between Bayer Corporation and the Company. The Company has excluded from this Exhibit 10.1 portions of the Amendment and Supplement to Collaborative Research and License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Amendment and Supplement to Collaborative Research and License Agreement for which confidential treatment has been requested are
            marked "[          ]" and such confidential portions have been filed
            separately with the Securities and Exchange Commission.

10.2 Myriad Genetics, Inc. 1992 Employee, Director and Consultant Stock Option Plan (as amended and restated September 11, 1997, filed as
            Exhibit 10.1 to the Company's Registration Statement on Form S-8, File No. 333-40961, effective November 25, 1997), and incorporated herein by reference.

11.1        Statement Regarding Computation of Net Loss Per Share

27.1        Financial Date Schedule

(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MYRIAD GENETICS, INC.



Date: February 12, 1998             By:     /s/ Peter D. Meldrum
      -----------------             -------------------------------------
                                    Peter D. Meldrum
                                    President and Chief Executive Officer



Date: February 12, 1998                     /s/ Jay M. Moyes
      -----------------             -------------------------------------
                                    Jay M. Moyes
                                    Vice President of Finance
                                    (principal financial and accounting officer)

                             MYRIAD GENETICS, INC.


                                 EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

10.1 Amendment and Supplement to Collaborative Research and License Agreement dated November 19, 1997 between Bayer Corporation and the Company. The Company has excluded from this Exhibit 10.1 portions of the Amendment and Supplement to Collaborative Research and License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Amendment and Supplement to Collaborative Research and License Agreement for which confidential treatment has been requested are
            marked "[          ]" and such confidential portions have been filed
            separately with the Securities and Exchange Commission.

10.2 Myriad Genetics, Inc. 1992 Employee, Director and Consultant Stock Option Plan (as amended and restated September 11, 1997, filed as
            Exhibit 10.1 to the Company's Registration Statement on Form S-8, File No. 333-40961, effective November 25, 1997), and incorporated herein by reference.

11.1        Statement Regarding Computation of Net Loss Per Share

27.1        Financial Data Schedule