Form 10-Q
period 1998-03-31
MYRIAD GENETICS INC
filed 1998-05-12
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                                --------------


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


    As of May 8, 1998, the registrant had 9,324,562 shares of common stock outstanding.

                             MYRIAD GENETICS, INC.


                              INDEX TO FORM 10-Q

                                                                                                 Page
                                                                                                 ----
                         PART I - Financial Information

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheet as of March 31, 1998 and June 30, 1997             3

          Condensed Consolidated Statements of Operations for the three months and nine months
          ended March 31, 1998 and 1997                                                           4

          Condensed Consolidated Statements of Cash Flows for the three months and nine months
          ended March 31, 1998 and 1997                                                           5

          Notes to Condensed Consolidated Financial Statements                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                   7


                          PART II - Other Information

Item 1.   Legal Proceedings                                                                      11

Item 2.   Changes in Securities                                                                  11

Item 3.   Defaults Upon Senior Securities                                                        12

Item 4.   Submission of Matters to a Vote of Security Holders                                    12

Item 5.   Other Information                                                                      12

Item 6.   Exhibits and Reports on Form 8-K                                                       12

SIGNATURE(S)                                                                                     13

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       Mar. 31, 1998
                                                                        (Unaudited)     June 30, 1997
                                                                       --------------   -------------
                                Assets
                                ------
Current assets:
  Cash and cash equivalents                                              $ 13,376,776    $ 15,675,763
  Marketable investment securities                                         16,681,724      31,952,315
  Prepaid expenses                                                            353,133         446,260
  Trade receivables                                                           388,236         183,166
  Non-trade receivables                                                       647,806         294,967
                                                                       --------------   -------------
          Total current assets                                             31,447,675      48,552,471
                                                                       --------------   -------------
Equipment and leasehold improvements:
  Equipment                                                                15,003,617      13,124,937
  Leasehold improvements                                                    2,277,798       2,075,308
                                                                       --------------   -------------
                                                                           17,281,415      15,200,245
  Less accumulated depreciation and amortization                            5,189,181       3,189,724
                                                                       --------------   -------------
          Net equipment and leasehold improvements                         12,092,234      12,010,521

Long-term marketable investment securities                                 25,953,001      15,449,360
Other assets                                                                   50,979          50,979
                                                                       --------------   -------------
                                                                         $ 69,543,889    $ 76,063,331
                                                                       ==============   =============
                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable                                                       $  3,219,036    $  2,559,035
  Accrued liabilities                                                       1,351,280       1,154,254
  Deferred revenue                                                          4,495,381       5,699,427
  Current portion of notes payable                                            217,943         342,796
                                                                       --------------   -------------
          Total current liabilities                                         9,283,640       9,755,512
                                                                       --------------   -------------
Notes payable less current portion                                                  -         128,844
Stockholders' equity
  Common stock, $0.01 par value, 15,000,000 shares authorized; issued and outstanding 9,324,562 shares March 31 1998, 9,222,552 shares
  June 30, 1997                                                                93,246          92,226

  Additional paid-in capital                                               92,005,204      91,605,739
  Fair value adjustment on available-for-sale marketable investment
  securities                                                                   (3,086)          5,382
  Deferred compensation                                                      (979,079)     (1,376,980)
  Accumulated deficit                                                     (30,856,036)    (24,147,392)
                                                                       --------------   -------------
          Net stockholders' equity                                         60,260,249      66,178,975
                                                                       --------------   -------------
                                                                         $ 69,543,889    $ 76,063,331
                                                                       ==============   =============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended                Nine Months Ended
                                               ------------------                -----------------
                                         Mar. 31, 1998   Mar. 31, 1997   Mar. 31, 1998       Mar. 31, 1997
                                          (Unaudited)     (Unaudited)     (Unaudited)         (Unaudited)
                                       ---------------   -------------   -------------     ---------------
Revenues:
  Research revenue                        $  5,122,404    $  2,584,007    $ 15,201,336        $  7,497,528
  Genetic testing revenue                      566,689         157,678       1,501,151             191,738
                                       ---------------   -------------   -------------     ---------------
          Total revenues                     5,689,093       2,741,685      16,702,487           7,689,266
Expenses:
  Research and development expense           5,457,187       4,215,871      16,663,344          13,355,768
  Selling, general and administrative
   expense                                   3,308,826       2,393,108       8,315,482           6,150,175
 Genetic testing cost of revenue               351,154         108,696         892,739             132,979
                                       ---------------   -------------   -------------     ---------------
          Total expenses                     9,117,167       6,717,675      25,871,565          19,638,922
                                       ---------------   -------------   -------------     ---------------
          Operating loss                    (3,428,074)     (3,975,990)     (9,169,078)        (11,949,656)
Other income (expense):
  Interest income                              789,229         787,695       2,490,588           2,522,972
  Interest expense                              (7,045)        (15,690)        (27,942)            (53,081)
  Gain/(loss) on sale of fixed assets           (2,333)        (21,559)         (2,213)            (29,551)
                                       ---------------   -------------   -------------     ---------------
                                               779,851         750,446       2,460,433           2,440,340
                                       ---------------   -------------   -------------     ---------------
          Net loss                         ($2,648,223)    ($3,225,544)    ($6,708,645)        ($9,509,316)
                                       ===============   =============   =============     ===============
Net loss per share (Note 2)                     ($0.28)         ($0.36)         ($0.72)             ($1.08)
                                       ===============   =============   =============     ===============
Weighted average shares outstanding          9,312,542       8,991,088       9,276,604           8,814,534

    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended            Nine Months Ended
                                                           ------------------            -----------------
                                                        Mar. 31,       Mar. 31,       Mar. 31,       Mar. 31,
                                                          1998           1997           1998           1997
                                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                       -----------    -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                             ($2,648,223)   ($3,225,544)   ($6,708,645)   ($9,509,316)
  Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                         831,231        670,310      2,405,172      1,779,490
     Increase in trade receivables                         (76,073)             -       (205,070)             -
     Loss on sale of equipment                               2,333         21,559          2,212         29,551
     Increase in non-trade receivables                    (438,635)      (243,514)      (352,838)      (288,344)
     Decrease (increase) in prepaid expenses               (80,191)      (154,018)        93,127       (401,063)
     Increase (decrease) in accounts payable
          and accrued expenses                             229,409       (771,720)       857,027       (459,713)
     Decrease in deferred revenue                         (580,319)       (55,237)    (1,204,046)       (16,878)
                                                    --------------    -----------    -----------    -----------
          Net cash used in operating activities         (2,760,468)    (3,758,164)    (5,113,061)    (8,866,273)
                                                    --------------    -----------    -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                    (650,739)    (1,395,244)    (2,092,604)    (3,956,108)
  Proceeds from sale of equipment                              505         14,750          1,406         22,250
  Net change in marketable investment securities          (163,357)     6,268,436      4,758,483     16,080,153
                                                    --------------    -----------    -----------    -----------
          Net cash provided by (used in) investing
          activities                                      (813,591)     4,887,942      2,667,285     12,146,295
                                                    --------------    -----------    -----------    -----------
Cash flows from financing activities:
  Net payments of notes payable                            (86,793)       (78,148)      (253,697)      (228,433)
  Net proceeds from issuance of common stock                28,871        407,062        400,486        431,149
                                                    --------------    -----------    -----------    -----------
          Net cash provided by (used in) financing
          activities                                       (57,922)       328,914        146,789        202,716
                                                    --------------    -----------    -----------    -----------
Net increase (decrease) in cash and cash
equivalents                                             (3,631,981)     1,458,692     (2,298,987)     3,482,738
Cash and cash equivalents at beginning of period        17,008,757     15,259,726     15,675,763     13,235,680
                                                    --------------    -----------    -----------    -----------
Cash and cash equivalents at end of period            $ 13,376,776    $16,718,418    $13,376,776    $ 16,718,418
                                                    ==============    ===========    ===========    ============



    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)       Basis of Presentation
          ---------------------

          The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. Operating results for the three and nine month periods ended March 31, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

(2)       Earnings per Share
          ------------------

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 became effective for the consolidated financial statements for interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for all quarters ended after December 31, 1997.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a genetic testing laboratory, and supporting collaborative research agreements. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements and sales of genetic tests. The Company has been unprofitable since its inception and, for the quarter ended March 31, 1998, the Company had a net loss of $2,648,223 and as of March 31, 1998 had an accumulated deficit of $30,856,036.

In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis Corporation ("Novartis"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments of up to $60,000,000. In March 1998, the Company and Novartis discovered the CHD1 gene, a novel gene that may play an important role in cardiovascular disease. The gene discovery represents a significant milestone in the Novartis-Myriad research collaboration and triggered a $500,000 milestone payment from Novartis to the Company. The Company is entitled to receive royalties from sales of therapeutic products sold by Novartis. The Company recognized $2,295,861 in revenue under this agreement for the quarter ended March 31, 1998.

In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments of up to $71,000,000. In November 1997, the Company announced an expansion of its collaborative research and development arrangement with Bayer. The expanded collaboration provides the Company with additional research funding and potential milestone payments of up to $54,000,000 or a total potential of up to $125,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer. The Company recognized $1,576,543 in revenue under this agreement for the quarter ended March 31, 1998.

In October 1996, the Company announced the introduction of BRACAnalysis(TM), a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc., began accepting testing samples on a commercial basis on October 30, 1996. Genetic testing revenues of $566,689 were recognized for the quarter ended March 31, 1998.

In April 1997, the Company commenced a three-year collaborative research and development arrangement with Schering Corporation ("Schering"). The three-year term may be extended for two additional one-year periods. This collaboration provides the Company with an equity investment, license fees, research funding and potential milestone payments totalling up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Schering. The Company recognized $1,250,000 in revenue under this agreement for the quarter ended March 31, 1998.

In October 1997, the Company announced that Schering has licensed the therapeutic rights to the MMAC1 gene. The MMAC1 gene has been associated with advanced cancers of the brain, prostate, breast, kidney, and skin. During the quarter ended March 31, 1998, the Company demonstrated the tumor-suppressor activity of the MMAC1 gene, which triggered an additional $500,000 milestone from Schering to the Company. To-date, the Company has recognized milestones totalling $2,500,000 from Schering associated with the MMAC1 gene. The Company may receive additional drug development milestone payments and royalties on therapeutic products based on the MMAC1 gene and its pathway. Myriad has retained the rights to the molecular diagnostic potential of the MMAC1 gene.

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

Additionally, in January 1998 the Company announced the successful use of its ProNet(TM) protein interaction technology in discovering three new genes. The MMSC1 gene appears to interact directly with the MMAC1 brain and prostate cancer gene. The CtIP gene was linked to the pathway of the BRCA1 breast and ovarian cancer gene, and the MKK3 gene acts as a tumor suppressor in lung cancer. These genes are believed by the Company to provide new avenues for developing cancer therapies.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Research revenues for the quarter ended March 31, 1998 increased $2,538,397 from the same quarter of 1997. The increase was attributable primarily to the achievement of certain research milestones and the Company's new and expanded corporate research collaboration agreements. During the quarter ended March 31, 1998, the Company recognized $1,000,000 in research milestones consisting of $500,000 from Novartis and $500,000 from Schering. During the same period, the Company recognized $750,000 in research funding from Schering under an agreement initiated in April 1997. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

Genetic testing revenues of $566,689 were recognized in the quarter ended March 31, 1998, an increase of $409,111 over the same quarter of 1997. Genetic testing revenue is comprised of sales of diagnostic tests resulting from the Company's discovery of the BRCA1 and BRCA2 breast and ovarian cancer genes. The tests for genetic predisposition to breast and ovarian cancer were launched by the Company in October 1996 with the first commercial test received in November 1996. Sales and marketing efforts since that time have given rise to the increased revenues in the quarter ended March 31, 1998.

Research and development expenses for the quarter ended March 31, 1998 increased to $5,457,187 from $4,215,871 for the same quarter of 1997. This increase was primarily due to an increase in research activities as a result of progress in the Company's collaborations with Novartis, Bayer and Schering as well as those programs funded by the Company. The increased level of research spending includes third party research programs, increased depreciation charges related to purchasing of additional research equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. The Company also incurred expenses related to milestones achieved by its academic collaborators. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

Selling, general and administrative expenses for the quarter ended March 31, 1998 increased $915,718 from the same quarter of 1997. The increase was primarily attributable to costs associated with the ongoing promotion of BRACAnalysis(TM), including the expansion of the Company's internal sales staff from 8 to 23 employees. The increase is also a result of additional administrative, marketing and education personnel, market research activities, educational material development, and facilities-related costs. The Company expects its selling, general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

Interest income for the quarter ended March 31, 1998 increased to $789,229 from $787,695 or 0.2% for the same quarter of 1997. The Company has been able to maintain its cash reserves at a relatively constant level as a result of its ongoing collaborative research agreements, entering new collaborative agreements, achieving research milestones, and sales of its genetic tests. As a result, interest income has not changed significantly from the prior year. Interest expense for the quarter ended March 31, 1998, amounting to $7,045, was due entirely to borrowings under the

Company's equipment financing facility.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

Research revenues increased to $15,201,336 in the first nine months of fiscal year 1998 from $7,497,528 in the first nine months of fiscal year 1997. The increase was attributable primarily to the achievement of certain research milestones and the Company's new and expanded corporate research collaboration agreements. During the nine months ended March 31, 1998, the Company recognized $3,000,000 in research milestones consisting of $500,000 from Novartis and $2,500,000 from Schering. During the same period, the Company recognized $2,250,000 in research funding from Schering under an agreement initiated in April 1997, and $950,000 in research funding from the November 1997 Bayer project expansion.

Genetic testing revenues of $1,501,151 were recognized in the nine months ended March 31, 1998, an increase of $1,309,413 over the same nine month period of 1997. Genetic testing revenue is comprised of sales of diagnostic tests resulting from the Company's discovery of the BRCA1 and BRCA2 breast and ovarian cancer genes. The tests for genetic predisposition to breast and ovarian cancer were launched by the Company in October 1996 with the first commercial test received in November 1996. Sales and marketing efforts since that time have given rise to the increased revenues in the nine months ended March 31, 1998.

Research and development expenses for the nine months ended March 31, 1998 increased to $16,663,344 from $13,355,768 for the prior year. This increase was primarily due to an increase in research activities as a result of the Company's collaborations with Novartis, Bayer, and Schering, as well as those programs funded by the Company. The increased level of research spending includes third party research programs, increased depreciation charges related to purchasing additional research equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. The Company also incurred expenses related to milestone payments achieved by an academic collaborator during the nine months ended March 31, 1998.

Selling, general and administrative expenses for the nine months ended March 31, 1998 increased by $2,165,307 from the nine month period in the prior year. The increase was primarily attributable to costs associated with the ongoing promotion of BRACAnalysis(TM) as well as additional administrative, sales, marketing and education personnel, market research activities, educational material development, and facilities-related costs. The Company expects its selling, general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

Interest income for the first nine months of fiscal year 1998 decreased to $2,490,588 from $2,522,972 for the first nine months of fiscal year 1997. This decrease was primarily due to less funds being available for investment which funds were spent in the ordinary course of business. The Company has been able to maintain its cash reserves at a relatively constant level as a result of its ongoing collaborative research agreements, entering new collaborative agreements, achieving research milestones, and sales of its genetic tests. As a result, interest income has not changed significantly from the prior year. Interest expense for the nine months ended March 31, 1998, amounting to $27,942, was due entirely to borrowings under the Company's equipment financing facility. The loss on sale of fixed assets of $2,213 in the nine months ended March 31, 1998 and $29,551 in the nine months ended March 31, 1997 is the result of the sale of out-dated equipment.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,760,468 during the quarter ended March 31, 1998 as compared to net cash used in operating activities of $3,758,164 during the same quarter of the prior year. Trade receivables were established during fiscal year 1998 as a result of the Company allowing terms for payment for its BRACAnalysis(TM) breast and ovarian cancer predisposition tests. In the prior fiscal year, a majority of tests were prepaid by the customer. Non-trade receivables increased $438,635 between December 31, 1997 and March 31, 1998, primarily as a result of milestone payments due from the Company's collaborative partners. Prepaid expenses increased $80,191 during the quarter ended March 31, 1998. The increase is primarily the result of royalties paid by the Company in advance in order to secure a more favorable royalty rate. Accounts payable and accrued expenses increased between December 31, 1997 and March 31, 1998 as a result of increased accruals for unbilled work provided by the Company's research collaborators. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased $580,319 during the quarter ended March 31, 1998.

The Company's investing activities used cash of $813,591 in the three months ended March 31, 1998 and provided cash of $4,887,942 in the three months ended March 31, 1997. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and marketable investment securities. During the quarter ended March 31, 1998, the Company shifted a portion of its investment in marketable securities from cash and cash equivalents to longer term investments in order to take advantage of more favorable interest rates.

Financing activities used $57,922 during the quarter ended March 31, 1998. The Company reduced the amount of principal owing on its equipment financing facility by $86,793. Payments on the financing facility were offset by proceeds of $28,871 from the exercise of options and warrants during the period. Financing activities provided $328,914 during the quarter ended March 31, 1997. During the quarter ended March 31, 1997, proceeds received by the Company of $407,062 from the exercise of options and warrants were offset by payments by the Company of $78,148 to reduce principal owing on its equipment financing facility.

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

IMPACT OF THE YEAR 2000 ISSUE

The Company has completed a review of its existing and planned computer software and hardware and has determined that the costs and/or consequences associated with the Year 2000 issue are not expected to have a material effect on the Company's business, operations or future financial condition.

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

On December 2, 1997, the Company filed an action against OncorMed in the United States District Court for the District of Utah alleging infringement of patent number 5,693,473 entitled "Linked Breast and Ovarian Cancer Susceptibility Gene" issued to the Company on December 2, 1997 by the USPTO. The action is seeking a preliminary and permanent injunction and unspecified damages. On December 29, 1997, OncorMed filed an answer and counterclaim.

On January 20, 1998, the Company filed an action against OncorMed in the United States District Court for the District of Utah alleging infringement of patent number 5,709,999 entitled "Linked Breast and Ovarian Cancer Susceptibility Gene" issued to the Company on January 20, 1998 by the USPTO. The action is seeking a preliminary and permanent injunction and unspecified damages. On February 10, 1998, OncorMed filed an answer and counterclaim.

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

ITEM 2.   CHANGES IN SECURITIES.

(c)  Sales of Unregistered Securities
     --------------------------------

During the three months ended March 31, 1998, the Company issued a total of 3,371 shares of Common Stock to consultants of the Company pursuant to the exercise of stock options at a weighted average exercise price of $3.50 per share. During the same period, the Company issued a total of 19,934 shares of Common Stock to various holders of warrants issued to Spencer Trask Securities Incorporated, the placement agent for the Company's 1993 private placement of Series A Convertible Preferred Stock, at a weighted average exercise price of $7.00 per share.

No person acted as an underwriter with respect to the transactions set forth above. In each of the foregoing instances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") or Rule 701 promulgated under the Securities Act for the exemption from the registration requirements of the Securities Act, since no public offerings were involved.

(d)  Use of Proceeds
     ---------------

The Company filed its initial Form SR with the Securities and Exchange Commission on January 15, 1996 reporting for the period from October 5, 1995 (the effective date of the Company's registration statement for its initial public offering) through January 5, 1996. The Company filed through July 1997 amendments to its Form SR covering each subsequent six month period on a timely basis. Since November 1997, the Company has included information concerning use of proceeds in its Forms 10-Q, the most recent of which was filed February 13, 1998 for the quarter ended December 31, 1997 ("December 31, 1997 Form 10-Q"). The following schedule reflects as of March 31, 1998 an estimate of the amount of net offering proceeds received by the Company from its initial public offering used for each of the purposes listed below (and reflects only the changes to the information provided by the Company in its December 31, 1997 Form 10-Q).

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
------------------------------------------------------------------------------------------------------------------
Construction of plant, building and facilities                     $ 1,429,926
------------------------------------------------------------------------------------------------------------------
Purchase and installation of machinery and equipment               $11,663,072
------------------------------------------------------------------------------------------------------------------
Cash and investments                                               $ 2,127,339
------------------------------------------------------------------------------------------------------------------
Genetic discovery research expenses                                $ 8,610,089
------------------------------------------------------------------------------------------------------------------
Diagnostic test development and operation expenses                 $15,580,994
------------------------------------------------------------------------------------------------------------------
General and administrative expenses                                $ 9,751,772
------------------------------------------------------------------------------------------------------------------


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

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MYRIAD GENETICS, INC.



Date: May 12, 1998                         By: /s/ Peter D. Meldrum
                                              ----------------------------------
                                           Peter D. Meldrum
                                           President and Chief Executive Officer



Date: May 12, 1998                             /s/ Jay M. Moyes
                                           -------------------------------------
                                           Jay M. Moyes
                                           Vice President of Finance and Chief
                                           Financial Officer
                                           (principal financial and accounting
                                           officer)

                             MYRIAD GENETICS, INC.


                                 EXHIBIT INDEX



Exhibit
Number              Description
------              -----------

11.1                Statement Regarding Computation of
                    Net Loss Per Share

27.1                Financial Data Schedule