Form 10-K
period 1998-06-30
MYRIAD GENETICS INC
filed 1998-09-24
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from        to

                       Commission file number:  0-26642
                                                -------

                             MYRIAD GENETICS, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                      87-0494517
           ----------                                    ------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

   320 WAKARA WAY, SALT LAKE CITY, UT                       84108
----------------------------------------                 ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on August 28, 1998 was $69,331,624, based on the last sale price as reported by The Nasdaq Stock Market.

     As of September 14, 1998 the registrant had 9,345,535 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 1998.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Myriad Genetics, Inc. (''Myriad'' or the ''Company'') is a leader in the discovery of major common human disease genes and their related pathways. The Company utilizes analyses of extensive family histories and genetic material, as well as a number of proprietary technologies, to identify inherited gene mutations which increase the risk to individuals of developing these diseases. The Company has also developed ProNet(TM), a proprietary high-throughput assay to identify protein-protein interactions. The Company believes that the application of these technologies may provide new insights into protein function and cellular organization which may lead to the identification of novel therapeutic targets. The discovery of disease-predisposing genes and their biochemical pathways provides the Company with three significant commercial opportunities: (i) the development and marketing of genetic testing and information services, such as its BRACAnalysis(TM) test and its recently launched CardiaRisk(TM) test, for the identification of individuals who are genetically predisposed to developing a particular disease, (ii) the marketing of subscriptions to the ProNet(TM) database of protein interactions, and (iii) the development of therapeutic products for the treatment and prevention of major diseases associated with these genes and their biochemical pathways. The Company intends to pursue the development of therapeutic products either in conjunction with its strategic partners such as Schering Corporation ("Schering"), Novartis Corporation ("Novartis"), Bayer Corporation ("Bayer") and Eli Lilly and Company ("Lilly"), or independently.

     During its history beginning in 1991, the Company has discovered and sequenced, with its academic collaborators, the following major genes: BRCA1, BRCA2, CHD1, MMAC1, MMSC1, MMSC2, CtIP, p16, p19, and MTS2. In addition, the Company has located a number of genes that interact in the biochemical pathways of its gene discoveries and discovered the chromosomal location of additional genes involved in heart disease, asthma, cancer, osteoporosis and obesity.

     Myriad has achieved the following major milestones during the fiscal year ended June 30, 1998:

  . Expanded its strategic alliance with Bayer to add the discovery of genes related to central nervous system disorders. The expanded agreement also provides Bayer access to the Company's ProNet(TM) technology. Under this agreement, the Company may receive up to $54 million in research funding and milestone payments, as well as royalties on the sale of future therapeutic products.

  . Discovered, with its academic collaborators, the CHD1 gene. This gene is associated with cardiovascular disease.

  . Discovered, through the use of the Company's ProNet(TM) protein interaction technology, the MMSC1, MMSC2, and CtIP genes and the anti-tumor genesis properties of the MKK3 and MKK4 genes. These genes are associated with brain and prostate cancer and breast and ovarian cancer, respectively.

  . Launched its second commercial genetic predisposition test, CardiaRisk(TM), to help determine the risk of cardiovascular disease in hypertensive patients and their responsiveness to life style and drug therapy.

  . Earned and received milestone payments of $3,000,000 as a result of discoveries made with Schering and Novartis.

  . Was awarded eight patents from the U.S. Patent and Trademark Office ("USPTO") covering a variety of discoveries including major disease genes, diagnostic tests, and gene discovery technologies.

     The Company has begun commercialization of its gene discoveries by providing genetic tests for individuals to determine whether or not they have inherited genetic mutations which may increase their risk for specific diseases. On October 30, 1996, Myriad introduced BRACAnalysis(TM), an important genetic test for women who have been diagnosed with breast or ovarian cancer and women who are at risk for hereditary breast and ovarian cancer. The Company believes that BRACAnalysis(TM) was the first and is currently the only comprehensive BRCA1 and BRCA2 sequence analysis for susceptibility to breast and ovarian cancer. Women who may benefit from BRACAnalysis(TM) include: women with a diagnosis of breast or ovarian cancer, especially premenopausal breast cancer; women with a family history of breast or ovarian cancer, and women with a blood relative who is known to have a mutation in BRCA1 or BRCA2.

     On January 28, 1998, the Company announced the introduction of its second genetic test, CardiaRisk(TM). The Company believes that the test, which identifies a mutation in the Angiotensinogen gene ("AGT"), will assist physicians both in identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease, and identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy.

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

     In order to accelerate its gene discovery and therapeutic target identification programs, the Company employs three synergistic sets of technologies: (i) the genetic analysis of large Utah families performed by the Company's scientists and collaborators; (ii) the Company's advanced, proprietary bioinformatic gene mapping, sequencing, and cloning technologies; and (iii) the Company's advanced protein interaction and functional genomics technologies. The Company's collaborators at the University of Utah and IHC Health Services, Inc. ("IHC") have extensively studied large, multi-generational Utah families with histories of high rates of certain diseases. The clinical information from these studies, together with genetic analysis of the more than 40,000 DNA samples collected from family members, provides the Company with an unparalleled opportunity for accelerating several critical steps of the gene discovery process. The Company uses proprietary mapping and DNA sequencing technologies to identify a narrow chromosomal region, to isolate candidate gene sequences and, ultimately, to identify the actual DNA sequence comprising the disease-predisposing gene. Once an important disease-predisposing gene has been identified, the Company uses advanced protein interaction technologies to identify genes that are upstream and downstream in the biochemical pathways from the gene discovered in order to understand the biochemical pathways involved in the disease process. This enables Myriad and its corporate partners to select promising points of therapeutic intervention along the biochemical pathway.

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

     Myriad has developed proprietary high-speed DNA sequencing technologies that enable the Company to efficiently and rapidly obtain sequences from the chromosomal region and sequence the entire gene once it has been identified. Following the identification of the disease-related gene, the Company uses protein interaction technologies to identify other related genes that may yield additional diagnostic or therapeutic opportunities. Myriad identifies genes that interact with the disease-predisposing gene in order to understand the biochemical pathway associated with the disease. The success of the Company's approach is demonstrated by its discovery and complete sequencing of a number of major genes and the identification of numerous genes along their biochemical pathways.

     All stages of the gene discovery process generate a vast amount of information. Accordingly, the Company has designed a proprietary bioinformatics system which provides significant analytical and data management capabilities which are integral to genetic and molecular analysis. The system is based on integrated, protocol-driven database management software which is utilized to track experiments and collect the data generated. The system incorporates data on DNA samples, genetic markers, maps, DNA clones and DNA sequences which are generated during the gene discovery process. Further, the system directs the genetic analysis, fine structure mapping, generation of candidate genes and mutation screening. It allows the automation of labor intensive steps in the analysis of DNA sequences, and incorporates Myriad's expert system for detecting coding regions in random DNA sequences. Proprietary software methods have also been developed by scientists at the Company which significantly accelerate mutation screening.

     The discovery of disease-causing genes leads directly to two important commercial opportunities for the Company: (i) genetic testing products and services such as BRACAnalysis(TM) and CardiaRisk(TM), and (ii) therapeutic products for treatment or prevention of disease.

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

     To efficiently identify common disease-predisposing genes, the Company has entered into several exclusive research collaborations. In the field of cancer, the Company is currently working with researchers at the University of Utah's Center for Cancer Genetic Epidemiology whose analysis of familial cancers contributed significantly to the understanding of the hereditary nature of most types of cancer. These researchers have collected over 25,000 DNA samples from extended families with breast cancer, ovarian cancer, colon cancer, prostate cancer, lung cancer, bladder cancer, brain cancer, leukemia, lymphoma, and melanoma. In the cardiovascular and obesity fields, the Company is currently working with researchers at the University of Utah's Cardiovascular Genetics Research Clinic, which has an extensive collection of data from extended families with cardiovascular disease and obesity, with over 10,000 DNA samples collected to date. The Company is working with researchers at IHC which manages 40 hospitals and clinics in the intermountain west. Research with IHC collaborators currently involves the study of families with asthma, osteoporosis, or certain central nervous system disorders. Over 5,000 DNA samples have been collected to date.

     Analyzing DNA from Family Members.   The DNA from selected members of each
extended family is analyzed with a large set of genetic markers, enabling researchers to identify which chromosomal segment is associated with disease in a family. The family members' DNA sample preparations are quality controlled, and then placed on a robotic work station which prepares thousands of polymerase chain reaction ("PCR") amplifications of the genetic markers and, after amplification, combines the reaction products so that all of the genetic markers for a complete genomic search can be analyzed on automated sequencers. For example, all of the genetic markers for ten family members in an extended family can be gathered in a single day, often creating enough information to begin mapping the underlying gene to a specific chromosomal region.

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

     Identifying the Disease-Predisposing Gene and Characterizing Mutations. The Company uses high-speed gene sequencing to screen all genes in the narrowed region to identify mutations that are present in the DNA sequences of diseased individuals and are absent in the DNA sequences of unaffected individuals. To find the set of candidate genes in the chromosomal region, the Company uses two proprietary approaches developed by Myriad scientists, a DNA sequencing methodology in conjunction with gene detection software, and a high throughput method for identifying expressed sequences. Gene fragments identified in this manner are extended to include the entire gene sequence by the Company's ''directed hybrid selection'' technology. The disease-related gene is identified by detecting sequence variants using automated sequencing and Myriad's proprietary sequence analysis software. This automatic detection system greatly increases the speed at which genes can be screened for disease-predisposing mutations.

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

CANCER

     Scientists and physicians understand that cancer and other common disorders have a strong hereditary component. These diseases involve genetic changes that affect millions of individuals. Individuals genetically predisposed to cancer have a disease-related mutation in one of the two copies of a gene they inherit from their parents. Thus, one step that can lead to cancer has already occurred in every cell of that individual.

     BRCA1 Breast and Ovarian Cancer Gene.   The Company and its collaborators
reported the discovery of the BRCA1 breast and ovarian cancer predisposing gene in the October 7, 1994 issue of the journal Science. In 1998, it is estimated that approximately 179,000 women in the United States will be diagnosed with breast cancer and an additional 25,000 women will be diagnosed with ovarian cancer. During the same period, an estimated 44,000 women will die from breast cancer (the second highest cancer mortality rate among women) and an estimated 15,000 women will die of ovarian cancer. BRCA1 appears to be responsible for approximately half of the early onset hereditary breast cancer cases in an international study of breast cancer conducted by the Breast Cancer Linkage Consortium. Hereditary breast cancer is believed to account for approximately 10% of all cases of breast cancer. A study of women in the United States published in the American Journal of Human Genetics indicates that a woman with a BRCA1 mutation has an 86% risk of developing breast cancer by age 80 as compared to a general population risk of 10%. Additionally, according to a recent study published in Lancet, the risk to a woman with a BRCA1 mutation of developing ovarian cancer by age 70 is approximately 44%, compared to a general population risk of approximately 1%.

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

     MMAC1 Mutated Multiple Advanced Cancer Gene. In January 1997, the Company announced the identification of a major gene responsible for glioma, a form of brain cancer that is a leading killer of children with cancer. In March 1997, the Company further announced that the identified gene was found to be associated with other advanced cancers of the prostate, breast, kidney, and skin. MMAC1 was located through a collaborative effort by scientists at the Company and the University of Texas M.D. Anderson Cancer Center. It is anticipated that the location of MMAC1 will accelerate development of new diagnostic and therapeutic approaches to brain, prostate, breast, kidney, and skin cancers. There can be no assurance, however, that the identification of this gene will lead to the development of diagnostic tests or therapeutic products.

     MMSC1 Scaffold Gene. In January 1998, the Company announced the discovery of MMSC1, a gene which appears to interact directly with the MMAC1 brain and prostate cancer gene. MMSC1 is expected to provide a superior target for possible small molecule therapeutic intervention. There can be no assurance, however, that the identification of this gene will lead to the development of therapeutic products. Analysis of the MMSC1 gene and its biological pathway is in progress through the Myriad/Schering collaboration.

     p16 Tumor Suppressor Gene.   The Company's first major discovery was the
involvement of the p16 gene in the formation of many types of cancer including melanoma, lymphoma, leukemia and cancers of the lung, breast, brain, bone, bladder, kidney and ovary. The role of p16 as a tumor suppressor was discovered by Myriad and was reported in the April 15, 1994 issue of the journal Science. When p16 is mutated, its function as a molecular brake during a key step in the cell division process is lost and uncontrollable cell growth may take place. Myriad has shown that p16 is deleted or mutated in approximately half of all tumor cell lines tested. Because p16 is one of the most commonly mutated or deleted tumor suppressor genes discovered to date, Myriad believes that it is a promising candidate for the development of new anti-cancer therapies. The p16 gene may also have value in monitoring disease progression.

     Myriad also discovered that abnormal p16 genes can be inherited and predispose individuals to melanoma. The Company's discovery of the p16 predisposition to melanoma was reported in the September 1994 issue of the journal Nature Genetics. Melanoma is lethal in 86% of cases where it has metastasized (spread to another site in the body). However, when melanoma is diagnosed at an early stage, less than 10% of patients die within 5 years. Since the early 1970's, the incidence of melanoma has increased at about 4% per year and melanoma has become one of the fastest growing cancers in the United States. In 1998 it is estimated that approximately 42,000 Americans will be diagnosed with melanoma. The Company believes that approximately 10% of melanoma cases are hereditary. The Company and its collaborators have substantial expertise in the genetic analysis of melanoma and have begun to identify important disease-predisposing p16 mutations.

     MTS2 and p19 Cell Cycle Genes.   Myriad scientists located p16 on a narrow
region of chromosome 9. Further analysis of this region yielded two other novel genes involved in cell growth and cell cycle control, MTS2 and p19. Although other researchers sequenced a portion of MTS2, the Company discovered that MTS2's expression levels increased during DNA replication and cell division. Myriad also discovered MTS2's potential involvement in cancer and is investigating its specific potential role in several types of cancer. Myriad's discovery of the p19 gene has led to a new area of research in cell division and its possible role in the regulation of another important tumor suppressor gene, p53.

     Other Cancer Genes.   The Company also has active research programs to
identify additional genes believed to be implicated in cancer. Studies by the Company and its collaborators are focused on major cancer sites including prostate cancer, colorectal cancer, lung cancer, brain cancer, leukemia and lymphoma, all of which have a strong hereditary component.

CARDIOVASCULAR DISEASES

     Scientists recognize that cardiovascular diseases represent a group of related disorders that are highly familial and result from both genetic and environmental risk factors. Genetic predisposition to cardiovascular diseases involves a number of familial risk factors including, among others, abnormal levels of triglycerides (fats used for storage and energy), cholesterol, angiotensinogen (a protein involved in the regulation of salt and water retention), and homocysteine (an amino acid involved in blood coagulation), all of which may interact with environmental risk factors, such as the level of physical activity, stress, smoking and diet.

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

     CHD1 Heart Disease Gene. Heart disease is the leading cause of death in the United States and is believed to have a significant genetic component. Approximately 1.5 million acute myocardial infarctions (heart attacks) result in 800,000 hospitalizations and more than 500,000 deaths each year in the United
States.    In March 1998, Myriad and Novartis announced the discovery of a novel gene that is believed to play an important role in cardiovascular disease. The gene, named CHD1 for Coronary Heart Disease 1, encodes a novel protein that may lead to a new class of therapies for cardiovascular disease. The Company has filed U.S. Patent applications, jointly prepared with Novartis, on the CHD1 gene and its protein as well as its use in diagnostic and therapeutic applications. The Company believes that a genetic test for familial cardiovascular disease would be of value to predisposed individuals, who could benefit from regular monitoring.

OTHER MAJOR DISEASES

     HOB1 and HOB2 Human Obesity Genes. There are approximately 34 million adult Americans who are classified as obese. The mechanisms of fat storage and energy balance have a substantial hereditary component. The Company believes that a gene or combination of genes is likely to be responsible for a significant percentage of obesity. It has not been established that the human counterparts of the rare obesity genes recently discovered in mice play a significant role in common human obesity. Myriad believes that its collaborator's collection of DNA from members of extended families with obesity give it a competitive advantage in the search for human obesity genes. Myriad's scientists have determined the chromosomal locations of two significant obesity genes, HOB1 and HOB2. The Company believes that the HOB1 and HOB2 genes are important in human obesity and may be responsible for a majority of hereditary obesity.

     OS1 Osteoporosis Gene.   Osteoporosis is a disorder of decreasing bone mass
affecting approximately one quarter of women over age 60, nearly half of all women over 75, and approximately 25 million individuals in the United States. Osteoporosis is the most significant underlying cause of skeletal fractures among late middle-aged and elderly women. Early detection of a predisposition to osteoporosis is important because nutritional and therapeutic intervention can delay the onset and reduce the severity of the disease. Myriad had determined the chromosomal location of a significant gene involved in osteoporosis, OS1. The Company believes that the OS1 gene plays an important role in the pathogenesis of osteoporosis.

     ASM1 Asthma Gene. It is estimated that between 10 and 15 million people in the United States have asthma and there is strong evidence supporting the existence of a genetic component to asthma. Deaths from severe asthma attacks have been increasing in the United States and now number approximately 6,000 per year. Detailed case reviews suggest that many deaths from asthma could have been prevented by earlier and more intensive medical care. There is currently no laboratory test which can establish a diagnosis of asthma. Myriad and its collaborators have begun systematic collection of data from asthma families with a history of asthma and have determined the location of a significant gene involved in asthma, ASM1, and have narrowed the ASM1 gene to a small region of the chromosome.

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

MYRIAD'S PRODUCT DEVELOPMENT PROGRAMS

     The Company has identified three commercial opportunities arising from the discovery of genes which predispose individuals to common diseases: (i) the development and marketing of genetic testing and information services for the identification of individuals who are genetically predisposed to developing a particular disease, such as its BRACAnalysis(TM) test and its recently launched CardiaRisk(TM) test, (ii) the marketing of subscriptions to the

ProNet(TM) database of protein interactions, and (iii) the development of therapeutic products for the treatment and prevention of major diseases. The Company intends to pursue the development of therapeutic products either in collaboration with its corporate partners or independently.

BRACANALYSIS(TM) GENETIC PREDISPOSITION TEST

     On October 30, 1996, the Company, through Myriad Labs, introduced BRACAnalysis(TM), a comprehensive BRCA1 and BRCA2 sequence analysis for susceptibility to breast and ovarian cancer. BRACAnalysis(TM) provides women and their family members who are at risk for hereditary breast and ovarian cancer with important information that the Company believes will help them and their physicians make better informed lifestyle, dietary, surveillance and treatment decisions.

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

CARDIARISK(TM) GENETIC PREDISPOSITION TEST

     On January 20, 1998, the Company introduced CardiaRisk(TM). This test, like BRACAnalysis(TM), has been fully automated and is performed by Myriad Labs using DNA extracted from a patient's blood sample. There are approximately 50 million hypertensive patients in the United States. Therapy for these patients includes the use of a low-salt diet, other dietary regimens, and numerous drug therapies, including ACE inhibitors, to control the blood pressure. Although a low salt diet is frequently recommended for hypertensive patients, either alone or in combination with drug therapy, only an estimated 20% of patients actually receive any benefit from a special low salt diet. Moreover, patients often have difficulty complying with the low salt diet due to the expense and inconvenience of preparing special meals.

     CardiaRisk(TM) identifies patients who have a greater risk of myocardial infarction (heart attack) and coronary disease by determining the presence of a genetic variation of the AGT gene. In a study published in the June 24, 1995 issue of Lancet of 422 patients with documented coronary heart disease, those with two copies of the variant AGT gene had a 2.6 times greater risk of coronary heart disease and a 3.4 fold greater risk of myocardial infarction than those individuals with one or no copies of the variant. Results of a recent study of 1,509 patients by the National Institutes of Health showed that of all patients placed on a low salt diet, only patients with the AGT mutation achieved a significant reduction in blood pressure over the three year course of the study. Hypertensive patients in this study with the variant form of the AGT gene were also found to be 42% more likely to progress beyond borderline hypertensive blood pressure levels, and their hypertension is more likely to occur earlier in life and become more severe. Additional clinical studies have shown that individuals with both copies of the variant form of the AGT gene have experienced greater reduction in blood pressure with ACE inhibitor therapy versus individuals with normal copies of the AGT gene.

     The Company maintains a sales force with regional responsibilities for sales, promotion and education of physicians nationwide. The Company currently employs a sales force of 33 individuals and expects to significantly expand its sales force over the next three years. Marketing and educational efforts initially have been directed to comprehensive cancer centers, community cancer centers, oncologists and managed care organizations as primary customers for BRACAnalysis(TM) and CardiaRisk(TM). Myriad also conducts educational symposiums for physicians in conjunction with the major medical conferences across the country. The Company has distributed over 100,000 educational packets to physicians, health care providers and genetic counselors. The Company believes that broad market acceptance can be achieved only with substantial education about the benefits and limitations of BRACAnalysis(TM)and CardiaRisk(TM), as well as efforts to resolve concerns about their appropriate and ethical use.

     There can be no assurance that these tests or other similar tests developed by the Company in the future will achieve overall market acceptance. The degree of market acceptance will depend on a number of factors, including the availability of third-party reimbursement and demonstration to the medical community of the value, efficacy and cost-effectiveness of the tests to patients, payors and health care providers.

PRONET(TM) DATABASE

     ProNet(TM) is a proprietary database of human proteins, the proteins they interact with and their biochemical pathways. Each protein and its interacting partners form a network, which reads like a map positioning the protein in the disease pathway and tracing the protein's role in that pathway. The Company believes that since virtually all cellular processes are controlled by proteins, including important disease processes, knowledge of how proteins interact can be extremely valuable in the identification of drug targets for novel therapeutic development.

     Myriad's proprietary automation and sequencing capabilities developed for the Company's positional cloning and diagnostic efforts have been applied to the search process to allow high throughput processing of protein interactions. As Myriad's efforts to identify protein interactions progresses, the Company's elucidation of an ever increasing fraction of these interactions may enable researchers to identify functional complexes and trace pathways that are involved in disease progression. The Company believes that ProNet(TM) provides a significant opportunity to identify and develop novel drug targets and that the drug discovery efforts of pharmaceutical and biotechnology companies may benefit from ProNet(TM) in a number of ways:

     . Information from ProNet(TM) may enable researchers to identify proteins involved in critical interactions. These proteins can be developed as targets for therapeutic intervention;

     . Knowledge of interacting partners may aid in assigning proteins to biochemical or disease-related pathways;

     .  Analysis of ProNet(TM) may suggest functions for many novel proteins;

     . Identification of new relationships may suggest novel roles for known proteins; and

     . Selection of high-quality drug discovery targets from the numerous candidate genes involved in disease pathways may be possible.

     On November 20, 1997, the Company and Bayer jointly announced a research collaboration focusing on the discovery of gene targets and the development of new therapeutics to treat dementia and depression. The research program will utilize ProNet(TM), making Bayer the first pharmaceutical company to access the technology.

MYRIAD'S COMMERCIALIZATION STRATEGY

     Myriad's commercialization strategy is to develop and market genetic testing and information services for the identification of individuals who have a high genetic risk of developing a particular disease based on predisposing genes discovered or licensed by the Company. The establishment of the ProNet(TM) database also gives the Company potential licensing and subscription revenues in the near term. The development of therapeutic treatments for such diseases represents a longer term opportunity for the Company to pursue in collaboration with strategic partners or independently.

     The Company has established a commercial genetics laboratory to provide genetic predisposition testing and has received CLIA laboratory certification from the Department of Health and Human Services. The Company believes that the genetic information business represents an attractive opportunity for the following reasons:

     . The discovery of a gene enables the Company to develop and introduce a commercial test for genetic predisposition in a shorter period than the time required for therapeutic product development;

     . The cost of developing a genetic test is significantly less than the cost of developing a therapeutic product;

     . The identification and patenting of genes may create significant barriers to other companies attempting to enter the field;

     . The market for genetic predisposition testing for cancer, hypertension, heart disease and other common diseases potentially includes a very large segment of the population, since the Company believes that many individuals can benefit from information regarding their susceptibility to these diseases;

     . The Company's broad technology platform should permit it to identify a number of disease-predisposing genes and to develop the related genetic predisposition tests; and

     . The Company's gene discoveries provide longer-term opportunities for the Company to develop and commercialize therapeutic products.

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

Genetic Predisposition Testing and Information Business

     Through Myriad Labs, the Company has established a central genetic testing laboratory to provide genetic information services to health care providers based on the genes discovered or licensed by the Company. The Company is developing a clinical database of information on mutations of each gene discovered, including the frequencies of occurrence in different population groups and the clinical effect of these mutations. This database will permit Myriad Labs to provide health care professionals with detailed genetic information regarding the risk profile associated with an individual's genetic test results. Myriad Labs also provides educational and support services to physicians and health care professionals as part of its genetic information business.

     There are numerous difficulties and challenges associated with developing genetic tests based on gene discoveries, as well as uncertainties in interpreting the results. A defective gene may malfunction in many ways, and the numerous mutations of the gene may make tests for the mutations difficult. In addition, even when a genetic test identifies the existence of a mutation in a particular individual, the interpretation of the genetic test results is limited to the identification of a statistical probability that the tested individual will develop the disease for which the test has been completed. There can be no assurance that the Company will be successful in developing genetic tests in addition to BRACAnalysis(TM) and CardiaRisk(TM) or that BRACAnalysis(TM), CardiaRisk(TM), or any such tests will be able to be marketed at acceptable prices or will receive commercial acceptance in the markets that the Company expects to target.

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

Database Access

     ProNet(TM) is a powerful technology which the Company believes will aid major pharmaceutical collaborators in identifying the most appropriate targets for therapeutic interventions. Myriad intends to license non-exclusive access to the ProNet(TM) database to pharmaceutical companies for use in identifying novel proteins and their biochemical pathways for use in the development of new therapeutics. There can be no assurance that the Company will be able to obtain information on all of the proteins in the human body and their biochemical pathways or that the Company will successfully license rights to the database.

Therapeutic Opportunities

     Genes control all physiological processes through the expression of proteins. Genetic disease manifests itself when a gene produces a protein that causes a harmful effect or fails to produce a protein necessary for good health. For example, a mutated gene may express a protein that causes certain cells to proliferate without control, causing cancer. The Company believes that the technologies it has developed to identify genes and their biochemical pathways will enable it to identify important proteins for therapeutic intervention. Preventing or treating disease involves either (i) intervening, through the use of a drug, in the complex series of cellular processes (which may include a series of receptor, enzyme, hormone and other protein interactions in the biochemical pathway) that block the activity of a harmful protein or replace the function of a beneficial protein; (ii) blocking, replacing, modifying or regulating the gene responsible for a beneficial or harmful protein, or (iii) replacing a beneficial protein.

STRATEGIC ALLIANCES

     The Company seeks to obtain financing for a portion of its research and development activities through strategic alliances with corporate partners and endeavors to leverage its research efforts through collaborative agreements with academic institutions. Myriad has formed strategic alliances with four major pharmaceutical companies to date. The Company is collaborating with (i) Schering to discover genes involved in prostate and other cancers, (ii) Novartis to discover genes involved in certain types of cardiovascular disease, (iii) Bayer to discover genes involved in obesity, osteoporosis, asthma, dementia, depression, and (iv) Lilly on the discovery of the BRCA1 breast and ovarian cancer gene. The Company is actively pursuing potential strategic alliances with other partners in areas where it believes they may enhance the Company's ability to develop and exploit its technology. The material terms of the Company's current strategic alliances and collaborative agreements are described below.

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

     In October 1997, the Company announced that Schering had licensed the therapeutic rights to the MMAC1 gene. In March 1998, the Company demonstrated the tumor-suppressor activity of the MMAC1 gene. Each event triggered milestone payments from Schering to the Company.

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

   Bayer Corporation

     In September 1995, Myriad entered into a Collaborative Research and License Agreement and Stock Purchase Agreement with Bayer. Under the agreements, Bayer made a $10 million equity investment in the Company and agreed to provide $25 million of funding over a five-year period to support the Company's research and development programs to identify and sequence genes involved in the field of obesity, osteoporosis and asthma. In addition, the Company may receive future milestone payments up to $36 million and future royalty payments on therapeutic product sales. The Company granted Bayer an exclusive, worldwide license to develop, manufacture, and sell therapeutic products derived from genes described above. Bayer may terminate the research agreement at any time after the second anniversary if the research steering committee, which is comprised of an equal number of representatives from the Company and Bayer, determines that the research program is likely to fail to achieve its objectives in all areas and the parties do not agree on alternative disease targets for the research program.

     In November 1997, the Company announced the expansion of its collaborative research and development arrangement with Bayer to identify and sequence genes involved in dementia and depression. The expanded collaboration provides the Company with additional research funding and potential milestone payments of up to $54 million or a total potential of up to $125 million.

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

   Novartis Corporation

     In April 1995, Myriad entered into a Collaborative Research and License Agreement and Stock Purchase Agreement with Novartis. Under the agreements, Novartis made a $7 million equity investment in the Company and agreed to provide $25 million of funding over a five-year period to support the Company's research and development programs to identify and sequence certain genes involved in the field of cardiovascular disease. In addition, the Company may receive future milestone payments up to $28 million and future royalty payments
on therapeutic product sales.   In March 1998, the Company and Novartis
discovered the CHD1 gene which triggered a milestone payment from Novartis to the Company. The Company granted Novartis an exclusive, worldwide license to develop, manufacture, and sell therapeutic products derived from genes described above. Novartis may terminate the research agreement at any time after the second anniversary if the Company fails in a material respect to achieve any of the research objectives established by the research steering committee, which is comprised of an equal number of representatives from the Company and Novartis.

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

ACADEMIC COLLABORATIONS

     The Company has a number of collaborative agreements with the University of Utah (the "University"), IHC, the University of Texas M.D. Anderson Cancer Center ("MDA"), and Valley Mental Health ("VMH") which represent important elements of the Company's research and development programs. The Company provides funding for its scientific collaborators at the University, IHC, MDA, and VMH to expand the development of databases of families, the collection of clinical information and the analysis of DNA samples relating to specific gene discovery projects targeted by the Company. The University, IHC, MDA, and VMH have granted the Company an exclusive, worldwide, royalty bearing license to any commercial application including all gene discoveries, inventions and improvements created or discovered during such research for use by the Company or its corporate partners for diagnostic and therapeutic purposes.

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

     In December 1992, the Company entered into a Standard Research Agreement to provide funding to the University of Utah Center for Cancer Genetic Epidemiology for research projects directed to the isolation, sequencing and characterization of genes predisposing to cancer, including but not limited to colon cancer, lung cancer, prostate cancer and melanoma. Following the Company's discovery of the p16 gene, the Company entered into a second Exclusive License Agreement with the University in June 1994, pursuant to which the Company was granted an exclusive, worldwide license to discoveries and inventions arising out of research at the Center for Cancer Genetic Epidemiology related to germline mutations of the p16 gene and methods of detecting predisposition to cancer based on the p16 gene. In November 1994, the Company entered into a third Exclusive License Agreement with the University, pursuant to which it was granted an exclusive, worldwide license to discoveries and inventions arising out of research at the Center for Cancer Genetic Epidemiology directed to the localization, sequencing and characterization of the BRCA2 breast cancer predisposing gene.

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

     Collaborations Relating to Central Nervous System ("CNS") Diseases. In June 1996 and September 1997, the Company entered into Standard Research Agreements with IHC and VMH, respectively. Under these agreements, the Company reimburses IHC and VMH for research used to develop clinical databases in the study of CNS disorders, such as depression, attention deficit hyperactivity disorder, addictive behavior, and obsessive-compulsive disorders, by linking IHC's and VMH's databases of patient records to the Company's genealogy database. IHC and VMH will also collect clinical information and DNA samples on selected patients. The Company and IHC will jointly own the IHC clinical database and the Company and VMH will jointly own the VMH database. IHC and VMH may only use the databases for educational and research purposes and to improve health care services to their patients and may not (i) use the clinical database to discover genes or develop products from the genes discovered or (ii) sell, license or furnish access to the databases to any other party.

     The Company has the exclusive rights to use the clinical databases, clinical information and DNA samples for the discovery of genes and the development of products for the diagnosis, prevention and treatment of CNS disorders. The IHC and VMH research agreements covering CNS diseases terminate on April 30, 2001 and August 31, 2002, respectively.

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

     The Company owns or has licensed rights to 14 issued patents and numerous patent applications in the United States as well as numerous foreign patent applications relating to genes associated with cancer, heart disease, and hypertension; processes for identifying and sequencing genes, and other related gene discovery technologies. There can be no assurance, however, that any patent applications which the Company has filed or will file or to which the Company has licensed or will license rights will issue or that patents that do issue will contain commercially valuable claims. In addition, there can be no assurance that any patents issued to the Company or its licensors will afford meaningful protection for the Company's technology or products or will not be subsequently circumvented, invalidated or narrowed.

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

COMPETITION

     Competition in the Company's potential markets is intense. The technologies for discovering genes which predispose individuals to major diseases and approaches for commercializing those discoveries are new and rapidly evolving. Rapid technological developments could result in the Company's potential services, products, or processes becoming obsolete before the Company recovers a significant portion of its related research and development costs and capital expenditures associated therewith. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, including those receiving funding from the Human Genome Project. Many of the Company's potential competitors have considerably greater financial, technical, marketing and other resources than the Company, which may allow these competitors to discover important genes in advance of the Company. If the Company does not discover disease-predisposing genes, characterize their functions, develop genetic tests and related information services based on such discoveries obtain regulatory and other approvals, and launch such services or products before competitors, the Company could be adversely affected. In addition, any predisposing tests which the Company may develop, including the BRACAnalysis(TM) test and the recently introduced CardiaRisk(TM) test, could be made obsolete by less expensive or more effective tests or methods which may be developed in the future. The Company expects competition to intensify in the fields in which it is involved as technical advances in such fields are made and become more widely known.

     Myriad currently offers genetic testing and information services to detect the mutation of genes predisposing individuals to several major diseases through Myriad Labs. The clinical laboratory testing business is characterized by intense competition. There are several large clinical laboratories that market a broad range of services nationally, and that have substantially larger financial, marketing, logistical and laboratory resources than Myriad. These companies typically offer hundreds of different tests and generally compete based on quality, price and the time required to report results. While only a few of these laboratories currently provide DNA sequenced testing services, the Company anticipates that a number of these entities could offer competitive DNA sequenced testing services as technology evolves. The Company is not aware of other companies which at this time offer genetic predisposition tests for the BRCA1 and BRCA2 genes. A number of research institutions and university research centers offer certain genetic predisposition testing on a limited basis.

     The Company is aware that other companies may be developing DNA probe kits for genetic risk assessment purposes, some of which may be competitive with the Company's proposed genetic information business. Companies offering diagnostic products range from small businesses to large diagnostic, health care and pharmaceutical companies, many of which have substantially greater assets and resources than the Company. Several large diagnostic product companies manufacture test kits and other diagnostic tools that in general are sold to clinical laboratories.

     The Company has licensed to Hybritech the rights to develop, manufacture and market diagnostic kits for the BRCA1 breast cancer gene. If Hybritech or a sublicensee is successful in developing a diagnostic kit and receiving FDA approval for it, Hybritech or such sublicensee could sell the BRCA1 diagnostic kit to clinical laboratories and other competitors of the Company. Even though the Company has the right to supply all of the DNA components for such diagnostic kits and would receive royalties on the sale of all diagnostic kits, such diagnostic kits, if successfully developed, would likely compete against the Company's BRCA1 genetic testing business and reduce the Company's market share and revenues. However, the Company believes that the full DNA sequencing analysis used in its testing platform is the most complete and accurate method of assessing the risk of hereditary breast and ovarian cancer.

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

     Genetic Laboratories. Myriad Labs is subject to government regulation at the federal, state, and local levels as a clinical laboratory. Myriad Labs has received CLIA certification from the Department of Health and Human Services. On the state level, only New York has implemented regulations concerning DNA-based diagnostic testing and the Company has received approval from the State of New York for both breast cancer susceptibility (BRCA1 and BRCA2) and hypertension/heart disease risk (AGT). The Company is aware of several other states that require licensing or registration of clinical laboratory activities. The Company believes that it has taken all steps required of it in such jurisdictions in order for Myriad Labs to conduct business in those jurisdictions. However, there can be no assurance that the Company will be able to maintain state level regulatory compliance in all states where Myriad Labs may do business. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of Myriad Lab's clinical activities and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

HUMAN RESOURCES

     As of September 1, 1998, Myriad had 270 full-time equivalent employees, including 35 persons holding doctoral degrees and three medical doctors. Most of the Company's employees are engaged directly in research and development activities. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

     The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's headquarters are located in Salt Lake City, Utah. The Company currently leases all of its facilities, including a 24,800 square foot building dedicated to research and development and a 48,500 square foot building dedicated to research and development, administration and laboratory space which has received federal certification under CLIA to serve as a genetic predisposition testing laboratory. The Company has also committed to lease a 48,000 square foot building which is currently under construction. It is planned that this new building will replace the existing 24,800 square foot facility when that lease expires in 1999. Additionally, the Company leases 6,440 square feet for various support functions. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of up to five additional years.

     The Company believes that its existing facilities and equipment are well maintained and in good working condition. The Company is currently in the process of expanding its facilities which the Company believes will provide adequate capacity for the foreseeable future. The Company continues to make investments in capital equipment as needed to meet the research requirements of its collaborative agreements and to meet the anticipated demand for its genetic predisposition tests.

ITEM 3.  LEGAL PROCEEDINGS

     On November 17, 1997, OncorMed, Inc. ("OncorMed") filed an action in the United States District Court of the District of Columbia alleging infringement by the Company of patent number 5,654,155 entitled "Consensus Sequence of the Human BRCA1 Gene" issued to OncorMed by the U.S. Patent and Trademark Office ("USPTO"). The action was seeking a permanent injunction and unspecified damages. On December 8, 1997, the Company filed an answer and counterclaim.

     On December 2, 1997, the Company filed an action against OncorMed in the United States District Court for the District of Utah alleging infringement of patent number 5,693,473 entitled "Linked Breast and Ovarian Cancer Susceptibility Gene" issued to the Company on December 2, 1997 by the USPTO. The action was seeking a preliminary and permanent injunction and unspecified damages. On December 29, 1997, OncorMed filed an answer and counterclaim.

     On January 20, 1998, the Company filed an action against OncorMed in the United States District Court for the District of Utah alleging infringement of patent number 5,709,999 entitled "Linked Breast and Ovarian Cancer Susceptibility Gene" issued to the Company on January 20, 1998 by the USPTO. The action was seeking a preliminary and permanent injunction and unspecified damages. On February 10, 1998, OncorMed filed an answer and counterclaim.

     On January 20, 1998, OncorMed filed an action against the Company in the United States District Court for the District of Columbia alleging incorrect inventorship of patent numbers 5,093,473 and 5,709,999. The action was seeking to correct inventorship and seeks unspecified damages. The Company moved to dismiss the action on February 9, 1998.

     On May 15, 1998, the Company entered into a Settlement and Patent License Agreement with OncorMed. Terms of the agreement include the dismissal by both parties of each of the above mentioned actions. The Company is currently not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended June 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock began trading on the Nasdaq National Market on October 6, 1995 under the symbol "MYGN". Prior to that date, there was no established trading market for the Common Stock. The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market:

                                                      HIGH      LOW
                                                     -------  -------
     FISCAL 1998:
          Fourth Quarter...........................  $23.625  $ 14.00
          Third Quarter............................  $25.625  $18.188
          Second Quarter...........................  $ 30.00  $ 21.50
          First Quarter............................  $28.125  $ 22.75
     FISCAL 1997:
          Fourth Quarter...........................  $ 35.50  $ 20.75
          Third Quarter............................  $ 46.00  $ 24.25
          Second Quarter...........................  $ 30.50  $ 20.00
          First Quarter............................  $ 27.00  $ 16.50

     As of August 28, 1998, there were approximately 187 stockholders of record of the Common Stock and, according to the Company's estimates, approximately 2,300 beneficial owners of the Common Stock. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

SALE OF UNREGISTERED SECURITIES

     None.

USE OF PROCEEDS

     The Company filed its initial Form SR with the Securities and Exchange Commission on January 15, 1996 reporting for the period from October 5, 1995 (the effective date of the Company's registration statement for its initial public offering) through January 5, 1996. The Company filed through July 1997 amendments to its Form SR covering each subsequent six month period on a timely basis. Since November 1997, the Company has included information concerning use of proceeds in its Forms 10-Q, the most recent of which was filed May 12, 1998 for the quarter ended March 31, 1998 ("March 31, 1998 Form 10-Q"). The following schedule reflects as of June 30, 1998 an estimate of the amount of net offering proceeds received by the Company from its initial public offering ("the IPO Proceeds") used for each of the purposes listed below (and reflects only the changes to the information provided by the Company in its March 31, 1998 Form 10-Q). As of June 30, 1998, all of the IPO Proceeds have been spent by the Company.

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
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Construction of plant, building
  and facilities                                   $ 1,494,462
--------------------------------------------------------------------------------
Purchase and installation of
  machinery and equipment                          $12,189,450
--------------------------------------------------------------------------------
Cash and investments                                        $0
--------------------------------------------------------------------------------
Genetic discovery research
  expenses                                         $ 9,103,193
--------------------------------------------------------------------------------
Diagnostic test development
  and operation expenses                           $16,284,197
--------------------------------------------------------------------------------
General and administrative expenses                $10,191,890
--------------------------------------------------------------------------------

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables sets forth consolidated financial data with respect to the Company as of and for each of the five years ended June 30, 1998. The selected consolidated financial data as of and for each of the five years ended June 30, 1998 have been derived from the consolidated financial statements of the Company. The consolidated financial statements and the report thereon for the year ended June 30, 1998 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

                                                                  YEARS ENDED JUNE 30,
                                   ---------------------------------------------------------------------------------
                                       1998              1997             1996             1995             1994
                                   ------------      ------------     ------------     ------------     ------------
CONSOLIDATED STATEMENT
    OF OPERATIONS DATA:
  Research revenue...............  $ 20,999,598      $ 14,732,054     $  6,628,624     $  1,294,500     $    600,000
  Genetic testing revenue........     2,210,983           504,045               --               --               --
                                   ------------      ------------     ------------     ------------     ------------
    Total revenues...............    23,210,581        15,236,099        6,628,624        1,294,500          600,000
 Costs and expenses:
  Research and development.......    23,002,340        18,580,229       12,990,566        5,161,978        3,008,487
  Selling, general and
     administrative..............    11,807,023         8,755,217        2,525,814        1,788,247        1,154,541
  Genetic testing cost of revenue     1,391,368           340,461               --               --               --
                                   ------------      ------------     ------------     ------------     ------------
    Total expenses...............    36,200,731        27,675,907       15,516,380        6,950,225        4,163,028
                                   ------------      ------------     ------------     ------------     ------------
    Operating loss...............   (12,990,150)      (12,439,808)      (8,887,756)      (5,655,725)      (3,563,028)
  Other income (expense):
    Interest income..............     3,223,683         3,414,379        3,173,749          458,353          273,689
    Interest expense.............       (32,681)          (66,661)         (97,414)         (71,011)              --
    Other........................         2,113          (114,190)         (86,052)              --           12,564
                                   ------------      ------------     ------------     ------------     ------------
      Net loss...................   ($9,797,035)      ($9,206,280)     ($5,897,473)     ($5,268,383)     ($3,276,775)
                                   ============      ============     ============     ============     ============


       Net loss per share........        ($1.05)           ($1.03)          ($0.78)          ($1.19)          ($0.81)
      Weighted average shares
         outstanding.............     9,289,481         8,903,918        7,608,548        4,427,095        4,021,870

                                                                     AS OF JUNE 30,
                                   ---------------------------------------------------------------------------------
                                       1998              1997             1996             1995             1994
                                   ------------      ------------     ------------     ------------     ------------
CONSOLIDATED BALANCE
  SHEET DATA:
  Cash, cash equivalents and
    marketable investment
    securities.................    $53,109,493        $63,077,439     $70,002,780      $16,140,935        $5,678,356
  Working capital..............     21,806,290         38,796,960      41,665,513       13,784,051         5,265,234
  Total assets.................     67,391,972         76,063,331      79,607,497       19,744,451         6,722,784
  Notes payable less current
    portion....................             --            128,844         471,640          780,261                --
 Net stockholders' equity......     57,481,013         66,178,975      70,185,747       16,256,165         6,288,919


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a genetic testing laboratory, and supporting collaborative research agreements. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements and sales of genetic tests. The Company has been unprofitable since its inception and, for the year ended June 30, 1998, the Company had a net loss of $9,797,035 and as of June 30, 1998 had an accumulated deficit of $33,944,427.

     In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis Corporation ("Novartis"). This collaboration may provide the Company with an equity investment, research funding and potential milestone payments of up to $60,000,000. In March 1998, the Company and Novartis discovered the CHD1 gene, a novel gene that may play an important role in cardiovascular disease. The gene discovery represents a significant milestone in the Novartis-Myriad research collaboration and triggered a $500,000 milestone payment from Novartis to the Company. The Company is entitled to receive royalties from sales of therapeutic products sold by Novartis. The Company recognized, in addition to the $500,000 milestone payment, $6,916,088 in revenue under this agreement for the year ended June 30, 1998.

     In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration may provide the Company with an equity investment, research funding and potential milestone payments of up to $71,000,000. In November 1997, the Company announced an expansion of its collaborative research and development arrangement with Bayer. The expanded collaboration may provide the Company with additional research funding and potential milestone payments of up to $54,000,000 or a total potential of up to $125,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer. The Company recognized $8,083,510 in revenue under this agreement for the year ended June 30, 1998.

     In October 1996, the Company announced the introduction of BRACAnalysis(TM), a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, the Company announced the introduction of CardiaRisk(TM) which may assist physicians both in
(i) identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and (ii) identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized genetic testing revenues, primarily from BRACAnalysis(TM), of $2,210,983 for the year ended June 30, 1998.

     In April 1997, the Company commenced a three-year collaborative research and development arrangement with Schering Corporation ("Schering"). The three-year term may be extended for two additional one-year periods. This collaboration may provide the Company with an equity investment, license fees, research funding and potential milestone payments totalling up to $60,000,000. In October 1997, the Company announced that Schering had licensed the therapeutic rights to the MMAC1 gene under such agreement. The MMAC1 gene has been associated with advanced cancers of the brain, prostate, breast, kidney, and skin. To date, the Company has recognized milestone payments totalling $2,500,000 from Schering associated with the MMAC1 gene. The Company is entitled to receive royalties from sales of therapeutic products sold by Schering. The Company recognized, in addition to the $2,500,000 milestone payment, $3,000,000 in revenue under this agreement for the year ended June 30, 1998.

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

RESULTS OF OPERATIONS

Years ended June 30, 1998 and 1997.

     Research revenues for the Company's fiscal year ended June 30, 1998 increased $6,267,544 from the prior year to $20,999,598. The increase was attributable primarily to the achievement of certain research milestones with Novartis and Schering and the Company's new and expanded corporate research collaboration agreements with Schering and Bayer. During the year ended June 30, 1998, the Company recognized $3,000,000 in research milestones consisting of $500,000 from Novartis and $2,500,000 from Schering. During the same period, the Company recognized $3,000,000 in research funding from Schering under an agreement initiated in April 1997. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

     Genetic testing revenues of $2,210,983 were recognized in the fiscal year ended June 30, 1998, an increase of 339% or $1,706,938 over the prior year. The test for genetic predisposition to breast and ovarian cancer was launched by the Company in October 1996 and the test for heart disease and hypertension risk was launched by the Company in January 1998. Sales and marketing efforts since that time have given rise to the increased revenues for the fiscal year ended June 30, 1998. There can be no assurance, however that genetic testing revenues will continue to increase at the historical rate.

     Research and development expenses for the year ended June 30, 1998 increased to $23,002,340 from $18,580,229 for the prior year. This increase was primarily due to an increase in research activities as a result of progress in the Company's collaborations with Novartis, Bayer and Schering as well as those programs funded by the Company. The increased level of research spending includes third-party research programs, increased depreciation charges related to purchasing of additional research equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. The Company also incurred expenses related to milestones achieved by its academic collaborators. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1998 increased $3,051,806 from the year ended June 30, 1997. The increase was primarily attributable to costs associated with the ongoing promotion of BRACAnalysis(TM) and the launch of CardiaRisk(TM), including the expansion of the Company's internal sales staff from 8 to 33 employees. Additionally, the Company expended significant amounts in the defense of its intellectual property, including the successful settlement of legal actions with OncorMed. The increase is also a result of additional administrative, marketing and education personnel, market research activities, educational material development, and facilities-related costs. The Company expects its selling, general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

     Interest income for the year ended June 30, 1998 decreased to $3,223,683 from $3,414,379 or 5.6% for the prior year. The Company has been able to maintain its cash reserves at a relatively constant level as a result of its ongoing collaborative research agreements, entering new collaborative agreements, achieving research milestones, and sales of its genetic tests. As a result, interest income has not changed significantly from the prior year. Interest expense for the year ended June 30, 1998, amounting to $32,681, was due entirely to borrowings under the Company's equipment financing facility.

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

     Research and development expenses for the year ended June 30, 1997 increased to $18,580,229 from $12,990,566 for the prior year. This increase was primarily due to an increase in research activities as a result of the progress in the Company's collaborations with Novartis, Bayer and Schering as well as those programs funded by the Company, including the successful collaborative effort by the Company and scientists at the University of Texas M.D. Anderson Cancer Center in discovering the MMAC1 gene. The increased level of research spending includes third-party research programs, increased depreciation charges related to purchasing of additional research equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. The Company also incurred increased development expenses during the year related to work on developing and launching BRACAnalysis(TM), its genetic predisposition test for susceptibility to breast and ovarian cancer. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $7,028,883 during the fiscal year ended June 30, 1998 as compared to $6,581,534 used during the prior fiscal year. Trade receivables were established on a broad basis during fiscal year 1998 and amounted to $471,327 as a result of the Company allowing terms for payment for its genetic tests. In the prior fiscal year only a selected number of institutions were allowed payment terms while a majority of tests were prepaid by the customer. Non-trade receivables decreased $177,914 during the fiscal year ended June 30, 1998, primarily as a result of the Company receiving reimbursement of certain legal fees which the Company incurred but were the responsibility of one of the Company's collaborative partners. Prepaid expenses decreased $179,581 during the year ended June 30, 1998. The decrease is primarily the result of less royalties being paid in advance by the Company. Other assets increased $941,405 during the current fiscal year. The majority of this increase was the result of capitalized costs associated with the Settlement and Patent License Agreement entered into by the Company and OncorMed. These assets include a purchased customer list and patent rights. Accounts payable and accrued expenses increased by $3,346,712 during the fiscal year ended June 30, 1998 as a result of increased accruals for unbilled work provided by the Company's research collaborators, unbilled legal fees, and the Company's efforts to better control cash flows. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased $2,977,312 during the year ended June 30, 1998.

     The Company's investing activities used cash of $2,681,493 in the year ended June 30, 1998 and provided cash of $13,134,547 in the year ended June 30, 1997. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and marketable investment securities. During the year ended June 30, 1998, the Company shifted a portion of its investment in marketable securities to cash and cash equivalents from longer term investments in order to provide for ongoing corporate expenditures.

     Financing activities provided $229,647 during the year ended June 30, 1998. The Company reduced the amount of principal owing on its equipment financing facility by $342,797. Payments on the financing facility were offset by proceeds of $572,444 from the exercise of options and warrants during the period. Financing activities provided $4,287,070 during the year ended June 30, 1997. During the year ended June 30, 1997, proceeds received by the Company of $4,595,728 from the exercise of options and warrants and proceeds from Schering's equity investment were offset by payments by the Company of $308,658 to reduce principal owing on its equipment financing facility.

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

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Any of the Company's computer programs or other information systems that have time-sensitive software or embedded microcontrollers may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

     During fiscal 1998, the Company completed an initial review ("Phase I") of its information and non-information technology systems. This review included its existing and planned computer software and hardware. The Company has made an initial determination, based on its Phase I review, that the costs and/or consequences associated with the Year 2000 issue are not expected to have a material effect on its business, operations or future financial condition.

     A second, more in-depth analysis ("Phase II") is currently ongoing. Internally, Phase II will include the testing of internally developed systems. Although the internal portion of Phase II just recently commenced, and is not expected to be completed until the end of calendar year 1998, the Company presently believes that with modifications to existing software and conversions to new software and systems, the Year 2000 Issue will not pose significant operational problems for its computer and other information systems. If required, the Company will utilize both internal and external resources to reprogram, or replace, and test the software and systems for Year 2000 modifications. Externally, Phase II of the Company's preparations for the Year 2000 Issue will consist of soliciting and obtaining certification of Year 2000 compliance from third-party software vendors and determining the readiness of its significant suppliers and customers.

     If such modifications, conversions and/or replacements are not made, are not completed timely, or if any of the Company's suppliers or customers do not successfully deal with the Year 2000 Issue, the Year 2000 Issue could have a material impact on the operations of the Company. The Company could experience delays in receiving or sending its genetic testing products that would increase its costs and that could cause the Company to lose business and even customers and could subject the Company to claims for damages. Problems with the Year 2000 Issue could also result in delays in the Company invoicing its genetics testing customers or in the Company receiving payments from them. In addition, the Company's research and development efforts which rely heavily on the storage and retrieval of electronic information could be interrupted resulting in significant delays in discovering genes, the loss of current collaborations, and the impairment of the Company's ability to enter into new collaborations. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could bring the Company to a standstill.

     While management has not yet specifically determined the costs associated with its Year 2000 readiness efforts, monitoring and managing the Year 2000 Issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Such costs have not been material to date. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings as incurred.

     After evaluating its internal compliance efforts as well as the compliance of third parties as described above, the Company will develop during 1999 appropriate contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not year 2000 compliant. Some risks of the Year 2000 Issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the Year 2000 Issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of the Company's Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company's Investment Policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

     The Company's investments consist of securities of various types and maturities of three years or less, with a maximum average maturity of 12 months. These securities are classified either as available-for-sale or held-to-maturity. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.

     The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of June 30, 1998, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company believes that this report on Form 10-K contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: intense competition related to the discovery of disease-related genes and the possibility that others may discover, and the Company may not be able to gain rights with respect to, genes important to the establishment of a successful genetic testing business; difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited experience in operating a genetic testing laboratory; the Company's limited marketing and sales experience and the risk that tests which the Company has or may develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company is targeting or expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's services from government, private health care insurers and third-party payors; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties disclosed throughout this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS

     MYRIAD GENETICS, INC.
     Index to Financial Statements                                        Number
     -----------------------------                                        ------

     Independent Auditors' Report........................................   F-1
     Consolidated Balance Sheets as of June 30, 1998 and 1997............   F-2
     Consolidated Statements of Operations for the Years Ended
       June 30, 1998, 1997 and 1996......................................   F-3
     Consolidated Statements of Stockholders' Equity for the Years Ended
       June 30, 1998, 1997 and 1996......................................   F-4
     Consolidated Statements of Cash Flows for the Years Ended
       June 30, 1998, 1997 and 1996......................................   F-7
     Notes to Consolidated Financial Statements..........................   F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(A). The following documents are filed as part of this annual report on Form 10-K.


ITEM 14(A)(1). See "Index to Consolidated Financial Statements and Financial
 AND (2) Statement Schedules" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

ITEM 14(A)(3)  Exhibits
               --------

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number            Description
------            -----------
 (3.1)++  --   Restated Certificate of Incorporation of the Registrant (Filed as
               Exhibit 3.1)
 (3.2)++  --   Restated By-Laws of the Registrant (Filed as Exhibit 3.2)
 (4.1)++  --   See Exhibits 3.1, and 3.2 (Filed as Exhibit 4.1)
 (4.2)*   --   Form of Common Stock Certificate (Filed as Exhibit 4.2)
(10.1)$T  --   1992 Employee, Director and Consultant Stock Option Plan as
               amended and restated September 11, 1997 (Filed as Exhibit 10.1)
(10.2)*$  --   Employee Stock Purchase Plan (Filed as Exhibit 10.2)
(10.3)*$  --   Employment Agreement between Myriad Genetics, Inc., Myriad
               Genetic Laboratories, Inc. and Peter D. Meldrum, dated May 15,
               1993 (Filed as Exhibit 10.3)
(10.4)*$  --   Employment Agreement between Myriad Genetics, Inc., Myriad
               Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated
               January 1, 1994 (Filed as Exhibit 10.4)
(10.5)*$  --   Employment Agreement between Myriad Genetics, Inc., Myriad
               Genetic Laboratories, Inc. and Jay M. Moyes, dated July 12, 1993
               (Filed as Exhibit 10.5)
(10.6)*   --   Form of Registration Agreement executed in connection with the private placement of Series A Preferred Stock (Filed as Exhibit
               10.6)
(10.7)*   --   Stock Purchase Agreement for Series C Convertible Preferred Stock
               between the Registrant and Novartis Corporation, dated April 27,
               1995 (Filed as Exhibit 10.7)
(10.8)*   --   Standstill Agreement between the Registrant and Novartis
               Corporation, dated April 27, 1995 (Filed as Exhibit 10.8)
(10.9)*   --   Voting Agreement between the Registrant and Novartis Corporation, dated April 27, 1995 (Filed as Exhibit 10.9)
(10.10)#  --   Collaborative Research and License Agreement between the
               Registrant and Novartis Corporation, dated April 27, 1995
               (Cardiovascular Diseases) (Filed as Exhibit 10.10)
(10.11)#  --   Research Collaboration and License Agreement between the
               Registrant, Eli Lilly & Company and Hybritech Incorporated, dated
               August 1, 1992 (Breast Cancer--BRCA1) (Filed as Exhibit 10.11)
(10.12)#  --   Collaborative Agreement between the Registrant and Hybritech
               Incorporated, dated March 5, 1993 (BRCA1 Test Kits) (Filed as
               Exhibit 10.12)
(10.13)#  --   Exclusive License Agreement between the Registrant and the
               University of Utah Research Foun-dation, dated October 8, 1991, as amended (Breast Cancer--BRCA1) (Filed as Exhibit 10.13)

(10.14)#  --   Standard Research Agreement and Form of License Agreement between the Registrant and the University of Utah, effective January 1,
               1993, as amended (Genes Predisposing to Cancer) (Filed as Exhibit
               10.14)
(10.15)#  --   Exclusive License Agreement between the Registrant and the
               University of Utah Research Foundation, dated August 4, 1993
               (Angiotensinogen Variants and Predisposition to Hypertension)
               (Filed as Exhibit 10.15)
(10.16)#  --   Exclusive License Agreement between the Registrant and the
               University of Utah Research Foundation, dated June 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.16)
(10.17)#  --   Exclusive License Agreement between the Registrant and the
               University of Utah Research Foundation, dated November 23, 1994
               (Breast Cancer--BRCA2) (Filed as Exhibit 10.17)
(10.18)#  --   Standard Research Agreement dated May 1, 1995 between the
               Registrant and the University of Utah (Cardiovascular Disorders
               and Coronary Heart Disease Database) (Filed as Exhibit 10.18)
(10.19)#  --   Exclusive License Agreement dated May 1, 1995 between the
               Registrant and the University of Utah Research Foundation
               (Cardiovascular Disorders and Coronary Heart Disease Database)
               (Filed as Exhibit 10.19)
(10.20)#  --   Standard Research Agreement dated July 31, 1995 between the
               Registrant and the University of Utah (Obesity Database) (Filed
               as Exhibit 10.20)
(10.21)#  --   Exclusive License Agreement dated July 31, 1995 between the
               Registrant and the University of Utah Research Foundation
               (Obesity Database) (Filed as Exhibit 10.21)
(10.22)#  --   Co-Exclusive License Agreement among the Registrant, the
               University of Utah Research Foundation and Institut National de
               la Sante et de la Recherche Medicale, dated October 6, 1993
               (Angiotensinogen and Predisposition to Essential Hypertension)
               (Filed as Exhibit 10.22)
(10.23)#  --   License Agreement between the Registrant and California Institute of Technology, dated April 21, 1994 (MTS1 or p16) (Filed as
               Exhibit 10.23)
(10.24)*  --   Research Agreement between the Registrant and California
               Institute of Technology, dated June 3, 1994 (MTS1 or p16) (Filed as Exhibit 10.24)
(10.25)*  --   Stock Purchase Agreement for Series D Convertible Preferred Stock
               between the Registrant and Bayer Corporation, dated September 11,
               1995 (Filed as Exhibit 10.25)
(10.26)*  --   Standstill Agreement between the Registrant and Bayer
               Corporation, dated September 11, 1995 (Filed as Exhibit 10.26)
(10.27)*  --   Voting Agreement between the Registrant and Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.27)
(10.28)#  --   Collaborative Research and License Agreement between the
               Registrant and Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.28)
(10.29)#  --   Standard Research Agreement between the Registrant and IHC Health
               Services, Inc., dated as of September 1, 1995 (Filed as Exhibit
               10.29)
(10.30)@  --   Research Agreement between the Registrant and IHC Health
               Services, Inc., dated as of June 24, 1996
(10.31)Y@ --   Patent and Technology License Agreement dated September 26, 1996 among the Board of Regents of the University of Texas System, the
               University of Texas M.D. Anderson Cancer Center and the
               Registrant (Filed as Exhibit 10.1)
(10.32)Y  --   Lease Agreement, dated October 12, 1995, between the Boyer
               Research Park Associates V, by its general partner, the Boyer
               Company and the Registrant (Filed as Exhibit 10.2)
(10.33)Y  --   Amendment to Lease Agreement, dated March 29, 1996 between the
               Boyer Research Park Associates V, by its general partner, the
               Boyer Company and the Registrant (Filed as Exhibit 10.3)
(10.34)Y@ --   Letter Agreement, dated March 4, 1996, among the University of
               Utah, Genetic Epidemiology and the Registrant regarding Extension of Standard Research agreement and Form of License Agreement between the Registrant and the University of Utah, effective
               January 1, 1993, as amended (Genes Predisposing to Cancer) (Filed as Exhibit 10.4)

(10.35)+@  --  Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the University of Texas System,
                the University of Texas M.D. Anderson Cancer Center and the
                Registrant (Filed as Exhibit 10.1)
(10.36)(S)@--   Collaborative Research and License Agreement among the
                Registrant, Schering Corporation and Schering-Plough, Ltd.,
                dated April 22, 1997 (Prostate and Other Cancers) (Filed as
                Exhibit 10.36)
(10.37)(S) --   Standstill Agreement between the Registrant and Schering
                Corporation, dated April 22, 1997 (Filed as Exhibit 10.37)
(10.38)(S) --   Stock Purchase Agreement for Common Stock between the Registrant and Schering Corporation, dated April 22, 1997 (Filed as Exhibit
                10.38)
(10.39)(P)@--   Standard Research Agreement between the Company and Valley
                Mental Health dated September 1, 1997 (central nervous system disorders) (Filed as Exhibit 10.1)
(10.40)(P) --   International Swap Dealers Association, Inc. Master Agreement
                ("ISDA Master Agreement") between the Registrant and Swiss Bank
                Corporation, London Branch dated October 8, 1997 (Filed as
                Exhibit 10.2)
(10.41)(P) --   Schedule to ISDA Master Agreement between the Registrant and
                Swiss Bank Corporation, London Branch dated October 8, 1997
                (Filed as Exhibit 10.3)
(10.42)(P) --   Confirmation for Contract A entered into pursuant to ISDA Master
                Agreement between the Registrant and Swiss Bank Corporation,
                London Branch dated October 8, 1997 (Filed as Exhibit 10.4)
(10.42)(P) --   Confirmation for Contract B entered into pursuant to ISDA Master
                Agreement between the Registrant and Swiss Bank Corporation,
                London Branch dated October 8, 1997 (Filed as Exhibit 10.5)
(10.43)%@  --   Amendment and Supplement to Collaborative Research and License
                Agreement dated November 19, 1997 between Bayer Corporation and the Registrant (Filed as Exhibit 10.1)
(10.44)    --   Lease Agreement-Research Park Building Phase II, dated March 6,
                1998, between the Research Park Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant
(11.1)     --   Statement Regarding Computation of Earnings Per Share
(21.1)     --   Revised List of Subsidiaries of the Registrant
(23.1)     --   Consent of KPMG Peat Marwick LLP
(27.1)     --   Financial Data Schedule

----------------

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

Y Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1996.


+ Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December

   31, 1996.

(S)Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1997.

(P)Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1997.

% Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1997.

T Previously filed and incorporated herein by reference from the Company's Registration Statement filed on Form S-8, effective November 25, 1997, File No. 333-40961.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.


ITEM 14(B)  Reports on Form 8-K
            -------------------

     No reports on Form 8-K were filed during the last quarter of the year ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salt Lake City, Utah on September 22, 1998.

                              MYRIAD GENETICS, INC.

                          By: /s/ Peter D. Meldrum
                              -----------------------------------------------
                              PETER D. MELDRUM
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

     Signatures                           Title                      Date
     ----------                           -----                      ----


By: /s/ Peter D. Meldrum      President and Chief Executive   September 22, 1998
    _______________________
 PETER D. MELDRUM             Officer and Director
                              (principal executive officer)

By: /s/ Jay M. Moyes          Vice President of Finance       September 22, 1998
    _______________________
 JAY M. MOYES                 (principal financial and
                              accounting officer)

By: /s/ John J. Horan         Chairman of the Board           September 23, 1998
    _______________________
 JOHN J. HORAN

By: /s/ Walter Gilbert        Vice Chairman of the Board      September 22, 1998
    _______________________
 WALTER GILBERT, PH.D.

By: /s/ Mark H. Skolnick      Director                        September 22, 1998
    _______________________
 MARK H. SKOLNICK, PH.D.

By: /s/ Arthur H. Hayes, Jr.  Director                        September 22, 1998
    _______________________
 ARTHUR H. HAYES, JR., M.D.

By: /s/ Dale A. Stringfellow  Director                        September 23, 1998
   _________________________
 DALE A. STRINGFELLOW, PH.D.

By: /s/ Alan J. Main          Director                        September 23, 1998
   _________________________
 ALAN J. MAIN, PH.D.

By: /s/ Michael J. Berendt    Director                        September 23, 1998
   _________________________
 MICHAEL J. BERENDT, PH.D.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Myriad Genetics, Inc.:


We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries, as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP


Salt Lake City, Utah
August 14, 1998

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,
                                                                   ----------------------------
                     ASSETS                                             1998            1997
                     ------                                        ------------     -----------
Current assets:
 Cash and cash equivalents                                         $ 14,595,034      24,075,763
 Marketable investment securities (note 2)                           16,267,156      23,552,315
 Prepaid expenses                                                       266,679         446,260
 Trade accounts receivables, less allowance for doubtful
  accounts of $66,000 in 1998 $-0- in 1997                              471,327         183,166
 Nontrade receivables                                                   117,053         294,967
                                                                   ------------     -----------
          Total current assets                                       31,717,249      48,552,471
                                                                   ------------     -----------
Equipment and leasehold improvements:
 Equipment                                                           16,049,721      13,124,937
 Leasehold improvements                                               2,288,241       2,075,308
                                                                   ------------     -----------
                                                                     18,337,962      15,200,245
 Less accumulated depreciation and amortization                       5,902,926       3,189,724
                                                                   ------------     -----------

          Net equipment and leasehold improvements                   12,435,036      12,010,521

Long-term marketable investment securities (note 2)                  22,247,303      15,449,360

Other assets                                                            992,384          50,979
                                                                   ------------     -----------
                                                                   $  67,391,972     76,063,331
                                                                   =============    ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
 Accounts payable                                                  $  5,121,279       2,559,035
 Accrued liabilities                                                  1,938,722       1,154,254
 Deferred revenue (note 9)                                            2,722,115       5,699,427
 Current portion of notes payable (note 3)                              128,843         342,796
                                                                   ------------     -----------

          Total current liabilities                                   9,910,959       9,755,512

Notes payable, less current portion (note 3)                                  -         128,844

Commitments and contingencies (notes 4, 7, and 9)

Stockholders' equity (notes 5, 6, and 10):
 Preferred stock, $0.01 par value.  Authorized 5,000,000 shares;
   No shares issued and outstanding                                           -               -
 Common stock, $0.01 par value.  Authorized 15,000,000 shares;
  issued and outstanding 9,337,501 shares in 1998 and
  9,222,552 shares in 1997                                               93,375          92,226
 Additional paid-in capital                                          91,907,034      91,605,739
 Fair value adjustment on marketable investment securities                1,477           5,382
 Deferred compensation                                                 (576,446)     (1,376,980)
 Accumulated deficit                                                (33,944,427)    (24,147,392)
                                                                   ------------     -----------

          Net stockholders' equity                                   57,481,013      66,178,975
                                                                   ------------     -----------
                                                                   $ 67,391,972      76,063,331
                                                                   ============     ===========

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.,
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED JUNE 30,
                                                         ------------------------------------------
                                                             1998            1997           1996
                                                         -----------     -----------     ----------
Research revenue (note 9)                               $ 20,999,598      14,732,054      6,628,624

Genetic testing revenue                                    2,210,983         504,045              -
                                                         -----------     -----------     ----------

          Total revenues                                  23,210,581      15,236,099      6,628,624

Costs and expenses:
 Research and development expense                         23,002,340      18,580,229     12,990,566
 Selling, general, and administrative expenses            11,807,023       8,755,217      2,525,814
 Genetic testing cost of revenue                           1,391,368         340,461              -
                                                        ------------     -----------     ----------

          Total costs and expenses                        36,200,731      27,675,907     15,516,380
                                                        ------------     -----------     ----------

          Operating loss                                 (12,990,150)    (12,439,808)    (8,887,756)

Other income (expense):
 Interest income                                           3,223,683       3,414,379      3,173,749
 Interest expense                                            (32,681)        (66,661)       (97,414)
 Other                                                         2,113        (114,190)       (86,052)
                                                        ------------     -----------     ----------

                                                           3,193,115       3,233,528      2,990,283
                                                        ------------     -----------     ----------

          Net loss                                      $ (9,797,035)     (9,206,280)    (5,897,473)
                                                        ============     ===========     ==========

Basic and diluted loss per share                        $      (1.05)          (1.03)          (.78)
                                                        ============     ===========     ==========

Basic and diluted weighted average shares outstanding      9,289,481       8,903,918      7,608,548
                                                        ============     ===========     ==========

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                                             Fair value
                                                                             adjustment
                      Preferred stock          Common stock      Additional      on          Deferred      Accum-      Net stock-
                   ----------------------   ------------------    paid-in     investment      compen-      ulated       holders'
                     Shares       Amount      Shares    Amount    capital     securities      sation       deficit       equity
                   -----------   --------   ---------   ------   ----------   ----------   -----------   -----------   ----------
Balances at
June 30, 1995       10,353,188   $103,532    3,560,638  $35,606   26,689,666           -    (1,529,000)   (9,043,639)   16,256,165

Issuance of
 series D
 preferred
 stock for
 cash, net of
 expenses              588,236      5,882            -        -    9,976,864            -            -             -     9,982,746

Issuance of
 1,973,566
 shares of
 common stock
 upon conversion
 of 10,941,424
 shares of
 preferred
 stock             (10,941,424)  (109,414)   1,973,566   19,736       89,678            -            -             -             -

Issuance of
 common stock
 for cash, net
 of issuance
 costs of
 $1,086,795                  -          -    2,990,000   29,900   48,926,310           -             -             -    48,956,210

Issuance of
 common stock
 for cash
 upon exercise of
 options and
 warrants                    -          -      176,413    1,764      216,039           -             -             -       217,803

Issuance of
 common stock
 for cash                    -          -        1,598       16       36,658           -             -             -        36,674

Deferred
 compensation
 related to
 grant of stock
 options                     -          -            -        -    1,080,000           -    (1,080,000)            -             -

Amortization
 of deferred
 compensation                -          -            -        -            -           -       701,487             -       701,487

Fair value
 adjustment on
 marketable
 investment
 securities                  -          -            -        -            -     (67,865)            -             -       (67,865)

Net loss                     -          -            -        -            -           -             -    (5,897,473)   (5,897,473)
                   -----------   --------    ---------   ------  -----------     -------    ----------   -----------    ----------
Balances at
June 30, 1996                -   $      -    8,702,215  $87,022   87,015,215     (67,865)   (1,907,513)  (14,941,112)   70,185,747


                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996



                                                                               Fair
                                                                               value
                                                                             adjustment
                                                                 Addit-         on                                     Net
                  Preferred stock          Common stock          ional       marketable     Deferred       Accum-      stock-
                -------------------   ----------------------    paid-in      investment      compen-       ulated      holders'
                 Shares     Amount       Shares      Amount     capital      securities      sation        deficit     equity
                --------   --------   -----------   --------  -----------   ------------  ------------    ---------   ---------
Issuance of
 common
 stock for
 cash upon
 exercise of
 options and           -   $      -       386,007   $  3,860      625,802              -             -            -     629,662
 warrants

Issuance of
 common stock
 for cash              -          -         4,665         47       99,722              -             -            -      99,769

Issuance of
 common stock
 for cash,
 net of
 issuance
 costs of
 $133,703
 (note 9)              -          -       129,665      1,297    3,865,000              -             -            -   3,866,297

Amortization
 of deferred
 compensation          -          -             -          -            -              -       530,533            -     530,533

Fair value
 adjustment
 on marketable
 investment
 securities            -          -             -          -            -         73,247             -            -      73,247

Net loss               -          -             -          -            -              -             -   (9,206,280) (9,206,280)
                --------   --------   -----------   --------  -----------   ------------  ------------    ---------   ---------
Balances at
 June 30, 1997         -   $      -     9,222,552   $ 92,226   91,605,739          5,382    (1,376,980) (24,147,392) 66,178,975

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                                                   Fair
                                                                                   value
                                                                                 adjustment
                                                                   Addit-            on                                      Net
                   Preferred stock          Common stock           ional         marketable    Deferred       Accum-        stock-
                ---------------------   ----------------------     paid-in       investment     compen-       ulated        holders'
                 Shares      Amount       Shares       Amount      capital       securities      sation       deficit       equity
                ---------   ---------   -----------   --------   ------------   -----------    ----------     --------     --------
Issuance of
 common stock
 for cash upon
 exercise of
 options and
 warrants               -   $       -       105,704   $  1,057        393,128             -             -            -     $394,185

Issuance of
 common stock
 for cash               -           -         9,245         92        178,167             -             -            -      178,259

Amortization
 of deferred
 compensation           -           -             -          -              -             -       530,534            -      530,534

Forfeiture
 of deferred
 compensation           -           -             -          -       (270,000)            -       270,000            -            -

Fair value
 adjustment
 on marketable
 investment
 securities             -           -             -          -              -        (3,905)            -            -       (3,905)


Net loss                -           -             -          -              -             -             -    (9,797,035) (9,797,035)

Balances at     ---------   ---------   -----------   --------   ------------     ---------    ----------   -----------  ----------
June 30, 1998           -   $       -     9,337,501   $ 93,375     91,907,034         1,477      (576,446)  (33,944,427) 57,481,013
                =========   =========   ===========   ========   ============     =========    ==========   ===========  ==========



See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEARS ENDED JUNE 30,
                                                                               -----------------------------------------------
                                                                                   1998             1997              1996
                                                                               --------------     ------------     -----------

Cash flows from operating activities:
 Net loss                                                                      $   (9,797,035)      (9,206,280)     (5,897,473)
 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                                    3,272,936        2,505,479       1,618,390
   Loss on sale of equipment                                                           14,856           68,762          73,436
   Loss (gain) on sale of investment securities                                       (16,969)          45,428          30,791
   Bad debt expense                                                                    66,000                -               -
   Increase in trade receivables                                                     (354,161)        (183,166)              -
   Decrease (increase) in prepaid expenses                                            179,581         (357,837)        115,387
   Decrease (increase) in nontrade receivables                                        177,914         (215,901)         68,265
   Decrease (increase) in other assets                                               (941,405)          (9,283)          9,781
   Increase in accounts payable and accrued expenses                                3,346,712          733,213         539,857
   Increase (decrease) in deferred revenue                                         (2,977,312)          38,051       4,861,376
                                                                               --------------     ------------     -----------
      Net cash provided by (used in) operating activities                          (7,028,883)      (6,581,534)      1,419,810
                                                                               --------------     ------------     -----------

Cash flows from investing activities:
 Proceeds from sale of equipment                                                        4,133           68,424          39,375
 Capital expenditures                                                              (3,185,906)      (4,727,121)     (6,414,240)
 Purchase of investment securities held-to-maturity                              (117,237,699)    (111,098,966)   (460,727,571)
 Maturities of investment securities held-to-maturity                             117,100,138      127,713,265     427,043,548
 Purchase of investment securities available-for-sale                            (723,380,886)    (471,745,972)   (161,476,655)
 Sale of investment securities available-for-sale                                 724,018,727      472,924,917     142,550,121
                                                                               --------------     ------------     -----------
      Net cash provided by (used in) investing activities                          (2,681,493)      13,134,547     (58,985,422)
                                                                               --------------     ------------     -----------
Cash flows from financing activities:
 Payments of notes payable                                                           (342,797)        (308,658)       (277,877)
 Net proceeds from issuance of common stock                                           572,444        4,595,728      49,210,687
 Net proceeds from issuance of preferred stock                                              -                -       9,982,746
                                                                               --------------     ------------     -----------
      Net cash provided by financing activities                                       229,647        4,287,070      58,915,556
                                                                               --------------     ------------     -----------

Net increase (decrease) in cash and cash equivalents                               (9,480,729)      10,840,083       1,349,944

Cash and cash equivalents at beginning of year                                     24,075,763       13,235,680      11,885,736
                                                                               --------------     ------------     -----------
Cash and cash equivalents at end of year                                       $   14,595,034       24,075,763      13,235,680
                                                                               ==============     ============     ===========


Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Interest paid                                                                  $       32,681           66,678          97,414

Supplemental Disclosures of Noncash Investing and Financing Activities
----------------------------------------------------------------------
Increase (decrease) in additional paid-in capital as a result of forfeitures
 and the recording of deferred compensation                                    $     (270,000)               -       1,080,000
Accounts payable incurred for construction-in-progress                                      -                -         810,108
Fair value adjustment on investment securities (charged) credited to
 stockholders' equity                                                                  (3,905)          73,247         (67,865)



See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1998, 1997, and 1996


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Organization and Business Description
          -------------------------------------

          Myriad Genetics, Inc. (the Company) is focused on the discovery and sequencing of genes related to major common diseases, such as cancer and cardiovascular disease. The Company utilizes analyses of extensive family histories and genetic material, as well as a number of proprietary technologies, to identify inherited gene mutations which increase the risk to individuals of developing these diseases. The Company has also developed a proprietary high-throughput assay to identify protein-protein interactions. The discovery of disease-predisposing genes and their biochemical pathways provides the Company with two significant commercial opportunities: (i) the development and marketing of genetic testing and information services, and (ii) in conjunction with its strategic partners, the development of therapeutic products for the treatment and prevention of major diseases associated with these genes and their biochemical pathways. The Companyis operations are located in Salt Lake City, Utah.

     (b)  Principles of Consolidation
          ---------------------------

          The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc., and its wholly owned subsidiaries Myriad Genetic Laboratories, Inc. and Myriad Financial, Inc. All significant intercompany amounts have been eliminated in consolidation.

     (c)  Cash Equivalents
          ----------------

          Cash equivalents of $9,979,106 and $21,017,125 at June 30, 1998 and 1997, respectively, consist of short-term securities. The Company considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

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

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

     (g)  Net Loss Per Common and Common Equivalent Share
          -----------------------------------------------

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128.

          SFAS 128 establishes a different method of computing earnings (loss) per common and common-equivalent share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. SFAS 128, requires the presentation of basic and diluted earnings
          (loss) per share. Basic is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

          In calculating earnings (loss) per common and common-equivalent share the net income (loss) and the weighted average common and common-equivalent shares outstanding were the same for both the basic and diluted calculation.

          For the years ended June 30, 1998, 1997, and 1996, there were antidilutive common stock equivalents of 2,068,720, 1,390,917, and 1,366,212, respectively. Accordingly, these common stock equivalents were not included in the computation of diluted earnings per share, for the years presented, but may be dilutive to future basic and diluted earnings per share.

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

          Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and establishes a new-cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.

     (j)  Reclassifications
          -----------------

          Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with classifications adopted in 1998.

     (k)  Fair Value Disclosure
          ---------------------

          At June 30, 1998, the book value of the Company's financial instruments approximates fair value except as disclosed in note 2.

     (l)  Stock-Based Compensation
          ------------------------

          The Company has adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 permits entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (m)  Other Assets
          ------------

          Other assets are comprised of a purchased customer list, patent, and security deposits. The customer list and patent were acquired in fiscal year 1998. Amortization of the customer list and patents are computed using the straight-line method over the estimated useful lives of the related assets, which range from four to nine years. On an ongoing basis, management reviews the valuation of the customer list and patent to determine possible impairment by comparing the carrying value to undiscounted estimated future cash flows from the related assets.

(2)  Marketable Investment Securities
     --------------------------------

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 1998 and 1997, were as follows:

                                                    Gross         Gross
                                                  unrealized    unrealized
                                    Amortized      holding        holding
                                      cost          gains         losses       Fair value
                                   -----------    ----------    ----------     ----------
At June 30, 1998

Held-to-maturity:
  U.S. government obligations      $13,605,683      1,140          (21,591)    13,585,232
  Corporate bonds and notes          7,856,801        910          (10,113)     7,847,598
                                   -----------     ------       ----------     ----------
                                   $21,462,484      2,050          (31,704)    21,432,830
                                   ===========      =====       ==========     ==========
Available-for-sale:
  U.S. government obligations      $ 3,806,744      1,460                -      3,808,204
  Domestic bank obligations          1,009,885        740                -      1,010,625
  Foreign bank obligations           7,021,725      1,469             (602)     7,022,592
  Mortgage-backed securities           979,672          -           (3,577)       976,095
  Corporate bonds and notes          4,050,440      3,157           (1,170)     4,052,427
  Certificate of deposit               182,032          -                -        182,032
                                   -----------     ------       ----------     ----------
                                   $17,050,498      6,826           (5,349)    17,051,975
                                   ===========      =====       ==========     ==========

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)  Marketable Investment Securities (continued)
     --------------------------------

                                                    Gross         Gross
                                                  unrealized    unrealized
                                    Amortized      holding        holding
                                      cost          gains         losses       Fair value
                                   -----------    ----------    ----------     ----------
At June 30, 1997

Held-to-maturity:
 U.S. government obligations       $14,929,059       1,467         (39,728)    14,890,798
 Corporate bonds and notes           6,395,864           -         (25,754)     6,370,110
                                   -----------      ------        --------     ----------
                                   $21,324,923       1,467         (65,482)    21,260,908
                                   ===========       =====         =======     ==========

Available-for-sale:
 U.S. government obligations       $ 6,931,123       2,243               -      6,933,366
 Federal agency obligations          3,409,870       4,089               -      3,413,959
 Foreign bank obligations            4,099,846           -          (2,177)     4,097,669
 Mortgage-backed securities          2,145,744       5,653               -      2,151,397
 Corporate bonds and notes             912,628           -          (4,426)       908,202
 Certificate of deposit                172,159           -               -        172,159
                                   -----------      ------        --------     ----------
                                   $17,671,370      11,985          (6,603)    17,676,752
                                   ===========       =====         =======     ==========

    Maturities of debt securities classified as available-for-sale and held-to-maturity are as follows at June 30, 1998. (Maturities of mortgage backed securities have been presented based upon estimated cash flows assuming no change in the current interest rate environment):

                                                 Amortized            Fair
                                                   cost               value
                                                -----------         ----------
Held-to-maturity:
  Due within one year                           $ 7,651,580          7,641,557
  Due after one year through five years          13,810,904         13,791,273
                                                -----------         ----------
                                                $21,462,484         21,432,830
                                                ===========         ==========
Available-for-sale:
  Due within one year                           $ 8,613,783          8,615,576
  Due after one year through five years           8,436,715          8,436,399
                                                -----------         ----------
                                                $17,050,498         17,051,975
                                                ===========         ==========

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)  Notes Payable
     -------------

     The Company entered into equipment financing agreements with two commercial financial institutions. Under the agreements, the Company borrowed $1,232,292, at an interest rate of approximately 10.5 percent. Monthly payments are made over 48 months using a payment factor of 2.5383 percent of the amount borrowed. Principal payments subsequent to June 30, 1998 are $128,843, payable in fiscal 1999. At the completion of the 48-month period, if the Company chooses to keep the equipment, it may either make a final payment of 15 percent of the amount of the original loan or make additional payments at a reduced rate for a period of 18 months. The note is secured by certain equipment having a value exceeding the remaining principal balance.


(4)  Leases
     ------

     The Company leases office and laboratory space under three noncancelable operating leases. Future minimum lease payments under these leases as of June 30, 1998 are as follows:

     Fiscal year ending:
        1999                                                 $ 1,466,752
        2000                                                   1,619,021
        2001                                                   1,585,749
        2002                                                   1,585,749
        2003                                                   1,585,749
        Thereafter                                             6,955,467
                                                             -----------
                                                             $15,853,787
                                                             ===========

     Rental expense was $1,282,308 in 1998, $1,014,931 in 1997, and $433,000
     in 1996.

(5)  Stock-Based Compensation
     ------------------------

     Prior to 1992, the Company granted Nonqualified stock options to directors, employees, and other key individuals providing services to the Company. In 1992, the Company adopted the "1992 Employee, Director, and Consultant Fixed Stock Option Plan" and has reserved 2,000,000 shares of common stock for issuance upon the exercise of options that the Company plans to grant from time to time under this plan. The exercise price of options is equivalent to the estimated fair market value of the stock at the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over five years and expire ten years from date of grant. Options for 1,758,262 shares have been granted as of June 30, 1998 under the 1992 plan and are included in the schedule below. For financial statement presentation purposes, the Company has recorded as deferred compensation expense the excess of the deemed value of the common stock at the date of grant over the exercise price. The compensation expense will be amortized ratably over the vesting period. Amortization expense was $530,534, $530,533, and $701,487 for the years ended June 30, 1998, 1997, and 1996, respectively.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) Stock-Based Compensation (continued)
    ------------------------

       A summary of activity is as follows:

                                    1998                   1997                    1996
                           ----------------------    -------------------     -------------------
                                        Weighted-              Weighted-               Weighted-
                              Number     average     Number     average      Number     average
                                of      exercise       of      exercise        of      exercise
                              shares      price      shares      price       shares      price
                              ------    ---------    ------    ---------     ------    ---------
Options outstanding at
 beginning of year           1,334,707   $17.08     1,288,925    $ 8.48       968,957    $ 3.10
Plus options granted           492,600    19.82       486,156     28.82       415,266     19.38
Less:
Options exercised               81,740     3.91       373,329      1.69        80,346      1.98
Options canceled or
 expired                       103,090    18.67        67,045     18.17        14,952      5.67
                             ---------              ---------               ---------
Options outstanding at
 end of year                 1,642,477   $18.47     1,334,707    $17.08     1,288,925    $ 8.48
                            ==========              =========               =========
Weighted - average fair
 value of options
 granted during the year                 $12.01                   19.04                   12.48


     The following table summarizes information about fixed stock options outstanding at June 30, 1998:

                              Options outstanding                  Options exercisable
                   ---------------------------------------     -----------------------------
                     Number        Weighted-                     Number
                   outstanding      average      Weighted-     exercisable    Weighted-
   Range of            at          remaining      average          at          average
   exercise         June 30,      contractual     exercise      June 30,       exercise
    prices            1998           life          price          1998          price
--------------     -----------    -----------    ---------     ----------     ---------
$ .028 -  7.00        476,684         5.8         $ 4.90         374,454       $ 4.42
 15.00 - 25.00        769,710         9.1          21.42         128,649        24.41
 26.00 - 40.25        396,083         8.9          29.06          79,831        29.31
                    ---------                                    -------
  .028 - 40.25      1,642,477         7.9          18.47         582,934        12.24
                    =========                                    =======

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(5)  Stock-Based Compensation (continued)
     ------------------------

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have been changed to the following pro forma amounts:

                                          1998          1997           1996
                                      -----------   -----------     ----------
Net loss              As reported     $ 9,797,035   $ 9,206,280     $5,897,473
                      Pro forma        13,590,274    10,837,607      6,052,988

Basic and diluted
  loss per share      As reported            1.05          1.03           0.78
                      Pro forma              1.46          1.22           0.80


     The pro forma net loss reflects only options granted in 1998, 1997, and 1996. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net losses as shown above may not be representative of the effects on reported net losses or earnings for future years.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 5.5 percent, 6.4 percent, and 6.4 percent; expected dividend yields of 0 percent for all years; expected lives of 5.6 years, 5.5 years, and 5.2 years; and expected volatility of 63 percent, 70 percent, and 70 percent.

(6)  Common and Preferred Stock
     --------------------------

     In February 1995, the Company completed a private placement wherein the placement agents received warrants to purchase 31,572 shares of the Company's common stock through the year 2002 at a price of $15.40 of which 26,243 are still outstanding as of June 30, 1998.

     In October 1997, the Company entered into an arrangement with Swiss Bank Corporation, London Branch (SBC) under which the Company simultaneously purchased and sold call options on its own common stock resulting in a payment of $100,000 to the Company, which has been recorded in the accompanying balance sheet as additional paid-in capital. The capped call option purchased by the Company (Contract A) gives the Company the right, at option expiration, to (i) purchase 400,000 shares of its own stock at a strike price of $32.25 or (ii) receive a cash settlement in an amount equal to the difference between the strike price and the lesser of the market price at the exercise date or the cap price of $40.50.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(6)  Common and Preferred Stock (continued)
     --------------------------

     The call option sold by the Company (Contract B) gives SBC the right, at option expiration, to purchase 400,000 shares of newly issued Myriad common stock, subject to the effectiveness of a registration statement, at a strike price of $40.50. Alternatively, the Company may elect to cash settle, or net share settle the option. It is management's intent to cash settle Contract A, and if the market price exceeds $40.50 at the options expiration date, to settle Contract B through the issuance of Myriad stock. If both contracts are exercised, the Company may receive up to $19,500,000, or $48.75 per share. Both call options will expire in December 1998.

     SBC has advised the Company that it has engaged, and may engage, in transactions, including buying and selling shares of the Company's common stock, to offset its risk relating to the options. Purchases and sales could affect the market price of the Company's common stock.

(7)  License Agreements
     ------------------

     The Company has entered into license agreements with certain organizations and academic institutions. The agreements granted the Company exclusive worldwide licenses to certain technologies and patent applications that the Company believes will be useful in the development of diagnostic and therapeutic products. In consideration for the licenses, the Company has paid $730,000, issued 28,416 shares of common stock, and granted 14,286 stock options. The Company is also required to make future payments totaling $15,000 and may make milestone payments of $725,000 upon achievement of certain events. The Company is also required to make royalty payments based on net sales of products or services subject to a minimum royalty upon commencement of sales.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)  Income Taxes
     ------------

     There was no income tax expense in 1998, 1997, or 1996 due to net operating losses. The difference between the expected tax benefit and the actual tax benefit is primarily attributable to the effect of net operating losses being offset by an increase in the Company's valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997, are presented below:

                                                  1998             1997
                                              ------------      -----------
Deferred tax assets:
 Net operating loss carryforwards             $ 16,737,000       11,857,000
 Research and development credits                  905,000          264,800
 Accrued expenses                                  366,000          186,800
 Unearned revenue                                1,015,000        2,118,000
                                              ------------      -----------
      Total gross deferred tax assets           19,023,000       14,426,600

 Less valuation allowance                      (17,545,000)     (13,426,600)
                                              ------------      -----------

      Net deferred tax assets                    1,478,000        1,000,000

Deferred tax liability - equipment,
 principally due to differences
 in depreciation                                 1,478,000        1,000,000
                                              ------------      -----------
      Total gross deferred tax liability         1,478,000        1,000,000
                                              ------------      -----------
      Net deferred tax liability              $          -                -
                                              ============      ===========

     The net change in the total valuation allowance for the years ended June 30, 1998 and 1997, was an increase of $4,118,400 and $7,288,300, respectively. Of the subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 1998, approximately $4,997,000 will be recognized as additional paid-in capital and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

     At June 30, 1998, the Company had total tax net operating losses of approximately $44,872,000 and total research and development credit carryforwards of approximately $905,000, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2007.

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

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(9)  Collaborative Research Agreements
     ---------------------------------

     In April 1997, the Company entered into a three-year collaborative research and license agreement and stock purchase agreement related to locating genes associated with prostate cancer and other cancers. Under the agreements, the Company may receive up to $60,000,000, excluding royalties. The Company received an equity investment of $4,000,000 in exchange for common stock. The Company also received a license fee of $4,000,000, which was recognized as revenue in 1997. The Company will receive $3,000,000 in annual research funding paid quarterly in advance for three years of which $3,000,000 and $750,000 has been received and recognized as revenue in 1998 and 1997, respectively. The three-year term may be extended for two additional one-year periods. The Company may also receive up to $35,000,000 upon achievement of specified milestones, of which $2,500,000 was received and recognized as revenue in 1998. The Company retains all rights to diagnostic products and genetic testing services using the developed technology while licensing to the collaborator all rights to therapeutic applications. The Company is entitled to receive royalties from sales of therapeutic products made by the collaborator.

     In September and April 1995, the Company entered into collaborative research and license agreements and stock purchase agreements with two pharmaceutical companies. In November 1997, the Company expanded one of these agreements. Under the agreements, the Company may receive up to $184,500,000. The Company received initial equity investments of $17,000,000 in exchange for Series D and Series C preferred stock, which were subsequently converted to common stock in conjunction with the Company's initial public offering. The Company may also receive $61,500,000 in annual research funding paid quarterly in advance for five years of which $34,500,000 has been received. The Company recognized $14,999,598, $9,982,054, and $6,338,624 as revenue relating to these agreements in 1998, 1997, and 1996, respectively. The Company may also receive up to $106,000,000 upon achievement of specified milestones of which $500,000 was received and recognized as revenue in 1998. The Company retains all rights to diagnostic products and genetic testing services using the developed technology while licensing to the collaborators all rights to therapeutic applications. The Company is entitled to receive royalties from sales of therapeutic products sold by the collaborators. The collaborations may be terminated if a steering committee comprised of an equal number of representatives of the Company and the collaborators determines that the research programs will not achieve their objectives in all areas.

     In August of 1992, the Company entered into a three-year collaboration and license agreement with a pharmaceutical company related to the discovery of the BRCA1 breast and ovarian cancer gene, under which the Company may receive up to approximately $4,000,000. This contract provided $1,800,000 over the life of the contract of which none was recognized in 1998 and 1997, and $50,000 was recognized as revenue in 1996. The contract also provides for the receipt of milestone payments of $1,160,000 of which $240,000 was received and recorded as revenues in 1996. The Company is also entitled to receive a specified royalty of net sales from any resulting products.

     Because the Company has granted therapeutic rights to its collaborative licensees as described above, the success of the programs is partially dependent upon the efforts of the licensees. Each of the above agreements may be terminated early. If any of the licenses terminates the above agreements, such termination may have a material adverse effect on the Company's operations.

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10) Employee Deferred Savings Plan and Stock Purchase Plan
     ------------------------------------------------------

     The Company has a deferred savings plan which qualifies under section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are covered by the plan. The Company makes matching contributions of 50 percent of each employee's contribution with the employer's contribution not to exceed four percent of the employee's compensation. The Company's contribution to the plan was $273,851, $205,866, and $100,461 in 1998, 1997, and 1996, respectively.

     The Company has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the Board of Directors and stockholders in December 1994, under which a maximum of 200,000 shares of common stock may be purchased by eligible employees. At June 30, 1998, 15,508 shares of common stock had been purchased under the Plan. Because the discount allowed to employees under the Plan approximates the Company's cost to issue equity instruments, the Plan is not deemed to be compensatory and, therefore, is excluded from the pro forma loss shown in note 5.

(11) Accounting Standards Issued Not Yet Adopted
     -------------------------------------------

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements, which are effective for periods beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations, or cash flows.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
------       -----------------------

(10.44)  --  Lease Agreement-Research Park Building Phase II, dated March 6,
             1998, between the Boyer Research Park Associates VI, by its general partner, the Boyer Company, L.C. and the Registrant
(11.1)   --  Statement Regarding Computation of Earnings Per Share
(21.1)   --  Revised List of Subsidiaries of the Registrant
(23.1)   --  Consent of KPMG Peat Marwick LLP
(27.1)   --  Financial Data Schedule