Form 10-Q
period 1998-09-30
MYRIAD GENETICS INC
filed 1998-11-12
CIK 899923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998
                                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______________ to ____________


                       Commission file number:  0-26642
                                                -------

                             MYRIAD GENETICS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                     87-0494517
               --------                                     ----------
     (State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation or organization)


  320 WAKARA WAY, SALT LAKE CITY, UT                            84108
------------------------------------                            -----
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (801) 584-3600
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 As of November 9, 1998, the registrant had 9,400,192 shares of common stock outstanding.

                             MYRIAD GENETICS, INC.

                              INDEX TO FORM 10-Q

                                                                                      Page
                                                                                      ----
                                   PART I - Financial Information

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited)     3
          and June 30, 1998

          Condensed Consolidated Statements of Operations for the three months ended     4
          September 30, 1998 and 1997 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the three months ended     5
          September 30, 1998 and 1997 (unaudited)

          Notes to Consolidated Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                          8


                                   PART II - Other Information

Item 1.   Legal Proceedings                                                              13

Item 2.   Changes in Securities                                                          13

Item 3.   Defaults Upon Senior Securities                                                13

Item 4.   Submission of Matters to a Vote of Security Holders                            13

Item 5.   Other Information                                                              13

Item 6.   Exhibits and Reports on Form 8-K                                               13

SIGNATURE(S)                                                                             14

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                Sept.. 30, 1998
                                                                                  (Unaudited)             June 30, 1998
                                         Assets                                 ------------------       ------------------
                                         ------
Current assets:
  Cash and cash equivalents                                                            $9,230,572        $14,595,034
  Marketable investment securities                                                      6,842,430         16,267,156
  Prepaid expenses                                                                        759,316            266,679
  Trade accounts receivables, less allowance for doubtful accounts of $75,000
       at Sept. 30, 1998, $66,000 at June 30, 1998                                        669,944            471,327
  Non-trade receivables                                                                    85,109            117,053
                                                                                    -------------       ------------
          Total current assets                                                         17,587,371         31,717,249
                                                                                    -------------       ------------
Equipment and leasehold improvements:
  Equipment                                                                            16,983,063         16,049,721
  Leasehold improvements                                                                2,313,488          2,288,241
                                                                                    -------------       ------------
                                                                                       19,296,551         18,337,962
  Less accumulated depreciation and amortization                                        6,653,087          5,902,926
                                                                                    -------------       ------------
          Net equipment and leasehold improvements                                     12,643,464         12,435,036
Long-term marketable investment securities                                             31,627,353         22,247,303
Other assets                                                                              950,198            992,384
                                                                                    -------------       ------------
                                                                                      $62,808,386        $67,391,972
                                                                                    =============       ============
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
  Accounts payable                                                                     $3,763,714         $5,121,279
  Accrued liabilities                                                                   1,846,599          1,938,722
  Deferred revenue                                                                      2,132,699          2,722,115
  Current portion of notes payable                                                         37,375            128,843
                                                                                    -------------       ------------
          Total current liabilities                                                     7,780,387          9,910,959
                                                                                    -------------       ------------
Stockholders' equity
  Common stock, $0.01 par value, 15,000,000 shares authorized; issued and outstanding 9,355,692 shares on September 30, 1998 and
   9,337,501 shares on June 30, 1998                                                       93,557             93,375
  Additional paid-in capital                                                           91,984,629         91,907,034
 Fair value adjustment on available-for-sale marketable investment securities              94,555              1,477
  Deferred compensation                                                                 (497,813)           (576,446)
  Accumulated deficit                                                                (36,646,929)        (33,944,427)
                                                                                    -------------       ------------
          Net stockholders' equity                                                     55,027,999         57,481,013
                                                                                    -------------       ------------
                                                                                      $62,808,386        $67,391,972
                                                                                    =============       ============

    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Three Months Ended
                                                                      ------------------
                                                             Sept. 30, 1998           Sept. 30, 1997
                                                               (Unaudited)              (Unaudited)
                                                             --------------           --------------
Research revenue                                              $4,646,516                 $5,515,042
Genetic testing revenue                                          913,470                    409,545
                                                             --------------           --------------
          Total revenues                                       5,559,986                  5,924,587
Costs and expenses:
  Research and development expenses                            5,817,490                  6,200,637
  Selling, general and administrative expenses                 2,555,415                  2,137,228
  Genetic testing cost of revenue                                602,872                    235,999
                                                             --------------           --------------
          Total costs and expenses                             8,975,777                  8,573,864
                                                             --------------           --------------
          Operating loss                                      (3,415,791)                (2,649,277)
Other income (expense):
  Interest income                                                696,219                    864,803
  Interest expense                                                (2,371)                   (11,448)
  Other                                                           19,441                        121
                                                             --------------           --------------
                                                                 713,289                    853,476
                                                             --------------           --------------
          Net loss                                           ($2,702,502)               ($1,795,801)
                                                             ==============           ==============
Basic and diluted loss per share                                  ($0.29)                    ($0.19)
                                                             ==============           ==============
Basic and diluted weighted average shares outstanding          9,342,942                  9,237,843

    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                 Sept. 30, 1998      Sept. 30, 1997
                                                                                  (Unaudited)          (Unaudited
                                                                                 -------------       ------------
Cash flows from operating activities:
  Net loss                                                                       ($2,702,502)        ($1,795,801)

  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                   840,594             769,116
     Loss on sale of assets                                                           11,937                  --
     Bad debt expense                                                                  9,000                  --
     Increase in trade receivables                                                  (207,617)             (3,310)
     Decrease (increase) in non-trade receivables                                     31,942             (34,696)
     Decrease (increase) in prepaid expenses                                        (492,637)            289,162
     Decrease in other assets                                                         42,188                  --
     Increase (decrease) in accounts payable and accrued
         expenses                                                                 (1,449,690)            459,566
     Decrease in deferred revenue                                                   (589,416)           (274,497)
                                                                           -----------------      --------------
          Net cash used in operating activities                                   (4,506,201)           (590,460)
                                                                           -----------------      --------------
Cash flows from investing activities:

  Proceeds from sale of equipment                                                      2,595                  --
  Capital expenditures                                                              (984,921)           (725,631)
  Net change in marketable investment securities                                     137,755           6,044,404
                                                                           -----------------       -------------
          Net cash provided by (used in) investing activities                       (844,571)          5,318,773
                                                                           -----------------       -------------
Cash flows from financing activities:

  Net payments of notes payable                                                      (91,467)            (82,516)
  Net proceeds from issuance of common stock                                          77,777             125,667
                                                                           -----------------       -------------
          Net cash provided by (used in) financing activities                        (13,690)             43,151
                                                                           -----------------       -------------
Net increase (decrease) in cash and cash equivalents                              (5,364,462)          4,771,464
Cash and cash equivalents at beginning of period                                  14,595,034          15,675,763
                                                                           ------------------      -------------
Cash and cash equivalents at end of period                                        $9,230,572         $20,447,227
                                                                           ==================      =============


    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     ---------------------

     The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. Operating results for the three-month period ended September 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

(2)  Subsequent Events
     -----------------

     In October 1998, the Company entered into a five-year collaboration with Schering AG, Germany, to utilize the Company's protein interaction technology ("ProNet") for drug discovery and development. Under the agreement, the Company will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered with ProNet. This collaboration may provide the Company with licensing fees, subscription fees, option payments and milestone fees with a value of up to $51,000,000.

(3)  Comprehensive Earnings (Loss)
     -----------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", effective July 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings (loss) and its components in financial statements. The components of the Company's comprehensive earnings (loss) are as follows:

                                                       Three Months Ended         Three Months Ended
                                                       September 30, 1998         September 30, 1998
                                                          (unaudited)                (unaudited)
                                                       ------------------         ------------------
Net loss                                                  ($2,702,502)                 ($1,795,801)

Unrealized gain (loss) on available for-sale
Marketable investment securities                               93,078                       (5,291)
                                                       ------------------         ------------------
Comprehensive loss                                        ($2,609,424)                 ($1,801,092)
                                                       ==================         ==================

(4)  Net Loss Per Common and Common Equivalent Share
     -----------------------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128.

     SFAS 128 establishes a different method of computing earnings (loss) per common and common-equivalent share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share. Basic is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

     In calculating earnings (loss) per common and common-equivalent share the net income (loss) and the weighted average common and common-equivalent shares outstanding were the same for both the basic and diluted calculation.

     For the three months ended September 30, 1998 and September 30, 1997, there were antidilutive common stock equivalents of 2,155,178 and 1,342,497, respectively. Accordingly, these common stock equivalents were not included in the computation of diluted earnings per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a genetic testing laboratory, and supporting collaborative research agreements. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements and sales of genetic tests. The Company has been unprofitable since its inception and, for the quarter ended September 30, 1998, the Company had a net loss of $2,702,502 and as of September 30, 1998 had an accumulated deficit of $36,646,929.

In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis Corporation ("Novartis"). This collaboration may provide the Company with an equity investment, research
funding and potential milestone payments of up to $60,000,000.   The Company is
entitled to receive royalties from sales of therapeutic products sold by Novartis. The Company recognized $1,426,440 in revenue under this agreement for the quarter ended September 30, 1998.

In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration may provide the Company with an equity investment, research funding and potential milestone payments of up to $71,000,000. In November 1997, the Company announced an expansion of its collaborative research and development arrangement with Bayer. The expanded collaboration may provide the Company with additional research funding and potential milestone payments of up to $54,000,000 or a total potential of up to $125,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer. The Company recognized $2,470,076 in revenue under this agreement for the quarter ended September 30, 1998.

In October 1996, the Company announced the introduction of BRACAnalysis, a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, the Company announced the introduction of CardiaRisk which may assist physicians both in (i) identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and (ii) identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized genetic testing revenues, primarily from BRACAnalysis, of $913,470 for the quarter ended September 30, 1998.

In April 1997, the Company commenced a three-year collaborative research and development arrangement with Schering Corporation ("Schering"). The three-year term may be extended for two additional one-year periods. This collaboration may provide the Company with an equity investment, license fees, research funding and potential milestone payments totalling up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Schering. The Company recognized $750,000 in revenue under this agreement for the quarter ended September 30, 1998.

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

SUBSEQUENT EVENT

In October 1998, the Company entered into a five-year collaboration with Schering AG, Germany, to utilize the Company's protein interaction technology ("ProNet") for drug discovery and development. Under the agreement, the Company will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered with ProNet. This collaboration may provide the Company with licensing fees, subscription fees, option payments and milestone fees with a value of up to $51,000,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Research revenues for the quarter ended September 30, 1998 were $4,646,516 as compared to $5,515,042 for the same quarter of 1997. Greater research revenue recognized during the quarter ended September 30, 1997 versus the current quarter is the result of a $2,000,000 milestone payment from Schering received by the Company in 1997. Excluding the milestone payment, the Company's ongoing research revenue increased $1,131,474 for the quarter ended September 30, 1998 versus the same quarter of 1997. This increase is primarily the result of the expanded scope of the Bayer agreement. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

Genetic testing revenues of $913,470 were recognized in the quarter ended September 30, 1998, an increase of 123% or $503,925 over the same quarter of the prior year. The test for genetic predisposition to breast and ovarian cancer was launched by the Company in October 1996 and the test for heart disease and hypertension risk was launched by the Company in January 1998. Sales and marketing efforts since that time have given rise to the increased revenues for the quarter ended September 1998. There can be no assurance, however that genetic testing revenues will continue to increase at the historical rate.

Research and development expenses for the quarter ended September 30, 1998 were $5,817,490 as compared to $6,200,637 for the same quarter of 1997. Research and development expenses were greater in the quarter ended September 30, 1997 versus the same quarter of 1998 as a result of expenses incurred by the Company related to a milestone achieved by one of its academic collaborators during the fiscal 1997 quarter. Excluding the milestone expense, the Company's research and development expenses increased for the quarter ended September 30, 1998 as compared to the same quarter of 1997. This increase was primarily due to an increase in research activities as a result of the progress in the Company's collaborations with Novartis, Bayer and Schering as well as those programs funded by the Company. The increased level of research spending includes third-party research programs, increased depreciation charges related to purchasing additional research equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

Selling, general and administrative expenses for the quarter ended September 30, 1998 were $2,555,415 as compared to $2,137,228 for the same quarter of 1997.
The increase was attributable to costs associated with the ongoing promotion of BRACAnalysis as well as additional administrative, sales, marketing and education personnel, market research activities, education material development, and facilities-related costs. The Company expects its selling, general and administrative expenses will continue to increase in support of its genetic testing business and its research and development efforts.

Interest income for the quarter ended September 30, 1998 was $696,219 as compared to $864,803 for the same quarter of 1997. Cash, cash equivalents, and marketable investment securities were $61,799,207 at September 30, 1997 as compared to $47,700,355 at September 30, 1998. This decrease in cash and investments, attributable to expenditures incurred in the ordinary course of business, has resulted in reduced interest income. Interest expense for the quarter ended September 30, 1998, amounting to $2,371, was due entirely to borrowings under the Company's equipment financing facility.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,506,201 during the quarter ended September 30, 1998 and $590,460 during the same quarter of 1997. Cash used in operating activities is comprised of changes in the following financial statement accounts: depreciation and amortization, loss on sale of assets, bad debt expense, trade receivables, non-trade receivables, prepaid expenses, other assets, accounts payable and accrued expenses, and deferred revenue. Trade receivables for the three months ended September 30, 1998 increased $207,617. This increase is primarily attributable to the 29% increase in genetic testing revenue for the quarter ended September 30, 1998 as compared to testing revenue for the quarter ended June 30, 1998. Non-trade receivables decreased $31,942 between June 30, 1998 and September 30, 1998 primarily as a result of certain patent legal fees which the Company has incurred and which were reimbursed by one of the Company's collaborative partners. Prepaid expenses increased $492,637 during the quarter ended September 30, 1998. The increase is primarily due to advance payments to purchase lab supplies at a discount. These expenses were offset by advance royalties and insurance premiums being expensed during the quarter. Accounts payable and accrued expenses decreased $1,449,690 between June 30, 1998 and September 30, 1998 primarily as a result of payments for lab supplies and equipment which were accrued into the prior quarter. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased $589,416 during the quarter ended September 30, 1998.

The Company's investing activities used cash of $844,571 in the three months ended September 30, 1998 and provided cash of $5,318,773 in the three months ended September 30, 1997. Investing activities were comprised primarily of capital expenditures for research equipment.

Financing activities used $13,690 during the quarter ended September 30, 1998. The Company reduced the principal on its equipment financing facility by $91,467. This decrease was offset by proceeds of $77,777 from the exercise of stock options. Financing activities provided $43,151 during the quarter ended September 30, 1997. The Company reduced the principal on its equipment financing facility by $82,516 and received proceeds from stock option exercises of $125,667 during the 1997 quarter.

The Company anticipates that its existing capital resources will be adequate to maintain its current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. The Company's future capital requirements will be substantial and will depend on many factors, including progress of the Company's research and development programs, the results and cost of clinical correlation testing of the Company's genetic tests, the costs of filing, prosecuting and enforcing patent claims, competing technological and market developments, payments received under collaborative agreements, changes in collaborative research relationships, the costs associated with potential commercialization of its gene discoveries, if any, including the development of manufacturing, marketing and sales capabilities, the cost and availability of third-party financing for capital expenditures and administrative and legal expenses. Because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

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

State of Readiness and Costs to Address the Year 2000 Issue

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

Risks of the Year 2000 Issue

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

Contingency Plan

After evaluating its internal compliance efforts as well as the compliance of third parties as described above, the Company will develop during calendar year 1999 appropriate contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not Year 2000 compliant. Some risks of the Year 2000 Issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the Year 2000 Issue.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The Company believes that this report on Form 10-Q contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the timely implementation by the Company of its plan to prepare its computer systems for the Year 2000, the costs to the Company of such preparation, and the timely conversion by other parties on which the Company's business relies; intense competition related to the discovery of disease-related genes and the possibility that others may discover, and the Company may not be able to gain rights with respect to, genes important to the establishment of a successful genetic testing business, difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited experience in operating a genetic testing laboratory; the Company's limited marketing and sales experience and the risk that tests which the Company has or may develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company is targeting or expects to target;

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

                          PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 2.        CHANGES IN SECURITIES.

(c)  Sales of Unregistered Securities
     --------------------------------

During the three months ended September 30, 1998, the Company issued a total of 7,834 shares of Common Stock to a consultant of the Company pursuant to the exercise of stock options at a weighted average price of $3.50 per share.

No person acted as an underwriter with respect to the transactions set forth above. In the foregoing instance, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") or Rule 701 promulgated under the Securities Act for the exemption from the registration requirements of the Securities Act, since no public offerings were involved.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number    Description
------    -----------
10.1 Memorandum of Lease between the Company and Boyer Foothill Associates, LTD. dated August 24, 1998.

10.2 Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August 24, 1998.

10.3      Subordination Agreement and Estoppel, Attornment and
          Non-Disturbance Agreement (Lease to Deed of Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998.

11.1      Statement Regarding Computation of Net Loss Per Share

27.1      Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------
No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MYRIAD GENETICS, INC.



Date: November 12, 1998        By: /s/ Peter D. Meldrum
                                   --------------------------
                               Peter D. Meldrum
                               President and Chief Executive Officer



Date: November 12, 1998        /s/   Jay M. Moyes
                               ---------------------------
                               Jay M. Moyes
                               Vice President of Finance and Chief Financial
                               Officer
                               (principal financial and accounting officer)

                             MYRIAD GENETICS, INC.


                                 EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

10.1 Memorandum of Lease between the Company and Boyer Foothill Associates, LTD. dated August 24, 1998.

10.2 Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August 24, 1998.

10.3 Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998.

11.1       Statement Regarding Computation of Net Loss Per Share

27.1       Financial Data Schedule