Form 10-Q
period 1998-12-31
MYRIAD GENETICS INC
filed 1999-02-12
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1998
                                              -----------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


            As of February 10, 1999, the registrant had 9,411,888
                      shares of common stock outstanding.

                             MYRIAD GENETICS, INC.


                              INDEX TO FORM 10-Q

                                                                                                 Page
                                                                                                 ----
                        PART I - Financial Information
Item 1.        Financial Statements.

               Condensed Consolidated Balance Sheets as of December 31, 1998 (unaudited)
               and June 30, 1998                                                                       3

               Condensed Consolidated Statements of Operations for the three months and
               six months ended December 31, 1998 and 1997 (unaudited)                                 4

               Condensed Consolidated Statements of Cash Flows for the three months and
               six months ended December 31, 1998 and 1997 (unaudited)                                 5

               Notes to Condensed Unaudited Consolidated Financial Statements                          6


Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                   8


                          PART II - Other Information

Item 1.        Legal Proceedings                                                                      13

Item 2.        Changes in Securities                                                                  13

Item 3.        Defaults Upon Senior Securities                                                        13

Item 4.        Submission of Matters to a Vote of Security Holders                                    13

Item 5.        Other Information                                                                      14

Item 6.        Exhibits and Reports on Form 8-K                                                       14

SIGNATURE(S)                                                                                          16

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         Dec. 31, 1998
                                                                          (Unaudited)     June 30, 1998
                                                                       ----------------  ----------------
                                Assets
                                ------
Current assets:
  Cash and cash equivalents                                            $     17,302,845  $     14,595,034
  Marketable investment securities                                            4,692,829        16,267,156
  Prepaid expenses                                                              722,049           266,679
  Trade accounts receivables, less allowance for doubtful
    accounts of $87,000 at December 31, 1998, $66,000 at
    June 30, 1998
  Non-trade receivables                                                          80,251           117,053
                                                                       ----------------  ----------------
          Total current assets                                               23,581,461        31,717,249
                                                                       ----------------  ----------------
Equipment and leasehold improvements:
  Equipment                                                                  12,096,432        16,049,721
  Leasehold improvements                                                      2,863,618         2,288,241
                                                                       ----------------  ----------------
                                                                             14,960,050        18,337,962
  Less accumulated depreciation and amortization                              5,757,091         5,902,926
                                                                       ----------------  ----------------
          Net equipment and leasehold improvements                            9,202,959        12,435,036
Long-term marketable investment securities                                   25,415,036        22,247,303
Other assets                                                                    908,010           992,384
                                                                       ----------------  ----------------
                                                                       $     59,107,466  $     67,391,972
                                                                       ================  ================
                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current liabilities:
  Accounts payable                                                     $      3,241,081  $      5,121,279
  Accrued liabilities                                                         1,672,508         1,938,722
  Deferred revenue                                                            1,734,686         2,722,115
  Current portion of notes payable                                                   --           128,843
                                                                       ----------------  ----------------
          Total current liabilities                                           6,648,275         9,910,959
                                                                       ----------------  ----------------
Stockholders' equity
  Common stock, $0.01 par value, 15,000,000 shares authorized;
  issued and outstanding 9,411,888 at December 31, 1998 and 9,337,501
  at June 30, 1998                                                               94,119            93,375

  Additional paid-in capital                                                 92,286,329        91,907,034
  Fair value adjustment on available-for-sale marketable investment             (34,530)            1,477
  Deferred compensation                                                        (389,539)         (576,446)
  Accumulated deficit                                                       (39,497,188)      (33,944,427)
                                                                       ----------------  ----------------
          Net stockholders' equity                                           52,459,191        57,481,013
                                                                       ----------------  ----------------
                                                                       $     59,107,466  $     67,391,972
                                                                       ================  ================

    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                   Three Months Ended              Six Months Ended
                                                                   ------------------              ----------------
                                                            Dec. 31, 1998   Dec. 31, 1997   Dec. 31, 1998   Dec. 31, 1997
                                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                           ---------------  --------------  -------------   --------------
Revenues:

  Research revenue                                         $     4,536,512  $    4,563,890  $   9,183,028   $   10,078,932
  Genetic testing revenue                                        1,210,959         524,918      2,124,429          934,463
                                                           ---------------  --------------  -------------   --------------
          Total revenues                                         5,747,471       5,088,808     11,307,457       11,013,395
                                                           ---------------  --------------  -------------   --------------
Expenses:
  Research and development expense                               5,681,806       5,005,520     11,499,295       11,206,159
  Selling, general and administrative
  expense                                                        2,760,301       2,869,428      5,315,717        5,006,656
  Genetic testing cost of revenue                                  778,936         305,587      1,381,808          541,585
                                                           ---------------  --------------  -------------   --------------
          Total costs and expenses                               9,221,043       8,180,535     18,196,820       16,754,400
                                                           ---------------  --------------  -------------   --------------
          Operating loss                                        (3,473,572)     (3,091,727)    (6,889,363)      (5,741,005)
Other income (expense):
  Interest income                                                  579,471         836,555      1,275,690        1,701,359
  Interest expense                                                  (3,908)         (9,449)        (6,279)         (20,897)
  Gain on sale of assets                                            47,750               -         67,191              121
                                                           ---------------  --------------  -------------   --------------
                                                                   623,313         827,106      1,336,602        1,680,583
                                                           ---------------  --------------  -------------   --------------
          Net loss                                             ($2,850,259)    ($2,264,621)   ($5,552,761)     ($4,060,422)
                                                           ===============  ==============  =============   ==============
Basic and diluted loss per share                                    ($0.30)         ($0.24)        ($0.59)          ($0.44)
                                                           ===============  ==============  =============   ==============
Basic and diluted weighted average shares outstanding
                                                                 9,391,844       9,279,892      9,367,393        9,259,025



    See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended                  Six Months Ended
                                                       --------------------------------   --------------------------------
                                                          Dec. 31, 1998   Dec. 31, 1997   Dec. 31, 1998      Dec. 31, 1997
                                                           (Unaudited)     (Unaudited)     (Unaudited)        (Unaudited)
                                                        ---------------   -------------   -------------    ---------------
Cash flows from operating activities:
  Net loss                                                  ($2,850,259)    ($2,264,621)    ($5,552,761)       ($4,060,422)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                              909,487         804,825       1,750,082          1,573,941
     Loss (gain) on sale of equipment                               464               -          12,401               (121)
     Bad debt expense                                            12,000               -          21,000                  -
     Increase in trade receivables                             (125,543)       (125,687)       (333,159)          (128,997)
     Decrease (increase) in non-trade receivables                 4,858         (12,579)         36,800             85,797
     Decrease (increase) in prepaid expenses                     37,267        (115,844)       (455,370)           173,318
     Decrease in other assets                                    42,187               -          84,375                  -
     Increase (decrease) in accounts payable
          and accrued expenses                                 (696,723)        301,124      (2,146,413)           627,618
     Decrease in deferred revenue                              (398,013)       (349,230)       (987,429)          (623,727)
                                                        ---------------   -------------   -------------    ---------------
          Net cash used in operating activities              (3,064,275)     (1,762,012)     (7,570,474)        (2,352,593)
                                                        ---------------   -------------   -------------    ---------------
Cash flows from investing activities:
  Capital expenditures                                         (912,957)       (715,454)     (1,897,878)        (1,441,865)
  Proceeds from sale of equipment                             3,551,784               -       3,554,379                901
  Net change in marketable investment securities              8,232,833      (1,122,564)      8,370,588          4,921,840
                                                        ---------------   -------------   -------------    ---------------
          Net cash provided by (used in) investing
          activities                                         10,871,660      (1,838,018)     10,027,089          3,480,876
                                                        ---------------   -------------   -------------    ---------------
Cash flows from financing activities:
  Net payments of notes payable                                 (37,376)        (84,388)       (128,843)          (166,904)
  Net proceeds from issuance of common stock                    302,264         245,948         380,039            371,615
                                                        ---------------   -------------   -------------    ---------------
          Net cash provided by financing activities             264,888         161,560         251,196            204,711
                                                        ---------------   -------------   -------------    ---------------
Net increase (decrease) in cash and cash
equivalents                                                   8,072,273      (3,438,470)      2,707,811          1,332,994
Cash and cash equivalents at beginning of period              9,230,572      20,447,227      14,595,034         15,675,763
                                                        ---------------   -------------   -------------    ---------------
Cash and cash equivalents at end of period                  $17,302,845     $17,008,757     $17,302,845        $17,008,757
                                                        ===============   =============   =============    ===============


     See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)       Basis of Presentation
          ---------------------

          The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. Operating results for the three and six month periods ended December 31, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

(2)       Leases
          ------

          On December 31, 1998, the Company entered into a Master Lease Agreement with General Electric Capital Corporation ("G.E. Capital"). Under this agreement, the Company sold equipment with a value, net of depreciation, of $3,551,784 ("net book value") to G.E. Capital. The Company received proceeds from G.E. Capital equal to the net book value of the equipment. The Company in turn will lease back the equipment from G.E. Capital over a 48 month period. Future minimum lease payments under this noncancelable operating lease as of December 31, 1998 are as follows:

                     Fiscal year ending:
                                        1999             $  466,111
                                        2000                932,221
                                        2001                932,221
                                        2002                932,221
                                        2003                466,111
                                                         ----------
                                                         $3,728,885


          Under the Master Lease Agreement, the Company is subject to certain financial covenants. As of December 31, 1998, the Company was fully compliant.

(3)       Collaborative Research Agreements
          ---------------------------------

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

          In November 1998, the Company entered into a 15 month collaboration with Monsanto Company ("Monsanto"), to utilize ProNet for drug discovery and development. Under the agreement, Monsanto has the option to extend the research term for a period of twelve months. If the anticipated milestones, option payments, license fees and upfront payments are achieved, the value of the agreement may reach up to $15,000,000. The Company will also receive royalties on worldwide sales of drugs resulting from the discovery of novel targets found through use of the ProNet/TM/ technology.

     In December 1998, the Company announced an expansion of its collaborative research and development arrangement with Bayer. The expanded collaboration may provide the Company with additional research funding and potential milestone payments of up to $12,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer.

(4)  Comprehensive Earnings (Loss)
     -----------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", effective July 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings (loss) and its components in financial statements. The components of the Company's comprehensive earnings (loss) are as follows:

                                               Three Months Ended                              Six Months Ended
                                          ------------------------                         ------------------------
                                  Dec. 31, 1998             Dec. 31, 1997             Dec. 31, 1998            Dec. 31, 1997
                                   (unaudited)               (unaudited)               (unaudited)               (unaudited)
                           -------------------------   -----------------------   -----------------------   -----------------------
       Net loss                          ($2,850,259)              ($2,264,621)              ($5,552,761)              ($4,060,422)
       Unrealized gain (loss) on
        available-for-sale
        marketable investment
        securities                          (129,085)                    2,171                   (36,007)                   (3,120)
                           -------------------------   -----------------------   -----------------------   -----------------------
       Comprehensive loss                ($2,979,344)              ($2,262,450)              ($5,588,768)              ($4,063,542)
                           =========================   =======================   =======================   =======================

(5)  Net Loss Per Common and Common Equivalent Share
     -----------------------------------------------

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

     As of December 31, 1998 and December 31, 1997, there were antidilutive common stock equivalents of 1,894,699 and 1,373,356, respectively. Accordingly, these common stock equivalents were not included in the computation of diluted earnings per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a genetic testing laboratory, and supporting collaborative research agreements. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements and sales of genetic tests. The Company has been unprofitable since its inception and, for the quarter ended December 31, 1998, the Company had a net loss of $2,850,259 and as of December 31, 1998 had an accumulated deficit of $39,497,188.

In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis Corporation ("Novartis"). This collaboration may provide the Company with an equity investment, research funding and potential milestone payments of up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Novartis. The Company recognized $1,378,185 in revenue under this agreement for the quarter ended December 31, 1998.

In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration may provide the Company with an equity investment, research funding and potential milestone payments of up to $71,000,000. In November 1997 and again in December 1998, the Company announced expansions of its collaborative research and development arrangement with Bayer. The expanded collaboration may provide the Company with additional research funding and potential milestone payments of up to $54,000,000 and $12,000,000, respectively or a total potential of up to $137,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer. The Company recognized $2,341,660 in revenue under this agreement for the quarter ended December 31, 1998.

In October 1996, the Company announced the introduction of BRACAnalysis/TM/, a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, the Company announced the introduction of CardiaRisk/TM/ which may assist physicians both in (i) identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and (ii) identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized genetic testing revenues, primarily from BRACAnalysis/TM/, of $1,210,959 for the quarter ended December 31, 1998.

In April 1997, the Company commenced a three-year collaborative research and development arrangement with Schering Corporation ("Schering"). The three-year term may be extended for two additional one-year periods. This collaboration may provide the Company with an equity investment, license fees, research funding and potential milestone payments totalling up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Schering. The Company recognized $750,000 in revenue under this agreement for the quarter ended December 31, 1998.

In October 1998, the Company entered into a five-year collaboration with Schering AG, Germany, to utilize the Company's protein interaction technology ("ProNet/TM/") for drug discovery and development. Under the agreement, the Company will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered with ProNet/TM/. This collaboration may provide the Company with licensing fees, subscription fees, option payments and milestone fees with a value of up to $51,000,000.

In November 1998, the Company entered into a 15 month collaboration with Monsanto Company ("Monsanto"), to utilize ProNet/TM/ for drug discovery and development. Under the agreement, Monsanto has the option to extend the research term for a period of twelve months. If the anticipated milestones, option payments, license fees and upfront payments are achieved, the value of the agreement may reach up to $15,000,000. The Company will also receive royalties on worldwide sales of drugs resulting from the discovery of novel targets found through use of the ProNet/TM/ technology. The Company recognized $66,667 in revenue under this agreement for the quarter ended December 31, 1998.

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

Results of Operations for the Three Months Ended December 31, 1998 and 1997

Research revenues for the quarter ended December 31, 1998 were $4,536,512 as compared to $4,563,890 for the same quarter of 1997. Greater research revenue recognized during the quarter ended December 31, 1997 versus the current quarter is the result of a $950,000 contract expansion payment from Bayer received by the Company in 1997. Excluding the contract expansion payment, the Company's ongoing research revenue increased $922,622 for the quarter ended December 31, 1998 versus the same quarter of 1997. This increase is primarily the result of the expanded scope of the Bayer agreement. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

Genetic testing revenues of $1,210,959 were recognized in the quarter ended December 31, 1998, an increase of 131% or $686,041 over the same quarter of the prior year. Genetic testing revenue is comprised of sales of diagnostic tests resulting from the Company's discovery of the BRCA1 and BRCA2 breast and ovarian cancer genes. Sales and marketing efforts since that time have given rise to the increased revenues for the quarter ended December 31, 1998. There can be no assurance, however that genetic testing revenues will continue to increase at the historical rate.

Research and development expenses for the quarter ended December 31, 1998 increased to $5,681,806 from $5,005,520 for the same quarter of 1997. This increase was primarily due to an increase in research activities as a result of the progress in the Company's collaborations with Novartis, Bayer, Schering and Monsanto as well as those programs funded by the Company. The increased level of research spending includes ongoing development of ProNet/TM/, third-party research programs, increased depreciation charges related to purchasing additional research equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

Selling, general and administrative expenses for the quarter ended December 31, 1998 decreased $109,127 from the same quarter of 1997. During the quarter ended December 31, 1997, the Company was initiating a plan to dramatically increase its sales force. Start-up expenses for the sales staff included training, relocation, and sales supplies. For the quarter ended December 31, 1998, the company maintained a steady, well-trained sales force which resulted in fewer selling expenses. The Company expects its general and administrative expenses will continue to fluctuate as needed in support of its genetic testing business and its research and development efforts.

Interest income for the quarter ended December 31, 1998 decreased to $579,471 from $836,555 for the same quarter of 1997. Cash, cash equivalents, and marketable investment securities were $59,485,471 at December 31, 1997 as compared to $47,410,710 at December 31, 1998. This decrease in cash and investments, attributable to expenditures incurred in the ordinary course of business, has resulted in reduced interest income. Interest expense for the quarter ended December 31, 1998, amounting to $3,908, was due entirely to borrowings under the Company's equipment financing facility. The gain on sale of assets of $47,750 in the quarter ended December 31, 1998 is the result of the sale of out-dated equipment and realized gains on disposition of marketable investment securities.

Results of Operations for the Six Months Ended December 31, 1998 and 1997

Research revenues for the six months ended December 31, 1998 were $9,183,028 as compared to $10,078,932 for the same quarter of 1997. Greater research revenue recognized during the six month period ended December 31, 1997 versus the current period is the result of a $2,000,000 milestone payment from Schering and a $950,000 contract expansion payment from Bayer received by the Company in 1997. Excluding the milestone and contract expansion payment, the Company's ongoing research revenue increased $2,054,096 for the six months ended December 31, 1998 versus the same period of 1997. This increase is primarily the result of the expanded scope of the Bayer agreement. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

Genetic testing revenues of $2,124,429 were recognized in the six months ended December 31, 1998, an increase of $1,189,966 over the same six month period of 1997. Genetic testing revenue is comprised of sales of diagnostic tests resulting from the Company's discovery of the BRCA1 and BRCA2 breast and ovarian cancer genes. Sales and marketing efforts since that time have given rise to the increased revenues for the six months ended December 31, 1998. There can be no assurance, however that genetic testing revenues will continue to increase at the historical rate.

Research and development expenses for the six months ended December 31, 1998 increased to $11,499,295 from $11,206,159 for the prior year. This increase was primarily due to an increase in research activities as a result of the Company's collaborations with Novartis, Bayer, Schering, and Monsanto, as well as those programs funded by the Company. The increased level of research spending includes ongoing development of ProNet/TM/, third party research programs, increased depreciation charges related to purchasing additional equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

Selling, general and administrative expenses for the six months ended December 31, 1998 increased by $309,061 to $5,315,717 from $5,006,656 in the six month period in the prior year. The increase was primarily attributable to costs associated with the ongoing promotion of BRACAnalysis/TM/ as well as additional administrative, sales, marketing and education personnel, market research activities, educational material development, and facilities-related costs. The Company expects its general and administrative expenses will continue to fluctuate as needed in support of its genetic testing business and its research and development efforts.

Interest income for the first six months of fiscal year 1999 decreased to $1,275,690 from $1,701,359 for the first six months of fiscal year 1998. Cash, cash equivalents, and marketable investment securities were $59,485,471 at December 31, 1997 as compared to $47,410,710 at December 31, 1998. This decrease in cash and investments, attributable to expenditures incurred in the ordinary course of business, has resulted in reduced interest income. Interest expense for the six months ended December 31, 1998, amounting to $6,279, was due entirely to borrowings under the Company's equipment financing facility. The gain on sale of assets of $67,191 in the six months ended December 31, 1998 is the result of the sale of out-dated equipment and realized gains on disposition of marketable investment securities.

Liquidity and Capital Resources

Net cash used in operating activities was $3,064,275 during the quarter ended December 31, 1998 and $1,762,012 during the same quarter of the prior fiscal year. Cash used in operating activities is comprised of changes in the following financial statement accounts: depreciation and amortization, loss on sale of assets, bad debt expense, trade receivables, non-trade receivables, prepaid expenses, other assets, accounts payable and accrued expenses, and deferred revenue. Trade receivables for the three months ended December 31, 1998 increased $125,543. This increase is primarily attributable to the 33% increase in genetic testing revenue for the quarter ended December 31, 1998 as compared to testing revenue for the quarter ended September 30, 1998. Prepaid expenses decreased $37,267, from $759,316 to $722,049, during the quarter ended December 31, 1998. The decrease is primarily due to advanced royalties and insurance premiums being expensed during the quarter. Accounts payable and accrued expenses decreased by $696,723 between September 30, 1998 and December 31, 1998 primarily as a result of a large order of lab materials which was included as payable on September 30, 1998 and paid for during the quarter ended December 31, 1998. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased from $2,132,699 to $1,734,686 during the quarter ended December 31, 1998.

The Company's investing activities provided cash in the amount of $10,871,660 in the three months ended December 31, 1998 and used cash of $1,838,018 in the three months ended December 31, 1997. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and marketable investment securities. During the quarter ended December 31, 1998, the Company entered into a Master Lease Agreement with General Electric Capital Corporation ("G.E. Capital"). Under this agreement, the Company sold equipment with a value, net of depreciation, of $3,551,784 ("net book value") to G.E. Capital. The Company received proceeds from G.E. Capital equal to the net book value of the equipment. Also during the quarter ended December 31, 1998, the Company shifted a portion of its investment in marketable securities from longer term investments to cash and cash equivalents in order to take advantage of more favorable interest rates.

Financing activities provided $264,888 during the quarter ended December 31, 1998. The Company reduced the amount of principal owing on its equipment financing facility by $37,376. This use of cash was more than offset by cash proceeds from the exercise of options. Financing activities provided $161,560 during the quarter ended December 31, 1997 primarily as a result of payments to reduce the principal on its equipment financing facility in the amount of $84,388, offset by cash proceeds from the exercise of options.

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

A second, more in-depth analysis ("Phase II") is currently ongoing. Internally, Phase II will include the testing of internally developed systems. The internal portion of Phase II, although well underway, is not expected to be completed until the end of its 1999 fiscal year. The Company presently believes that with modifications to existing software and conversions to new software and systems, the Year 2000 Issue will not pose significant operational problems for its computer and other information systems. If required, the Company will utilize both internal and external resources to reprogram, or replace, and test the software and systems for Year 2000 modifications. Externally, Phase II of the Company's preparations for the Year 2000 Issue will consist of soliciting and obtaining certification of Year 2000 compliance from third-party software vendors and determining the readiness of its significant suppliers and customers.

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


Item 2.   Changes in Securities.

(c)  Sales of Unregistered Securities
     --------------------------------

During the three months ended December 31, 1998, the Company issued a total of 2,200 shares of Common Stock to a consultant of the Company pursuant to the exercise of stock options at a weighted average price of $.028 per share.

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


Item 3.   Defaults Upon Senior Securities.

None.


Item 4.   Submission of Matters to a Vote of Security Holders.

On November 12, 1998, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). A quorum of 6,269,227 shares of Common Stock of the Company (of a total 9,345,535 outstanding shares, or approximately 67.1%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1. To elect two members to the Board of Directors. Nominees for Directors were Peter D. Meldrum and Mark H. Skolnick, Ph.D.

2. To consider and act upon a proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending June 30, 1999.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:
-----------
                                        FOR             WITHHELD
                                     ---------          --------
            Peter D. Meldrum         6,231,093          38,134
            Mark H. Skolnick, Ph.D.  6,227,758          41,469

Michael J. Berendt, Ph.D., Alan J. Main, Ph.D., and Dale A. Stringfellow, Ph.D. continue to serve as Directors for terms which expire in 2000 and Walter Gilbert, Ph.D., Arthur H. Hayes, Jr., M.D. and John J. Horan continue to serve as Directors for terms which expire in 1999 and until their successors are duly elected and qualified.

Proposal 2:
-----------
                    For        6,231,370
                    Against       21,887
                    Abstain       15,970

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits
     --------

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number          Description
------          -----------

10.1 Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company.

10.2 Addendum No. 1 to Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company.

10.3 Addendum No. 2 to Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company.

10.4 Biotech Equipment Schedule Schedule No. 001 dated December 31, 1998 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company.

10.5 Annex A to Equipment Schedule No. 001 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company.

10.6 Annex B to Equipment Schedule No. 001 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company.

10.7 Addendum to Schedule No. 001 to Master Lease Agreement dated as of December 31, 1998 between General Electric Corporation and the Company.

10.8 Collaborative Research, License and Co-Promotion Agreement dated as of October 5, 1998 between Schering Aktiengesellschaft and the Company. The Company has excluded from this Exhibit 10.8 portions of the Collaborative Research, License and Co-Promotion Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Collaborative Research, License and Co-Promotion Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

10.9 Collaborative ProNet Research and License Agreement dated as of November 11, 1998 between Monsanto Company and the Company. The Company has excluded from this Exhibit 10.9 portions of the Collaborative ProNet Research and License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Collaborative ProNet Research and License Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

10.10 Letter Amendment to the Collaborative Research and License Agreement dated as of November 30, 1998 between Bayer Corporation and the Company. The Company has excluded from this Exhibit 10.10 portions of the Letter Amendment to the Collaborative Research and License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Letter Amendment to the Collaborative Research and License Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

11.1    Statement Regarding Computation of Net Loss Per Share

27.1    Financial Date Schedule


(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MYRIAD GENETICS, INC.



Date:  February 12, 1999           By:         /s/    Peter D. Meldrum
      ------------------               -------------------------------------
                                 Peter D. Meldrum
                                 President and Chief Executive Officer



Date:  February 12, 1999                       /s/    Jay M. Moyes
      ------------------          ------------------------------------------
                                 Jay M. Moyes
                                 Vice President of Finance
                                 (principal financial and accounting officer)

                             MYRIAD GENETICS, INC.


                                 EXHIBIT INDEX



Exhibit
Number          Description
------          -----------

10.1 Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company.

10.2 Addendum No. 1 to Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company.

10.3 Addendum No. 2 to Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company.

10.4 Biotech Equipment Schedule Schedule No. 001 dated December 31, 1998 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company.

10.5 Annex A to Equipment Schedule No. 001 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company.

10.6 Annex B to Equipment Schedule No. 001 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company.

10.7 Addendum to Schedule No. 001 to Master Lease Agreement dated as of December 31, 1998 between General Electric Corporation and the Company.

10.8 Collaborative Research, License and Co-Promotion Agreement dated as of October 5, 1998 between Schering Aktiengesellschaft and the Company. The Company has excluded from this Exhibit 10.8 portions of the Collaborative Research, License and Co-Promotion Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Collaborative Research, License and Co-Promotion Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

10.9 Collaborative ProNet Research and License Agreement dated as of November 11, 1998 between Monsanto Company and the Company. The Company has excluded from this Exhibit 10.9 portions of the Collaborative ProNet Research and License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Collaborative ProNet Research and License Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

10.10 Letter Amendment to the Collaborative Research and License Agreement dated as of November 30, 1998 between Bayer Corporation and the Company. The Company has excluded from this
                Exhibit 10.10 portions of the Letter Amendment to the Collaborative Research and License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Letter Amendment to the Collaborative Research and License Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

11.1            Statement Regarding Computation of Net Loss Per Share

27.1            Financial Date Schedule