Form 10-Q
period 1999-03-31
MYRIAD GENETICS INC
filed 1999-05-14
CIK 899923

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 1999
                                                --------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from _______________ to ____________


                        Commission file number:  0-26642
                                                 -------



                             MYRIAD GENETICS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                   87-0494517
             --------                                   ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


   320 Wakara Way, Salt Lake City, UT                     84108
   ----------------------------------                   ----------
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



     As of May 7, 1999, the registrant had 9,411,945 shares of common stock outstanding.

                             MYRIAD GENETICS, INC.


                               INDEX TO FORM 10-Q

                         PART I - Financial Information


                                                                                         Page
                                                                                         ----
Item 1.   Financial Statements.
          Condensed Consolidated Balance Sheet as of March 31, 1999 and June 30, 1998      3

          Condensed Consolidated Statements of Operations for the three and nine months
          ended March 31, 1999 and 1998                                                    4

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended March 31, 1999 and 1998                                                    5

          Notes to Condensed Consolidated Financial Statements                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                            8


                          PART II - Other Information
Item 1.   Legal Proceedings                                                               13

Item 2.   Changes in Securities                                                           13

Item 3.   Defaults Upon Senior Securities                                                 13

Item 4.   Submission of Matters to a Vote of Security Holders                             13

Item 5.   Other Information                                                               13

Item 6.   Exhibits and Reports on Form 8-K                                                13

SIGNATURE(S)                                                                              14

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March  31, 1999
                                                                               (Unaudited)     June 30, 1998
                                                                           ---------------------------------
                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents                                                     $  8,334,758    $ 14,595,034
  Marketable investment securities                                                 2,986,275      16,267,156
  Prepaid expenses                                                                   795,502         266,679
  Trade accounts receivables, less allowance for doubtful accounts of
   $30,302 at March 31, 1999 and $66,000 at June 30, 1998                          1,251,728         471,327
Non-trade receivables                                                                 85,015         117,053
                                                                           ---------------------------------
          Total current assets                                                    13,453,278      31,717,249
                                                                           ---------------------------------
Equipment and leasehold improvements:
  Equipment                                                                       12,877,213      16,049,721
  Leasehold improvements                                                           3,592,161       2,288,241
                                                                           ---------------------------------
                                                                                  16,469,374      18,337,962
  Less accumulated depreciation and amortization                                   6,386,653       5,902,926
                                                                           ---------------------------------
          Net equipment and leasehold improvements                                10,082,721      12,435,036

Long-term marketable investment securities                                        31,821,418      22,247,303
Other assets                                                                         865,823         992,384
                                                                           ---------------------------------
                                                                                $ 56,223,240    $ 67,391,972
                                                                           =================================
                        Liabilities and Stockholders' Equity
                        ------------------------------------
Current liabilities:
  Accounts payable                                                              $  4,063,517    $  5,121,279
  Accrued liabilities                                                              1,411,558       1,938,722
  Deferred revenue                                                                   396,636       2,722,115
  Current portion of notes payable                                                        --         128,843
                                                                           ---------------------------------
          Total current liabilities                                                5,871,711       9,910,959
                                                                           ---------------------------------

Stockholders' equity
  Common stock, $0.01 par value, 15,000,000 shares authorized; issued and
  outstanding 9,411,945 at March 31 1999 and 9,337,501 at June 30, 1998               94,199          93,375

  Additional paid-in capital                                                      92,251,790      91,907,034
  Accumulated other comprehensive loss                                                  (562)          1,477
  Deferred compensation                                                             (318,656)       (576,446)
  Accumulated deficit                                                            (41,675,162)    (33,944,427)
                                                                           ---------------------------------
          Net stockholders' equity                                                50,351,529      57,481,013
                                                                           ---------------------------------
                                                                                $ 56,223,240    $ 67,391,972
                                                                           =================================

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three Months Ended                Nine Months Ended
                                       -------------------------------   ---------------------------------
                                         Mar. 31, 1999   Mar. 31, 1998   Mar. 31, 1999       Mar. 31, 1998
                                          (Unaudited)     (Unaudited)     (Unaudited)         (Unaudited)
                                       -------------------------------------------------------------------

Revenues:
  Research revenue                        $  5,568,774    $  5,122,404    $ 14,751,802        $ 15,201,336
  Genetic testing revenue                    1,493,341         566,689       3,617,770           1,501,151
                                       -------------------------------------------------------------------
          Total revenues                     7,062,115       5,689,093      18,369,572          16,702,487
Expenses:
  Research and development expense           6,141,258       5,457,187      17,640,553          16,663,344
  Selling, general and administrative
   expense                                   2,699,929       3,308,826       8,015,646           8,315,482
 Genetic testing cost of revenue               851,204         351,154       2,233,012             892,739
                                       -------------------------------------------------------------------
          Total expenses                     9,692,391       9,117,167      27,889,211          25,871,565
                                       -------------------------------------------------------------------
          Operating loss                    (2,630,276)     (3,428,074)     (9,519,639)         (9,169,078)
Other income (expense):
  Interest income                              557,304         789,229       1,832,994           2,490,588
  Interest expense                                  --          (7,045)         (6,279)            (27,942)
 Loss on sale of fixed assets                 (105,002)         (2,333)        (37,812)             (2,213)
                                       -------------------------------------------------------------------
                                               452,302         779,851       1,788,903           2,460,433
                                       -------------------------------------------------------------------
          Net loss                         ($2,177,974)    ($2,648,223)    ($7,730,736)        ($6,708,645)
                                       ===================================================================
Basic and diluted loss per share                ($0.23)         ($0.28)         ($0.82)             ($0.72)
                                       ===================================================================
Basic and diluted weighted average
 shares  outstanding                         9,411,901       9,312,542       9,382,013           9,276,604




     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                            ------------------------------
                                                            Mar. 31, 1999   Mar. 31, 1998
                                                             (Unaudited)     (Unaudited)
                                                            ------------------------------

Cash flows from operating activities:
  Net loss                                                    ($7,730,736)    ($6,708,645)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                              2,459,738       2,405,172
     Loss on sale of equipment                                     37,812           2,213
     Bad debt expense                                             (35,698)             --
     Increase in trade receivables                               (744,703)       (205,070)
     Decrease (increase) in non-trade receivables                  32,037        (352,839)
     Decrease (increase) in prepaid expenses                     (528,823)         93,127
     Decrease in other assets                                     126,563              --
     Increase (decrease) in accounts payable and accrued
      expenses                                                 (1,584,926)        857,027
     Decrease in deferred revenue                              (2,325,479)     (1,204,046)
                                                          -------------------------------
          Net cash used in operating activities               (10,294,215)     (5,113,061)
                                                          -------------------------------
Cash flows from investing activities:
  Capital expenditures                                         (3,423,445)     (2,092,604)
  Proceeds from sale of equipment                               3,554,479           1,406
  Net change in marketable investment securities                3,686,248       4,758,483
                                                          -------------------------------
          Net cash provided by investing activities             3,817,282       2,667,285
                                                          -------------------------------
Cash flows from financing activities:
  Net payments of notes payable                                  (128,843)       (253,697)
  Net proceeds from issuance of common stock                      345,500         400,486
                                                          -------------------------------
          Net cash provided by financing activities               216,657         146,789
                                                          -------------------------------
Net decrease in cash and cash equivalents                      (6,260,276)     (2,298,987)
Cash and cash equivalents at beginning of period               14,595,034      15,675,763
                                                          -------------------------------
Cash and cash equivalents at end of period                   $  8,334,758    $ 13,376,776
                                                          ===============================



See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED



(1)       Basis of Presentation
          ---------------------

          The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. Operating results for the three and nine month periods ended March 31, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

(2)       Comprehensive Loss
          ------------------

          The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", effective July 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive loss and its components in financial statements. The components of the Company's comprehensive loss are as follows:

                                         Three Months Ended                 Nine Months Ended
                             ----------------------------------------------------------------------
                                Mar. 31, 1999       Mar. 31, 1998     Mar. 31, 1999   Mar. 31, 1998
                             ----------------------------------------------------------------------
Net loss                            ($2,177,974)        ($2,648,223)    ($7,730,736)    ($6,708,645)
Unrealized gain (loss) on
 available-for-sale
 marketable investment
 securities                              33,968              (5,348)         (2,039)         (8,468)

                             ----------------------------------------------------------------------
Comprehensive loss                  ($2,144,006)        ($2,653,571)    ($7,732,775)    ($6,717,113)
                             ======================================================================

(3)       Net Loss Per Common and Common Equivalent Share
          -----------------------------------------------

          Basic loss per common share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

          In calculating earnings (loss) per common and common-equivalent share the net income (loss) and the weighted average common and common-equivalent shares outstanding were the same for both the basic and diluted calculation.

          As of March 31, 1999 and March 31, 1998, there were antidilutive common stock equivalents of 1,858,918 and 1,492,983, respectively. Accordingly, these common stock equivalents were not included in the computation of diluted earnings per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

(4)       Subsidiaries
          ------------

          In April 1999, the Company announced the formation of Myriad Pharmaceuticals, Inc. ("Pharmaceuticals"), a wholly owned subsidiary of the Company. Pharmaceuticals, a Delaware corporation, was established to develop therapeutic lead compounds for selected common diseases with large potential markets that are under-served by current therapeutic options. The new subsidiary will use drug targets discovered with the Company's protein interaction technology, ProNet, to identify candidates for pre-clinical development. Pharmaceuticals, along with Myriad Genetic Laboratories, Inc., the Company's wholly owned genetic testing facility, and Myriad Financial, Inc., the Company's wholly owned leasing company, constitute the subsidiaries of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a genetic testing laboratory, and supporting collaborative research agreements. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements and sales of genetic tests. The Company has been unprofitable since its inception and, for the quarter ended March 31, 1999, the Company had a net loss of $2,177,974 and as of March 31, 1999 had an accumulated deficit of $41,675,162.

In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis Corporation ("Novartis"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments of up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Novartis.

In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments of up to $71,000,000. In November 1997 and again in December 1998, the Company announced expansions of its collaborative research and development arrangement with Bayer. The expanded collaboration may provide the Company with additional research funding and potential milestone payments of up to $137,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer.

In October 1996, the Company announced the introduction of BRACAnalysis, a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, the Company announced the introduction of CardiaRisk, a test for salt sensitive hypertension. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized genetic testing revenues of $1,493,341 for the quarter ended March 31, 1999.

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

In November 1998, the Company entered into a 15 month collaboration with Monsanto Company ("Monsanto"), to utilize ProNet for drug discovery and development. Under the agreement, Monsanto has the option to extend the research term for a period of twelve months. If the anticipated milestones, option payments, license fees and upfront payments are achieved, the value of the agreement may reach up to $15,000,000. The Company will also receive royalties on worldwide sales of drugs resulting from the discovery of novel targets found through use of the ProNet technology.

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


Results of Operations for the Three Months Ended March 31, 1999 and 1998

Research revenues for the quarter ended March 31, 1999 increased $446,370 from the same quarter of 1998. The increase was attributable primarily to the expanded scope of the Bayer agreement and the revenue recognized from the Monsanto agreement. During the quarter ended March 31, 1998, the Company recognized $1,000,000 in research milestones consisting of $500,000 from Novartis and $500,000 from Schering. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Genetic testing revenues of $1,493,341 were recognized in the quarter ended March 31, 1999, an increase of 164% or $926,652 over the same quarter of the prior year. Genetic testing revenue is comprised of sales of diagnostic tests resulting from the Company's discovery of disease genes. Sales and marketing efforts since that time have given rise to the increased revenues in the quarter ended March 31, 1999. There can be no assurance, however that genetic testing revenues will continue to increase at the historical rate.

Research and development expenses for the quarter ended March 31, 1999 increased to $6,141,258 from $5,457,187 for the same quarter of 1998. This increase was primarily due to an increase in research activities as a result of progress in the Company's collaborations with Novartis, Bayer, Schering, and Monsanto as well as those programs funded by the Company. The increased level of research spending includes ongoing development of the Company's ProNet and mutation screening technologies and third-party sponsored research programs. Such expenses may increase to the extent that the Company enters into additional research agreements with third parties.

Selling, general and administrative expenses for the quarter ended March 31, 1999 decreased $608,897 from the same quarter of 1998. During the quarter ended March 31, 1998, the Company was pursuing a plan to dramatically increase its sales force. Start-up expenses for the sales staff included training, relocation, and sales supplies. For the quarter ended March 31, 1999, the company maintained a steady, well-trained sales force which resulted in fewer selling expenses. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed to support its genetic testing business and its research and development efforts.

Interest income for the quarter ended March 31, 1999 decreased to $557,304 from $789,229 for the same quarter of 1998. Cash, cash equivalents, and marketable investment securities were $43,142,451 at March 31, 1999 as compared to $56,011,501 at March 31, 1998. This decrease in cash and investments, attributable to expenditures incurred in the ordinary course of business, has resulted in reduced interest income. Interest expense for the quarter ended March 31, 1998, amounting to $7,045, was due entirely to borrowings under the Company's equipment financing facility. The equipment financing facility was concluded in December 1998. As a result, no interest expense was incurred in the quarter ended March 31, 1999.


Results of Operations for the Nine Months Ended March 31, 1999 and 1998

Research revenues for the nine months ended March 31, 1999 were $14,751,802 as compared to $15,201,336 for the same quarter of 1998. Greater research revenue recognized during the nine month period ended March 31, 1998 versus the current period is the result of $3,950,000 in research milestones and contract expansion payments received by the Company in 1998. Excluding the milestone and contract expansion payment, the Company's ongoing research revenue increased $3,500,466 for the nine months ended March 31, 1999 versus the same period of 1998. This increase is primarily the result of the expanded scope of the Bayer agreement and the Monsanto agreement which was signed in November 1998. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Genetic testing revenues of $3,617,770 were recognized in the nine months ended March 31, 1999, an increase of $2,116,619 over the same nine month period of 1998. Genetic testing revenue is comprised of sales of diagnostic tests resulting from the Company's discovery of disease genes. Sales and marketing efforts since that time have given rise to the increased revenues in the nine months ended March 31, 1999. There can be no assurance, however that genetic testing revenues will continue to increase at the historical rate.

Research and development expenses for the nine months ended March 31, 1999 increased to $17,640,553 from $16,663,344 for the prior year. This increase was primarily due to an increase in research activities as a result of the Company's collaborations with Novartis, Bayer, Schering, and Monsanto, as well as those programs funded by the Company. The increased level of research spending includes ongoing development of the Company's ProNet and mutation screening technologies and third-party sponsored research programs.

Selling, general and administrative expenses for the nine months ended March 31, 1999 decreased $299,836 from the nine month period in the prior year. During the nine month period ended March 31, 1998, the Company was pursuing a plan to dramatically increase its sales force. Start-up expenses for the sales staff included training, relocation, and sales supplies. For the nine month period ended March 31, 1999, the company maintained a steady, well-trained sales force which resulted in fewer selling expenses. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed to support its genetic testing business and its research and development efforts.

Interest income for the first nine months of fiscal year 1999 decreased to $1,832,994 from $2,490,588 for the same period of fiscal year 1998. Cash, cash equivalents, and marketable investment securities were $43,142,451 at March 31, 1999 as compared to $56,011,501 at March 31, 1998. This decrease in cash, cash equivalents and marketable investment securities was attributable to expenditures incurred in the ordinary course of business, has resulted in reduced interest income. Interest expense for the nine months ended March 31, 1999, amounting to $6,279, was due entirely to borrowings under the Company's equipment financing facility.


Liquidity and Capital Resources

Net cash used in operating activities was $10,312,694 during the nine months ended March 31, 1999 and $5,113,061 during the same period of the prior fiscal year. Cash used in operating activities is comprised of changes in the following financial statement accounts: depreciation and amortization, loss on sale of assets, bad debt expense, trade receivables, non-trade receivables, prepaid expenses, other assets, accounts payable and accrued expenses, and deferred revenue. Trade receivables for the nine months ended March 31, 1999 increased $744,703. This increase is primarily attributable to the 164% increase in genetic testing revenue for the nine month period ended March 31, 1999 as compared to testing revenue for the nine month period ended March 31, 1998. Prepaid expenses increased $528,823, from $266,679 to $795,502, during the nine month period ended March 31, 1999. The increase is primarily due to advance payments to purchase lab supplies at a discount, advanced royalties, and insurance premiums. Accounts payable and accrued expenses decreased by $1,584,926 between June 30, 1998 and March 31, 1999 primarily as a result of payments for lab supplies and equipment which were accrued into the prior fiscal year. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased from $2,722,115 to $396,636 during the nine months ended March 31, 1999.

The Company's investing activities provided cash of $3,835,761 in the nine months ended March 31, 1999 and $2,667,285 in the nine months ended March 31, 1998. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and marketable investment securities. During the nine months ended March 31, 1999, the Company shifted a portion of its investment in marketable securities to cash and cash equivalents from longer term investments in order to take advantage of more favorable interest rates. Also, during the nine month period ended March 31, 1999, the Company entered into a Master Lease Agreement with General Electric Capital Corporation ("G.E. Capital"). Under this agreement, the Company sold equipment with a value, net of depreciation, of $3,551,784 ("net book value") to G.E. Capital. The Company received proceeds from G.E. Capital equal to the net book value of the equipment.

Financing activities provided $216,657 during the nine month period ended March 31, 1999. The Company reduced the amount of principal owing on its equipment financing facility by $128,843. Payments on the financing facility were offset by proceeds of $345,500 from the exercise of options and warrants during the period. Financing activities provided $146,789 during the nine months ended March 31, 1998. During the quarter ended March 31, 1998, proceeds received by the Company of $400,486 from the exercise of options and warrants were offset by payments by the Company of $253,697 to reduce principal owing on its equipment financing facility.

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

Certain Factors That May Affect Future Results of Operations

The Company believes that this report on Form 10-Q contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the timely implementation by the Company of its plan to prepare its computer systems for the Year 2000, the costs to the Company of such preparation, and the timely conversion by other parties on which the Company's business relies; intense competition related to the discovery of disease-related genes and the possibility that others may discover, and the Company may not be able to gain rights with respect to, genes important to the establishment of a successful genetic testing business, difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited experience in operating a genetic testing laboratory; the Company's limited marketing and sales experience and the risk that tests which the Company has or may develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company is targeting or expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's services from government, private healthcare insurers and third-party payors; uncertainties as to the extent of future government regulation of the Company's business; uncertainties as to whether the Company and its collaborators will be successful in developing and obtaining regulatory approval for, and commercial acceptance of, therapeutics based on its discovery of disease-related genes and proteins; uncertainties as to the Company's ability to develop therapeutic lead compounds, which is a new business area for the Company; and the risk that markets will not exist for therapeutic lead compounds that the Company develops or if such markets exist, that the Company will not be able to sell compounds which it develops at acceptable prices. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties disclosed throughout this Quarterly Report on Form 10-Q.

          PART II - Other Information


Item 1.   Legal Proceedings.

The Company is not a party to any material legal proceedings.

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

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MYRIAD GENETICS, INC.



Date: May 14, 1999                  By: /s/ Peter D. Meldrum
------------------                  ------------------------------------------
                                    Peter D. Meldrum
                                    President and Chief Executive Officer



Date: May 14, 1999                      /s/ Jay M. Moyes
------------------                  ------------------------------------------
                                    Jay M. Moyes
                                    Vice President of Finance
                                    (principal financial and accounting officer)