Form 10-K
period 1999-06-30
MYRIAD GENETICS INC
filed 1999-09-28
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1999
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from__________to__________

                       Commission file number:  0-26642
                                                -------

                             MYRIAD GENETICS, INC.
            (Exact name of registrant as specified in its charter)


         Delaware                                      87-0494517
         --------                                      ----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


   320 Wakara Way, Salt Lake City, UT                     84108
-----------------------------------------                 -----
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on August 27, 1999 was $107,387,088, based on the last sale price as reported by The Nasdaq Stock Market.

     As of September 20, 1999 the registrant had 9,438,989 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 1999.

                                    PART I

Item 1.  BUSINESS

General

  Myriad Genetics, Inc. ("Myriad" or the "Company") is a genomics company focused on the development of therapeutic and diagnostic products based on the discovery of major common human disease genes and their biological pathways. The Company utilizes analyses of extensive family histories and genetic material, as well as a number of proprietary technologies, to identify inherited gene mutations which increase the risk to individuals of developing these diseases. The Company has also developed ProNet(TM), a proprietary high-throughput assay to identify protein-protein interactions. The Company believes that the application of these technologies may provide new insights into protein function and cellular organization which may lead to the identification of novel therapeutic targets. The discovery of disease-predisposing genes and their biochemical pathways provides the Company with three significant commercial opportunities: (i) the development of therapeutic products for the treatment and prevention of major diseases associated with these genes and their biochemical pathways; (ii) the marketing of subscriptions to the ProNet(TM) database of protein interactions; and (iii) the development and marketing of molecular diagnostic and information services for the identification of individuals who are genetically predisposed to developing a particular disease. The Company has established two wholly-owned subsidiaries-- Myriad Pharmaceuticals, Inc. ("Myriad Pharmaceuticals") which develops therapeutic lead compounds and expects to market them to pharmaceutical companies, and Myriad Genetic Laboratories ("Myriad Labs") which develops and markets proprietary molecular diagnostic products in the areas of predictive medicine and personalized medicine. The Company intends to pursue the development of therapeutic products either in conjunction with its strategic partners such as Bayer Corporation ("Bayer"), Eli Lilly and Company ("Lilly"), Monsanto Company ("Monsanto"), Novartis Corporation ("Novartis"), Schering Corporation ("Schering"), and Schering AG, Germany ("Schering AG"), or independently through Myriad Pharmaceuticals.

  Since its inception in 1991, the Company has discovered and sequenced, with its academic collaborators, the following major genes: BRCA1, BRCA2, CHD1, MMAC1, MMSC1, MMSC2, CtIP, p16, p19, and MTS2. In addition, the Company has located a number of genes that interact in the biochemical pathways of its gene discoveries and discovered the chromosomal location of additional genes involved in heart disease, asthma, cancer, osteoporosis, obesity, and depression.

  Myriad has achieved the following major milestones during the fiscal year ended June 30, 1999:

 . Announced the formation of Myriad Pharmaceuticals, a wholly owned subsidiary established to develop therapeutic lead compounds for selected common diseases with large potential markets that are under-served by current medical options.

 . Entered into a five-year, $51 million collaboration with Schering AG to utilize ProNet(TM) for drug discovery and development.

 . Expanded its strategic alliance with Bayer for an additional two years. Under this extension, the Company may receive up to $12 million in additional research funding and milestone payments, with the research term ending in September 2002. The Company also delivered four drug targets to Bayer for studies which may lead to drug candidate screening.

 . Entered into a $15 million collaboration with Monsanto to utilize ProNet(TM) for drug discovery and development.

  In order to accelerate its gene discovery and therapeutic target identification programs, the Company employs three synergistic sets of technologies: (i) the genetic analysis of large Utah families performed by the Company's scientists and collaborators; (ii) the Company's advanced, proprietary bioinformatic gene mapping, sequencing, and cloning technologies; and (iii) the Company's advanced protein interaction and functional genomics technologies -- ProNet(TM). The Company uses proprietary gene mapping and DNA sequencing technologies to identify a narrow chromosomal region, to isolate candidate gene sequences and, ultimately, to identify the actual DNA sequence comprising the disease-predisposing gene. Once an important disease-predisposing gene has been identified, the Company uses advanced protein interaction technologies to identify genes that are upstream and downstream in the biochemical pathways from the gene discovered in order to understand the biochemical pathways involved in the disease process. This enables Myriad and its corporate partners to select promising points of therapeutic intervention along the biochemical pathway.

  Myriad's business strategy has five primary components: (i) to expand the Company's leadership position in discovering and sequencing genes; (ii) based on its gene discoveries, to identify potential therapeutic targets by understanding the biochemical pathways related to common diseases; (iii) to capitalize on strategic alliances with corporate partners which provide financing for a major portion of the Company's research and to commercialize certain therapeutic products for the treatment and prevention of disease; (iv) to discover and develop therapeutic products independently based on its gene discoveries and protein interactions; and (v) to build the Company's molecular diagnostic and information services business.

  The Company has begun commercialization of its gene discoveries by providing genetic tests for individuals to determine whether or not they have inherited genetic mutations which may increase their risk for specific diseases. In 1996, Myriad introduced BRACAnalysis(TM), an important genetic test for women who have been diagnosed with breast or ovarian cancer and women who are at risk for hereditary breast and ovarian cancer. Women who may benefit from BRACAnalysis(TM) include: women with a diagnosis of breast or ovarian cancer, especially premenopausal breast cancer; women with a family history of breast or ovarian cancer, and women with a blood relative who is known to have a mutation in BRCA1 or BRCA2. In January 1998, the Company introduced its second genetic test, CardiaRisk(TM). The Company believes that the test, which identifies a mutation in the Angiotensinogen gene ("AGT"), will assist physicians both in identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease, and identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy.

  Myriad has developed a highly automated molecular diagnostic platform which the Company believes will enable it, once it has discovered and sequenced a gene, to develop a test for genetic predisposition relatively quickly and economically. The Company believes that the information gained from tests that confirm genetic predisposition has potential value to individuals and their health care providers in the following areas: (i) proactive health care and lifestyle decisions that may delay or prevent the onset of disease; (ii) early detection of disease; and (iii) selection of the most appropriate treatment. Through Myriad Labs, the Company has established a molecular diagnostic testing laboratory which has received federal certification under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") and State of New York approval from the New York Department of Health.

  During the fiscal years ended 1997, 1998, and 1999 revenues from Myriad's research segment accounted for $14,732,054, $20,999,598, and $20,093,057, or approximately 97%, 91%, and 80% of the Company's revenues, respectively. During the fiscal years ended 1997, 1998, and 1999, Bayer, Novartis, and Schering each accounted for more than 10% of the Company's revenue. During the fiscal years ended 1997, 1998, and 1999 revenues from Myriad's molecular diagnostics segment accounted for $504,045, $2,210,983, and $5,220,349, or approximately 3%, 9%, and
20% of the Company's revenue, respectively. All of the Company's revenues are derived from research and testing performed in the United States. See Note 11 of Notes to Financial Statements for additional industry segment information.

Myriad's Genomics Strategy

  Myriad believes that the Company's strategy of combining the three major approaches to the discovery and sequencing of genes (positional cloning, high speed DNA sequencing and protein interaction network analysis) greatly increases the probability that the genes found will be of diagnostic and therapeutic importance. The focused and direct application of these three approaches at the appropriate stage of the gene discovery process enables the Company to discover and sequence important disease-related genes relatively quickly and economically. Starting with a disease target, the Company first utilizes positional cloning, having determined in advance of sequencing that the gene being sought in fact contributes to a substantial percentage of incidence of a particular disease and thus may have significant commercial potential. The Company's positional cloning strategy is based on the presence of a specific disease-related chromosomal fragment shared by many individuals within a multi-generational family.

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

  The discovery of disease-causing genes leads directly to two important commercial opportunities for the Company: (i) therapeutic products for treatment or prevention of disease and (ii) molecular diagnostic products and services such as BRACAnalysis(TM) and CardiaRisk(TM).

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

  BRCA1 Breast and Ovarian Cancer Gene.   The Company and its collaborators
reported the discovery of the BRCA1 breast and ovarian cancer predisposing gene in the October 7, 1994 issue of the journal Science. In 1999, it is estimated that approximately 175,000 women in the United States will be diagnosed with breast cancer and an additional 25,000 women will be diagnosed with ovarian cancer. During the same period, an estimated 43,000 women will die from breast cancer (the second highest cancer mortality rate among women) and an estimated 14,500 women will die of ovarian cancer. BRCA1 appears to be responsible for approximately half of the early onset hereditary breast cancer cases in an international study of breast cancer conducted by the Breast Cancer Linkage Consortium. Hereditary breast cancer is believed to account for approximately 10% of all cases of breast cancer. A study of women in the United States published in the American Journal of Human Genetics indicates that a woman with a BRCA1 mutation has an 86% risk of developing breast cancer by age 80 as compared to a general population risk of 10%. Additionally, according to a recent study published in Lancet, the risk to a woman with a BRCA1 mutation of developing ovarian cancer by age 70 is approximately 44%, compared to a general population risk of approximately 1%.

  BRCA2 Breast Cancer Gene.   In December 1995, Myriad and its collaborators
announced the discovery of the complete sequence of BRCA2, a second hereditary breast cancer gene which was found to be responsible for the majority of the remaining cases of inherited breast cancer, as reported in the journal Nature Genetics. BRCA2 mutations are thought to account for a large proportion of the remaining early onset hereditary female breast cancers which are not accounted for by BRCA1, as well as most hereditary male breast cancers. Women with BRCA2 mutations have approximately the same risk of breast cancer as BRCA1 mutation carriers; the risk of ovarian cancer is also increased, although not as much as in those with BRCA1 mutations. Myriad has developed a genetic test for this gene which has been combined with the test for BRCA1 to form a comprehensive integrated test for hereditary breast and ovarian cancer.

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

  Myriad also discovered that abnormal p16 genes can be inherited and predispose individuals to melanoma. The Company's discovery of the p16 predisposition to melanoma was reported in the September 1994 issue of the journal Nature Genetics. Melanoma is lethal in 86% of cases where it has metastasized (spread to another site in the body). However, when melanoma is diagnosed at an early stage, less than 10% of patients die within 5 years. Since the early 1970s, the incidence of melanoma has increased at about 4% per year and melanoma has become one of the fastest growing cancers in the United States. In 1999 it is estimated that approximately 44,000 Americans will be diagnosed with melanoma. The Company believes that approximately 10% of melanoma cases are hereditary. The Company and its collaborators have substantial expertise in the genetic analysis of melanoma and have begun to identify important disease-predisposing p16 mutations.

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

  AGT Hypertension Gene.   Hypertension (high blood pressure) is a complex
disorder which is believed to have a number of causes, including: excess weight, atherogenesis (formation of fat deposits on the interior walls of arteries), and salt sensitivity. Approximately 50 million people in the United States are hypertensive. Hypertension has a significant genetic component and is a major risk factor for cardiovascular disease, kidney failure and stroke. The angiotensinogen ("AGT") gene is believed to be involved in salt-dependent hypertension. Certain mutations in the AGT gene are believed to cause individuals to retain excessive amounts of salt, thus increasing their risk for hypertension. The Company has an agreement with the University of Utah and the Institue National de la Sente et de la Recherche Medicale, pursuant to which it has a co-exclusive license to develop diagnostic products from the genetic mutations of AGT associated with hypertension, and an exclusive license to develop therapeutic products from such genetic mutations of AGT.

  CHD1 Heart Disease Gene. Heart disease is the leading cause of death in the United States and is believed to have a significant genetic component. Each year, an estimated 1.1 million Americans will have a new or recurrent myocardial infarctions (heart attack). Approximately one-third of these attacks will be fatal. In March 1998, Myriad and Novartis announced the discovery of a novel gene that is believed to play an important role in cardiovascular disease. The gene, named CHD1 for Coronary Heart Disease 1, encodes a novel protein that may lead to a new class of therapies for cardiovascular disease. The Company has filed U.S. Patent applications, jointly prepared with Novartis, on the CHD1 gene and its protein as well as its use in diagnostic and therapeutic applications. The Company believes that a genetic test for familial cardiovascular disease would be of value to predisposed individuals, who could benefit from regular monitoring.

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

  ASM1 Asthma Gene.   It is estimated that between 10 and 15 million people in
the United States have asthma and there is strong evidence supporting the existence of a genetic component to asthma. Deaths from severe asthma attacks have been increasing in the United States and now number approximately 5,000 per year. Detailed case reviews suggest that many deaths from asthma could have been prevented by earlier and more intensive medical care. There is currently no laboratory test which can establish a diagnosis of asthma. Myriad and its collaborators have begun systematic collection of data from asthma families with a history of asthma and have determined the location of a significant gene involved in asthma, ASM1, and have narrowed the ASM1 gene to a small region of the chromosome.

  Depression and Bipolar Disease Genes.   There are approximately 13 million
people in the United States that are affected by major depression and an additional approximately 4 million in the United States with bipolar disorders or manic depression. In June 1996, the Company entered into a research collaboration with IHC Health Services, Inc. ("IHC") to link IHC's medical data and patient records of individuals with disorders of the central nervous system with the Company's proprietary database of families.

Myriad's Product Development Programs

     The Company has identified three commercial opportunities arising from the discovery of genes which predispose individuals to common diseases: (i) the development of therapeutic products for the treatment and prevention of major diseases; (ii) the marketing of subscriptions to the ProNet(TM) database of protein interactions, and (iii) the development and marketing of molecular diagnostic and information services for the identification of individuals who are genetically predisposed to developing a particular disease, such as its BRACAnalysis(TM) and CardiaRisk(TM) tests.

Therapeutic Products

  The Company believes that, to a large extent, the future of medicine will be in the combination of new drugs which either prevent disease from initially developing or prevent disease from progressing, and in diagnostic tests that will determine which patients should receive these new drugs. The Company believes it can capture a greater portion of the value of new drugs by initiating drug discovery within Myriad Pharmaceuticals. The Company's proprietary database, ProNet(TM), contains information on a large number of protein networks and the association of these networks with human diseases. While the Company has partnerships that allow its collaborators to look at parts of this database, the majority of the information is freely available for Myriad to use independently. Myriad Pharmaceuticals has identified genes within the ProNet(TM) database which it believes are key regulators of several important and common human diseases.

  Through Myriad Pharmaceuticals, the Company is building drug discovery screens for a number of diseases for which a large and unmet medical need exists, such as cancer, rheumatoid arthritis, chronic pain, and diseases of the central nervous system. Myriad Pharmaceuticals has recruited a group of experienced scientists who will assist in the design, construction and operation of drug discovery screens. These screens will be used to discover small molecular weight compounds which can be used as the starting points for the design of effective new medicines. The Company anticipates that Myriad Pharmaceuticals will identify a number of compounds that show some benefit in use against the target genes. However, as is the case for all drug discovery programs, many of these compounds will not be of long-term interest because of lack of selectivity, toxicity or problems with metabolism. The Company will seek to identify and cease development work on these compounds early in the development process and only proceed with the best candidate molecules. It is the intention of the Company that Myriad Pharmaceuticals will test its drug candidates in a variety of pre-clinical assays in order to establish their efficacy and safety and then, where possible, partner the drug candidates with major pharmaceutical companies.

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

     On November 20, 1997, the Company and Bayer jointly announced a research collaboration focusing on the discovery of gene targets and the development of new therapeutics to treat dementia and depression. On October 6, 1998, the Company announced a five-year collaboration with Schering AG. Under the agreement, Myriad will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered. On November 12, 1998, the Company announced a research collaboration with Monsanto which will initially focus on two major disease pathways, with Monsanto having the option to extend the research program to look at additional disease areas. Each of these research programs will utilize the Company's ProNet(TM) database to assist in locating drug targets.

Molecular Diagnostic Tests
BRACAnalysis(TM)

     In 1996, the Company introduced BRACAnalysis(TM), a comprehensive BRCA1 and BRCA2 sequence analysis for susceptibility to breast and ovarian cancer. BRACAnalysis(TM) provides women and their family members who are at risk for hereditary breast and ovarian cancer with important information that the Company believes will help them and their physicians make better informed lifestyle, surveillance and treatment decisions.

     BRACAnalysis(TM) is a fully automated testing platform that can deliver a direct full sequence analysis of BRCA1 and BRCA2 to women who seek knowledge of their predisposition to breast and ovarian cancer. The Company believes that women who may benefit from BRACAnalysis(TM) include: (i) women with a diagnosis of breast or ovarian cancer, especially premenopausal breast cancer; (ii) women with a family history of breast or ovarian cancer; and (iii) women with a blood relative who is known to have a mutation in BRCA1 or BRCA2.

     In order to have the test performed, an individual visits his or her physician or health care provider and a blood sample is obtained, placed in a bar coded test tube and forwarded to Myriad Labs for processing. Upon receipt by Myriad Labs, each sample is logged for sample tracking and is then handled by advanced robotic systems to process the sample and perform the genetic test. BRACAnalysis(TM) identifies mutations in the BRCA1 and BRCA2 genes through a process that involves the performance of over 80 separate PCR amplifications and the full sequencing of more than 35,000 DNA base pairs of the two genes from the individual's blood sample.

CardiaRisk(TM)

     In 1998, the Company introduced CardiaRisk(TM). This test, like BRACAnalysis(TM), has been fully automated and is performed by Myriad Labs using DNA extracted from a patient's blood sample. There are approximately 50 million hypertensive patients in the United States. Therapy for these patients includes the use of a low-salt diet, other dietary regimens, and numerous drug therapies, including ACE inhibitors, to control the blood pressure. Although a low salt diet is frequently recommended for hypertensive patients, either alone or in combination with drug therapy, only an estimated 20%-30% of patients actually receive any benefit from a special low salt diet. Moreover, patients often have difficulty complying with the low salt diet.

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

     The Company maintains a sales force with regional responsibilities for sales, promotion and education of physicians nationwide, and expects to expand its sales force over the next three years. Marketing and educational efforts initially have been directed to cancer centers, oncologists and managed care organizations as primary customers for BRACAnalysis(TM) and CardiaRisk(TM). Myriad also conducts educational symposia for physicians in conjunction with the major medical conferences across the country.

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

Myriad's Commercialization Strategy

  Myriad's commercialization strategy is to focus on the development of therapeutic and diagnostic products based on the discovery of major common human disease genes and their biological pathways. In addition, the establishment of the ProNet(TM) database also gives the Company potential licensing and subscription revenues in the near term. The development of therapeutic treatments for major diseases will be pursued in collaboration with strategic partners and independently through Myriad Pharmaceuticals.

Therapeutic Product Development

  Genes control all physiological processes through the expression of proteins. Genetic disease manifests itself when a gene produces a protein that causes a harmful effect or fails to produce a protein necessary for good health. For example, a mutated gene may express a protein that causes certain cells to proliferate without control, causing cancer. The Company believes that the technologies it has developed to identify genes and their biochemical pathways will enable it to identify important proteins for therapeutic intervention. Preventing or treating disease involves either (i) intervening, through the use of a drug, in the complex series of cellular processes (which may include a series of receptor, enzyme, hormone and other protein interactions in the biochemical pathway) that block the activity of a harmful protein or replace the function of a beneficial protein; (ii) blocking, replacing, modifying or regulating the gene responsible for a beneficial or harmful protein; or (iii) replacing a beneficial protein.

  Myriad Pharmaceuticals was created to develop therapeutic lead compounds for selected common diseases with large potential markets that are under-served by current therapeutic options. Myriad Pharmaceuticals will use drug targets discovered with the Company's ProNet(TM) technology to identify candidates for pre-clinical development.

Myriad Pharmaceuticals has initiated its drug discovery programs, concentrating initially on therapeutics for cancer, inflammatory disorders and central nervous system disorders. The Company plans to develop drug targets into fully-validated lead candidates, ready for clinical trials. Taking the drug discovery process further along the development pathway, including data on safety, efficacy, toxicology and pharmacokenetics, should enable the Company to capture a greater portion of the value of new drugs. The company does not plan to perform clinical trials on the compounds it generates but expects to partner clinical development of its therapeutic candidates with major pharmaceutical companies. There can be no assurance that the Company will be successful in identifying or partnering lead compounds or, once partnered, that the selected compounds will prove efficacious for drug discovery.

ProNet(TM) Database Opportunity

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

Molecular Diagnostic Business

  Through Myriad Labs, the Company has established a central molecular diagnostic laboratory to provide genetic information services to health care providers based on the genes discovered or licensed by the Company. The
Company is developing a clinical database of information on mutations of each gene discovered, including the frequencies of occurrence in different population groups and the clinical effect of these mutations. This database will permit Myriad Labs to provide health care professionals with detailed genetic information regarding the risk profile associated with an individual's genetic test results. Myriad Labs also provides educational and support services to physicians and health care professionals as part of its genetic information business.

  By targeting its gene discovery efforts to the genetic predisposition components of major common diseases such as cancer and cardiovascular disease, the Company believes it will be able to assist health care providers in determining an individual's predisposition to such illnesses. The Company believes that genetic predisposition testing will be of great medical value to large segments of the population. Both affected individuals and those who are not currently affected but have a high risk of developing the disease in the future can benefit from the molecular diagnostic information which will enable them to make more informed decisions concerning selection of the most appropriate therapy, increased monitoring and preventive measures.

  In the longer term, the Company believes that as more genes are added to its portfolio through discoveries by the Company and licenses of genes discovered by others, the Company may be positioned to offer an array of molecular diagnostics which cover a number of major diseases. The availability of a broad molecular diagnostic profile could lead to expanded markets encompassing substantial additional segments of the population who could benefit from knowing their risk of developing a variety of major diseases.

  There are numerous difficulties and challenges associated with developing molecular diagnostics based on gene discoveries, as well as uncertainties in interpreting the results. A defective gene may malfunction in many ways, and the numerous mutations of the gene may make tests for the mutations difficult. In addition, even when a molecular diagnostic identifies the existence of a mutation in a particular individual, the interpretation of the molecular diagnostic results is limited to the identification of a statistical probability that the tested individual will develop the disease for which the test has been completed. There can be no assurance that the Company will be successful in developing molecular diagnostics in addition to BRACAnalysis(TM) and CardiaRisk(TM) or that BRACAnalysis(TM), CardiaRisk(TM), or any such tests will be able to be marketed at acceptable prices or will receive commercial acceptance in the markets that the Company expects to target.

Strategic Alliances

  The Company seeks to obtain financing for a portion of its research and development activities through strategic alliances with corporate partners and endeavors to leverage its research efforts through collaborative agreements with academic institutions. Myriad has formed strategic alliances with six major pharmaceutical companies to date. The Company is collaborating with (i) Bayer, Monsanto and Schering AG to discover drug targets through the use of ProNet(TM);
(ii) Schering to discover genes involved in prostate and other cancers; (iii) Novartis to discover genes involved in certain types of cardiovascular disease;
(iv) Bayer to discover genes involved in obesity, osteoporosis, asthma, dementia, depression; and (v) Lilly on the discovery of the BRCA1 breast and ovarian cancer gene. The Company is actively pursuing potential strategic alliances with other partners in areas where it believes they may enhance the Company's ability to develop and exploit its technology. The material terms of the Company's current strategic alliances and collaborative agreements are described below.

 Monsanto Company

  In November 1998, the Company announced a collaboration with Monsanto to use Myriad's ProNet(TM) technology to discover and develop new therapeutic products. The 15 month collaboration will initially focus on two major disease pathways, with Monsanto having the option to extend their research program an additional 12 months to look at other disease areas. The agreement may provide up to $15 million to the Company including an upfront payment, option payments, license fees and milestone payments. The Company will also receive royalties on worldwide sales of drugs resulting from the discovery of novel targets found through use of the ProNet(TM) database.

 Schering AG, Germany

  In October 1998, the Company entered into a five-year collaboration with Schering AG to utilize ProNet(TM) to understand the biochemical pathways of major diseases that could ultimately lead to numerous potential therapeutic targets. This collaboration may provide the Company with licensing fees, subscription fees, option payments and milestone fees with a value of up to $51 million. Under the agreement, the Company will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered with ProNet(TM). If the Company chooses to co-promote the drug as a 50 percent partner, the Company may be required to pay funds to Schering AG to establish equal ownership.

 Schering-Plough Corporation

  In April 1997, the Company entered into a Collaborative Research and License Agreement and Stock Purchase Agreement with Schering with a value of up to $60 million. Under the agreements, Schering made a $4 million equity investment in the Company, a $4 million one-time license payment to the Company, and agreed to provide $9 million of funding over a three-year period to support the Company's research and development programs to identify and sequence certain genes involved in the field of prostate and other cancers. The three-year term of the agreement may be extended for two additional one-year periods with annual research and development funding of up to $4 million each additional year. In addition, the Company may receive future milestone payments up to $35 million and future royalty payments on therapeutic product sales.

  In October 1997, the Company announced that Schering had licensed the therapeutic rights to the MMAC1 gene. In March 1998, the Company demonstrated the tumor-suppressor activity of the MMAC1 gene. Each event triggered milestone payments from Schering to the Company.

 Bayer Corporation

  In September 1995, Myriad entered into a Collaborative Research and License Agreement and Stock Purchase Agreement with Bayer with a value of up to $71 million. Under the agreements, Bayer made a $10 million equity investment in the Company and agreed to provide $25 million of funding over a five-year period to support the Company's research and development programs to identify and sequence genes involved in the field of obesity, osteoporosis and asthma. In addition, the Company may receive future milestone payments up to $36 million and future royalty payments on therapeutic product sales.

  In November 1997 and again in December 1998, the Company announced expansions of its collaborative research and development arrangement with Bayer. The expanded agreement will add dementia and depression to the fields of research and extend the collaborative effort until September 2002. The expanded collaboration provides the Company with additional research funding and potential milestone payments of up to $66.5 million or a total potential of up to $137 million.

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

  In March 1998, the Company announced that Novartis had licensed from the Company the therapeutic rights to the CHD1 gene which triggered a milestone payment from Novartis to the Company.

  Eli Lilly and Company

  In August 1992, the Company entered into a Research Collaboration and License Agreement with Lilly and its former subsidiary, Hybritech Incorporated (''Hybritech''), pursuant to which Lilly and Hybritech made an equity investment in the Company and provided funding over a three-year period to support the Company's research and development program to discover the BRCA1 gene. The Company may also receive future milestone payments and future royalty payments on therapeutic and diagnostic product sales. The Company granted to Lilly an exclusive, worldwide license to develop, manufacture and sell therapeutic products derived from the BRCA1 gene, and granted to Hybritech an exclusive, worldwide license to develop, manufacture and sell diagnostic kits derived from the BRCA1 gene. Royalties with respect to therapeutic and diagnostic products which may in the future be developed by Lilly and Hybritech will be payable on product sales in each country until the expiration of the last valid patent covering such products in that country. Under the agreement, the Company retained the exclusive, worldwide rights to provide molecular diagnostic services based on the BRCA1 gene.

 Hybritech, a subsidiary of Beckman Instruments, Inc.

  In March 1993, the Company and Hybritech entered into a related Collaborative Agreement which establishes certain rights and obligations of the Company and Hybritech with respect to Hybritech's development and sale of diagnostic kits. The agreement provides that Hybritech will have access to the BRCA1 mutation profile developed by the Company for use in connection with Hybritech's development of diagnostic kits. The agreement gives the Company the exclusive right to manufacture DNA or RNA-based reagents for use in Hybritech's diagnostic kits, should Hybritech elect to develop diagnostic kits based on such reagents. The agreement also requires Hybritech to make periodic milestone payments to the Company keyed to progress in the development of a diagnostic kit. The first of such milestones has been achieved and paid to the Company.

 Aetna U.S. Healthcare

  In addition to its collaborations with major pharmaceutical companies, Myriad, in order to facilitate patent access to its genetic predisposition testing, has entered into an agreement with Aetna. Under the agreement, Aetna will provide medical coverage for the Company's BRACAnalysis(TM) test for patients throughout their system who are at hereditary risk for breast or ovarian cancer. Aetna serves the health insurance needs of approximately 23 million people nationwide. In addition, Aetna has contracts with more than 250,000 independent physicians and 2,300 hospitals from all 50 states. BRACAnalysis(TM) test information will be used by Aetna to provide improved healthcare management of their patients. No patient test result information will be provided to Aetna by the Company unless the patient specifically requests in writing that the information be released.

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

  Collaborations Related to Cancer.   The Company has entered into a research
agreement and four related exclusive license agreements with the University in the field of cancer. The Company and University entered into an Exclusive License Agreement in October 1991, pursuant to which the Company was granted an exclusive, worldwide license to the University's patent rights arising out of the discovery of the BRCA1 breast and ovarian cancer gene for use in the diagnosis and treatment of breast cancer.

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

  In February 1997, the Company entered into a fourth Exclusive License Agreement with the University, pursuant to which the Company was granted an exclusive, worldwide license to the University's patent rights arising out of research directed to the isolation, sequencing and characterization of genes responsible for prostate cancer.

  In July 1997, the Company entered into a Standard Research Agreement to provide supplemental funding to the University of Utah Center for Cancer Genetic Epidemiology for research projects directed to the isolation, sequencing and characterization of genes responsible for prostate cancer.

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

  Collaborations Relating to Chronic Obstructive Pulmonary Disease. In July 1998, the Company entered into a Standard Research Agreement with the University under which the Company agrees to reimburse the University for research performed on behalf of the Company in the field of chronic obstructive pulmonary disease.

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

  The Company owns or has licensed rights to 17 issued patents and numerous patent applications in the United States as well as numerous foreign patent applications relating to genes associated with cancer, heart disease, and hypertension; processes for identifying and sequencing genes, and other related gene discovery technologies. There can be no assurance, however, that any patent applications which the Company has filed or will file or to which the Company has licensed or will license rights will issue or that patents that do issue will contain commercially valuable claims. In addition, there can be no assurance that any patents issued to the Company or its licensors will afford meaningful protection for the Company's technology or products or will not be subsequently circumvented, invalidated or narrowed.

  The Company's processes and potential products may also conflict with patents which have been or may be granted to competitors, academic institutions or others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's processes and potential products may give rise to interferences in the U.S. Patent and Trademark office, or to claims of patent infringement by other companies, institutions or individuals. Such entities or persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the related product or process. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to cease the infringing activity or obtain a license in order to continue to manufacture or market the relevant product or process. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies or potential products could have a material adverse effect on the Company's business, financial condition and results of operations. There is also considerable pressure on academic institutions to publish discoveries in the genetic field. Such a publication by an academic collaborator of the Company prior to the filing date of the Company's application, if it covers a gene claimed in the application, may preclude the patent from issuing or the filing of foreign patent applications, or if a patent was issued, may invalidate the patent.

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

  Others may obtain patents having claims which cover aspects of the Company's products or processes which are necessary for or useful to the development, use or manufacture of the Company's services or products. Should any such other group obtain patent protection with respect to its discoveries, the Company's commercialization of molecular diagnostic services and potential therapeutic products could be limited or prohibited.

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

  The Company also expects to encounter significant competition with respect to any drugs that may be developed using its technologies. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of therapeutic products prior to the Company or its collabarative partners may achieve a significant competitive advantage. There can be no assurance, however, that the Company or its collaborative partners will be able to develop such products successfully or that such parties will obtain patents covering such products that provide protection against competitors. Moreover, there can be no assurance that the Company's competitors will not succeed in developing therapeutic products that circumvent the Company's products, that such competitors will not succeed in developing technologies or products that are more effective than those developed by the Company and its collaborative partners or that would render technologies or products of the Company and it collaborators less competitive or obsolete.

Government Regulation

  Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company's proposed services and in its ongoing research and development activities. The Company's molecular diagnostic and information services, as well as any therapeutic products which may be developed, will require regulatory approval by governmental agencies prior to commercialization. The establishment and operation of a genetic laboratory requires regulatory approval and periodic compliance reviews. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of such products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by the Company or its collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval could have a material adverse effect on the Company's business, financial condition or results of operations.

  Therapeutics. Under the Company's current strategic alliances, the Company's partners have the right to develop certain therapeutic products based on the Company's gene discoveries. The Company also intends to develop independently therapeutic products based on gene discoveries that it has not licensed to partners. Such products, including any human gene therapy products, will be subject to regulation by the FDA and foreign regulatory authorities and require approval before they may be clinically tested and commercially marketed for human therapeutic use in the United States and other countries. The precise regulatory requirements with which the Company and its corporate partners will have to comply are undergoing frequent revisions and refinement due to the novelty of the human gene therapies being developed. Human gene therapy products are a new category of therapeutics, and there can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy, and potency of human gene therapy products. It is uncertain that the clinical data generated in such studies will be acceptable to the FDA such that the FDA will approve the marketing of such products. In addition, obtaining FDA approval for therapeutic products is a costly and time consuming process.

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

  Molecular Diagnostics. Myriad Labs is subject to government regulation at the federal, state, and local levels as a clinical laboratory. Myriad Labs has received CLIA certification from the Department of Health and Human Services. On the state level, only New York has implemented regulations concerning DNA-based diagnostic testing and the Company has received approval from the State of New York for both breast cancer susceptibility and hypertension/heart disease risk. The Company is aware of several other states that require licensing or registration of clinical laboratory activities. The Company believes that it has taken all steps required of it in such jurisdictions in order for Myriad Labs to conduct business in those jurisdictions. However, there can be no assurance that the Company will be able to maintain state level regulatory compliance in all states where Myriad Labs may do business. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of Myriad Lab's clinical activities and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Human Resources

  As of September 15, 1999, Myriad had 244 full-time equivalent employees, including 33 persons holding doctoral degrees and four medical doctors. Most of the Company's employees are engaged directly in research development, production and marketing activities. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

  The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

Item 2.  DESCRIPTION OF PROPERTY

  The Company's headquarters are located in Salt Lake City, Utah. The Company currently leases a 92,000 square foot building dedicated to research and development, administration and laboratory space which has received federal certification under CLIA to serve as a genetic predisposition testing laboratory. Activity related to the Company's research and molecular diagnostics segments is performed at this location. Additionally, the Company leases 6,440 square feet for various research segment support functions. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of up to five additional years.

  The Company believes that its existing facilities and equipment are well maintained and in good working condition. The Company believes its current facilities will provide adequate capacity for the foreseeable future. The Company continues to make investments in capital equipment as needed to meet the research requirements of its collaborative agreements, its lead compound development requirements, and the anticipated demand for its molecular diagnostic tests.

Item 3.  LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the year ended June 30, 1999.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


Market Information

  The Company's Common Stock began trading on the Nasdaq National Market on October 6, 1995 under the symbol "MYGN". The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market:


                               High       Low
                              -------   -------
     Fiscal 1999:
          Fourth Quarter...   $12.375   $  8.75
          Third Quarter....   $ 11.50   $  8.50
          Second Quarter...   $ 12.50   $ 7.875
          First Quarter....   $ 16.00   $  5.75
     Fiscal 1998:
          Fourth Quarter...   $23.625   $ 14.00
          Third Quarter....   $25.625   $18.188
          Second Quarter...   $ 30.00   $ 21.50
          First Quarter....   $28.125   $ 22.75

     As of August 4, 1999, there were approximately 186 stockholders of record of the Common Stock and, according to the Company's estimates, approximately 2,300 beneficial owners of the Common Stock. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Sale of Unregistered Securities

     None.


Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth consolidated financial data with respect to the Company as of and for each of the five years ended June 30, 1999. The selected consolidated financial data as of and for each of the five years ended June 30, 1999 have been derived from the consolidated financial statements of the Company. The consolidated financial statements and the report thereon for the year ended June 30, 1999 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

                                                              Years Ended June 30,
=============================================================================================================================
                                        1999                1998               1997               1996               1995
                                    ------------        ------------       ------------       ------------       ------------
Consolidated Statement
    of Operations Data:
  Research revenue...............   $ 20,093,057        $ 20,999,598       $ 14,732,054       $  6,628,624       $  1,294,500
  Molecular diagnostic revenue         5,220,349           2,210,983            504,045                 --                 --
                                    ------------        ------------       ------------       ------------       ------------
    Total revenues...............     25,313,406          23,210,581         15,236,099          6,628,624          1,294,500
 Costs and expenses:
  Molecular diagnostic cost of
     revenue.....................      3,066,354           1,391,368            340,461                 --                 --
  Research and development.......     23,452,220          23,002,340         18,580,229         12,990,566          5,161,978
  Selling, general and
     administrative..............     11,105,520          11,807,023          8,755,217          2,525,814          1,788,247
                                    ------------        ------------       ------------       ------------       ------------
    Total costs and expenses.....     37,624,094          36,200,731         27,675,907         15,516,380          6,950,225
                                    ============        ============       ============       ============        ===========
    Operating loss...............    (12,310,688)        (12,990,150)       (12,439,808)        (8,887,756)        (5,655,725)
  Other income (expense):
    Interest income..............      2,348,827           3,223,683          3,414,379          3,173,749            458,353
    Interest expense.............         (6,278)            (32,681)           (66,661)           (97,414)           (71,011)
    Other........................        (27,314)              2,113           (114,190)           (86,052)                --
                                    ------------        ------------       ------------       ------------       ------------
      Net loss...................    ($9,995,453)        ($9,797,035)       ($9,206,280)       ($5,897,473)       ($5,268,383)
                                    ============        ============       ============       ============        ===========
      Basic and diluted net loss
       per share.................         ($1.06)             ($1.05)            ($1.03)            ($0.78)            ($1.19)
      Basic and diluted weighted
       average shares outstanding      9,391,122           9,289,481          8,903,918          7,608,548          4,427,095

                                                                         As of June 30,
                                    =========================================================================================
                                        1999                1998               1997               1996               1995
                                    ------------        ------------       ------------       ------------       ------------
Consolidated Balance
  Sheet Data:
  Cash, cash equivalents and
    marketable investment
    securities....................  $ 38,926,459        $ 53,109,493       $ 63,077,439       $  70,002,780      $  16,140,935
  Working capital.................     8,348,224          21,806,290         38,796,960          41,665,513         13,784,051
  Total assets....................    53,550,940          67,391,972         76,063,331          79,607,497         19,744,451
  Notes payable less current
    portion.......................          --                    --            128,844             471,640            780,261
 Stockholders' equity                48,215,736           57,481,013         66,178,975          70,185,747         16,256,165

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a molecular diagnostic laboratory, supporting collaborative research agreements, and more recently establishing a high throughput screening and drug development facility. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements, upfront fees, milestone payments, and sales of genetic tests. The Company has been unprofitable since its inception and, for the year ended June 30, 1999, the Company had a net loss of $9,995,453 and as of June 30, 1999 had an accumulated deficit of $43,939,880.

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

     In October 1996, the Company announced the introduction of BRACAnalysis(TM), a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, the Company announced the introduction of CardiaRisk(TM) which may assist physicians both in
(i) identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and (ii) identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized molecular diagnostic revenues, primarily from BRACAnalysis(TM), of $5,220,349 for the year ended June 30, 1999.

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

     In October 1998, the Company entered into a five-year collaboration with Schering AG, Germany ("Schering AG"), to utilize the Company's protein interaction technology ("ProNet(TM)) for drug discovery and development. Under the agreement, the Company will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered with ProNet(TM). This collaboration may provide the Company with licensing fees, subscription fees, option payments and milestone fees with a value of up to $51,000,000. If the Company chooses to co-promote the drug as a 50 percent partner, the Company may be required to pay funds to Schering AG to establish equal ownership.

     In November 1998, the Company entered into a 15 month collaboration with Monsanto Company ("Monsanto"), to utilize ProNet(TM) for drug discovery and development. Under the agreement, Monsanto has the option to extend the research term for an additional twelve months. If the anticipated milestones, option payments, license fees and upfront payments are achieved, the value of the agreement may reach up to $15,000,000. The Company will also receive royalties on worldwide sales of drugs resulting from the discovery of novel targets found through use of the ProNet(TM) technology.

     The Company intends to enter into additional collaborative relationships to locate and sequence genes and discover protein networks associated with other common diseases as well as continuing to fund internal research projects. There can be no assurance that the Company will be able to enter into additional collaborative relationships on terms acceptable to the Company. The Company expects to incur losses for at least the next several years, primarily due to expansion of its research and development programs, increased staffing costs and expansion of its facilities. Additionally, the Company expects to incur substantial sales, marketing and other expenses in connection with building its molecular diagnostic business. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

Years ended June 30, 1999 and 1998.

     Research revenues for the Company's fiscal year ended June 30, 1999 were $20,093,057 as compared to $20,999,598 for the fiscal year ended June 30, 1998. Greater research revenue recognized during the fiscal year ended June 30, 1998 versus the current fiscal year is the result of $3,950,000 in research milestones and contract expansion payments received by the Company in 1998. Excluding the milestone and contract expansion payments, the Company's ongoing research revenue increased $3,043,459 for the fiscal year ended June 30, 1999 versus fiscal 1998. Research revenue from the research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

     Molecular diagnostic revenues of $5,220,349 were recognized in the fiscal year ended June 30, 1999, an increase of 136% or $3,009,366 over the prior year. Molecular diagnostic revenue is comprised of sales of diagnostic tests resulting from the Company's discovery of disease genes. The test for genetic predisposition to breast and ovarian cancer was launched by the Company in October 1996 and the test for heart disease and hypertension risk was launched by the Company in January 1998. Sales and marketing efforts since that time have given rise to the increased revenues for the fiscal year ended June 30, 1999. There can be no assurance, however that molecular diagnostic revenues will continue to increase at the historical rate.

     Research and development expenses for the year ended June 30, 1999 increased to $23,452,220 from $23,002,340 for the prior year. This increase was primarily due to an increase in research activities as a result of the Company's collaborations with Novartis, Bayer, Schering, Schering AG, and Monsanto, as well as those programs funded by the Company. The increased level of research spending includes ongoing development of the Company's ProNet(TM) and mutation screening technologies, third-party sponsored research programs, and the formation of Myriad Pharmaceuticals, Inc. ("Myriad Pharmaceuticals"). Myriad Pharmaceuticals, a wholly-owned subsidiary, was created to develop therapeutic lead compounds for selected common diseases with large potential markets that are under-served by current therapeutic options.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1999 decreased $701,503 from the fiscal year ended June 30, 1998. During the fiscal year ended June 30, 1998, the Company was pursuing a plan to dramatically increase its sales force. Start-up expenses for the sales staff included training, relocation, and sales supplies. For the fiscal year ended June 30, 1999, the Company maintained a steady, well-trained sales force which resulted in fewer selling expenses. In addition, during the fiscal year ended June 30, 1998, the Company incurred significant expenses in defense of its intellectual property, including the successful settlement of legal actions with OncorMed. Such expenses were drastically reduced during the fiscal year ended June 30, 1999. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed in support of its molecular diagnostic business and its research and development efforts.

     Interest income for the fiscal year ended June 30, 1999 decreased to $2,348,827 from $3,223,683 for the prior year. Cash, cash equivalents, and marketable investment securities were $38,926,459 at June 30, 1999 as compared to $53,109,493 at June 30, 1998. This decrease in cash, cash equivalents and marketable investment securities was attributable to expenditures incurred in the ordinary course of business and has resulted in reduced interest income. Interest expense for the year ended June 30, 1999, amounting to $6,278, was due entirely to borrowings under the Company's equipment financing facility.

Years ended June 30, 1998 and 1997.

     Research revenues for the Company's fiscal year ended June 30, 1998 increased $6,267,544 from the prior year to $20,999,598. The increase was attributable primarily to the achievement of certain research milestones with Novartis and Schering and the Company's new and expanded corporate research collaboration agreements with Schering and Bayer. During the fiscal year ended June 30, 1998, the Company recognized $3,000,000 in research milestones consisting of $500,000 from Novartis and $2,500,000 from Schering. During the same period, the Company recognized $3,000,000 in research funding from Schering under an agreement initiated in April 1997. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase, revenues increase proportionately.

     Molecular diagnostic revenues of $2,210,983 were recognized in the fiscal year ended June 30, 1998, an increase of 339% or $1,706,938 over the prior year. The test for genetic predisposition to breast and ovarian cancer was launched by the Company in October 1996 and the test for heart disease and hypertension risk was launched by the Company in January 1998. Sales and marketing efforts since that time have given rise to the increased revenues for the fiscal year ended June 30, 1998. There can be no assurance, however that molecular diagnostic revenues will continue to increase at the historical rate.

     Research and development expenses for the fiscal year ended June 30, 1998 increased to $23,002,340 from $18,580,229 for the prior year. This increase was primarily due to an increase in research activities as a result of progress in the Company's collaborations with Novartis, Bayer and Schering as well as those programs funded by the Company. The increased level of research spending includes third-party research programs, increased depreciation charges related to purchasing of additional research equipment, the hiring of additional research personnel and the associated increase in use of laboratory supplies and reagents. The Company also incurred expenses related to milestones achieved by its academic collaborators. Such expenses will likely increase to the extent that the Company enters into additional research agreements with third parties.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1998 increased $3,051,806 from the fiscal year ended June 30, 1997. The increase was primarily attributable to costs associated with the ongoing promotion of BRACAnalysis(TM) and the launch of CardiaRisk(TM), including the expansion of the Company's internal sales staff from 8 to 33 employees. Additionally, the Company expended significant amounts in the defense of its intellectual property, including the successful settlement of legal actions with OncorMed. The increase is also a result of additional administrative, marketing and education personnel, market research activities, educational material development, and facilities-related costs. The Company expects its selling, general and administrative expenses will continue to increase in support of its genetic predisposition testing business and its research and development efforts.

     Interest income for the fiscal year ended June 30, 1998 decreased to $3,223,683 from $3,414,379 or 5.6% for the prior year. The Company has been able to maintain its cash reserves at a relatively constant level as a result of its ongoing collaborative research agreements, entering new collaborative agreements, achieving research milestones, and sales of its genetic tests. As a result, interest income has not changed significantly from the prior year. Interest expense for the fiscal year ended June 30, 1998, amounting to $32,681, was due entirely to borrowings under the Company's equipment financing facility.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $14,137,559 during the fiscal year ended June 30, 1999 as compared to $7,028,883 used during the prior year. Trade receivables increased $859,062 between June 30, 1998 and June 30, 1999. This increase is primarily attributable to the 136% increase in molecular diagnostic revenue during fiscal 1999. Trade receivables as a percentage of molecular diagnostic revenue continues to be in the 20-25% range for both June 30, 1999 and June 30, 1998. Other receivables increased $1,738,643 during the fiscal year ended June 30, 1999. This increase is primarily the result of the Company recognizing revenue for it's collaborative research projects which exceed the cash which the Company has received. The Company receives funding from it's collaboration partners evenly over the life of each agreement while research revenue is recognized as expenses are incurred. In past years, as many of the collaborative projects were in their start-up phases, cash received exceeded the amount of revenue recognized, resulting in deferred revenue. Corresponding to the increase in other receivables, deferred revenue decreased $2,059,355 during the fiscal year ended June 30, 1999. Prepaid expenses increased $356,021 during the fiscal year ended June 30, 1999. The increase is primarily due to advance payments to purchase lab supplies at a discount,
advanced royalties, and insurance premiums.   Accounts payable and accrued
expenses decreased by $2,387,557 during the fiscal year ended June 30, 1999 as a result of decreased accruals for unbilled work provided by the Company's research collaborators, a reduction in unbilled legal fees, and payments for lab supplies and equipment which were accrued into the prior fiscal year.

     The Company's investing activities provided cash of $4,506,423 in the fiscal year ended June 30, 1999 and used cash of $2,681,493 in the fiscal year ended June 30, 1998. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and marketable investment securities. During the fiscal year ended June 30, 1999, the Company shifted a portion of its investment in marketable securities to cash and cash equivalents from longer term investments in order to provide for ongoing corporate expenditures. During the same period, the Company entered into a leasing arrangement with General Electric Capital Corporation ("G.E. Capital"). Under this agreement, the Company sold equipment with a value, net of depreciation, of $3,551,784 ("net book value") to G.E. Capital. The Company received proceeds from G.E. Capital equal to the net book value of the equipment.

     Financing activities provided $441,046 during the fiscal year ended June 30, 1999. The Company paid $128,843 in principal to retire its equipment financing facility. Payments on the financing facility were offset by proceeds of $569,889 from the exercise of options during the period. Financing activities provided $229,647 during the fiscal year ended June 30, 1998. During the fiscal year ended June 30, 1998, proceeds received by the Company of $572,444 from the exercise of options and warrants were offset by payments by the Company of $342,797 to reduce principal owing on its equipment financing facility.

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

     A second, more in-depth analysis ("Phase II") is currently ongoing. Internally, Phase II will include the testing of internally developed systems. Although the internal portion of Phase II is substantially complete, it is not expected to be fully completed until September 1999. The Company presently believes that with modifications to existing software and conversions to new software and systems, the Year 2000 Issue will not pose significant operational problems for its computer and other information systems. If required, the Company will utilize both internal and external resources to reprogram, or replace, and test the software and systems for Year 2000 modifications. Externally, Phase II of the Company's preparations for the Year 2000 Issue consists of soliciting and obtaining certification of Year 2000 compliance from third-party software vendors and determining the readiness of its significant suppliers and customers.

     If such modifications, conversions and/or replacements are not made, are not completed timely, or if any of the Company's suppliers or customers do not successfully deal with the Year 2000 Issue, the Year 2000 Issue could have a material impact on the operations of the Company. The Company could experience delays in receiving or sending its molecular diagnostic products that would increase its costs and that could cause the Company to lose business and even customers and could subject the Company to claims for damages. Problems with the Year 2000 Issue could also result in delays in the Company invoicing its genetics testing customers or in the Company receiving payments from them. In addition, the Company's research and development efforts which rely heavily on the storage and retrieval of electronic information could be interrupted resulting in significant delays in discovering genes, the loss of current collaborations, and the impairment of the Company's ability to enter into new collaborations. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could bring the Company to a standstill.

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

     After evaluating its internal compliance efforts as well as the compliance of third parties as described above, the Company will develop appropriate contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not year 2000 compliant. Some risks of the Year 2000 Issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the Year 2000 Issue.

Subsequent Event

     In July 1999, the Company entered into a two-year collaboration and license agreement with the Novartis Agricultural Discovery Institute, Inc. ("NADII"). The genomic collaboration will focus on the discovery of the genetic structure of cereal crops. The collaboration may provide the Company with an upfront payment and research funding of up to $33,500,000. Upon completion, NADII and the Company intend to jointly offer commercial access to the genomic databases and share equally in any resulting proceeds.


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

     The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of June 30, 1999, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

Certain Factors That May Affect Future Results of Operations

     The Company believes that this report on Form 10-K contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the timely implementation by the Company of its plan to prepare its computer systems for the Year 2000, the costs to the Company of such preparation, and the timely conversion by other parties on which the Company's business relies; intense competition related to the discovery of disease-related genes and the possibility that others may discover, and the Company may not be able to gain rights with respect to, genes important to the establishment of a successful molecular diagnostic business; difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited experience in operating a molecular diagnostic laboratory; the Company's limited marketing and sales experience and the risk that tests which the Company has or may develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company is targeting or expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's services from government, private health care insurers and third-party payors; and uncertainties as to the extent of future government regulation of the Company's business; uncertainties as to whether the Company and its collaborators will be successful in developing and obtaining regulatory approval for, and commercial acceptance of, therapeutics based on the discovery of disease-related genes and proteins; uncertainties as to the Company's ability to develop therapeutic lead compounds, which is a new business area for the Company; and the risk that markets will not exist for therapeutic lead compounds that the Company develops or if such markets exist, that the Company will not be able to sell compounds which it develops at acceptable prices. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties disclosed throughout this Annual Report on Form 10-K.

Item 8.   FINANCIAL STATEMENTS


     MYRIAD GENETICS, INC.
     Index to Financial Statements                                                       Number
     -----------------------------                                                       ------
     Independent Auditors' Report....................................................     F-1
     Consolidated Balance Sheets as of June 30, 1999 and 1998........................     F-2
     Consolidated Statements of Operations for the Years Ended June 30, 1999,
          1998 and 1997..............................................................     F-3
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss for
          the Years Ended June 30, 1999, 1998 and 1997...............................     F-4
     Consolidated Statements of Cash Flows for the Years Ended June 30, 1999,
          1998 and 1997..............................................................     F-6
     Notes to Consolidated Financial Statements......................................     F-7


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


Item 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

Item 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                    8-K

Item 14(a).         The following documents are filed as part of this annual report on Form 10-K.

Item 14(a)(1).      See "Index to Consolidated Financial Statements and Financial
 and (2)            Statement Schedules" at and (2) Item 8 to this Annual Report on
                    Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.


Item 14(a)(3)   Exhibits
                --------

                    The following is a list of exhibits filed as part of this Annual
                    Report on Form 10-K.

    Exhibit
    Number          Description
    ------          -----------
    (3.1)++   --    Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1)
    (3.2)++   --    Restated By-Laws of the Registrant (Filed as Exhibit 3.2)
    (4.1)++   --    See Exhibits 3.1, and 3.2 (Filed as Exhibit 4.1)
     (4.2)*   --    Form of Common Stock Certificate (Filed as Exhibit 4.2)
    (10.1)/\$ --    1992 Employee, Director and Consultant Stock Option Plan as amended and restated September 11,
                    1997 (Filed as Exhibit 10.1)
   (10.2)*$   --    Employee Stock Purchase Plan (Filed as Exhibit 10.2)
   (10.3)*$   --    Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and
                    Peter D. Meldrum, dated May 15, 1993 (Filed as Exhibit 10.3)
   (10.4)*$   --    Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and
                    Mark H. Skolnick, Ph.D., dated January 1, 1994 (Filed as Exhibit 10.4)
   (10.5)*$   --    Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and
                    Jay M. Moyes, dated July 12, 1993 (Filed as Exhibit 10.5)
    (10.6)*   --    Form of Registration Agreement executed in connection with the private placement of Series A
                    Preferred Stock (Filed as Exhibit 10.6)
    (10.7)*   --    Stock Purchase Agreement for Series C Convertible Preferred Stock between the Registrant and
                    Novartis Corporation, dated April 27, 1995 (Filed as Exhibit 10.7)
    (10.8)*   --    Standstill Agreement between the Registrant and Novartis Corporation, dated April 27, 1995
                    (Filed as Exhibit 10.8)
    (10.9)*   --    Voting Agreement between the Registrant and Novartis Corporation, dated April 27, 1995
                    (Filed as Exhibit 10.9)
   (10.10)#   --    Collaborative Research and License Agreement between the Registrant and Novartis
                    Corporation, dated April 27, 1995 (Cardiovascular Diseases) (Filed as Exhibit 10.10)
   (10.11)#   --    Research Collaboration and License Agreement between the Registrant, Eli Lilly & Company and Hybritech Incorporated, dated August 1, 1992 (Breast Cancer--BRCA1) (Filed as Exhibit 10.11)
   (10.12)#   --    Collaborative Agreement between the Registrant and Hybritech Incorporated, dated March 5,
                    1993 (BRCA1 Test Kits) (Filed as Exhibit 10.12)
   (10.13)#   --    Exclusive License Agreement between the Registrant and the University of Utah Research Foun-
                    dation, dated October 8, 1991, as amended (Breast Cancer--BRCA1) (Filed as Exhibit 10.13)

   (10.14)#   --    Standard Research Agreement and Form of License Agreement between the Registrant and the
                    University of Utah, effective January 1, 1993, as amended (Genes Predisposing to Cancer)
                    (Filed as Exhibit 10.14)
   (10.15)#   --    Exclusive License Agreement between the Registrant and the University of Utah Research
                    Foundation, dated August 4, 1993 (Angiotensinogen Variants and Predisposition to
                    Hypertension) (Filed as Exhibit 10.15)
   (10.16)#   --    Exclusive License Agreement between the Registrant and the University of Utah Research
                    Foundation, dated June 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.16)
   (10.17)#   --    Exclusive License Agreement between the Registrant and the University of Utah Research
                    Foundation, dated November 23, 1994 (Breast Cancer--BRCA2) (Filed as Exhibit 10.17)
   (10.18)#   --    Standard Research Agreement dated May 1, 1995 between the Registrant and the University of
                    Utah (Cardiovascular Disorders and Coronary Heart Disease Database) (Filed as Exhibit 10.18)
   (10.19)#   --    Exclusive License Agreement dated May 1, 1995 between the Registrant and the University of
                    Utah Research Foundation (Cardiovascular Disorders and Coronary Heart Disease Database)
                    (Filed as Exhibit 10.19)
   (10.20)#   --    Standard Research Agreement dated July 31, 1995 between the Registrant and the University of
                    Utah (Obesity Database) (Filed as Exhibit 10.20)
   (10.21)#   --    Exclusive License Agreement dated July 31, 1995 between the Registrant and the University of
                    Utah Research Foundation (Obesity Database) (Filed as Exhibit 10.21)
   (10.22)#   --    Co-Exclusive License Agreement among the Registrant, the University of Utah Research
                    Foundation and Institut National de la Sante et de la Recherche Medicale, dated October 6,
                    1993 (Angiotensinogen and Predisposition to Essential Hypertension) (Filed as Exhibit 10.22)
   (10.23)#   --    License Agreement between the Registrant and California Institute of Technology, dated
                    April 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.23)
   (10.24)*   --    Research Agreement between the Registrant and California Institute of Technology, dated
                    June 3, 1994 (MTS1 or p16) (Filed as Exhibit 10.24)
   (10.25)*   --    Stock Purchase Agreement for Series D Convertible Preferred Stock between the Registrant and
                    Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.25)
   (10.26)*   --    Standstill Agreement between the Registrant and Bayer Corporation, dated September 11, 1995
                    (Filed as Exhibit 10.26)
   (10.27)*   --    Voting Agreement between the Registrant and Bayer Corporation, dated September 11, 1995
                    (Filed as Exhibit 10.27)
   (10.28)#   --    Collaborative Research and License Agreement between the Registrant and Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.28)
   (10.29)#   --    Standard Research Agreement between the Registrant and IHC Health Services, Inc., dated as of September 1, 1995 (Filed as Exhibit 10.29)
   (10.30)@   --    Research Agreement between the Registrant and IHC Health Services, Inc., dated as of June 24, 1996
(10.31)(N)    --    Patent and Technology License Agreement dated September 26, 1996 among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center and the
                    Registrant (Filed as Exhibit 10.1)
(10.32)(N)    --    Lease Agreement, dated October 12, 1995, between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.2)
(10.33)(N)    --    Amendment to Lease Agreement, dated March 29, 1996 between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.3)
(10.34)(N)    --    Letter Agreement, dated March 4, 1996, among the University of Utah, Genetic Epidemiology and the Registrant regarding Extension of Standard Research agreement and Form of License Agreement between the Registrant and the University of Utah, effective January 1, 1993, as amended (Genes
                    Predisposing to Cancer) (Filed as Exhibit 10.4)

(10.35)+@    --     Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the
                    University of Texas System, the University of Texas M.D. Anderson Cancer Center and the
                    Registrant (Filed as Exhibit 10.1)
(10.36)(S)@  --     Collaborative Research and License Agreement among the Registrant, Schering Corporation and
                    Schering-Plough, Ltd., dated April 22, 1997 (Prostate and Other Cancers) (Filed as Exhibit 10.36)
(10.37)(S)   --     Standstill Agreement between the Registrant and Schering Corporation, dated April 22, 1997
                    (Filed as Exhibit 10.37)
(10.38)(S)   --     Stock Purchase Agreement for Common Stock between the Registrant and Schering Corporation, dated
                    April 22, 1997 (Filed as Exhibit 10.38)
(10.39)(P)@  --     Standard Research Agreement between the Company and Valley Mental Health dated September 1, 1997
                    (central nervous system disorders) (Filed as Exhibit 10.1)
(10.40)(P)   --     International Swap Dealers Association, Inc. Master Agreement ("ISDA Master Agreement") between the Registrant and Swiss Bank Corporation, London Branch dated October 8, 1997 (Filed as Exhibit
                    10.2)
(10.41)(P)   --     Schedule to ISDA Master Agreement between the Registrant and Swiss Bank Corporation, London
                    Branch dated October 8, 1997 (Filed as Exhibit 10.3)
(10.42)(P)   --     Confirmation for Contract A entered into pursuant to ISDA Master Agreement between the
                    Registrant and Swiss Bank Corporation, London Branch dated October 8, 1997 (Filed as Exhibit
                    10.4)
(10.42)(P)   --     Confirmation for Contract B entered into pursuant to ISDA Master Agreement between the
                    Registrant and Swiss Bank Corporation, London Branch dated October 8, 1997 (Filed as Exhibit
                    10.5)
(10.43)%@    --     Amendment and Supplement to Collaborative Research and License Agreement dated November 19, 1997 between Bayer Corporation and the Registrant (Filed as Exhibit 10.1)
(10.44)=     --     Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Research Park
                    Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant
(10.45)&     --     Memorandum of Lease between the Company and Boyer Foothill Associates, Ltd. dated August 24,
                    1998 (Filed as Exhibit 10.1)
(10.46)&     --     Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August
                    24, 1998 (Filed as Exhibit 10.2)
(10.47)&     --     Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of
                    Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998 (Filed as Exhibit 10.3)
(10.48)!     --     Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company (Filed as Exhibit 10.1)
(10.49)!     --     Addendum No. 1 to Master Lease Agreement dated December 31, 1998 between General Electric
                    Capital Corporation and the Company (Filed as Exhibit 10.2)
(10.50)!     --     Addendum No. 2 to Master Lease Agreement dated December 31, 1998 between General Electric
                    Capital Corporation and the Company (Filed as Exhibit 10.3)
(10.51)!     --     Biotech Equipment Schedule Schedule No. 001 dated December 31, 1998 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit
                    10.4)
(10.52)!     --     Annex A to Equipment Schedule No. 001 to Master Lease Agreement dated December 31, 1998 between
                    General Electric Corporation and the Company (Filed as Exhibit 10.5)
(10.53)!     --     Annex B to Equipment Schedule No. 001 to Master Lease Agreement dated December 31, 1998 between
                    General Electric Corporation and the Company (Filed as Exhibit 10.6)
(10.54)!     --     Addendum to Schedule No. 001 to Master Lease Agreement dated as of December 31, 1998 between
                    General Electric Corporation and the Company (Filed as Exhibit 10.7)
(10.55)!@    --     Collaborative Research, License and Co-Promotion agreement dated as of October 5, 1998 between
                    Schering Aktiengesellschaft and the Company (Filed as Exhibit 10.8)
(10.56)!@    --     Collaborative ProNet Research and License Agreement dated as of November 11, 1998 between
                    Monsanto Company and the Company (Filed as Exhibit 10.9)


(10.57)!@    --     Letter Amendment to the Collaborative Research and License Agreement dated as of November 30,
                    1998 between Bayer Corporation and the Company (Filed as Exhibit 10.10)
(21.1)       --     Revised List of Subsidiaries of the Registrant
(23.1)       --     Consent of KPMG LLP
(27.1)       --     Financial Data Schedule

-------------------

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

(N) Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1996.

+ Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1996.

(S) Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1997.

(P) Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1997.

% Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1997.

/\ Previously filed and incorporated herein by reference from the Company's Registration Statement filed on Form S-8, effective November 25, 1997, File No. 333-40961.

= Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1998.

& Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1998.

! Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1998.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 14(b)  Reports on Form 8-K
            -------------------

     No reports on Form 8-K were filed during the last quarter of the year ended June 30, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salt Lake City, Utah on September 24, 1999.

                              MYRIAD GENETICS, INC.

                         By:    /s/ Peter D. Meldrum
                              -----------------------------------------
                              Peter D. Meldrum
                              President and Chief Executive Officer

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


    Signatures                                 Title                               Date
    ----------                                 -----                               ----

By:   /s/ Peter D. Meldrum              President and Chief Executive       September 24, 1999
   -----------------------------        Officer and Director
   Peter D. Meldrum                     (principal executive officer)


By:   /s/ Jay M. Moyes                  Vice President of Finance           September 24, 1999
   -----------------------------        (principal financial and
   Jay M. Moyes                         accounting officer)


By: /s/ John J. Horan                   Chairman of the Board               September 24, 1999
   -----------------------------
   John J. Horan

By: /s/ Walter Gilbert                  Vice Chairman of the Board          September 24, 1999
   -----------------------------
   Walter Gilbert, Ph.D.

By: /s/ Mark H. Skolnick                Director                            September 24, 1999
   -----------------------------
   Mark H. Skolnick, Ph.D.

By:   /s/ Arthur H. Hayes, Jr.          Director                            September 24, 1999
   -----------------------------
   Arthur H. Hayes, Jr., M.D.

By:   /s/ Dale A. Stringfellow          Director                            September 24, 1999
   -----------------------------
   Dale A. Stringfellow, Ph.D.

By:   /s/ Alan J. Main                  Director                            September 24, 1999
   -----------------------------
   Alan J. Main, Ph.D.

By:   /s/ Michael J. Berendt            Director                            September 24, 1999
   -----------------------------
   Michael J. Berendt, Ph.D.

                         Independent Auditors' Report

The Board of Directors and Stockholders
Myriad Genetics, Inc.:

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries, as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                            KPMG LLP

Salt Lake City, Utah
September 8, 1999

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                        June 30
                                                                               -------------------------
                       Assets                                                     1999           1998
                                                                               ----------     ----------
Current assets:
 Cash and cash equivalents                                                     $  5,404,944     14,595,034
 Marketable investment securities (note 2)                                        4,477,138     16,267,156
 Prepaid expenses                                                                   622,700        266,679
 Trade accounts receivables, less allowance for doubtful
  accounts of $73,439 in 1999 and $66,000 in 1998                                 1,322,950        471,327
 Other receivables                                                                1,855,696        117,053
                                                                               ------------    -----------
     Total current assets                                                        13,683,428     31,717,249
                                                                               ------------    -----------

Equipment and leasehold improvements:
 Equipment                                                                       13,351,229     16,049,721
 Leasehold improvements                                                           3,520,253      2,288,241
                                                                               ------------    -----------
                                                                                 16,871,482     18,337,962

 Less accumulated depreciation and amortization                                   6,871,981      5,902,926
                                                                               ------------    -----------

     Net equipment and leasehold improvements                                     9,999,501     12,435,036

Long-term marketable investment securities (note 2)                              29,044,377     22,247,303

Other assets                                                                        823,634        992,384
                                                                               ------------    -----------

                                                                               $ 53,550,940     67,391,972
                                                                               ============    ===========

              Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                              $  2,917,810      5,121,279
 Accrued liabilities                                                              1,754,634      1,938,722
 Deferred revenue                                                                   662,760      2,722,115
 Current portion of notes payable (note 3)                                             ---         128,843
                                                                               ------------    -----------
                                                                                  5,335,204      9,910,959
                                                                               ------------    -----------

Commitments and contingencies (notes 4, 7, and 9)

Stockholders' equity (notes 2, 5, 6, and 10):
 Preferred stock, $0.01 par value.  Authorized 5,000,000 shares;
  No shares issued and outstanding                                                     ---            ---
 Common stock, $0.01 par value.  Authorized 15,000,000 shares; issued
  and outstanding 9,428,732 in 1999 and 9,337,501 shares in 1998                     94,287         93,375
 Additional paid-in capital                                                      92,377,949     91,907,034
 Accumulated other comprehensive income (loss)                                      (68,846)         1,477
 Deferred compensation                                                             (247,774)      (576,446)
 Accumulated deficit                                                            (43,939,880)   (33,944,427)
                                                                               ------------    -----------

     Stockholders' equity                                                        48,215,736     57,481,013
                                                                               ------------    -----------
                                                                               $ 53,550,940     67,391,972
                                                                               ============    ===========

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                                      Years ended June 30,
                                                           ------------------------------------------
                                                               1999           1998           1997
                                                           ------------   ------------   ------------
Research revenue                                            $ 20,093,057    20,999,598     14,732,054

Molecular diagnostic revenue                                   5,220,349     2,210,983        504,045
                                                            ------------   -----------    -----------
     Total revenues                                           25,313,406    23,210,581     15,236,099

Costs and expenses:
 Molecular diagnostic cost of revenue                          3,066,354     1,391,368        340,461
 Research and development expense                             23,452,220    23,002,340     18,580,229
 Selling, general, and administrative expenses                11,105,520    11,807,023      8,755,217
                                                            ------------   -----------    -----------

     Total cost and expenses                                  37,624,094    36,200,731     27,675,907
                                                            ------------   -----------    -----------
     Operating loss                                          (12,310,688)  (12,990,150)   (12,439,808)

Other income (expense):
 Interest income                                               2,348,827     3,223,683      3,414,379
 Interest expense                                                 (6,278)      (32,681)       (66,661)
 Other                                                           (27,314)        2,113       (114,190)
                                                            ------------   -----------    -----------
                                                               2,315,235     3,193,115      3,233,528
                                                            ------------   -----------    -----------
     Net loss                                               $ (9,995,453)   (9,797,035)    (9,206,280)
                                                            ============   ===========    ===========
Basic and diluted loss per common share                     $      (1.06)        (1.05)         (1.03)
                                                            ============   ===========    ===========
Basic and diluted weighted average shares outstanding          9,391,122     9,289,481      8,903,918
                                                            ============   ===========    ===========

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                   Years ended June 30, 1999, 1998, and 1997


                                                                          Accumu-
                                                                           lated
                                                                           other
                                                             Additi-      compre-                              Compre-
                                      Common stock           tional       hensive   Deferred      Accum-       hensive     Stock-
                               -------------------------     paid-in       income    compen-      ulated       income      holders'
                                 Shares         Amount       capital       (loss)    sation       deficit      (loss)      equity
                               ----------     ----------    ----------   --------- ----------   -----------  ----------  ----------
Balances at
  June 30, 1996                 8,702,215      $87,022      87,015,215    (67,865) (1,907,513)  (14,941,112)        --   70,185,747

Issuance of
 common stock for
 cash upon exercise
 of options and warrants          386,007        3,860         625,802       --          --            --           --      629,662

Issuance of common
 stock for cash                     4,665           47          99,722       --          --            --           --       99,769

Issuance of common
 stock for cash, net of
  issuance costs of $133,703
  (note 9)                        129,665        1,297       3,865,000       --          --            --           --    3,866,297

Amortization of
 deferred compensation               --           --              --         --       530,533          --           --      530,533

Net loss                             --           --              --         --          --      (9,206,280) (9,206,280) (9,206,280)

Unrealized gains
 on marketable
 investment securities:
  Unrealized holding
   gains arising
   during period                     --           --              --         --          --            --         27,819       --

  Less: classification
   adjustment for
   losses included
   in net loss                       --           --              --         --          --            --         45,428       --
                                                                                                              ----------

Other comprehensive
  income                             --           --              --       73,247        --            --         73,247     73,247
                                                                                                              ----------

Comprehensive loss                   --           --              --         --          --                   (9,133,033       --
                                                                                                              ==========
                                ---------      -------       ----------    -------  ----------     -----------           ----------

Balances at
 June 30, 1997                  9,222,552       92,226       91,605,739      5,382  (1,376,980)    (24,147,392)          66,178,975

Issuance of
 common stock for
 cash upon exercise
 of options and
 warrants                         105,704        1,057          393,128        --          --              --               394,185

Issuance of common
 stock for cash                     9,245           92          178,167        --          --              --               178,259

Amortization of
 deferred
 compensation                        --           --               --          --       530,534            --               530,534

Forfeiture of deferred
 compensation                        --           --           (270,000)       --       270,000            --                   --

Net loss                             --           --               --          --          --        (9,797,035)         (9,797,035)

Unrealized gains (losses)
 on marketable
 investment securities:
  Unrealized holding
   gains arising
    during period                    --           --               --          --          --              --                  --

  Less: classification
   adjustment for
   gains included
   in net loss                       --          --                --          --          --              --                  --

Other comprehensive loss             --           --               --        (3,905)       --              --                (3,905)


Comprehensive loss                   --           --               --          --          --              --
                                                                                                                               --
                                ---------      -------       ----------     -------  ----------     -----------          ----------
                                                                                                                         57,481,013

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                   Years ended June 30, 1999, 1998, and 1997




                                                                      Accumu-
                                                                      lated
                                                                      other
                                                           Additi-    compre-                                Compre-
                                 Common stock              tional     hensive      Deferred      Accum-      hensive      Stock-
                          --------------------------      paid-in      income       compen-      ulated       income      holders'
                              Shares       Amount         capital     (loss)        sation       deficit      (loss)      equity
                          -----------   ------------   -----------  -----------   ----------   -----------  ---------- -----------

Issuance of
 common stock for
 cash upon exercise
 of options and warrants      68,827           688        365,607      ---             ---           ---                    366,295

Issuance of common
 stock for cash               22,404           224        203,370      ---             ---           ---                    203,594

Amortization of
 deferred compensation         ---             ---          ---        ---            230,610        ---                    230,610

Forfeiture of deferred
 compensation                  ---             ---        (98,062)     ---             98,062        ---                     ---

Net loss                       ---             ---          ---        ---             ---       (9,995,453) (9,995,453) (9,995,453)

Unrealized losses
 on marketable
 investment securities:
  Unrealized holding
   losses arising
   during period               ---             ---          ---        ---             ---           ---       (115,287)     ---

  Less: classification
   adjustment for
   losses included
   in net loss                 ---             ---          ---        ---             ---           ---         44,964      ---
                                                                                                            ------------
Other comprehensive loss       ---             ---          ---       (70,323)         ---           ---        (70,323)    (70,323)
                                                                                                            ------------
Comprehensive loss             ---             ---          ---        ---             ---           ---    (10,065,776)     ---
                                                                                                            ============
                          -----------   ------------   -----------  -----------   ------------  ------------             -----------
Balances at
  June 30, 1999             9,428,732    $     94,287  92,377,949       (68,846)      (247,774)  (43,939,880)             48,215,736
                          ===========   ============   ===========  ===========   ============  ============             ===========

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                           Years ended June 30,
                                                           ---------------------------------------------------------
                                                                 1999                 1998                 1997
                                                           ---------------       --------------      ---------------
Cash flows from operating activities:
 Net loss                                                  $   (9,995,453)          (9,797,035)          (9,206,280)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                3,223,779            3,272,936            2,505,479
   Loss (gain) on sale of equipment                               (17,650)              14,856               68,762
   Loss (gain) on sale of investment securities                    44,964              (16,969)              45,428
   Bad debt expense                                                 7,439               66,000                 ---
   Changes in operating assets:
    Trade receivables                                            (859,062)            (354,161)            (183,166)
    Prepaid expenses                                             (356,021)             179,581             (357,837)
    Other receivables                                          (1,738,643)             177,914             (215,901)
    Other assets                                                     ---              (941,405)              (9,283)
    Accounts payable and accrued expenses                      (2,387,557)           3,346,712              733,213
    Deferred revenue                                           (2,059,355)          (2,977,312)              38,051
                                                           ---------------       --------------      ---------------

     Net cash used in operating activities                    (14,137,559)          (7,028,883)          (6,581,534)
                                                           ---------------       --------------      ---------------

Cash flows from investing activities:
 Proceeds from sale of equipment                                3,604,579                4,133               68,424
 Capital expenditures                                          (3,975,813)          (3,185,906)          (4,727,121)
 Purchase of investment securities held-to-maturity           (17,462,407)        (117,237,699)        (111,098,966)
 Maturities of investment securities held-to-maturity          20,001,804          117,100,138          127,713,265
 Purchase of investment securities available-for-sale        (274,244,194)        (723,380,886)        (471,745,972)
 Sale of investment securities available-for-sale             276,582,454          724,018,727          472,924,917
                                                           ---------------       --------------      ---------------

     Net cash provided by (used in) investing activities        4,506,423           (2,681,493)          13,134,547
                                                           ---------------       --------------      ---------------

Cash flows from financing activities:
 Payments of notes payable                                       (128,843)            (342,797)            (308,658)
 Net proceeds from issuance of common stock                       569,889              572,444            4,595,728
                                                           ---------------       --------------      ---------------

     Net cash provided by financing activities                    441,046              229,647            4,287,070
                                                           ---------------       --------------      ---------------

Net increase (decrease) in cash and cash equivalents           (9,190,090)          (9,480,729)          10,840,083

Cash and cash equivalents at beginning of year                 14,595,034           24,075,763           13,235,680
                                                           ---------------       --------------      ---------------

Cash and cash equivalents at end of year                   $    5,404,944           14,595,034           24,075,763
                                                           ===============       ==============      ===============

Supplemental disclosure of cash flow information -
------------------------------------------------
Interest paid                                              $        6,278               32,681               66,678

Supplemental disclosures of noncash investing and
-------------------------------------------------
  financing activities:
  --------------------
Decrease in additional paid-in capital as a result of
 forfeitures of stock options                              $      (98,062)            (270,000)                 --

Fair value adjustment on marketable investment securities
 (charged) credited to stockholders' equity                       (70,323)              (3,905)              73,247

See accompanying notes to consolidated financial statements.


                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997


(1) Summary of Significant Accounting Policies

   (a) Organization and Business Description

       Myriad Genetics, Inc. (the Company) is a genomics company focused on the development of therapeutic and diagnostic products based on the discovery of major common human disease genes and their biological pathways. The Company utilizes analyses of extensive family histories and genetic material, as well as a number of proprietary technologies, to identify inherited gene mutations which increase the risk to individuals of developing these diseases. The discovery of disease-predisposing genes and their biochemical pathways provides the Company with three significant commercial opportunities: (i) the development and marketing of molecular diagnostic and information services, (ii) the marketing of subscriptions to the ProNet(TM) database of protein interactions, and
       (iii) the development of therapeutic products for the treatment and prevention of major diseases associated with these genes and their biochemical pathways. The Company's operations are located in Salt Lake City, Utah.

   (b) Principles of Consolidation

       The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc., and its wholly owned subsidiaries Myriad Genetic Laboratories, Inc., Myriad Pharmaceuticals, Inc. and Myriad Financial, Inc. All intercompany amounts have been eliminated in consolidation.

   (c) Cash Equivalents

       Cash equivalents of $1,595,446 and $9,979,106 at June 30, 1999 and 1998,
       respectively, consist of short-term securities. The Company considers all highly liquid debt instruments with maturities at date of purchase of 90 days or less to be cash equivalents.

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

                                    F-7                         (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997


   (f) Revenue Recognition

       The Company recognizes revenue from research contracts in accordance with the terms of the contract and the related research activities undertaken. This includes recognizing research revenue from research contracts over time as research is performed using the percentage-of-completion method based on costs incurred relative to total estimated contract costs. Payments to the Company under these agreements cover the Company's direct costs and an allocation for overhead and general and administrative expenses. Payments received on uncompleted long-term research contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. Molecular diagnostic revenue is recognized upon completion of the test and communication of results. Payments received in advance of molecular diagnostic work performed are recorded as deferred revenue.

   (g) Net Loss Per Common and Common Equivalent Share

       Loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive potential common shares outstanding during the period. Stock options are considered to be potential common shares.

       Basic loss per common share is the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share is the amount of loss for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

       In calculating loss per common and common-equivalent share the net loss and the weighted average common and common-equivalent shares outstanding were the same for both the basic and diluted calculation.

       For the years ended June 30, 1999, 1998, and 1997, there were antidilutive potential common shares of 2,072,165, 2,068,720, and 1,390,917, respectively. Accordingly, these potential common shares were not included in the computation of diluted earnings per share, for the years presented, but may be dilutive to future basic and diluted earnings per share.

   (h) Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


                                    F-8                              (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997



   (i) Marketable Investment Securities

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

   (j) Fair Value Disclosure

       At June 30, 1999, the book value of the Company's financial instruments approximates fair value except as disclosed in note 2.

   (k) Stock-Based Compensation

       The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 permits entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123.

   (l) Other Assets

       Other assets are comprised of a purchased customer list, patent, and security deposits. The customer list and patent were acquired in fiscal year 1998 and are stated at cost. Amortization of the customer list and patents are computed using the straight-line method over the estimated useful lives of the related assets, which range from four to nine years. Accumulated amortization related to the patent and customer list totaled $189,844 and $21,094 at June 30, 1999 and 1998, respectively. On an ongoing basis, management reviews the valuation of the customer list and patent to determine possible impairment by comparing the carrying value to undiscounted estimated future cash flows from the related assets.

                                      F-9                            (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997


(m)    Other Receivables

       At June 30, 1999, other receivables are comprised of costs in excess of research payments received of $1,682,420 and nontrade receivables of
       $173,276.   At June 30, 1998 the entire balance was comprised of nontrade receivables.

(n)    Accrued Liabilities

       At June 30, 1999, accrued liabilities are comprised of accrued payroll of $690,221, accrued vacation of $498,670, and other accrued liabilities of $565,743. At June 30, 1998, the balance was comprised of accrued payroll of $615,664, accrued vacation of $396,296, and other accrued liabilities of $926,762.

(2) Marketable Investment Securities

   The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 1999 and 1998, were as follows:

                                                                          Gross                Gross
                                                                        unrealized           unrealized
                                                     Amortized           holding              holding
                                                       cost               gains                losses            Fair value
                                                 ---------------     ---------------     ----------------      ---------------
At June 30, 1999
Held-to-maturity:
 U.S. government obligations                     $    15,079,412                   -             (153,713)          14,925,699
 Corporate bonds and notes                             3,843,675                  92               (1,266)           3,842,501
                                                 ---------------     ---------------     ----------------      ---------------
                                                 $    18,923,087                  92             (154,979)          18,768,200
                                                 ===============     ===============     ================      ===============
Available-for-sale:
 U.S. government obligations                     $     6,767,578                   -              (20,233)           6,747,345
 Mortgage-backed securities                              123,104                   -                 (607)             122,497
 Corporate bonds and notes                             7,590,354                 561              (48,567)           7,542,348
 Certificate of deposit                                  186,238                   -                    -              186,238
                                                 ---------------     ---------------     ----------------      ---------------
                                                 $    14,667,274                 561              (69,407)          14,598,428
                                                 ===============     ===============     ================      ===============
At June 30, 1998
Held-to-maturity:
 U.S. government obligations                     $    13,605,683               1,140              (21,591)          13,585,232
 Corporate bonds and notes                             7,856,801                 910              (10,113)           7,847,598
                                                 ---------------     ---------------     ----------------      ---------------
                                                 $    21,462,484               2,050              (31,704)          21,432,830
                                                 ===============     ===============     ================      ===============
Available-for-sale:
 U.S. government obligations                     $     3,806,744               1,460                    -            3,808,204
 Domestic bank obligations                             1,009,885                 740                    -            1,010,625
 Foreign bank obligations                              7,021,725               1,469                 (602)           7,022,592
 Mortgage-backed securities                              979,672                   -               (3,577)             976,095
 Corporate bonds and notes                             4,050,440               3,157               (1,170)           4,052,427
 Certificate of deposit                                  182,032                   -                    -              182,032
                                                 ---------------     ---------------     ----------------      ---------------
                                                 $    17,050,498               6,826               (5,349)          17,051,975
                                                 ===============     ===============     ================      ===============


                                     F-10                            (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997



     Maturities of debt securities classified as available-for-sale and held-to-maturity are as follows at June 30, 1999. (Maturities of mortgage backed securities have been presented based upon estimated cash flows assuming no change in the current interest rate environment):

                                                                   Amortized             Fair
                                                                     cost                value
                                                               -----------------   -----------------
Held-to-maturity:
 Due within one year                                           $       3,843,675           3,842,501
 Due after one year through five years                                15,079,412          14,925,699
                                                               -----------------   -----------------
                                                               $      18,923,087          18,768,200
                                                               =================   =================
Available-for-sale:
 Due within one year                                           $         634,009             633,463
 Due after one year through five years                                12,138,793          12,077,243
 Due after 10 years                                                    1,894,472           1,887,722
                                                               -----------------   -----------------
                                                               $      14,667,274          14,598,428
                                                               =================   =================

(3)  Notes Payable

     During 1995, the Company entered into equipment financing agreements with two commercial financial institutions. Under the agreements, the Company borrowed $1,232,292, at an interest rate of approximately 10.5 percent. Monthly payments were made over 48 months. The term of the financing agreement ended during fiscal 1999.

(4)  Leases

     The Company leases office and laboratory space and equipment under three noncancelable operating leases. Future minimum lease payments under these leases as of June 30, 1999 are as follows:


Fiscal year ending:


2000                                                           $     2,851,580
2001                                                                 2,818,308
2002                                                                 2,818,308
2003                                                                 2,322,600
2004                                                                 1,826,891
Thereafter                                                           6,582,136
                                                               ---------------
                                                               $    19,219,823
                                                               ===============

     Rental expense was $1,855,679 in 1999, $1,282,308 in 1998, and $1,014,931
     in 1997.

     The Company sold certain fixed assets for $3,551,784 in December of 1998. The assets were leased back from the purchaser over a period of four years. There was no gain or loss on this transaction and the resulting lease is being accounted for as an operating lease.

                                     F-11                            (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997



(5)  Stock-Based Compensation

     Prior to 1992, the Company granted Nonqualified stock options to directors, employees, and other key individuals providing services to the Company. In 1992, the Company adopted the "1992 Employee, Director, and Consultant Fixed Stock Option Plan" and has reserved 2,000,000 shares of common stock for issuance upon the exercise of options that the Company plans to grant from time to time under this plan. The exercise price of options is equivalent to the estimated fair market value of the stock at the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over five years and expire ten years from date of grant. As of June 30, 1999, 17,373 shares are reserved for future grant under the 1992 plan. For financial statement presentation purposes, the Company has recorded as deferred compensation the excess of the deemed value of the common stock at the date of grant over the exercise price. The deferred compensation will be amortized ratably over the vesting period. Amortization expense was $230,610, $530,534, and $530,533 for the years ended June 30, 1999, 1998, and 1997, respectively.

     A summary of activity is as follows:

                                              1999                        1998                        1997
                                   ---------------------------  ------------------------   -----------------------
                                                  Weighted-                  Weighted-                  Weighted-
                                    Number        average       Number        average       Number      average
                                      of          exercise        of         exercise        of         exercise
                                    shares         price        shares         price        Shares       price
                                   ---------    ----------     ----------    --------      ---------   -----------
Options
  outstanding at
  beginning of year                1,642,477        $18.47      1,334,707      $17.08      1,288,925        $ 8.48

Plus options
  granted                          1,077,593         10.62        492,600      19.82         486,156         28.82

Less:
Options exercised                     68,827          6.27         81,740       3.91         373,329          1.69
Options canceled or
  expired                            696,452         23.95        103,090      18.67          67,045         18.17
                                  ----------                    ---------                  ---------
Options
  outstanding at
  end of year                      1,954,791        $12.64      1,642,477      18.47       1,334,707        $17.08
                                  ==========                    =========                  =========
Options exercisable
  at end of year                     722,480        $11.33        582,934     $12.24         438,784        $ 6.84

Weighted - average
  fair value of
  options granted
  during the year                                     6.00                     12.01                         19.04



                                     F-12                            (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997




   The following table summarizes information about fixed stock options outstanding at June 30, 1999:

                                                              Options outstanding                        Options exercisable
                                       -------------------------------------------------------      -----------------------------
                                          Number               Weighted                                Number
                                       outstanding             average            Weighted           exercisable        Weighted
              Range of                     at                 remaining           -average               at             -average
             exercise                   June 30,             contractual          exercise             June 30,         exercise
              prices                      1999                  life                price               1999             price
        ----------------------      ---------------        -----------------    --------------     ---------------    -----------
        $  .028   --   10.00            594,669                 6.3             $     6.25              364,517       $   4.52
          10.25   --   15.00            853,622                 8.8                  10.85              157,016          10.25
          15.30   --   25.00            326,500                 8.2                  20.85              120,280          22.51
          26.00   --   40.25            180,000                 7.9                  27.33               80,667          27.54
                                    ---------------                                                ---------------
           .028   --   40.25          1,954,791                 7.8                  12.64              722,480          11.33
                                    ===============                                                ===============

   The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have been changed to the following pro forma amounts:

                                                                                 1999                 1998            1997
                                                                           ---------------      ---------------   -------------
Net loss                             As reported                           $     9,995,453      $     9,797,035   $  9,206,280
                                     Pro forma                                  14,585,479           13,590,274     10,837,607

Basic and diluted loss per share
                                     As reported                                      1.06                 1.05           1.03
                                     Pro forma                                        1.55                 1.46           1.22

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively: risk-free interest rates of 4.8 percent, 5.5 percent, and 6.4 percent; expected dividend yields of 0 percent for all years; expected lives of 4.3 years, 5.6 years, and 5.5 years; and expected volatility of 69 percent, 63 percent, and 70 percent.

   During the 1999 fiscal year, the Company issued options to purchase 223 shares of its wholly owned subsidiary Myriad Pharmaceuticals, Inc. to the president of that subsidiary. The exercise price was equal to the fair market value at the date of grant. The underlying shares are convertible to 75,024 shares of the Company's common stock.

   On October 22, 1998, the Board of Directors authorized a stock option repricing amendment. Option holders electing to participate in the repricing of eligible options were required to surrender one option for every four options held. Under the repricing amendment, 589,194 options were surrendered in exchange for 441,962 repriced options. The exercise price of the repriced options is equal to the fair market value of the Company's common stock on October 22, 1998. Directors', executive officers', and outside consultants' options were excluded from the repricing.

                                     F-13                            (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997


(6)  Common and Preferred Stock

     In February 1995, the Company completed a private placement wherein the placement agents received warrants to purchase 31,572 shares of the Company's common stock through the year 2002 at a price of $15.40 of which 26,243 are still outstanding as of June 30, 1999.

(7)  License Agreements

     The Company has entered into license agreements with certain organizations and academic institutions. The agreements granted the Company exclusive worldwide licenses to certain technologies and patent applications that the Company believes will be useful in the development of diagnostic and therapeutic products. In consideration for the licenses, the Company has paid $825,000, issued 28,416 shares of common stock, and granted 14,286 stock options which were exercised in 1997. The Company is also required to make future payments totaling $30,000 and may have to make milestone payments of $965,000 upon achievement of certain events. The Company is also required to make royalty payments based on net sales of products or services subject to a minimum royalty upon commencement of sales.

(8)  Income Taxes

     There was no income tax expense in 1999, 1998, or 1997 due to net operating losses. The difference between the expected tax benefit and the actual tax benefit is primarily attributable to the effect of net operating losses being offset by an increase in the Company's valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998, are presented below:

                                                                          1999                  1998
                                                                    ----------------      ----------------
Deferred tax assets:
 Net operating loss carryforwards                                   $     21,288,000            16,737,000
 Research and development credits                                            604,000               905,000
 Accrued expenses                                                            408,000               366,000
 Unearned revenue                                                            247,000             1,015,000
                                                                   -----------------      ----------------
      Total gross deferred tax assets                                     22,547,000            19,023,000
 Less valuation allowance                                                (21,009,000)          (17,545,000)
                                                                    ----------------      ----------------

      Net deferred tax assets                                              1,538,000             1,478,000

Deferred tax liability - equipment, principally due to
 differences in depreciation                                               1,538,000             1,478,000
                                                                    ----------------      ----------------
      Total gross deferred tax liability                                   1,538,000             1,478,000
                                                                    ----------------      ----------------
      Net deferred tax liability                                    $              -                     -
                                                                    ================      ================

                                     F-14                            (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997



     The net change in the total valuation allowance for the years ended June 30, 1999 and 1998, was an increase of $3,464,000 and $4,118,400, respectively. Of the subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 1999, approximately $5,072,000 will be recognized as additional paid-in capital and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

     At June 30, 1999, the Company had total tax net operating losses of approximately $57,072,000 and total research and development credit carryforwards of approximately $604,000, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2007.

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

(9)  Collaborative Research Agreements

     In October 1998, the Company entered into a five-year collaboration to utilize the Company's protein interaction technology (ProNet(TM)) for drug discovery and development. Under the agreement, the Company will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drug discovered with ProNet(TM). This collaboration may provide the Company with licensing fees, subscription fees, option payments, and milestone fees of up to $51,000,000. If the Company chooses to co-promote the drug as a 50 percent partner, the Company may be required to pay funds to the collaboration partner to establish equal ownership.

     In November 1998, the Company entered into a 15 month collaboration to utilize ProNet(TM) for drug discovery and development. Under the agreement, the collaborative partner has the option to extend the research term for an additional twelve months. If the anticipated milestones, option payments, license fees, and upfront payments are achieved, the value of the agreement may reach up to $15,000,000. The Company will also receive royalties on worldwide sales of drugs resulting from the discovery of novel targets found through use of the ProNet(TM) technology.


                                     F-15                            (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997


     In April 1997, the Company entered into a three-year collaborative research and license agreement and stock purchase agreement related to locating genes associated with prostate cancer and other cancers. Under the agreements, the Company may receive up to $60,000,000, excluding royalties. The Company received an equity investment of $4,000,000 in exchange for common stock. The Company also received a license fee of $4,000,000, which was recognized as revenue in 1997. The Company will receive $3,000,000 in annual research funding paid quarterly in advance for three years. The three-year term may be extended for two additional one-year periods. The Company may also receive up to $35,000,000 upon achievement of specified milestones, of which $2,500,000 was received and recognized as revenue in 1998. The Company retains all rights to diagnostic products and genetic testing services using the developed technology while licensing to the collaborator all rights to therapeutic applications. The Company is entitled to receive royalties from sales of therapeutic products made by the collaborator.

     In September and April 1995, the Company entered into collaborative research and license agreements and stock purchase agreements with two pharmaceutical companies. In November 1997 and again in December 1998, the Company expanded one of these agreements. Under the agreements, the Company may receive up to $196,700,000. The Company received initial equity investments of $17,000,000 in exchange for Series D and Series C preferred stock, which were subsequently converted to common stock in conjunction with the Company's initial public offering. The Company may also receive $67,700,000 in annual research funding paid quarterly in advance for five years of which $42,000,000 has been received. The Company may also receive up to $112,300,000 upon achievement of specified milestones. The Company retains all rights to diagnostic products and genetic testing services using the developed technology while licensing to the collaborators all rights to therapeutic applications. The Company is entitled to receive royalties from sales of therapeutic products sold by the collaborators. The collaborations may be terminated if a steering committee comprised of an equal number of representatives of the Company and the collaborators determines that the research programs will not achieve their objectives in all areas.

     Because the Company has granted therapeutic rights to its collaborative licensees as described above, the success of the programs is partially dependent upon the efforts of the licensees. Each of the above agreements may be terminated early. If any of the licenses terminates the above agreements, such termination may have a material adverse effect on the Company's operations.

(10) Employee Deferred Savings Plan and Stock Purchase Plan

     The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are covered by the plan. The Company makes matching contributions of 50 percent of each employee's contribution with the employer's contribution not to exceed four percent of the employee's compensation. The Company's contribution to the plan was $358,325, $273,851, and $205,866 in 1999, 1998, and 1997, respectively.

     The Company has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the Board of Directors and stockholders in December 1994, under which a maximum of 200,000 shares of common stock may be purchased by eligible employees. At June 30, 1999, 37,912 shares of common stock had been purchased under the Plan. Because the discount allowed to employees under the Plan approximates the Company's cost to issue equity instruments, the Plan is not deemed to be compensatory and, therefore, is excluded from the pro forma loss shown in note 5.

                                     F-16                            (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997



(11) Segment and Related Information

     During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     The Company's business units have been aggregated into two reportable segments: (i) research and (ii) molecular diagnostics. The research segment is focused on the discovery and sequencing of genes related to major common diseases, marketing of subscriptions to proprietary database information, and the development of therapeutic products for the treatment and prevention of major diseases. The molecular diagnostics segment provides testing to determine predisposition to common diseases.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on loss from operations before interest income and expense and other income and expense. The Company's assets are not identifiable by segment.

                                                                                      Molecular
                                                                Research             diagnostics              Total
                                                           ----------------      ----------------      ----------------
Year ended June 30, 1999:
 Revenues                                                  $     20,093,057             5,220,349            25,313,406
 Depreciation and amortization                                    2,262,503               961,276             3,223,779
 Segment operating loss                                           6,315,948             5,994,740            12,310,688
Year ended June 30, 1998:
 Revenues                                                        20,999,598             2,210,983            23,210,581
 Depreciation and amortization                                    2,170,771             1,102,165             3,272,936
 Segment operating loss                                           3,010,490             9,979,660            12,990,150
Year ended June 30, 1997:
 Revenues                                                        14,732,054               504,045            15,236,099
 Depreciation and amortization                                    1,623,018               882,461             2,505,479
 Segment operating loss                                           3,196,058             9,243,750            12,439,808

                                                                   1999                   1998                   1997
                                                           ----------------       ----------------       ----------------
Total operating loss for reportable segments             $      (12,310,688)           (12,990,150)           (12,439,808)
Unallocated amounts:
 Interest income                                                  2,348,827              3,223,683              3,414,379
 Interest expense                                                    (6,278)               (32,681)               (66,661)
 Other                                                              (27,314)                 2,113               (114,190)
                                                         ------------------       ----------------       ----------------
Net loss                                                 $       (9,995,453)            (9,797,035)            (9,206,280)
                                                         ==================       ================       ================

                                     F-17                            (Continued)

                             MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1999, 1998, and 1997


     All of the Company's revenues are derived from research and testing performed in the United States. Additionally, all of the Company's long lived assets are located in the United States. All of the Company's research segment revenue was generated from four collaborators in fiscal 1999 and three collaborators in fiscal 1998 and 1997. Additionally, revenues from three of the four collaborators was in excess of ten percent of the Company's consolidated revenues for each year presented. Costs in excess of research payments totaling $1,682,420 at June 30, 1999, were due from one collaborator and have been classified as an other receivable in the accompanying consolidated balance sheet. No such concentrations of costs in excess of research payments or receivables existed at June 30, 1998 and 1997.

(12)  Subsequent Event

      In July 1999, the Company entered into a $33,500,000 collaboration and license agreement related to genomic research. Under the agreement, the Company will receive an upfront payment of $11,500,000 and an additional $22,000,000 over the two-year term. Upon completion of the project, the Company will share any profits from the sale of the discovered information equally with its collaborator.

EXHIBIT INDEX


Exhibit
Number         Description of Exhibits
------         -----------------------

(21.1)      -    Revised List of Subsidiaries of the Registrant
(23.1)      -    Consent of KPMG LLP
(27.1)      -    Financial Data Schedule