Form 10-Q
period 1999-09-30
MYRIAD GENETICS INC
filed 1999-11-15
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1999
                                              ------------------


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


            As of November 10, 1999, the registrant had 10,116,269
                      shares of common stock outstanding.

                             MYRIAD GENETICS, INC.


                              INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
                        PART I - Financial Information

Item 1.         Financial Statements.


                Condensed Consolidated Balance Sheets as of
                September 30, 1999 and June 30, 1999                          3

                Condensed Consolidated Statements of Operations
                for the three months ended September 30, 1999
                and 1998                                                      4

                Condensed Consolidated Statements of Cash Flows
                for the three months ended September 30, 1999
                and 1998                                                      5

                Notes to Condensed Consolidated Financial Statements          6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9


                          PART II - Other Information

Item 1.         Legal Proceedings                                            14

Item 2.         Changes in Securities                                        14

Item 3.         Defaults Upon Senior Securities                              14

Item 4.         Submission of Matters to a Vote of Security Holders          14

Item 5.         Other Information                                            14

Item 6.         Exhibits and Reports on Form 8-K                             15

SIGNATURE(S)                                                                 16

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 Sept. 30, 1999
                                                                                   (Unaudited)     June 30, 1999
                                                                                 ---------------  ---------------
                                    Assets
                                    ------
Current assets:
  Cash and cash equivalents                                                        $ 15,677,896    $  5,404,944
  Marketable investment securities                                                    8,692,710       4,477,138
  Prepaid expenses                                                                      398,809         622,700
  Trade accounts receivables, less allowance for doubtful accounts of $92,162
       at September 30, 1999, $73,439 at June 30, 1999                                1,581,621       1,322,950
  Other receivables                                                                   5,273,627       1,855,696
                                                                                 ---------------  ---------------
          Total current assets                                                       31,624,663      13,683,428
                                                                                 ---------------  ---------------
Equipment and leasehold improvements:
  Equipment                                                                          14,075,669      13,351,229
  Leasehold improvements                                                              3,739,171       3,520,253
                                                                                 ---------------  ---------------
                                                                                     17,814,840      16,871,482
  Less accumulated depreciation and amortization                                      7,595,036       6,871,981
                                                                                 ---------------  ---------------
          Net equipment and leasehold improvements                                   10,219,804       9,999,501
Long-term marketable investment securities                                           22,103,074      29,044,377
Other assets                                                                          1,186,616         823,634
                                                                                 ---------------  ---------------
                                                                                   $ 65,134,157    $ 53,550,940
                                                                                 ===============  ===============
                   Liabilities and Stockholders' Equity
                   ------------------------------------
Current liabilities:
  Accounts payable                                                                 $  1,977,327    $  2,917,810
  Accrued liabilities                                                                 2,244,945       1,754,634
  Deferred revenue                                                                   10,146,394         662,760
                                                                                 ---------------  ---------------
          Total current liabilities                                                  14,368,666       5,335,204
                                                                                 ---------------  ---------------
Stockholders' equity
  Common stock, $0.01 par value. Authorized 15,000,000 shares; issued and outstanding 9,807,213  on September 30, 1999 and  9,428,732  on
   June 30, 1999                                                                         98,072          94,287
  Additional paid-in capital                                                         97,045,003      92,377,949
  Accumulated other comprehensive loss                                                  (68,873)        (68,846)
  Deferred compensation                                                                (177,739)       (247,774)
  Accumulated deficit                                                               (46,130,972)    (43,939,880)
                                                                                 ---------------  ---------------
          Net stockholders' equity                                                   50,765,491      48,215,736
                                                                                 ---------------  ---------------
                                                                                   $ 65,134,157    $ 53,550,940
                                                                                 ===============  ===============


    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                         --------------------------------
                                                         Sept. 30, 1999   Sept. 30, 1998
                                                           (Unaudited)      (Unaudited)
                                                         --------------   --------------
Research revenue                                           $  5,247,645     $  4,646,516
Molecular diagnostic revenue                                  1,614,286          913,470
                                                         --------------   --------------
          Total revenues                                      6,861,931        5,559,986
Costs and expenses:
  Molecular diagnostic cost of revenue                          802,931          602,872
  Research and development expenses                           5,786,801        5,817,490
  Selling, general and administrative expenses                3,021,986        2,555,415
                                                         --------------   --------------
          Total costs and expenses                            9,611,718        8,975,777
                                                         --------------   --------------
          Operating loss                                     (2,749,787)      (3,415,791)
Other income (expense):
  Interest income                                               573,789          696,219
  Interest expense                                                   --           (2,371)
  Other                                                         (15,094)          19,441
                                                         --------------   --------------
                                                                558,695          713,289
                                                         --------------   --------------
          Net loss                                          ($2,191,092)     ($2,702,502)
                                                         ==============   ==============
Basic and diluted loss per common share                          ($0.23)          ($0.29)
                                                         ==============   ==============
Basic and diluted weighted average shares outstanding         9,432,737        9,342,942


    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                 --------------------------------
                                                                 Sept. 30, 1999   Sept. 30, 1998
                                                                   (Unaudited)      (Unaudited)
                                                                 --------------   --------------
Cash flows from operating activities:
  Net loss                                                          ($2,191,092)     ($2,702,502)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                      793,727          840,594
     Loss on sale of assets                                                 609           11,937
     Bad debt expense                                                    18,723            9,000
     Increase in trade receivables                                     (277,394)        (207,617)
     Decrease in other receivables                                    1,569,750           31,942
     Decrease (increase) in prepaid expenses                            223,891         (492,637)
     Decrease (increase) in other assets                               (362,982)          42,188
     Decrease in accounts payable and accrued expenses                 (949,015)      (1,449,690)
     Increase (decrease) in deferred revenue                          9,483,634         (589,416)
                                                                 --------------   --------------
          Net cash provided by (used in) operating activities         8,309,851       (4,506,201)
                                                                 ==============   ==============
Cash flows from investing activities:
  Proceeds from sale of equipment                                            --            2,595
  Capital expenditures                                                 (944,604)        (984,921)
  Net change in marketable investment securities                      2,725,704          137,755
                                                                 --------------   --------------
          Net cash provided by (used in) investing activities         1,781,100         (844,571)
                                                                 ==============   ==============
Cash flows from financing activities:
  Net payments of notes payable                                              --          (91,467)
  Net proceeds from issuance of common stock                            182,001           77,777
                                                                 --------------   --------------
          Net cash provided by financing activities                     182,001          (13,690)
                                                                 ==============   ==============
Net increase (decrease) in cash and cash equivalents                 10,272,952       (5,364,462)
Cash and cash equivalents at beginning of period                      5,404,944       14,595,034
                                                                 --------------   --------------
Cash and cash equivalents at end of period                         $ 15,677,896     $  9,230,572
                                                                 ==============   ==============


    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1999, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Operating results for the three-month period ended September 30, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

(2)  Collaborative Research Agreement
     --------------------------------

     In July 1999, the Company entered into a $33,500,000 collaboration and license agreement related to genomic research. Under the agreement, the Company received an upfront payment of $11,500,000 and will receive an additional $22,000,000 of research funding over the two-year term. Upon completion of the project, the Company will share any profits from the sale of the discovered information equally with its collaborator.

(3)  Common Stock
     ------------

     In September 1999 the Company entered into a Subscription Agreement pursuant to which the Company sold 355,000 shares of the Company's unregistered Common Stock, $.01 par value per share (the "Shares") for a purchase price of $4,987,750. The Company has no obligation to register the Shares with the Securities and Exchange Commission. In conjunction with the Subscription Agreement, the Company issued a 3-year warrant to purchase an additional 17,750 Shares at a premium of 10%. Proceeds from the stock sale were received October 5, 1999 and reflected as an "Other Receivable" on the Condensed Consolidated Balance Sheet for the period ended September 30, 1999.

(4)  Subsequent Events
     -----------------

     In October 1999, the Company announced the expansion of its collaboration with Schering to include research into the field of cardiovascular disease. The Company also entered into a Securities Purchase Agreement and a Standstill Agreement with Schering Berlin Venture Corporation ("Schering Berlin") to sell to Schering Berlin 303,030 Shares. Schering Berlin agreed to acquire the Shares for an aggregate purchase price of $5,000,000 which represents a premium to the 20 day trailing average share price.

(5)  Segment and Related Information
     -------------------------------

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

     The accounting policies of the segments are the same as those described in the basis of presentation (note 1). The Company evaluates segment performance based on loss from operations before interest income and expense and other income and expense. The Company's assets are not identifiable by segment.

                                                                       Molecular
                                                                      ----------
                                                  Research            diagnostics       Total
                                                 ----------           -----------       -----
Three months ended September 30, 1999:
     Revenues                                   $  5,247,645         $  1,614,286   $  6,861,931
     Depreciation and amortization                   608,603              185,124        793,727
     Segment operating loss                        1,586,948            1,162,839      2,749,787

Three months ended September 30, 1998:
     Revenues                                      4,646,516              913,470      5,559,986
     Depreciation and amortization                   638,622              201,972        840,594
     Segment operating loss                        1,634,920            1,780,871      3,415,791
                                                                        1999             1998
                                                                        ----             ----
Total operating loss for reportable segments                          ($2,749,787)    (3,415,791)
Unallocated amounts:
     Interest income                                                      573,789        696,219
     Interest expense                                                          --         (2,371)
     Other                                                                (15,094)        19,441
                                                                      -----------    -----------
Net loss                                                              ($2,191,092)   ($2,702,502)
                                                                      ===========    ===========


(6)  Comprehensive Loss
     ------------------

     The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", effective July 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive loss and its components in financial statements. The components of the Company's comprehensive loss are as follows:

                                                              Three Months Ended       Three Months Ended
                                                              September 30, 1999       September 30, 1998
                                                                  (unaudited)               (unaudited)
                                                              ------------------       ------------------

            Net loss                                              ($2,191,092)             ($2,702,502)
            Unrealized gain (loss) on available-for-sale                  (27)                  93,078
            marketable investment securities
                                                               -----------------       ------------------
            Comprehensive loss                                    ($2,191,119)             ($2,609,424)
                                                               =================       ==================

(7)  Net Loss Per Common and Common Equivalent Share
     -----------------------------------------------

     Loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive potential common shares outstanding during the period. Stock options and warrants are considered to be potential common shares.

     Basic loss per common share is the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of loss for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

     In calculating loss per common and common-equivalent share the net loss and the weighted average common and common-equivalent shares outstanding were the same for both the basic and diluted calculation.

     For the three months ended September 30, 1999 and September 30, 1998, there were antidilutive potential common shares of 2,017,645 and 2,155,178, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, establishing and operating a molecular diagnostic laboratory, and supporting collaborative research agreements, and more recently establishing a high throughput screening and drug development facility. Revenues received by the Company primarily have been payments pursuant to collaborative research agreements, upfront fees, milestone payments, and sales of molecular diagnostics. The Company has been unprofitable since its inception and, for the quarter ended September 30, 1999, the Company had a net loss of $2,191,092 and as of September 30, 1999 had an accumulated deficit of $46,130,972.

In April 1995, the Company commenced a five-year collaborative research and development arrangement with Novartis Corporation ("Novartis"). This collaboration may provide the Company with an equity investment, research
funding and potential milestone payments of up to $60,000,000.   The Company is
entitled to receive royalties from sales of therapeutic products sold by Novartis.

In September 1995, the Company commenced a five-year collaborative research and development arrangement with Bayer Corporation ("Bayer"). This collaboration provides the Company with an equity investment, research funding and potential milestone payments of up to $71,000,000. In November 1997 and again in December 1998, the Company announced an expansions of its collaborative research and development arrangement with Bayer. The expanded collaboration may provide the Company with additional research funding and potential milestone payments of up to $137,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Bayer.

In October 1996, the Company announced the introduction of BRACAnalysis, a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, the Company announced the introduction of CardiaRisk which may assist physicians both in (i) identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and (ii) identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized molecular diagnostic revenues, primarily from BRACAnalysis, of $1,614,286 for the quarter ended September 30, 1999.

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

In October 1998, the Company entered into a five-year collaboration with Schering AG, Germany ("Schering AG"), to utilize the Company's protein interaction technology ("ProNet) for drug discovery and development. Under the agreement, the Company will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered with ProNet. This collaboration may provide the Company with licensing fees, subscription fees, option payments and milestone fees with a value of up to $51,000,000. If the Company chooses to co-promote the drug as a 50 percent partner, the Company may be required to pay funds to Schering AG to establish equal ownership.

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

In July 1999, the Company entered into a two-year collaboration and license agreement with the Novartis Agricultural Discovery Institute, Inc. ("NADII"). The genomic collaboration will focus on the discovery of the genetic structure of cereal crops. The collaboration will provide the Company with an upfront payment and research funding of up to $33,500,000. Upon completion, NADII and the Company intend to jointly offer commercial access to the genomic databases and share equally in any resulting proceeds.

In September 1999 the Company entered into a Subscription Agreement with Peter Friedli to sell to Mr. Friedli 355,000 shares of unregistered Common Stock of the Company, $.01 par value per share (the "Shares"). Mr. Friedli acquired the Shares for a purchase price of $4,987,750. The Company has no obligation to register the Shares with the Securities and Exchange Commission. In conjunction with the Subscription Agreement, Mr. Friedli was issued a 3-year warrant to purchase an additional 17,750 Shares at a premium of 10%.

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

Subsequent Event

In October 1999, the Company announced the expansion of its collaboration with Schering to include research into the field of cardiovascular disease. The Company also entered into a Securities Purchase Agreement and a Standstill Agreement with Schering Berlin Venture Corporation ("Schering Berlin") to sell to Schering Berlin 303,030 Shares. Schering Berlin agreed to acquire the Shares for an aggregate purchase price of $5,000,000 which represents a premium to the 20 day trailing average share price.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

Research revenues for the quarter ended September 30, 1999 were $5,247,645 as compared to $4,646,516 for the same quarter of 1998. The increase in research revenue is primarily attributable to revenue recognized from the NADII collaboration which began in July 1999. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Molecular diagnostic revenues of $1,614,286 were recognized in the quarter ended September 30, 1999, an increase of 77% or $700,816 over the same quarter of the prior year. Molecular diagnostic revenue is comprised of sales of diagnostic tests resulting from the Company's discovery of disease genes. The test for genetic predisposition to breast and ovarian cancer was launched by the Company in October 1996 and the test for heart disease and hypertension risk was launched by the Company in January 1998. Sales and marketing efforts since that time have given rise to the increased revenues for the quarter ended September 1999. There can be no assurance, however that molecular diagnostic revenues will continue to increase at the historical rate.

Research and development expenses for the quarter ended September 30, 1999 were $5,786,801 as compared to $5,817,490 for the same quarter of 1998. As projects mature and more information is collected in the laboratory, less expensive automated analysis tools take on a more significant role. New projects such as NADII can therefore utilize the available manpower from the more mature projects made available by the shift toward automated analysis tools. The net result is little change in research and development expense although future research and development expenses may increase based on the nature of future projects.

Selling, general and administrative expenses for the quarter ended September 30, 1999 were $3,021,986 as compared to $2,555,415 for the same quarter of 1998.
The increase was attributable to costs associated with the ongoing promotion of BRACAnalysis as well as additional administrative, sales, marketing and education personnel, market research activities, education material development, and facilities-related costs. During the quarter ended September 30, 1999, the company wrote off an asset resulting in a one-time expense of $344,531. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed in support of its molecular diagnostic business and its research and development efforts.

Interest income for the quarter ended September 30, 1999 was $573,789 as compared to $696,219 for the same quarter of 1998. Cash, cash equivalents, and marketable investment securities were $47,700,355 at September 30, 1998 as compared to $46,473,680 at September 30, 1999. This decrease in cash and investments, attributable to expenditures incurred in the ordinary course of business, has resulted in reduced interest income. Interest expense for the quarter ended September 30, 1998, amounting to $2,371, was due entirely to borrowings under the Company's equipment financing facility.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8,309,851 during the quarter ended September 30, 1999 as compared to net cash used by operating activities of $4,506,201 during the same quarter of 1998. Trade receivables for the three months ended September 30, 1999 increased $277,394. This increase is primarily attributable to the increase in molecular diagnostic revenue for the quarter ended September 30, 1999 as compared to testing revenue for the quarter ended June 30, 1999. Other receivables decreased $1,569,750 between June 30, 1999 and September 30, 1999 primarily as a result of payments received by the Company for the sale of leasehold improvements, and the receipt of collaborative partner payments for research work performed in prior periods. Prepaid expenses decreased $223,891 during the quarter ended September 30, 1999. The decrease is primarily due to advance royalties and insurance premiums being expensed during the quarter. Other assets decreased as a result of the Company writing down an asset to its current value. Accounts payable and accrued expenses decreased $949,015 between June 30, 1999 and September 30, 1999 primarily as a result of payments for lab supplies and equipment which were accrued into the prior quarter. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, increased $9,483,634 during the quarter ended September 30, 1999 as a result of an upfront payment from NADII to the Company.

The Company's investing activities provided cash of $1,781,100 in the three months ended September 30, 1999 and used cash of $844,571 in the three months ended September 30, 1998. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and marketable investment securities. During the quarter ended September 30, 1999, the Company shifted a portion of its investment in marketable investment securities to cash and cash equivalents from longer term investments in order to provide for ongoing corporate expenditures.

Financing activities provided $182,001 during the quarter ended September 30, 1999 from the exercise of stock options during the period. During the quarter ended September 30, 1998, the Company reduced the principal on its equipment financing facility by $91,467. This decrease was offset by proceeds of $77,777 from the exercise of stock options.

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

State of Readiness and Costs to Address the Year 2000 Issue

The Company has substantially completed its Year 2000 readiness testing.
Testing was performed on all of the Company's critical systems and any necessary modifications have taken place. Where possible, third-party certification of Year 2000 readiness was obtained on systems purchased by the Company. Third-party systems which were not certified by the supplier were tested internally or upgraded to compliant versions. The Company has received assurances from its significant suppliers and customers that they are Year 2000 ready.

Risks of the Year 2000 Issue

If critical systems fail due to a lack of Year 2000 readiness, or if any of the Company's suppliers or customers do not successfully deal with the Year 2000 Issue, the Year 2000 Issue could have a material impact on the operations of the Company. The Company could experience delays in receiving or sending its molecular diagnostic products that would increase its costs and that could cause the Company to lose business and even customers and could subject the Company to claims for damages. Problems with the Year 2000 Issue could also result in delays in the Company invoicing its molecular diagnostic customers or in the Company receiving payments from them. In addition, the Company's research and development efforts which rely heavily on the storage and retrieval of electronic information could be interrupted resulting in significant delays in discovering genes, the loss of current collaborations, and the impairment of the Company's ability to enter into new collaborations. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could bring the Company to a standstill.

The Company estimates direct and indirect costs associated with it Year 2000 readiness did not exceed $100,000. Direct costs include charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and resulting costs for enhancements to non-compliant products. Indirect costs principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Issue have been charged to earnings as incurred.

Contingency Plan

The Company is considering contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not Year 2000 compliant. Some risks of the Year 2000 Issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the Year 2000 Issue.

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

Item 2.             Changes in Securities.

On September 30, 1999, the Company entered into a Subscription Agreement pursuant to which the Company sold 355,000 shares of the Company's unregistered Common Stock, $.01 par value (the "Shares") for an aggregate purchase price of $4,987,750. The sale of the Shares was made overseas to a foreign investor and was exempt from registration under Regulation S of the Securities Act of 1933 (the "Securities Act"). In connection with this transaction, the Company also granted the purchaser a warrant to purchase an additional 17,750 Shares at an exercise price of $15.45 per share. These warrants are exercisable at any time prior to 5:00 p.m. Salt Lake City time on October 4, 2002.

On October 15, 1999, the Company entered into a Securities Purchase Agreement and a Standstill Agreement pursuant to which the Company sold 303,030 Shares for an aggregate purchase price of $5,000,000. The sale was made to an accredited investor in a private placement that was exempt from registration under Rule 506 of Regulation D of the Securities Act.

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

None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits
     --------
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number       Description
------       -----------

10.1 Collaboration and License Agreement between the Company and Novartis Agricultural Discovery Institute, Inc. dated July 27, 1999. The Company has excluded from this Exhibit 10.1 portions of the Collaboration and License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Collaboration and License Agreement for which confidential treatment has been requested are marked
             "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

10.2 Subscription Agreement between the Company and Peter Friedli dated September 30, 1999.

10.3 Securities Purchase Agreement and Standstill Agreement between the Company and Schering Berlin Venture Corporation dated October 15, 1999.

27.1         Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MYRIAD GENETICS, INC.



Date: November 15, 1999                By: /s/ Peter D. Meldrum
                                          -----------------------------------
                                       Peter D. Meldrum
                                       President and Chief Executive Officer



Date: November 15, 1999                 /s/ Jay M. Moyes
                                       --------------------------------------
                                       Jay M. Moyes
                                       Vice President of Finance and Chief
                                       Financial Officer
                                       (principal financial and accounting
                                       officer)

                             MYRIAD GENETICS, INC.


                                 EXHIBIT INDEX


Exhibit
Number        Description
------        -----------

10.1 Collaboration and License Agreement between the Company and Novartis Agricultural Discovery Institute, Inc. dated July 27, 1999. The Company has excluded from this Exhibit 10.1 portions of the Collaboration and License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the Collaboration and License Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.

10.2 Subscription Agreement between the Company and Peter Friedli dated September 30, 1999.

10.3 Securities Purchase Agreement and Standstill Agreement between the Company and Schering Berlin Venture Corporation dated October 15, 1999.

27.1          Financial Data Schedule