Form 10-Q
period 1999-12-31
MYRIAD GENETICS INC
filed 2000-02-14
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended December 31, 1999
                                              -----------------


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
         For the transition period from _______________ to ____________


                       Commission file number:  0-26642
                                                -------



                             MYRIAD GENETICS, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                                  87-0494517
              --------                                  ----------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

   320 Wakara Way, Salt Lake City, UT                     84108
----------------------------------------                 --------
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



As of February 8, 2000, the registrant had 10,303,403 shares of common stock outstanding.

                             MYRIAD GENETICS, INC.


                              INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
                         PART I - Financial Information

Item 1.   Financial Statements.


          Condensed Consolidated Balance Sheets as of December 31, 1999
          and June 30, 1999                                                   3

          Condensed Consolidated Statements of Operations for the
          three and six months ended December 31, 1999 and 1998               4


          Condensed Consolidated Statements of Cash Flows for the
          six months ended December 31, 1999 and 1998                         5

          Notes to Condensed Unaudited Consolidated Financial
          Statements                                                          6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               9



                          PART II - Other Information

Item 1.   Legal Proceedings                                                  14

Item 2.   Changes in Securities                                              14

Item 3.   Defaults Upon Senior Securities                                    14

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 5.   Other Information                                                  15

Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURE(S)                                                                 16

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          Dec. 31, 1999
                                                                           (Unaudited)    June 30, 1999
                                                                        ---------------   -------------
                                    Assets
                                    ------
Current assets:
  Cash and cash equivalents                                                $ 27,679,996    $  5,404,944
  Marketable investment securities                                           16,940,184       4,477,138
  Prepaid expenses                                                              911,778         622,700
  Trade accounts receivables, less allowance for doubtful accounts of
  $108,847 at December 31, 1999, $73,439 at June 30, 1999                     1,798,478       1,322,950
 Other receivables                                                              113,449       1,855,696
                                                                        ---------------   -------------
          Total current assets                                               47,443,885      13,683,428
                                                                        ---------------   -------------
Equipment and leasehold improvements:
  Equipment                                                                  14,129,785      13,351,229
  Leasehold improvements                                                      3,951,776       3,520,253
                                                                        ---------------   -------------
                                                                             18,081,561      16,871,482
  Less accumulated depreciation and amortization                              8,242,006       6,871,981
                                                                        ---------------   -------------
          Net equipment and leasehold improvements                            9,839,555       9,999,501
Long-term marketable investment securities                                   15,422,327      29,044,377
Other assets                                                                  1,156,408         823,634
                                                                        ---------------   -------------
                                                                           $ 73,862,175    $ 53,550,940
                                                                        ===============   =============
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
  Accounts payable                                                         $  3,426,068    $  2,917,810
  Accrued liabilities                                                         2,317,545       1,754,634
  Deferred revenue                                                           12,629,422         662,760
                                                                        ---------------   -------------
          Total current liabilities                                          18,373,035       5,335,204
                                                                        ---------------   -------------
Stockholders' equity
  Common stock, $0.01 par value.  Authorized 15,000,000 shares;
  issued and outstanding 10,284,349 on December 31, 1999 and 9,428,732
  on June 30, 1999                                                              102,843          94,287
  Additional paid-in capital                                                103,592,079      92,377,949
  Accumulated other comprehensive loss                                          (85,715)        (68,846)
  Deferred compensation                                                        (111,945)       (247,774)
  Accumulated deficit                                                       (48,008,122)    (43,939,880)
                                                                        ---------------   -------------
          Net stockholders' equity                                           55,489,140      48,215,736
                                                                        ---------------   -------------
                                                                           $ 73,862,175    $ 53,550,940
                                                                        ===============   =============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                     Three Months Ended               Six Months Ended
                                                                     ------------------               -----------------
                                                               Dec. 31, 1999    Dec. 31, 1998   Dec. 31, 1999   Dec. 31, 1998
                                                                (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
                                                               -------------    -------------   -------------   -------------

Revenues:
  Research revenue                                               $  6,255,872    $  4,536,512    $ 11,503,517    $  9,183,028
  Molecular diagnostic revenue                                      2,023,871       1,210,959       3,638,157       2,124,429
                                                               --------------   -------------   -------------   -------------
          Total revenues                                            8,279,743       5,747,471      15,141,674      11,307,457
                                                               --------------   -------------   -------------   -------------
Expenses:
 Molecular diagnostic cost of revenue                                 989,156         778,936       1,792,087       1,381,808
 Research and development expense                                   6,205,468       5,681,806      11,992,270      11,499,295
 Selling, general and administrative
  expense                                                           3,353,944       2,760,301       6,375,930       5,315,717
                                                               --------------   -------------   -------------   -------------
          Total costs and expenses                                 10,548,568       9,221,043      20,160,287      18,196,820
                                                               --------------   -------------   -------------   -------------
          Operating loss                                           (2,268,825)     (3,473,572)     (5,018,613)     (6,889,363)
Other income (expense):
  Interest income                                                     736,664         579,471       1,310,453       1,275,690
  Interest expense                                                          -          (3,908)              -          (6,279)
  Gain (loss) on disposition of assets                               (344,989)         47,750        (360,082)         67,191
                                                               --------------   -------------   -------------   -------------
                                                                      391,675         623,313         950,371       1,336,602
                                                               --------------   -------------   -------------   -------------
          Net loss                                                ($1,877,150)    ($2,850,259)    ($4,068,242)    ($5,552,761)
                                                               ==============   =============   =============   =============
Basic and diluted loss per share                                       ($0.19)         ($0.30)         ($0.42)         ($0.59)
                                                               ==============   =============   =============   =============
Basic and diluted weighted average
shares outstanding                                                 10,123,902       9,391,844       9,778,319       9,367,393



     See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                            ------------------
                                                                        Dec. 31, 1999   Dec. 31, 1998
                                                                         (Unaudited)     (Unaudited)
                                                                        -------------   -------------

Cash flows from operating activities:
  Net loss                                                                ($4,068,242)    ($5,552,761)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                          1,565,663       1,750,082
     Loss on disposition of assets                                            360,082          12,401
     Bad debt expense                                                          35,410          21,000
     Increase in trade receivables                                           (510,936)       (333,159)
     Decrease in other receivables                                          1,742,247          36,800
     Increase in prepaid expenses                                            (289,080)       (455,370)
     Decrease (increase) in other assets                                     (332,774)         84,375
     Increase (decrease) in accounts payable and accrued expenses           1,071,169      (2,146,413)
     Increase (decrease) in deferred revenue                               11,966,662        (987,429)
                                                                        -------------   -------------
          Net cash provided by (used in) operating activities              11,540,201      (7,570,474)
                                                                        -------------   -------------
Cash flows from investing activities:
  Capital expenditures                                                     (1,582,927)     (1,897,878)
  Proceeds from sale of equipment                                                   -       3,554,379
  Net change in marketable investment securities                            1,095,091       8,370,588
                                                                        -------------   -------------
          Net cash provided by (used in) investing activities                (487,836)     10,027,089
                                                                        -------------   -------------
Cash flows from financing activities:
  Net payments of notes payable                                                     -        (128,843)
  Net proceeds from issuance of common stock                               11,222,686         380,039
                                                                        -------------   -------------
          Net cash provided by financing activities                        11,222,686         251,196
                                                                        -------------   -------------
Net increase in cash and cash equivalents                                  22,275,051       2,707,811
Cash and cash equivalents at beginning of period                            5,404,944      14,595,034
                                                                        -------------   -------------
Cash and cash equivalents at end of period                               $ 27,679,995    $ 17,302,845
                                                                      ===============   =============



See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The accompanying condensed unaudited consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1999, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Operating results for the three and six month periods ended December 31, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

(2)  Leases
     ------

     On October 25, 1999, the Company entered into a Master Lease Agreement with Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. ("Comdisco") for a 48 month period. Under the Master Lease Agreement, the Company is subject to certain financial covenants. As of December 31, 1999, the Company was fully compliant with these covenants.

(3)  Collaborative Research Agreements
     ---------------------------------

     In December 1999, the Company entered into a 12 month collaboration with Hoffmann-LaRoche Inc., to utilize the Company's protein interaction technology ("ProNet") for drug discovery and development in the area of cardiovascular disease. This collaboration may provide the Company with research funding, licensing fees, and milestone payments with a value of up to $13,000,000.

(4)  Common Stock
     ------------

     In October 1999, the Company announced the expansion of its collaboration with Schering AG, Germany to include research into the field of cardiovascular disease. The Company also entered into a Securities Purchase Agreement and a Standstill Agreement with Schering Berlin Venture Corporation ("Schering Berlin") to sell to Schering Berlin 303,030 shares of the Company's unregistered Common Stock, $.01 par value per share (the "Shares"). Schering Berlin acquired the Shares for an aggregate purchase price of $5,000,000.

(5)  Comprehensive Earnings (Loss)
     -----------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", effective July 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive loss and its components in financial statements. The components of the Company's comprehensive loss are as follows:

                                       Three Months Ended                 Six Months Ended
                                       ------------------                 -----------------
                                 Dec. 31, 1999   Dec. 31, 1998     Dec. 31, 1999    Dec. 31, 1998
                                  (unaudited)     (unaudited)       (unaudited)      (unaudited)
                                 -------------   --------------   --------------   --------------

Net loss                           ($1,877,150)     ($2,850,259)     ($4,068,242)     ($5,552,761)
Unrealized loss on available-
 for-sale marketable
 investment securities                 (16,842)        (129,085)         (16,869)         (36,007)
                                 -------------   --------------   --------------   --------------
Comprehensive loss                 ($1,893,992)     ($2,979,344)     ($4,085,111)     ($5,588,768)
                                 =============   ==============   ==============   ==============

(6)  Segment and Related Information
     -------------------------------

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


                                                       Molecular
                                          Research    diagnostics      Total
                                         -----------  -----------   ----------
Three months ended December 31, 1999:
     Revenues                            $ 6,255,872    $2,023,871  $ 8,279,743
     Depreciation and amortization           582,021       189,915      771,936
     Segment operating loss                  641,612     1,627,213    2,268,825
Three months ended December 31, 1998:
     Revenues                              4,536,512     1,210,959    5,747,471
     Depreciation and amortization           705,620       203,867      909,487
     Segment operating loss                2,107,730     1,365,842    3,473,572
Six months ended December 31, 1999:
     Revenues                             11,503,517     3,638,157   15,141,674
     Depreciation and amortization         1,190,624       375,039    1,565,663
     Segment operating loss                2,228,560     2,790,053    5,018,613
Six months ended December 31, 1998:
     Revenues                              9,183,028     2,124,429   11,307,457
     Depreciation and amortization         1,344,242       405,840    1,750,082
     Segment operating loss                3,742,649     3,146,714    6,889,363

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

     As of December 31, 1999 and December 31, 1998, there were antidilutive potential common shares of 1,753,484 and 2,017,645, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

(8)  Recent Accounting Pronouncements
     --------------------------------

     On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will incorporate the guidance of SAB 101 in the first quarter of fiscal 2001. Management has not yet determined the impact that SAB 101 will have on the financial position or results of operations of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs, supporting collaborative research agreements, operating a molecular diagnostic laboratory, and more recently establishing genomic sequencing, high throughput screening, and drug development facilities. The Company's revenues have been primarily payments received pursuant to collaborative research agreements, upfront fees, milestone payments, and sales of molecular diagnostics. The Company has been unprofitable since its inception and, for the quarter ended December 31, 1999, the Company had a net loss of $1,877,150 and as of December 31, 1999 had an accumulated deficit of $48,008,122.

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

In October 1996, the Company announced the introduction of BRACAnalysis, a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, the Company announced the introduction of CardiaRisk, which may assist physicians both in (i) identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and (ii) identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. The Company, through its wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized molecular diagnostic revenues, primarily from BRACAnalysis, of $2,023,871 for the quarter ended December 31, 1999.

In April 1997, the Company commenced a three-year collaborative research and development arrangement with Schering Corporation ("Schering-Plough"). This collaboration may provide the Company with an equity investment, license fees, research funding and potential milestone payments of up to $60,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Schering-Plough.

In October 1998, the Company entered into a five-year collaboration with Schering AG, Germany ("Schering AG"), to utilize the Company's protein interaction technology ("ProNet) for drug discovery and development. Under the agreement, the Company will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered with ProNet. This collaboration may provide the Company with licensing fees, subscription fees, option payments and milestone fees with a value of up to $51,000,000. If the Company chooses to co-promote a drug developed by Schering AG as a 50 percent partner, the Company may be required to pay funds to Schering AG to establish equal ownership.

In November 1998, the Company entered into a 15 month collaboration with Monsanto Company ("Monsanto"), to utilize ProNet for drug discovery and development. In December 1999, Monsanto exercised its option to extend the research term for an additional twelve months and exercised its option to expand the research funding. This collaboration may provide the Company with research funding, option payments, license fees and potential milestone payments of up to $28,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Monsanto.

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

In October 1999, the Company announced the expansion of its collaboration with Schering AG to include research in the field of cardiovascular disease. The Company also entered into a Securities Purchase Agreement and a Standstill Agreement with Schering Berlin Venture Corporation ("Schering Berlin") to sell to Schering Berlin 303,030 Shares. Schering Berlin acquired the Shares for an aggregate purchase price of $5,000,000.

In December 1999, the Company entered into a 12 month collaboration with Hoffmann-LaRoche Inc. ("Roche"), to utilize ProNet for drug discovery and development in the area of cardiovascular disease. This collaboration may provide the Company with research funding, licensing fees, and milestone payments with a value of up to $13,000,000. The Company is entitled to receive royalties from sales of therapeutic products sold by Roche.

The Company intends to enter into additional collaborative relationships to locate and sequence genes and discover protein networks associated with other common diseases as well as to continue to fund internal research projects. There can be no assurance that the Company will be able to enter into additional collaborative relationships on terms acceptable to the Company. The Company expects to incur losses for at least the next several years, primarily due to expansion of its research and development programs, expansion of its drug discovery efforts, increased staffing costs and expansion of its facilities. Additionally, the Company expects to incur substantial sales, marketing and other expenses in connection with building its molecular diagnostic business. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations for the Three Months Ended December 31, 1999 and 1998

Research revenues for the quarter ended December 31, 1999 were $6,255,872 as compared to $4,536,512 for the same quarter of 1998. The increase in research revenue is primarily attributable to revenue recognized from the NADII collaboration which began in July 1999. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Molecular diagnostic revenues of $2,023,871 were recognized in the quarter ended December 31, 1999, an increase of 67% or $812,912 over the same quarter of the prior year. Molecular diagnostic revenue is comprised of sales of molecular diagnostic tests. The Company's sales and marketing efforts since that time have given rise to the increased revenues for the quarter ended December 1999. There can be no assurance, however, that molecular diagnostic revenues will continue to increase at the historical rate.

Research and development expenses for the quarter ended December 31, 1999 were $6,205,468 as compared to $5,681,806 for the same quarter of 1998. This increase was primarily due to an increase in research activities as a result of the Company's recent collaboration with NADII. The increased level of research spending also includes the ongoing drug discovery efforts of Myriad Pharmaceuticals, a wholly-owned subsidiary, continuing development and utilization of ProNet, and third-party sponsored research programs.

Selling, general and administrative expenses for the quarter ended December 31, 1999 were $3,353,944 as compared to $2,760,301 for the same quarter of 1998. The increase was primarily attributable to costs associated with expansion of the Company's sales force and start-up expenses for the sales staff including recruiting, training, and sales supplies. The Company has also incurred increased expenses for its ongoing promotion of its molecular diagnostic business and the filing of patent applications both domestically and abroad. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed in support of its molecular diagnostic business and its research and drug development efforts.

Cash, cash equivalents, and marketable investment securities were $60,042,507 at December 31, 1999 as compared to $47,410,710 at December 31, 1998. This increase in cash and investments is primarily attributable to the private sale of approximately $10,000,000 worth of the Company's Common Stock, as well as the receipt of advance payments from the Company's collaborators. These cash receipts were offset by expenditures incurred in the ordinary course of business. As a result of the Company's increased cash position, the Company's interest income for the quarter ended December 31, 1999 was $736,664 as compared to $579,471 for the same quarter of 1998. Interest expense for the quarter ended December 31, 1998, amounting to $3,908, was due entirely to borrowings under the Company's equipment financing facility. The loss on sale of assets of $344,989 in the quarter ended December 31, 1999 is the result of the Company retiring an unproductive asset.

Results of Operations for the Six Months Ended December 31, 1999 and 1998

Research revenues for the six months ended December 31, 1999 were $11,503,517 as compared to $9,183,028 for the same period of 1998. The increase in research revenue is primarily attributable to revenue recognized from the NADII collaboration which began in July 1999. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Molecular diagnostic revenues of $3,638,157 were recognized in the six months ended December 31, 1999, an increase of $1,513,728 over the same six month period of 1998. Molecular diagnostic revenue is comprised of sales of diagnostic tests. The Company's sales and marketing efforts have given rise to the increased revenues for the six months ended December 1999. There can be no assurance, however that molecular diagnostic revenues will continue to increase at the historical rate.

Research and development expenses for the six months ended December 31, 1999 were $11,992,270 as compared to $11,499,295 for the prior year. This increase was primarily due to an increase in research activities as a result of the
Company's recent collaboration with NADII.   The increased level of research
spending also includes the ongoing drug discovery efforts of Myriad Pharmaceuticals, a wholly-owned subsidiary, continuing development and utilization of ProNet, and third-party sponsored research programs.

Selling, general and administrative expenses for the six months ended December 31, 1999 were $6,375,930 as compared to $5,315,717 for the prior year. The increase was primarily attributable to costs associated with expansion of the Company's sales force and start-up expenses for the sales staff including recruiting, training, and sales supplies. The Company has also incurred increased expenses for its ongoing promotion of its molecular diagnostic business and the filing of patent applications both domestically and abroad. During the six months ended December 31, 1999, the Company also wrote off an intangible asset resulting in a one-time expense of $344,531. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed in support of its molecular diagnostic business and its research and drug development efforts.

Cash, cash equivalents, and marketable investment securities were $60,042,507 at December 31, 1999 as compared to $47,410,710 at December 31, 1998. This increase in cash and investments is primarily attributable to the private sale of approximately $10,000,000 of Company Common Stock, as well as advance payments received by the company from its collaborators. These cash receipts were offset by expenditures incurred in the ordinary course of business. As a result of the Company's increased cash position, the Company's interest income for the six months ended December 31, 1999 was $1,310,453 as compared to $1,275,690 for the six month period ended December 31, 1998. Interest expense for the six months ended December 31, 1998, amounting to $6,279, was due entirely to borrowings under the Company's equipment financing facility. The loss on disposition of assets of $360,082 in the six months ended December 31, 1999 is primarily the result of the Company retiring an unproductive asset.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,493,157 during the six months ended December 31, 1999 as compared to net cash used by operating activities of $7,570,474 during the same six months of 1998. Trade receivables for the six months ended December 31, 1999 increased by $510,936, from $1,396,389 to $1,907,325. This increase is primarily attributable to the increase in molecular diagnostic revenue for the six month period ended December 31, 1999. Other receivables decreased $1,742,247, from $1,855,696 to $113,449, for the six months ended December 31, 1999 primarily as a result of the receipt of collaborative partner payments for research work performed in prior periods. Prepaid expenses decreased by $289,080 during the six months ended December 31, 1999. The decrease is primarily due to advance royalties and insurance premiums being expensed during the six month period. Accounts payable and accrued expenses increased by $1,071,170 between June 30, 1999 and December 31, 1999 primarily as a result of a large order of laboratory supplies which was received by the Company in December 1999 but not paid for until after December 31, 1999. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, increased by $11,966,662, from $662,760 to $12,629,422, during the six months ended December 31, 1999 in large part due to an upfront payment by NADII.

The Company's investing activities used cash in the amount of $440,792 in the six months ended December 31, 1999. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and marketable investment securities. During the six month period ended December 31, 1999, the Company shifted a portion of its investment in marketable securities from longer term investments to cash and cash equivalents in order to take advantage of more favorable interest rates.

Financing activities provided $11,222,686 during the six months ended December 31, 1999. Proceeds were recognized from two separate financings during the period. In September 1999, the Company entered into a Subscription Agreement pursuant to which the Company sold 355,000 shares of the Company's unregistered Common Stock, $.01 par value per share (the "Shares") for a purchase price of $4,987,750. The Company has no obligation to register the Shares with the Securities and Exchange Commission. In conjunction with the Subscription Agreement, the Company issued a 3-year warrant to purchase an additional 17,750 Shares at a premium of 10%. In October 1999, the Company entered into a Securities Purchase Agreement and a Standstill Agreement with Schering Berlin to sell to Schering Berlin 303,030 Shares. Schering Berlin agreed to acquire the Shares for an aggregate purchase price of $5,000,000. Additional cash was provided from the exercise of stock options during the six months ended December 31, 1999.

The Company anticipates that its existing capital resources will be adequate to maintain its current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. The Company's future capital requirements will be substantial and will depend on many factors, including progress of the Company's research and development programs and drug discovery and drug development programs; the cost of developing and launching additional molecular diagnostic tests; results and costs of clinical correlation testing of the Company's molecular diagnostic tests; the costs of filing, prosecuting and enforcing patent claims; competing technological and market developments; payments received under collaborative agreements and changes in collaborative research relationships; the costs associated with potential commercialization of its gene discoveries, if any, including the development of manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures and administrative and legal expenses. Because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

Impact of the Year 2000 Issue

The Year 2000 Issue

The Year 2000 Issue arose because many computer programs use a two-digit format, as opposed to four digits, to indicate the year. Any of the Company's computer programs or other information systems that have time-sensitive software or embedded microcontrollers may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

State of Readiness

The Company completed its Year 2000 readiness testing in the quarter ended December 31, 1999. Testing was performed on all of the Company's critical systems and any necessary modifications have taken place. Where possible, third-party certification of Year 2000 readiness was obtained on systems purchased by the Company. Third-party systems which were not certified by the supplier were tested internally or upgraded to compliant versions. The Company has received assurances from its significant suppliers and customers that they are Year 2000 ready. The Company has not experienced any significant Year 2000 problems, either before or after December 31, 1999.

Risks of the Year 2000 Issue

The Company is not aware of any Year 2000 compliance problems relating to its information technology or non-information technology systems that would have a material adverse effect on its business. If critical systems fail due to a lack of Year 2000 readiness, or if any of the Company's suppliers or customers do not successfully deal with the Year 2000 Issue, the Year 2000 Issue could have a material impact on the operations of the Company. The Company could experience delays in receiving or sending its molecular diagnostic products that would increase its costs and that could cause the Company to lose business and even customers and could subject the Company to claims for damages. Problems with the Year 2000 Issue could also result in delays in the Company invoicing its molecular diagnostic customers or in the Company receiving payments from them. In addition, the Company's research and development efforts which rely heavily on the storage and retrieval of electronic information could be interrupted resulting in significant delays in discovering genes, the loss of current collaborations, and the impairment of the Company's ability to enter into new collaborations. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could bring the Company to a standstill.

Contingency Plan

As discussed above, the Company has conducted a Year 2000 assessment and has not found it necessary to implement any contingency plans. Contingency plans will be implemented if it appears that the Company or any of its vendors will not be Year 2000 compliant and such noncompliance is expected to have a material adverse impact on the Company's operations. The cost of developing and implementing such plans may itself be material.

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

Item 2.             Changes in Securities.

(c)  Sales of Unregistered Securities
     --------------------------------

During the three months ended December 31, 1999, the Company issued a total of 25,269 shares of Common Stock to an employee, a director, and consultants of the Company pursuant to the exercise of stock options at a weighted average price of $1.03 per share. During the same period, the Company issued a total of 1,654 shares of Common Stock to a holder of warrants issued to Trautman Kramer & Company, the placement agent for the Company's 1995 private placement of Series B convertible Preferred Stock, at a weighted average exercise price of $15.40 per share.

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

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

On November 10, 1999, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). A quorum of 6,089,755 shares of Common Stock of the Company (of a total 9,438,989 outstanding shares, or approximately 64.5%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1. To elect three members to the Board of Directors. Nominees for Directors were Walter Gilbert, Ph.D., Arthur H. Hayes, Jr., M.D., and John J. Horan.

2. To consider and act upon a proposal to amend the Company's 1992 Employee, Director and Consultant Stock Option Plan to increase, from 2,000,000 to 3,000,000, the aggregate number of shares of Common Stock authorized for issuance thereunder.

3. To consider and act upon a proposal to ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending June 30, 2000.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:
-----------
                                             FOR                 WITHHELD
                                          ---------              --------
           Walter Gilbert, Ph.D.          5,910,122               179,633

    Arthur H. Hayes, Jr., M.D.  5,541,214   548,541
    John J. Horan               5,905,372   184,383

Michael J. Berendt, Ph.D., Alan J. Main, Ph.D., and Dale A. Stringfellow, Ph.D. continue to serve as Directors for terms which expire in 2000 and Peter D. Meldrum and Mark H. Skolnick, Ph.D., continue to serve as Directors for terms which expire in 2001 and until their successors are duly elected and qualified.

Proposal 2:
-----------
              For                2,752,713
              Against              688,040
              Abstain               36,043
              Broker Non-Vote    2,612,959


Proposal 3:
-----------
              For                6,070,354
              Against               13,801
              Abstain                5,600


Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits
     --------

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number   Description
------   -----------

10.1 Master Lease Agreement dated October 25 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company.

10.2 Addendum to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company.

10.3 Amendment No. 1 to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company.

10.4 Equipment Schedule No. SG01 dated November 10, 1999 to Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company.

27.1    Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MYRIAD GENETICS, INC.



Date:  February 14, 1999          By:  /s/    Peter D. Meldrum
      ------------------             ---------------------------------------
                                  Peter D. Meldrum
                                  President and Chief Executive Officer



Date:  February 14, 1999               /s/    Jay M. Moyes
      ------------------          ------------------------------------------
                                  Jay M. Moyes
                                  Vice President of Finance
                                  (principal financial and accounting officer)

                             MYRIAD GENETICS, INC.


                                 EXHIBIT INDEX



Exhibit
Number   Description
------   -----------

10.1 Master Lease Agreement dated October 25 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company.

10.2 Addendum to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company.

10.3 Amendment No. 1 to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company.

10.4 Equipment Schedule No. SG01 dated November 10, 1999 to Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company.

27.1    Financial Data Schedule