Form 10-Q
period 2000-03-31
MYRIAD GENETICS INC
filed 2000-05-10
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                                --------------

                                      OR

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



     As of May 9, 2000 the registrant had 10,450,107 shares of $0.01 par value common stock outstanding.

                             MYRIAD GENETICS, INC.


                              INDEX TO FORM 10-Q

                                                                                                   Page
                                                                                                   ----
                        PART I - Financial Information
Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and June 30, 1999    3

         Condensed Consolidated Statements of Operations for the three and nine months
         ended March 31, 2000 and 1999 (unaudited)                                                   4

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended March 31, 2000 and 1999 (unaudited)                                                   5

         Notes to Condensed Unaudited Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                       9


                          PART II - Other Information

Item 1.  Legal Proceedings                                                                          14

Item 2.  Changes in Securities                                                                      14

Item 3.  Defaults Upon Senior Securities                                                            14

Item 4.  Submission of Matters to a Vote of Security Holders                                        14

Item 5.  Other Information                                                                          14

Item 6.  Exhibits and Reports on Form 8-K                                                           14

SIGNATURE(S)                                                                                        15

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  March 31, 2000
                                                                   (Unaudited)           June 30, 1999
                                                                  --------------         -------------
                                    Assets
                                    ------
Current assets:
  Cash and cash equivalents                                       $   28,779,764          $  5,404,944
  Marketable investment securities                                    23,771,921             4,477,138
  Prepaid expenses                                                     2,832,963               622,700
  Trade accounts receivables, less allowance for doubtful
    accounts of $106,446 at March 31, 2000 and $73,439 at
    June 30, 1999                                                      2,037,386             1,322,950
  Other receivables                                                      209,450             1,855,696
                                                                  --------------         -------------
        Total current assets                                          57,631,484            13,683,428
                                                                  --------------         -------------
Equipment and leasehold improvements:
  Equipment                                                           15,873,961            13,351,229
  Leasehold improvements                                               3,990,968             3,520,253
                                                                  --------------         -------------
                                                                      19,864,929            16,871,482
  Less accumulated depreciation and amortization                       8,937,732             6,871,981
                                                                  --------------         -------------
        Net equipment and leasehold improvements                      10,927,197             9,999,501
                                                                  --------------         -------------
Long-term marketable investment securities                             7,935,494            29,044,377
Other assets                                                           1,374,064               823,634
                                                                  --------------         -------------
                                                                  $   77,868,239         $  53,550,940
                                                                  ==============         =============

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable                                                $    3,870,149         $   2,917,810
  Accrued liabilities                                                  2,938,338             1,754,634
  Deferred revenue                                                    15,809,163               662,760
                                                                  --------------         -------------
        Total current liabilities                                     22,617,650             5,335,204
                                                                  --------------         -------------
Stockholders' equity:
  Common stock, $0.01 par value, 15,000,000 shares authorized;
    issued and outstanding 10,445,714 at March 31, 2000 and
    9,428,732 at June 30, 1999                                           104,457                94,287
  Additional paid-in capital                                         105,363,201            92,377,949
  Accumulated other comprehensive loss                                   (72,309)              (68,846)
  Deferred compensation                                                  (46,754)             (247,774)
  Accumulated deficit                                                (50,098,006)          (43,939,880)
                                                                  --------------         -------------
        Net stockholders' equity                                      55,250,589            48,215,736
                                                                  --------------         -------------
                                                                  $   77,868,239         $  53,550,940
                                                                  ==============         =============

    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended                      Nine Months Ended
                             ---------------------------------       ---------------------------------
                             Mar. 31, 2000       Mar. 31, 1999       Mar. 31, 2000       Mar. 31, 1999
                              (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                             -------------       -------------       -------------       -------------
Revenues:
  Research revenue           $   7,287,880       $   5,568,774       $  18,791,397       $  14,751,802
  Molecular diagnostic
   revenue                       2,426,886           1,493,341           6,065,043           3,617,770
                             -------------       -------------       -------------       -------------
          Total revenues         9,714,766           7,062,115          24,856,440          18,369,572

Expenses:
  Molecular diagnostic
   cost of revenue               1,068,511             851,204           2,860,598           2,233,012
  Research and development
   expense                       8,333,149           6,141,258          20,325,418          17,640,553
  Selling, general and
   administrative
   expense                       3,337,482           2,699,929           9,713,413           8,015,646
                             -------------       -------------       -------------       -------------
          Total expenses        12,739,142           9,692,391          32,899,429          27,889,211
                             -------------       -------------       -------------       -------------
          Operating loss        (3,024,376)         (2,630,276)         (8,042,989)         (9,519,639)
                             -------------       -------------       -------------       -------------
Other income (expense):
  Interest income                  949,162             557,304           2,259,615           1,832,994
  Interest expense                      --                  --                  --              (6,279)
 Loss on disposition of
  assets                           (14,670)           (105,002)           (374,752)            (37,812)
                             -------------       -------------       -------------       -------------
                                   934,492             452,302           1,884,863           1,788,903
                             -------------       -------------       -------------       -------------
          Net loss             ($2,089,884)        ($2,177,974)        ($6,158,126)        ($7,730,736)
                             =============       =============       =============       =============
Basic and diluted loss per
 share                              ($0.20)             ($0.23)             ($0.62)             ($0.82)
                             =============       =============       =============       =============
Basic and diluted weighted
 average shares
 outstanding                    10,341,269           9,411,901           9,964,604           9,382,013

    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                        -------------------------------------
                                                        Mar. 31, 2000          Mar. 31, 1999
                                                         (Unaudited)            (Unaudited)
                                                        -------------          -------------
Cash flows from operating activities:
  Net loss                                                ($6,158,126)           ($7,730,736)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                          2,380,404              2,459,738
     Loss on disposition of assets                            374,752                 37,812
     Bad debt expense                                          33,007                (35,698)
     Increase in trade receivables                           (747,443)              (744,703)
     Decrease in non-trade receivables                      1,646,246                 32,037
     Increase in prepaid expenses                          (2,210,263)              (528,823)
     Decrease (increase) in other assets                     (578,555)               126,563
     Increase (decrease) in accounts payable
       and accrued expenses                                 2,136,043             (1,584,926)
     Increase (decrease) in deferred revenue               15,146,403             (2,325,479)
                                                        -------------          -------------
          Net cash provided by (used in)
           operating activities                            12,022,468            (10,294,215)
                                                        -------------          -------------
Cash flows from investing activities:
  Capital expenditures                                     (3,453,707)            (3,423,445)
  Proceeds from sale of equipment                                  --              3,554,479
  Net change in marketable investment
   securities                                               1,810,637              3,686,248
                                                        -------------          -------------
          Net cash provided by (used in)
           investing activities                            (1,643,070)             3,817,282
                                                        -------------          -------------
Cash flows from financing activities:
  Net payments of notes payable                                    --               (128,843)
  Net proceeds from issuance of common stock               12,995,422                345,500
                                                        -------------          -------------
          Net cash provided by financing
           activities                                      12,995,422                216,657
                                                        -------------          -------------
Net increase (decrease) in cash and cash
 equivalents                                               23,374,820             (6,260,276)
Cash and cash equivalents at beginning of
 period                                                     5,404,944             14,595,034
                                                        -------------          -------------
Cash and cash equivalents at end of period              $  28,779,764          $   8,334,758
                                                        =============          =============

    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1999, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Operating results for the three and nine month periods ended March 31, 2000 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


(2)  International Genetic Testing Agreements
     ----------------------------------------

     During the current quarter the Company entered into separate license agreements with MDS Laboratory Services, a division of MDS Inc., Rosgen Ltd., and Falco biosystems, Ltd. to perform molecular diagnostic tests in Canada, the UK and Ireland, and Japan, respectively. These agreements include upfront payments to the Company totaling $3.3 million, future license fees, plus revenue and royalties on the sale of the Company's commercial products. Revenue from each upfront license payment will be recognized ratably over the life of the applicable license agreement.


(3)  Comprehensive Loss
     ------------------

     The components of the Company's comprehensive loss are as follows:

                                       Three Months Ended                     Nine Months Ended
                                       ------------------                     -----------------
                               Mar. 31, 2000       Mar. 31, 1999       Mar. 31, 2000       Mar. 31, 1999
                               -------------       -------------       -------------       -------------
     Net loss                    ($2,089,884)        ($2,177,974)        ($6,158,126)        ($7,730,736)
     Unrealized gain (loss)
     on available-for-sale
     marketable investment
     securities                       13,406              33,968              (3,463)             (2,039)
                               -------------       -------------       -------------       -------------
     Comprehensive loss          ($2,076,478)        ($2,144,006)        ($6,161,589)        ($7,732,775)
                               =============       =============       =============       =============

(4)  Net Loss Per Common and Common Equivalent Share
     -----------------------------------------------

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

     As of March 31, 2000 and March 31, 1999, there were antidilutive potential common shares of 1,542,893 and 1,858,918, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the years presented, but may be dilutive to future basic and diluted earnings per share.


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

                                                                      Molecular
                                                  Research           diagnostics             Total
                                                -----------          -----------          -----------
Three months ended March 31, 2000:
     Revenues                                   $ 7,287,880          $ 2,426,886          $ 9,714,766
     Depreciation and amortization                  600,269              195,722              795,991
     Segment operating loss                       1,692,460            1,331,916            3,024,376
Three months ended March 31, 1999:
     Revenues                                     5,568,774            1,493,341            7,062,115
     Depreciation and amortization                  577,945              173,898              751,843
     Segment operating loss                       1,297,733            1,332,543            2,630,276
Nine months ended March 31, 2000:
     Revenues                                   $18,791,397            6,065,043           24,856,440
     Depreciation and amortization                1,809,643              570,761            2,380,404
     Segment operating loss                       3,921,021            4,121,968            8,042,989
Nine months ended March 31, 1999:
     Revenues                                    14,751,802            3,617,770           18,369,572
     Depreciation and amortization                2,006,561              579,740            2,586,301
     Segment operating loss                       5,040,382            4,479,257            9,519,639


(6)  Recent Accounting Pronouncements
     --------------------------------

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will incorporate the guidance of SAB 101 in the first quarter of fiscal 2001. Management has not yet determined the impact SAB 101 may have on the financial position or results of operations of the Company.

     In March 2000 the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 (FIN 44). The interpretation clarifies the application of Opinion No. 25 for certain issues such as the following: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company will incorporate FIN 44 in the first quarter of fiscal 2001. Management has not yet determined the impact FIN 44 may have on the financial position or results of operations of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leader in the emerging field of genomics, proteomics and gene-based medicine focusing on the development of therapeutic and diagnostic products. We have developed, and will continue to expand upon, a number of proprietary genomic and proteomic databases which permit us, through the use of our bioinformatics and robotics technologies, to identify human genes and related proteins that may play a role in the onset or progression of major human diseases. We formed two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize our therapeutic and diagnostic discoveries. Myriad Pharmaceuticals, Inc. independently and in conjunction with our collaborative partners, focuses on the discovery and development of therapeutic products. Myriad Genetic Laboratories, Inc. focuses on the development of diagnostic products that analyze a person's genetic makeup to determine whether that person has certain genes and related proteins that we have discovered are involved in major human diseases. This analysis allows us to predict that person's risk of developing a specific disease and permits physicians and their patients to take appropriate therapeutic measures to reduce the risk.

We have devoted substantially all of our resources to maintaining our research and development programs, supporting collaborative research agreements, operating a molecular diagnostic laboratory, establishing genomic sequencing, high-throughput screening, and drug discovery and development. Our revenues have consisted primarily of payments received pursuant to collaborative research agreements, upfront fees, milestone payments, and sales of molecular diagnostic products. We have yet to attain profitability and, for the quarter ended March 31, 2000, we had a net loss of $2,089,884 and as of March 31, 2000 had an accumulated deficit of $50,098,006.

In April 1995, we commenced a five-year collaborative research and development arrangement with Novartis Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $60,000,000. The research phase of the Novartis collaboration was concluded successfully on schedule in April 2000. We are entitled to receive royalties from sales of therapeutic products commercialized by Novartis.

In September 1995, we commenced a five-year collaborative research and development arrangement with Bayer Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $71,000,000. In November 1997 and again in December 1998, we announced expansions of our collaborative research and development arrangement with Bayer. The expanded collaboration may provide us with additional research funding and potential milestone payments of up to $137,000,000. We are entitled to receive milestone payments and royalties from sales of therapeutic products commercialized by Bayer.

In October 1996, we announced the introduction of BRACAnalysis(R), a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, we announced the introduction of CardiaRisk(R), which may assist physicians both in identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. We, through our wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized molecular diagnostic revenues, primarily from BRACAnalysis(R), of $2,426,886 for the quarter ended March 31, 2000.

In April 1997, we commenced a three-year collaborative research and development arrangement with Schering-Plough Corporation. The total equity investment, research funding, license fees and potential milestone payments under this collaboration may provide us with up to $60,000,000. The research phase of the Schering-Plough collaboration was concluded successfully on schedule in April 2000. We are entitled to receive milestone payments and royalties from sales of therapeutic products commercialized by Schering-Plough.

In October 1998, we entered into a five-year collaboration with Schering AG to utilize our protein interaction technology, ProNet(R), for drug discovery and development. Under the agreement, we will have an option to co-promote all new therapeutic products in North America and receive 50% of the profits from North American sales of all new drugs discovered with ProNet(R). The total research funding, license fees, subscription fees, option payments and potential milestone payments under this collaboration may provide us with up to $51,000,000. If we choose to co-promote a drug developed by Schering AG as a 50% partner, we may be required to pay funds to Schering AG to establish equal ownership.

In November 1998, we entered into a 15 month collaboration with Monsanto Company to utilize ProNet(R) for drug discovery and development. In December 1999, Monsanto exercised its option to extend the research term for an additional 12 months and exercised its option to expand the research funding. The total research funding, option payments, license fees and potential milestone payments under this collaboration may provide us with up to $28,000,000. We are entitled to receive milestone payments and royalties from sales of therapeutic products commercialized by Monsanto.

In July 1999, we entered into a two-year collaboration and license agreement with the Novartis Agricultural Discovery Institute, Inc. The genomic collaboration will focus on the discovery of the genetic structure of cereal crops. The total upfront payment and research funding under this collaboration may provide us with up to $33,500,000. Upon completion, we intend to jointly offer with NADII commercial access to the genomic databases and share equally in any resulting proceeds.

In October 1999, we announced the expansion of our collaboration with Schering AG to include research in the field of cardiovascular disease. We also entered into a Securities Purchase Agreement and a Standstill Agreement with Schering Berlin Venture Corporation to sell to Schering Berlin 303,030 shares of our common stock for an aggregate purchase price of $5,000,000.

In December 1999, we entered into a 12 month collaboration with Hoffmann-LaRoche Inc. to utilize ProNet(R) for drug discovery and development in the area of cardiovascular disease. The total research funding, license fees and potential milestone payments under this collaboration may provide us with up to $13,000,000. We are entitled to receive milestone payments and royalties from sales of therapeutic products commercialized by Roche.

During the current quarter we entered into separate license agreements with MDS Laboratory Services, a division of MDS Inc., Rosgen Ltd., and Falco biosystems, Ltd. to perform molecular diagnostic tests in Canada, the UK and Ireland, and Japan, respectively. These agreements include upfront payments to us totaling $3.3 million, future license fees, plus revenue and royalties on the sale of our commercial products.

We intend to enter into additional collaborative relationships to locate and sequence genes and discover protein networks associated with other common diseases as well as to continue to fund internal research projects. We may be unable to enter into additional collaborative relationships on terms acceptable to us. We expect to incur losses for at least the next several years, primarily due to expansion of our research and development programs, expansion of our drug discovery and development efforts, increased staffing costs and expansion of our facilities. However, we cannot be sure that we will ever be profitable. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our molecular diagnostic business. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.


Results of Operations for the Three Months Ended March 31, 2000 and 1999

Research revenues for the quarter ended March 31, 2000 were $7,287,880 as compared to $5,568,774 for the same quarter of 1999. The increase in research revenue is primarily attributable to revenue recognized from the NADII collaboration which began in July 1999. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Molecular diagnostic revenues of $2,426,886 were recognized in the quarter ended March 31, 2000, an increase of 63% or $933,545 over the same quarter of the prior year. Molecular diagnostic revenue is comprised of sales of molecular diagnostic tests. The Company's sales and marketing efforts have given rise to increased testing volume, resulting in increased revenues for the quarter ended March 31, 2000. There can be no assurance, however, that molecular diagnostic revenues will continue to increase at the historical rate, if at all.

Research and development expenses for the quarter ended March 31, 2000 were $8,333,149 as compared to $6,141,258 for the same quarter in 1999. This increase was primarily due to an increase in research activities as a result of the Company's recent collaboration with NADII. The increased level of research spending also includes the ongoing drug discovery efforts of Myriad Pharmaceuticals, a wholly-owned subsidiary, continuing development and utilization of ProNet(R), and third-party sponsored research programs.

Selling, general and administrative expenses for the quarter ended March 31, 2000 were $3,337,482 as compared to $2,699,929 for the same quarter in 1999. The increase was primarily attributable to costs associated with ongoing promotion of the molecular diagnostic business, the establishment of international license agreements, and the related costs of increasing infrastructure to support increased diagnostic testing volumes. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed in support of its molecular diagnostic business and its research and drug development efforts.

Cash, cash equivalents, and marketable investment securities were $60,487,179 at March 31, 2000 as compared to $43,142,451 at March 31, 1999. This increase in cash, cash equivalents, and investments is primarily attributable to the private sale of approximately $10,000,000 worth of the Company's Common Stock, as well as the receipt of advance payments from the Company's collaborators. These cash receipts were offset by expenditures incurred in the ordinary course of business. As a result of the Company's increased cash position, interest income for the quarter ended March 31, 2000 was $949,162 compared to $557,304 for the same quarter in 1999. The loss on disposition of assets of $14,670 in the quarter ended March 31, 2000 is the result of the Company retiring unproductive assets.


Results of Operations for the Nine Months Ended March 31, 2000 and 1999

Research revenues for the nine months ended March 31, 2000 were $18,791,397 compared to $14,751,802 for the same period of 1999. The increase in research revenue is primarily attributable to revenue recognized from the NADII collaboration which began in July 1999. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Molecular diagnostic revenues of $6,065,043 were recognized in the nine months ended March 31, 2000, an increase of 68% or $2,447,273 over the same nine month period of 1999. Molecular diagnostic revenue is comprised of sales of diagnostic tests. The Company's sales and marketing efforts have given rise to increased testing volume, resulting in increased revenues for the nine months ended March 31, 2000. There can be no assurance, however that molecular diagnostic revenues will continue to increase at the historical rate, if at all.

Research and development expenses for the nine months ended March 31, 2000 were $20,325,418 compared to $17,640,553 for the same period in the prior year. This increase was primarily due to an increase in research activities as a result of
the Company's recent collaboration with NADII.   The increased level of research
spending also includes the ongoing drug discovery efforts of Myriad Pharmaceuticals, a wholly-owned subsidiary, continuing development and utilization of ProNet(R), and third-party sponsored research programs.

Selling, general and administrative expenses for the nine months ended March 31, 2000 were $9,713,413 compared to $8,015,646 for the same period in the prior year. The increase was primarily attributable to costs associated with ongoing promotion of the molecular diagnostic business, the establishment of international license agreements, and the related costs of increasing infrastructure to support increased diagnostic testing volumes. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed in support of its molecular diagnostic business and its research and drug development efforts.

Cash, cash equivalents, and marketable investment securities were $60,487,179 at March 31, 2000 as compared to $43,142,451 at March 31, 1999. This increase in cash, cash equivalents, and investments is primarily attributable to the private sale of approximately $10,000,000 worth of the Company's Common Stock in October of 1999, as well as the receipt of advance payments from the Company's collaborators throughout the nine months ended March

31, 2000. These cash receipts were offset by expenditures incurred in the ordinary course of business. As a result of the Company's increased cash position, interest income for the nine months ended March 31, 2000 was $2,259,615 compared to $1,832,994 for the nine month period ended March 31, 1999. Interest expense for the nine months ended March 31, 1999 of $6,279 was due entirely to borrowings under the Company's equipment financing facility. The loss on disposition of assets of $374,752 in the nine months ended March 31, 2000 is primarily the result of the Company retiring unproductive assets.


Liquidity and Capital Resources

Net cash provided by operating activities was $12,022,468 during the nine months ended March 31, 2000 compared to $10,294,215 used in operating activities during the same period of the prior fiscal year. Trade receivables for the nine months ended March 31, 2000 increased $747,443. This increase is primarily attributable to the 68% increase in genetic testing revenue for the nine month period ended March 31, 2000 as compared to testing revenue for the nine month period ended March 31, 1999. Other receivables decreased $1,646,246 for the nine months ended March 31, 2000 primarily as a result of the receipt of collaborative partner payments for research work performed in prior periods. Prepaid expenses increased by $2,210,263 during the nine months ended March 31, 2000. The increase is primarily due to advance payments to purchase lab supplies at a discount. Accounts payable and accrued expenses increased by $2,136,043, primarily as a result of laboratory supplies and equipment which were received by the Company in March 2000 but not paid for until after March 31, 2000. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, increased by $15,146,403 during the nine months ended March 31, 2000 in large part due to an upfront payment by NADII and license fees received from new molecular diagnostic license agreements.

The Company's investing activities used cash of $1,643,070 in the nine months ended March 31, 2000 and provided cash of $3,817,282 in the nine months ended March 31, 1999. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and changes to marketable investment securities. During the nine months ended March 31, 2000, the Company shifted a portion of its investment in marketable securities from longer term investments to cash and cash equivalents in order to take advantage of anticipated favorable interest rates.

Financing activities provided $12,995,422 during the nine months ended March 31, 2000. Proceeds were recognized from two separate financings during the period. In September 1999, the Company entered into a Subscription Agreement pursuant to which the Company sold 355,000 shares of the Company's unregistered Common Stock, $.01 par value per share (the "Shares") for a purchase price of $4,987,750. The Company has no obligation to register the Shares with the Securities and Exchange Commission. In conjunction with the Subscription Agreement, the Company issued a 3-year warrant to purchase an additional 17,750 Shares at a premium of 10%. In October 1999, the Company entered into a Securities Purchase Agreement and a Standstill Agreement with Schering Berlin to sell to Schering Berlin 303,030 Shares. Schering Berlin agreed to acquire the Shares for an aggregate purchase price of $5,000,000. Additional cash was provided from the exercise of stock options during the nine months ended March 31, 2000.

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

Impact of the Year 2000 Issue

The Year 2000 Issue arose because many computer programs use a two-digit format, as opposed to four digits, to indicate the year. Any of our computer programs or other information systems may recognize a date using ''00'' as the year 1900 rather than the year 2000, which could result in a system failure or miscalculations causing disruptions of our operations. We completed our Year 2000 readiness testing during 1999. Testing was performed on all of our critical systems and any necessary modifications have taken place. Where possible, third-party certification of Year 2000 readiness was obtained on systems we purchased. Third-party systems that were not certified by the supplier were tested internally or upgraded to compliant versions. We have received assurances from our significant suppliers and customers that they are Year 2000 ready. We have not experienced any significant Year 2000 problems, either before or after December 31, 1999.


Certain Factors That May Affect Future Results of Operations

Some of the matters discussed in this report include forward-looking statements. In some cases you can identify forward-looking statements by terminology such as "may", "will", "should", "potential", "continue", "expects", "anticipates", "intends", "plans", "believes", "estimates", and similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. We caution investors that actual results may vary significantly and are subject to a number of factors and uncertainties, including, but not limited to, the following: intense competition related to the discovery of disease-related genes and the possibility that others may discover, and we may not be able to gain rights with respect to, genes important to the establishment of a successful genetic testing business; difficulties inherent in developing genetic tests once genes have been discovered; our limited experience in operating a genetic testing laboratory; our limited marketing and sales experience and the risk that tests which we have or may develop may not be marketed at acceptable prices or receive commercial acceptance in the markets that we are targeting or expect to target; uncertainty as to whether there will exist adequate reimbursement for our services from government, private healthcare insurers and third-party payors; uncertainties as to the extent of future government regulation of our business; uncertainties as to whether we and our collaborators will be successful in developing and obtaining regulatory approval for, and commercial acceptance of, therapeutics based on the discovery of disease-related genes and proteins; uncertainties as to our ability to develop therapeutic lead compounds, which is a new business area for us; and the risk that markets will not exist for therapeutic lead compounds that we develop or if such markets exist, that we will not be able to sell compounds which we develop at acceptable prices.

These forward-looking statements are made as of the date of this report, and we assume no obligation to update them or to explain the reasons why actual results may differ. In light of these assumptions, risks, and uncertainties, the results and events discussed in the forward-looking statements contained in this report might not occur.

                          PART II - Other Information

Item 1.  Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities.

(c)  Sales of Unregistered Securities
     --------------------------------

During the three months ended March 31, 2000, the Company issued a total of 19,714 shares of Common Stock to consultants of the Company pursuant to the exercise of stock options at a weighted average price of $2.44 per share, for aggregate proceeds of $48,167. During the same period, the Company issued a total of 22,403 shares of Common Stock to holders of warrants issued to Trautman Kramer & Company and Freidli Corporate Finance, the placement agents for the Company's 1995 private placement of Series B convertible Preferred Stock, at a weighted average exercise price of $14.09 per share, for aggregate proceeds of $315,700.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MYRIAD GENETICS, INC.



Date: May 9, 2000                       By: /s/ Peter D. Meldrum
      -----------                           ----------------------------------
                                        Peter D. Meldrum
                                        President and Chief Executive Officer



Date: May 9, 2000                           /s/ Jay M. Moyes
      -----------                       --------------------------------------
                                        Jay M. Moyes
                                        Vice President of Finance
                                        (principal financial and chief
                                        accounting officer)

                             MYRIAD GENETICS, INC.


                                 EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

27.1        Financial Data Schedule