Form 10-K
period 2000-06-30
MYRIAD GENETICS INC
filed 2000-09-13
CIK 899923

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ____________


                        Commission file number:  0-26642
                                                 -------

                             MYRIAD GENETICS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        87-0494517
           ---------                                       ----------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


320 Wakara Way, Salt Lake City, UT                                     84108
----------------------------------                                     -----
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on September 1, 2000 was $1,621,749,204, based on the last sale price as reported by The Nasdaq Stock Market.

     As of September 1, 2000 the registrant had 22,269,640 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2000.

PART I

Item 1.  BUSINESS

Overview

     We are a leader in the use of gene-based medicine to develop novel therapeutic and molecular diagnostic products. We are focused on the emerging field of proteomics, which involves establishing the relationship between protein function and particular diseases by identifying disease-specific proteins. We employ a variety of proprietary proteomic technologies to discover important disease genes and to understand the role these genes and their related proteins play in the onset and progression of disease. We have integrated these technologies using powerful bioinformatics and robotics systems to conduct our research efforts on a high-throughput basis. This integrated proteomics platform has enabled us to identify numerous proteins as promising targets for new proprietary drugs and molecular diagnostic tests.

     Using our proprietary technologies, we have identified 22 drug targets to date. We have delivered 13 of these drug targets to our strategic partners based on our discovery of genes involved in breast cancer, brain cancer, prostate cancer, heart disease, dementia and other disorders. We have received total payments from our seven current strategic partners in excess of $100 million. We will receive additional milestone and royalty payments if our strategic partners develop and commercialize drugs from the thirteen targets we have delivered to them. Our current partners include Bayer Corporation, Eli Lilly and Company, Hitachi Ltd., Hoffmann-LaRoche Inc., Pharmacia Corporation, Novartis Corporation, Schering-Plough Corporation and Schering AG. We have also established a portfolio of nine new drug targets that we have retained for our own small molecule drug development program. We expect to independently develop, test and commercialize small molecule therapeutics from drug targets selected from our internal portfolio, particularly in the area of cancer. Outside of the oncology area, we will seek to enter into future strategic partnerships for the clinical development of many of these targets.

     We also focus on developing, marketing and selling products used for predictive medicine and personalized medicine. We have developed and commercialized two innovative molecular diagnostic tests, one of which is used for analyzing breast and ovarian cancer susceptibility and the other for therapeutic management of hypertensive patients. In August 2000, we announced the future launch of a predictive medicine test for hereditary colon cancer and uterine cancer. We market these products using our own internal sales force in the United States and we have entered into marketing collaborations with other organizations in the United Kingdom, Ireland, Canada and Japan. Revenues from these proprietary tests, which we analyze in our CLIA approved laboratory, grew approximately 70% from the prior year to $8.8 million in the fiscal year ended June 30, 2000.

     We believe that the future of medicine lies in the creation of new classes of drugs that prevent disease from occurring or progressing and that treat the cause, not just the symptoms, of the disease. In addition, we believe that advances in the emerging field of molecular diagnostics will improve our ability to determine which patients are subject to a greater risk of developing these diseases and who therefore should receive these new preventative medicines.

Industry Background

Proteomics and Gene-Based Drug Development

     Understanding the cause of a disease at the level of genes, proteins and biological pathways can be very helpful in determining how best to treat the disease. Historically, technologies used to discover treatments for the symptoms of diseases have been less effective against complex diseases that arise through a combination of genetic and environmental factors, such as cancer and heart disease. In order to treat complex diseases effectively, it is imperative to understand how the body uses its genetic information, how genetic mutations can lead to disease, and how drugs can be developed to halt or reverse disease progression. As the scientific community learns more about the genetic basis of disease, we believe that the current methods of drug development will be revolutionized.

     The majority of diseases are treated by modifying the activities of biological pathways through drugs that interact with the proteins produced by the genes in affected cells and tissues. The quest for safer and more effective treatments for a wider range of diseases has led pharmaceutical companies to employ genomics and proteomics in their drug discovery and development programs.

     Modern gene-based small molecule drug discovery and development programs typically involve the following steps:

     Target Discovery. Target discovery involves identifying genes and their proteins related to disease susceptibility, onset or progression. A better understanding of some diseases has resulted from the identification of disease-related proteins and the subsequent understanding of their function.

     Protein Function and Biological Pathway Determination. Proteins control virtually all cellular processes, including important disease processes. The determination of a protein's function clarifies the role of a protein in the biological pathway of a disease.

     Target Validation. After identifying a disease-related protein, the decision must be made as to whether the protein can be a drug target. If a protein is not qualified to serve as a target, other proteins in the same disease pathway can be examined as potential targets. A protein target that is identified must be validated to confirm that the potential target is at a control point in a disease-related pathway and that a drug which interacts with the target is expected to have a beneficial effect.

     Assay Development and High-Throughput Screening. A specific assay must be developed for each validated target to identify compounds that inhibit or activate a specific protein. To identify potential drugs, a target is tested through high-throughput screening against a chemically diverse library, usually comprised of hundreds of different small molecule compounds. The screening process frequently produces several compounds that interact with the identified target.

     Drug Development. Compounds that may be suitable for development into potential drugs undergo selection and optimization. Once selected, the compound is optimized by synthesizing and testing a series of closely related compounds. Based on expected activity, safety and bioavailability, the most promising leads are selected. Following optimization, lead compounds enter into preclinical testing to establish their efficacy and safety in animals. If preclinical tests are successful, candidate drugs enter clinical trials to determine their efficacy and safety in humans.


Predictive and Personalized Medicine

     Predictive medicine identifies those individuals at risk for the development of specific diseases, and guides the healthcare management of those predisposed individuals to delay the onset or prevent the occurrence of specific diseases. Once a predisposed individual is identified, that individual can make more informed decisions in selecting the most appropriate surveillance measures for prevention, and therapy. Personalized medicine establishes a genetic response profile to drug therapy for specific individuals. Knowing how a patient will likely respond to particular drugs may decrease the occurrence of adverse side effects from medications while improving their effectiveness, possibly leading to better outcomes and lower overall healthcare costs. Both predictive and personalized medicine are of interest to healthcare payors who seek to lower costs and improve the effectiveness of medical care.

     Molecular Diagnostics. Molecular diagnostics is the analysis of genes and their proteins to predict individuals' risks for developing diseases and their responses to specific treatments. As drugs are developed and approved for use, knowledge about side effects and efficacy in specific individuals emerges. Using this pharmacogenomic knowledge, personal genetic profiles can be developed to predict responses of individuals to drugs.


Our Business Strategy

     Our business strategy is to understand the relationship between proteins and diseases in order to develop the next generation of therapeutic and molecular diagnostic products. Through our proprietary technologies, we are uniquely positioned to identify these proteins and develop novel therapeutic and molecular diagnostic products. Our business strategy includes the following key elements:

     . Expand our proprietary proteomic databases. We will continue to expand our existing genetic and medical databases in Utah and Quebec. These proprietary databases not only enable us to accelerate our gene discovery efforts, they are also useful in target validation, pharmacogenomics and disease association studies.

     . Discover important disease genes, understand their function and identify lead compounds. We will expand ProNet(R), our proprietary proteomic technology, to uncover additional disease pathways, discover functions for many proteins and identify high quality drug targets. In addition, we will continue to employ our ProTrap(TM) technology for high-throughput screening in order to rapidly develop assays for our high throughput screening platform. We believe this will result in the identification of numerous lead compounds for potential drug development.

     . Selectively develop and commercialize therapeutic products. We intend to take selected compounds, particularly in the area of cancer, through the clinical development process. We are focusing on cancer due to the large unmet need for effective and less toxic drugs, and the oftentimes shorter and less expensive clinical trials resulting from the potential for fast track status that the FDA has typically afforded novel cancer drugs. Additionally, we will be able to leverage the expertise of our existing oncology sales force in the marketing of these novel cancer therapies.

     . Capitalize on our strategic alliances with major pharmaceutical companies. We expect to maintain and expand our strategic alliances focused on the discovery of novel drug targets. Moreover, as we identify and develop lead compounds, we plan to partner many of these compounds with major pharmaceutical companies prior to pursuing human clinical trials. This will shift much of the financial risk associated with later stage drug development to our partners, while permitting us to benefit from our partners' drug development expertise and marketing strength.

     . Grow and expand our molecular diagnostic business. We will continue to increase the domestic and foreign market penetration of our existing molecular diagnostic tests and create additional tests to capitalize on the emerging areas of predictive and personalized medicine.


Our Integrated Proteomic Platform

     We have developed and integrated a powerful set of proteomic technologies and databases that enable us to discover genes of commercial importance and understand their role in disease pathways. Our technology platform provides the basis to develop therapeutic and molecular diagnostic products, based on a vastly improved understanding of the genetic basis of disease. Our proteomic platform consists of the following key elements.

Genetic and Medical Databases

     Our genetic databases, which are based on distinct populations, provide us with a unique competitive advantage because they enable us to correlate the inheritance of gene mutations through multiple generations with the occurrence of disease. We have created an extensive computerized genealogical database whose ancestries are centered on the pioneer families of Utah. This population is valuable for genetic research because of its Northern European ancestry, its large families, and its profound interest in recording its genealogy. Information from this population, such as medical records, DNA samples, genealogy and other health-related data, has been identified by our researchers and collaborators and assembled into our computerized genealogy database. This database has allowed us to discover genes involved in breast cancer, ovarian cancer, melanoma, brain cancer, prostate cancer, heart disease, and diabetes.

     We have linked our database of Utah families to a disease registry from Intermountain Health Care, which operates 40 hospitals and clinics in the western United States. This information includes data such as laboratory tests, prescription medications, drug allergies, surgical procedures and patient criteria.

     We have recently augmented this genetic medical information of the Utah population by developing databases of individuals with specific diseases in Quebec. This genetically isolated population complements the Utah population and further strengthens our ability to more rapidly identify disease-causing genes. A database of affected individuals from Quebec, a population that is twice as old as Utah allows us to quickly identify important disease-causing genes. We have worldwide exclusive rights and access to the Utah and Quebec databases.

     Our high-throughput sequencing and mutation screening systems use a robotics platform and bioinformatics software custom designed by our scientists and software engineers. This integrated system has been expanded to incorporate the introduction of a large number of genes and research populations, permitting the rapid comparison of novel mutations in candidate genes between individuals with diseases and healthy individuals drawn from the same population. This high-throughput, automated system enables us to rapidly detect genes, which are highly correlated with disease, and in many instances can be shown to be causal.

ProNet(R) Database

     We believe that because virtually all cellular processes are controlled by proteins, including important disease processes, knowledge of protein interactions can be extremely valuable in the identification of novel drug targets for therapeutic development. In order to determine the function of genes and their role in disease pathways, we use our proprietary ProNet(R) technology to develop our ProNet(R) database of human proteins, the proteins with which they interact and their involvement in important disease pathways. Each protein and its interacting partners form a network, which reads like a map, positioning the protein in the disease pathway and tracing the protein's role in that pathway.

     Using our ProNet(R) technology, we screen target proteins through our proprietary libraries constructed from a variety of different tissues and organs, such as heart, brain, kidney, liver, breast and prostate. We have constructed over 15 proprietary libraries each containing approximately 10 million protein fragments. We apply our proprietary automation and robotic capabilities to the protein search process to allow high-throughput processing of protein interactions. Our current capacity allows us to identify over 100 protein interactions each day. Every new interaction is entered into our ProNet(R) database.

     We believe that ProNet(R) provides a significant opportunity to identify and develop novel drug targets by:

     .   discovering new proteins in the disease pathways;

     .   discovering functions for many novel proteins;

     .   identifying new functions for known proteins;

     . identifying proteins involved in critical interactions along the pathway; and

     .   selecting high quality drug discovery targets from disease pathways.

     Our clients access these data through secure Internet connections. We have created the following three types of ProNet(R) databases:

     . Proprietary ProNet(R) databases for specific pharmaceutical company clients. These databases address specific diseases and disease pathways of strategic importance to our pharmaceutical partners. Specific drug targets are selected by our partners for their proprietary drug discovery research.

     . Main ProNet(R) database of proteins and biological pathways, which contains proprietary interactions that we have discovered. These interactions are distinct from those identified for client companies.

     . ProNet(R) Online database of protein-protein interactions from the public domain. We use this database as a marketing tool and it is freely available to the public through the Internet at www.myriad-pronet.com.

ProTrap(TM) Technology

     We have developed a new technology platform called ProTrap(TM). The ProTrap(TM) technology allows us quickly and cost effectively to build high-throughput drug screens using a yeast-based system. We believe that yeast-based screens offer a number of distinct cost and time advantages in comparison to the more commonly used mammalian or cell-free screens. Yeast are inexpensive and easy to grow and yeast screens can be run on our liquid handling robots.

     In the ProTrap(TM) system, yeast are manipulated genetically so that they produce a human or viral protein. When the protein is produced in one of a variety of proprietary yeast strains, it causes the strain to change in a way that can be easily detected. Therefore, when a small molecular weight compound inhibits or activates the protein, a further change in the characteristics of the yeast strain is easily detectable. The drug discovery screens are designed to be run in parallel, such that each screen controls for false positives in other screens. The result is greater efficiency and a higher screening throughput.

     Our ProTrap(TM) technology has a wide variety of other potential applications and can be extended to complement our other target validation technologies by determining the functions of proteins. It complements ProNet(R) by quickly finding new disease gene pathways. Finally, it can determine the biological activity of a mutant protein that may have utility in pharmacogenomics.

Bioinformatics and Robotics

     The gene and drug discovery process generates vast amounts of information. Accordingly, we have designed proprietary bioinformatics systems, which provide significant analytical and data management capabilities. Our systems are based on integrated, protocol-driven database management software, which is used to track experiments and collect relevant data. In addition, we have developed a proprietary laboratory information management system. This system has the advantages of simplicity of design, ease of maintenance, and speed of development. To date, we have used our information management system for our high-throughput systems for protein analysis, genotyping, genomic sequencing, mutation screening and compound screening. This has been of fundamental importance in sample tracking and quality assessment and quality control. We believe our strength in bioinformatics provides us with a substantial competitive advantage.

     We employ state-of-the-art robotics platforms in all of our high-throughput systems. We use the same robotics software and hardware development and maintenance teams to ensure efficiency throughout our operations. We operate flexible robotics systems in our research and molecular diagnostics laboratories and high-throughput robotics systems in our sequencing and drug screening laboratories. Each of our robotics systems is connected continually in a real time interface with our proprietary laboratory information management system to maintain a high degree of precision in sample tracking. Our robotics systems have been designed to ensure that the sample volumes used for each of the applications are kept at minimum levels to maintain reagent cost savings in each of our operations. The high level of automation as well as the concerted effort in optimizing biochemistry and reducing reagent volumes allows us to produce data at a very competitive cost in the industry.


Therapeutic Product Development

     The pharmaceutical industry has been successful in developing medicines to treat the symptoms of disease. However, as the current generation of compounds nears the end of its patent protection, the industry has begun to seek new approaches to disease treatment. We believe that the future of medicine will be in the creation of new drugs that either prevent disease from initially developing or prevent disease from progressing by treating the cause, not just the symptoms, of disease. We believe that we can capture a greater portion of the potential value of drug targets that we discover by identifying and developing lead compounds and taking some of those compounds in the oncology area through human clinical trials. If we develop therapeutic products in the area of cancer, then given the concentrated nature of the oncology market, we would be able to leverage the efforts of our existing oncology sales force. Outside of the oncology area, we intend to partner these lead compounds with major pharmaceutical companies.

     We formed Myriad Pharmaceuticals, our wholly owned subsidiary, to use our proprietary proteomics technologies to discover and develop novel therapeutic products. We believe that our ProNet(R) database of important disease pathways provides us with a significant advantage in drug discovery because it enables us to generate a large number of potential drug targets. Once these targets have been identified, our ProTrap(TM) technology enables us to rapidly screen a large number of these drug targets against our library of small molecule compounds. This integrated platform enables us to pursue a rapid and cost effective approach to identifying potentially valuable drug candidates

     In contrast to the drug discovery model employed by much of the biotechnology industry, which screens relatively few drug targets against large libraries of compounds, we are able to screen large numbers of protein targets against our diverse library of compounds and rigorously select those candidates we believe to be the most promising. To date, we have 22 drug targets in development. Of these 22, we have licensed 13 to our strategic partners for further development and we have retained nine for internal development. Our current in house drug discovery efforts target cancer, AIDS and rheumatoid arthritis. In addition, we are exploring the biology around genes that we believe are involved in a variety of disease areas, including arteriosclerosis, chronic pain, chronic obstructive pulmonary disease and sleep disorders, and have selected 110 proteins for further evaluation using our ProNet(R) technology.


High-Throughput Screening

     Our high-throughput screening is highly automated using robot workstations and a proprietary computerized management system that monitors each step of the process, confirms that each step has been performed to eliminate operator errors and automatically correlates results with compound identity and drug target. Current capacity is approximately 36 million screening data points per year.

     We have built drug discovery screens for each of our nine proprietary drug targets and all nine have been run against our compound library. We have identified a number of proprietary compounds from our drug discovery screens, including drug candidates for colon cancer, rheumatoid arthritis, and HIV targets, which satisfy the initial criteria of showing selectivity for one molecular target without obvious toxicity. Furthermore, the compounds have been shown to display a good dose response curve, showing increased activity at higher concentrations and decreased activity at lower concentrations.

     We have built mammalian cell secondary assays to evaluate the initial compounds arising from the primary drug discovery screens. To date, we have completed the construction of several of these assays for colon cancer, other solid tumors, HIV and inflammatory diseases and have developed protocols to evaluate the mammalian toxicity of all compounds found in our drug discovery screens. We are currently working to build secondary screens for the remainder of our drug targets.


MPI-42511 Candidate Therapeutic Compound for Colon Cancer

     Our lead therapeutic development program addresses the treatment and prevention of colorectal cancer. Based upon an important colon cancer pathway developed with our ProNet technology, we identified a novel drug target, built and implemented a high-throughput drug discovery screen that resulted in the discovery of a small molecule compound. The compound, MPI-42511, showed selectivity for the target both in the initial screen and in a human cell line assay. Subsequently, we have demonstrated the anti-colon cancer activity of the compound against a variety of human colon cancer cell lines. A range of chemical analogues of MPI-42511 have been generated and evaluated for optimal drug characteristics in colon cancer models. Pre-clinical studies with MPI-42511 in colon cancer model organisms have been initiated.

Candidate Therapeutic Compound for AIDS

     We have established a substantial development program for the treatment of the Human Immunodeficiency Virus (HIV). The program was initiated from the discovery, using ProNet(R), of an intriguing protein interaction between the HIV virus and the human host cell. A high-throughput screen was constructed and has identified compounds that showed selectivity against the target. The target is neither of the protease inhibitor nor reverse-transcriptase inhibitor class and thus represents the potential for novel drug therapy as the two common currently prescribed drugs become less effective through increased viral resistance. These compounds are now being further evaluated for their activity against the virus.


Molecular Diagnostics

     We are committed to the development and marketing of novel molecular diagnostic products for the emerging market opportunities of predictive medicine and personalized medicine. Predictive medicine determines which individuals are at risk for the development of specific diseases, and guides the healthcare management of those predisposed individuals to delay the onset or prevent the occurrence of specific diseases. This allows healthcare resources to be focused on individuals who have the greatest need and may reduce waste in the healthcare system. Personalized medicine establishes an individual's genetic response profile to a specific drug. Knowing how individual patients are likely to respond to a particular drug may lead to more effective choice of medication, reduced adverse side effects and lower overall healthcare costs.
     Through our wholly owned subsidiary, Myriad Genetic Laboratories, we have established a central molecular diagnostics facility to provide genetic information services worldwide to healthcare providers. We have also developed a clinical database of information on genetic mutations of each gene discovered, including the frequency of occurrence in different ethnic population groups and the clinical effect of these mutations. From these mutations we can identify an individual's genetic predisposition to disease. Through our database of mutations we can provide healthcare professionals with detailed genetic information regarding the risk profile of these different ethnic groups. We also provide educational and support services to physicians and healthcare professionals as part of our genetic information business. The molecular diagnostic tests we have developed and currently market are not subject to FDA approval, but are subject to oversight and approval by CLIA. We have obtained all approvals required by CLIA.

     Our strategy is to first introduce molecular diagnostic products in the United States, and then to make them available worldwide through strategic marketing partnerships abroad. We have developed three molecular diagnostic products, BRACAnalysis(R) and CardiaRisk(R), that we are currently marketing in the United States directly through our own sales force, and COLARIS(TM), which will be launched in the fall of 2000. We are in the process of developing additional molecular diagnostic tests for genetic susceptibility to prostate cancer and melanoma.


BRACAnalysis(R): Predictive Medicine for Breast and Ovarian Cancer
Susceptibility

     It is estimated that approximately 180,000 women in the United States are diagnosed with breast cancer each year and approximately 25,000 women are diagnosed with ovarian cancer annually. Each year in the United States, an estimated 43,000 women will die from breast cancer, which has the second highest cancer mortality rate among women, and an estimated 14,500 women will die of ovarian cancer. We reported the discovery of the BRCA1 breast and ovarian cancer predisposing gene in the October 7, 1994, issue of the journal Science, and in December 1995, announced the discovery of the complete sequence of BRCA2 breast cancer gene, as reported in the journal Nature Genetics. BRCA1 and BRCA2 appear to be responsible for approximately 84% of the early onset hereditary breast cancer and approximately 90% of hereditary ovarian cancer. Hereditary breast cancer is believed to account for approximately 10% of all cases of breast cancer. A study of women in the United States published in the American Journal of Human Genetics indicates that a woman with a BRCA1 mutation has an 86% risk of developing breast cancer by age 80 as compared to a general population risk of 10%. Additionally, according to a study published in Lancet, the risk to a woman with a BRCA1 mutation of developing ovarian cancer by age 70 is approximately 44%, compared to a general population risk of approximately 1%. Women with BRCA2 mutations have approximately the same risk of breast cancer as BRCA1 mutation carriers. BRCA2 mutations also increase the risk of ovarian cancer in women, although not as much as in those with BRCA1 mutations.

     BRACAnalysis(R), is a comprehensive analysis of the BRCA1 and BRCA2 genes for determining a woman's susceptibility to breast and ovarian cancer. BRACAnalysis(R) provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, chemoprevention and treatment decisions. The price per test is currently $2,580 and is covered by health maintenance organizations and health insurance providers in the United States.


CardiaRisk(R): Personalized Medicine for Hypertension Management

     Approximately 50 million people in the United States are hypertensive. Hypertension has a significant genetic component and is a major risk factor for cardiovascular disease, kidney failure and stroke. The angiotensinogen gene, or AGT gene, is believed to be involved in the salt-dependent form of hypertension, which accounts for approximately 35% of all hypertension. Therapy for these patients includes the use of a low-salt diet, other dietary regimens, and numerous drug therapies to control blood pressure. Results of a recent study of 1,509 patients by the National Institutes of Health showed that of all patients placed on a low-salt diet, only patients with the AGT mutation achieved a significant reduction in blood pressure over the three-year course of the study. Patients in this study with the variant form of the AGT gene were also found to be 42% more likely to experience hypertension earlier in life and more severely.

     CardiaRisk(R) identifies individuals likely to respond to specific high blood pressure therapies by screening for mutations of the AGT gene. Mutations of this gene determine a patient's potential reaction to different courses of therapy for hypertension. Using CardiaRisk(R) to help predict the specific therapies and drugs to which a patient will respond may improve patient compliance, reduce adverse side effects and decrease overall healthcare costs. CardiaRisk(R) is a fully automated test that we perform using DNA extracted from a patient's blood sample. The cost for the test is $295 and it is not currently reimbursed by health insurance. We believe CardiaRisk(R) is one of the first commercially available personalized medicine products.

COLARIS(TM):  Predicitve Medicine for Hereditary Colon Cancer and Uterine Cancer

     We announced in August 2000 the launch of COLARIS(TM), a molecular diagnostic test for genetic susceptibility to colorectal and uterine cancer. Colorectal cancer is the second leading cause of cancer deaths in the United States, with 130,200 new cases expected to be diagnosed in the year 2000. Familial forms of colorectal cancer were estimated in 1997 to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. The molecular diagnostic considerations in these hereditary syndromes are similar to those necessary for breast and ovarian cancer at-risk individuals, which we have already commercialized. To illustrate the predictive medicine value of molecular testing in colorectal cancer syndromes, it has been shown that individuals who carry gene mutations can lower their risk of developing cancer by more than 50% with appropriate surveillance measures.


Predictive Medicine Tests under Development

     Prostate Cancer. We are preparing to introduce a molecular diagnostic test for prostate cancer in calendar year 2001, based upon our discovery of the HPC2 prostate cancer gene. Prostate cancer is diagnosed in approximately 180,000 men each year in the United States. According to the American Cancer Society, over 31,000 men will die of the disease in 2000, making it the second most common cause of cancer death in men. Early diagnosis is effective in increasing the survival for patients with prostate cancer. Diagnosis at the local and regional stages is associated with a five-year survival rate approaching 100%, although survival rates for more advanced tumors decline rapidly. Tests such as PSA have had a positive effect on survival with prostate cancer, and serial PSA determinations among patients identified as high risk from a molecular diagnostic test offer potential for early diagnosis with longer survival. Recent genetic studies suggest that approximately 10% of prostate cancer is due to hereditary predisposition.

     Melanoma. We are planning to introduce a molecular diagnostic test for genetic susceptibility to melanoma in calendar year 2001. The incidence of melanoma, a malignant form of skin cancer, has increased approximately 4% per year since the early 1970's. In the year 2000, approximately 44,000 Americans will be diagnosed with melanoma, according to the journal Science. We discovered that mutations in the p16 gene are involved in cancer and can be inherited and predispose individuals to melanoma, as reported in the September 1994 issue of the journal Nature Genetics. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. We believe that approximately 10% of melanoma cases are hereditary. We have substantial expertise in the genetic analysis of melanoma and have begun to identify important disease-predisposing p16 mutations.


Sales and Marketing

     We are currently marketing BRACAnalysis(R) and CardiaRisk(R), and we expect to market other diagnostic products, including COLARIS(TM), in the United States directly through our own direct sales force. The potential international market for our molecular diagnostic products is estimated to be at least twice the size of the United States market. After introducing molecular diagnostic products in the United States, we plan to introduce our products in foreign markets primarily through strategic marketing partners. We have recently completed marketing agreements with the following foreign marketing partners:

    Partner                              Territory
    -------                              ---------
    Falco Biosystems, Ltd.               Japan
    MDS Laboratory Services              Canada
    Rosgen Ltd.                          United Kingdom and Ireland

Strategic Alliances

     In order to limit the financial risks associated with the development of therapeutic products, including costs associated with related clinical trials of such drugs, our strategy is to enter into alliances with corporate partners who assume such risks and other assorted financial costs. In addition to our current strategic alliances, we are actively pursuing other partners in areas that we believe may enhance our ability to develop and exploit our technology. The financial structure of our strategic alliances varies with each agreement and may include research payments, equity investments, milestone payments, upfront payments, license fees, subscription fees, option payments, and royalty payments or profit sharing.

     Events that trigger milestone payments to us may include:

     .   the discovery of a gene or protein;

     .   the determination of the function of a gene or protein;

     .   the identification of a lead compound;

     .   the filing of an investigational new drug application with the FDA;

     .   the commencement of Phase III clinical trials; and

     .   the submission of a new drug application with the FDA.

     We are dependent on each strategic partner to commercialize the therapeutic products identified during our collaboration. If our partner commercializes the product, we will receive a royalty on sales of the product or share in the profits derived from sales of the drug. If any of our strategic partners cease efforts to commercialize any therapeutic products identified during our collaboration, the rights to commercialize those products will revert back to us.

     Eli Lilly and Company. In August 1992, we entered into a Research Collaboration and License Agreement with Eli Lilly and its former subsidiary, Hybritech Incorporated, under which Eli Lilly and Hybritech made an equity investment in us, and provided funding over a three-year period to support our research and development program to discover the BRCA1 gene. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $4,000,000. In addition, we may also receive future milestone payments and future royalty payments on therapeutic and diagnostic product sales. The research portion of this collaboration was concluded successfully on schedule in August 1995.

     Novartis Corporation. In April 1995, we commenced a five-year collaborative research and development arrangement with Novartis Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $60,000,000. The research effort focused on the discovery of genes and drug targets involved in the field of cardiovascular disease. The research phase of the Novartis collaboration concluded successfully on schedule in April 2000. In March 1998, we announced that Novartis had licensed the therapeutic rights to the CHD1 heart disease gene, triggering a milestone payment to us. In addition, we may receive future royalty payments on therapeutic products sold by Novartis.

     Bayer Corporation. In September 1995, we commenced a five-year collaborative research and development arrangement with Bayer Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $71,000,000. In November 1997 and again in December 1998, we announced expansions of our collaborative research and development arrangement with Bayer. The expanded collaboration may provide us with additional research funding and potential milestone payments of up to $137,000,000. We are entitled to receive royalties from sales of therapeutic products commercialized by Bayer.

     Schering-Plough Corporation. In April 1997, we commenced a three-year collaborative research and development arrangement with Schering-Plough Corporation. The total equity investment, research funding, license fees and potential milestone payments under this collaboration may provide us with up to $60,000,000. The research phase of the Schering-Plough collaboration concluded successfully on schedule in April 2000. In October 1997, we announced that Schering had licensed the therapeutic rights to the MMAC1 cancer gene. In March 1998, we demonstrated the tumor-suppressor activity of the MMAC1 gene. Each event triggered milestone payments from Schering to us. In May 2000, we announced that Schering had licensed the therapeutic rights to the HPC2 prostate cancer gene, triggering a milestone payment to us. In addition, we may receive future royalty payments on therapeutic products sold by Schering-Plough.

     Schering AG. In October 1998, we entered into a five-year collaboration with Schering AG, to utilize ProNet(R) for drug discovery and development. Under the agreement, we will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered with ProNet(R). The total research funding, license fees, subscription fees, option payments and potential milestone payments under this collaboration may provide us with up to $51,000,000. If we choose to co-promote a drug developed by Schering AG as a 50 percent partner, we are required to pay funds to Schering AG to establish equal ownership. In October 1999, we announced the expansion of our collaboration with Schering AG to include research in the field of cardiovascular disease.

     Pharmacia Corporation. In November 1998, we entered into a 15 month collaboration with Pharmacia Corporation (formerly Monsanto Company) to utilize ProNet(R) for drug discovery and development. In December 1999, Pharmacia exercised its option to extend the research term for an additional 12 months and exercised its option to expand the research funding. The total research funding, option payments, license fees and potential milestone payments under this collaboration may provide us with up to $28,000,000. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Pharmacia.

     Novartis Agricultural Discovery Institute, Inc. In July 1999, we entered into a two-year collaboration and license agreement with the Novartis Agricultural Discovery Institute, Inc. ("NADII"). The genomic collaboration will focus on the discovery of the genetic structure of cereal crops. The total funding under this collaboration is expected to provide us with up to $33,500,000. Upon completion, we and NADII intend to jointly offer commercial access to the genomic databases and share equally in any resulting proceeds.

     Hoffmann-LaRoche Inc. In December 1999, we entered into a 12 month collaboration with Hoffmann-LaRoche Inc. to utilize ProNet(R) for drug discovery and development in the area of cardiovascular disease. The total research funding, license fees and potential milestone payments under this collaboration may provide us with up to $13,000,000. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Roche.

     Hitachi Ltd. In May 2000, we entered into a three year strategic alliance with Hitachi Ltd. Under the terms of the agreement, we will work with Hitachi to exploit the ProNet(R) technology together in Japan and Hitachi will establish a designated ProNet(R) facility to expedite the discovery of novel protein-protein interactions for Japanese customers. Total payments under this collaboration are expected to provide us with $26,000,000. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Hitachi.

     We intend to enter into additional collaborative relationships with other corporate partners to locate and sequence genes, to discover protein networks associated with other common diseases, and to identify lead compounds which may be developed into commercial therapeutic products by those partners.


Patents and Proprietary Rights

     We intend to seek patent protection in the United States and major foreign jurisdictions for the genes we discover, mutations and products of the genes and related processes, transgenic animals, and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We also intend to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used in discovering and characterizing new genes and which may be used in the development of novel diagnostic and therapeutic products. To protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. These confidentiality and invention assignment agreements may not provide us with adequate protection. In addition, any such patents may not issue, and the breadth or the degree of protection of any claims of such patents may not afford us with significant protection.

     We own or have licensed rights to 28 issued patents and numerous patent applications in the United States as well as numerous foreign patent applications relating to genes, proteins, and protein interactions associated with cancer, heart disease, neurological disease and hypertension, processes for identifying and sequencing genes, and other related gene discovery technologies. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed.

     Our processes and potential products may also conflict with patents which have been or may be granted to competitors, academic institutions or others. As the biotechnology industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to interferences in the U.S. Patent and Trademark Office, or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the related product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to cease the infringing activity or obtain a license in order to continue to manufacture or market the relevant product or process. We may not prevail in any such action and any license required under any such patent may not be made available on acceptable terms, if at all.

     Our failure to obtain a license to any technology that we may require to commercialize our technologies or potential products could have a material adverse effect on our business. There is also considerable pressure on academic institutions to publish discoveries in the genetic field. Such a publication by an academic collaborator of ours prior to the filing date of our application, if it covers a gene claimed in the application, may preclude the patent from issuing or the filing of foreign patent applications, or if a patent was issued, may invalidate the patent.

     We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. These include our positional cloning, protein interaction, robotics and bioinformatics technologies. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or products after obtaining regulatory clearance, competitors may be able to market competing processes and products.

     Others may obtain patents having claims which cover aspects of our products or processes which are necessary for or useful to the development, use or manufacture of our services or products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of molecular diagnostic services and potential therapeutic products could be limited or prohibited.

     In addition, we are a party to various license agreements which give us the rights to use certain technology in our research, development and testing processes. We may not be able to continue to license this technology on commercially reasonable terms, if at all. Our failure to maintain rights to this technology could have a material adverse effect on our business.

Competition

     Competition is intense in our existing and potential markets. The technologies for discovering genes that predispose persons to major diseases and approaches for commercializing those discoveries are new and rapidly evolving. Rapid technological developments could result in our potential services, products, or processes becoming obsolete before we recover a significant portion of our related research and development costs and associated capital expenditures. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important genes before we can. If we do not discover disease-predisposing genes, characterize their functions, develop genetic tests and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before our competitors, we could be adversely affected. Moreover, any molecular diagnostic tests that we may develop could be made obsolete by less expensive or more effective tests or methods that may be developed in the future. We expect competition to intensify in the fields in which we are involved as technical advances occur in these fields and become more widely known.

     We also expect to encounter significant competition with respect to any drugs that may be developed using our technologies. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of therapeutic products prior to us or our collaborative partners may achieve a significant competitive advantage. We and our collaborative partners may not be able to develop such products successfully and we may not obtain patents covering such products that provide protection against competitors. Moreover, competitors may succeed in developing therapeutic products that circumvent our products, our competitors may succeed in developing technologies or products that are more effective than those developed by us and our collaborative partners or that would render our and our competitors' technologies or products less competitive or obsolete.

Governmental Regulation

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and services and in our ongoing research and development activities. The therapeutic products and molecular diagnostic tests developed by us will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval could have a material adverse effect on our business.

     Therapeutics. Under our current strategic alliances, our partners have the right to develop certain therapeutic products based on our gene discoveries. We also intend to develop independently therapeutic products based on gene discoveries that we have not licensed to partners. Such products will be subject to regulation by the FDA and foreign regulatory authorities and require approval before they may be clinically tested and commercially marketed for human therapeutic use in the United States and other countries. The precise regulatory requirements with which we and our corporate partners will have to comply are undergoing frequent revisions and refinement. It is also uncertain whether the clinical data generated in such studies will be acceptable to the FDA such that the FDA will approve the marketing of such products. In addition, obtaining FDA approval for therapeutic products is a costly and time consuming process.

     The steps required before a pharmaceutical agent may be marketed in the United States include:

     .  preclinical laboratory, in vivo and formulation studies;

     . the submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may commence;

     . adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

     .  the submission of a New Drug Application, or NDA, to the FDA; and

     . FDA approval of the NDA, including approval of all product labeling and advertising.

     The testing and approval process requires substantial time, effort, and financial resources and we cannot be certain that any approvals for any of our products will be granted on a timely basis, if at all.

     Human clinical trials are typically conducted in three sequential phases which may overlap:

     . PHASE I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

     . PHASE II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

     . PHASE III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

     In the case of products for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase II trials and thus these trials are frequently referred to as Phase I/II trials. We cannot be certain that we or any of our partners will successfully complete Phase I, Phase II or Phase III testing of any compound within any specific time period, if at all. Furthermore, the FDA or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a NDA. The FDA may deny a NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     On November 21, 1997, President Clinton signed into law the Food and Drug Administration Modernization Act. That Act codified the FDA's policy of granting "fast track" approval for therapies intended to treat severe or life-threatening diseases. This new policy is intended to facilitate the study of life saving therapies and shorten the total time for marketing approvals; however, there can be no assurance that these fast track procedures will shorten the time of approval for any of our products.

     Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or indication. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our or our partners' activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

     Any products manufactured or distributed by us or our partners pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing practices, or cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements.

     Molecular Diagnostics. We are subject to governmental regulation at the federal, state, and local levels as a clinical laboratory. We have received CLIA certification from the Department of Health and Human Services. On the state level, New York has implemented regulations concerning molecular diagnostic testing and we have received approval from the State of New York for both breast cancer susceptibility and hypertension/heart disease risk. We are aware of several other states that require licensing or registration of general clinical laboratory activities. We believe that we have taken all steps required of us in such jurisdictions in order for us to conduct business in those jurisdictions. However, we may not be able to maintain state level regulatory compliance in all states where we may do business. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business.

     CLIA authorizes the Department of Health and Human Services to regulate clinical laboratories. These regulations, which affect us, mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test which is performed in a laboratory. CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis. Any change in CLIA or these regulations or in the interpretation thereof could have a material adverse effect on our business.

     Our business is also subject to regulation under state and federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act, and the Toxic Substance Control Act. We believe that we are in material compliance with these and other applicable laws and that our ongoing compliance will not have a material adverse effect on our business. However, statutes or regulations applicable to our business may be adopted which impose substantial additional costs to assure compliance or otherwise materially adversely affect our operations.

Human Resources

     As of September 1, 2000, we had 338 full-time equivalent employees, including 41 persons holding doctoral degrees and three medical doctors. Most of our employees are engaged directly in research, development, production and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

     Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.


Item 2.  FACILITIES

     Our headquarters and facilities are located in Salt Lake City, Utah. We currently lease a 92,000 square foot building dedicated to research and development, administration and laboratory space which has received federal certification under CLIA to serve as a genetic predisposition testing laboratory. Activity related to our research and molecular diagnostics segments is performed at this location. Additionally, we lease 6,440 square feet for various research support functions. The lease on our primary facility has a term of ten years, and provides for a renewal option for a term of up to ten additional years.

     We believe that our existing facilities and equipment are well maintained and in good working condition. We believe our current facilities will provide adequate capacity for the foreseeable future. We continue to make investments in capital equipment as needed to meet the research requirements of our collaborative agreements, our lead compound development requirements, and the anticipated demand for our molecular diagnostic tests.


Item 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 15, 2000, the Company held a Special Meeting of Shareholders (the "Special Meeting"). A quorum of 14,464,640 shares of Common Stock of the Company (of a total 21,870,706) outstanding shares, or approximately 66.14%) was represented at the Special Meeting in person or by proxy, which was held to vote on the following proposal.

     1. To consider and act upon a proposal recommended by the Board of Directors to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized common stock from 15 million shares to 60 million shares.

     The proposal was adopted, with 11,706,506 voting FOR, 2,746,418 voting AGAINST and 11,716 abstentions.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

          The Company's Common Stock began trading on the Nasdaq National Market on October 6, 1995 under the symbol "MYGN". The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market:


                                                         High          Low
                                                         ----          ---
     Fiscal 2000:
              Fourth Quarter.........................  $ 76.063      $19.00
              Third Quarter..........................  $116.063      $21.313
              Second Quarter.........................  $ 25.375      $ 8.25
              First Quarter..........................  $  9.75       $ 4.323
     Fiscal 1999:
              Fourth Quarter.........................  $  6.188      $ 4.375
              Third Quarter..........................  $  5.75       $ 4.25
              Second Quarter.........................  $  6.25       $ 3.938
              First Quarter  ........................  $  8.00       $ 2.875

     As of September 1, 2000, there were approximately 140 stockholders of record of the Common Stock and, according to the Company's estimates, approximately 2,500 beneficial owners of the Common Stock. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Sale of Unregistered Securities

     During the three months ended June 30, 2000, the Company issued a total of 2,742 shares of Common Stock to a director and a consultant of the Company pursuant to the exercise of stock options at a weighted average price of $0.49 per share.

     On June 15, 2000 the Company sold 600,000 shares of Common Stock for an aggregate purchase price of $24,000,000. The sale was made to an accredited investor in a private placement that was exempt from registration under Regulation S of the Securities Act of 1933 (the "Securities Act").

     No person acted as an underwriter with respect to the transactions set forth above. In each of the foregoing instances, the Company relied on Section 4(2) of the Securities Act or Regulation S or Rule 701 promulgated under the Securities Act for the exemption from the registration requirements of the Securities Act, since no public offerings or offerings inside the United
States were involved.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our consolidated financial data as of and for each of the five years ended June 30, 2000. The selected consolidated financial data as of and for each of the five years ended June 30, 2000 have been derived from our consolidated financial statements. The consolidated financial statements and the report thereon for the year ended June 30, 2000 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

                                                                          Years Ended June 30,
                                          ----------------------------------------------------------------------------------
                                                2000             1999             1998             1997             1996
                                                ----             ----             ----             ----             ----
Consolidated Statement
    of Operations Data:
Research revenue..........................  $ 25,219,766     $ 20,093,057     $ 20,999,598     $ 14,732,054     $  6,628,624
Molecular diagnostic revenue..............     8,793,272        5,220,349        2,210,983          504,045               --
                                           -------------     ------------     ------------     ------------     ------------
     Total revenues.......................    34,013,038       25,313,406       23,210,581       15,236,099        6,628,624
Costs and expenses:
  Molecular diagnostic cost of
     revenue..............................     3,986,473        3,066,354        1,391,368          340,461               --
  Research and development................    28,098,769       23,452,220       23,002,340       18,580,229       12,990,566
  Selling, general and
     administrative.......................    13,474,923       11,105,520       11,807,023        8,755,217        2,525,814
                                           -------------     ------------     ------------     ------------     ------------
    Total costs and expenses..............    45,560,165       37,624,094       36,200,731       27,675,907       15,516,380
                                           -------------     ------------     ------------     ------------     ------------
     Operating loss.......................   (11,547,127)     (12,310,688)     (12,990,150)     (12,439,808)      (8,887,756)
Other income (expense):
  Interest income.........................     3,208,506        2,348,827        3,223,683        3,414,379        3,173,749
  Interest expense........................            --           (6,278)         (32,681)         (66,661)         (97,414)
  Other...................................      (383,481)         (27,314)           2,113         (114,190)         (86,052)
                                           -------------     ------------     ------------     ------------     ------------
    Net loss..............................   ($8,722,102)     ($9,995,453)     ($9,797,035)     ($9,206,280)     ($5,897,473)
                                           =============     ============     ============     ============     ============

Basic and diluted net loss per
   share (1)..............................        ($0.43)          ($0.53)          ($0.53)          ($0.52)          ($0.39)
                                           =================================================================================
Basic and diluted weighted average shares
 outstanding (1)..........................    20,220,446       18,782,244       18,578,962       17,807,836       15,217,096
                                           =================================================================================

                                                                         As of June 30,
                                          --------------------------------------------------------------------------

                                                 2000           1999           1998           1997           1996
                                                 ----           ----           ----           ----           ----
Consolidated Balance
  Sheet Data:
  Cash, cash equivalents and
    marketable investment
    securities............................  $ 88,655,844    $38,926,459    $53,109,493    $63,077,439    $70,002,780
  Working capital.........................    57,263,118      8,348,224     21,806,290     38,796,960     41,665,513
  Total assets............................   106,375,305     53,550,940     67,391,972     76,063,331     79,607,497
  Notes payable less current
    portion...............................            --             --             --        128,844        471,640
 Stockholders' equity.....................    77,706,647     48,215,736     57,481,013     66,178,975     70,185,747


(1) All references to the number of common shares and per share amounts in this Annual Report on Form 10-K have been restated to reflect the effect of our stock split. See "Subsequent Events" included in Item 7.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

     We are a leader in the emerging field of proteomics and gene-based medicine focusing on the development of therapeutic and molecular diagnostic products. We have developed, and will continue to expand upon, a number of proprietary proteomic databases which permit us, through the use of our bioinformatics and robotics technologies, to identify human genes and related proteins that may play a role in the onset or progression of major human diseases. We formed two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize our therapeutic and molecular diagnostic discoveries. Myriad Pharmaceuticals, Inc. independently and in conjunction with collaborative partners, focuses on the discovery and development of therapeutic products. Myriad Genetic Laboratories, Inc. focuses on the development of molecular diagnostic products that access a person's risk of developing a specific disease and permits physicians and their patients to take appropriate health care measures to reduce the risk.

     We have devoted substantially all of our resources to maintaining our research and development programs, supporting collaborative research agreements, operating a molecular diagnostic laboratory, establishing genomic sequencing, establishing high-throughput screening, and undertaking drug discovery and development. Our revenues have consisted primarily of research payments received pursuant to collaborative agreements, upfront fees, milestone payments, and sales of molecular diagnostic products. We have yet to attain profitability and, for the year ended June 30, 2000, we had a net loss of $8,722,102 and as of June 30, 2000 had an accumulated deficit of $52,661,982.

     In April 1995, we commenced a five-year collaborative research and development arrangement with Novartis Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $60,000,000. The research phase of the Novartis collaboration concluded successfully on schedule in April 2000. We are entitled to receive royalties from sales of therapeutic products commercialized by Novartis.

     In September 1995, we commenced a five-year collaborative research and development arrangement with Bayer Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $71,000,000. In November 1997 and again in December 1998, we announced expansions of our collaborative research and development arrangement with Bayer. The expanded collaboration may provide us with additional research funding and potential milestone payments of up to $137,000,000. We are entitled to receive royalties from sales of therapeutic products commercialized by Bayer.

     In October 1996, we announced the introduction of BRACAnalysis(R), a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, we announced the introduction of CardiaRisk(R), which may assist physicians both in identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. In August 2000, we announced the future launch of COLARIS(TM), a predicitive medicine test for hereditary colon cancer and uterine cancer. We plan to begin accepting COLARIS(TM) samples in the fall of 2000. We, through our wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized molecular diagnostic revenues, primarily from BRACAnalysis(R), of $8,793,272 for the year ended June 30, 2000.

     In April 1997, we commenced a three-year collaborative research and development arrangement with Schering-Plough Corporation. The total equity investment, research funding, license fees and potential milestone payments under this collaboration may provide us with up to $60,000,000. The research phase of the Schering-Plough collaboration concluded successfully on schedule in April 2000. We are entitled to receive royalties from sales of therapeutic products commercialized by Schering-Plough.

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

     In November 1998, we entered into a 15 month collaboration with Pharmacia Corporation (formerly Monsanto Company) to utilize ProNet(R) for drug discovery and development. In December 1999, Pharmacia exercised its option to extend the research term for an additional 12 months and exercised its option to expand the research funding. The total research funding, option payments, license fees and potential milestone payments under this collaboration may provide us with up to $28,000,000. We are entitled to receive royalties from sales of therapeutic products commercialized by Pharmacia.

     In July 1999, we entered into a two-year collaboration and license agreement with the Novartis Agricultural Discovery Institute, Inc. The genomic collaboration will focus on the discovery of the genetic structure of cereal crops. The total funding under this collaboration is expected to provide us with $33,500,000. Upon completion, we intend to jointly offer with NADII commercial access to the genomic databases and share equally in any resulting proceeds.

     In October 1999, we announced the expansion of our collaboration with Schering AG to include research in the field of cardiovascular disease. We also entered into a Securities Purchase Agreement and a Standstill Agreement with Schering Berlin Venture Corporation to sell to Schering Berlin 606,060 shares of our common stock for an aggregate purchase price of $5,000,000.

     In December 1999, we entered into a 12 month collaboration with Hoffmann-LaRoche Inc. to utilize ProNet(R) for drug discovery and development in the area of cardiovascular disease. The total research funding, license fees and potential milestone payments under this collaboration may provide us with up to $13,000,000. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Roche.

     In May 2000, we entered into a three year strategic alliance with Hitachi Ltd. Under the terms of the agreement, we will work with Hitachi to exploit the ProNet(R) technology together in Japan and Hitachi will establish a designated ProNet(R) facility to expedite the discovery of novel protein-protein interactions for Japanese customers. Total research and license payments under this collaboration are expected to provide us with $26,000,000. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Hitachi.

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


RESULTS OF OPERATIONS

Years ended June 30, 2000 and 1999.

     Research revenues for our fiscal year ended June 30, 2000 were $25,219,766 as compared to $20,093,057 for the fiscal year ended June 30, 1999. The increase of 26% in our research revenue is primarily attributable to revenue recognized from the NADII collaboration that began in July 1999, the Roche collaboration which began in December 1999, and the Hitachi collaboration which
began in May 2000.   Research revenue from the research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

     Molecular diagnostic revenues of $8,793,272 were recognized in the fiscal year ended June 30, 2000, an increase of 68% or $3,572,923 over the prior year. Molecular diagnostic revenue is comprised of sales of molecular diagnostic tests resulting from our discovery of disease genes. Sales and marketing efforts since that time, together with increased demand as a result of wider acceptance of the test by the medical community, have given rise to the increased revenues for the fiscal year ended June 30, 2000. There can be no assurance, however that molecular diagnostic revenues will continue to increase at the historical rate.

     Research and development expenses for the year ended June 30, 2000 increased to $28,098,769 from $23,452,220 for the prior year, an increase of 20%. This increase was primarily due to an increase in research activities as a result of our recent collaborations with NADII, Roche, and Hitachi as well as those programs we fund internally. The increased level of research spending also includes the ongoing drug discovery efforts of Myriad Pharmaceuticals, our wholly-owned subsidiary, continued development and utilization of ProNet, and third-party sponsored research programs.

     Selling, general and administrative expenses for the fiscal year ended June 30, 2000 were $13,474,923 compared to $11,105,520 for the fiscal year ended June 30, 1999. This increase of 21% was primarily attributable to costs associated with the ongoing promotion of our molecular diagnostic business including preparations for the launch of COLARIS, a predictive medicine test for hereditary colon and uterine cancer scheduled to be available in the fall of 2000. Increased costs also resulted from the establishment of international license agreements and the related costs of increasing our infrastructure to support increased molecular diagnostic testing volumes. We expect our selling, general and administrative expenses will continue to fluctuate as needed in support of our molecular diagnostic business and our research and development efforts.

     Cash, cash equivalents, and marketable investment securities were $88,655,844 at June 30, 2000 as compared to $38,926,459 at June 30, 1999. This increase in our cash, cash equivalents and marketable investment securities was primarily attributable to the private sale of approximately $34,000,0000 worth of our Common Stock during the year, as well as receipt of license payments, milestone payments and advance research payments from our collaborators. These cash receipts were offset by expenditures we incurred in the ordinary course of business. As a result of our increased cash position, interest income for the fiscal year ended June 30, 2000 was $3,208,506 as compared to $2,348,827 for the fiscal year ended June 30, 1999. The loss on disposition of assets of $383,481 in the fiscal year ended June 30, 2000 was primarily the result of our retiring unproductive assets.

Years ended June 30, 1999 and 1998.

     Research revenues for the Company's fiscal year ended June 30, 1999 were $20,093,057 as compared to $20,999,598 for the fiscal year ended June 30, 1998. Greater research revenue recognized during the fiscal year ended June 30, 1998 versus the fiscal year ended June 30, 1999 is the result of $3,950,000 in research milestones and contract expansion payments we received 1998. Excluding the milestone and contract expansion payments, our ongoing research revenue increased $3,043,459 for the fiscal year ended June 30, 1999 versus fiscal 1998. Research revenue from the research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

     Molecular diagnostic revenues of $5,220,349 were recognized in the fiscal year ended June 30, 1999, an increase of 136% or $3,009,366 over the fiscal year ended June 30, 1998. Molecular diagnostic revenue is comprised of sales of diagnostic tests resulting from the our discovery of disease genes. We launched the test for genetic predisposition to breast and ovarian cancer in October 1996 and we launched the test for heart disease and hypertension risk in January 1998. Sales and marketing efforts since that time have given rise to the increased revenues for the fiscal year ended June 30, 1999.

     Research and development expenses for the year ended June 30, 1999 increased to $23,452,220 from $23,002,340 for the prior year. This increase was primarily due to an increase in research activities as a result of our collaborations with Novartis, Bayer, Schering, Schering AG, and Pharmacia, as well as those programs we funded internally. The increased level of research spending includes ongoing development of the Company's ProNet(TM) and mutation screening technologies, third-party sponsored research programs, and the formation of Myriad Pharmaceuticals, Inc. ("Myriad Pharmaceuticals"). Myriad Pharmaceuticals, our wholly-owned subsidiary, was created to develop therapeutic lead compounds for selected common diseases with large potential markets that are under-served by current therapeutic options.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1999 decreased $701,503 from the fiscal year ended June 30, 1998. During the fiscal year ended June 30, 1998, we pursued a plan to dramatically increase our sales force. Start-up expenses for the sales staff included training, relocation, and sales supplies. For the fiscal year ended June 30, 1999, we maintained a steady, well-trained sales force which resulted in fewer selling expenses. In addition, during the fiscal year ended June 30, 1998, we incurred significant expenses in defense of our intellectual property, including the successful settlement of legal actions with OncorMed. Such expenses were drastically reduced during the fiscal year ended June 30, 1999.

     Interest income for the fiscal year ended June 30, 1999 decreased to $2,348,827 from $3,223,683 for the fiscal year ended June 30, 1998. Cash, cash equivalents, and marketable investment securities were $38,926,459 at June 30, 1999 as compared to $53,109,493 at June 30, 1998. This decrease in cash, cash equivalents and marketable investment securities was attributable to expenditures incurred in the ordinary course of business and has resulted in reduced interest income. Interest expense for the year ended June 30, 1999, amounting to $6,278, was due entirely to borrowings under the Company's equipment financing facility.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $17,163,535 during the fiscal year ended June 30, 2000 as compared to $14,137,559 used during the prior year. Trade receivables increased $1,100,765 between June 30, 1998 and June 30, 1999. This increase is primarily attributable to the 68% increase in molecular diagnostic revenue during fiscal 2000. Trade receivables as a percentage of molecular diagnostic revenue continues to be in the 25-27% range for both June 30, 2000 and June 30, 1999. Other receivables decreased $1,456,749 during the fiscal year ended June 30, 2000 primarily as a result of our receipt of collaborative partner payments for research work performed in the prior year. Prepaid expenses increased $2,056,284 during the fiscal year ended June 30, 2000. The increase is primarily due to advance payments to purchase lab supplies at a discount, advanced royalties, and insurance premiums. Accounts payable and accrued expenses increased by $4,495,772 during the fiscal year ended June 30, 2000 primarily as a result of our efforts to manage cash flows and extend payment terms as well as increased accrued year end payroll related expenses, and accrued broker fees. Deferred revenue, representing the difference in collaborative payments we have received and research revenue which we have recognized, increased by $18,837,682 during the fiscal year ended June 30, 2000 in large part due to upfront payments from NADII and Hitachi as well as marketing license fees we received from recent molecular diagnostic license agreements.

     The Company's investing activities used $4,335,576 of cash in the fiscal year ended June 30, 2000 and provided cash of $4,506,423 in the fiscal year ended June 30, 1999. Investing activities were comprised primarily of capital expenditures for research equipment, office furniture, and facility improvements and changes to marketable investment securities. During the fiscal year ended June 30, 2000, we invested cash received from private equity placements, collaborative research payments, upfront payments, milestone payments, marketing license payments and molecular diagnostic sales to short-term and long-term investments in order to take advantage of higher interest rates. These funds were invested in accordance with our investment guidelines as established by our Board of Directors.

     Financing activities provided $37,981,833 during the fiscal year ended June 30, 2000. We recognized proceeds from three separate financings during the year. In September 1999, we entered into a Subscription Agreement pursuant to which we sold 710,000 shares our unregistered Common Stock for a purchase price of $4,987,750. In conjunction with the Subscription Agreement, we issued a 3-year warrant to purchase an additional 35,500 shares at a premium of 10%. In October 1999, we entered into a Securities Purchase Agreement and a Standstill Agreement with Schering Berlin to sell to Schering Berlin 606,060 shares of unregistered Common Stock. Schering Berlin agreed to acquire the shares for an aggregate purchase price of $5,000,0000. In June 2000, we sold 600,000 shares of unregistered Common Stock to a European pharmaceutical company that resulted in proceeds of $24,000,000. We have no obligation to register the shares associated with the September 1999 Financing and the June 2000 Financing with the Securities and Exchange Commission. Additional cash was provided from the exercise of stock options during the fiscal year ended June 30, 2000.

     We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. Our future capital requirements will be substantial and will depend on many factors, including:

     .  the progress of our research and development programs;

     .  the progress of our drug discovery and drug development programs;

     . the cost of developing and launching additional molecular diagnostic tests;

     .  the costs of filing, prosecuting and enforcing patent claims;

     . the costs associated with competing technological and market developments;

     . the payments received under collaborative agreements and changes in collaborative research relationships;

     . the costs associated with potential commercialization of our gene discoveries, if any, including the development of manufacturing, marketing and sales capabilities; and

     . the cost and availability of third-party financing for capital expenditures and administrative and legal expenses.

     Because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time.

Subsequent Events

     In August 2000, we announced a stock split to be effected in the form of a stock dividend of one new share for each share of Common Stock outstanding. The record date for the split was set as August 28, 2000 and the distribution date was set as September 11, 2000. All references to the number of common shares and per share amounts in this Annual Report on Form 10-K have been restated to reflect the effect of the split for all periods presented.

     In August 2000, we also closed on an equity financing with Acqua Wellington North American Equities Fund, Ltd. We sold 350,000 shares of our Common Stock to Acqua Wellington for gross proceeds in excess of $22 million. We have agreed to register these shares with the Securities and Exchange Commission.

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

     The Company's investments consist of securities of various types and maturities of three years or less, with a maximum average maturity of 12 months. These securities are classified either as available-for-sale or held-to-maturity. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive loss. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.

     The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of June 30, 2000, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

Certain Factors That May Affect Future Results of Operations

     Some of the matters discussed in this Annual Report on Form 10-K include forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terminology such as "may", "will", "should", "potential", "continue", "expects", "anticipates", "intends", "plans", "believes", "estimates", and similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. We caution investors that actual results may vary significantly and are subject to a number of factors and uncertainties, including, but not limited to, the following: intense competition related to the discovery of disease-related genes and the possibility that others may discover, and we may not be able to gain rights with respect to, genes important to the establishment of a successful genetic testing business; difficulties inherent in developing genetic tests once genes have been discovered; our limited experience in operating a genetic testing laboratory; our limited marketing and sales experience and the risk that tests which we have or may develop may not be marketed at acceptable prices or receive commercial acceptance in the markets that we are targeting or expect to target; uncertainty as to whether there will exist adequate reimbursement for our services from government, private healthcare insurers and third-party payors; uncertainties as to the extent of future government regulation of our business; uncertainties as to whether we and our collaborators will be successful in developing and obtaining regulatory approval for, and commercial acceptance of, therapeutics based on the discovery of disease-related genes and proteins; uncertainties as to our ability to develop therapeutic lead compounds, which is a new business area for us; and the risk that markets will not exist for therapeutic lead compounds that we develop or if such markets exist, that we will not be able to sell compounds which we develop at acceptable prices.

These forward-looking statements are made as of the date of this report, and we assume no obligation to update them or to explain the reasons why actual results may differ. In light of these assumptions, risks, and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K might not occur.

Item 8.  FINANCIAL STATEMENTS

         MYRIAD GENETICS, INC.
         Index to Financial Statements                                                                        Number
         -----------------------------                                                                        ------
         Independent Auditors' Report......................................................................     F-1
         Consolidated Balance Sheets as of June 30, 2000 and 1999..........................................     F-2
         Consolidated Statements of Operations for the Years Ended June 30, 2000,
                1999 and 1998..............................................................................     F-3
         Consolidated Statements of Stockholders' Equity and Comprehensive Loss for
                the Years Ended June 30, 2000, 1999 and 1998...............................................     F-4
         Consolidated Statements of Cash Flows for the Years Ended June 30, 2000,
                1999 and 1998..............................................................................     F-6
         Notes to Consolidated Financial Statements........................................................     F-7

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III


Item 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a). The following documents are filed as part of this annual report on Form 10-K.

Item 14(a)(1).  See "Index to Consolidated Financial Statements and Financial
and (2)         Statement Schedules" at Item 8 to this Annual Report on Form 10-
                K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.


Item 14(a)(3)   Exhibits
                --------

                The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number           Description
------           -----------
(3.1)p       -   Restated Certificate of Incorporation of the Registrant (Filed
                 as Exhibit 3.1)
(3.1 (a))    -   Restated Certificate of Incorporation of the Registrant
(3.1 (b))    -   Certificate of Amendment of Restated Certificate of
                 Incorporation
(3.2)p       -   Restated By-Laws of the Registrant (Filed as Exhibit 3.2)
(4.1)p       -   See Exhibits 3.1, 3.1(a), 3.1(b) and 3.2 (Filed as Exhibit 4.1)
(4.2)*       -   Form of Common Stock Certificate (Filed as Exhibit 4.2)
(10.1)z$     -   1992 Employee, Director and Consultant Stock Option Plan as
                 amended and restated September 24, 1999 (Filed as Exhibit 10.1)
(10.2)*$     -   Employee Stock Purchase Plan (Filed as Exhibit 10.2)
(10.3)*$     -   Employment Agreement between Myriad Genetics, Inc., Myriad
                 Genetic Laboratories, Inc. and Peter D. Meldrum, dated May 15,
                 1993 (Filed as Exhibit 10.3)
(10.4)*$     -   Employment Agreement between Myriad Genetics, Inc., Myriad
                 Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated
                 January 1, 1994 (Filed as Exhibit 10.4)
(10.5)*$     -   Employment Agreement between Myriad Genetics, Inc., Myriad
                 Genetic Laboratories, Inc. and Jay M. Moyes, dated July 12,
                 1993 (Filed as Exhibit 10.5)
(10.6)*      -   Form of Registration Agreement executed in connection with the private placement of Series A Preferred Stock (Filed as Exhibit
                 10.6)
(10.7)*      -   Stock Purchase Agreement for Series C Convertible Preferred
                 Stock between the Registrant and Novartis Corporation, dated
                 April 27, 1995 (Filed as Exhibit 10.7)
(10.8)*      -   Standstill Agreement between the Registrant and Novartis
                 Corporation, dated April 27, 1995 (Filed as Exhibit 10.8)
(10.9)*      -   Voting Agreement between the Registrant and Novartis
                 Corporation, dated April 27, 1995 (Filed as Exhibit 10.9)
(10.10)#     -   Collaborative Research and License Agreement between the
                 Registrant and Novartis Corporation, dated April 27, 1995
                 (Cardiovascular Diseases) (Filed as Exhibit 10.10)
(10.11)#     -   Research Collaboration and License Agreement between the
                 Registrant, Eli Lilly & Company and Hybritech Incorporated,
                 dated August 1, 1992 (Breast Cancer--BRCA1) (Filed as Exhibit
                 10.11)
(10.12)#     -   Collaborative Agreement between the Registrant and Hybritech
                 Incorporated, dated March 5, 1993 (BRCA1 Test Kits) (Filed as
                 Exhibit 10.12)
(10.13)#     -   Exclusive License Agreement between the Registrant and the
                 University of Utah Research Foundation, dated August 4 1993, as amended (Genes Predisposing to Cancer) (Filed as Exhibit 10.14)
(10.14)#     -   Standard Research Agreement and Form of License Agreement
                 between the Registrant and the University of Utah, effective
                 January 1, 1993, as amended (Genes Predisposing to Cancer)
                 (Filed as Exhibit 10.14)
(10.15)#     -   Exclusive License Agreement between the Registrant and the
                 University of Utah Research Foundation, dated August 4, 1993
                 (Angiotensinogen Variants and Predisposition to Hypertension)
                 (Filed as Exhibit 10.15)
(10.16)#     -   Exclusive License Agreement between the Registrant and the
                 University of Utah Research Foundation, dated June 21, 1994
                 (MTS1 or p16) (Filed as Exhibit 10.16)

(10.17)#     -   Exclusive License Agreement between the Registrant and the
                 University of Utah Research Foundation, dated November 23, 1994
                 (Breast Cancer--BRCA2) (Filed as Exhibit 10.17)
(10.18)#     -   Standard Research Agreement dated May 1, 1995 between the
                 Registrant and the University of Utah (Cardiovascular Disorders
                 and Coronary Heart Disease Database) (Filed as Exhibit 10.18)
(10.19)#     -   Exclusive License Agreement dated May 1, 1995 between the
                 Registrant and the University of Utah Research Foundation
                 (Cardiovascular Disorders and Coronary Heart Disease Database)
                 (Filed as Exhibit 10.19)
(10.20)#     -   Standard Research Agreement dated July 31, 1995 between the
                 Registrant and the University of Utah (Obesity Database) (Filed
                 as Exhibit 10.20)
(10.21)#     -   Exclusive License Agreement dated July 31, 1995 between the
                 Registrant and the University of Utah Research Foundation
                 (Obesity Database) (Filed as Exhibit 10.21)
(10.22)#     -   Co-Exclusive License Agreement among the Registrant, the
                 University of Utah Research Foundation and Institut National de
                 la Sante et de la Recherche Medicale, dated October 6, 1993
                 (Angiotensinogen and Predisposition to Essential Hypertension)
                 (Filed as Exhibit 10.22)
(10.23)#     -   License Agreement between the Registrant and California
                 Institute of Technology, dated April 21, 1994 (MTS1 or p16)
                 (Filed as Exhibit 10.23)
(10.24)*     -   Research Agreement between the Registrant and California
                 Institute of Technology, dated June 3, 1994 (MTS1 or p16)
                 (Filed as Exhibit 10.24)
(10.25)*     -   Stock Purchase Agreement for Series D Convertible Preferred
                 Stock between the Registrant and Bayer Corporation, dated
                 September 11, 1995 (Filed as Exhibit 10.25)
(10.26)*     -   Standstill Agreement between the Registrant and Bayer
                 Corporation, dated September 11, 1995 (Filed as Exhibit 10.26)
(10.27)*     -   Voting Agreement between the Registrant and Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.27)
(10.28)#     -   Collaborative Research and License Agreement between the
                 Registrant and Bayer Corporation, dated September 11, 1995
                 (Filed as Exhibit 10.28)
(10.29)#     -   Standard Research Agreement between the Registrant and IHC
                 Health Services, Inc., dated as of September 1, 1995 (Filed as
                 Exhibit 10.29)
(10.30)@     -   Research Agreement between the Registrant and IHC Health
                 Services, Inc., dated as of June 24, 1996
(10.31)!@    -   Patent and Technology License Agreement dated September 26,
                 1996 among the Board of Regents of the University of Texas
                 System, the University of Texas M.D. Anderson Cancer Center and
                 the Registrant (Filed as Exhibit 10.1)
(10.32)!     -   Lease Agreement, dated October 12, 1995, between the Boyer
                 Research Park Associates V, by its general partner, the Boyer
                 Company and the Registrant (Filed as Exhibit 10.2)
(10.33)!     -   Amendment to Lease Agreement, dated March 29, 1996 between the
                 Boyer Research Park Associates V, by its general partner, the
                 Boyer Company and the Registrant (Filed as Exhibit 10.3)
(10.34)!@    -   Letter Agreement, dated March 4, 1996, among the University of
                 Utah, Genetic Epidemiology and the Registrant regarding
                 Extension of Standard Research agreement and Form of License
                 Agreement between the Registrant and the University of Utah, effective January 1, 1993, as amended (Genes Predisposing to
                 Cancer) (Filed as Exhibit 10.4)
(10.35)q@    -   Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the University of Texas System,
                 the University of Texas M.D. Anderson Cancer Center and the
                 Registrant (Filed as Exhibit 10.1)
(10.36)=@    -   Collaborative Research and License Agreement among the
                 Registrant, Schering Corporation and Schering-Plough, Ltd.,
                 dated April 22, 1997 (Prostate and Other Cancers) (Filed as
                 Exhibit 10.36)
(10.37)=     -   Standstill Agreement between the Registrant and Schering
                 Corporation, dated April 22, 1997 (Filed as Exhibit 10.37)
(10.38)=     -   Stock Purchase Agreement for Common Stock between the
                 Registrant and Schering Corporation, dated April 22, 1997
                 (Filed as Exhibit 10.38)
(10.39)++@   -   Standard Research Agreement between the Company and Valley
                 Mental Health dated September 1, 1997 (central nervous system disorders) (Filed as Exhibit 10.1)
(10.40)++    -   International Swap Dealers Association, Inc. Master Agreement
                 ("ISDA Master Agreement") between the Registrant and Swiss Bank
                 Corporation, London Branch dated October 8, 1997 (Filed as
                 Exhibit 10.2)
(10.41)++    -   Schedule to ISDA Master Agreement between the Registrant and
                 Swiss Bank Corporation, London Branch dated October 8, 1997
                 (Filed as Exhibit 10.3)
(10.42)++    -   Confirmation for Contract A entered into pursuant to ISDA
                 Master Agreement between the Registrant
                 and Swiss Bank Corporation, London Branch dated October 8, 1997
                 (Filed as Exhibit 10.4)
(10.42)++    -   Confirmation for Contract B entered into pursuant to ISDA
                 Master Agreement between the Registrant and Swiss Bank
                 Corporation, London Branch dated October 8, 1997 (Filed as
                 Exhibit 10.5)
(10.43)%@    -   Amendment and Supplement to Collaborative Research and License
                 Agreement dated November 19, 1997 between Bayer Corporation and the Registrant (Filed as Exhibit 10.1)
(10.44)k     -   Lease Agreement-Research Park Building Phase II, dated March 6,
                 1998, between the Research Park Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant
(10.45)&     -   Memorandum of Lease between the Company and Boyer Foothill
                 Associates, Ltd. dated August 24, 1998 (Filed as Exhibit 10.1)
(10.46)&     -   Memorandum of Lease between the Company and Boyer Research Park
                 Associates VI, L.C. dated August 24, 1998 (Filed as Exhibit
                 10.2)
(10.47)&     -   Subordination Agreement and Estoppel, Attornment and Non-
                 Disturbance Agreement (Lease to Deed of Trust) between the
                 Company and Wells Fargo Bank, National Association dated June
                 24, 1998 (Filed as Exhibit 10.3 )
(10.48)w     -   Master Lease Agreement dated December 31, 1998 between General
                 Electric Capital Corporation and the Company (Filed as Exhibit
                 10.1)
(10.49)w     -   Addendum No. 1 to Master Lease Agreement dated December 31,
                 1998 between General Electric Capital Corporation and the
                 Company (Filed as Exhibit 10.2)
(10.50)w     -   Addendum No. 2 to Master Lease Agreement dated December 31,
                 1998 between General Electric Capital Corporation and the
                 Company (Filed as Exhibit 10.3)
(10.51)w     -   Biotech Equipment Schedule Schedule No. 001 dated December 31,
                 1998 to Master Lease Agreement dated December 31, 1998 between
                 General Electric Corporation and the Company (Filed as Exhibit
                 10.4)
(10.52)w     -   Annex A to Equipment Schedule No. 001 to Master Lease Agreement
                 dated December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit 10.5)
(10.53)w     -   Annex B to Equipment Schedule No. 001 to Master Lease Agreement
                 dated December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit 10.6)
(10.54)w     -   Addendum to Schedule No. 001 to Master Lease Agreement dated as of December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit 10.7)
(10.55)w@    -   Collaborative Research, License and Co-Promotion agreement dated as of October 5, 1998 between Schering Aktiengesellschaft and the Company (Filed as Exhibit 10.8)
(10.56)w@    -   Collaborative ProNet Research and License Agreement dated as of
                 November 11, 1998 between Monsanto Company and the Company
                 (Filed as Exhibit 10.9)
(10.57)w@    -   Letter Amendment to the Collaborative Research and License
                 Agreement dated as of November 30, 1998 between Bayer
                 Corporation and the Company (Filed as Exhibit 10.10)
(10.58)m@    -   Collaboration and License Agreement between the Company and
                 Novartis Agricultural Discovery Institute, Inc. dated July 27,
                 1999 (Filed as Exhibit 10.1)
(10.59)m     -   Subscription Agreement between the Company and Peter Friedli dated September 30, 1999 (Filed as Exhibit 10.2)
(10.60)m     -   Securities Purchase Agreement and Standstill Agreement between the Company and Schering Berlin Venture Corporation dated
                 October 15, 1999 (Filed as Exhibit 10.3)
(10.61)f     -   Mater Lease Agreement dated October 25 between Comdisco
                 Laboratory and Scientific Group, a Division of Comdisco
                 Healthcare Group, Inc. and the Company (Filed as Exhibit 10.1)
(10.62)f     -   Addendum to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of
                 Comdisco Healthcare Group, Inc. and the Company (Filed as
                 Exhibit 10.2)
(10.63)f     -   Amendment No. 1 to the Master Lease Agreement dated October 25,
                 1999 between Comdisco Laboratory and Scientific Group, a
                 Division of Comdisco Healthcare Group, Inc. and the Company
                 (Filed as Exhibit 10.3)
(10.64)f     -   Equpment Schedule No. SG01 dated November 10, 1999 to the
                 Master Lease Agreement dated October 25, 1999 between Comdisco
                 Laboratory and Scientific Group, a Division of Comdisco
                 Healthcare Group, Inc. and the Company (Filed as Exhibit 10.4)
(10.65)      -   Purchase Agreement dated as of August 28, 2000 between the
                 Registrant and Acqua Wellington North American Equities Fund,
                 Ltd.
(10.66)      -   Registration Rights Agreement dated as of August 28, 2000
                 between the Registrant and Acqua Wellington North American
                 Equities Fund, Ltd.
(21.1)       -   List of Subsidiaries of the Registrant
(23.1)       -   Consent of KPMG LLP

(27.1)       -   Financial Data Schedule

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

p Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1995.

$ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

! Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1996.

q Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1996.

= Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1997.

++ Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1997.

% Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1997.

z Previously filed and incorporated herein by reference from the Company's Registration Statement filed on Form S-8, effective December 22, 1999, File No. 333-93363.

k Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1998.

& Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1998.

w Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1998.

m Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1999.

f Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1999.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 14(b)  Reports on Form 8-K
            -------------------

     No reports on Form 8-K were filed during the last quarter of the year ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salt Lake City, Utah on September 13, 2000.

                              MYRIAD GENETICS, INC.

                         By:  /s/ Peter D. Meldrum
                              --------------------
                              Peter D. Meldrum
                              President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

  Signatures                              Title                    Date
  ----------                              -----                    ----

By: /s/ Peter D. Meldrum      President and Chief Executive  September 13, 2000
  --------------------------- Officer and Director
  Peter D. Meldrum            (principal executive officer)


By: /s/ Jay M. Moyes          Vice President of Finance      September 13, 2000
  --------------------------- (principal financial and
  Jay M. Moyes                accounting officer)


By: /s/ John J. Horan         Chairman of the Board          September 13, 2000
  ---------------------------
  John J. Horan


By: /s/ Walter Gilbert        Vice Chairman of the Board     September 13, 2000
  ---------------------------
  Walter Gilbert, Ph.D.


By: /s/ Mark H. Skolnick      Chief Scientific Officer and   September 13, 2000
  --------------------------- Director
  Mark H. Skolnick, Ph.D.


By: /s/ Arthur H. Hayes, Jr.  Director                       September 13, 2000
  ---------------------------
  Arthur H. Hayes, Jr., M.D.


By: /s/ Dale A. Stringfellow  Director                       September 13, 2000
  ---------------------------
  Dale A. Stringfellow, Ph.D.


By: /s/ Alan J. Main          Director                       September 13, 2000
  ---------------------------
  Alan J. Main, Ph.D.


By: /s/ Michael J. Berendt    Director                       September 13, 2000
  ---------------------------
  Michael J. Berendt, Ph.D.

By: /s/ Linda S. Wilson       Director                       September 13, 2000
  ---------------------------
  Linda S. Wilson, Ph.D.

                         Independent Auditors' Report

The Board of Directors and Stockholders
Myriad Genetics, Inc.:

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries, as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah                            KPMG LLP
August 22, 2000

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                                    June 30,
                                                                                      --------------------------------------
                                      Assets                                                2000                1999
                                                                                      ----------------    -----------------
Current assets:
     Cash and cash equivalents                                                        $     56,214,736            5,404,944
     Marketable investment securities                                                       24,286,955            4,477,138
     Prepaid expenses                                                                        2,678,984              622,700
     Trade accounts receivables, less allowance for doubtful
        accounts of $145,000 in 2000 and $73,439 in 1999                                     2,352,154            1,322,950
     Other receivables                                                                         398,947            1,855,696
                                                                                      ----------------    -----------------
                    Total current assets                                                    85,931,776           13,683,428
                                                                                      ----------------    -----------------
Equipment and leasehold improvements:
     Equipment                                                                              16,965,545           13,351,229
     Leasehold improvements                                                                  4,005,729            3,520,253
                                                                                      ----------------    -----------------
                                                                                            20,971,274           16,871,482

     Less accumulated depreciation and amortization                                          9,719,556            6,871,981
                                                                                      ----------------    -----------------
                    Net equipment and leasehold improvements                                11,251,718            9,999,501

Long-term marketable investment securities                                                   8,154,153           29,044,377

Other assets                                                                                 1,037,658              823,634
                                                                                      ----------------    -----------------
                                                                                      $    106,375,305           53,550,940
                                                                                      ================    =================

                       Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                 $      4,262,359            2,917,810
     Accrued liabilities                                                                     4,905,857            1,754,634
     Deferred revenue                                                                       19,500,442              662,760
                                                                                      ----------------    -----------------
                                                                                            28,668,658            5,335,204
                                                                                      ----------------    -----------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 5,000,000 shares;
        no shares issued and outstanding                                                            --                   --
     Common stock, $0.01 par value.  Authorized 60,000,000 shares;
        issued and outstanding 21,866,482 shares in 2000 and 18,857,464
        shares in 1999                                                                         218,666              188,575
     Additional paid-in capital                                                            130,235,403           92,283,661
     Accumulated other comprehensive loss                                                      (85,440)             (68,846)
     Deferred compensation                                                                          --             (247,774)
     Accumulated deficit                                                                   (52,661,982)         (43,939,880)
                                                                                      ----------------    -----------------
                    Total stockholders' equity                                              77,706,647           48,215,736
                                                                                      ----------------    -----------------
                                                                                      $    106,375,305           53,550,940
                                                                                      ================    =================

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                                                       Years ended June 30,
                                                                       -----------------------------------------------------
                                                                            2000               1999               1998
                                                                       ---------------    ---------------    ---------------
Research revenue                                                       $    25,219,766        20,093,057         20,999,598

Molecular diagnostic revenue                                                 8,793,272         5,220,349          2,210,983
                                                                       ---------------    --------------     --------------
                     Total revenues                                         34,013,038        25,313,406         23,210,581

Costs and expenses:
     Molecular diagnostic cost of revenue                                    3,986,473         3,066,354          1,391,368
     Research and development expense                                       28,098,769        23,452,220         23,002,340
     Selling, general, and administrative expenses                          13,474,923        11,105,520         11,807,023
                                                                       ---------------    --------------     --------------
                     Total cost and expenses                                45,560,165        37,624,094         36,200,731
                                                                       ---------------    --------------     --------------
                     Operating loss                                        (11,547,127)      (12,310,688)       (12,990,150)

Other income (expense):
     Interest income                                                         3,208,506         2,348,827          3,223,683
     Interest expense                                                               --            (6,278)           (32,681)
     Other                                                                    (383,481)          (27,314)             2,113
                                                                       ---------------    --------------     --------------
                                                                             2,825,025         2,315,235          3,193,115
                                                                       ---------------    --------------     --------------
                     Net loss                                          $    (8,722,102)       (9,995,453)        (9,797,035)
                                                                       ===============    ==============     ==============
Basic and diluted loss per common share                                $         (0.43)            (0.53)             (0.53)
                                                                       ===============    ==============     ==============
Basic and diluted weighted average shares outstanding                       20,220,446        18,782,244         18,578,962
                                                                       ===============    ==============     ==============


See accompanying notes to consolidated financial statements.

                              MYRIAD GENETICS, INC.
                                AND SUBSIDIARIES

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                    Years ended June 30, 2000, 1999, and 1998

                                                              Accumu-
                                                               lated
                                                               other
                                                   Additi-    compre-                               Compre-
                                                    tional    hensive      Deferred     Accum-      hensive       Stock-
                               Common stock        paid-in     income      compen-      ulated       income      holders'
                          ----------------------
                            Shares      Amount     capital     (loss)       sation      deficit      (loss)       equity
                          ----------- ---------- -----------  ---------  ----------- ------------ ------------- -----------
Balances at
  June 30, 1997            18,445,104    184,451  91,513,514      5,382   (1,376,980) (24,147,392)               66,178,975

Issuance of
  common stock for
  cash upon exercise
  of options and
  warrants                    211,408      2,114     392,071         --           --           --                   394,185

Issuance of common
  stock for cash               18,490        185     178,074         --           --           --                   178,259

Amortization of
  deferred
  compensation                     --         --          --         --      530,534           --                   530,534

Forfeiture of deferred
  compensation                     --         --    (270,000)        --      270,000           --                        --

Net loss                           --         --          --         --           --   (9,797,035)  (9,797,035)  (9,797,035)

Unrealized gains (losses)
  on marketable
  investment securities:
     Unrealized holding
        gains arising
        during period              --         --          --         --           --           --       13,064           --

     Less: classification
        adjustment for
        gains included
        in net loss                --         --          --         --           --           --      (16,969)          --
                                                                                                  ------------
Other comprehensive loss           --         --          --     (3,905)          --           --       (3,905)      (3,905)
                                                                                                  ------------

Comprehensive loss                 --         --          --         --           --           --   (9,800,940)          --
                                                                                                  ============
                          ----------- ---------- -----------  ---------  ----------- ------------               -----------
Balances at
    June 30, 1998          18,675,002    186,750  91,813,659      1,477     (576,446) (33,944,427)               57,481,013

Issuance of
  common stock for
  cash upon exercise
  of options and warrants     137,654      1,377     364,918         --           --           --                   366,295

Issuance of common
  stock for cash               44,808        448     203,146         --           --           --                   203,594

Amortization of
  deferred compensation            --         --          --         --      230,610           --                   230,610

Forfeiture of deferred
  compensation                     --         --     (98,062)        --       98,062           --                        --

Net loss                           --         --          --         --           --   (9,995,453)  (9,995,453)  (9,995,453)

Unrealized losses
  on marketable
  investment securities:
     Unrealized holding
        losses arising
        during period              --         --          --         --           --           --     (115,287)          --

     Less: classification
        adjustment for
        losses included
        in net loss                --         --          --         --           --           --       44,964           --
                                                                                                  ------------
Other comprehensive loss           --         --          --    (70,323)          --           --      (70,323)     (70,323)
                                                                                                  ------------
Comprehensive loss                 --         --          --         --           --           --  (10,065,776)          --
                                                                                                  ============
                          ----------- ---------- -----------  ---------  ----------- ------------               -----------
Balances at
  June 30, 1999            18,857,464    188,575  92,283,661    (68,846)    (247,774) (43,939,880)               48,215,736

                                      F-4                            (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                   Years ended June 30, 2000, 1999, and 1998

                                                                   Accumu-
                                                                    lated
                                                                    other
                                                        Additi-    compre-                             Compre-
                                                        tional     hensive    Deferred     Accum-      hensive     Stock-
                                    Common stock        paid-in    income     compen-      ulated      income     holders'
                                ---------------------
                                 Shares      Amount     capital     (loss)     sation      deficit      (loss)     equity
                                ----------  --------- -----------  ---------  ----------  ----------  ----------  ----------
Issuance of
    common stock for
    cash upon exercise
    of options and warrants     1,092,958   $  10,930   6,525,622         --          --          --          --   6,536,552

Issuance of common
    stock for cash, net of
    offering costs              1,916,060      19,161  31,426,120         --          --          --          --  31,445,281

Amortization of
    deferred compensation              --          --          --         --     247,774          --          --     247,774
                                       --          --
Net loss                               --          --          --         --          --  (8,722,102) (8,722,102) (8,722,102)

Unrealized losses
    on marketable
    investment securities:
      Unrealized holding
        losses arising
        during period                  --          --          --         --          --          --     (63,638)         --

      Less: classification
        adjustment for
        losses included
        in net loss                    --          --          --         --          --          --      47,044
                                                                                                      ----------

Other comprehensive loss               --          --          --    (16,594)     --              --     (16,594)    (16,594)
                                                                                                      ----------

Comprehensive loss                     --          --          --         --          --          --  (8,738,696)         --
                                                                                                      ==========
                               ----------   --------- -----------  ---------  ----------  ----------              ----------
Balances at
    June 30, 2000              21,866,482   $ 218,666 130,235,403    (85,440)         -- (52,661,982)             77,706,647
                               ==========   ========= ===========  =========  ==========  ==========              ==========

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                      Years ended June 30,
                                                                        ------------------------------------------------
                                                                             2000             1999             1998
                                                                        --------------   --------------   --------------
Cash flows from operating activities:
    Net loss                                                             $  (8,722,102)      (9,995,453)      (9,797,035)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                                       3,284,734        3,223,779        3,272,936
         Loss (gain) on sale of equipment                                      383,481          (17,650)          14,856
         Loss (gain) on sale of investment securities                           47,044           44,964          (16,969)
         Bad debt expense                                                       71,561            7,439           66,000
         Changes in operating assets:
            Trade receivables                                               (1,100,765)        (859,062)        (354,161)
            Prepaid expenses                                                (2,056,284)        (356,021)         179,581
            Other receivables                                                1,456,749       (1,738,643)         177,914
            Other assets                                                       465,663               --         (941,405)
            Accounts payable and accrued expenses                            4,495,772       (2,387,557)       3,346,712
            Deferred revenue                                                18,837,682       (2,059,355)      (2,977,312)
                                                                        --------------   --------------   --------------

              Net cash provided by (used in) operating activities           17,163,535      (14,137,559)      (7,028,883)
                                                                        --------------   --------------   --------------

Cash flows from investing activities:

    Proceeds from sale of equipment                                             14,851        3,604,579            4,133
    Capital expenditures                                                    (4,617,196)      (3,975,813)      (3,185,906)
    Investment in biotechnology company                                       (750,000)              --               --
    Purchase of investment securities held-to-maturity                      (4,126,628)     (17,462,407)    (117,237,699)
    Maturities of investment securities held-to-maturity                     5,957,410       20,001,804      117,100,138
    Purchase of investment securities available-for-sale                   (19,857,144)    (274,244,194     (723,380,886)
    Sale of investment securities available-for-sale                        19,043,131      276,582,454      724,018,727
                                                                        --------------   --------------   --------------

              Net cash provided by (used in) investing activities           (4,335,576)       4,506,423       (2,681,493)
                                                                        --------------   --------------   --------------

Cash flows from financing activities:

    Payments on notes payable                                                       --         (128,843)        (342,797)
    Net proceeds from issuance of common stock                              37,981,833          569,889          572,444
                                                                        --------------   --------------   --------------

              Net cash provided by financing activities                     37,981,833          441,046          229,647
                                                                        --------------   --------------   --------------

Net increase (decrease) in cash and cash equivalents                        50,809,792       (9,190,090)      (9,480,729)

Cash and cash equivalents at beginning of year                               5,404,944       14,595,034       24,075,763
                                                                        --------------   --------------   --------------

Cash and cash equivalents at end of year                               $    56,214,736        5,404,944       14,595,034
                                                                        ==============   ==============   ==============

Supplemental disclosure of cash flow information:

       Interest paid                                                   $            --            6,278           32,681

Supplemental disclosures of noncash investing and financing activities:

       Decrease in additional paid-in capital as a result of
         forfeitures of stock options                                  $            --          (98,062)        (270,000)

       Fair value adjustment on marketable investment securities
         charged to stockholders' equity                                       (16,594)         (70,323)          (3,905)


See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999, and 1998


(1)  Summary of Significant Accounting Policies

     (a)  Organization and Business Description

          Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a genomics company focused on the development of therapeutic and diagnostic products based on the discovery of major common human disease genes and their biological pathways. The Company utilizes analyses of extensive family histories and genetic material, as well as a number of proprietary technologies, to identify inherited gene mutations which increase the risk to individuals of developing these diseases. The discovery of disease-predisposing genes and their biochemical pathways provides the Company with three significant commercial opportunities: (i) the development and marketing of molecular diagnostic and information services, (ii) the marketing of subscriptions to the ProNet database of protein interactions, and
          (iii) the development of therapeutic products for the treatment and prevention of major diseases associated with these genes and their biochemical pathways. The Company's operations are located in Salt Lake City, Utah.

     (b)  Principles of Consolidation

          The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc., and its wholly owned subsidiaries Myriad Genetic Laboratories, Inc., Myriad Pharmaceuticals, Inc. and Myriad Financial, Inc. All intercompany amounts have been eliminated in consolidation.

     (c)  Cash Equivalents

          Cash equivalents of $27,205,844 and $1,595,446 at June 30, 2000 and 1999, respectively, consist of short-term securities. The Company considers all highly liquid debt instruments with maturities at date of purchase of 90 days or less to be cash equivalents.

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

                         June 30, 2000, 1999, and 1998

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

          Molecular diagnostic revenue is recognized upon completion of the test and communication of results. Payments received in advance of molecular diagnostic work performed are recorded as deferred revenue. Revenues related to technology license fees when continuing involvement or services by the Company are required, are generally recognized over the period of performance. Up-front payments related to marketing agreements are generally recognized ratably over the life of the agreement.

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

          For the years ended June 30, 2000, 1999, and 1998, there were antidilutive potential common shares of 3,892,248, 4,144,330, and 4,137,440, respectively. Accordingly, these potential common shares were not included in the computation of diluted earnings per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

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

                         June 30, 2000, 1999, and 1998

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

     (j)  Fair Value Disclosure

          At June 30, 2000, the book value of the Company's financial instruments approximates fair value except as disclosed in note 2.

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

     (l)  Other Assets

          Other assets are comprised of a purchased patent, security deposits and an investment in a privately held biotechnology company. Amortization of the patent is computed using the straight-line method over the estimated useful life of nine years. Accumulated amortization related to the patent totaled $79,688 and $42,188 at June 30, 2000 and 1999, respectively. The private company investment represents a 15 percent ownership interest and is accounted for under the cost method. Management reviews the valuation of both the patent and investment for possible impairment on an ongoing basis by comparing the carrying value to undiscounted future cash flows from the related assets.

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999, and 1998

     (m)  Accrued Liabilities

          At June 30, 2000, accrued liabilities are comprised of accrued payroll of $1,390,563, accrued vacation of $673,631, and other accrued liabilities of $2,841,663. At June 30, 1999, the balance was comprised of accrued payroll of $690,221, accrued vacation of $498,670, and other accrued liabilities of $565,743.

     (n)  Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), that establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company will adopt SFAS 133 on July 1, 2000. Management does not believe the adoption of SFAS 133 will have a material effect on the Company's results of operations, financial position or liquidity.

          In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition, (SAB
          101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB 101 does not change existing literature on revenue recognition. SAB 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be met in order to recognize revenue. The four criteria, all of which must be met, are the following:

            .  There must be persuasive evidence of an arrangement;

            .  Delivery must have occurred or services must have been rendered;

            .  The selling price must be fixed or determinable; and

            .  Collectibility must be reasonably assured.

          The Company will adopt SAB 101 during the quarter ended December 31, 2000. The Company believes that its current revenue recognition policy is in compliance with this guidance; however, the Company continues to evaluate the impact, if any, of SAB 101 and any possible, subsequent interpretations of SAB 101 on the Company's policies and procedures.

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999, and 1998


          The FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 (FIN 44) in March 2000. The interpretation clarifies the application of APB 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company will adopt FIN 44 on July 1, 2000. Management does not believe that the interpretation will have a material effect on the Company's results of operations, financial position or liquidity.

(2)  Marketable Investment Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2000 and 1999, were as follows:

                                                           Gross            Gross
                                                         unrealized       unrealized
                                           Amortized       holding          holding
                                              cost          gain            losses         Fair value
                                          ----------    ------------     ----------        ----------
At June 30, 2000:
  Held-to-maturity:
    U.S. government obligations           $ 15,081,371         42,889       (58,065)        15,066,195
    Other bonds and notes                    2,010,932              -       (10,932)         2,000,000
                                          ------------       --------    ----------        -----------
                                          $ 17,092,303         42,889       (68,997)        17,066,195
                                          ============       ========    ==========        ===========
  Available-for-sale:
    U.S. government obligations           $  9,609,981              -       (13,333)         9,596,648
    Mortgage-backed securities               1,337,514              -       (46,305)         1,291,209
    Corporate bonds and notes                3,511,553              -       (26,350)         3,485,203
    Certificates of deposit and
     domestic bank obligations                 975,197            548             -            975,745
                                          ------------       --------    ----------        -----------
                                          $ 15,434,245            548       (85,988)        15,348,805
                                          ============       ========    ==========        ===========
At June 30, 1999:
  Held-to-maturity:
   U.S. government obligations            $ 15,079,412              -      (153,713)        14,925,699
   Corporate bonds and notes                 3,843,675             92        (1,266)         3,842,501
                                          ------------       --------    ----------        -----------
                                          $ 18,923,087             92      (154,979)        18,768,200
                                          ============       ========    ==========        ===========
  Available-for-sale:
    U.S. government obligations           $  6,767,578              -       (20,233)         6,747,345
    Mortgage-backed securities                 123,104              -          (607)           122,497
    Corporate bonds and notes                7,590,354            561       (48,567)         7,542,348
    Certificate of deposit                     186,238              -             -            186,238
                                          ------------       --------    ----------        -----------
                                          $ 14,667,274            561       (69,407)        14,598,428
                                          ============       ========    ==========        ===========

                                      F-11                           (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999, and 1998


     Maturities of debt securities classified as available-for-sale and held-to-maturity are as follows at June 30, 2000. (Maturities of mortgage backed securities have been presented based upon estimated cash flows assuming no change in the current interest rate environment):

                                                  Amortized         Fair
                                                     cost           value
                                                 ------------    -----------
Held-to-maturity:
Due within one year                              $ 10,989,903     10,963,734
Due after one year through three years              6,102,400      6,102,461
                                                 ------------    -----------
                                                 $ 17,092,303     17,066,195
                                                  ===========    ===========
Available-for-sale:
Due within one year                              $ 13,365,133     13,297,052
Due after one year through three years              2,069,112      2,051,753
                                                 ------------    -----------
                                                 $ 15,434,245     15,348,805
                                                 ============    ===========

(3)  Leases

     The Company leases office and laboratory space and equipment under three noncancelable operating leases. Future minimum lease payments under these leases as of June 30, 2000 are as follows:

        Fiscal year ending:
        2001                       $  4,537,905
        2002                          4,537,905
        2003                          4,042,197
        2004                          2,633,931
        2005                          1,721,373
        Thereafter                    4,557,318
                                   ------------
                                   $ 22,030,629
                                   ============

     Rental expense was $3,777,738 in 2000, $1,855,679 in 1999, and $1,282,308
     in 1998.

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

                                      F-12                           (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999, and 1998



(4)  Stock-Based Compensation

     Prior to 1992, the Company granted nonqualified stock options to directors, employees, and other key individuals providing services to the Company. In 1992, the Company adopted the "1992 Employee, Director, and Consultant Fixed Stock Option Plan" and has reserved 6,000,000 shares of common stock for issuance upon the exercise of options that the Company plans to grant from time to time under this plan. The exercise price of options is equivalent to the estimated fair market value of the stock at the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over five years and expire ten years from date of grant. As of June 30, 2000, 1,048,748 shares are reserved for future grant under the 1992 plan. For financial statement presentation purposes, the Company has recorded as deferred compensation the excess of the deemed value of the common stock at the date of grant over the exercise price. All deferred compensation was amortized ratably over the vesting period. Amortization expense was $247,774, $230,610, and $530,534 for the years ended June 30, 2000, 1999, and 1998, respectively.

     A summary of activity is as follows:

                                                  2000                            1999                             1998
                                        --------------------------    ------------------------------   -----------------------------
                                                       Weighted-                          Weighted-                      Weighted-
                                          Number        average          Number            average         Number         average
                                           of          exercise           of              exercise          of           exercise
                                          shares        shares           shares            price           shares          price
                                       ------------  -------------    ------------      ------------   ------------   -------------
  Options
    outstanding at
    beginning of year                    3,909,582       $ 6.32         3,284,954           $9.24        2,669,414         $8.54
  Plus options granted                   1,286,850        36.51         2,155,186            5.31          985,200          9.91

  Less:
    Options exercised                   (1,007,232)        5.92          (137,654)           3.14         (163,480)         1.96
    Options canceled or expired           (362,452)        7.24        (1,392,904)          11.98         (206,180)         9.34
                                       -----------                    ------------                     ------------
  Options
    outstanding at
    end of year                          3,826,748       $16.48         3,909,582           $6.32        3,284,954         $9.24
                                       ===========                    ===========                      ===========
  Options exercisable
    at end of year                       1,093,510       $ 6.17         1,444,960           $5.67        1,165,868         $6.12

  Weighted-average
    fair value of options
    granted during the year                              $27.51                             $3.00                          $6.01

                                     F-13                            (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999, and 1998



     The following table summarizes information about fixed stock options outstanding at June 30, 2000:

                                        Options outstanding                          Options exercisable
                       -------------------------------------------------     ------------------------------
                           Number           Weighted-                           Number
                         outstanding         average         Weighted-         exercisable     Weighted-
           Range of         at              remaining         average              at            average
           exercise       June 30,         contractual       exercise           June 30,         exercise
           prices          2000               life            price               2000            price
     ----------------  --------------    ---------------   --------------     --------------  -------------
     $  0.02 -  5.13       1,456,978           6.35           $ 4.02                702,294      $ 2.98
        5.56 - 13.00         948,786           8.04             8.48                236,782       10.69
       13.56 - 25.06       1,006,334           9.10            22.37                154,434       13.78
       31.50 - 72.31         414,650           9.93            64.25                      -           -
                        ------------                                          --------------
     $   .02 - 72.31       3,826,748           7.88           $16.48              1,093,510      $ 6.17
                        =============                                         ==============

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for those options granted whose exercise price was equivalent to the estimated fair market value at the date of grant. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have been the following pro forma amounts:

                                                                  2000           1999              1998
                                                              ------------   ------------     -------------
       Net loss                         As reported          $  8,722,102      9,995,453         9,797,035
                                        Pro forma              13,565,122     14,585,479        13,590,274

       Basic and diluted loss
        per share                       As reported          $       0.43           0.53              0.53
                                        Pro forma                    0.67           0.78              0.73

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: risk-free interest rates of 6.3 percent, 4.8 percent, and 5.5 percent; expected dividend yields of zero percent for all years; expected lives of
     5.4 years, 4.3 years, and 5.6 years; and expected volatility of 89 percent, 69 percent, and 63 percent.

     During the year ended June 30, 1999, the Company issued options to purchase 223 shares of its wholly owned subsidiary Myriad Pharmaceuticals, Inc. to the president of that subsidiary. The exercise price was equal to the fair market value at the date of grant. The underlying shares are convertible to 150,048 shares of the Company's common stock.

                                     F-14                            (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999, and 1998


     On October 22, 1998, the Board of Directors authorized a stock option repricing amendment. Option holders electing to participate in the repricing of eligible options were required to surrender one option for every four options held. Under the repricing amendment, 1,178,388 options were surrendered in exchange for 883,924 repriced options. The exercise price of the repriced options is equal to the fair market value of the Company's common stock on October 22, 1998. Directors', executive officers', and outside consultants' options were excluded from the repricing.

(5)  Income Taxes

     There was no income tax expense in 2000, 1999, or 1998 due to net operating losses. The difference between the expected tax benefit and the actual tax benefit is primarily attributable to the effect of net operating losses being offset by an increase in the Company's valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999, are presented below:


                                                        2000          1999
                                                    ------------  ------------
        Deferred tax assets:
          Net operating loss carryforwards         $  27,109,000    21,288,000
          Unearned revenue                             7,274,000       247,000
          Research and development credits             1,463,000       604,000
          Accrued expenses                               851,000       408,000
          Capital loss carryforwards                      28,000             -
                                                    ------------  ------------
               Total gross deferred tax assets        36,725,000    22,547,000
          Less valuation allowance                   (36,123,000)  (21,009,000)
                                                    ------------  ------------
               Net deferred tax assets                   602,000     1,538,000

        Deferred tax liability - equipment,
          principally due to differences in
          depreciation                                   602,000     1,538,000
                                                    ------------  ------------
               Total gross deferred tax liability        602,000     1,538,000
                                                    ------------  ------------
               Net deferred tax liability          $           -             -
                                                    ============  ============


     The net change in the total valuation allowance for the years ended June 30, 2000 and 1999, was an increase of $15,114,000 and $3,464,000, respectively. Of the subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 2000, approximately $16,870,000 will be recognized as additional paid-in capital and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

     At June 30, 2000, the Company had total tax net operating losses of approximately $72,679,000 and total research and development credit carryforwards of approximately $1,463,000, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2007 through 2020.

                                     F-15                            (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999, and 1998


     Under the rules of the Tax Reform Act of 1986, the Company has undergone changes of ownership and, consequently, the availability of the Company's net operating loss and research and experimentation credit carryforwards in any one year is limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management believes that these limitations will not prevent these net operating losses from being utilized.

(6)  Common Stock Warrants

     During the year ended June 30, 2000 the Company completed private placements of common stock wherein the placement agents received warrants to purchase 65,500 shares of the Company's common stock through the year 2003 at a weighted average price of $22.51, of which 65,500 are still outstanding at June 30, 2000.

(7)  Employee Deferred Savings Plan and Stock Purchase Plan

     The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are covered by the plan. The Company makes matching contributions of 50 percent of each employee's contribution with the employer's contribution not to exceed four percent of the employee's compensation. The Company's contribution to the plan was $379,930, $358,325, and $273,851 in 2000, 1999, and 1998, respectively.

     The Company has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the Board of Directors and stockholders in December 1994, under which a maximum of 400,000 shares of common stock may be purchased by eligible employees. At June 30, 2000, 113,436 shares of common stock had been purchased under the Plan. Because the discount allowed to employees under the Plan approximates the Company's cost to issue equity instruments, the Plan is not deemed to be compensatory and, therefore, is excluded from the pro forma loss shown in note 4.

(8)  Collaborative Research Agreements

     In May 2000, the Company entered into a $26.0 million license agreement and research collaboration to utilize the Company's protein interaction technology (ProNet(TM)). Under the agreement, the licensee will receive a nonexclusive, fully paid, world-wide license to utilize ProNet(TM) and receive support and related upgrades from the Company on a when-and-if-available basis over the support period. Revenue related to the license agreement and research collaboration are being recognized as the costs of the contract are incurred on a percent complete basis.

     In December 1999, the Company entered into a 12 month collaboration to utilize ProNet(TM) for drug discovery and development in the area of cardiovascular disease. The Company may receive up to $13.0 million in total research funding, license fees and potential milestone payments. Revenue related to this research collaboration is being recognized as the research is performed on a percent complete basis.

     In August 1999, the Company entered into a two-year collaboration to perform research related to cereal crop genomics. The Company expects to receive $33.5 million over the term of the agreement. Revenue related to this research collaboration is being recognized as the research is performed on a percent complete basis.

                                     F-16                            (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999, and 1998


     In April 1995, the Company entered into a five-year collaborative research and license agreement with a pharmaceutical company. Under the agreement, the Company received $5.0 million per year which was recognized as revenue as the research was performed on a percent complete basis. This collaboration was completed in April of 2000.

     In September 1995, the Company entered into a collaborative research and license agreement to perform various research for a pharmaceutical company. This agreement was expanded in 1997 and 1998. Under the agreement, as expanded, the Company expects to receive $42.7 million through December 2002, which is being recognized as revenue as the research is performed on a percent complete basis.

     Under some agreements the Company may license to the collaborator certain rights to therapeutic applications. The Company is entitled to receive royalties from sales of therapeutic products made by its collaborators. Revenue from research collaborations is recognized as research is performed using the percentage-of-completion method based on costs incurred relative to total estimated contract costs.

     Because the Company has granted therapeutic rights to some of its collaborative licensees, the success of the programs is partially dependent upon the efforts of the licensees. Each of the above agreements may be terminated early. If any of the licensees terminates the above agreements, such termination may have a material adverse effect on the Company's operations.

(9)  License Agreements

     The Company has entered into license agreements with certain organizations and academic institutions. The agreements grant the Company exclusive worldwide licenses to certain technologies and patent applications that the Company believes will be useful in the development of therapeutic and molecular diagnostic products. Under the agreements, the Company may be required to make future milestone payments upon achievement of certain events. The Company is also required to make royalty payments based on net sales of products subject to a minimum royalty upon commencement of sales.

(10) Segment and Related Information

     The Company's business units have been aggregated into two reportable segments: (i) research and (ii) molecular diagnostics. The research segment is focused on the discovery and sequencing of genes related to major common diseases, the discovery of proteins and their related biological pathways, and the development of therapeutic products for the treatment and prevention of major diseases. The molecular diagnostics segment provides testing to determine predisposition to common diseases.

                                     F-17                            (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999, and 1998



     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on loss from operations before interest income and expense and other income and expense. The Company's assets are not identifiable by segment.

                                                                                                  Molecular
                                                                              Research           diagnostics            Total
                                                                           ---------------     ---------------     ---------------
          Year ended June 30, 2000:
             Revenues                                                     $     25,219,766           8,793,272          34,013,038
             Depreciation and amortization                                       2,494,333             790,401           3,284,734
             Segment operating loss                                              5,373,891           6,173,236          11,547,127
          Year ended June 30, 1999:
             Revenues                                                     $     20,093,057           5,220,349          25,313,406
             Depreciation and amortization                                       2,262,503             961,276           3,223,779
             Segment operating loss                                              6,315,948           5,994,740          12,310,688
          Year ended June 30, 1998:
             Revenues                                                     $     20,999,598           2,210,983          23,210,581
             Depreciation and amortization                                       2,170,771           1,102,165           3,272,936
             Segment operating loss                                              3,010,490           9,979,660          12,990,150


                                                                                  2000                1999               1998
                                                                           ----------------     ---------------     ---------------
          Total operating loss for reportable segments                         (11,547,127)        (12,310,688)        (12,990,150)
          Unallocated amounts:
             Interest income                                                     3,208,506           2,348,827           3,223,683
             Interest expense                                                            -              (6,278)            (32,681)
             Other                                                                (383,481)            (27,314)              2,113
                                                                           ---------------      --------------      --------------
          Net loss                                                              (8,722,102)         (9,995,453)         (9,797,035)
                                                                           ===============      ==============      ==============

     All of the Company's revenues were derived from research and testing performed in the United States. Additionally, all of the Company's long-lived assets are located in the United States. All of the Company's research segment revenue was generated from seven, four, and three collaborators in fiscal 2000, 1999, and 1998, respectively. Additionally, revenue from two of the seven collaborators was in excess of ten percent of the Company's consolidated revenues for each year presented.

                                     F-18                            (Continued)

(11) Common Stock Split

     On August 16, 2000, the Board of Directors declared a two-for-one stock split on the Company's common stock. All references to the number of common shares and per share amounts in the consolidated financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.

(12) Subsequent Events

     In August 2000, the Company received $22 million from the private placement of 350,000 shares of common stock.

EXHIBIT INDEX


Exhibit
Number         Description of Exhibits
------         -----------------------

(3.1 (a)) --   Restated Certificate of Incorporation of the Registrant
(3.1 (b)) --   Certificate of Amendment of Restated Certificate of Incorporation
(10.65)   --   Purchase Agreement dated as of August 28, 2000 between the
               Registrant and Acqua Wellington North American Equities, Ltd.
(10.66)   --   Registration Rights Agreement dated as of August 28, 2000 between the Registrant and Acqua Wellington North American Equities, Ltd.
(21.1)    --   List of Subsidiaries of the Registrant
(23.1)    --   Consent of KPMG LLP
(27.1)    --   Financial Data Schedule