Form 10-Q
period 2000-09-30
MYRIAD GENETICS INC
filed 2000-11-14
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
          For the transition period from _______________ to ____________


                       Commission file number:  0-26642
                                                -------


                             MYRIAD GENETICS, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                            87-0494517
   ---------------------------------     ------------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

     320 Wakara Way, Salt Lake City, UT                84108
  ----------------------------------------           ----------
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


As of November 9, 2000 the registrant had 22,745,459 shares of $0.01 par value common stock outstanding.

                             MYRIAD GENETICS, INC.


                              INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
                        PART I - Financial Information

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of September 30, 2000
        (unaudited) and June 30, 2000                                         3

        Condensed Consolidated Statements of Operations for the
        three months ended September 30, 2000 and 1999 (unaudited)            4

        Condensed Consolidated Statements of Cash Flows for the
        three months ended September 30, 2000 and 1999 (unaudited)            5

        Notes to Condensed Unaudited Consolidated Financial
        Statements                                                            6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9


Item 3. Quantitative and Qualitative Disclosures About Market Risk           12


                          PART II - Other Information

Item 1. Legal Proceedings                                                    14

Item 2. Changes in Securities                                                14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                     14

SIGNATURE(S)                                                                 15

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     (Unaudited)
                                                                    Sept. 30, 2000              June 30, 2000
                                                                 --------------------        --------------------
                            Assets
                            ------
Current assets:
  Cash and cash equivalents                                      $        58,631,551       $          56,214,736
  Marketable investment securities                                        26,599,942                  24,286,955
  Trade accounts receivables, less allowance for
   doubtful accounts of $180,000 at Sept. 30, 2000
   and $145,000  at June 30, 2000                                          2,768,094                   2,352,154
  Prepaid expenses                                                         1,872,121                   2,678,984
  Other receivables                                                          495,353                     398,947
                                                               ---------------------       ---------------------
          Total current assets                                            90,367,061                  85,931,776
                                                               ---------------------       ---------------------
Equipment and leasehold improvements:
  Equipment                                                               18,305,329                  16,965,545
  Leasehold improvements                                                   4,046,964                   4,005,729
                                                               ---------------------       ---------------------
                                                                          22,352,293                  20,971,274
  Less accumulated depreciation and amortization                          10,588,219                   9,719,556
                                                               ---------------------       ---------------------
          Net equipment and leasehold improvements                        11,764,074                  11,251,718
Long-term marketable investment securities                                19,316,983                   8,154,153
Other assets                                                                 779,845                   1,037,658
                                                               ---------------------       ---------------------

                                                               $         122,227,963       $         106,375,305
                                                               =====================       =====================

             Liabilities and Stockholders' Equity
             ------------------------------------
Current liabilities:
  Accounts payable                                             $           3,969,284       $           4,262,359
  Accrued liabilities                                                      4,392,410                   4,905,857
  Deferred revenue                                                        15,667,641                  19,500,442
                                                               ---------------------       ---------------------
          Total current liabilities                                       24,029,335                  28,668,658

Stockholders' equity:
  Common stock, $0.01 par value, 60,000,000 shares
    authorized; issued and outstanding 22,326,814 at
    Sept. 30, 2000 and 21,866,482 at June 30, 2000                           223,268                     218,666
  Additional paid-in capital                                             152,770,290                 130,235,403
  Accumulated other comprehensive loss                                       (62,487)                    (85,440)
  Accumulated deficit                                                    (54,732,443)                (52,661,982)
                                                               ---------------------       ---------------------
          Total stockholders' equity                                      98,198,628                  77,706,647
                                                               ---------------------       ---------------------

                                                               $         122,227,963       $         106,375,305
                                                               =====================       =====================

    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                          Three Months Ended
                                                           ---------------------------------------------
                                                                (Unaudited)                (Unaudited)
                                                               Sept. 30, 2000            Sept. 30, 1999
                                                           -------------------        ------------------
Revenues:
  Research revenue                                         $         7,769,251        $        5,247,645
  Molecular diagnostic revenue                                       3,050,009                 1,614,286
                                                           -------------------        ------------------
          Total revenues                                            10,819,260                 6,861,931

Costs and expenses:
  Molecular diagnostic cost of
    revenue                                                          1,305,362                   802,931
  Research and development expense                                   8,790,797                 5,786,801
  Selling, general and administrative
    expense                                                          3,943,390                 3,021,986
                                                           -------------------        ------------------
          Total expenses                                            14,039,549                 9,611,718
                                                           -------------------        ------------------

          Operating loss                                            (3,220,289)               (2,749,787)
Other income (expense):
  Interest income                                                    1,398,293                   573,789
  Other                                                               (248,465)                  (15,094)
                                                           -------------------        ------------------
                                                                     1,149,828                   558,695
                                                           -------------------        ------------------

          Net loss                                         $        (2,070,461)       $       (2,191,092)
                                                           ===================        ==================

Basic and diluted loss per share                           $             (0.09)       $            (0.12)
                                                           ===================        ==================
Basic and diluted weighted average
  shares  outstanding                                               22,032,596                18,865,474




    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Three Months Ended
                                                                 ------------------------------------------------
                                                                      (Unaudited)                (Unaudited)
                                                                    Sept. 30, 2000             Sept. 30, 1999
                                                               ----------------------     ----------------------
Cash flows from operating activities:
 Net loss                                                      $           (2,070,461)    $           (2,191,092)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                            878,142                    793,727
     Loss on disposition of assets                                            248,465                        609
     Bad debt expense                                                          35,000                     18,723
     Increase in trade receivables                                           (450,940)                  (277,394)
     Decrease (increase) in other receivables                                 (96,406)                 1,569,750
     Decrease in prepaid expenses                                             806,863                    223,891
     Increase in other assets                                                                           (362,982)
     Decrease in accounts payable and
      accrued expenses                                                       (806,522)                  (949,015)
     Increase (decrease) in deferred revenue                               (3,832,801)                 9,483,634
                                                               ----------------------     ----------------------
          Net cash provided by (used in) operating
             activities                                                    (5,288,660)                 8,309,851
                                                               ----------------------     ----------------------

Cash flows from investing activities:
  Capital expenditures                                                     (1,381,150)                  (944,604)
  Net change in marketable investment securities                          (13,452,864)                 2,725,704
                                                               ----------------------     ----------------------
          Net cash provided by (used in) investing
             activities                                                   (14,834,014)                 1,781,100
                                                               ----------------------     ----------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                               22,539,489                    182,001
                                                               ----------------------     ----------------------
          Net cash provided by financing activities                        22,539,489                    182,001
                                                               ----------------------     ----------------------

Net increase in cash and cash equivalents                                   2,416,815                 10,272,952
Cash and cash equivalents at beginning of period                           56,214,736                  5,404,944
                                                               ----------------------     ----------------------
Cash and cash equivalents at end of period                     $           58,631,551     $           15,677,896
                                                               ======================     ======================




    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. Operating results for the three month period ended September 30, 2000 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


(2)  Comprehensive Loss
     ------------------

     The components of the Company's comprehensive loss are as follows:


                                                                  Three Months Ended
                                                    -----------------------------------------------
                                                        (Unaudited)                (Unaudited)
                                                       Sept. 30, 2000            Sept. 30, 1999
                                                  ---------------------     ----------------------
Net loss                                          $          (2,070,461)    $           (2,191,092)
Unrealized gain (loss) on available-for-sale
 marketable investment securities
                                                                 22,953                        (27)

                                                  ---------------------     ----------------------

Comprehensive loss                                $          (2,047,508)    $           (2,191,119)
                                                  =====================     ======================


(3)  Net Loss Per Common Share
     -------------------------

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

     In calculating loss per common share the net loss and the weighted average common shares outstanding were the same for both the basic and diluted calculation.

     As of September 30, 2000 and 1999, there were antidilutive potential common shares of 3,996,802 and 4,035,290, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the years presented, but may be dilutive to future basic and diluted earnings per share.


(4)  Segment and Related Information
     -------------------------------

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

                                                                       Molecular
                                                   Research            diagnostics                Total
                                             --------------------  --------------------     ----------------
Three months ended Sept. 30, 2000:
     Revenues                                $          7,769,251             3,050,009           10,819,260
     Depreciation and amortization                        635,977               242,165              878,142
     Segment operating loss                             1,357,734             1,862,555            3,220,289

Three months ended Sept. 30, 1999:
     Revenues                                $          5,247,645             1,614,286            6,861,931
     Depreciation and amortization                        608,603               185,124              793,727
     Segment operating loss                             1,586,948             1,162,839            2,749,787

                                                                           Three Months Ended
                                                                  (Unaudited)               (Unaudited)
                                                                Sept. 30, 2000             Sept. 30, 1999
                                                           ----------------------     ---------------------
Total operating loss for reportable segments               $           (3,220,289)               (2,749,787)
     Interest income                                                    1,398,293                   573,789
     Other                                                               (248,465)                  (15,094)
                                                           ----------------------     ---------------------

Net loss                                                   $           (2,070,461)               (2,191,092)
                                                           ======================     =====================

(6)  Subsequent Events
     -----------------

     On October 27, 2000 the Company received $41 million from the private placement of 400,000 shares of common stock. We have agreed to register these shares with the Securities and Exchange Commission.


(7)  Recent Accounting Pronouncements
     --------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), that establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS 133 on July 1, 2000, and at September 30, 2000, the Company had no freestanding derivative instruments in place and had no embedded derivative instruments. Based on the Company's application of SFAS 133, its adoption had no materially adverse effect on the Company's consolidated financial statements.

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

     The Company will adopt SAB 101 during the quarter ended June 30, 2001. The Company believes that its current revenue recognition policy is in compliance with this guidance; however, the Company continues to evaluate the impact, if any, of SAB 101 and subsequent interpretations of SAB 101 on the Company's policies and procedures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leader in the emerging field of proteomics and gene-based medicine focusing on the development of therapeutic and molecular diagnostic products. We have developed, and will continue to expand upon, a number of proprietary proteomic databases which permit us, through the use of our bioinformatics and robotics technologies, to identify human genes and related proteins that may play a role in the onset or progression of major human diseases. We formed two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize our therapeutic and molecular diagnostic discoveries, respectively. Myriad Pharmaceuticals, Inc. independently and in conjunction with collaborative partners, focuses on the discovery and development of therapeutic products. Myriad Genetic Laboratories, Inc. focuses on the development of molecular diagnostic products that assess a person's risk of developing a specific disease and permits physicians and their patients to take appropriate health care measures to reduce the risk.

We have devoted substantially all of our resources to maintaining our research and development programs, supporting collaborative research agreements, operating a molecular diagnostic laboratory, establishing high-throughput drug screening, and undertaking drug discovery and development. Our revenues have consisted primarily of research payments received pursuant to collaborative agreements, upfront fees, milestone payments, and sales of molecular diagnostic products. We have yet to attain profitability and, for the three months ended September 30, 2000, we had a net loss of $2,070,461 and as of September 30, 2000 had an accumulated deficit of $54,732,443.

In September 1995, we commenced a five-year collaborative research and development arrangement with Bayer Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $71,000,000. In November 1997 and again in December 1998, we announced expansions of our collaborative research and development arrangement with Bayer. The expanded collaboration may provide us with additional research funding and potential milestone payments of up to $137,000,000. We granted Bayer an exclusive worldwide license to human therapeutic products developed from this collaboration. We are entitled to receive royalties from sales of therapeutic products commercialized by Bayer for a term of ten years following the first commercial sale or 20 years following discovery of a disease gene, whichever is longer. We have received approximately $34,000,000 in non-refundable research payments during the life of this agreement.

In October 1996, we announced the introduction of BRACAnalysis(R), a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, we announced the introduction of CardiaRisk(R), which may assist physicians both in identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. In September 2000, we announced the launch of COLARIS(TM), a predicitive medicine test for hereditary colon cancer and uterine cancer. We began accepting COLARIS(TM) samples during the current quarter. We, through our wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized molecular diagnostic revenues, primarily from BRACAnalysis(R), of $3,050,009 for the three months ended September 30, 2000.

In October 1998, we entered into a five-year collaboration with Schering AG, to utilize ProNet(R) for drug discovery and development. Under the agreement, we will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered with ProNet(R). Outside of North America, we granted Schering AG an exclusive license to therapeutic products developed from this collaboration. We may receive future royalty payments from the sale of these products. The total research funding, license fees, subscription fees, option payments and potential milestone payments under this collaboration may provide us with up to $51,000,000. If we choose to co-promote a drug developed by Schering AG as a 50 percent partner, we are required to pay funds to Schering AG to establish equal ownership. If we do not choose to co-promote a drug developed under this collaboration, Schering AG will receive a worldwide exclusive license to therapeutic products developed from this collaboration from which we may receive future royalty payments. Royalty terms are tied to either the life of any patents that may result from this research or ten years following the first commercial sale of a therapeutic product, whichever is longer. In October 1999, we announced the expansion of our collaboration with Schering AG to include research in the field of cardiovascular disease.

In November 1998, we entered into a 15 month collaboration with Pharmacia Corporation (formerly Monsanto Company) to utilize ProNet(R) for drug discovery and development. We granted Pharmacia non-exclusive access to proteins contained in the pathways analyzed under the collaboration and an option to obtain an exclusive, worldwide license to therapeutic products developed from this collaboration. In December 1999, Pharmacia exercised its option to extend the research term for an additional 12 months and exercised its option to expand the research funding. The total research funding, option payments, license fees and potential milestone payments under this collaboration may provide us with up to $28,000,000. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Pharmacia for a term of the later of 15 years from the first commercial sale or the life of any resulting patent. We have received approximately $1,000,000 in non-refundable research payments during the life of this agreement.

In July 1999, we entered into a two-year collaboration and license agreement with the Novartis Agricultural Discovery Institute, Inc. ("NADII"). The genomic collaboration will focus on the discovery of the genetic structure of cereal crops. We granted NADII a royalty-free worldwide co-exclusive right for commercial use of any resulting data. We will have joint ownership with NADII to all data developed under this agreement and a right to receive 50 percent of all proceeds derived from the sale of the data. The total funding under this collaboration is expected to provide us with up to $33,500,000. Upon completion, we and NADII intend to jointly offer commercial access to the genomic databases and share equally in any resulting proceeds. We have received approximately $23,000,000 in non-refundable research payments during the life of this agreement.

In December 1999, we entered into a 12 month collaboration with Hoffmann-LaRoche Inc. to utilize ProNet(R) for drug discovery and development in the area of cardiovascular disease. The total research funding, license fees and potential milestone payments under this collaboration may provide us with up to $13,000,000. We granted Roche exclusive access to proteins contained in the pathways analyzed under this collaboration and an option to obtain an exclusive, worldwide license to the therapeutic and diagnostic products developed from this collaboration. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Roche for a term of ten years from the first commercial sale. We have received approximately $500,000 in non-refundable research payments during the life of this agreement.

In May 2000, we entered into a three year strategic alliance with Hitachi Ltd. Under the terms of the agreement, we will work with Hitachi to exploit the ProNet (R) technology together in Japan and Hitachi will establish a designated ProNet (R) facility to expedite the discovery of novel protein-protein interactions for Japanese customers. We granted Hitachi an exclusive, royalty-bearing license in Japan to the ProNet (R) database and technology. Total payments under this collaboration are expected to provide us with $26,000,000. In addition, we are entitled to receive royalties from sales of the database in Japan and from sales of therapeutic products commercialized by Hitachi. We are entitled to receive royalties for a period of ten years. We have received approximately $7,500,000 in non-refundable research payments during the life of this agreement.

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


Results of Operations for the Three Months Ended September 30, 2000 and 1999

Research revenues for the quarter ended September 30, 2000 were $7,769,251 as compared to $5,247,645 for the same quarter of 1999. The increase in research revenue is primarily attributable to revenue recognized from our new collaborations. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Molecular diagnostic revenues of $3,050,009 were recognized in the quarter ended September 30, 2000, an increase of 89% or $1,435,723 over the same quarter of the prior year. Molecular diagnostic revenue is comprised primarily of sales of molecular diagnostic tests. The Company's sales and marketing efforts, together with the increased demand as a result of wider acceptance of the test by the medical community, have resulted in increased testing volume and increased revenues for the quarter ended September 30, 2000. There can be no assurance, however, that molecular diagnostic revenues will continue to increase at the historical rate, if at all.

Research and development expenses for the quarter ended September 30, 2000 were $8,790,797 as compared to $5,786,801 for the same quarter in 1999. This increase of 52% was in part due to an increase in research activities as a result of the Company's research collaborations. The increased level of research spending also includes the ongoing drug discovery efforts of Myriad Pharmaceuticals, a wholly-owned subsidiary.

Selling, general and administrative expenses for the quarter ended September 30, 2000 were $3,943,390 as compared to $3,021,986 for the same quarter in 1999.
The increase of 30% was primarily attributable to costs associated with supporting our research and drug development efforts and ongoing promotion of the molecular diagnostic business, including preparations for the launch of COLARIS (TM), a predictive medicine test for hereditary colon and uterine cancer launched in September 2000. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed in support of its research and drug development efforts and its molecular diagnostic business.

Cash, cash equivalents, and marketable investment securities increased $58,074,796 or 125% from $46,473,680 at September 30, 1999 to $104,548,476 at
September 30, 2000. This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the private sale of approximately $56 million worth of the Company's Common Stock, as well as the receipt of advance payments from the Company's collaborators. These cash receipts were offset by expenditures incurred in the ordinary course of business. As a result of the Company's increased cash position, interest income for the quarter ended September 30, 2000 was $1,398,293 compared to $573,789 for the same quarter in 1999. The loss on disposition of assets of $248,465 in the quarter ended September 30, 2000 is the result of the Company retiring unproductive assets.

Liquidity and Capital Resources

Net cash used in operating activities was $5,288,660 during the three months ended September 30, 2000 compared to $8,309,851 provided by operating activities during the same period of the prior fiscal year. Trade receivables for the three months ended September 30, 2000 increased $450,940. This increase is primarily attributable to the 89% increase in genetic testing revenue for the three month period ended September 30, 2000 as compared to testing revenue for the three month period ended September 30, 1999. Other receivables increased $96,406 for the three months ended September 30, 2000 primarily as a result of an increase in stock option proceeds due to the Company. Prepaid expenses decreased by $806,863 during the three months ended September 30, 2000 due to the use of lab supplies previously purchased at a discount. Accounts payable and accrued expenses decreased by $806,522, primarily as a result of payments for equipment and lab supplies that were accrued into the prior quarter. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $3,832,801 during the three months ended September 30, 2000.

The Company's investing activities used cash of $14,834,014 in the three months ended September 30, 2000 and provided cash of $1,781,100 in the three months ended September 30, 1999. Investing activities were comprised primarily of capital expenditures for research equipment and changes to marketable investment securities. During the three months ended September 30, 2000, the Company shifted a portion of its investment from cash and cash equivalents to marketable investment securities in order to take advantage of favorable interest rates.

Financing activities provided $22,539,489 during the three months ended September 30, 2000. In August 2000 we sold 350,000 shares of the Company's common stock in a private placement for a purchase price of $22 million. We have agreed to register these shares with the Securities and Exchange Commission. Additional cash was provided from the exercise of stock options during the three months ended September 30, 2000.

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

The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of September 30, 2000, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.


Certain Factors That May Affect Future Results of Operations

Some of the matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terminology such as "may", "will", "should", "potential", "continue", "expects", "anticipates", "intends", "plans", "believes", "estimates", and similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. We caution investors that actual results may vary significantly and are subject to a number of factors and uncertainties, including, but not limited to, the following: intense competition related to the discovery of disease-related genes and the possibility that others may discover, and we may not be able to gain rights with respect to, genes important to the establishment of a successful genetic testing business; difficulties inherent in developing genetic tests once genes have been discovered; our limited experience in operating a genetic testing laboratory; our limited marketing and sales experience and the risk that tests which we have or may develop may not be marketed at acceptable prices or receive commercial acceptance in the markets that we are targeting or expect to target; uncertainty as to whether there will exist adequate reimbursement for our services from government, private healthcare insurers and third-party payors; uncertainties as to the extent of future government regulation of our business; uncertainties as to whether we and our collaborators will be successful in developing and obtaining regulatory approval for, and commercial acceptance of, therapeutics based on the discovery of disease-related genes and proteins; uncertainties as to our ability to develop therapeutic lead compounds, which is a new business area for us; and the risk that markets will not exist for therapeutic lead compounds that we develop or if such markets exist, that we will not be able to sell compounds which we develop at acceptable prices.

These forward-looking statements are made as of the date of this report and actual results may differ. In light of these assumptions, risks, and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur.

                          PART II - Other Information

Item 1.   Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.

Item 2.   Changes in Securities.

(c)  Sales of Unregistered Securities
     --------------------------------

     Effective August 29, 2000, the Company sold 350,000 shares of its Common Stock, $.01 par value per share, to Acqua Wellington North American Equities Fund, Ltd., for an aggregate purchase price of $22 million. The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D thereunder, as the purchaser was an accredited investor and no public offerings were involved. No person acted as an underwriter with respect to this transaction.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

On August 15, 2000, the Company held a Special Meeting of Shareholders (the "Special Meeting"). A quorum of 14,464,640 shares of Common Stock of the Company (of a total 21,870,706 outstanding shares, or approximately 66.14%) was represented at the Special Meeting in person or by proxy, which was held to vote on the following proposal:

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

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MYRIAD GENETICS, INC.



Date: November 14, 2000      By: /s/ Peter D. Meldrum
      -----------------         -------------------------------------
                                Peter D. Meldrum
                                President and Chief Executive Officer



Date: November 14, 2000      By: /s/ Jay M. Moyes
      -----------------         ---------------------------------------------
                                Jay M. Moyes
                                Vice President of Finance
                                Principal financial and chief accounting officer

                             MYRIAD GENETICS, INC.


                                 EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

 27.1       Financial Data Schedule