Form 10-K/A
period 2000-06-30
MYRIAD GENETICS INC
filed 2000-11-15
CIK 899923

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              AMENDEDMENT NO. 1 TO
                            FORM 10-K ON FORM 10-K/A

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

     . Discover important disease genes, understand their function and identify lead compounds. We will expand ProNet(R), our proprietary proteomic technology, to uncover additional disease pathways, discover functions for many proteins and identify high quality drug targets. In addition, we will continue to employ our ProTrap/(TM)/ technology for high-throughput screening in order to rapidly develop assays for our high throughput screening platform. We believe this will result in the identification of numerous lead compounds for potential drug development.

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

ProTrap/TM/ Technology

     We have developed a new technology platform called ProTrap/TM/. The ProTrap/TM/ technology allows us quickly and cost effectively to build high-throughput drug screens using a yeast-based system. We believe that yeast-based screens offer a number of distinct cost and time advantages in comparison to the more commonly used mammalian or cell-free screens. Yeast are inexpensive and easy to grow and yeast screens can be run on our liquid handling robots.

     In the ProTrap/TM/ system, yeast are manipulated genetically so that they produce a human or viral protein. When the protein is produced in one of a variety of proprietary yeast strains, it causes the strain to change in a way that can be easily detected. Therefore, when a small molecular weight compound inhibits or activates the protein, a further change in the characteristics of the yeast strain is easily detectable. The drug discovery screens are designed to be run in parallel, such that each screen controls for false positives in other screens. The result is greater efficiency and a higher screening throughput.

     Our ProTrap/TM/ technology has a wide variety of other potential applications and can be extended to complement our other target validation technologies by determining the functions of proteins. It complements ProNet(R) by quickly finding new disease gene pathways. Finally, it can determine the biological activity of a mutant protein that may have utility in pharmacogenomics.


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

     We formed Myriad Pharmaceuticals, our wholly owned subsidiary, to use our proprietary proteomics technologies to discover and develop novel therapeutic products. We believe that our ProNet(R) database of important disease pathways provides us with a significant advantage in drug discovery because it enables us to generate a large number of potential drug targets. Once these targets have been identified, our ProTrap/(TM)/ technology enables us to rapidly screen a large number of these drug targets against our library of small molecule compounds. This integrated platform enables us to pursue a rapid and cost effective approach to identifying potentially valuable drug candidates

     In contrast to the drug discovery model employed by much of the biotechnology industry, which screens relatively few drug targets against large libraries of compounds, we are able to screen large numbers of protein targets against our diverse library of compounds and rigorously select those candidates we believe to be the most promising. To date, we have 22 drug targets in development. Of these 22, we have licensed 13 to our strategic partners for further development and we have retained nine for internal development. Our current in house drug discovery efforts target cancer, AIDS and rheumatoid arthritis. In addition, we are exploring the biology around genes that we believe are involved in a variety of disease areas, including arteriosclerosis, chronic pain, chronic obstructive pulmonary disease and sleep disorders, and have selected 110 proteins for further evaluation using our ProNet(R) technology.


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

     Our strategy is to first introduce molecular diagnostic products in the United States, and then to make them available worldwide through strategic marketing partnerships abroad. We have developed three molecular diagnostic products, BRACAnalysis(R) and CardiaRisk(R), that we are currently marketing in the United States directly through our own sales force, and COLARIS, which will be launched in the fall of 2000. We are in the process of developing additional molecular diagnostic tests for genetic susceptibility to prostate cancer and melanoma.


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


COLARIS:  Predictive Medicine for Hereditary Colon Cancer and Uterine Cancer

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

     Eli Lilly and Company.   In August 1992, we entered into a Research
Collaboration and License Agreement with Eli Lilly and its former subsidiary, Hybritech Incorporated, under which Eli Lilly and Hybritech made an equity investment in us, and provided funding over a three-year period to support our research and development program to discover the BRCA1 gene. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $4,000,000. In addition, we may also receive future milestone payments and future royalty payments on therapeutic and diagnostic product sales. We granted Eli Lilly and Company an exclusive worldwide license to therapeutic products developed from this collaboration. We granted Hybritech, currently a wholly owned subsidiary of Bechman Coulter Inc., an exclusive worldwide license to certain diagnostic products developed from this collaboration. Royalty terms are tied to the life of any patents that may result from this research. The research portion of this collaboration was concluded successfully on schedule in August 1995. We have received approximately $2,200,000 in non-refundable research and milestone payments during the life of this agreement.

     Novartis Corporation.   In April 1995, we commenced a five-year
collaborative research and development arrangement with Novartis Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $60,000,000. The research effort focused on the discovery of genes and drug targets involved in the field of cardiovascular disease. We granted Novartis an exclusive worldwide license to human therapeutic products developed from this collaboration. The research phase of the Novartis collaboration concluded successfully on schedule in April 2000. In March 1998, we announced that Novartis had licensed the therapeutic rights to the CHD1 heart disease gene, triggering a milestone payment to us of $500,000. In addition, we may receive future royalty payments on therapeutic products sold by Novartis. Royalty terms are tied to either the life of any patents that may result from this research or ten years following the first commercial sale of a therapeutic product, whichever is longer. We have received $25,500,000 in non-refundable research and milestone payments during the life of this agreement.

     Bayer Corporation.   In September 1995, we commenced a five-year
collaborative research and development arrangement with Bayer Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $71,000,000. In November 1997 and again in December 1998, we announced expansions of our collaborative research and development arrangement with Bayer. The expanded collaboration may provide us with additional research funding and potential milestone payments of up to $137,000,000. We granted Bayer an exclusive worldwide license to human therapeutic products developed from this collaboration. We are entitled to receive royalties from sales of therapeutic products commercialized by Bayer for a term of ten years following the first commercial sale or 20 years following discovery of a disease gene, whichever is longer. We have received approximately $33,000,000 in non-refundable research payments during the life of this agreement.

     Schering-Plough Corporation.   In April 1997, we commenced a three-year
collaborative research and development arrangement with Schering-Plough Corporation. The total equity investment, research funding, license fees and potential milestone payments under this collaboration may provide us with up to $60,000,000. We granted Schering-Plough an exclusive worldwide license to therapeutic products developed from this collaboration. The research phase of the Schering-Plough collaboration concluded successfully on schedule in April 2000. In October 1997, we announced that Schering had licensed the therapeutic rights to the MMAC1 cancer gene. In March 1998, we demonstrated the tumor-suppressor activity of the MMAC1 gene. Each event triggered milestone payments from Schering to us, in the aggregate amount of $2,500,000. In May 2000, we announced that Schering had licensed the therapeutic rights to the HPC2 prostate cancer gene, triggering an additional milestone payment to us of $1,000,000. In addition, we may receive future royalty payments on therapeutic products sold by Schering-Plough for a term of ten years following the first commercial sale of a therapeutic product or the life of any patent that may result from this research, whichever is longer. We have received $16,500,000 in non-refundable research and milestone payments during the life of this agreement.

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

     Novartis Agricultural Discovery Institute, Inc.   In July 1999, we entered
into a two-year collaboration and license agreement with the Novartis Agricultural Discovery Institute, Inc. ("NADII"). The genomic collaboration will focus on the discovery of the genetic structure of cereal crops. We granted NADII a royalty-free worldwide co-exclusive right for commercial use of any resulting data. We will have joint ownership with NADII to all data developed under this agreement and a right to receive 50 percent of all proceeds derived from the sale of the data. The total funding under this collaboration is expected to provide us with up to $33,500,000. Upon completion, we and NADII intend to jointly offer commercial access to the genomic databases and share equally in any resulting proceeds. We have received approximately $21,000,000 in non-refundable research payments during the life of this agreement.

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

     Hitachi Ltd. In May 2000, we entered into a three year strategic alliance with Hitachi Ltd. Under the terms of the agreement, we will work with Hitachi to exploit the ProNet(R) technology together in Japan and Hitachi will establish a designated ProNet(R) facility to expedite the discovery of novel protein-protein interactions for Japanese customers. We granted Hitachi an exclusive, royalty-bearing license in Japan to the ProNet(R) database and technology. Total payments under this collaboration are expected to provide us with $26,000,000. In addition, we are entitled to receive royalties from sales of the database in Japan and from sales of therapeutic products commercialized by Hitachi. We are entitled to receive royalties for a period of ten years. We have received approximately $7,500,000 in non-refundable research payments during the life of this agreement.

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

  On November 21, 1997, President Clinton signed into law the Food and Drug Administration Modernization Act. That Act codified the FDA's policy of granting ''fast track'' approval for therapies intended to treat severe or life-threatening diseases. This new policy is intended to facilitate the study of life saving therapies and shorten the total time for marketing approvals; however, there can be no assurance that these fast track procedures will shorten the time of approval for any of our products.

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

   Cash, cash equivalents, and marketable investment securities were $88,655,844 at June 30, 2000 as compared to $38,926,459 at June 30, 1999. This increase of approximately $49,750,000 in our cash, cash equivalents and marketable investment securities was primarily attributable to the private sale of approximately $34,000,0000 worth of our Common Stock during the year, as well as receipt of $500,000 from license payments, $1,000,000 in non-recurring milestone payments and approximately $44,000,000 in research payments from our collaborators. These cash receipts were offset by expenditures we incurred in the ordinary course of business. As a result of our increased cash position, interest income for the fiscal year ended June 30, 2000 was $3,208,506 as compared to $2,348,827 for the fiscal year ended June 30, 1999. The loss on disposition of assets of $383,481 in the fiscal year ended June 30, 2000 was primarily the result of our retiring unproductive assets.

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

   Financing activities provided $37,981,833 during the fiscal year ended June 30, 2000. We recognized proceeds from three separate financings during the year. In September 1999, we entered into a Subscription Agreement pursuant to which we sold 710,000 shares our unregistered Common Stock for a purchase price of $4,987,750. In conjunction with the Subscription Agreement, we issued a 3-year warrant to purchase an additional 35,500 shares at a premium of 10%. In October 1999, we entered into a Securities Purchase Agreement and a one-year Standstill Agreement with Schering Berlin to sell to Schering Berlin 606,060 shares of unregistered Common Stock. Schering Berlin agreed to acquire the unregistered shares for an aggregate purchase price of $5,000,0000. Under the terms of this agreement, the shares carry certain demand and piggyback registration rights. In June 2000, we sold 600,000 shares of unregistered Common Stock to a European pharmaceutical company that resulted in proceeds of $24,000,000. We have no obligation to register the shares associated with the September 1999 financing and the June 2000 financing with the Securities and Exchange Commission. Additional cash was provided from the exercise of stock options during the fiscal year ended June 30, 2000.

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


Item 8.  FINANCIAL STATEMENTS

     MYRIAD GENETICS, INC.
     Index to Financial Statements                                                                        Number
     -----------------------------                                                                        ------
     Independent Auditors' Report.........................................................................  F-1
     Consolidated Balance Sheets as of June 30, 2000 and 1999                                               F-2
     Consolidated Statements of Operations for the Years Ended June 30, 2000,
          1999 and 1998...................................................................................  F-3
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss for
          the Years Ended June 30, 2000, 1999 and 1998....................................................  F-4
     Consolidated Statements of Cash Flows for the Years Ended June 30, 2000,
          1999 and 1998...................................................................................  F-6
     Notes to Consolidated Financial Statements...........................................................  F-7


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


Item 14(a)(3)   Exhibits
                --------

                The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number           Description
------           -----------
(3.1)p       -   Restated Certificate of Incorporation of the Registrant (Filed
                 as Exhibit 3.1)
(3.1 (a))    -   Restated Certificate of Incorporation of the Registrant
(3.1 (b))    -   Certificate of Amendment of Restated Certificate of
                 Incorporation
(3.2)p       -   Restated By-Laws of the Registrant (Filed as Exhibit 3.2)
(4.1)p       -   See Exhibits 3.1, 3.1(a), 3.1(b) and 3.2 (Filed as Exhibit 4.1)
(4.2)*       -   Form of Common Stock Certificate (Filed as Exhibit 4.2)
(10.1)z$     -   1992 Employee, Director and Consultant Stock Option Plan as
                 amended and restated September 24, 1999 (Filed as Exhibit 10.1)
(10.2)*$     -   Employee Stock Purchase Plan (Filed as Exhibit 10.2)
(10.3)*$     -   Employment Agreement between Myriad Genetics, Inc., Myriad
                 Genetic Laboratories, Inc. and Peter D. Meldrum, dated May 15,
                 1993 (Filed as Exhibit 10.3)
(10.4)*$     -   Employment Agreement between Myriad Genetics, Inc., Myriad
                 Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated
                 January 1, 1994 (Filed as Exhibit 10.4)
(10.5)*$     -   Employment Agreement between Myriad Genetics, Inc., Myriad
                 Genetic Laboratories, Inc. and Jay M. Moyes, dated July 12,
                 1993 (Filed as Exhibit 10.5)
(10.6)*      -   Form of Registration Agreement executed in connection with the private placement of Series A Preferred Stock (Filed as Exhibit
                 10.6)
(10.7)*      -   Stock Purchase Agreement for Series C Convertible Preferred
                 Stock between the Registrant and Novartis Corporation, dated
                 April 27, 1995 (Filed as Exhibit 10.7)
(10.8)*      -   Standstill Agreement between the Registrant and Novartis
                 Corporation, dated April 27, 1995 (Filed as Exhibit 10.8)
(10.9)*      -   Voting Agreement between the Registrant and Novartis
                 Corporation, dated April 27, 1995 (Filed as Exhibit 10.9)
(10.10)#     -   Collaborative Research and License Agreement between the
                 Registrant and Novartis Corporation, dated April 27, 1995
                 (Cardiovascular Diseases) (Filed as Exhibit 10.10)
(10.11)#     -   Research Collaboration and License Agreement between the
                 Registrant, Eli Lilly & Company and Hybritech Incorporated,
                 dated August 1, 1992 (Breast Cancer--BRCA1) (Filed as Exhibit
                 10.11)
(10.12)#     -   Collaborative Agreement between the Registrant and Hybritech
                 Incorporated, dated March 5, 1993 (BRCA1 Test Kits) (Filed as
                 Exhibit 10.12)
(10.13)#     -   Exclusive License Agreement between the Registrant and the
                 University of Utah Research Foundation, dated August 4 1993, as amended (Genes Predisposing to Cancer) (Filed as Exhibit 10.14)
(10.14)#     -   Standard Research Agreement and Form of License Agreement
                 between the Registrant and the University of Utah, effective
                 January 1, 1993, as amended (Genes Predisposing to Cancer)
                 (Filed as Exhibit 10.14)
(10.15)#     -   Exclusive License Agreement between the Registrant and the
                 University of Utah Research Foundation, dated August 4, 1993
                 (Angiotensinogen Variants and Predisposition to Hypertension)
                 (Filed as Exhibit 10.15)
(10.16)#     -   Exclusive License Agreement between the Registrant and the
                 University of Utah Research Foundation, dated June 21, 1994
                 (MTS1 or p16) (Filed as Exhibit 10.16)
(10.17)#     -   Exclusive License Agreement between the Registrant and the
                 University of Utah Research Foundation, dated November 23, 1994
                 (Breast Cancer--BRCA2) (Filed as Exhibit 10.17)
(10.18)#     -   Standard Research Agreement dated May 1, 1995 between the
                 Registrant and the University of Utah (Cardiovascular Disorders
                 and Coronary Heart Disease Database) (Filed as Exhibit 10.18)
(10.19)#     -   Exclusive License Agreement dated May 1, 1995 between the
                 Registrant and the University of Utah Research Foundation
                 (Cardiovascular Disorders and Coronary Heart Disease Database)
                 (Filed as Exhibit 10.19)
(10.20)#     -   Standard Research Agreement dated July 31, 1995 between the
                 Registrant and the University of Utah (Obesity Database) (Filed
                 as Exhibit 10.20)
(10.21)#     -   Exclusive License Agreement dated July 31, 1995 between the
                 Registrant and the University of Utah Research Foundation
                 (Obesity Database) (Filed as Exhibit 10.21)
(10.22)#     -   Co-Exclusive License Agreement among the Registrant, the
                 University of Utah Research Foundation and Institut National de
                 la Sante et de la Recherche Medicale, dated October 6, 1993
                 (Angiotensinogen and Predisposition to Essential Hypertension)
                 (Filed as Exhibit 10.22)
(10.23)#     -   License Agreement between the Registrant and California
                 Institute of Technology, dated April 21, 1994 (MTS1 or p16)
                 (Filed as Exhibit 10.23)
(10.24)*     -   Research Agreement between the Registrant and California
                 Institute of Technology, dated June 3, 1994 (MTS1 or p16)
                 (Filed as Exhibit 10.24)
(10.25)*     -   Stock Purchase Agreement for Series D Convertible Preferred
                 Stock between the Registrant and Bayer Corporation, dated
                 September 11, 1995 (Filed as Exhibit 10.25)
(10.26)*     -   Standstill Agreement between the Registrant and Bayer
                 Corporation, dated September 11, 1995 (Filed as Exhibit 10.26)
(10.27)*     -   Voting Agreement between the Registrant and Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.27)
(10.28)#     -   Collaborative Research and License Agreement between the
                 Registrant and Bayer Corporation, dated September 11, 1995
                 (Filed as Exhibit 10.28)
(10.29)#     -   Standard Research Agreement between the Registrant and IHC
                 Health Services, Inc., dated as of September 1, 1995 (Filed as
                 Exhibit 10.29)
(10.30)@     -   Research Agreement between the Registrant and IHC Health
                 Services, Inc., dated as of June 24, 1996
(10.31)!@    -   Patent and Technology License Agreement dated September 26,
                 1996 among the Board of Regents of the University of Texas
                 System, the University of Texas M.D. Anderson Cancer Center and
                 the Registrant (Filed as Exhibit 10.1)
(10.32)!     -   Lease Agreement, dated October 12, 1995, between the Boyer
                 Research Park Associates V, by its general partner, the Boyer
                 Company and the Registrant (Filed as Exhibit 10.2)
(10.33)!     -   Amendment to Lease Agreement, dated March 29, 1996 between the
                 Boyer Research Park Associates V, by its general partner, the
                 Boyer Company and the Registrant (Filed as Exhibit 10.3)
(10.34)!@    -   Letter Agreement, dated March 4, 1996, among the University of
                 Utah, Genetic Epidemiology and the Registrant regarding
                 Extension of Standard Research agreement and Form of License
                 Agreement between the Registrant and the University of Utah, effective January 1, 1993, as amended (Genes Predisposing to
                 Cancer) (Filed as Exhibit 10.4)
(10.35)q@    -   Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the University of Texas System,
                 the University of Texas M.D. Anderson Cancer Center and the
                 Registrant (Filed as Exhibit 10.1)
(10.36)=@    -   Collaborative Research and License Agreement among the
                 Registrant, Schering Corporation and Schering-Plough, Ltd.,
                 dated April 22, 1997 (Prostate and Other Cancers) (Filed as
                 Exhibit 10.36)
(10.37)=     -   Standstill Agreement between the Registrant and Schering
                 Corporation, dated April 22, 1997 (Filed as Exhibit 10.37)
(10.38)=     -   Stock Purchase Agreement for Common Stock between the
                 Registrant and Schering Corporation, dated April 22, 1997
                 (Filed as Exhibit 10.38)
(10.39)++@   -   Standard Research Agreement between the Company and Valley
                 Mental Health dated September 1, 1997 (central nervous system disorders) (Filed as Exhibit 10.1)
(10.40)++    -   International Swap Dealers Association, Inc. Master Agreement
                 ("ISDA Master Agreement") between the Registrant and Swiss Bank
                 Corporation, London Branch dated October 8, 1997 (Filed as
                 Exhibit 10.2)
(10.41)++    -   Schedule to ISDA Master Agreement between the Registrant and
                 Swiss Bank Corporation, London Branch dated October 8, 1997
                 (Filed as Exhibit 10.3)
(10.42)++    -   Confirmation for Contract A entered into pursuant to ISDA
                 Master Agreement between the Registrant and Swiss Bank
                 Corporation, London Branch dated October 8, 1997 (Filed as
                 Exhibit 10.4)
(10.42)++    -   Confirmation for Contract B entered into pursuant to ISDA
                 Master Agreement between the Registrant and Swiss Bank
                 Corporation, London Branch dated October 8, 1997 (Filed as
                 Exhibit 10.5)
(10.43)%@    -   Amendment and Supplement to Collaborative Research and License
                 Agreement dated November 19, 1997 between Bayer Corporation and the Registrant (Filed as Exhibit 10.1)
(10.44)k     -   Lease Agreement-Research Park Building Phase II, dated March 6,
                 1998, between the Research Park Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant
(10.45)&     -   Memorandum of Lease between the Company and Boyer Foothill
                 Associates, Ltd. dated August 24, 1998 (Filed as Exhibit 10.1)
(10.46)&     -   Memorandum of Lease between the Company and Boyer Research Park
                 Associates VI, L.C. dated August 24, 1998 (Filed as Exhibit
                 10.2)
(10.47)&     -   Subordination Agreement and Estoppel, Attornment and Non-
                 Disturbance Agreement (Lease to Deed of Trust) between the
                 Company and Wells Fargo Bank, National Association dated June
                 24, 1998 (Filed as Exhibit 10.3 )
(10.48)w     -   Master Lease Agreement dated December 31, 1998 between General
                 Electric Capital Corporation and the Company (Filed as Exhibit
                 10.1)
(10.49)w     -   Addendum No. 1 to Master Lease Agreement dated December 31,
                 1998 between General Electric Capital Corporation and the
                 Company (Filed as Exhibit 10.2)
(10.50)w     -   Addendum No. 2 to Master Lease Agreement dated December 31,
                 1998 between General Electric Capital Corporation and the
                 Company (Filed as Exhibit 10.3)
(10.51)w     -   Biotech Equipment Schedule Schedule No. 001 dated December 31,
                 1998 to Master Lease Agreement dated December 31, 1998 between
                 General Electric Corporation and the Company (Filed as Exhibit
                 10.4)
(10.52)w     -   Annex A to Equipment Schedule No. 001 to Master Lease Agreement
                 dated December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit 10.5)
(10.53)w     -   Annex B to Equipment Schedule No. 001 to Master Lease Agreement
                 dated December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit 10.6)
(10.54)w     -   Addendum to Schedule No. 001 to Master Lease Agreement dated as of December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit 10.7)
(10.55)w@    -   Collaborative Research, License and Co-Promotion agreement dated as of October 5, 1998 between Schering Aktiengesellschaft and the Company (Filed as Exhibit 10.8)
(10.56)w@    -   Collaborative ProNet Research and License Agreement dated as of
                 November 11, 1998 between Monsanto Company and the Company
                 (Filed as Exhibit 10.9)
(10.57)w@    -   Letter Amendment to the Collaborative Research and License
                 Agreement dated as of November 30, 1998 between Bayer
                 Corporation and the Company (Filed as Exhibit 10.10)
(10.58)m@    -   Collaboration and License Agreement between the Company and
                 Novartis Agricultural Discovery Institute, Inc. dated July 27,
                 1999 (Filed as Exhibit 10.1)
(10.59)m     -   Subscription Agreement between the Company and Peter Friedli dated September 30, 1999 (Filed as Exhibit 10.2)
(10.60)m     -   Securities Purchase Agreement and Standstill Agreement between the Company and Schering Berlin Venture Corporation dated
                 October 15, 1999 (Filed as Exhibit 10.3)
(10.61)f     -   Mater Lease Agreement dated October 25 between Comdisco
                 Laboratory and Scientific Group, a Division of Comdisco
                 Healthcare Group, Inc. and the Company (Filed as Exhibit 10.1)
(10.62)f     -   Addendum to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of
                 Comdisco Healthcare Group, Inc. and the Company (Filed as
                 Exhibit 10.2)
(10.63)f     -   Amendment No. 1 to the Master Lease Agreement dated October 25,
                 1999 between Comdisco Laboratory and Scientific Group, a
                 Division of Comdisco Healthcare Group, Inc. and the Company
                 (Filed as Exhibit 10.3)
(10.64)f     -   Equpment Schedule No. SG01 dated November 10, 1999 to the
                 Master Lease Agreement dated October 25, 1999 between Comdisco
                 Laboratory and Scientific Group, a Division of Comdisco
                 Healthcare Group, Inc. and the Company (Filed as Exhibit 10.4)
(10.65)v     -   Purchase Agreement dated as of August 28, 2000 between the
                 Registrant and Acqua Wellington North American Equities Fund,
                 Ltd.
(10.66)v     -   Registration Rights Agreement dated as of August 28, 2000
                 between the Registrant and Acqua Wellington North American
                 Equities Fund, Ltd.
(21.1)v      -   List of Subsidiaries of the Registrant
(23.1)v      -   Consent of KPMG LLP
(27.1)v      -   Financial Data Schedule

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

v Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2000.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 14(b)  Reports on Form 8-K
            -------------------

     No reports on Form 8-K were filed during the last quarter of the year ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MYRIAD GENETICS, INC.

                                      By: /s/ Peter D. Meldrum
                                          ---------------------------
                                          Peter D. Meldrum
                                          President and Chief Executive Officer

Date:  November 15, 2000

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

          Molecular diagnostic revenue is recognized upon completion of the test and communication of results. Payments received in advance of molecular diagnostic work performed are recorded as deferred revenue. Revenues related to technology license fees when continuing involvement or services by the Company are required, are generally recognized over the period of performance. Up-front payments related to marketing agreements are recognized ratably over the life of the agreement.

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