Form 10-Q
period 2000-12-31
MYRIAD GENETICS INC
filed 2001-02-14
CIK 899923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000
                                               -----------------

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from _____ to ____

                         Commission file number: 0-26642

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of February 12, 2001 the registrant had 23,235,636 shares of $0.01 par value common stock outstanding.

                              MYRIAD GENETICS, INC.


                               INDEX TO FORM 10-Q


                                                                                              Page
                                                                                             -----
                         PART I - Financial Information
Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets as of December 31, 2000
               (unaudited) and June 30, 2000                                                    3

               Condensed Consolidated Statements of Operations for the three and six months
               ended December 31, 2000 and 1999 (unaudited)                                     4

               Condensed Consolidated Statements of Cash Flows for the six months
               ended December 31, 2000 and 1999 (unaudited)                                     5

               Notes to Condensed Unaudited Consolidated Financial Statements                   6


Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                            9


Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      13


                           PART II - Other Information

Item 1.        Legal Proceedings                                                               15

Item 2.        Changes in Securities                                                           15

Item 3.        Defaults Upon Senior Securities                                                 15

Item 4.        Submission of Matters to a Vote of Security Holders                             15

Item 5.        Other Information                                                               16

Item 6.        Exhibits and Reports on Form 8-K                                                16

SIGNATURE(S)                                                                                   17

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                              Dec. 31, 2000         June 30, 2000
                                                              -------------         -------------
                          Assets
                          ------
 Current assets:
   Cash and cash equivalents                                    $ 92,427,846          $ 56,214,736
   Marketable investment securities                               24,740,999            24,286,955
   Trade accounts receivables, less allowance for
    doubtful accounts of $215,000 at Dec. 31, 2000
    and $145,000  at June 30, 2000                                 3,336,612             2,352,154
   Prepaid expenses                                                1,907,350             2,678,984
   Other receivables                                                 428,955               398,947
                                                            ----------------      ----------------
           Total current assets                                  122,841,762            85,931,776
                                                            ----------------      ----------------
 Equipment and leasehold improvements:
   Equipment                                                      19,412,752            16,965,545
   Leasehold improvements                                          4,154,881             4,005,729
                                                            ----------------      ----------------
                                                                  23,567,633            20,971,274
   Less accumulated depreciation and amortization                 11,473,327             9,719,556
                                                            ----------------      ----------------
           Net equipment and leasehold improvements               12,094,306            11,251,718
 Long-term marketable investment securities                       23,065,777             8,154,153
 Other assets                                                      3,479,845             1,037,658
                                                            ----------------      ----------------

                                                                $161,481,690          $106,375,305
                                                            ================      ================

           Liabilities and Stockholders' Equity
           ------------------------------------
 Current liabilities:
   Accounts payable                                             $  4,594,749          $  4,262,359
   Accrued liabilities                                             4,348,310             4,905,857
   Deferred revenue                                               12,760,244            19,500,442
                                                            ----------------      ----------------
           Total current liabilities                              21,703,303            28,668,658

 Stockholders' equity:
   Common stock, $0.01 par value, 60,000,000 shares
     authorized; issued and outstanding 23,053,480 at
     Dec. 31, 2000 and 21,866,482 at June 30, 2000                   230,535               218,666
   Additional paid-in capital                                    195,405,111           130,235,403
   Accumulated other comprehensive income (loss)                      64,630               (85,440)
   Accumulated deficit                                           (55,921,889)          (52,661,982)
                                                            ----------------     -----------------

           Total stockholders' equity                            139,778,387            77,706,647
                                                            ----------------      ----------------

                                                                $161,481,690          $106,375,305
                                                            ================      ================

    See accompanying notes to condensed consolidated financial statements.

                                   MYRIAD GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (Unaudited)                       (Unaudited)
                                  Three Months Ended December 31,    Six Months Ended December 31,
                                  -------------------------------    -----------------------------
                                     2000             1999              2000              1999
                                   ------------   ---------------    ------------    --------------
Revenues:
  Research revenue                   $7,988,017      $6,255,872       $15,757,268       $11,503,517
  Predictive medicine revenue         3,965,898       2,023,871         7,015,906         3,638,157
                                    -----------   -------------     -------------    --------------
          Total revenues             11,953,915       8,279,743        22,773,174        15,141,674

Costs and expenses:
  Predictive medicine cost of
    revenue                           1,726,998         989,156         3,032,360         1,792,087
  Research and development            9,351,036       6,205,468        18,141,833        11,992,270
expense
  Selling, general and
    administrative                    4,080,244       3,353,944         8,023,633         6,375,930
                                    -----------   -------------     -------------    --------------
          Total expenses             15,158,278      10,548,568        29,197,826        20,160,287
                                    -----------   -------------     -------------    --------------

          Operating loss             (3,204,363)     (2,268,825)       (6,424,652)       (5,018,613)
Other income (expense):
  Interest income                     2,022,100         736,664         3,420,393         1,310,453
  Other                                  (7,183)       (344,989)         (255,648)         (360,082)
                                    -----------   -------------     -------------    --------------
                                      2,014,917         391,675         3,164,745           950,371
                                    -----------   -------------     -------------    --------------

          Net loss                  ($1,189,446)    ($1,877,150)      ($3,259,907)      ($4,068,242)
                                    ===========   =============     =============    ==============

Basic and diluted loss per share         ($0.05)         ($0.09)           ($0.15)           ($0.21)

                                    ===========   =============     =============    ==============
Basic and diluted weighted
  average shares  outstanding        22,698,098      20,247,804        22,365,347        19,556,638




    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                               ----------------
                                                        (Unaudited)         (Unaudited)
                                                       Dec. 31, 2000       Dec. 31, 1999
                                                      --------------       -------------
 Cash flows from operating activities:
  Net loss                                               ($3,259,907)        ($4,068,242)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                        1,776,909           1,565,663
      Loss on disposition of assets                          255,648             360,082
      Bad debt expense                                        70,000              35,410
      Increase in trade receivables                       (1,054,458)           (510,936)
      (Increase) decrease in other receivables               (30,008)          1,742,247
      (Increase) decrease in prepaid expenses                771,634            (289,080)
      Increase in other assets                                     -            (332,774)
      Increase (decrease) in accounts payable and
       accrued expenses                                     (225,157)          1,071,169
      Increase (decrease) in deferred revenue             (6,740,198)         11,966,662
                                                        ------------        ------------
           Net cash provided by (used in) operating
              activities                                  (8,435,537)         11,540,201
                                                        ------------        ------------

 Cash flows from investing activities:
   Capital expenditures                                   (2,617,332)         (1,582,927)
   Investment in pharmaceutical company                   (2,700,000)                  -
   Net change in marketable investment securities        (15,215,598)          1,095,091
                                                        ------------        ------------
           Net cash used in investing activities         (20,532,930)           (487,836)
                                                        ------------        ------------

 Cash flows from financing activities:
   Net proceeds from issuance of common stock             65,181,577          11,222,686
                                                        ------------        ------------
           Net cash provided by financing activities      65,181,577          11,222,686
                                                        ------------        ------------

 Net increase in cash and cash equivalents                36,213,110          22,275,051
 Cash and cash equivalents at beginning of period         56,214,736           5,404,944
                                                        ------------        ------------
 Cash and cash equivalents at end of period             $ 92,427,846        $ 27,679,995
                                                        ============        ============

    See accompanying notes to condensed consolidated financial statements.

                    MYRIAD GENETICS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)     Basis of Presentation
        ---------------------

        The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000, included in the Company's Annual Report on Form 10-K and Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended June 30, 2000. Operating results for the three and six month periods ended December 31, 2000 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

(2)     Comprehensive Loss (Unaudited)
        -----------------------------

        The components of the Company's comprehensive loss are as follows:

                                          Three Months Ended December 31,    Six Months Ended December 31,
                                          -------------------------------    -----------------------------
                                              2000              1999             2000             1999
                                          -------------     -------------    ------------     ------------
     Net loss                              ($1,189,446)     ($1,877,150)     ($3,259,907)     ($4,068,242)
     Unrealized gain (loss)
     on available-for-sale securities          127,117          (16,842)         150,070          (16,869)
                                          --------------  ---------------  ---------------  ---------------

     Comprehensive loss                    ($1,062,329)     ($1,893,992)     ($3,109,837)     ($4,085,111)
                                          ==============  ===============  ===============  ===============

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

        As of December 31, 2000 and 1999, there were antidilutive potential common shares of 3,751,298 and 3,506,968, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

4)      Segment and Related Information
        -------------------------------

        The Company's business units have been aggregated into two reportable segments: (i) research and (ii) predictive medicine. The research segment is focused on the discovery and sequencing of genes related to major common diseases, marketing of subscriptions to proprietary database information, and the development of therapeutic products for the treatment and prevention of major diseases. The predictive medicine segment provides testing to determine predisposition to common diseases.

        The accounting policies of the segments are the same as those described in the basis of presentation (note 1). The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense. The Company's assets are not identifiable by segment.

                                                                Predictive
                                                Research         medicine            Total
                                                --------         --------            -----
Three months ended Dec. 31, 2000:
     Revenues                                   $7,988,017       $3,965,898        $11,953,915
     Depreciation and amortization                 620,903          277,864            898,767
     Segment operating loss                      1,525,603        1,678,760          3,204,363

Three months ended Dec. 31, 1999:
     Revenues                                    6,255,872        2,023,871          8,279,743
     Depreciation and amortization                 582,021          189,915            771,936
     Segment operating loss                        641,612        1,627,213          2,268,825

Six months ended Dec. 31, 2000:
     Revenues                                   15,757,268        7,015,906         22,773,174
     Depreciation and amortization               1,256,880          520,029          1,776,909
     Segment operating loss                      2,883,336        3,541,316          6,424,652

Six months ended Dec. 31, 1999:
     Revenues                                   11,503,517        3,638,157         15,141,674
     Depreciation and amortization               1,190,624          375,039          1,565,663
     Segment operating loss                      2,228,560        2,790,053          5,018,613

                                 Three Months Ended                    Six Months Ended
                            (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                           Dec. 31, 2000     Dec. 31, 1999     Dec. 31, 2000     Dec. 31, 1999
                           -------------     -------------     -------------     -------------
Total operating loss for
  reportable segments        ($3,204,363)      ($2,268,825)     ($6,424,652)       ($5,018,613)
Interest income                2,022,100           736,664        3,420,393          1,310,453

Other                             (7,183)         (344,989)        (255,648)          (360,082)
                           -------------     -------------     ------------      -------------

Net loss                     ($1,189,446)      ($1,877,150)     ($3,259,907)       ($4,068,242)
                           =============     =============     ============      =============

(5)     Investment in Pharmaceutical Company
        ------------------------------------

        In December 2000, we acquired from Encore Pharmaceuticals, Inc. worldwide, exclusive rights to develop, manufacture, and market a drug aimed at the prevention and treatment of prostate, colon, and other cancers. As part of the agreement the Company made an equity investment in Encore of $2.7 million, paid $300,000 in non-equity funding, and agreed to pay Encore future development milestones and a royalty on any future sales of the drug.

(6)     Subsequent Events
        -----------------

        In July 1999, we entered into a two-year collaboration and license agreement with Syngenta (formerly the Novartis Agricultural Discovery Institute, Inc.). During January 2001, the Company announced that it had completed DNA sequencing of the entire rice genome ahead of schedule, triggering a $3 million cash bonus payment. Remaining collaboration funding will be used to expand the scope of the existing agreement to include the use of the Company's ProNet(R) technology. Remaining funding, including the cash bonus payment, will be recognized on a percent-complete basis over the life of the expanded agreement.

(7)     Recent Accounting Pronouncements
        --------------------------------

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

        The Company will adopt SAB 101 during the quarter ended June 30, 2001. The Company has evaluated its current revenue recognition policy and believes it is in compliance with this guidance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leader in the emerging field of proteomics and gene-based medicine focusing on the development of therapeutic and predictive medicine products. We have developed, and will continue to expand upon, a number of proprietary proteomic technologies which permit us, through the use of our bioinformatics and robotics systems, to identify genes and related proteins that may play a role in the onset or progression of major human diseases. We formed two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize our therapeutic discoveries and predictive medicine discoveries, respectively. Myriad Pharmaceuticals, Inc., independently and in conjunction with collaborative partners, focuses on the discovery and development of therapeutic products. Myriad Genetic Laboratories, Inc. focuses on the development of predictive medicine products that assess a person's risk of developing a specific disease and permits physicians and their patients to take appropriate health care measures to reduce the risk.

We have devoted substantially all of our resources to maintaining our research and development programs, supporting collaborative research agreements, operating a predictive medicine laboratory, establishing high-throughput drug screening, and undertaking drug discovery and development. Our revenues have consisted primarily of research payments received pursuant to collaborative agreements, upfront fees, milestone payments, and sales of predictive medicine products. We have yet to attain profitability and, for the three months ended December 31, 2000, we had a net loss of $1,189,446 and as of December 31, 2000 had an accumulated deficit of $55,921,889.

In September 1995, we commenced a five-year collaborative research and development arrangement with Bayer Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $71,000,000. In November 1997, December 1998, and December 2000, we announced expansions of our collaborative research and development arrangement with Bayer. The expanded collaboration and extensions may provide us with additional research funding and potential milestone payments of up to $137,000,000. We granted Bayer an exclusive worldwide license to human therapeutic products developed from this collaboration. We are entitled to receive royalties from sales of therapeutic products commercialized by Bayer for a term of ten years following the first commercial sale or 20 years following discovery of a disease gene, whichever is longer. We have received approximately $35,000,000 in non-refundable research payments to date under this agreement.

In October 1996, we announced the introduction of BRACAnalysis(R), a comprehensive BRCA1 and BRCA2 gene sequence analysis for susceptibility to breast and ovarian cancer. In January 1998, we announced the introduction of CardiaRisk(R), which may assist physicians both in identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. In September 2000, we announced the launch of COLARIS(TM), a predictive medicine test for hereditary colon cancer and uterine cancer. We, through our wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized predictive medicine revenues, primarily from BRACAnalysis(R), of $3,965,898 for the three months ended December 31, 2000.

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

In November 1998, we entered into a 15 month collaboration with Pharmacia Corporation to utilize ProNet(R) for drug discovery and development. We granted Pharmacia non-exclusive access to proteins contained in the pathways analyzed under the collaboration and an option to obtain an exclusive, worldwide license to therapeutic products developed from this collaboration. In December 1999, Pharmacia exercised its option to extend the research term for an additional 12 months and exercised its option to expand the research funding. The total research funding, option payments, license fees and potential milestone payments under this collaboration may provide us with up to $28,000,000. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Pharmacia for a term of the later of 15 years from the first commercial sale or the life of any resulting patent. We have received approximately $1,000,000 in non-refundable research payments to date under this agreement.

In July 1999, we entered into a two-year collaboration and license agreement with Syngenta. The genomic collaboration focuses on the discovery of the genetic structure of cereal crops. We will have joint ownership with Syngenta to all data developed under this agreement and a right to receive 50 percent of all proceeds derived from the sale of the data. Myriad and Syngenta have a royalty-free worldwide co-exclusive right for commercial use of any resulting data. The total funding under this collaboration is expected to provide us with up to $33,500,000. Upon completion, we and Syngenta intend to jointly offer commercial access to the genomic databases and share equally in any resulting proceeds. We have received approximately $29,000,000 in non-refundable research payments to date under this agreement.

In December 1999, we entered into a 12 month collaboration with Hoffmann-LaRoche Inc. to utilize ProNet(R) for drug discovery and development in the area of cardiovascular disease. The total research funding, license fees and potential milestone payments under this collaboration may provide us with up to $13,000,000. We granted Roche exclusive access to proteins contained in the pathways analyzed under this collaboration and an option to obtain an exclusive, worldwide license to the therapeutic and diagnostic products developed from this collaboration. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Roche for a term of ten years from the first commercial sale. We have received approximately $500,000 in non-refundable research payments to date under this agreement.

In May 2000, we entered into a three-year strategic alliance with Hitachi Ltd. Under the terms of the agreement, we will work with Hitachi to exploit the ProNet(R) technology together in Japan and Hitachi will establish a designated ProNet(R) facility to expedite the discovery of novel protein-protein interactions for Japanese customers. We granted Hitachi an exclusive, royalty-bearing license in Japan to the ProNet(R) database and technology. Total payments under this collaboration are expected to provide us with $26,000,000. In addition, we are entitled to receive royalties from sales of the database in Japan and from sales of therapeutic products commercialized by Hitachi. We are entitled to receive royalties for a period of ten years. We have received approximately $7,500,000 in non-refundable research payments to date under this agreement.

In December 2000, we acquired from Encore Pharmaceuticals, Inc. worldwide, exclusive rights to develop, manufacture, and market a drug aimed at the prevention and treatment of prostate, colon, and other cancers. The compound, which will be known as MPC-7869, has completed Phase IIa human clinical trials, demonstrating a promising safety profile in both healthy individuals and prostate cancer patients. We made an equity investment in Encore of $2.7 million and agreed to pay Encore future development milestones and a royalty on any future sales of the drug.

We intend to enter into additional collaborative relationships to locate and sequence genes and discover protein networks associated with other common diseases as well as to continue to fund internal research projects. We may be unable to enter into additional collaborative relationships on terms acceptable to us. We expect to incur losses for at least the next several years, primarily due to expansion of our research and development programs, expansion of our drug discovery and development efforts, increased staffing costs and expansion of our facilities. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our predictive medicine business. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations for the Three Months Ended December 31, 2000 and 1999

Research revenues for the quarter ended December 31, 2000 were $7,988,017 as compared to $6,255,872 for the same quarter of 1999. The increase in research revenue of 28% is primarily attributable to revenue recognized from our new collaborations including Hoffman-LaRoche, Hitachi, and a fully established Syngenta project. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine revenues of $3,965,898 were recognized in the quarter ended December 31, 2000, an increase of 96% or $1,942,027 over the same quarter of the prior year. The Company's sales and marketing efforts, together with the increased demand as a result of wider acceptance of the test by the medical community, have resulted in increased testing volume and increased revenues for the quarter ended December 31, 2000. There can be no assurance, however, that predictive medicine revenues will continue to increase at the historical rate, if at all.

Research and development expenses for the quarter ended December 31, 2000 were $9,351,036 as compared to $6,205,468 for the same quarter in 1999. This increase of 51% was in part due to an increase in research activities as a result of the ongoing drug discovery efforts of Myriad Pharmaceuticals, a wholly-owned subsidiary, and the Company's research collaborations.

Selling, general and administrative expenses for the quarter ended December 31, 2000 were $4,080,244 as compared to $3,353,944 for the same quarter in 1999. The increase of 22% was primarily attributable to costs associated with supporting our research and drug development efforts and ongoing promotion of the predictive medicine business. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed in support of its research and drug development efforts and its predictive medicine business.

Cash, cash equivalents, and marketable investment securities increased $80,192,115 or 134% from $60,042,507 at December 31, 1999 to $140,234,622 at
December 31, 2000. This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the private sale of approximately $87 million worth of the Company's Common Stock, as well as the receipt of advance payments from the Company's collaborators. These cash receipts were offset by expenditures incurred in the ordinary course of business. As a result of the Company's increased cash position, interest income for the quarter ended December 31, 2000 was $2,022,100 compared to $736,664 for the same quarter in 1999. The loss on disposition of assets of $7,183 in the quarter ended December 31, 2000 is the result of the Company retiring unproductive assets.

Results of Operations for the Six Months Ended December 31, 2000 and 1999

Research revenues for the six months ended December 31, 2000 were $15,757,268 as compared to $11,503,517 for the same period in 1999. The increase in research revenue of 37% is primarily attributable to revenue recognized from our new collaborations, including Hoffman-LaRoche, Hitachi, and a fully established Syngenta project. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine revenues of $7,015,906 were recognized in the six months ended December 31, 2000, an increase of 93% or $3,377,749 over the same period in the prior year. The Company's sales and marketing efforts, together with the increased demand as a result of wider acceptance of the test by the medical community, have resulted in increased testing volume and increased revenues for the six months ended December 31, 2000. There can be no assurance, however, that predictive medicine revenues will continue to increase at the historical rate, if at all.

Research and development expenses for the six months ended December 31, 2000 were $18,141,833 as compared to $11,992,270 for the same period in 1999. This increase of 51% was in part due to an increase in research activities as a result of the ongoing drug discovery efforts of Myriad Pharmaceuticals, a wholly-owned subsidiary, and the Company's research collaborations.

Selling, general and administrative expenses for the six months ended December 31, 2000 were $8,023,633 as compared to $6,375,930 for the same period in 1999. The increase of 26% was primarily attributable to costs associated with supporting our research and drug development efforts and ongoing promotion of the predictive medicine business, including COLARIS(TM), a predictive medicine test for hereditary colon and uterine cancer launched in September 2000. The Company expects its selling, general and administrative expenses will continue to fluctuate as needed in support of its research and drug development efforts and its predictive medicine business.

Cash, cash equivalents, and marketable investment securities increased $80,192,115 or 134% from $60,042,507 at December 31, 1999 to $140,234,622 at
December 31, 2000. This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the private sale of approximately $87 million worth of the Company's Common Stock, as well as the receipt of advance payments from the Company's collaborators. These cash receipts were offset by expenditures incurred in the ordinary course of business. As a result of the Company's increased cash position, interest income for the six months ended December 31, 2000 was $3,420,393 compared to $1,310,453 for the same period in 1999. The loss on disposition of assets of $255,648 in the six months ended December 31, 2000 is the result of the Company retiring unproductive assets.


Liquidity and Capital Resources

Net cash used in operating activities was $8,435,537 during the six months ended December 31, 2000 compared to $11,540,201 provided by operating activities during the same period of the prior fiscal year. Trade receivables for the six months ended December 31, 2000 increased $1,054,458. This increase is primarily attributable to increased predictive medicine revenue for the six month period ended December 31, 2000. Prepaid expenses decreased by $771,634 during the six months ended December 31, 2000 due to the use of lab supplies previously purchased. Accounts payable and accrued expenses decreased by $225,157, primarily as a result of payments for equipment and lab supplies that were accrued into the prior quarter. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $6,740,198 during the six months ended December 31, 2000.

The Company's investing activities used cash of $20,532,930 and $487,836 in the six months ended December 31, 2000 and 1999, respectively. Investing activities were comprised primarily of changes to marketable investment securities, plus capital expenditures for research equipment and an equity investment in Encore Pharmaceuticals, Inc. During the six months ended December 31, 2000, the Company shifted a portion of its investment from cash and cash equivalents to marketable investment securities in order to take advantage of favorable interest rates.

Financing activities provided $65,181,577 during the six months ended December 31, 2000. In August 2000 we sold 350,000 shares of the Company's common stock in a private placement for an aggregate purchase price of $22 million. In October 2000 we sold an additional 400,000 shares of the Company's common stock in a private placement for an aggregate purchase price of $41 million. We subsequently registered these 750,000 shares with the Securities and Exchange Commission, as required under the stock purchase agreements. Additional cash was provided from the exercise of stock options during the six months ended December 31, 2000.

The Company anticipates that its existing capital resources will be adequate to maintain its current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. The Company's future capital requirements will be substantial and will depend on many factors, including progress of the Company's research and development programs and drug discovery and drug development programs; the cost of human clinical trials and regulatory approval of its drug candidates; the cost of developing and launching additional predictive medicine tests; the costs of filing, prosecuting and enforcing patent claims; competing technological and market developments; payments received under collaborative agreements and changes in collaborative research relationships; the costs associated with potential commercialization of its gene discoveries, if any, including the development of manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures and administrative and legal expenses. Because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.


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

The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the

Company's marketable securities as of December 31, 2000, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.


Certain Factors That May Affect Future Results of Operations

Some of the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terminology such as "may", "will", "should", "potential", "continue", "expects", "anticipates", "intends", "plans", "believes", "estimates", and similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. We caution investors that actual results may vary significantly and are subject to a number of factors and uncertainties, including, but not limited to, the following: intense competition related to the discovery of disease-related genes and the possibility that others may discover, and we may not be able to gain rights with respect to, genes important to the establishment of a successful genetic testing business; difficulties inherent in developing genetic tests once genes have been discovered; our limited experience in operating a genetic testing laboratory; our limited marketing and sales experience and the risk that tests which we have or may develop may not be marketed at acceptable prices or receive commercial acceptance in the markets that we are targeting or expect to target; uncertainty as to whether there will exist adequate reimbursement for our services from government, private healthcare insurers and third-party payors; uncertainties as to the extent of future government regulation of our business; uncertainties as to whether we and our collaborators will be successful in developing and obtaining regulatory approval for, and commercial acceptance of, therapeutics based on the discovery of disease-related genes and proteins; uncertainties as to our ability to develop therapeutic lead compounds, which is a new business area for us; and the risk that markets will not exist for therapeutic lead compounds that we develop or if such markets exist, that we will not be able to sell compounds which we develop at acceptable prices.

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


Item 2.        Changes in Securities.

(c)     Sales of Unregistered Securities
        --------------------------------

        During the three months ended December 31, 2000, the Company issued a total of 88,456 shares of Common Stock, $0.01 par value per share, to a director of the Company pursuant to the exercise of stock options at a weighted average price of $0.01 per share.

        Effective October 27, 2000, the Company sold 400,000 shares of its Common Stock, $.01 par value per share, to Acqua Wellington North American Equities Fund, Ltd., for an aggregate purchase price of $41 million.

        No person acted as an underwriter with respect to the transactions set for above. These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Regulation S thereunder, or Rule 701, as no public offerings were involved.

Item 3.        Defaults Upon Senior Securities.

None.


Item 4.        Submission of Matters to a Vote of Security Holders.

On November 17, 2000, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). A quorum of 16,339,852 shares of Common Stock of the Company (of a total 22,323,219 outstanding shares, or 73.2%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposal:

1. To elect three members to the Board of Directors to serve for a term ending in 2003. Nominees for Directors were Michael J. Berendt, PhD., Alan J. Main, PhD., and Dale A. Stringfellow, PhD.

2. To consider and act upon a proposal to ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ended June 30, 2001.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:
                                             FOR             WITHHELD
                                             ---             --------
        Michael J. Berendt, PhD.          16,015,438          324,414
        Alan J. Main, PhD.                16,287,284           52,568
        Dale A. Stringfellow, PhD.        16,296,514           43,338

        Immediately following the Annual Meeting, Peter D. Meldrum, Mark H. Skolnick, PhD., and Linda S. Wilson, PhD. continued to serve as Directors for terms expiring in 2001, and Walter Gilbert, PhD., Arthur Hayes Jr., MD, and John J. Horan continued to serve as Directors for terms expiring in 2002 and until their successors are duly elected and qualified. Effective December 2000 Michael J. Berendt, PhD. resigned as a member of the Board of Directors.

Proposal 2:
        For                                16,329,682
        Against                                 4,448
        Abstain                                 5,722
        Broker Non-vote                             -


Item 5.        Other Information.

None.


Item 6.        Exhibits and Reports on Form 8-K.

(a)     Exhibits
        --------

(10.1) Purchase Agreement dated as of October 27, 2000 between the Registrant and Acqua Wellington North America Equities, Ltd. (previously filed as
        Exhibit 4.4 to the Company's Registration Statement on From S-3, File No. 333-50504, effective December 1, 2000, and incorporated herein by reference).

(10.2) Registration Rights Agreement dated as of October 27, 2000 between the Registrant and Acqua Wellington North America Equities, Ltd. (previously filed as Exhibit 4.5 to the Company's Registration Statement on From S-3, File No. 333-50504, effective December 1, 2000, and incorporated herein by reference).


(b)     Reports on Form 8-K
        -------------------

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MYRIAD GENETICS, INC.



Date: February 14, 2001         By: /s/ Peter D. Meldrum
      -----------------             ------------------------
                                Peter D. Meldrum
                                President and Chief Executive Officer

Date: February 14, 2001         By: /s/ Jay M. Moyes
      -----------------             -----------------------
                                Jay M. Moyes
                                Vice President of Finance
                                Principal financial and chief accounting officer