Form 10-Q
period 2001-03-31
MYRIAD GENETICS INC
filed 2001-05-15
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                                 --------------

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


As of May 11, 2001 the registrant had 23,265,453 shares of $0.01 par value common stock outstanding.

                             MYRIAD GENETICS, INC.


                              INDEX TO FORM 10-Q

                                                                        Page
                                                                        ----
                         PART I - Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets as of March 31, 2001
          (unaudited) and June 30, 2000                                   3

          Condensed Consolidated Statements of Operations for the three
          and nine months ended March 31, 2001 and 2000 (unaudited)       4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended March 31, 2001 and 2000 (unaudited)                5

          Notes to Condensed Unaudited Consolidated Financial Statements  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9


Item 3.   Quantitative and Qualitative Disclosures About Market Risk     13


                          PART II - Other Information

Item 1.   Legal Proceedings                                              15

Item 2.   Changes in Securities                                          15

Item 3.   Defaults Upon Senior Securities                                15

Item 4.   Submission of Matters to a Vote of Security Holders            15

Item 5.   Other Information                                              15

Item 6.   Exhibits and Reports on Form 8-K                               15

SIGNATURE(S)                                                             17

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     (Unaudited)
                                                                    March 31, 2001              June 30, 2000
                                                                 --------------------        --------------------
                            Assets
                            ------
Current assets:
  Cash and cash equivalents                                             $ 96,201,023                $ 56,214,736
  Marketable investment securities                                        31,851,402                  24,286,955
  Trade accounts receivables, less allowance for
   doubtful accounts of $245,000 at March 31, 2001
   and $145,000  at June 30, 2000                                          3,505,557                   2,352,154
  Prepaid expenses                                                         1,635,360                   2,678,984
  Other receivables                                                          277,655                     398,947
                                                               ---------------------       ---------------------
          Total current assets                                           133,470,997                  85,931,776
                                                               ---------------------       ---------------------
Equipment and leasehold improvements:
  Equipment                                                               20,636,181                  16,965,545
  Leasehold improvements                                                   3,485,680                   4,005,729
                                                               ---------------------       ---------------------
                                                                          24,121,861                  20,971,274
  Less accumulated depreciation and amortization                          11,606,467                   9,719,556
                                                               ---------------------       ---------------------
          Net equipment and leasehold improvements                        12,515,394                  11,251,718
Long-term marketable investment securities                                12,778,982                   8,154,153
Other assets                                                               3,479,846                   1,037,658
                                                               ---------------------       ---------------------

                                                                        $162,245,219                $106,375,305
                                                               =====================       =====================

           Liabilities and Stockholders' Equity
           ------------------------------------
Current liabilities:
  Accounts payable                                                      $  5,421,861                $  4,262,359
  Accrued liabilities                                                      2,937,437                   4,905,857
  Deferred revenue                                                        14,654,552                  19,500,442
                                                               ---------------------       ---------------------
          Total current liabilities                                       23,013,850                  28,668,658

Stockholders' equity:
  Common stock, $0.01 par value, 60,000,000 shares
    authorized; issued and outstanding 23,260,811 at
    March 31, 2001 and 21,866,482 at June 30, 2000                           232,608                     218,666
  Additional paid-in capital                                             196,385,286                 130,235,403
  Accumulated other comprehensive income (loss)                              263,409                     (85,440)
  Accumulated deficit                                                    (57,649,934)                (52,661,982)
                                                               ---------------------       ---------------------
          Total stockholders' equity                                     139,231,369                  77,706,647
                                                               ---------------------       ---------------------

                                                                        $162,245,219                $106,375,305
                                                               =====================       =====================

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     (Unaudited)                                   (Unaudited)
                                            Three Months Ended March 31,                   Nine months Ended March 31,
                                   -----------------------------------------------  -----------------------------------------
                                             2001                   2000                   2001                    2000
                                   -------------------    -------------------     ------------------    --------------------

Revenues:
  Research revenue                       $   6,652,289           $  7,287,880           $ 22,409,558            $ 18,791,397
  Predictive medicine revenue                4,914,950              2,426,886             11,930,856               6,065,043
                                   -------------------    -------------------     ------------------    --------------------

          Total revenues                    11,567,239              9,714,766             34,340,414              24,856,440

Costs and expenses:
  Predictive medicine cost of
    revenue                                  2,149,029              1,068,511              5,181,389               2,860,598
  Research and development
    expense                                  8,428,402              8,333,149             26,570,236              20,325,418
  Selling, general and
    administrative expense                   4,247,554              3,337,482             12,271,188               9,713,413
                                   -------------------    -------------------     ------------------    --------------------
          Total expenses                    14,824,985             12,739,142             44,022,813              32,899,429
                                   -------------------    -------------------     ------------------    --------------------

          Operating loss                    (3,257,746)            (3,024,376)            (9,682,399)             (8,042,989)
Other income (expense):
  Interest income                            2,057,167                949,162              5,477,560               2,259,615
  Other                                        (27,465)               (14,670)              (283,113)               (374,752)
                                   -------------------    -------------------     ------------------    --------------------

Net loss before taxes                       (1,228,044)            (2,089,884)            (4,487,952)             (6,158,126)

Income taxes                                   500,000                     --                500,000                      --
                                   -------------------    -------------------     ------------------    --------------------
          Net loss                        ($1,728,044))           ($2,089,884)           ($4,987,952)            ($6,158,126)
                                   ===================    ===================     ==================    ====================


Basic and diluted loss per share                ($0.07)                ($0.10)                ($0.22)                 ($0.31)
                                   ===================    ===================     ==================    ====================

Basic and diluted weighted
  average shares outstanding                23,219,841             20,682,538             22,646,020              19,929,208



     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine months Ended
                                                                 ------------------------------------------------
                                                                      (Unaudited)                (Unaudited)
                                                                    March 31, 2001             March 31, 2000
                                                                 --------------------       ---------------------

Cash flows from operating activities:
 Net loss                                                                 ($4,987,952)               ($6,158,126)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                          2,735,937                  2,380,404
     Loss on disposition of assets                                            283,113                    374,752
     Bad debt expense                                                         100,000                     33,007
     Increase in trade receivables                                         (1,253,403)                  (747,443)
     Decrease in other receivables                                            121,292                  1,646,246
     (Increase) decrease in prepaid expenses                                1,043,624                 (2,210,263)
     Increase in other assets                                                      --                   (578,555)
     Increase (decrease) in accounts payable and
      accrued expenses                                                       (808,918)                 2,136,043
     Increase (decrease) in deferred revenue                               (4,845,890)                15,146,403
                                                                 --------------------       ---------------------
          Net cash provided by (used in) operating
             activities                                                    (7,612,197)                12,022,468
                                                                 --------------------       ---------------------

Cash flows from investing activities:
  Capital expenditures                                                     (4,024,914)                (3,453,707)
  Investment in pharmaceutical company                                     (2,700,000)                        --
  Net purchases/sales of marketable investment
    securities                                                            (12,189,276)                 1,810,637
                                                                 --------------------       ---------------------
          Net cash used in investing activities                           (18,565,341)                (1,643,070)
                                                                 --------------------       ---------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                               66,163,825                 12,995,422
                                                                 --------------------       ---------------------
          Net cash provided by financing activities                        66,163,825                 12,995,422
                                                                 --------------------       ---------------------

Net increase in cash and cash equivalents                                  39,986,287                 23,374,820
Cash and cash equivalents at beginning of period                           56,214,736                  5,404,944
                                                                 --------------------       ---------------------
Cash and cash equivalents at end of period                               $ 96,201,023               $ 28,779,764
                                                                 =====================      ====================



     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000, included in the Company's Annual Report on Form 10-K and Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended June 30, 2000. Operating results for the three and nine month periods ended March 31, 2001 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)  Comprehensive Loss (Unaudited)
     ------------------------------

     The components of the Company's comprehensive loss are as follows:

                                              Three Months Ended March 31,                     Nine months Ended March 31,
                                      --------------------------------------------      ------------------------------------------
                                               2001                    2000                    2001                    2000
                                      -------------------     -------------------     -------------------     -------------------

Net loss                                      ($1,728,044)            ($2,089,884)            ($4,987,952)            ($6,158,126)
Unrealized gain (loss) on
 available-for-sale securities                    198,779                  13,406                 348,849                  (3,463)

                                      -------------------     -------------------     -------------------     -------------------


Comprehensive loss                            ($1,529,265)            ($2,076,478)            ($4,639,103)            ($6,161,589)
                                      ===================     ===================     ===================     ===================


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

     As of March 31, 2001 and 2000, there were antidilutive potential common shares of 3,942,576 and 3,085,786, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.


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


                                                                           Predictive
                                                   Research                 medicine                Total
                                             ---------------------     -------------------     ----------------
Three months ended Mar. 31, 2001:
     Revenues                                          $ 6,652,289            $ 4,914,950           $11,567,239
     Depreciation and amortization                         662,306                296,722               959,028
     Segment operating loss                              2,106,415              1,151,331             3,257,746

Three months ended Mar. 31, 2000:
     Revenues                                            7,287,880              2,426,886             9,714,766
     Depreciation and amortization                         600,269                195,722               795,991
     Segment operating loss                              1,642,460              1,331,916             3,024,376

Nine months ended Mar. 31, 2001:
     Revenues                                           22,409,558             11,930,856            34,340,414
     Depreciation and amortization                       1,919,186                816,751             2,735,937
     Segment operating loss                              4,989,752              4,692,647             9,682,399

Nine months ended Mar. 31, 2000:
     Revenues                                           18,791,397              6,065,043            24,856,440
     Depreciation and amortization                       1,809,643                570,761             2,380,404
     Segment operating loss                              3,921,021              4,121,968             8,042,989

                                      Three Months Ended                              Nine months Ended
                              (Unaudited)             (Unaudited)            (Unaudited)            (Unaudited)
                             Mar. 31, 2001           Mar. 31, 2000          Mar. 31, 2001          Mar. 31, 2000
                           ------------------      -----------------      -----------------      ------------------
Total operating loss for
  reportable segments            ($3,257,746)           ($3,024,376)           ($9,682,399)            ($8,042,989)
Interest income                    2,057,167                949,162              5,477,560               2,259,615
Other                                (27,465)               (14,670)              (283,113)               (374,752)
Taxes                               (500,000)                     -               (500,000)                      -
                         -------------------     ------------------     ------------------     -------------------


Net loss                         ($1,728,044)           ($2,089,884)           ($4,987,952)            ($6,158,126)
                         ===================     ==================     ==================     ===================



(5)  Subsequent Events
     -----------------

     In April 2001 the Company announced the formation of a new alliance with Hitachi, Ltd., Friedli Corporate Finance A.G., and Oracle Corp. to map the human proteome. The newly-formed entity, Myriad Proteomics, Inc., will market its proprietary database and a set of proteomic materials to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development. The Company will contribute technology valued at $82 million to the alliance and receive a 50 percent ownership interest in Myriad Proteomics, Inc. Hitachi, Oracle, and Friedli will contribute a combined $85 million in cash in exchange for the remaining 50 percent interest in Myriad Proteomics, Inc.


(6)  Recent Accounting Pronouncements
     --------------------------------

     In December 2000, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition, (SAB 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB 101 does not change existing literature on revenue recognition. SAB 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be met in order to recognize revenue. The four criteria, all of which must be met, are the following:

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leader in the emerging field of proteomics and gene-based medicine focusing on the development of therapeutic and predictive medicine products. We have developed, and will continue to expand upon, a number of proprietary proteomic technologies which permit us, through the use of our bioinformatics and robotics systems, to identify genes and related proteins that may play a role in the onset or progression of major human diseases. We formed two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize our therapeutic discoveries and predictive medicine discoveries, respectively. Myriad Pharmaceuticals, Inc. focuses on the discovery and development of therapeutic products. Myriad Genetic Laboratories, Inc. focuses on the development of predictive medicine products that assess a person's risk of developing a specific disease and permits physicians and their patients to take appropriate health care measures to reduce the risk.

In April 2001 we announced the formation of a new alliance with Hitachi, Ltd., Friedli Corporate Finance A.G., and Oracle Corp. to map the human proteome. The collaboration will take place within Myriad Proteomics, Inc., a newly formed Delaware corporation of which we own 50 percent. Myriad Proteomics will market its proprietary database and a set of proteomic materials to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development.

We have devoted substantially all of our resources to maintaining our research and development programs, supporting collaborative research agreements, operating a predictive medicine business and undertaking drug discovery and development. Our revenues have consisted primarily of research payments received pursuant to collaborative agreements, upfront fees, milestone payments, and sales of predictive medicine products. We have yet to attain profitability and, for the three months ended March 31, 2001, we had a net loss of $1,728,044 and as of March 31, 2001 had an accumulated deficit of $57,649,934.

In September 1995, we commenced a five-year collaborative research and development arrangement with Bayer Corporation. The total equity investment, research funding and potential milestone payments under this collaboration may provide us with up to $71,000,000. In November 1997, December 1998, and December 2000, we announced expansions of our collaborative research and development arrangement with Bayer. The expanded collaboration and extensions may provide us with additional research funding and potential milestone payments of up to $137,000,000. We granted Bayer an exclusive worldwide license to human therapeutic products developed from this collaboration. We are entitled to receive royalties from sales of therapeutic products commercialized by Bayer for a term of ten years following the first commercial sale or 20 years following discovery of a disease gene, whichever is longer. We have received approximately $37,000,000 in non-refundable research payments to date under this agreement.

In October 1996, we announced the introduction of BRACAnalysis(R), a comprehensive predictive medicine test for breast and ovarian cancer. In January 1998, we announced the introduction of CardiaRisk(R), which may assist physicians both in identifying which hypertensive patients are at a significantly increased risk of developing cardiovascular disease and identifying which patients are likely to respond to low salt diet therapy and antihypertensive drug therapy. In September 2000, we announced the launch of COLARIS(TM), a predictive medicine test for colon cancer and uterine cancer. We, through our wholly owned subsidiary Myriad Genetic Laboratories, Inc., recognized predictive medicine revenues of $4,914,950 for the three months ended March 31, 2001.

In October 1998, we entered into a five-year collaboration with Schering AG, to utilize ProNet(R) for drug discovery and development. Under the agreement, we will have an option to co-promote all new therapeutic products in North America and receive 50 percent of the profits from North American sales of all new drugs discovered using ProNet(R). Outside of North America, we granted Schering AG an exclusive license to therapeutic products developed from this collaboration. The total research funding, license fees, subscription fees, option payments and potential milestone payments under this collaboration may provide us with up to $51,000,000. If we choose to co-promote a drug developed by Schering AG as a 50 percent partner, we are required to pay funds to Schering AG to establish equal ownership. If we do not choose to co-promote a drug developed under this collaboration, Schering AG will receive a worldwide exclusive license to therapeutic products developed from this collaboration from which we may receive future royalty payments. Royalty terms are tied to either the life of any patents that may result from this research or ten years following the first commercial sale of a therapeutic product, whichever is longer. In October 1999, we received $5,000,000 in the form of an equity investment and announced the expansion of our collaboration with Schering AG to include research in the field of cardiovascular disease.

In November 1998, we entered into a 15 month collaboration with Pharmacia Corporation to utilize ProNet(R) for drug discovery and development. We granted Pharmacia non-exclusive access to proteins contained in the pathways analyzed under the collaboration and an option to obtain an exclusive, worldwide license to therapeutic products developed from this collaboration. In December 1999, Pharmacia exercised its option to extend the research term for an additional 12 months and exercised its option to expand the research funding. The total research funding, option payments, license fees and potential milestone payments under this collaboration may provide us with up to $28,000,000. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Pharmacia for a term of the later of 15 years from the first commercial sale or the life of any resulting patent. We received approximately $1,000,000 in non-refundable research payments under this agreement, of which the research portion was successfully concluded during the current quarter.

In July 1999, we entered into a two-year collaboration and license agreement with Syngenta. The genomic collaboration focuses on the discovery of the genetic structure of cereal crops. We will have joint ownership with Syngenta to all data developed under this agreement and a right to receive 50 percent of all proceeds derived from the sale of the data. Myriad and Syngenta each have a royalty-free worldwide co-exclusive right for commercial use of any resulting data. Myriad and Syngenta each intend to jointly offer commercial access to the genomic databases and share equally in any resulting proceeds. In January 2001 we announced completion of DNA sequencing of the entire rice genome ahead of schedule. Remaining collaboration funding will be used to expand the scope of the existing agreement to include the use of our ProNet(R) technology. We have received approximately $33,500,000 in non-refundable research payments to date under this agreement.

In December 1999, we entered into an 18 month collaboration with Hoffmann-LaRoche Inc. to utilize ProNet(R) for drug discovery and development in the area of cardiovascular disease. The total research funding, license fees and potential milestone payments under this collaboration may provide us with up to $13,000,000. We granted Roche exclusive access to proteins contained in the pathways analyzed under this collaboration and an option to obtain an exclusive, worldwide license to the therapeutic and diagnostic products developed from this collaboration. In addition, we are entitled to receive royalties from sales of therapeutic products commercialized by Roche for a term of ten years from the first commercial sale. We have received approximately $500,000 in non-refundable research payments to date under this agreement.

In May 2000, we entered into a three-year strategic alliance with Hitachi Ltd. Under the terms of the agreement, we will work with Hitachi to commercialize the ProNet(R) technology together in Japan and Hitachi will establish a designated ProNet(R) facility to expedite the discovery of novel protein-protein interactions for Japanese customers. We granted Hitachi an exclusive, royalty-bearing license in Japan to the ProNet(R) database and technology. Total payments under this collaboration are expected to provide us with $26,000,000. In addition, we are entitled to receive royalties from sales of the database in Japan and from sales of therapeutic products commercialized by Hitachi. We are entitled to receive royalties for a period of ten years. We have received approximately $7,500,000 in non-refundable research payments to date under this agreement.

In December 2000, we acquired from Encore Pharmaceuticals, Inc. worldwide, exclusive rights to develop, manufacture, and market a drug aimed at the prevention and treatment of prostate, colon, and other cancers. The compound, which will be known as MPC-7869, has completed Phase IIa human clinical trials, demonstrating a promising safety profile in both healthy individuals and prostate cancer patients. We made an equity investment in Encore of $2.7 million, paid $300,000 in non-equity funding, and agreed to pay Encore future development milestones and a royalty on any future sales of the drug.

We expect to incur losses for at least the next several years, primarily due to expansion of our research and development programs, expansion of our drug discovery and development efforts, increased staffing costs and expansion of our facilities. We expect to incur substantial sales, marketing and other expenses in connection with building our predictive medicine business. Additionally, we intend to enter into further collaborative relationships to identify disease genes and discover protein networks associated with other common diseases as well as to continue to fund internal research projects. We may be unable to enter into additional collaborative relationships on terms acceptable to us. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.


Results of Operations for the Three Months Ended March 31, 2001 and 2000

Research revenues for the quarter ended March 31, 2001 were $6,652,289 as compared to $7,287,880 for the same quarter of 2000. The decrease in research revenue of 9% is primarily attributable to greater emphasis on our internal research and drug development programs and reduced research collaboration expenses. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine revenues of $4,914,950 were recognized in the quarter ended March 31, 2001, an increase of 103% or $2,488,064 over the same quarter of the prior year. Our sales and marketing efforts, together with the increased demand as a result of wider acceptance of the test by the medical community, have resulted in increased testing volume and increased revenues for the quarter ended March 31, 2001. There can be no assurance, however, that predictive medicine revenues will continue to increase at the historical rate, if at all.

Research and development expenses for the quarter ended March 31, 2001 were $8,428,402 as compared to $8,333,149 for the same quarter in 2000. This increase was primarily due to an increase in research activities as a result of the ongoing internal drug discovery efforts of Myriad Pharmaceuticals, our wholly-owned subsidiary.

Selling, general and administrative expenses for the quarter ended March 31, 2001 were $4,247,554 as compared to $3,337,482 for the same quarter in 2000. The increase of 27% was primarily attributable to costs associated with the ongoing sales and promotion of our predictive medicine products. We expect our selling, general and administrative expenses will continue to fluctuate as needed in support of our research and drug development efforts and our predictive medicine business.

Cash, cash equivalents, and marketable investment securities increased $80,344,228 or 133% from $60,487,179 at March 31, 2000 to $140,831,407 at March
31, 2001. This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the private sale of an aggregate of approximately $87 million worth of our Common Stock, as well as the receipt of advance payments from our collaborators. These cash receipts were offset by expenditures incurred in the ordinary course of business. As a result of our increased position in interest-bearing investments, interest income for the quarter ended March 31, 2001 was $2,057,167 compared to $949,162 for the same quarter in 2000. The loss on disposition of assets of $27,465 in the quarter ended March 31, 2001 is the result of retiring unproductive assets. Income taxes of $500,000 represent withholdings by the Japanese government on collaboration payments from Hitachi.


Results of Operations for the Nine months Ended March 31, 2001 and 2000

Research revenues for the nine months ended March 31, 2001 were $22,409,558 as compared to $18,791,397 for the same period in 2000. The increase in research revenue of 19% is primarily attributable to revenue recognized from our new collaborations, including Hitachi and a fully established Syngenta project. These increases were partially offset by a greater emphasis on our internal research and drug development programs. Research revenue from the research collaboration agreements is recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine revenues of $11,930,856 were recognized in the nine months ended March 31, 2001, an increase of 97% or $5,865,813 over the same period in the prior year. Our sales and marketing efforts, together with the increased demand as a result of wider acceptance of the test by the medical community, have resulted in increased testing volume and increased revenues for the nine months ended March 31, 2001. There can be no assurance, however, that predictive medicine revenues will continue to increase at the historical rate, if at all.

Research and development expenses for the nine months ended March 31, 2001 were $26,570,236 as compared to $20,325,418 for the same period in 2000. This increase of 31% was primarily due to an increase in research activities as a result of the ongoing internal drug discovery efforts of Myriad Pharmaceuticals, our wholly-owned subsidiary.

Selling, general and administrative expenses for the nine months ended March 31, 2001 were $12,271,188 as compared to $9,713,413 for the same period in 2000.
The increase of 26% was primarily attributable to costs associated with the sales and ongoing promotion of our predictive medicine products, including COLARIS(TM), a predictive medicine test for colon and uterine cancer launched in September 2000. We expect our selling, general and administrative expenses will continue to fluctuate as needed in support of our research and drug development efforts and our predictive medicine business.

Cash, cash equivalents, and marketable investment securities increased $80,344,228 or 133% from $60,487,179 at March 31, 2000 to $140,831,407 at March
31, 2001. This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the private sale of an aggregate of approximately $87 million worth of our Common Stock, as well as the receipt of advance payments from our collaborators. These cash receipts were offset by expenditures incurred in the ordinary course of business. As a result of our increased position in interest-bearing investments, interest income for the nine months ended March 31, 2001 was $5,477,560 compared to $2,259,615 for the same period in 2000. The loss on disposition of assets of $283,113 in the nine months ended March 31, 2001 is the result of retiring unproductive assets. Income taxes of $500,000 represent withholdings by the Japanese government on collaboration payments from Hitachi.


Liquidity and Capital Resources

Net cash used in operating activities was $7,612,197 during the nine months ended March 31, 2001 compared to $12,022,468 provided by operating activities during the same period of the prior fiscal year. Trade receivables for the nine months ended March 31, 2001 increased $1,253,403. This increase is primarily attributable to increased predictive medicine revenue for the nine month period ended March 31, 2001. Prepaid expenses decreased by $1,043,624 during the nine months ended March 31, 2001 due to the use of lab supplies previously purchased. Accounts payable and accrued expenses decreased by $808,918, primarily as a result of payments for equipment and lab supplies that were accrued in the prior year. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $4,845,890 during the nine months ended March 31, 2001.

Our investing activities used cash of $18,565,341 and $1,643,070 in the nine months ended March 31, 2001 and 2000, respectively. Investing activities were comprised primarily of changes to marketable investment securities, plus capital expenditures for research equipment and an equity investment in Encore Pharmaceuticals, Inc. During the nine months ended March 31, 2001, we shifted a portion of our investments from cash and cash equivalents to marketable investment securities in order to take advantage of favorable interest rates.

Financing activities provided $66,163,825 during the nine months ended March 31, 2001. In August 2000 we sold 350,000 shares of our Common Stock in a private placement for an aggregate purchase price of $22 million. In October 2000 we sold an additional 400,000 shares of our Common Stock in a private placement for an aggregate purchase price of $41 million. We subsequently registered these 750,000 shares with the Securities and Exchange Commission, as required under the respective registration rights agreements. Additional cash was provided from the exercise of stock options during the nine months ended March 31, 2001.

We anticipate that our existing capital resources will be adequate to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. Our future capital requirements will be substantial and will depend on many factors, including progress of our research and development programs and drug discovery and drug development programs; the cost of human clinical trials and regulatory approval of our drug candidates; the cost of developing and launching additional predictive medicine products; the costs of filing, prosecuting and enforcing patent claims; competing technological and market developments; payments received under collaborative agreements and changes in collaborative research relationships; the costs associated with potential commercialization of our gene discoveries, if any, including the development of manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures and administrative and legal expenses. Because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time.


Quantitative and Qualitative Disclosures About Market Risk

We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

Our investments consist of securities of various types and maturities of three years or less, with a maximum average maturity of 12 months. These securities are classified either as available-for-sale or held-to-maturity. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income (loss). Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of our marketable securities as of March 31, 2001, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to our financial statements as a whole.


Certain Factors That May Affect Future Results of Operations

Some of the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terminology such as "may", "will", "should", "potential", "continue", "expects", "anticipates", "intends", "plans", "believes", "estimates", and similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. We caution investors that actual results may vary significantly and are subject to a number of factors and uncertainties, including, but not limited to, the following: intense competition related to the discovery and development of therapeutic products and the discovery and development of predictive medicine products; uncertainties as to whether we and our collaborators will be successful in developing and obtaining regulatory approval for, and commercial acceptance of, therapeutics based on the discovery of disease-related genes and proteins; uncertainties as to our ability to develop therapeutic lead compounds; and the risk that markets will not exist for therapeutic lead compounds that we develop or if such markets exist, that we will not be able to sell compounds which we develop at acceptable prices; difficulties inherent in developing predictive medicine products; our limited experience in operating a predictive medicine business; our limited marketing and sales experience and the risk that predictive medicine products which we have or may develop may not be marketed at acceptable prices or receive commercial acceptance in the markets that we are targeting or expect to target; uncertainty as to whether there will exist adequate reimbursement for our products from government, private healthcare insurers and third-party payors; and uncertainties as to the extent of future government regulation of our business.

These forward-looking statements are made as of the date of this report and actual results may differ. In light of these assumptions, risks, and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur. We undertake no duty to update any of these forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

                          PART II - Other Information


Item 1.   Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.


Item 2.   Changes in Securities.

(c)     Sales of Unregistered Securities
        --------------------------------

        During the three months ended March 31, 2001, the Company issued a total of 82,874 shares of Common Stock, $0.01 par value per share, to a director of the Company and a consultant pursuant to the exercise of stock options at a weighted average price of $1.51 per share.

        The securities issued in the foregoing transactions were either (i) offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set for in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase shares of commons stock and shares of common stock issued upon the exercise of options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act. No underwriters were involved in the foregoing sales of securities.

Item 3.   Defaults Upon Senior Securities.

None.


Item 4.   Submission of Matters to a Vote of Security Holders.

None.


Item 5.   Other Information.

None.


Item 6.   Exhibits and Reports on Form 8-K.

(a)     Exhibits
        --------

(10.1) Lease Agreement, dated March 31, 2001, between Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C. and the Company.

(10.2) Agreement, dated March 31, 2001, between Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C. and the Company.

(10.3) License Agreement, dated December 7, 2000, between Encore Pharmaceuticals, Inc. and the Company. The Company has omitted from this
        Exhibit 10.3 portions of the License Agreement for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of the License Agreement for which confidential treatment has been requested are marked "[ ]" and such confidential portions have been filed separately with the Securities and Exchange Commission.


(b)   Reports on Form 8-K
      -------------------

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MYRIAD GENETICS, INC.



Date: May 15, 2001          By: /s/ Peter D. Meldrum
      ------------               -----------------------------------------------
                                Peter D. Meldrum
                                President and Chief Executive Officer



Date: May 15, 2001          By: /s/ Jay M. Moyes
      ------------              ------------------------------------------------
                                Jay M. Moyes
                                Vice President of Finance
                                Principal financial and chief accounting officer