Form 10-K
period 2001-06-30
MYRIAD GENETICS INC
filed 2001-09-28
CIK 899923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2001

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

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, $.01 Par Value Per Share
                        Preferred Share Purchase Rights
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on September 1, 2001 was $1,025,819,971, based on the last sale price as reported by The Nasdaq Stock Market.

     As of September 1, 2001 the registrant had 23,527,981 shares of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2001.

PART I

Item 1.  BUSINESS

Overview

     We are a leading biopharmaceutical company focused on the development and marketing of novel therapeutic and predictive medicine products. We have developed a number of proprietary proteomic technologies which permit us to identify genes, their related proteins and the biological pathways they form.
We use this information to better understand the role proteins play in the onset and progression of human disease. We operate two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize our therapeutic and predictive medicine discoveries. Myriad Pharmaceuticals, Inc. develops and intends to market novel therapeutic products. Myriad Genetic Laboratories, Inc. focuses on the development and marketing of predictive medicine products that assess an individual's risk of developing a specific disease.

     Myriad researchers have made important discoveries in the fields of cancer, viral diseases such as AIDS, and acute thrombosis. These discoveries point to novel disease pathways and have paved the way for the development of new drugs. Additionally, our pipeline of drug targets offers therapeutic opportunities for the treatment of diseases such as heart disease, rheumatoid arthritis, Alzheimer's disease and other central nervous system disorders. We have identified 141 drug targets to date. We have also established a portfolio of 12 drug candidates that are under development at Myriad. Four of these drug candidates are in pre-clinical testing, while our lead therapeutic product for the treatment of prostate cancer recently completed a phase II human clinical trial. We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer and infectious diseases.

     We also have developed and commercialized three innovative predictive medicine products: BRACAnalysis(R), which is used to assess a woman's risk of developing breast and ovarian cancer, COLARIS(TM), which is used to determine a person's risk of developing colon cancer, and CardiaRisk(R), which is used for therapeutic management of hypertensive patients. We market these products using our own internal 75 person sales force in the United States and we have entered into marketing collaborations with other organizations in Austria, Canada, Germany, Japan and Switzerland. Revenues from these proprietary products grew approximately 94% from the prior year to $17.1 million in the fiscal year ended June 30, 2001.

     We believe that the future of medicine lies in the creation of new classes of drugs that prevent disease from occurring or progressing and that treat the cause, not just the symptoms, of disease. In addition, we believe that advances in the emerging field of predictive medicine will improve our ability to determine which patients are subject to a greater risk of developing these diseases and who therefore should receive these new preventive medicines.

     We have devoted substantially all of our resources to maintaining our research and development programs, undertaking drug discovery and development, and operating our predictive medicine business. Our revenues have consisted primarily of research payments received pursuant to collaborative agreements, upfront fees, milestone payments, and sales of predictive medicine products. We have yet to attain profitability and, for the year ended June 30, 2001, we had a net loss of $7,174,493 and as of June 30, 2001 had an accumulated deficit of $59,836,475.

     We have formed strategic alliances with 10 major pharmaceutical or multinational companies including Bayer Corporation, Eli Lilly and Company, Novartis Corporation, Hoffmann-LaRoche Inc., Pharmacia Corporation, Schering-Plough Corporation, Schering AG, Hitachi Ltd., Oracle Corporation, and Torrey Mesa Research Institute, formerly known as Novartis Agricultural Discovery Institute. We intend to enter into additional collaborative relationships to discover genes, proteins, and protein networks associated with common diseases as well as to continue to fund internal research projects. However, we may be unable to enter into additional collaborative relationships on terms acceptable to us.

     In April 2001, we announced the formation of Myriad Proteomics, Inc., a new venture with Hitachi, Ltd. and Oracle Corporation to map the human proteome. Myriad Proteomics, which is 50 percent owned by the Company, intends to market a proprietary map of the human proteome to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development. We have a perpetual, subscription-free right to study all of the data generated by Myriad Proteomics for our own internal drug development and predictive medicine programs.

     We expect to incur losses for at least the next several years, primarily due to expansion of our research and development programs, expansion of our drug discovery and development efforts, launch of new predictive medicine products, and expansion of our facilities. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our predictive medicine business. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.


Industry Background

     Understanding the cause of a disease at the level of genes, proteins and biological pathways can be very helpful in determining how best to treat the disease. Historically, technologies used to discover treatments for the symptoms of diseases have been less effective against complex diseases that arise through a combination of genetic and environmental factors, such as cancer and heart disease. In order to treat complex diseases effectively, it is imperative to understand how the body uses its genetic information, how the disruption of important biological pathways can lead to disease, and how drugs can be developed to prevent, halt or reverse disease progression. As the scientific community learns more about the genetic basis of disease, we believe that the current methods of drug development will be revolutionized.

     The majority of diseases are treated by modifying the activities of proteins in affected cells and tissues. The quest for safer and more effective treatments for a wider range of diseases has led pharmaceutical companies to employ genomics and proteomics in their drug discovery and development programs.

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

     Protein Function and Biological Pathway Determination.   Proteins control
virtually all cellular processes, including important disease processes. The determination of a protein's function and clarifying the role of a protein in the biological pathway of a disease, leads to the identification of key regulators in that pathway or drug target.

     Target Validation.   After identifying an important disease-related
protein, the drug target must be validated to confirm that it is at a control point in a disease-related pathway and that a drug which interacts with the target is expected to have a beneficial effect. If through the validation process a protein is not qualified to serve as a drug target, other proteins in the same disease pathway can be examined as potential targets.

     Assay Development and High-Throughput Screening.   A specific assay must be
developed for each validated drug target to identify compounds that inhibit or activate the specific protein. To identify potential drugs, a target is tested through high-throughput screening against a chemically diverse library, usually comprised of millions of different small molecule compounds. The screening process frequently produces several compounds that interact with the identified drug target.

     Drug Development.   Compounds that may be suitable for development into
potential drugs undergo selection and optimization. Once selected, the compound is optimized by synthesizing and testing a series of closely related compounds. Based on expected activity, safety and bioavailability, the most promising leads are selected. If the disease results from the loss of function of a specific protein, protein replacement therapy may represent an attractive alternative. Following optimization, lead compounds and protein therapeutics enter into pre-clinical testing to establish their efficacy and safety in animals. If pre-clinical tests are successful, candidate drugs enter clinical trials to determine their efficacy and safety in humans.

     Predictive Medicine. Predictive medicine is the analysis of genes and their proteins to predict individuals' risks for developing diseases and their responses to specific treatments. Armed with this risk assessment information, individuals can increase surveillance and take preventive action to prevent or delay the onset of disease. As drugs are developed and approved for use, knowledge about side effects and efficacy in specific individuals emerges. Using this pharmacogenomic knowledge, personal genetic profiles can be developed to predict responses of individuals to drugs.


Our Business Strategy

     We believe that the future of medicine lies in the creation of new classes of drugs that are safer and more effective; drugs that not only treat disease but that also prevent disease from occurring. We also believe that the emerging field of predictive medicine will revolutionize the practice of medicine by identifying an individual's risk of developing diseases later in life.

     Our business strategy is to understand the relationship between proteins and diseases in order to develop the next generation of therapeutic and predictive medicine products. Through our proprietary technologies, we are uniquely positioned to identify these proteins and the biological pathways they form, and develop novel therapeutic and predictive medicine products. Our business strategy includes the following key elements:

     . Use our proteomics platform to discover important disease genes and proteins, understand their functions and identify lead compounds. We plan to expand our proprietary proteomic technologies to uncover additional disease pathways, discover functions for many of the proteins in these pathways and identify high quality drug targets. In addition, we will continue to employ our high-throughput screening technology in order to rapidly identify novel small molecule drugs. We believe this will result in the identification of numerous lead compounds for potential drug development. Based on the specific characteristics of our drug targets, we will augment our small molecule drug development capability with protein replacement therapy and antibody therapy.

     .   Develop and commercialize therapeutic products.   We intend to take
         selected compounds, particularly in the areas of cancer and infectious diseases such as AIDS, through the clinical development process ourselves. We are focusing on these diseases due to the large unmet need for effective and less toxic drugs, and the oftentimes shorter and less expensive clinical trials resulting from the potential for fast track status that the U.S. Food and Drug Administration, or FDA, has typically afforded novel drugs in these areas. Additionally, we will be able to leverage the expertise of our existing oncology sales force in the marketing of novel cancer therapies and intend to expand our existing sales force to address the AIDS market as well.

     .   Grow and expand our predictive medicine business.   We will continue to
         increase the domestic and foreign market penetration of our existing predictive medicine products and create additional products to capitalize on the emerging areas of predictive medicine.

     . Capitalize on our strategic alliances with major pharmaceutical companies. We expect to maintain our strategic alliances focused on the discovery of novel drug targets. This will shift much of the financial risk associated with drug development to our partners, while permitting us to benefit from our partners' drug development expertise and marketing strength.


Our Integrated Proteomic Platform

     We have developed and integrated a powerful set of proteomic technologies that enable us to discover genes of commercial importance and understand their role in disease pathways. Our technology platform provides the knowledge to develop therapeutic and predictive medicine products, based on a vastly improved understanding of the genetic basis of disease.

     We believe that because virtually all cellular processes are controlled by proteins, including important disease processes, knowledge of protein interactions and functions can be extremely valuable in the identification of novel drug targets for therapeutic development. In order to determine the function of genes and their role in disease pathways, we use our proprietary ProNet(R) and ProSpec(TM) technologies. These technologies enable us to identify human proteins, to discover the other proteins with which they interact and to improve our understanding of their involvement in important disease pathways. Each protein and its interacting partners form a network, which reads like a map, positioning the protein in the disease pathway and tracing the protein's role in that pathway.

     Using our high-throughput proteomic technologies, we screen target proteins with our proprietary libraries constructed from a variety of different tissues and organs, such as heart, brain, kidney, liver, breast and prostate. We have constructed over 20 proprietary libraries each containing approximately 10 million protein fragments. We apply our proprietary automation and robotic capabilities to the protein search process to allow high-throughput processing of protein interactions. Our current capacity allows us to identify hundreds of protein interactions each day.

     We believe that ProNet(R) and ProSpec(TM) provide significant opportunities to identify and develop novel drug targets by:

     .   discovering new proteins in the disease pathways;

     .   discovering functions for novel proteins;

     .   identifying new functions for known proteins;

     . identifying proteins involved in critical interactions along the pathway; and

     .   selecting high quality drug targets from disease pathways.

     We have developed a proprietary drug screening technology called ProTrap(TM) which allows us quickly and cost effectively to build high-throughput drug screens using a yeast-based system. We believe that yeast-based screens offer a number of distinct cost and time advantages in comparison to the more commonly used mammalian or cell-free screens. Yeast are inexpensive and easy to grow and yeast screens can be run through our liquid handling robotics platform.

     In the ProTrap(TM) system, yeast are manipulated genetically so that they produce a human or viral protein. When the protein is produced in one of a variety of proprietary yeast strains, it causes the strain to change in a way that can be easily detected. Therefore, when a small molecular weight compound inhibits or activates the protein, a further change in the characteristics of the yeast strain is identified. The drug discovery screens are designed to be run in parallel, such that each screen controls for false positives in other screens. The result is greater efficiency and a higher screening throughput. Additionally, our ProTrap(TM) technology has been extended to complement our other target validation technologies by determining the functions of proteins. It can also determine the biological activity of mutant proteins that may have utility in pharmacogenomics.

     Our high-throughput sequencing and screening systems use a robotics platform and bioinformatics software custom designed by our scientists and software engineers. This integrated system has been expanded to incorporate the introduction of a large number of genes and research populations, permitting the rapid comparison of novel mutations in candidate genes between individuals with diseases and healthy individuals drawn from the same population. This high-throughput, automated system enables us to rapidly detect genes and proteins, which are highly correlated with disease, and in many instances can be shown to be causal.

     The gene and drug discovery process generates vast amounts of information. Accordingly, we have designed proprietary bioinformatics systems, which provide significant analytical and data management capabilities. Our systems are based on integrated, protocol-driven database management software, which is used to track experiments and collect relevant data. In addition, we have developed a proprietary laboratory information management system. This system has the advantages of simplicity of design, ease of maintenance, and speed of development. To date, we have used our information management software for our high-throughput systems for protein analysis, genotyping, genomic sequencing, mutation screening and compound screening. This has been of fundamental importance in sample tracking and quality assessment and quality control. We believe our strength in bioinformatics provides us with a substantial competitive advantage.

     We employ state-of-the-art robotics platforms in all of our high-throughput systems. We use the same robotics software and hardware to ensure efficiency throughout our operations. Each of our robotics systems is connected continually in a real time interface with our proprietary laboratory information management system to maintain a high degree of precision in sample tracking. Our robotics systems have been designed to ensure that the sample volumes used for each of the applications are kept at minimum levels to maintain reagent cost savings in each of our operations. The high level of automation as well as the concerted effort in optimizing biochemistry and reducing reagent volumes allows us to produce data at a very competitive cost in the industry.


Therapeutic Product Development

     The pharmaceutical industry has been successful in developing medicines to treat the symptoms of disease. However, as the current generation of compounds nears the end of its patent protection, the industry has begun to seek new approaches to disease treatment. We believe that the future of medicine will be in the creation of new drugs that either prevent disease from initially developing or prevent disease from progressing by treating the cause, not just the symptoms, of disease. We believe that we can capture a greater portion of the potential value of drug targets that we discover by identifying and developing lead compounds, protein replacement therapies, and antibody therapies and taking these drug candidates through human clinical trials. For those therapeutic products in the area of cancer, we would be able to leverage the marketing efforts of our existing oncology sales force. Given the concentrated nature of the AIDS market, we intend to expand our sales force to address this market ourselves.

     We formed Myriad Pharmaceuticals, our wholly owned subsidiary, to use our proprietary proteomics technologies to discover and develop novel therapeutic products. We believe that our technology provides us with a significant advantage in drug discovery because it enables us to generate a large number of potential drug targets. Once these targets have been identified, we can rapidly screen a large number of these drug targets against our library of compounds. This integrated platform enables us to pursue a rapid and cost effective approach to identifying potentially valuable drug candidates.

     Our high-throughput screening is highly automated using robot workstations and a proprietary computerized management system that monitors each step of the process, confirms that each step has been performed to eliminate operator errors and automatically correlates results with compound identity and drug target. Current capacity is approximately 40 million screening data points per year.

     We also build mammalian cell secondary assays to evaluate the initial compounds arising from the primary drug discovery screens. To date, we have completed the evaluation of these assays for colon cancer, other solid tumors, AIDS and inflammatory diseases and have developed protocols to evaluate the mammalian toxicity of all compounds found in our drug discovery screens. We are exploring the biology around genes that we believe are involved in a variety of disease areas, including arteriosclerosis, chronic pain, chronic obstructive pulmonary disease and sleep disorders, and have selected 1,046 proteins for further evaluation using our ProNet(R) technology.

     To date, we have discovered 141 drug targets. We have built drug discovery screens for 56 of our proprietary drug targets and are screening them against our own compound library. We have identified 36 candidate drug compounds from our drug discovery screens, including drug candidates for cancer, heart disease, rheumatoid arthritis, Alzheimer's disease, HCV, HBV, acute thrombosis, and HIV targets, which satisfy the initial criteria of showing selectivity for one molecular target without obvious toxicity. Furthermore, the compounds have been shown to display a good dose response curve, showing increased activity at higher concentrations and decreased activity at lower concentrations.

     We have 12 drug candidates currently under development. Four of these drugs are in pre-clinical studies and our lead drug for the treatment of prostate cancer has recently completed a phase II clinical study. The following table outlines the status of our major drug development programs:

Advanced Drug Development

      DRUG             LEAD               LEAD          PRECLINICAL         CLINICAL          NDA
    CANIDATE        DISCOVERED        OPTIMIZATION        STUDIES            TRIALS         APPROVAL
      CANCER
MPC-7869            XXXXXXXXXXXXX     XXXXXXXXXXXXX     XXXXXXXXXXXXX     XXXXXXXXXXXXX
MPI-42511           XXXXXXXXXXXXX     XXXXXXXXXXXXX     XXXXXXXXXXXXX
MPI-176716          XXXXXXXXXXXXX     XXXXXXXXXXXXX     XXXXXXXXXXXXX
MPYS-197            XXXXXXXXXXXXX     XXXXXXXXXXXXX
MPYS-413            XXXXXXXXXXXXX

     ANTIVIRAL
MPI-49839           XXXXXXXXXXXXX     XXXXXXXXXXXXX     XXXXXXXXXXXXX
MPYS-900            XXXXXXXXXXXXX     XXXXXXXXXXXXX
MPYS-188            XXXXXXXXXXXXX

THROMBOSIS
MPC-1203            XXXXXXXXXXXXX     XXXXXXXXXXXXX     XXXXXXXXXXXXX

RHEUMATOID ARTHRITIS
MPYS-333            XXXXXXXXXXXXX     XXXXXXXXXXXXX
MPYS-563            XXXXXXXXXXXXX     XXXXXXXXXXXXX

ALZHEIMER'S DISEASE
MPYS-315            XXXXXXXXXXXXX

     MPC-7869: Candidate Drug for Prostate Cancer. MPC-7869 is a novel drug for the treatment of prostate cancer and is our most advanced therapeutic program. It has completed a phase II human clinical trial. In animal models of cancer, MPC-7869 demonstrated marked anti-tumor and anti-metastatic activity, significantly reducing the incidence of primary and secondary prostate tumors. In humans, the drug was well tolerated in normal healthy subjects and in advanced prostate cancer patients who have relapsed. The drug has good bioavailability and would be given in pill form, once a day. Among relapsing prostate cancer patients, the level of prostate specific antigen (PSA) increases dramatically. After MPC-7869 was given to a group of these patients, 52% experienced a reduction in the growth rate of their PSA levels. This is an exciting result and we are not aware of any other drug to achieve a similar or better response measured by PSA level, and this drug does so without toxic side effects. MPC-7869, therefore, holds promise as an effective, safe drug for the treatment and prevention of prostate cancer. Four patents have issued on the drug.

     MPI-176716: Candidate drug for Solid Tumors, Leukemia and Lymphoma. MPI-176716 is a novel small-molecule drug that inhibits an important step in the pathway controlling programmed cell death. As a result, most dividing cancer cell types tested to date are sensitive to this drug. We expect this drug candidate to address solid tumors as well as leukemia and lymphomas and possibly, to inhibit angiogenesis. These cancers account for an expected 1.3 million cases in 2001, according to the American Cancer Society. Drugs that have the potential to treat a common underlying mechanism of cancer have broad application to the treatment of disease and therefore, a very large market potential worldwide.

      MPI-49839: Candidate Drug for AIDS. Our novel drug, MPI-49839, represents a new approach to the treatment of AIDS. The concept behind the drug may enable the creation of an entirely new class of therapeutics. The drug is distinct from the protease inhibitors and reverse-transcriptase inhibitors, which are the current generation of AIDS drugs, or fusion and integrase inhibitors, which are other classes of anti-HIV drugs being studied. Our anti-HIV drug is especially exciting in that it has the potential to improve on these current treatments for AIDS. With the evolution of multi-drug resistant strains of the virus comes an increased need for therapies that act through different mechanisms. Although current drugs have been quite successful in improving survival for AIDS patients, the drugs do not eliminate the virus, thus drug therapy becomes a life-long commitment. Researchers at the University of California recently estimated that an alarming 42% of HIV-infected individuals will be resistant to the current generation of drugs by 2005Financial Printing GroupFinancial Printing Groupat the University of California recently estimated that an alarming 42% of HIV-infected individuals will be resistant to the current generation of drugs by 2005. The ability to establish long-term suppression of viral activity requires new drugs that are more impervious to viral resistance. Novel approaches such as Myriad's may well provide that extended therapeutic benefit to patients. MPI-49839 is in pre-clinical studies, and if successful, we plan to enter human clinical trials in AIDS patients.

     MPI-42511: Candidate Drug for Colon Cancer. MPI-42511 is a novel small-molecule drug that inhibits a key regulator of a cancer pathway that is involved in 95% of all cases of colon cancer. Our scientists employed a rapid, high-throughput two-tier screening procedure to discover this potential colon cancer drug. Initially, we screened our library of small molecules for their ability to inhibit the activity of the drug target. We isolated several candidates, which were subsequently screened for the ability to specifically kill human colon cancer cells without harming normal cells. These compounds provide the potential to prevent unchecked cell growth during the progression of colon cancer. The lead drug is now in pre-clinical evaluation, and if successful, we plan to enter human clinical trials in colon cancer patients.

     MPC-1203: Candidate Drug for Acute Thrombosis. MPC-1203 is a proprietary recombinant form of the human protein, anti-thrombin III. Anti-thrombin III plays a critical role in helping to maintain the flow of blood by inhibiting clot formation. It is a circulating plasma protein that is produced in the liver. Following severe trauma or major surgery, this essential protein is degraded by enzymes, and can no longer prevent the blood from clotting. Our proprietary form effectively resists degradation by these enzymes, which are released during inflammatory events. By resisting inactivation, MPC-1203 remains in circulation, available to carry out its function in the body. Blood clotting is a major concern following orthopedic surgery such as hip replacement surgery, open heart surgery and other critical trauma to the body. Clotting of the blood is also a cause of organ failure and death following sepsis and cancer. MPC-1203 is the subject of two United States patent applications and eight foreign patent applications. Our protein drug is in pre-clinical testing, and if successful, we plan to enter human clinical trials.


Predictive Medicine Products

     Predictive medicine identifies those individuals at risk for the development of specific diseases, and guides the healthcare management of those predisposed individuals to delay the onset or prevent the occurrence of specific diseases. Once a predisposed individual is identified, that individual can make more informed decisions in selecting the most appropriate surveillance measures and therapeutic course of action. Because predictive medicine guides the healthcare management of those predisposed individuals, this allows healthcare resources to be focused on individuals who have the greatest need and may reduce waste in the healthcare system.

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

     Through our wholly owned subsidiary, Myriad Genetic Laboratories, we are committed to the development and marketing of novel products for the emerging market opportunities of predictive medicine and personalized medicine. We provide educational and support services to physicians and healthcare professionals as part of our predictive medicine business. The predictive medicine products we have developed and currently market are not subject to FDA approval, but are subject to oversight and approval under the Clinical Laboratory Improvement Amendments, or CLIA. We have obtained all approvals required by CLIA.

     Our strategy is to first introduce predictive medicine products in the United States, and then to make them available worldwide through strategic marketing partnerships abroad. We have developed three predictive medicine products, BRACAnalysis(R), COLARIS(TM) and CardiaRisk(R). We are currently marketing these products in the United States directly through our own 75 person sales force. We are in the process of developing additional predictive medicine products, PROLARIS(TM) for genetic susceptibility to prostate cancer and MELARIS(TM) which assesses a person's risk for melanoma, a deadly form of skin cancer.

     The potential international market for our predictive medicine products is estimated to be at least twice the size of the United States market. After introducing predictive medicine products in the United States, we plan to introduce our products in foreign markets primarily through strategic marketing partners. We have completed marketing agreements with MDS Laboratory Services in Canada, Falco Biosystems, Ltd. in Japan and Bioscientia, Ltd. in Germany, Austria and Switzerland.

     BRACAnalysis(R): Predictive Medicine Product for Breast and Ovarian Cancer. It is estimated that each year, approximately 190,000 women in the United States are diagnosed with breast cancer and approximately 25,000 women are diagnosed with ovarian cancer. Each year in the United States, an estimated 40,000 women will die from breast cancer, which has the second highest cancer mortality rate among women, and an estimated 14,500 women will die of ovarian cancer. BRCA1 and BRCA2 appear to be responsible for approximately 84% of the early onset hereditary breast cancer and approximately 90% of hereditary ovarian cancer. A study of women in the United States published in the American Journal of Human Genetics indicates that a woman with a BRCA1 mutation has an 86% risk of developing breast cancer by age 80 as compared to a general population risk of 10%. Additionally, according to a study published in Lancet, the risk to a woman with a BRCA1 mutation of developing ovarian cancer by age 70 is approximately 44%, compared to a general population risk of approximately 1%. Women with BRCA2 mutations have approximately the same risk of breast cancer as BRCA1 mutation carriers. BRCA2 mutations also increase the risk of ovarian cancer in women, although not as much as in those with BRCA1 mutations.

     BRACAnalysis(R) is a comprehensive analysis of the BRCA1 and BRCA2 genes for determining a woman's susceptibility to breast and ovarian cancer. BRACAnalysis(R) provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, chemoprevention and treatment decisions. The price for the test is currently $2,680 and is covered by health maintenance organizations and health insurance providers in the United States. We have nine issued United States patents covering BRACAnalysis(R).

     COLARIS(TM): Predictive Medicine Product for Colon Cancer and Uterine Cancer. Colorectal cancer is the second leading cause of cancer deaths in the United States, with approximately 135,000 new cases expected to be diagnosed in the year 2001. Familial forms of colorectal cancer were estimated in 1997 to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. The health care management considerations in these hereditary syndromes are similar to those for breast and ovarian cancer at-risk individuals. Individuals who carry a mutation in one of the two colon cancer genes have a greater than 80% lifetime risk of developing colon cancer and women have a 60% life time chance of developing uterine cancer. Highly effective preventive measures include colonoscopy and the removal of precancerous polyps. To illustrate the predictive medicine value of molecular testing in colorectal cancer syndromes, it has been shown that individuals who carry gene mutations can lower their risk of developing cancer by more than 50% with appropriate preventive and surveillance measures.

     COLARIS(TM) is a comprehensive analysis of the MLH1 and MSH2 genes for determining a person's risk of developing colon cancer or uterine cancer. COLARIS(TM) provides important information that we believe will help in the surveillance and possible prevention of colon cancer. The price for the test is $1,950 and is covered by health maintenance organizations and health insurance providers in the United States.

     CardiaRisk(R): Personalized Medicine Product for Hypertension. Approximately 50 million people in the United States are hypertensive. Hypertension has a significant genetic component and is a major risk factor for cardiovascular disease, kidney failure and stroke. The angiotensinogen gene, or AGT gene, is believed to be involved in the salt-dependent form of hypertension, which accounts for approximately 35% of all hypertension. Therapy for these patients includes the use of a low-salt diet, other dietary regimens, and numerous drug therapies to control blood pressure. Results of a recent study of 1,509 patients by the National Institutes of Health showed that of all patients placed on a low-salt diet, only patients with the AGT mutation achieved a significant reduction in blood pressure over the three-year course of the study. Patients in this study with the variant form of the AGT gene were also found to be 42% more likely to experience hypertension earlier in life and more severely.

     CardiaRisk(R) identifies individuals likely to respond to specific high blood pressure therapies by screening for mutations of the AGT gene. Using CardiaRisk(R) to help predict the specific therapies and drugs to which a patient will respond may improve patient compliance, reduce adverse side effects and decrease overall healthcare costs. CardiaRisk(R) is a fully automated test that we perform using DNA extracted from a patient's blood sample. The cost for the test is $295 and it is not currently reimbursed by health insurance. We believe CardiaRisk(R) is one of the first commercially available personalized medicine products. We have six issued United States patents covering CardiaRisk(R).

     MELARIS(TM): Predictive Medicine Product for Melanoma. We have a substantial development program on a predictive medicine product for genetic susceptibility to melanoma. The incidence of melanoma, a malignant form of skin cancer, has increased approximately 4% per year since the early 1970's and is the second fastest growing cancer in the United States. This year over 51,000 Americans are expected to be diagnosed with melanoma, according to the American Cancer Society. We discovered that mutations in the p16 gene are involved in cancer and can be inherited and predispose individuals to melanoma, as reported in the September 1994 issue of the journal Nature Genetics. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. We believe that approximately 10% of melanoma cases are hereditary.

     MELARIS(TM), which assesses a person's risk of developing melanoma, provides important information that we believe will be useful in the surveillance and prevention of melanoma. Melanoma can be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which precancerous lesions are removed before cancer can develop. MELARIS(TM) is scheduled for introduction to the market in the Fall of 2001 through our 75 person oncology sales force and represents our fourth commercial product. We have 12 issued United States patents covering MELARIS(TM).

     PROLARIS(TM): Predictive Medicine Product for Prostate Cancer. We have a substantial development program on a predictive medicine test for prostate cancer based upon our discovery of the HPC2 prostate cancer gene, as reported in the February 2001 issue of the journal Nature Genetics. Prostate cancer is diagnosed in approximately 198,000 men each year in the United States. According to the American Cancer Society, over 31,000 men will die of the disease in 2001, making it the second most common cause of cancer death in men. Early diagnosis is effective in increasing the survival for patients with prostate cancer. Diagnosis at the local and regional stages is associated with a five-year survival rate approaching 100%, although survival rates for more advanced tumors decline rapidly. Tests such as PSA have had a positive effect on survival with prostate cancer, and close monitoring of PSA levels among men identified as high risk from the PROLARIS(TM) test offer potential for early diagnosis and improved survival.


Strategic Alliances

     In order to limit the financial risks associated with the development of therapeutic products, including costs associated with related clinical trials of such drugs, our strategy is to enter into alliances with corporate partners who assume such risks and other assorted financial costs. In addition to our current strategic alliances, we are actively pursuing other partners in areas that we believe may enhance our ability to develop and exploit our technology. The financial structure of our strategic alliances varies with each agreement and may include research payments, equity investments, milestone payments, upfront license payments, and royalty payments or profit sharing.

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

     We have established research collaborations with 10 major pharmaceutical or multinational companies, including Bayer Corporation, Eli Lilly and Company, Hitachi Ltd., Novartis Corporation, Oracle Corporation, Pharmacia Corporation, Hoffmann-LaRoche Inc., Schering AG, Schering-Plough Corporation, and Torrey Mesa Research Institute.

     We intend to enter into additional collaborative relationships with other corporate partners to locate and sequence genes and proteins, to discover protein networks associated with other common diseases, and to identify lead compounds which may be developed into commercial therapeutic products by those partners.


Patents and Proprietary Rights

     We intend to seek patent protection in the United States and major foreign jurisdictions for genes, proteins, protein interactions, antibodies, drug targets, drug compounds, transgenic animals, technology related methods and processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We also intend to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used in discovering and characterizing new genes and proteins and which may be used in the development of novel predictive medicine and therapeutic products. To protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. These confidentiality and invention assignment agreements may not provide us with adequate protection. In addition, any such patents may not issue, and the breadth or the degree of protection of any claims of such patents may not afford us with significant protection.

     We own or have licensed rights to 65 issued patents and numerous patent applications in the United States and foreign countries. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed.

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

     Our failure to obtain a license to any technology that we may require to commercialize our technologies or potential products could have a material adverse effect on our business. There is also considerable pressure on academic institutions to publish discoveries in the genomic and proteomic fields. Such a publication by an academic collaborator of ours prior to the filing date of our application, if it covers a discovery claimed in the application, may preclude the patent from issuing or the filing of foreign patent applications, or if a patent was issued, may invalidate the patent.

     We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. These include some of our genomic, proteomic, robotic and bioinformatic technologies. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or products after obtaining regulatory clearance, competitors may be able to market competing processes and products.

     Others may obtain patents having claims which cover aspects of our products or processes which are necessary for or useful to the development, use or manufacture of our services or products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of predictive medicine products and potential therapeutic products could be limited or prohibited.

     In addition, we are a party to various license agreements which give us the rights to use certain technology in our research, development and testing processes. We may not be able to continue to license this technology on commercially reasonable terms, if at all. Our failure to maintain rights to this technology could have a material adverse effect on our business.


Competition

     Competition is intense in our existing and potential markets. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We expect competition to intensify in the fields in which we are involved as technical advances occur in these fields and become more widely known.

     We expect to encounter significant competition with respect to any drugs that may be developed using our technologies. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of therapeutic products prior to us may achieve a significant competitive advantage. We may not be able to develop such products successfully and we may not obtain patents covering such products that provide protection against competitors. Moreover, competitors may succeed in developing therapeutic products that circumvent our products, our competitors may succeed in developing technologies or products that are more effective than those developed by us or that would render our technologies or products less competitive or obsolete.

     The technologies for discovering genes that predispose persons to major diseases and approaches for commercializing those discoveries are new and rapidly evolving. Rapid technological developments could result in our potential services, products, or processes becoming obsolete before we recover a significant portion of our related research and development costs and associated capital expenditures. If we do not discover disease-predisposing genes, characterize their functions, develop predictive medicine products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before our competitors, we could be adversely affected. Moreover, any predictive medicine products that we may develop could be made obsolete by less expensive or more effective tests or methods that may be developed in the future.


Governmental Regulation

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and services and in our ongoing research and development activities. The therapeutic products and predictive medicine products developed by us will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval could have a material adverse effect on our business.

     Therapeutics. We intend to develop independently therapeutic products based on our discoveries. Such products will be subject to regulation by the FDA and foreign regulatory authorities and require approval before they may be clinically tested and commercially marketed for human therapeutic use in the United States and other countries. The precise regulatory requirements with which we will have to comply are undergoing frequent revisions and refinement. It is also uncertain whether the clinical data generated in such studies will be acceptable to the FDA such that the FDA will approve the marketing of such products. In addition, obtaining FDA approval for therapeutic products is a costly and time consuming process.

     The steps required before a pharmaceutical agent may be marketed in the United States include:

     .    pre-clinical laboratory, in vivo and formulation studies;

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

     In the case of products for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase II trials and thus these trials are frequently referred to as Phase I/II trials. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of any compound within any specific time period, if at all. Furthermore, the FDA or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as part of a NDA. The FDA may deny a NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     On November 21, 1997, President Clinton signed into law the Food and Drug Administration Modernization Act. That Act codified the FDA's policy of granting "fast track" approval for therapies intended to treat severe or life-threatening diseases such as cancer and AIDS. This new policy is intended to facilitate the study of life saving therapies and shorten the total time for marketing approvals; however, there can be no assurance that these fast track procedures will shorten the time of approval for any of our products.

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

     Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing practices, or cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements.

     Predictive Medicine. We are subject to governmental regulation at the federal, state, and local levels as a clinical laboratory. We have received CLIA certification from the Department of Health and Human Services. On the state level, New York has implemented regulations concerning molecular diagnostic testing and we have received approval from the State of New York for breast and ovarian cancer susceptibility, colon and uterine cancer susceptibility and hypertension/heart disease risk. We are aware of several other states that require licensing or registration of general clinical laboratory activities. We believe that we have taken all steps required of us in such jurisdictions in order for us to conduct business in those jurisdictions. However, we may not be able to maintain state level regulatory compliance in all states where we may do business. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business.

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


Human Resources

     As of September 1, 2001, we had 452 full-time equivalent employees, including 57 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

     Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.


Risk Factors


We are a company in the early stages of development and commercialization and may never achieve the goals of our business plan.

     We may be unable to continue to successfully develop or commercialize our products. Certain of our products are still in the early stages of development. We began operations in 1991 and have been engaged primarily in research directed toward the discovery and sequencing of genes, proteins, and protein pathways that predispose people to common diseases and the development of therapeutic and predictive medicine products. In October 1996 we introduced for commercial use BRACAnalysis(R), our first predictive medicine product. In January 1998 we introduced for commercial use CardiaRisk(R), our second predictive medicine product. In August 2000, we announced the launch of COLARIS(TM), our most recent predictive medicine product to be introduced.

     Our lead therapeutic compound has recently completed a Phase II human clinical trial. Other therapeutic products are in various stages of pre-clinical development. Any therapeutic products under development by us will take several more years to develop and undergo extensive pre-clinical and clinical testing. Additionally, therapeutic products are subject to substantial regulatory review. We may be unable to discover or develop any therapeutic or additional predictive medicine products through the utilization of our technologies. Even if we develop products for commercial use, we may not be able to develop products that:

     .    meet applicable regulatory standards, in a timely manner or at all;

     .    successfully compete with other technologies and products;

     .    avoid infringing the proprietary rights of others;

     .    are manufacturable in sufficient quantities or at reasonable cost; or

     .    are successfully marketed.

We have a history of operating losses and expect to continue to incur losses in the future.

     We have a limited operating history and have experienced operating losses since our inception. We expect these losses to continue for the next several years and we may never be profitable or achieve significant revenues. For example, we experienced net losses of $7,174,493 during the fiscal year ended June 30, 2001, $8,722,102 during the year ended June 30, 2000 and $9,995,453 during the year ended June 30, 1999. We had an accumulated deficit of $59,836,475 as of June 30, 2001. In order to develop and commercialize our products, we expect to incur significant increases in our expenses over the next several years. As a result, we expect to incur operating losses at least for the foreseeable future. Our ability to achieve significant revenues or profitability will depend upon numerous factors, including our ability to:


     . identify drug targets and lead compounds that may lead to future therapeutic products;

     . create and introduce additional marketable predictive medicine products; and

     .    obtain and maintain strategic collaborations.

If we are unable to overcome financial and regulatory obstacles, including those that arise in connection with new technologies, then we may never be able to develop commercially viable therapeutic products.

     We are currently initiating the development of potential therapeutic products, which will require significant research and development expenditures, extensive pre-clinical and clinical testing and regulatory approvals. Preclinical and clinical testing will require the expenditure of significant funds. Even after spending significant funds, we may not be able to develop or successfully commercialize any potential therapeutic products.

     Therapeutic products that we may develop will be subject to the risks of failure inherent in the development of therapeutic products based on new technologies. These risks include the possibilities that:

     . potential therapeutic products will be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory clearances;

     . the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

     . proprietary rights of third parties will preclude us or our partners from marketing our products; or

     .    third parties will market superior or equivalent products.

     In addition, before receiving all required FDA approvals to market any product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that would be treated. The clinical testing, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities, which can take many years and requires the expenditure of substantial financial and other resources. We may never obtain regulatory approvals for any products that we develop. Moreover, if regulatory approval of a product is granted, this approval may impose limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review, and the discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

     Clinical trials or marketing of any potential therapeutic products may expose us to liability claims from the use of these therapeutic products. We may not be able to obtain product liability insurance or, if obtained, sufficient coverage may not be available at a reasonable cost. In addition, as we develop therapeutic products internally, we will have to make significant investments in therapeutic product development, marketing, sales and regulatory compliance resources. We will also have to establish or contract for the manufacture of products, including supplies of drugs used in clinical trials, under the current good manufacturing practices of the FDA, which can be time consuming and costly.

If we are unable to maintain relationships with current collaborative partners or enter into new collaborative arrangements, then our business will be harmed.

     We currently depend heavily and will depend heavily in the future on third parties for support in product development, manufacturing, marketing and distribution. Part of our current business strategy is to form collaborative arrangements with strategic partners to develop and commercialize therapeutic products based on our gene discoveries. We may not be able to maintain our current collaborative arrangements or negotiate additional acceptable collaborative arrangements in the future.

     The research phase of our collaborations expire after a fixed term. Any current or future collaborative arrangement may not be successful. Failure of any collaborative arrangement, or termination by any of our collaborative partners of their respective agreements, could have a material adverse effect on our business. Further, additional milestone payments and future potential royalty payments from our collaborators are dependent upon their continuing to develop products based on the potential therapeutic targets we delivered to them. These partners may decide not to develop any products based on these targets. Even if these partners commence such development, they could decide to terminate it at any time.

     In addition, our collaborative partners may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means of developing diagnostic products or treatments for the diseases targeted by the collaborative programs. Our interests may not continue to coincide with those of our collaborative partners, and some of our collaborative partners may develop, independently or with third parties, therapeutic or diagnostic products that could compete with those developed in collaboration with our partners or independently. Additionally, disputes over rights or technology or other proprietary interests may arise. Such disputes or disagreements between us and our collaborative partners could lead to delays in collaborative research projects, or could result in litigation or arbitration, any of which could have a material adverse effect on our business. In addition, there have been a significant number of recent consolidations among pharmaceutical companies. These consolidations among the companies with which we are collaborating could result in the diminution or termination of, or delays in, the development or commercialization of the products or research programs under one or more of our collaborative agreements.

BRACAnalysis(R), CardiaRisk(R), COLARIS(TM) and any other predictive medicine or therapeutic products that we may develop may never achieve significant commercial market acceptance.

     We may not succeed in achieving significant commercial market acceptance of any of our products. While we have marketed BRACAnalysis for several years and have gained some acceptance with oncologists and surgeons, we need to convince the larger group of obstetricians/gynecologists and primary care physicians of the benefits of BRACAnalysis in order to increase our sales of the product. We introduced our newer products CardiaRisk in August 1998 and COLARIS in August 2000 and may not succeed in achieving commercial acceptance of either product. Our ability to successfully commercialize BRACAnalysis, CardiaRisk and COLARIS, as well as any other predictive medicine or therapeutic products that we may develop, will depend on several factors, including:

     .    Our ability to convince the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and predictive medicine techniques.

     .    The agreement by third-party payors to provide full or even partial reimbursement coverage for our products, the scope and extent of which will affect patients willingness or ability to pay for our products and will likely heavily influence physicians' decisions to recommend our products. To date, no third-party payors have been willing to reimburse patients for CardiaRisk.

     .    The willingness of physicians and patients to utilize predictive medicine products which are difficult to perform and interpret. This difficulty is caused by a combination of factors, including the large number, sometimes many hundreds, of different mutations in the genes which our tests analyze, the need to characterize each specific mutation, and the ability of our products to predict only as to a statistical probability, not certainty, that a tested individual will develop the disease for which the test has been completed.

     These factors present obstacles to significant commercial acceptance of our products, which we will have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so will harm our business.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our products.

     Research in the field of genomics and proteomics is intense and highly competitive. This research is characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important genes and determine their function before we do. We could be adversely affected if we do not discover genes, proteins or protein pathways and characterize their function, develop therapeutic and predictive medicine products based on these discoveries, obtain regulatory and other approvals and launch these products and their related services before our competitors. We also expect to encounter significant competition with respect to any therapeutic or predictive medicine products that we may develop or commercialize. Those companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of therapeutic products before we do may achieve a significant competitive advantage in marketing and commercializing their products. We may not be able to develop therapeutic or predictive medicine products successfully and may not obtain patents covering these products that provide protection against our competitors. Moreover, our competitors may succeed in developing therapeutic or predictive medicine products that circumvent our technologies or products. Or, our competitors may succeed in developing technologies or products that are more effective than those developed by us or that would render our technologies or products less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known.

If our current collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes and commercialize therapeutic and predictive medicine products could be adversely affected.

     We have relationships with collaborators at academic and other institutions who conduct research at our request. These collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. We have established collaborations with the University of Utah, Intermountain Health Care, and Galileo Genomics, Inc. to pursue the discovery of genes involved in cancer, cardiovascular disease, obesity, osteoporosis, asthma, and certain central nervous system disorders. Our ability to discover genes, proteins, and protein pathways involved in human disease and commercialize therapeutic and predictive medicine products will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

     Our research collaborators and scientific advisors may have relationships with other commercial entities, some or all of which could compete with us. Our research collaborators and scientific advisors sign agreements which provide for the confidentiality of our proprietary information and the results of studies conducted at our request. We may not, however, be able to maintain the confidentiality of our technology and other confidential information in connection with every collaboration. The dissemination of our confidential information could have a material adverse effect on our business.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which funding may not be available.

     We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least the next two years. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective therapeutic and predictive medicine products. Our ongoing gene discovery programs and our efforts to develop therapeutic and predictive medicine products will require substantial cash resources. If, for example, a new disease gene is discovered through these efforts, we would require funds in addition to our current operating plan to develop and launch a new predictive medicine product. Additionally, if we discover a new drug target with promising therapeutic properties, we would require funding in addition to our current operating plan to move the candidate drug into pre-clinical studies and human clinical trials. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of additional capital resources include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible debt securities. This additional funding may not be available to us or, if available, it may not be on reasonable terms.

     Because of our potential long-term capital requirements, we may access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If additional funds are raised by issuing equity securities, existing shareholders may suffer significant dilution.

If we are unable to comply with applicable governmental regulations, we may not be able to continue our operations.

     The establishment and operation of our predictive medicine laboratory and the production and marketing of services and products developed through our technologies, as well as our ongoing research and development activities, are subject to regulation by numerous federal, state and local governmental authorities in the United States and by comparable regulatory agencies in other countries where we might seek to market services and products that may be developed. On the state level, only New York has implemented regulations concerning predictive medicine products and we have been accredited under the Clinical Laboratory Evaluation Program by the Department of Health of the State of New York for BRACAnalysis(R), CardiaRisk(R), and COLARIS(TM). Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of Myriad Laboratories' clinical activities and could have a material adverse effect on our business. We have received federal accreditation from the Department of Health and Human Services under the Clinical Laboratory Improvement Amendments, or CLIA, to operate our predictive medicine laboratory. However, our accreditation may subsequently be revoked, suspended or limited, or our accreditation may not be renewed on an annual basis as required. Furthermore, while the FDA has elected not to substantially regulate the activities or diagnostic tests performed by laboratories like our clinical laboratory, the FDA has stated that it has the right to do so, and the FDA may seek to regulate or require clearance or approval of our products in the future. If the FDA should require that these products receive FDA approval prior to their use in our laboratory, this approval may not be received on a timely basis, if at all.

If the FDA decides to regulate predictive medicine products, or if groups such as insurance companies and employers discriminate against individuals with a genetic predisposition to a disease, then demand for our predictive medicine products may decrease.

     Predictive medicine products have raised ethical issues regarding confidentiality and the appropriate uses of information provided by these products. For these reasons, governmental authorities place restrictions on, or regulate the use of, predictive medicine products. While largely prohibited through federal and state laws, it is possible that discrimination by insurance companies against patients shown to have a genetic predisposition to a particular disease could occur through the raising of premiums by insurers to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage. We could experience a delay in market penetration or a reduction in the size of our potential serviceable market, which would adversely affect future revenue, if insurance discrimination were to become a significant barrier to testing acceptance. Similarly, employers could discriminate against employees with a genetic predisposition to a disease due to the increased risk for disease resulting in possible cost increases for health insurance and the potential for lost employment time. Any of these scenarios could cause us to experience a delay or reduction in product acceptance, which could materially adversely affect our business.

If we are not able to protect our proprietary technology, our business will be harmed and we may not remain competitive.

     Our success will depend, in part, on our ability to obtain patent protection, both in the United States and in other countries, for genes we discover, for the function of the protein produced by the genes and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date there has not emerged from the United States Patent and Trademark Office("PTO"), the United States courts, or from patent offices or courts in foreign countries, a consistent policy regarding the breadth of claims allowed in biotechnology patents. Our or our licensors' patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technology or products. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented.

     Our products may also conflict with patents that have been or may be granted to others. As the biotechnology industry expands and more patent applications are filed and patents are issued, the risk increases that our products may give rise to a declaration of interference by the PTO, or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing, manufacturing or marketing our products. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our business. In addition, there is considerable pressure on academic institutions to publish discoveries in the genetic field. Such a publication by an academic collaborator of ours, prior to the filing of a patent application on this discovery, may compromise our ability to obtain U.S. and foreign patent protection for the discovery.

     If a third party files a patent application with claims to a gene or protein we have discovered, the PTO may declare an interference between competing patent applications. If an interference is declared, we may not prevail in the interference. If the other party prevails in the interference, we may be precluded from commercializing services or products based on the gene or protein, or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

     We also rely upon unpatented proprietary technologies. We may not be able to adequately protect our rights in such unpatented proprietary technologies, which could have a material adverse effect on our business. For example, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our proprietary technologies or disclose our technologies to our competitors.

If we were sued for patent infringement by third parties, we might incur significant costs and delays in product introduction.

     Our industry includes many organizations seeking to rapidly identify and characterize genes through the use of gene expression analysis and other technologies. To the extent any patents are issued to those organizations on partial or full-length genes or uses for such genes, the risk increases that the sale of our predictive medicine products currently being marketed or under development, and any sales of therapeutic drugs developed by us, may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering genes or gene products that are similar or identical to our products. Any of these patent applications may have priority over our patent applications. Any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes or could enjoin us from continuing to manufacture or market the affected products and processes, thereby significantly increasing our costs associated with, and significantly delaying, product introduction and marketing. We may not prevail in any of these actions and any license required under any of these patents may not be available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources.

If we fail to retain our key personnel and hire, train and retain qualified employees and consultants, we may not be able to successfully continue our business.

     Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. We are currently recruiting additional qualified management, scientific and technical personnel. Competition for such personnel is intense. Loss of the services of or failure to recruit additional key management, scientific and technical personnel would adversely affect our research and development programs and predictive medicine business and may have a material adverse effect on our business as a whole.

     Our agreements with our employees generally provide for employment that can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision to which each employee is subject expires on the applicable date of termination of employment.

We depend on a limited number of third parties for some of our supplies of equipment and reagents. If these supplies become unavailable, then we may not be able to successfully perform our research or operate our business at all or on a timely basis.

     We currently rely on two suppliers to provide our gene sequencing machines and reagents required in connection with our research. We believe that currently there are limited alternative suppliers of gene sequencing machines and reagents. The gene sequencing machines or the reagents may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional gene sequencing machines or an adequate supply of reagents or other ingredients at commercially reasonable rates, our ability to continue to identify genes and perform molecular diagnostic testing would be adversely affected.

If we were successfully sued for product liability, we could face substantial liabilities that exceed our resources.

     Our business exposes us to potential liability risks inherent in the testing, marketing and processing of predictive medicine products, including possible misdiagnoses. Although we are insured against such risks up to a $13,000,000 annual aggregate limit in connection with the use of our products, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. Our business also may expose us to liability inherent in the testing, manufacturing and marketing of prospective therapeutic products. Liability claims may be asserted against us. We have obtained product liability and other related insurance, but we may not be able to maintain this insurance on acceptable terms.

Our business involves environmental risks that may result in liability for us.

     In connection with our research and development activities, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of controlled materials comply with the standards prescribed by state and federal regulations, accidental contamination or injury from these materials may occur. In the event of such an occurrence, we could be held liable for any damages that result and any such liability could exceed our resources.

Our stock price is highly volatile and our stock may lose all or a significant part of its value.

     The market prices for securities of biotechnology and genomic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

     .    quarterly fluctuations in operating results;

     . announcements by us, our collaborative partners or our present or potential competitors;

     .    technological innovations or new commercial products or services;

     .    regulatory approval developments;

     .    developments or disputes concerning patent or proprietary rights;

     . public concern regarding the safety, efficacy or other implications of our products or services; or

     .    general market conditions out of our control.


Item 2.   FACILITIES

     Our headquarters and facilities are located in Salt Lake City, Utah. We currently lease a 92,000 square foot building dedicated to research and development, administration and laboratory space that has received federal certification under CLIA. Activity related to our research, drug development and predictive medicine segments is performed at this location. We have also committed to lease a 57,000 square foot building which is currently under construction. This new structure will be attached to our current facility. Additionally, we lease 6,440 square feet for various research support functions. The lease on our primary facility has a term of ten years, and provides for a renewal option for a term of up to ten additional years.

     We believe that our existing facilities and equipment are well maintained and in good working condition. We believe our current facilities will provide adequate capacity for the foreseeable future. We continue to make investments in capital equipment as needed to meet the research requirements of our collaborative agreements, our drug development requirements, and the anticipated demand for our predictive medicine products.


Item 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended June 30, 2001.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock began trading on the Nasdaq National Market on October 6, 1995 under the symbol "MYGN". The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market:

                                                 High         Low
                                                 ----         ---
     Fiscal 2001:
          Fourth Quarter.....................  $  79.85     $ 29.50
          Third Quarter......................  $  81.75     $ 31.25
          Second Quarter.....................  $ 138.00     $67.188
          First Quarter......................  $ 92.813     $ 53.00
     Fiscal 2000:
          Fourth Quarter.....................  $ 76.063     $ 19.00
          Third Quarter......................  $116.063     $21.313
          Second Quarter.....................  $ 25.375     $  8.25
          First Quarter......................  $   9.75     $ 4.323

     As of September 1, 2001, there were approximately 141 stockholders of record of the Common Stock and, according to the Company's estimates, approximately 13,762 beneficial owners of the Common Stock. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Sale of Unregistered Securities

     None.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our consolidated financial data as of and for each of the five years ended June 30, 2001. The selected consolidated financial data as of and for each of the five years ended June 30, 2001 have been derived from our consolidated financial statements. The consolidated financial statements and the report thereon for the year ended June 30, 2001 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.


                                                                          Years Ended June 30,
                                            --------------------------------------------------------------------------------
                                                2001             2000             1999             1998             1997
                                                ----             ----             ----             ----             ----
Consolidated Statement
    of Operations Data:
Research revenue..........................  $ 28,071,252     $ 25,219,766     $ 20,093,057     $ 20,999,598     $ 14,732,054
Predictive medicine revenue...............    17,091,139        8,793,272        5,220,349        2,210,983          504,045
                                            ------------     ------------     ------------     ------------     ------------
    Total revenues........................    45,162,391       34,013,038       25,313,406       23,210,581       15,236,099
Costs and expenses:
  Predictive medicine cost of revenue.....     7,402,906        3,986,473        3,066,354        1,391,368          340,461
  Research and development expense........    33,818,144       28,098,769       23,452,220       23,002,340       18,580,229
  Selling, general and administrative
     expense..............................    17,077,846       13,474,923       11,105,520       11,807,023        8,755,217
                                            ------------     ------------     ------------     ------------     ------------
    Total costs and expenses..............    58,298,896       45,560,165       37,624,094       36,200,731       27,675,907
                                            ------------     ------------     ------------     ------------     ------------
    Operating loss........................   (13,136,505)     (11,547,127)     (12,310,688)     (12,990,150)     (12,439,808)
Other income (expense):
  Interest income.........................     6,850,479        3,208,506        2,348,827        3,223,683        3,414,379
  Interest expense........................            --               --           (6,278)         (32,681)         (66,661)
  Other...................................      (305,134)        (383,481)         (27,314)           2,113         (114,190)
                                            ------------     ------------     ------------     ------------     ------------
     Net loss before income taxes.........    (6,591,160)     ($8,722,102)     ($9,995,453)     ($9,797,035)     ($9,206,280)

Income taxes..............................      (583,333)              --               --               --               --
                                            ------------     ------------     ------------     ------------     ------------
    Net loss..............................   ($7,174,493)     ($8,722,102)     ($9,995,453)     ($9,797,035)     ($9,206,280)
                                            ============     ============     ============     ============     ============

Basic and diluted net loss per share......        ($0.31)          ($0.43)          ($0.53)          ($0.53)          ($0.52)
                                            ============     ============     ============     ============     ============
Basic and diluted weighted average shares
 outstanding..............................    22,815,035       20,220,446       18,782,244       18,578,962       17,807,836
                                            ============     ============     ============     ============     ============

                                                                         As of June 30,
                                            --------------------------------------------------------------------------------
                                                2001             2000             1999             1998             1997
                                                ----             ----             ----             ----             ----
 Consolidated Balance
  Sheet Data:
  Cash, cash equivalents and
    marketable investment securities......  $145,954,968     $ 88,655,844     $ 38,926,459     $ 53,109,493     $ 63,077,439
  Working capital.........................   104,615,236       57,263,118        8,348,224       21,806,290       38,796,960
  Total assets............................   172,145,355      106,375,305       53,550,940       67,391,972       76,063,331
  Notes payable less current
    portion...............................            --               --               --               --          128,844
 Stockholders' equity.....................   139,561,798       77,706,647       48,215,736       57,481,013       66,178,975

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

     We are a leading biopharmaceutical company focused on the development and marketing of novel therapeutic and predictive medicine products. We have developed a number of proprietary proteomic technologies which permit us to identify genes, their related proteins and the biological pathways they form.
We use this information to better understand the role proteins play in the onset and progression of human disease. We operate two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize our therapeutic and predictive medicine discoveries. Myriad Pharmaceuticals, Inc. develops and intends to market novel therapeutic products. Myriad Genetic Laboratories, Inc. focuses on the development and marketing of predictive medicine products that assess an individual's risk of developing a specific disease.

     Myriad researchers have made important discoveries in the fields of cancer, viral diseases such as AIDS, and acute thrombosis. These discoveries point to novel disease pathways and have paved the way for the development of new drugs. Additionally, our pipeline of drug targets offers therapeutic opportunities for the treatment of diseases such as heart disease, rheumatoid arthritis, Alzheimer's Disease and other central nervous system disorders. We have identified 141 drug targets to date. We have also established a portfolio of 12 drug candidates that are under development at Myriad. Four of these drug candidates are in pre-clinical testing, while our lead therapeutic product for the treatment of prostate cancer recently completed a phase II human clinical trial. We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer and infectious diseases.

     We also have developed and commercialized three innovative predictive medicine products: BRACAnalysis, which is used to assess a woman's risk of developing breast and ovarian cancer, COLARIS, which is used to determine a person's risk of developing colon cancer, and CardiaRisk, which is used for therapeutic management of hypertensive patients. We market these products using our own internal 75 person sales force in the United States and we have entered into marketing collaborations with other organizations in Austria, Canada, Germany, Japan and Switzerland. Revenues from these proprietary products grew approximately 94% from the prior year to $17.1 million in the fiscal year ended June 30, 2001.

     We believe that the future of medicine lies in the creation of new classes of drugs that prevent disease from occurring or progressing and that treat the cause, not just the symptoms, of disease. In addition, we believe that advances in the emerging field of predictive medicine will improve our ability to determine which patients are subject to a greater risk of developing these diseases and who therefore should receive these new preventive medicines.

     We have devoted substantially all of our resources to maintaining our research and development programs, undertaking drug discovery and development, and operating our predictive medicine business. Our revenues have consisted primarily of research payments received pursuant to collaborative agreements, upfront fees, milestone payments, and sales of predictive medicine products. We have yet to attain profitability and, for the year ended June 30, 2001, we had a net loss of $7,174,493 and as of June 30, 2001 had an accumulated deficit of $59,836,475.

     We have formed strategic alliances with 10 major pharmaceutical or multinational companies including Bayer Corporation, Eli Lilly and Company, Novartis Corporation, Hoffmann-LaRoche Inc., Pharmacia Corporation, Schering-Plough Corporation, Schering AG, Hitachi Ltd., Oracle Corporation, and Torrey Mesa Research Institute, formerly known as Novartis Agricultural Discovery Institute. We intend to enter into additional collaborative relationships to discover genes, proteins, and protein networks associated with common diseases as well as to continue to fund internal research projects. However, we may be unable to enter into additional collaborative relationships on terms acceptable to us.

     In April 2001, we announced the formation of Myriad Proteomics, Inc., a new venture with Hitachi, Ltd. and Oracle Corporation to map the human proteome. Myriad Proteomics, which is 50 percent owned by the Company, intends to market a proprietary map of the human proteome to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development. We have a perpetual, subscription free right to study all of the data generated by Myriad Proteomics for our own internal drug development and predictive medicine programs.

     We expect to incur losses for at least the next several years, primarily due to expansion of our research and development programs, expansion of our drug discovery and development efforts, launch of new predictive medicine products, and expansion of our facilities. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our predictive medicine business. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.


RESULTS OF OPERATIONS

Years ended June 30, 2001 and 2000.

     Research revenues for our fiscal year ended June 30, 2001 were $28,071,252 as compared to $25,219,766 for the fiscal year ended June 30, 2000. The increase in our research revenue of 11% is primarily attributable to increased revenue recognized from both our Hitachi and TMRI collaborations. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

     Predictive medicine revenues of $17,091,139 were recognized in the fiscal year ended June 30, 2001, an increase of 94% or $8,297,867 over the prior year. Predictive medicine revenue is comprised of sales of predictive medicine products resulting from our discovery of important disease genes. The successful launch of COLARIS, as well as increased sales and marketing efforts, together with wider acceptance of our products by the medical community, have given rise to the increased revenues for the fiscal year ended June 30, 2001. However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

     Research and development expenses for the year ended June 30, 2001 increased to $33,818,144 from $28,098,769 for the prior year, an increase of 20%. This increase was primarily due to an increase in the drug discovery and drug development efforts of Myriad Pharmaceuticals, Inc., our wholly-owned subsidiary, as well as research activities relating to our strategic collaborations.

     Selling, general and administrative expenses for the fiscal year ended June 30, 2001 were $17,077,846 compared to $13,474,923 for the fiscal year ended June 30, 2000. This increase of 27% was primarily attributable to costs associated with the ongoing promotion of our predictive medicine business, including the launch of COLARIS, that was introduced in September 2000. We have also bolstered our sales force to 75 full time employees, which will allow us to increase awareness of our predictive medicine business through direct contact with health care professionals. We expect that our selling, general and administrative expenses will continue to fluctuate as needed in support of our predictive medicine business and our drug discovery and development efforts.

     Cash, cash equivalents, and marketable investment securities increased $57,299,124, or 65%, from $88,655,844 at June 30, 2000 to $145,954,968 at June
30, 2001. This increase in our cash, cash equivalents and marketable investment securities was primarily attributable to the sale of approximately $68,581,000 of our Common Stock in private placements during the year, as well as receipt of approximately $10,000,000 from license fees and milestone payments. As a result of our increased cash position, interest income for the fiscal year ended June 30, 2001 was $6,850,479 compared to $3,208,506 for the fiscal year ended June
30, 2000, an increase of 114%.   The loss on disposition of assets of $305,134
in the fiscal year ended June 30, 2001 was primarily the result of our retiring unproductive assets.

Years ended June 30, 2000 and 1999.

     Research revenues for our fiscal year ended June 30, 2000 were $25,219,766 as compared to $20,093,057 for the fiscal year ended June 30, 1999. The increase of 26% in our research revenue was primarily attributable to revenue recognized from the TMRI collaboration that began in July 1999, the Roche collaboration which began in December 1999, and the Hitachi collaboration which began in May 2000. Research revenue from our research collaborations is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

     Predictive medicine revenues of $8,793,272 were recognized in the fiscal year ended June 30, 2000, an increase of 68% or $3,572,923 over the prior year. Predictive medicine revenue is comprised of sales of predictive medicine products resulting from our discovery of disease genes. Sales and marketing efforts, together with increased demand as a result of wider acceptance of our products by the medical community, gave rise to the increased revenues for the fiscal year ended June 30, 2000. There can be no assurance, however that predictive medicine revenues will continue to increase at historical rates.

     Research and development expenses for the year ended June 30, 2000 increased to $28,098,769 from $23,452,220 for the prior year, an increase of 20%. This increase was primarily due to an increase in research activities as a result of our collaborations with TMRI, Roche, and Hitachi as well as those programs we funded internally. The increased level of research spending also included the ongoing drug discovery efforts of Myriad Pharmaceuticals, our wholly-owned subsidiary, continued development and utilization of ProNet, and third-party sponsored research programs.

     Selling, general and administrative expenses for the fiscal year ended June 30, 2000 were $13,474,923 compared to $11,105,520 for the fiscal year ended June 30, 1999. This increase of 21% was primarily attributable to costs associated with the ongoing promotion of our predictive medicine business, including preparations for the launch of COLARIS, a predictive medicine test for hereditary colon and uterine cancer launched in September 2000. Increased costs also resulted from the establishment of international license agreements and the related costs of increasing our infrastructure to support our increased predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate as needed in support of our predictive medicine business and our research and development efforts.

     Cash, cash equivalents, and marketable investment securities were $88,655,844 at June 30, 2000 as compared to $38,926,459 at June 30, 1999. This increase of approximately $49,750,000 in our cash, cash equivalents and marketable investment securities was primarily attributable to the private sale of approximately $34,000,0000 of our Common Stock during the fiscal year ended June 30, 2000, as well as receipt of $500,000 from license payments, $1,000,000 in non-recurring milestone payments and approximately $44,000,000 in research payments from our collaborators. These cash receipts were offset by expenditures we incurred in the ordinary course of business. As a result of our increased cash position, interest income for the fiscal year ended June 30, 2000 was $3,208,506 as compared to $2,348,827 for the fiscal year ended June 30, 1999. The loss on disposition of assets of $383,481 in the fiscal year ended June 30, 2000 was primarily the result of our retiring unproductive assets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $3,775,307 during the fiscal year ended June 30, 2001 as compared to $17,163,535 provided by operating activities during the prior year. Deferred revenue, representing the difference in collaborative research payments we have received and research revenue which we have recognized, increased by $342,932 during the fiscal year ended June 30, 2001, as compared to an increase of $18,837,682 during the fiscal year ended June 30, 2000 due to upfront payments from TMRI and Hitachi. Trade receivables increased $1,392,216 between June 30, 2000 and June 30, 2001. This increase is primarily attributable to the 94% increase in predictive medicine revenue during fiscal 2001. Trade receivables as a percentage of predictive medicine revenue has dropped to 21% at June 30, 2001 compared to 27% at June 30, 2000 as a result of our continuing effort to improve collections. Related party receivables increased $1,811,517 during the fiscal year ended June 30, 2001 as a result of our performing work, both scientific and administrative, for Myriad Proteomics, Inc. Prepaid expenses increased $1,540,053 during the fiscal year ended June 30, 2001, which included advance payments to purchase lab supplies at a discount, advanced royalties, and insurance premiums. Accounts payable and accrued expenses increased by $3,571,968 during the fiscal year ended June 30, 2001 as a result of our efforts to manage cash flows and extend payment terms.

     The Company's investing activities used $85,083,233 of cash in the fiscal year ended June 30, 2001 and $4,335,576 in the fiscal year ended June 30, 2000. Investing activities were comprised primarily of net purchases of $77,128,020 of marketable investment securities using cash received from private equity placements, license fees and milestone payments, and predictive medicine sales during the fiscal year ended June 30, 2001. These funds were invested in accordance with our investment guidelines as established by our Board of Directors. Additional investing activities included capital expenditures of $5,255,213 for research equipment and facility improvements, and a $2,700,000 equity investment in a privately held biopharmaceutical company.

     Financing activities provided $68,580,621 during the fiscal year ended June 30, 2001. In August 2000, we sold 350,000 shares of Common Stock in a private placement for an aggregate purchase price of $22,000,000. In October 2000 we sold an additional 400,000 shares of Common Stock in a private placement for an aggregate purchase price of $41,000,000. We subsequently registered these 750,000 shares with the Securities and Exchange Commission, as required under the stock purchase agreements. Additional cash was provided from the exercise of stock options during the fiscal year ended June 30, 2001.

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

     . the cost of developing and launching additional predictive medicine products;

     .    the costs of filing, prosecuting and enforcing patent claims;

     . the costs associated with competing technological and market developments;

     . the payments received under collaborative agreements and changes in collaborative research relationships;

     . the costs associated with potential commercialization of our discoveries, if any, including the development of manufacturing, marketing and sales capabilities; and

     . the cost and availability of third-party financing for capital expenditures and administrative and legal expenses.

     Because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time.

Effects of Inflation

     We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.


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

     The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of June 30, 2001, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the consolidated financial statements as a whole.

Certain Factors That May Affect Future Results of Operations

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission, which is known as "incorporation by reference."

     Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing systems; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Please also see the discussion of risks and uncertainties under "Risk Factors" in Item 1 of this Report.

     In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this Annual Report or the date of the document incorporated by reference in this Annual Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to the Company or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 8.   FINANCIAL STATEMENTS

     MYRIAD GENETICS, INC.
     Index to Financial Statements                                                                    Number
     -----------------------------                                                                    ------
     Independent Auditors' Report....................................................................  F-1
     Consolidated Balance Sheets as of June 30, 2001 and 2000........................................  F-2
     Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999..........  F-3
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended
          June 30, 2001, 2000 and 1999...............................................................  F-4
     Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999..........  F-6
     Notes to Consolidated Financial Statements......................................................  F-7

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III


Item 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on November 8, 2001.


Item 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on November 8, 2001.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on November 8, 2001.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on November 8, 2001.

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

Item 14(a)(3)  Exhibits
               --------

               The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number      Description
------      -----------

(3.1 (a))    -Restated Certificate of Incorporation of the Registrant
(3.1 (b))    -Certificate of Amendment of Restated Certificate of Incorporation
(3.1 (c))    -Certificate of Designations
(3.2)p       -Restated By-Laws of the Registrant (Filed as Exhibit 3.2)
(4.1)        -See Exhibits 3.1(a), 3.1(b), 3.1(c) and 3.2
(4.2)        -Form of Common Stock Certificate
(4.3)g       -Rights Agreement, dated as of July 17, 2001, between the
              Registrant and Mellon Investor Services LLC (Filed as Exhibit 4.1)
(10.1)$      -1992 Employee, Director and Consultant Stock Option Plan as
              amended and restated September 20, 2001
(10.2)*$     -Employee Stock Purchase Plan (Filed as Exhibit 10.2)
(10.3)*$     -Employment Agreement between Myriad Genetics, Inc., Myriad Genetic
              Laboratories, Inc. and Peter D. Meldrum, dated May 15, 1993 (Filed as Exhibit 10.3)
(10.4)*$     -Employment Agreement between Myriad Genetics, Inc., Myriad Genetic
              Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated January 1,
              1994 (Filed as Exhibit 10.4)
(10.5)*$     -Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and
              Jay M. Moyes, dated July 12, 1993 (Filed as Exhibit 10.5)
(10.6)#      -Collaborative Research and License Agreement between the Registrant and Novartis
              Corporation, dated April 27, 1995 (Cardiovascular Diseases) (Filed as Exhibit 10.10)
(10.7)#      -Research Collaboration and License Agreement between the Registrant, Eli Lilly & Company and Hybritech Incorporated, dated August 1, 1992 (Breast Cancer--BRCA1) (Filed as Exhibit 10.11)
(10.8)#      -Collaborative Agreement between the Registrant and Hybritech Incorporated, dated March 5,
              1993 (BRCA1 Test Kits) (Filed as Exhibit 10.12)
(10.9)#      -Exclusive License Agreement between the Registrant and the University of Utah Research Foun-
              dation, dated October 8, 1991, as amended (Breast Cancer--BRCA1) (Filed as Exhibit 10.13)
(10.10)#     -Standard Research Agreement and Form of License Agreement between the Registrant and the
              University of Utah, effective January 1, 1993, as amended (Genes Predisposing to Cancer)
              (Filed as Exhibit 10.14)
(10.11)#     -Exclusive License Agreement between the Registrant and the University of Utah Research
              Foundation, dated August 4, 1993 (Angiotensinogen Variants and Predisposition to
              Hypertension) (Filed as Exhibit 10.15)
(10.12)#     -Exclusive License Agreement between the Registrant and the University of Utah Research
              Foundation, dated June 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.16)
(10.13)#     -Exclusive License Agreement between the Registrant and the University of Utah Research
              Foundation, dated November 23, 1994 (Breast Cancer--BRCA2) (Filed as Exhibit 10.17)
(10.14)#     -Standard Research Agreement dated May 1, 1995 between the Registrant and the University of

              Utah (Cardiovascular Disorders and Coronary Heart Disease Database) (Filed as Exhibit 10.18)
(10.15)#     -Exclusive License Agreement dated May 1, 1995 between the Registrant and the University of
              Utah Research Foundation (Cardiovascular Disorders and Coronary Heart Disease Database)
              (Filed as Exhibit 10.19)
(10.16)#     -Standard Research Agreement dated July 31, 1995 between the Registrant and the University of
              Utah (Obesity Database) (Filed as Exhibit 10.20)
(10.17)#     -Exclusive License Agreement dated July 31, 1995 between the Registrant and the University of
              Utah Research Foundation (Obesity Database) (Filed as Exhibit 10.21)
(10.18)#     -Co-Exclusive License Agreement among the Registrant, the University of Utah Research
              Foundation and Institut National de la Sante et de la Recherche Medicale, dated October 6,
              1993 (Angiotensinogen and Predisposition to Essential Hypertension) (Filed as Exhibit 10.22)
(10.19)#     -License Agreement between the Registrant and California Institute of Technology, dated
              April 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.23)
(10.20)*     -Research Agreement between the Registrant and California Institute of Technology, dated
              June 3, 1994 (MTS1 or p16) (Filed as Exhibit 10.24)
(10.21)#     -Collaborative Research and License Agreement between the Registrant and Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.28)
(10.22)z@     Research Agreement between the Registrant and IHC Health Services, Inc., dated as of June 24, 1996
(10.23)!     -Lease Agreement, dated October 12, 1995, between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.2)
(10.24)!     -Amendment to Lease Agreement, dated March 29, 1996 between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.3)
(10.25)!@    -Letter Agreement, dated March 4, 1996, among the University of Utah, Genetic Epidemiology and the Registrant regarding Extension of Standard Research agreement and Form of License Agreement between the Registrant and the University of Utah, effective January 1, 1993, as amended (Genes
              Predisposing to Cancer) (Filed as Exhibit 10.4)
(10.26)q@    -Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the
              University of Texas System, the University of Texas M.D. Anderson Cancer Center and the
              Registrant (Filed as Exhibit 10.1)
(10.27)=@    -Collaborative Research and License Agreement among the Registrant, Schering Corporation and
              Schering-Plough, Ltd., dated April 22, 1997 (Prostate and Other Cancers) (Filed as Exhibit 10.36)
(10.28)++@   -Standard Research Agreement between the Company and Valley Mental Health dated September 1, 1997
              (central nervous system disorders) (Filed as Exhibit 10.1)
(10.29)%@    -Amendment and Supplement to Collaborative Research and License Agreement dated November 19, 1997 between Bayer Corporation and the Registrant (Filed as Exhibit 10.1)
(10.30)k     -Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Research Park
              Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant
(10.31)&     -Memorandum of Lease between the Company and Boyer Foothill Associates, Ltd. dated August 24,
              1998 (Filed as Exhibit 10.1)
(10.32)&     -Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August
              24, 1998 (Filed as Exhibit 10.2)
(10.33)&     -Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of
              Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998 (Filed as Exhibit 10.3)
(10.34)w     -Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company (Filed as Exhibit 10.1)
(10.35)w     -Addendum No. 1 to Master Lease Agreement dated December 31, 1998 between General Electric
              Capital Corporation and the Company (Filed as Exhibit 10.2)
(10.36)w     -Addendum No. 2 to Master Lease Agreement dated December 31, 1998 between General Electric
              Capital Corporation and the Company (Filed as Exhibit 10.3)
(10.37)w     -Biotech Equipment Schedule Schedule No. 001 dated December 31, 1998 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit
              10.4)
(10.38)w     -Annex A to Equipment Schedule No. 001 to Master Lease Agreement dated December 31, 1998 between
              General Electric Corporation and the Company (Filed as Exhibit 10.5)

(10.39)w     -Annex B to Equipment Schedule No. 001 to Master Lease Agreement dated December 31, 1998 between
              General Electric Corporation and the Company (Filed as Exhibit 10.6)
(10.40)w     -Addendum to Schedule No. 001 to Master Lease Agreement dated as of December 31, 1998 between
              General Electric Corporation and the Company (Filed as Exhibit 10.7)
(10.41)w@    -Collaborative Research, License and Co-Promotion agreement dated as of October 5, 1998 between
              Schering Aktiengesellschaft and the Company (Filed as Exhibit 10.8)
(10.42)w@    -Collaborative ProNet Research and License Agreement dated as of November 11, 1998 between
              Monsanto Company and the Company (Filed as Exhibit 10.9)
(10.43)w@    -Letter Amendment to the Collaborative Research and License Agreement dated as of November 30,
              1998 between Bayer Corporation and the Company (Filed as Exhibit 10.10)
(10.44)m@    -Collaboration and License Agreement between the Company and Novartis Agricultural Discovery
              Institute, Inc. dated July 27, 1999 (Filed as Exhibit 10.1)
(10.45)m     -Subscription Agreement between the Company and Peter Friedli dated September 30, 1999 (Filed as
              Exhibit 10.2)
(10.46)m     -Securities Purchase Agreement and Standstill Agreement between the Company and Schering Berlin
              Venture Corporation dated October 15, 1999 (Filed as Exhibit 10.3)
(10.47)f     -Mater Lease Agreement dated October 25 between Comdisco Laboratory and Scientific Group, a
              Division of Comdisco Healthcare Group, Inc. and the Company (Filed as Exhibit 10.1)
(10.48)f     -Addendum to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and
              Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company (Filed as
              Exhibit 10.2)
(10.49)f     -Amendment No. 1 to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company (Filed as
              Exhibit 10.3)
(10.50)f     -Equipment Schedule No. SG01 dated November 10, 1999 to the Master Lease Agreement dated October
              25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare
              Group, Inc. and the Company (Filed as Exhibit 10.4)
(10.51)v     -Purchase Agreement dated as of August 28, 2000 between the Registrant and Acqua Wellington North
              American Equities Fund, Ltd.
(10.52)v     -Registration Rights Agreement dated as of August 28, 2000 between the Registrant and Acqua
              Wellington North American Equities Fund, Ltd.
(10.53)s     -Purchase Agreement dated as of October 27, 2000 between the Registrant and Acqua Wellington
              North America Equities, Ltd. (Filed as Exhibit 10.1)
(10.54)s     -Registration Rights Agreement dated as of October 27, 2000 between the Registrant and Acqua
              Wellington North America Equities, Ltd. (Filed as Exhibit 10.2)
(10.55)e     -Lease Agreement, dated March 31, 2001 between the Registrant and Boyer Research Park Associates
              VI, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 10.1)
(10.56)e     -Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI,
              by its general partner, The Boyer Company, L.C. (Filed as Exhibit 10.2)
(10.57)e@    -License Agreement, dated December 7, 2000, between the Registrant and Encore Pharmaceuticals,
              Inc. (Filed as Exhibit 10.3)
(21.1)       -List of Subsidiaries of the Registrant
(23.1)       -Consent of KPMG LLP

-------------------
* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1, File No. 33-95970.

# Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1, File No. 33-95970, and for which Confidential Treatment has been granted by the Securities and Exchange Commission as to certain portions.

@ Confidential Treatment has been granted by the Securities and Exchange Commission as to certain portions.

p Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1995.

$ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

z Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1996.

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

s Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 2000.

e Previously filed and incorporated herein by reference from the Form 10-Q for the period ending March 31, 2001.

g. Previously filed and incorporated herein by reference from the Form 8-K filed on July 18, 2001.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.


Item 14(b)  Reports on Form 8-K
            -------------------

     On July 18, 2001, we filed a Form 8-K in conjunction with our adoption of a Shareholders' Rights Agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salt Lake City, Utah on September 24, 2001.

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

Signatures                                     Title                      Date
----------                                     -----                      ----
By:    /s/ Peter D. Meldrum        President and Chief Executive   September 24, 2001
   -----------------------------
   Peter D. Meldrum                Officer and Director
                                   (principal executive officer)

By:    /s/ Jay M. Moyes            Vice President of Finance       September 24, 2001
   -----------------------------
   Jay M. Moyes                    (principal financial and
                                   accounting officer)

By:    /s/ Hugh A. D'Andrade       Chairman of the Board           September 26, 2001
   -----------------------------
   Hugh A. D'Andrade

By:    /s/ Walter Gilbert          Vice Chairman of the Board      September 26, 2001
   -----------------------------
   Walter Gilbert, Ph.D.

By:    /s/ Mark H. Skolnick        Chief Scientific Officer and    September 26, 2001
   -----------------------------
   Mark H. Skolnick, Ph.D.         Director

By:    /s/ Arthur H. Hayes, Jr.    Director                        September 26, 2001
   -----------------------------
   Arthur H. Hayes, Jr., M.D.

By:    /s/ Dale A. Stringfellow    Director                        September 26, 2001
   -----------------------------
   Dale A. Stringfellow, Ph.D.

By:    /s/ Linda S. Wilson         Director                        September 26, 2001
   -----------------------------
   Linda S. Wilson, Ph.D.

EXHIBIT INDEX

Exhibit
Number           Description of Exhibits
------           -----------------------
(3.1 (a))    -   Restated Certificate of Incorporation of the Registrant
(3.1 (b))    -   Certificate of Amendment of Restated Certificate of
                 Incorporation
(3.1 (c))    -   Certificate of Designations
(4.2)        -   Form of Common Stock Certificate
(10.1)       -   1992 Employee, Director and Consultant Stock Option Plan as
                 amended and restated September 20, 2001
(21.1)       -   List of Subsidiaries of the Registrant
(23.1)       -   Consent of KPMG LLP

                         Independent Auditors' Report


The Board of Directors and Stockholders
Myriad Genetics, Inc.:

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries, as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                        KPMG LLP

Salt Lake City, Utah
August 17, 2001

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                                    June 30,
                                                                                      -----------------------------------
                               Assets                                                            2001                2000
                                                                                      ---------------     ---------------
Current assets:
    Cash and cash equivalents                                                         $    35,936,817          56,214,736
    Marketable investment securities                                                       91,282,481          24,286,955
    Prepaid expenses                                                                        4,219,037           2,678,984
    Trade accounts receivable, less allowance for doubtful
       accounts of $255,000 in 2001 and $145,000 in 2000                                    3,634,370           2,352,154
    Other receivables                                                                         314,571             398,947
    Related party receivables                                                               1,811,517                  --
                                                                                      ---------------     ---------------
                      Total current assets                                                137,198,793          85,931,776
                                                                                      ---------------     ---------------

Equipment and leasehold improvements:
    Equipment                                                                              21,425,910          16,965,545
    Leasehold improvements                                                                  3,721,345           4,005,729
                                                                                      ---------------     ---------------
                                                                                           25,147,255          20,971,274
    Less accumulated depreciation and amortization                                         12,416,209           9,719,556
                                                                                      ---------------     ---------------
                      Net equipment and leasehold improvements                             12,731,046          11,251,718
Long-term marketable investment securities                                                 18,735,670           8,154,153
Other assets                                                                                3,479,846           1,037,658
                                                                                      ---------------     ---------------
                                                                                      $   172,145,355         106,375,305
                                                                                      ===============     ===============
                    Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                  $     9,657,385           4,262,359
    Accrued liabilities                                                                     3,082,799           4,905,857
    Deferred revenue                                                                       19,843,373          19,500,442
                                                                                      ---------------     ---------------
                      Total current liabilities                                            32,583,557          28,668,658
                                                                                      ---------------     ---------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value.  Authorized 5,000,000 shares;
       no shares issued and outstanding                                                            --                  --
    Common stock, $0.01 par value.  Authorized 60,000,000 shares;
       issued and outstanding 23,441,659 shares in 2001 and 21,866,482
       shares in 2000                                                                         234,417             218,666
    Additional paid-in capital                                                            198,800,273         130,235,403
    Accumulated other comprehensive gain (loss)                                               363,583             (85,440)
    Accumulated deficit                                                                   (59,836,475)        (52,661,982)
                                                                                      ---------------     ---------------
                      Total stockholders' equity                                          139,561,798          77,706,647
                                                                                      ---------------     ---------------
                                                                                      $   172,145,355         106,375,305
                                                                                      ===============     ===============

 See accompanying notes to consolidated financial statements.

                                      MYRIAD GENETICS, INC.
                                         AND SUBSIDIARIES

                                 Consolidated Statements of Operations

                                                                                       Years ended  June 30,
                                                                   ----------------------------------------------------------
                                                                         2001                 2000                 1999
                                                                   ----------------     ----------------     ----------------

Research revenue                                                   $     28,071,252           25,219,766           20,093,057
Predictive medicine revenue                                              17,091,139            8,793,272            5,220,349
                                                                   ----------------     ----------------     ----------------

                                    Total revenues                       45,162,391           34,013,038           25,313,406
                                                                   ----------------     ----------------     ----------------

Costs and expenses:
    Predictive medicine cost of revenue                                   7,402,906            3,986,473            3,066,354
    Research and development expense                                     33,818,144           28,098,769           23,452,220
    Selling, general, and administrative expense                         17,077,846           13,474,923           11,105,520
                                                                   ----------------     ----------------     ----------------

                                    Total cost and expenses              58,298,896           45,560,165           37,624,094
                                                                   ----------------     ----------------     ----------------

                                    Operating loss                      (13,136,505)         (11,547,127)         (12,310,688)

Other income (expense):
    Interest income                                                       6,850,479            3,208,506            2,348,827
    Interest expense                                                             --                   --               (6,278)
    Other                                                                  (305,134)            (383,481)             (27,314)
                                                                   ----------------     ----------------     ----------------

                                    Net loss before taxes                (6,591,160)          (8,722,102)          (9,995,453)

Income taxes                                                                583,333                   --                   --
                                                                   ----------------     ----------------     ----------------

                                    Net loss                       $     (7,174,493)          (8,722,102)          (9,995,453)
                                                                   ================     ================     ================

Basic and diluted loss per common share                            $          (0.31)               (0.43)               (0.53)
                                                                   ================     ================     ================

Basic and diluted weighted-average shares outstanding                    22,815,035           20,220,446           18,782,244
                                                                   ================     ================     ================


See accompanying notes to consolidated financial statements.

                            MYRIAD GENETICS, INC,
                               AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                   Years ended June 30, 2001, 2000, and 1999

                                                                       Accumu-
                                                                        lated
                                                                        other
                                                            Additi-    compre-                            Compre-
                                        Common stock         tional    hensive  Deferred    Accum-        hensive       Stock-
                                   ----------------------   paid-in    income    compen-    ulated        income       holders'
                                     Shares      Amount     capital    (loss)    sation     deficit       (loss)        equity
                                   ----------  ---------- -----------  -------  --------  -----------   -----------  -----------
Balances at
  June 30, 1998                    18,675,002  $  186,750  91,813,659    1,477  (576,446) (33,944,427)                57,481,013

Issuance of
  common stock for
  cash upon exercise
  of options and
  warrants                            137,654       1,377     364,918     --        --           --            --        366,295

Issuance of common
  stock for cash                       44,808         448     203,146     --        --           --            --        203,594

Amortization of
  deferred
  compensation                           --          --          --       --     230,610         --            --        230,610

Forfeiture of deferred
  compensation                           --          --       (98,062)    --      98,062         --            --           --

Net loss                                 --          --          --       --        --     (9,995,453)   (9,995,453)  (9,995,453)

Unrealized gains (losses)
  on marketable
  investment securities:
    Unrealized holding
      gains arising
      during period                      --          --          --       --        --           --        (115,287)        --

    Less: classification
      adjustment for
      gains included
      in net loss                        --          --          --       --        --           --          44,964         --
                                                                                                        -----------
Other comprehensive loss                 --          --          --    (70,323)     --           --         (70,323)     (70,323)
                                                                                                        -----------

Comprehensive loss                       --          --          --       --        --           --     (10,065,776)        --
                                                                                                        ===========
Balances at                        ----------  ---------- -----------  -------  --------  -----------                -----------
  June 30, 1999                    18,857,464     188,575  92,283,661  (68,846) (247,774) (43,939,880)                48,215,736
                                   ==========  ========== ===========  =======  ========  ===========                ===========
Issuance of
  common stock for
  cash upon exercise
  of options and warrants           1,092,958      10,930   6,525,622     --        --           --            --      6,536,552

Issuance of common
  stock for cash, net of
  offering costs                    1,916,060      19,161  31,426,120     --        --           --            --     31,445,281

Amortization of
  deferred compensation                  --          --          --       --     247,774         --            --        247,774

Net loss                                 --          --          --       --        --     (8,722,102)   (8,722,102)  (8,722,102)

Unrealized losses
  on marketable
  investment securities:
    Unrealized holding
      losses arising
      during period                      --          --          --       --        --           --         (63,638)        --

    Less: classification
      adjustment for
      losses included
      in net loss                        --          --          --       --        --           --          47,044
                                                                                                        -----------
Other comprehensive loss                 --          --          --    (16,594)     --           --         (16,594)     (16,594)
                                                                                                        -----------
Comprehensive loss                       --          --          --       --        --           --      (8,738,696)        --
                                                                                                        ===========
Balances at                        ----------  ---------- -----------  -------  --------  -----------                -----------
      June 30, 2000                21,866,482     218,666 130,235,403  (85,440)     --    (52,661,982)                77,706,647
                                   ==========  ========== ===========  =======  ========  ===========                ===========
                                                                                                                     (Continued)

                                      F-4

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES



    Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                   Years ended June 30, 2001, 2000, and 1999

                                                                          Accumu-
                                                                           lated
                                                                           other
                                                              Additi-      compre-                               Compre-
                                      Common stock            tional       hensive       Deferred   Accum-       hensive     Stock
                                  ----------------------      paid-in      income         compen-   ulated        income    holders'
                                    Shares        Amount      capital      (loss)         sation    deficit       (loss)     equity
                                  ----------    --------    -----------    -------       --------  ----------   ---------   -------
Issuance of
    common stock for
    cash upon exercise
    of options and warrants          811,219    $  8,112      4,960,754           --         --          --          --   4,968,866

Issuance of common
    stock for cash, net of
    offering costs                   763,958       7,639     63,604,116           --         --          --          --  63,611,755

Net loss                                  --          --             --           --         --  (7,174,493) (7,174,493) (7,174,493)

Unrealized gains (losses)
    on marketable
    investment securities:
       Unrealized holding
         gains arising
         during period                    --          --             --           --                            449,023          --

       Less: classification
         adjustment for
         losses included
         in net loss                      --          --             --           --          --         --                     --
                                                                                                             ---------
Other comprehensive gain                  --          --             --      449,023          --         --    449,023     449,023
                                                                                                             ---------

Comprehensive loss                        --          --             --           --          --         -- (6,725,470)         --
                                                                                                             =========
                                  ----------    --------    -----------    ---------    --------  ---------            -----------
Balances at
    June 30, 2001                 23,441,659    $234,417    195,800,273     363,583           -- (59,836,475)          139,561,798
                                  ==========    ========    ===========    ========     ========  ==========           ===========


See accompanying notes to consolidated financial statements.

                                     MYRIAD GENETICS, INC.
                                        AND SUBSIDIARIES

                                Consolidated Statements of Cash Flows

                                                                                        Years ended June 30,
                                                                           -----------------------------------------------
                                                                                  2001            2000            1999
                                                                           ---------------  ---------------  -------------
Cash flows from operating activities:
    Net loss                                                               $    (7,174,493)     (8,722,102)     (9,995,453)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                            3,728,563       3,284,734       3,223,779
        Loss (gain) on sale of assets                                              305,134         383,481         (17,650)
        Loss on sale of investment securities                                           --          47,044          44,964
        Bad debt expense                                                           110,000          71,561           7,439
        Changes in operating assets:
          Trade receivables                                                     (1,392,216)     (1,100,765)       (859,062)
          Prepaid expenses                                                      (1,540,053)     (2,056,284)       (356,021)
          Other receivables                                                         84,376       1,456,749      (1,738,643)
          Related party receivables                                             (1,811,517)             --              --
          Other assets                                                                  --         465,663              --
          Accounts payable and accrued expenses                                  3,571,968       4,495,772      (2,387,557)
          Deferred revenue                                                         342,931      18,837,682      (2,059,355)
                                                                           ---------------   -------------   -------------
            Net cash provided by (used in) operating activities                 (3,775,307)     17,163,535     (14,137,559)
                                                                           ---------------   -------------   -------------
Cash flows from investing activities:
    Proceeds from sale of equipment                                                     --          14,851       3,604,579
    Capital expenditures                                                        (5,255,213)     (4,617,196)     (3,975,813)
    Investments in other companies                                              (2,700,000)       (750,000)             --
    Purchase of investment securities held-to-maturity                        (119,683,435)     (4,126,628)    (17,462,407)
    Maturities of investment securities held-to-maturities                     126,610,618       5,957,410      20,001,804
    Purchase of investment securities available-for-sale                      (129,650,517)    (19,857,144)   (274,244,194)
    Sale of investment securities available-for-sale                            45,595,314      19,043,131     276,582,454
                                                                           ---------------   -------------   -------------
            Net cash provided by (used in) investing activities                (85,083,233)     (4,335,576)      4,506,423
                                                                           ---------------   -------------   -------------
Cash flows from financing activities:
    Payments on notes payable                                                           --              --        (128,843)
    Net proceeds from issuance of common stock                                  68,580,621      37,981,833         569,889
                                                                           ---------------   -------------   -------------
            Net cash provided by financing activities                           68,580,621      37,981,833         441,046
                                                                           ---------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents                           (20,277,919)     50,809,792      (9,190,090)

Cash and cash equivalents at beginning of year                                  56,214,736       5,404,944      14,595,034
                                                                           ---------------   -------------   -------------
Cash and cash equivalents at end of year                                   $    35,936,817      56,214,736       5,404,944
                                                                           ===============   =============   =============
Supplemental disclosure of cash flow information -
    interest paid                                                          $            --              --           6,278
                                                                           ===============   =============   =============
Supplemental disclosures of noncash investing and financing activities:
    Decrease in additional paid-in capital as a result of
      forfeitures of stock options                                         $            --              --         (98,062)
    Fair value adjustment on marketable investment securities
      charged to stockholders' equity                                              449,023         (16,594)        (70,323)
                                                                           ===============   =============   =============

See accompanying notes to consolidated financial statements.

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2001, 2000, and 1999


(1)  Summary of Significant Accounting Policies

     (a)  Organization and Business Description

          Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading biopharmaceutical company focusing on the development and marketing of novel therapeutic and predictive medicine products. The Company has developed a number of proprietary proteomic technologies that permit it to identify genes, their related proteins, and the biological pathways they form. The Company uses this information to understand the role they play in the onset and progression of major human disease. The Company operates two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize its therapeutic and predictive medicine discoveries. The Company's operations are located in Salt Lake City, Utah.

     (b)  Principles of Consolidation

          The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc., and its wholly owned subsidiaries Myriad Genetic Laboratories, Inc., Myriad Pharmaceuticals, Inc. and Myriad Financial, Inc. All intercompany amounts have been eliminated in consolidation.

     (c)  Cash Equivalents

          Cash equivalents of $15,376,672 and $27,205,844 at June 30, 2001 and 2000, respectively, consist of short-term securities. The Company considers all highly liquid debt instruments with maturities at date of purchase of 90 days or less to be cash equivalents.

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

                         June 30, 2001, 2000, and 1999


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

          Predictive medicine revenue is recognized upon completion of the test and communication of results. Payments received in advance of predictive medicine work performed are recorded as deferred revenue. Revenues related to technology license fees when continuing involvement or services by the Company are required, are recognized over the period of performance. Up-front payments related to marketing agreements are recognized ratably over the life of the agreement.

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

          For the years ended June 30, 2001, 2000, and 1999, there were antidilutive potential common shares of 4,121,061, 3,892,248, and 4,144,330, respectively. Accordingly, these potential common shares were not included in the computation of diluted earnings per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

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

                         June 30, 2001, 2000, and 1999


     (i)  Marketable Investment Securities

          The Company accounts for marketable investment securities by grouping them into one of two categories: held-to-maturity or available-for-sale. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale.

          Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

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

     (j)  Fair Value Disclosure

          At June 30, 2001, the financial statement carrying amount of the Company's financial instruments approximates fair value except as disclosed in note 2.

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

     (l)  Other Assets

          Other assets are comprised of security deposits and investments in privately held biotechnology and pharmaceutical companies. The private biotechnology and pharmaceutical company investments are both accounted for under the cost method. Management reviews the valuation of both investments for possible impairment on an ongoing basis.

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2001, 2000, and 1999


     (m)  Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations and No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 141 and SFAS 142). SFAS 141 is effective for the Company beginning July 1, 2001 and establishes accounting and reporting standards for business combinations and prohibits the use of the pooling-of-interests method of accounting for those transactions after June 30, 2001. SFAS 142 is effective for the Company beginning July 1, 2002 (though early adoption is permitted) and establishes accounting and reporting standards for goodwill and intangible assets whereby entities will no longer amortize goodwill and certain intangibles, but will test for impairment at least annually. The impact of adopting SFAS 141 is not expected to be material to the financial statements. The Company is currently evaluating the impact of adopting SFAS 142.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's adoption of SAB 101 during fiscal 2001 did not have a material impact on its financial statements.

(2)  Marketable Investment Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2001 and 2000, were as follows:

                                                                              Gross             Gross
                                                                           unrealized        unrealized
                                                          Amortized          holding           holding
                                                             cost             gains            losses           Fair value
                                                         -----------       ----------        ----------         ----------
At June 30, 2001:
  Held-to-maturity:
   Auction rate securities                               $ 2,005,912               --                --          2,005,912
   U.S. government obligations                             7,633,745           12,529                --          7,646,274
   Corporate bonds and notes                                 721,210               --              (385)           720,825
                                                         -----------       ----------        ----------         ----------
                                                         $10,360,867           12,529              (385)        10,373,011
                                                         ===========       ==========        ==========         ==========
  Available-for-sale:
   Commercial paper                                      $39,103,968           25,900            (2,165)        39,127,703
   Corporate bonds and notes                              38,882,060          203,281           (20,748)        39,064,593
   Certificates of deposit                                 6,013,253              433            (6,185)         6,007,501
   Asset-backed securities                                   134,257            1,157            (4,108)           131,306
   Euro dollar bonds                                      15,160,163          170,770            (4,752)        15,326,181
                                                         -----------       ----------        ----------         ----------
                                                         $99,293,701          401,541           (37,958)        99,657,284
                                                         ===========       ==========        ==========         ==========

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2001, 2000, and 1999


                                                                              Gross             Gross
                                                                           unrealized        unrealized
                                                          Amortized          holding           holding
                                                             cost             gains            losses           Fair value
                                                         -----------       ----------        ----------         ----------
At June 30, 2000:
 Held-to-maturity:
   U.S. government obligations                           $15,081,371           42,889           (58,065)        15,066,195
   Corporate bonds and notes                               2,010,932               --           (10,932)         2,000,000
                                                         -----------       ----------        ----------         ----------
                                                         $17,092,303           42,889           (68,997)        17,066,195
                                                         ===========       ==========        ==========         ==========

 Available-for-sale:
   U.S. government obligations                           $ 9,609,981               --           (13,333)         9,596,648
   Mortgage-backed securities                              1,337,514               --           (46,305)         1,291,209
   Corporate bonds and notes                               3,511,553               --           (26,350)         3,485,203
   Certificates of deposit and
   domestic bank obligations                                 975,197              548                --            975,745
                                                         -----------       ----------        ----------         ----------
                                                         $15,434,245              548           (85,988)        15,348,805
                                                         ===========       ==========        ==========         ==========

Maturities of debt securities classified as available-for-sale and held-to-maturity are as follows at June 30, 2001:

                                                                     Amortized            Fair
                                                                       cost               value
                                                                    -----------        ----------
Held-to-maturity:
 Due within one year                                                $ 6,601,324         6,607,283
 Due after one year through three years                               3,759,543         3,765,728
                                                                    -----------        ----------
                                                                    $10,360,867        10,373,011
                                                                    ===========        ==========
Available-for-sale:
 Due within one year                                                $84,323,177        84,681,157
 Due after one year through three years                              14,970,524        14,976,127
                                                                    -----------        ----------
                                                                    $99,293,701        99,657,284
                                                                    ===========        ==========

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2001, 2000, and 1999


(3)  Leases

     The Company leases office and laboratory space and equipment under three noncancelable operating leases. Future minimum lease payments under these leases as of June 30, 2001 are as follows:

          Fiscal year ending:
             2002                                  $ 4,538,928
             2003                                    4,889,759
             2004                                    3,879,429
             2005                                    2,966,871
             2006                                    2,966,871
             Thereafter                             16,468,357
                                                   -----------
                                                   $35,710,215
                                                   ===========

     Rental expense was $4,447,203 in 2001, $3,777,738 in 2000, and $1,855,679
     in 1999.

(4)  Stock-Based Compensation

     Prior to 1992, the Company granted nonqualified stock options to directors, employees, and other key individuals providing services to the Company. In 1992, the Company adopted the "1992 Employee, Director, and Consultant Stock Option Plan" and has reserved 6,000,000 shares of common stock for issuance upon the exercise of options that the Company plans to grant from time to time under this plan. The exercise price of options granted in 2001, 2000, and 1999 is equivalent to the estimated fair market value of the stock at the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over four or five years and expire ten years from date of grant. As of June 30, 2001, 14,407 shares are reserved for future grant under the 1992 plan. For financial statement presentation purposes, the Company has recorded as deferred compensation the excess of the deemed value of the common stock at the date of grant over the exercise price. All deferred compensation was amortized ratably over the vesting period. Amortization expense was $0, $247,774, and $230,610, for the years ended June 30, 2001, 2000, and 1999, respectively.

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2001, 2000, and 1999


A summary of activity is as follows:

                                           2001                       2000                       1999
                                  ----------------------     ----------------------     ----------------------
                                               Weighted-                  Weighted-                  Weighted-
                                    Number      average        Number      average        Number      average
                                      of       exercise          of       exercise          of       exercise
                                    shares       price         shares       price         shares       price
                                  ---------    ---------     ---------    ---------     ---------    ---------
          Options
           outstanding at
           beginning of year      3,826,748     $ 16.48       3,909,582    $  6.32       3,284,954    $  9.24

          Plus options granted    1,299,784       71.03       1,286,850      36.51       2,155,186       5.31

          Less:
           Options exercised       (805,528)       6.36      (1,007,232)      5.92        (137,654)      3.14
           Options canceled
            or expired             (265,443)      46.17        (362,452)      7.24      (1,392,904)     11.98
                                  ---------                   ---------                  ---------

          Options
           outstanding at end
           of year                4,055,561     $ 34.03       3,826,748    $ 16.48       3,909,582    $  6.32
                                  =========                   =========                  =========
          Options exercisable
           at end of year         1,039,248     $ 14.14       1,093,510    $  6.17       1,444,960    $  5.67

          Weighted-average
           fair value of
           options granted
           during the year                      $ 56.35                    $ 27.51                    $  3.00

The following table summarizes information about fixed stock options outstanding at June 30, 2001:

                         Options outstanding             Options exercisable
                 ------------------------------------  -----------------------
                    Number     Weighted-                 Number
                 outstanding    average     Weighted-  exercisable   Weighted-
   Range of          at        remaining     average       at         average
   exercise        June 30,   contractual   exercise     June 30,    exercise
    prices           2001        life         price        2001        price
--------------   -----------  -----------  ----------  -----------  ----------
$ 1.75 -  5.56    1,090,530      6.44        $  4.70      459,412     $  4.09
  5.69 - 25.06    1,381,025      7.62          17.77      500,426       14.76
 30.78 - 70.13      900,625      9.52          61.48       41,000       57.50
 72.13 - 93.81      683,381      9.42          77.54       38,410       80.04
                  ---------                             ---------
                  4,055,561      8.03        $ 34.03    1,039,248     $ 14.14
                  =========                             =========

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2001, 2000, and 1999


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

                                                    2001          2000          1999
                                                ------------   -----------   -----------
          Net loss                As reported   $  7,174,493     8,722,102     9,995,453
                                  Pro forma       19,400,559    13,565,122    14,585,479

          Basic and diluted loss
           per share              As reported   $      0.31          0.43          0.53
                                  Pro forma            0.85          0.67          0.78

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: risk-free interest rates of 5.2 percent, 6.3 percent, and 4.8 percent; expected dividend yields of zero percent for all years; expected lives of
     6.3 years, 5.4 years, and 4.3 years; and expected volatility of 93 percent, 89 percent, and 69 percent.

(5)  Income Taxes

     The Company recorded $583,333 of foreign income tax expense in 2001 and no income tax expense in 2000 or 1999. The difference between the expected tax benefit for all periods presented and the actual tax expense (benefit) is primarily attributable to the effect of net operating losses being offset by an increase in the Company's valuation allowance, plus the effect of foreign income taxes in 2001. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000, are presented below:

                                                                          2001                2000
                                                                      ------------        ------------

          Deferred tax assets:
           Net operating loss carryforwards                           $ 44,469,000          27,109,000
           Unearned revenue                                              7,402,000           7,274,000
           Research and development credits                              1,749,000           1,463,000
           Accrued expenses and other                                      936,000             851,000
           Capital loss carryforwards                                       34,000              28,000
                                                                      ------------     ---------------
                Total gross deferred tax assets                         54,590,000          36,725,000
           Less valuation allowance                                    (54,138,000)        (36,123,000)
                                                                      ------------     ---------------
                Net deferred tax assets                                    452,000             602,000
                                                                      ------------     ---------------
          Deferred tax liability - equipment, principally due to
           differences in depreciation                                     452,000             602,000
                                                                      ------------     ---------------
                Total gross deferred tax liability                         452,000             602,000
                                                                      ------------     ---------------
                Net deferred tax liability                            $         --                  --
                                                                      ============     ===============

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2001, 2000, and 1999


     The net change in the total valuation allowance for the years ended June 30, 2001 and 2000, was an increase of $18,015,000 and $15,114,000, respectively. Approximately $32,572,000 of deferred tax assets at June 30, 2001, if recognizable in future years, will be recognized as additional paid-in capital and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

     At June 30, 2001, the Company had total tax net operating losses of approximately $119,219,000 and total research and development credit carryforwards of approximately $1,749,000, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2007 through 2021.

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

(6)  Common Stock Warrants

     During the year ended June 30, 2000 the Company completed private placements of common stock wherein the placement agents received warrants to purchase 65,500 shares of the Company's common stock through the year 2003 at a weighted average price of $22.51, of which 65,500 are still outstanding at June 30, 2001.

(7)  Employee Deferred Savings Plan and Stock Purchase Plan

     The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are covered by the plan. The Company makes matching contributions of 50 percent of each employee's contribution with the employer's contribution not to exceed four percent of the employee's compensation. The Company's contributions to the plan were $531,174, $379,930, and $358,325 for the years ended June 30, 2001, 2000, and 1999, respectively.

     The Company has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the Board of Directors and stockholders in December 1994, under which a maximum of 400,000 shares of common stock may be purchased by eligible employees. At June 30, 2001, 127,394 shares of common stock had been purchased under the Plan. Because the discount allowed to employees under the Plan approximates the Company's cost to issue equity instruments, the Plan is not deemed to be compensatory and, therefore, is excluded from the pro forma loss shown in note 4.

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2001, 2000, and 1999


(8)  Collaborative Research Agreements

     In May 2000, the Company entered into a $26.0 million license agreement and research collaboration to utilize the Company's protein interaction technology (ProNet). Under the agreement, the licensee will receive a nonexclusive, fully paid, worldwide license to utilize ProNet and receive support and related upgrades from the Company on a when-and-if-available basis over the support period. Revenue related to the license agreement is being recognized ratably over the service period and revenue related to the research collaboration is being recognized as the costs of the contract are incurred on a percent complete basis.

     In August 1999, and as expanded in December 2000, the Company entered into a two-year collaboration to perform research related to cereal crop genomics. The Company has received the full $33.5 million specified in the agreement. Revenue related to this research collaboration is being recognized as the research is performed on a percent complete basis.

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

(9)  Segment and Related Information

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

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2001, 2000, and 1999


                                                                                            Predictive
                                                                         Research            medicine             Total
                                                                       ------------        ------------        ------------
          Year ended June 30, 2001:
           Revenues                                                    $ 28,071,252          17,091,139          45,162,391
           Depreciation and amortization                                  2,597,297           1,131,266           3,728,563
           Segment operating loss                                         7,460,775           5,675,730          13,136,505
          Year ended June 30, 2000:
           Revenues                                                    $ 25,219,766           8,793,272          34,013,038
           Depreciation and amortization                                  2,494,333             790,401           3,284,734
           Segment operating loss                                         5,373,891           6,173,236          11,547,127
          Year ended June 30, 1999:
           Revenues                                                    $ 20,093,057           5,220,349          25,313,406
           Depreciation and amortization                                  2,262,503             961,276           3,223,779
           Segment operating loss                                         6,315,948           5,994,740          12,310,688

                                                                           2001                2000                1999
                                                                       ------------        ------------        ------------
          Total operating loss for reportable segments                 $(13,136,505)        (11,547,127)        (12,310,688)
          Unallocated amounts:
           Interest income                                                6,850,479           3,208,506           2,348,827
           Interest expense                                                      --                  --              (6,278)
           Other                                                           (305,134)           (383,481)            (27,314)
           Income taxes                                                    (583,333)                 --                  --
                                                                       ------------        ------------        ------------
                   Net loss                                            $ (7,174,493)         (8,722,102)         (9,995,453)
                                                                       =============       ============        ============

     All of the Company's revenues were derived from research and testing performed in the United States. Additionally, all of the Company's long-lived assets are located in the United States. All of the Company's research segment revenue was generated from six, seven, and four collaborators in fiscal 2001, 2000, and 1999, respectively. Further, revenue from two of the seven collaborators was in excess of ten percent of the Company's consolidated revenues for each year presented.

(10) Investment in Myriad Proteomics, Inc.

     In April 2001, the Company announced the formation of a new alliance with Hitachi, Ltd. (Hitachi), Friedli Corporate Finance A.G. (Friedli) and Oracle Corp. (Oracle) to map the human proteome. The newly-formed entity, Myriad Proteomics, Inc. (Myriad Proteomics), intends to market its proprietary database to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development. The Company contributed technology to Myriad Proteomics in exchange for a 50 percent ownership interest and Hitachi, Friedli and Oracle contributed a combined $82 million in cash in exchange for the remaining 50 percent ownership in Myriad Proteomics.

                                                                     (Continued)

                             MYRIAD GENETICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2001, 2000, and 1999


     The Company is accounting for its investment in Myriad Proteomics using the equity method. Because the Company's initial investment in Myriad Proteomics consisted of technology with a financial statement carrying value of $-0- on the Company's financial statements, and given the uncertainty of the realizability of the difference between the $82 million carrying amount and the Company's proportionate share of the net assets of Myriad Proteomics, the Company's initial investment in Myriad Proteomics was recorded as $-0-. The Company has allocated $41 million of this difference to technology and this amount is being reduced as the related technology charges, including in-process research and development, are incurred at Myriad Proteomics. At June 30, 2001, the remaining technology basis difference is estimated to be $18 million, and is dependent on the completion of a valuation study at Myriad Proteomics. The remaining $41 million of unallocated basis difference is being accreted to income over the period of expected benefit of 15 years.

     As part of the formation of Myriad Proteomics, the Company entered into administrative and scientific outsourcing agreements with Myriad Proteomics. These agreements expire on December 31, 2001 and may be extended thereafter on a month-to-month basis at the option of Myriad Proteomics.

     Charges to Myriad Proteomics for services incurred related to the administrative and scientific outsourcing agreements are based on actual time and expenses incurred by the Company on behalf of Myriad Proteomics. During the year ended June 30, 2001, the Company provided $1,644,498 of administrative and scientific services and purchased equipment totaling $2,886,949 for Myriad Proteomics. As of June 30, 2001, the Company has received payments of $2,719,930 from Myriad Proteomics for these services and the remaining $1,811,517 is included in related party receivables on the accompanying consolidated balance sheet.

(11) Subsequent Events

     On July 16, 2001 the Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company's common stock. Each right will entitle registered holders of the Company's common stock to purchase one one-hundredth of a share of a new series of junior participating preferred stock, designated as "Series A Junior Participating Preferred Stock". The rights generally will be exercisable only if a person (which term includes an entity) or group (i) acquires 15 percent or more of Myriad's common stock or (ii) announces a tender offer the consummation of which would result in ownership by that person or group of 15 percent or more of the common stock. Once exercisable, and in some circumstances if certain additional conditions are met, the rights plan allows Myriad stockholders (other than the acquirer) to purchase common stock in Myriad or in the acquiror at a substantial discount.