Form 10-Q
period 2001-09-30
MYRIAD GENETICS INC
filed 2001-11-14
CIK 899923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                               ------------------
                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from ___________ to




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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 9, 2001 the registrant had 23,544,268 shares of $0.01 par value common stock outstanding.

                              MYRIAD GENETICS, INC.


                               INDEX TO FORM 10-Q

                                                                                                 Page
                                                                                                 ----
                         PART I - Financial Information

Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets as of September 30, 2001
                  (unaudited) and June 30, 2001                                                   3

                  Condensed Consolidated Statements of Operations for the three months
                  ended September 30, 2001 and 2000 (unaudited)                                   4

                  Condensed Consolidated Statements of Cash Flows for the three months
                  ended September 30, 2001 and 2000 (unaudited)                                   5

                  Notes to Condensed Unaudited Consolidated Financial Statements                  6


Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           9


Item 3.           Quantitative and Qualitative Disclosures About Market Risk                     12


                           PART II - Other Information

Item 1.           Legal Proceedings                                                              14

Item 2.           Changes in Securities and Use of Proceeds                                      14

Item 3.           Defaults Upon Senior Securities                                                14

Item 4.           Submission of Matters to a Vote of Security Holders                            14

Item 5.           Other Information                                                              14

Item 6.           Exhibits and Reports on Form 8-K                                               14

SIGNATURE(S)                                                                                     15

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                               Sept. 30, 2001            June 30, 2001
                                                                               --------------            -------------
                                  Assets
                                  ------
  Current assets:
    Cash and cash equivalents                                                  $   47,358,334            $  35,936,817
    Marketable investment securities                                               49,170,905               91,282,481
    Prepaid expenses                                                                3,662,781                4,219,037
    Trade accounts receivable, less allowance for
       doubtful accounts of $265,000 at Sept. 30, 2001
       and $255,000 at June 30, 2001                                                3,683,360                3,634,370
    Other receivables                                                                 380,434                  314,571
    Related party receivables                                                       1,371,063                1,811,517
                                                                               --------------            -------------
            Total current assets                                                  105,626,877              137,198,793
                                                                               --------------            -------------
  Equipment and leasehold improvements:
    Equipment                                                                      21,966,341               21,425,910
    Leasehold improvements                                                          3,828,393                3,721,345
                                                                               --------------            -------------
                                                                                   25,794,734               25,147,255
    Less accumulated depreciation and amortization                                 13,354,717               12,416,209
                                                                               --------------            -------------
            Net equipment and leasehold improvements                               12,440,017               12,731,046
  Long-term marketable investment securities                                       39,724,689               18,735,670
  Other assets                                                                      3,452,310                3,479,846
                                                                               --------------            -------------

                                                                               $  161,243,893            $ 172,145,355
                                                                               ==============            =============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
  Current liabilities:

    Accounts payable                                                               $5,703,250               $9,657,385
    Accrued liabilities                                                             3,399,500                3,082,799
    Deferred revenue                                                               12,868,716               19,843,373
                                                                               --------------            -------------
            Total current liabilities                                              21,971,466               32,583,557

  Stockholders' equity:
    Common stock, $0.01 par value, 60,000,000 shares
      authorized; issued and outstanding 23,539,801 at
      Sept. 30, 2001 and 23,441,659 at June 30, 2001                                  235,398                  234,417
    Additional paid-in capital                                                    199,240,484              198,800,273
    Accumulated other comprehensive gain                                              818,138                  363,583
    Accumulated deficit                                                          (61,021,593)             (59,836,475)
                                                                               --------------            -------------
            Total stockholders' equity                                            139,272,427              139,561,798
                                                                               --------------            -------------

                                                                               $  161,243,893            $ 172,145,355
                                                                               ==============            =============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended
                                                                            ------------------
                                                                    (Unaudited)              (Unaudited)
                                                                  Sept. 30, 2001           Sept. 30, 2000
                                                                  --------------           --------------
Revenues:
  Research revenue                                                $    7,672,691           $    7,769,251
  Predictive medicine revenue                                          5,517,596                3,050,009
                                                                  --------------           --------------
          Total revenues                                              13,190,287               10,819,260

Costs and expenses:
  Predictive medicine cost of revenue                                  2,271,689                1,305,362
  Research and development expense                                     8,261,360                8,790,797
  Selling, general and administrative
    expense                                                            5,624,462                3,943,390
                                                                  --------------           --------------
          Total costs and expenses                                    16,157,511               14,039,549
                                                                  --------------           --------------

          Operating loss                                              (2,967,224)              (3,220,289)
Other income (expense):
  Interest income                                                      1,931,156                1,398,293
  Other                                                                  (24,050)                (248,465)
                                                                  --------------           --------------
          Net loss before taxes                                       (1,060,118)              (2,070,461)
                                                                  --------------           --------------

Income taxes                                                             125,000                       --

          Net loss                                                   ($1,185,118)             ($2,070,461)
                                                                  ==============           ==============

Basic and diluted loss per share                                          ($0.05)                  ($0.09)
                                                                  ==============           ==============
Basic and diluted weighted average
  shares outstanding                                                  23,482,735               22,032,596

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended
                                                                                    ------------------
                                                                           (Unaudited)                (Unaudited)
                                                                          Sept. 30, 2001            Sept. 30, 2000
                                                                          --------------            --------------
  Cash flows from operating activities:
   Net loss                                                                  ($1,185,118)              ($2,070,461)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                                           1,041,831                   878,142
       Loss on disposition of assets                                              24,050                   248,465
       Bad debt expense                                                           10,000                    35,000
       Changes in operating assets:
         Trade receivables                                                       (58,990)                 (450,940)
         Other receivables                                                       (65,863)                  (96,406)
         Related party receivables                                               440,454                         -
         Prepaid expenses                                                        556,256                   806,863
         Other assets                                                             27,536                         -
         Accounts payable and accrued expenses                                (3,637,434)                 (806,522)
         Deferred revenue                                                     (6,974,657)               (3,832,801)
                                                                          --------------            --------------

            Net cash used in operating activities                             (9,821,935)               (5,288,660)
                                                                          --------------            --------------

  Cash flows from investing activities:
    Capital expenditures                                                        (774,852)               (1,381,150)
    Net change in marketable investment securities                            21,577,112               (13,452,864)
                                                                          --------------            --------------
            Net cash provided by (used in) investing
               activities                                                     20,802,260               (14,834,014)
                                                                          --------------            --------------
  Cash flows from financing activities:
    Net proceeds from issuance of common stock                                   441,192                22,539,489
                                                                          --------------            --------------
            Net cash provided by financing activities                            441,192                22,539,489
                                                                          --------------            --------------
  Net increase in cash and cash equivalents                                   11,421,517                 2,416,815
  Cash and cash equivalents at beginning of period                            35,936,817                56,214,736
                                                                          --------------            --------------
  Cash and cash equivalents at end of period                              $   47,358,334            $   58,631,551
                                                                          ==============            ==============

     See accompanying notes to condensed consolidated financial statements.

                     MYRIAD GENETICS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation
         ---------------------

         The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Operating results for the three month period ended September 30, 2001 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

(2)      Comprehensive Loss
         ------------------

         The components of the Company's comprehensive loss are as follows:

                                                                         Three Months Ended
                                                                         ------------------
                                                                (Unaudited)              (Unaudited)
                                                               Sept. 30, 2001          Sept. 30, 2000
                                                               --------------          --------------
               Net loss                                           ($1,185,118)            ($2,070,461)
               Unrealized gain on available-for-sale
               marketable investment securities                       454,555                  22,953
                                                               --------------          --------------

               Comprehensive loss                                   ($730,563)            ($2,047,508)
                                                               ==============          ==============

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

         As of September 30, 2001 and 2000, there were antidilutive potential common shares of 3,992,950 and 3,996,802, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

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

                                                                                  Predictive
                                                            Research               medicine               Total
                                                            --------               --------               -----
  Three months ended Sept. 30, 2001:
       Revenues                                            $7,672,691              5,517,596            13,190,287
       Depreciation and amortization                          715,702                326,129             1,041,831
       Segment operating loss                               1,557,355              1,409,869             2,967,224

  Three months ended Sept. 30, 2000:
       Revenues                                            $7,769,251              3,050,009            10,819,260
       Depreciation and amortization                          635,977                242,165               878,142
       Segment operating loss                               1,357,734              1,862,555             3,220,289

                                                     Three Months Ended
                                              (Unaudited)           (Unaudited)
                                             Sept. 30, 2001       Sept. 30, 2000
                                             --------------       --------------
Total operating loss for
  reportable segments                           ($2,967,224)         ($3,220,289)
Interest income                                   1,931,156            1,398,293
Other                                               (24,050)            (248,465)
Income taxes                                       (125,000)                  --
                                             --------------       --------------

Net loss                                        ($1,185,118)         ($2,070,461)
                                             ==============       ==============

(5)      Recent Accounting Pronouncements
         --------------------------------

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations and No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 141 and SFAS 142). SFAS 141 is effective for the Company beginning July 1, 2001 and establishes accounting and reporting standards for business combinations and prohibits the use of the pooling-of-interests method of accounting for those transactions after June 30, 2001. SFAS 142 is effective for the Company beginning July 1, 2002 (though early adoption is permitted) and establishes accounting and reporting standards for goodwill and intangible assets whereby entities will no longer amortize goodwill and certain intangibles, but will test for impairment at least annually. The impact of adopting SFAS 141 and SFAS 142 is not expected to be material to the financial statements.

         Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) was issued in June 2001 and is effective for the Company beginning July 1, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The impact of adopting SFAS 143 is not expected to be material to the financial statements.

         Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (SFAS 144) was issued in August 2001 and is effective for the Company beginning July 1, 2002. SFAS 144 establishes new standards related to the accounting and reporting for the impairment or disposal of long-lived assets. The impact of adopting SFAS 144 is not expected to be material to the financial statements.

(6)      Subsequent Events
         -----------------

         On November 9, 2001, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the sale of up to $250 million of various types of securities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading biopharmaceutical company focused on the development and marketing of novel therapeutic and predictive medicine products. We have developed a number of proprietary proteomic technologies that permit us to identify genes, their related proteins and the biological pathways they form. We use this information to better understand the role proteins play in the onset and progression of human disease. We operate two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize our therapeutic and predictive medicine discoveries. Myriad Pharmaceuticals, Inc. develops and intends to market novel therapeutic products. Myriad Genetic Laboratories, Inc. focuses on the development and marketing of predictive medicine products that assess an individual's risk of developing a specific disease.

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

We also have developed and commercialized four innovative predictive medicine products: BRACAnalysis(R), which is used to assess a woman's risk of developing breast and ovarian cancer; COLARIS(TM), which is used to determine a person's risk of developing colon cancer; and CardiaRisk(R), which is used for therapeutic management of hypertensive patients. In September 2001 we announced the introduction of a new predictive medicine product, MELARIS(TM), which is used to assess a person's risk of developing melanoma, a deadly form of skin cancer. We market these products using our own internal 75 person sales force in the United States and we have entered into marketing collaborations with other organizations in Austria, Canada, Germany, Japan, and Switzerland. Revenues from these proprietary products were $5,717,596 for the three months ended September 30, 2001, an 81% percent increase over revenues of $3,050,009 for the three months ended September 30, 2000.

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

We have devoted substantially all of our resources to maintaining our research and development programs, undertaking drug discovery and development, and operating our predictive medicine business. Our revenues have consisted primarily of research payments received pursuant to collaborative agreements, upfront fees, milestone payments, and sales of predictive medicine products. We have yet to attain profitability and, for the three months ended September 30, 2001, we had a net loss of $1,185,118. As of September 30, 2001 we had an accumulated deficit of $61,021,593.

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

Results of Operations for the Three Months Ended September 30, 2001 and 2000

Predictive medicine revenues for the quarter ended September 30, 2001 were $5,517,596, an increase of 81% or $2,467,587 over the same quarter of 2000. Predictive medicine revenue is comprised primarily of sales of predictive medicine products resulting from our discovery of important disease genes. The successful launch of COLARIS(TM), increased sales and marketing efforts, and wider acceptance of our products by the medical community have resulted in increased revenues for the quarter ended September 30, 2001. However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Research revenues for the quarter ended September 30, 2001 were $7,672,691 compared to $7,769,251 for the same quarter of 2000. This decrease in research revenue is primarily attributable to greater emphasis on our internal research and drug development programs, performing research for Myriad Proteomics, Inc. (a 50% owned affiliate), and reduced collaboration expenses. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Research and development expenses for the quarter ended September 30, 2001 were $8,261,360 compared to $8,790,797 for the same quarter in 2000. This decrease was primarily due to reimbursement for research we performed for Myriad Proteomics, Inc. as part of a scientific outsourcing agreement. For the quarter ended September 30, 2001 research and development expenses were reduced by $1,974,717 as a result of these scientific outsourcing services.

Selling, general and administrative expenses for the quarter ended September 30, 2001 were $5,624,462 compared to $3,943,390 for the same quarter in 2000. The increase of 43% was primarily attributable to costs associated with the ongoing promotion of our predictive medicine business, including the launch of MELARIS(TM) announced in September 2001. We have also increased our sales force to 75 full-time employees as of September 30, 2001, compared to 41 full-time employees for the same period in the previous year. This increase will allow us to increase awareness of our predictive medicine business through direct contact with health care professionals. We expect our selling, general and administrative expenses will continue to fluctuate as needed in support of our predictive medicine business and our drug discovery and development efforts.

Cash, cash equivalents, and marketable investment securities increased $31,705,452 or 30% from $104,548,476 at September 30, 2000 to $136,253,928 at
September 30, 2001. This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the sale of approximately $41 million of the Company's Common Stock in a private placement in October 2000, as well as the receipt of license and milestone payments from the Company's collaborators. These cash receipts were offset by expenditures incurred in the ordinary course of business. As a result of the Company's increased cash position, interest income for the quarter ended September 30, 2001 was $1,931,156 compared to $1,398,293 for the same quarter in 2000, an increase of 38%.

Liquidity and Capital Resources

Net cash used in operating activities was $9,821,935 during the three months ended September 30, 2001 compared to $5,288,660 used in operating activities during the same period of the prior fiscal year. Related party receivables decreased $440,454 for the three months ended September 30, 2001, due to reimbursement for services provided to Myriad Proteomics, Inc. Prepaid expenses decreased by $556,256 during the three months ended September 30, 2001 primarily due to the use of lab supplies previously purchased. Accounts payable and accrued expenses decreased by $3,637,434, primarily as a result of payments for equipment and lab supplies that were purchased in the prior quarter. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $6,974,657 during the three months ended September 30, 2001.

The Company's investing activities provided cash of $20,802,260 in the three months ended September 30, 2001 and used cash of $14,834,014 in the three months ended September 30, 2000. Investing activities were comprised primarily of capital expenditures for research equipment and changes to marketable investment securities. During the three months ended September 30, 2001, the Company shifted a portion of its investment from marketable investment securities to cash and cash equivalents due to changes in interest rates.

Financing activities provided $441,192 during the three months ended September 30, 2001, due to the exercise of stock options.

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

Subsequent Event

On November 9, 2001, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the sale of up to $250 million of various types of securities. This Form S-3 registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy the securities, nor shall there be any sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification of the securities under the securities laws of that state.

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

The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of September 30, 2001, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the consolidated financial statements as a whole.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Quarterly Report, and they may also be made a part of this Quarterly Report by reference to other documents filed with the Securities and Exchange Commission, which is known as "incorporation by reference."

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

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to the Company or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

                           PART II - Other Information

Item 1.           Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.

Item 2.           Changes in Securities and Use of Proceeds.

On July 16, 2001, the Company's Board of Directors adopted a stockholder rights plan (the "Plan"). The Plan was implemented by declaring a dividend distribution to stockholders of record as of July 17, 2001 of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock, par value $0.01 per share. Each Right will entitle registered holders of the Company's Common Stock to purchase a unit consisting of one one-hundredth (1/100) of a share (a "Unit") of a new series of junior participating preferred stock, designated as Series A Junior Participating Preferred, $0.01 par value per share, at a purchase price of $300.00 per Unit. The Rights will expire on July 17, 2011 unless redeemed prior to that date. For further details of the Plan, please see the Company's Current Report on Form 8-K filed on July 18, 2001, which is incorporated herein by reference.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits and Reports on Form 8-K.

(a)  4.1          Rights Agreement, dated as of July 17, 2001, between the
                  Company and Mellon Investor Services LLC (previously filed as
                  Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 18, 2001 and incorporated herein by reference).

(b)  Reports on Form 8-K
     -------------------

We filed a Current Report on Form 8-K, on July 18, 2001, describing the adoption of a stockholder rights plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MYRIAD GENETICS, INC.



Date: November 14, 2001        By:          /s/ Peter D. Meldrum
      -----------------                 -------------------------------------
                               Peter D. Meldrum
                               President and Chief Executive Officer

Date: November 14, 2001        By:             /s/ Jay M. Moyes
      -----------------                 -------------------------------------
                               Jay M. Moyes
                               Vice President of Finance
                               Principal financial and chief accounting officer