Form 10-Q
period 2001-12-31
MYRIAD GENETICS INC
filed 2002-02-14
CIK 899923

Use these links to rapidly review the document
INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-26642

MYRIAD GENETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0494517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
320 Wakara Way, Salt Lake City, UT	84108
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (801) 584-3600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of February 11, 2002 the registrant had 23,752,911 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) Dec. 31, 2001	June 30, 2001
Assets
Current assets:
Cash and cash equivalents	$53,207,043	$35,936,817
Marketable investment securities	37,172,742	91,282,481
Prepaid expenses	3,534,366	4,219,037
Trade accounts receivable, less allowance for doubtful accounts of $325,000 at Dec. 31, 2001 and $255,000 at June 30, 2001	4,968,047	3,634,370
Other receivables	441,025	314,571
Related party receivables	533,707	1,811,517

Total current assets	99,856,930	137,198,793

Equipment and leasehold improvements:
Equipment	23,052,256	21,425,910
Leasehold improvements	3,857,650	3,721,345

	26,909,906	25,147,255
Less accumulated depreciation and amortization	14,342,561	12,416,209

Net equipment and leasehold improvements	12,567,345	12,731,046
Long-term marketable investment securities	43,585,253	18,735,670
Other assets	2,914,527	3,479,846

	$158,924,055	$172,145,355

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,743,148	$9,657,385
Accrued liabilities	3,862,530	3,082,799
Deferred revenue	9,751,028	19,843,373

Total current liabilities	20,356,706	32,583,557
Stockholders' equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; issued and outstanding 23,746,205 at Dec. 31, 2001 and 23,441,659 at June 30, 2001	237,462	234,417
Additional paid-in capital	201,464,946	198,800,273
Accumulated other comprehensive income	346,243	363,583
Accumulated deficit	(63,481,302)	(59,836,475)

Total stockholders' equity	138,567,349	139,561,798

	$158,924,055	$172,145,355

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	(Unaudited) Dec. 31, 2001	(Unaudited) Dec. 31, 2000	(Unaudited) Dec. 31, 2001	(Unaudited) Dec. 31, 2000
Revenues:
Research revenue	$7,107,309	$7,988,017	$14,780,000	$15,757,268
Predictive medicine revenue	6,368,132	3,965,898	11,885,728	7,015,906

Total revenues	13,475,441	11,953,915	26,665,728	22,773,174
Costs and expenses:
Predictive medicine cost of revenue	2,565,334	1,726,998	4,837,023	3,032,360
Research and development expense	8,612,388	9,351,036	16,873,748	18,141,833
Selling, general and administrative expense	6,080,473	4,080,244	11,704,935	8,023,633

Total costs and expenses	17,258,195	15,158,278	33,415,706	29,197,826

Operating loss	(3,782,754)	(3,204,363)	(6,749,978)	(6,424,652)
Other income (expense):
Interest income	1,418,554	2,022,100	3,349,710	3,420,393
Other	29,491	(7,183)	5,441	(255,648)

Net loss before taxes	(2,334,709)	(1,189,446)	(3,394,827)	(3,259,907)
Income taxes	125,000	—	250,000	—

Net loss	($2,459,709)	($1,189,446)	($3,644,827)	($3,259,907)

Basic and diluted loss per share	($0.10)	($0.05)	($0.15)	($0.15)

Basic and diluted weighted average shares outstanding	23,607,694	22,698,098	23,545,214	22,365,347

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	(Unaudited) Dec. 31, 2001	(Unaudited) Dec. 31, 2000
Cash flows from operating activities:
Net loss	($3,644,827)	($3,259,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,066,715	1,776,909
Loss (gain) on disposition of assets	(5,441)	255,648
Bad debt expense	70,000	70,000
Changes in operating assets:
Trade receivables	(1,403,677)	(1,054,458)
Other receivables	(126,454)	(30,008)
Related party receivables	1,277,810	—
Prepaid expenses	684,671	771,634
Other assets	(64,681)	—
Accounts payable and accrued expenses	(2,134,506)	(225,157)
Deferred revenue	(10,092,345)	(6,740,198)

Net cash used in operating activities	(13,372,735)	(8,435,537)

Cash flows from investing activities:
Capital expenditures	(1,897,573)	(2,617,332)
Proceeds from sale of (investments in) other companies	630,000	(2,700,000)
Net change in marketable investment securities	29,242,816	(15,215,598)

Net cash provided by (used in) investing activities	27,975,243	(20,532,930)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,667,718	65,181,577

Net cash provided by financing activities	2,667,718	65,181,577

Net increase in cash and cash equivalents	17,270,226	36,213,110
Cash and cash equivalents at beginning of period	35,936,817	56,214,736

Cash and cash equivalents at end of period	$53,207,043	$92,427,846

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Operating results for the six month period ended December 31, 2001 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

(2) Comprehensive Loss (Unaudited)

        The components of the Company's comprehensive loss are as follows:

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2001	2000	2001	2000
Net loss	($2,459,709)	($1,189,446)	($3,644,827)	($3,259,907)
Unrealized gain (loss) on available-for-sale securities	(471,895)	127,117	(17,340)	150,070

Comprehensive loss	($2,931,604)	($1,062,329)	($3,662,167)	($3,109,837)

(3) Net Loss Per Common Share

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

        As of December 31, 2001 and 2000, there were antidilutive potential common shares of 3,903,262 and 3,751,298, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

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

	Research	Predictive medicine	Total
Three months ended Dec. 31, 2001:
Revenues	$7,107,309	$6,368,132	$13,475,441
Depreciation and amortization	716,504	308,381	1,024,885
Segment operating loss	3,075,453	707,301	3,782,754
Three months ended Dec. 31, 2000:
Revenues	7,988,017	3,965,898	11,953,915
Depreciation and amortization	620,903	277,864	898,767
Segment operating loss	1,525,603	1,678,760	3,204,363
Six months ended Dec. 31, 2001:
Revenues	14,780,000	11,885,728	26,665,728
Depreciation and amortization	1,432,205	634,510	2,066,715
Segment operating loss	4,631,075	2,118,903	6,749,978
Six months ended Dec. 31, 2000:
Revenues	15,757,268	7,015,906	22,773,174
Depreciation and amortization	1,256,880	520,029	1,776,909
Segment operating loss	2,883,336	3,541,316	6,424,652
	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2001	2000	2001	2000
Total operating loss for reportable segments	($3,782,754)	($3,204,363)	($6,749,978)	($6,424,652)
Interest income	1,418,554	2,022,100	3,349,710	3,420,393
Other	29,491	(7,183)	5,441	(255,648)
Income taxes	(125,000)	—	(250,000)	—

Net loss	($2,459,709)	($1,189,446)	($3,644,827)	($3,259,907)

(5) Recent Accounting Pronouncements

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a fully integrated biopharmaceutical company engaged in the discovery, development and marketing of novel therapeutic and predictive medicine products. Through our wholly owned subsidiary, Myriad Pharmaceuticals, Inc., we focus on internal drug discovery and development within the areas of cancer and viral disease, but also identify potential drug targets in other disease areas, which we intend to develop and commercialize in collaboration with major pharmaceutical companies. Through our wholly owned subsidiary, Myriad Genetic Laboratories, Inc., we also develop and market predictive medicine products that assess an individual's risk of developing a specific disease.

        We have strategic alliances with major pharmaceutical or multinational companies, including Bayer Corporation, Hitachi Ltd., Hoffmann-LaRoche Inc., Novartis Corporation, Pharmacia AB, Schering AG, Schering-Plough Corporation and Torrey Mesa Research Institute, or TMRI. In addition, in April 2001, Hitachi, Ltd., Oracle Corporation and we formed Myriad Proteomics, Inc., a stand-alone, independently financed corporation that is 49.9% owned by us. Myriad Proteomics was established to map the full human complement of protein interactions and protein complexes, and intends to market a proprietary map of the human proteome to pharmaceutical and biotechnology companies for therapeutic and predictive product development.

        In September 1995, we commenced a five-year collaborative research and development arrangement with Bayer Corporation. In November 1997 and again in December 1998, we announced expansions of our collaborative research development arrangement with Bayer. After nearly six and one half years, Bayer and we agreed to conclude the research phase of the collaboration. The research effort was focused on the discovery of genes and drug targets involved in the areas of obesity, asthma, osteoporosis, dementia, and depression. We are entitled to receive milestone payments and royalties from sales of therapeutic products commercialized by Bayer.

        In December 2001, we entered into an agreement with Laboratory Corporation of America Holdings (LabCorp), pursuant to which LabCorp will be the exclusive sales and distribution partner in the United States of our four predictive medicine products. Under the agreement, LabCorp will use its existing 600 person United States sales force to market our predictive medicine products to more than 200,000 primary care and other internal medicine physicians.

        We have devoted substantially all of our resources to maintaining our research and development programs, undertaking drug discovery and development, and operating our predictive medicine business. To date, our revenues have consisted primarily of research payments received pursuant to collaborative agreements, upfront fees, milestone payments, and sales of predictive medicine products. We have yet to attain profitability and, for the three months ended December 31, 2001, we had a net loss of $2.5 million. As of December 31, 2001 we had an accumulated deficit of $63.5 million.

        We recognize revenue from research contracts in accordance with the terms of the contract and the related research activities undertaken. This includes recognizing research revenue from research contracts over time as research is performed using the percentage-of-completion method based on costs incurred relative to total estimated contract costs. We recognize predictive medicine revenue upon completion of the test and communication of the results to the referring medical practitioner. Revenue related to technology license fees in those cases in which we have continuing involvement is recognized over the period of performance. We recognize revenue from up-front payments related to our marketing agreements ratably over the life of the agreement.

        We expect to incur losses for at least the next several years, primarily due to expansion of our research and development programs, expansion of our drug discovery and development efforts, costs related to our preclinical and clinical activities, launch of new predictive medicine products and expansion of our facilities. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our predictive medicine business. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations for the Three Months Ended December 31, 2001 and 2000

        Research revenues for the quarter ended December 31, 2001 were $7.1 million compared to $8.0 million for the same quarter of 2000. Research revenue is comprised of research payments received pursuant to collaborative agreements, upfront fees and milestone payments. This decrease in research revenue is primarily attributable to greater emphasis on our internal research and drug development programs and performing research for Myriad Proteomics, Inc. (a 49.9% owned affiliate). Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

        Predictive medicine revenues for the quarter ended December 31, 2001 were $6.4 million, an increase of 61% or $2.4 million over the same quarter of 2000. Predictive medicine revenue is comprised of sales of predictive medicine products and fees and royalties from our predictive medicine product marketing partners. Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the quarter ended December 31, 2001. However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Research and development expenses for the quarter ended December 31, 2001 were $8.6 million compared to $9.4 million for the same quarter in 2000. The decrease of 8% was primarily due to reimbursement for research we performed for Myriad Proteomics, Inc. as part of a scientific outsourcing agreement. For the quarter ended December 31, 2001, research and development expenses were reduced by $1.4 million as a result of these scientific outsourcing services.

        Selling, general and administrative expenses for the quarter ended December 31, 2001 were $6.1 million compared to $4.1 million for the same quarter in 2000. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses. The increase of 49% was primarily attributable to costs associated with the launch of MELARIS™ in November 2001 and the increase in our sales force to 100 full-time employees as of December 31, 2001, compared to 43 full-time employees as of December 31, 2000. We expect this larger sales force to enable us to increase awareness of our predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate dependent on the number and scope of new product launches and our drug discovery and development efforts.

        Cash, cash equivalents, and marketable investment securities decreased $6.2 million or 4% from $140.2 million at December 31, 2000 to $134.0 million at December 31, 2001. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of the Company's decreased cash position and declining interest rates, interest income for the quarter ended December 31, 2001 was $1.4 million compared to $2.0 million for the same quarter in 2000, a decrease of 30%.

Results of Operations for the Six Months Ended December 31, 2001 and 2000

        Research revenues for the six months ended December 31, 2001 were $14.8 million compared to $15.8 million for the six months ended December 31, 2000. Research revenue is comprised of research payments received pursuant to collaborative agreements, upfront fees and milestone payments. This decrease in research revenue is primarily attributable to greater emphasis on our internal research and drug development programs and performing research for Myriad Proteomics, Inc. (a 49.9% owned affiliate). Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

        Predictive medicine revenues for the six months ended December 31, 2001 were $11.9 million, an increase of 69% or $4.9 million over the six months ended December 31, 2000. Predictive medicine revenue is comprised of sales of predictive medicine products and fees and royalties from our predictive medicine product marketing partners. Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the six months ended December 31, 2001. However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Research and development expenses for the six months ended December 31, 2001 were $16.9 million compared to $18.1 million for the six months ended December 31, 2000. The decrease of 7% was primarily due to reimbursement for research we performed for Myriad Proteomics, Inc. as part of a scientific outsourcing agreement. For the six months ended December 31, 2001, research and development expenses were reduced by $3.4 million as a result of these scientific outsourcing services.

        Selling, general and administrative expenses for the six months ended December 31, 2001 were $11.7 million compared to $8.0 million for the six months ended December 31, 2000. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses. The increase of 46% was primarily attributable to the increase in our sales force to 100 full-time employees as of December 31, 2001, compared to 43 full-time employees as of December 31, 2000. We expect this larger sales force to enable us to increase awareness of our predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate dependent on the number and scope of new product launches and our drug discovery and development efforts.

        Cash, cash equivalents, and marketable investment securities decreased $6.2 million or 4% from $140.2 million at December 31, 2000 to $134.0 million at December 31, 2001. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of the Company's decreased cash position and declining interest rates, interest income for the six months ended December 31, 2001 was $3.3 million compared to $3.4 million for the six months ended December 31, 2000, a decrease of 2%.

Liquidity and Capital Resources

        Net cash used in operating activities was $13.4 million during the six months ended December 31, 2001 compared to $8.4 million used in operating activities during the same period of the prior fiscal year. Trade receivables increased $1.4 million between June 30, 2001 and December 31, 2001, primarily due to the 69% increase in predictive medicine sales during the same period. Related party receivables decreased $1.3 million between June 30, 2001 and December 31, 2001, due to reimbursement for services provided to Myriad Proteomics, Inc. Prepaid expenses decreased by $0.7 million between June 30, 2001 and December 31, 2001, primarily due to the use of lab supplies previously purchased. Accounts payable and accrued expenses decreased by $2.1 million between June 30, 2001 and December 31, 2001, primarily as a result of payments for equipment and lab supplies that were purchased previously. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $10.1 million between June 30, 2001 and December 31, 2001.

        Our investing activities provided cash of $28.0 million in the six months ended December 31, 2001 and used cash of $20.5 million in the six months ended December 31, 2000. Investing activities were comprised primarily of capital expenditures for research equipment and changes to marketable investment securities. During the six months ended December 31, 2001, we shifted a portion of our investments from marketable investment securities to cash and cash equivalents due to changes in interest rates. During the six months ended December 31, 2001 other assets decreased $0.6 million due to the sale of part of our investment in a privately held biotechnology company.

        Financing activities provided $2.7 million during the six months ended December 31, 2001, due to the exercise of stock options.

        On November 9, 2001, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the sale of up to $250 million of various types of securities, which the SEC declared effective on November 21, 2001. The registered shares are available for sale at our discretion.

        We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. Our future capital requirements will be substantial and will depend on many factors, including:

  •
  the progress of our preclinical and clinical activities;

  •
  the progress of our research and development programs;

  •
  the progress of our drug discovery and drug development programs;

  •
  the cost of developing and launching additional predictive medicine products;

  •
  the costs of filing, prosecuting and enforcing patent claims;

  •
  the costs associated with competing technological and market developments;

  •
  the payments received under collaborative agreements and changes in collaborative research relationships;

  •
  the costs associated with potential commercialization of our discoveries, if any, including the development of manufacturing, marketing and sales capabilities; and

  •
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

        The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of December 31, 2001, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

PART II—Other Information

Item 1. Legal Proceedings.

        Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        On November 8, 2001, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). A quorum of 19,422,471 shares of Common Stock of the Company (of a total 23,539,801 outstanding shares, or 82.51%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

  1.
  To elect three members to the Board of Directors to serve until the 2004 Annual Meeting and until their successors are duly elected and qualified. Nominees for Directors were Peter D. Meldrum, Mark H. Skolnick, PhD., and Linda S. Wilson, PhD.

  2.
  To consider and act upon a proposal to increase by 2,000,000 shares the aggregate number of shares of the Company's common stock, $.01 par value per share, for which stock options may be granted under the Company's 1992 Employee, Director, and Consultant Stock Option Plan.

  3.
  To consider and act upon a proposal to ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending June 30, 2002.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:

	FOR	WITHHELD
Peter D. Meldrum	16,469,867	2,952,604
Mark H. Skolnick, PhD.	16,507,782	2,914,689
Linda S. Wilson, PhD.	18,687,051	735,420

        Immediately following the Annual Meeting, Hugh A. D'Andrade and Dale A. Stringfellow, PhD. continued to serve as Directors for terms expiring at the 2003 Annual Meeting, and Walter Gilbert, PhD. and Arthur Hayes Jr., MD continued to serve as Directors for terms expiring at the 2002 Annual Meeting and until their successors are duly elected and qualified.

Proposal 2:

For	7,798,693
Against	5,492,828
Abstain	21,334
Broker Non-vote	—

Proposal 3:

For	19,329,176
Against	78,389
Abstain	14,906
Broker Non-vote	—

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(b)
Reports on Form 8-K

        We filed a Current Report on Form 8-K, on November 13, 2001, to disclose that we had publicly disseminated a press release announcing that we had filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the sale of up to $250 million of various types of securities.

        We filed a Current Report on Form 8-K, on December 7, 2001, to disclose that we had publicly disseminated a press release announcing that we had entered into a new collaboration with Laboratory Corporation of America Holdings to make our predictive medicine products broadly available to primary care physicians throughout the United States.

        We filed a Current Report on Form 8-K, on December 21, 2001, to disclose that we had publicly disseminated a press release announcing that we had submitted a large, multi-center, double-blind, placebo-controlled human clinical trial of our prostate cancer drug, Flurizan™ (MPC-7869), to the Food and Drug Administration.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.
Date: February 14, 2002	By:	/s/ PETER D. MELDRUM Peter D. Meldrum President and Chief Executive Officer
Date: February 14, 2002	By:	/s/ JAY M. MOYES Jay M. Moyes Vice President of Finance Principal financial and chief accounting officer