Form 10-Q
period 2002-03-31
MYRIAD GENETICS INC
filed 2002-05-14
CIK 899923

Use these links to rapidly review the document
MYRIAD GENETICS, INC. INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-26642

MYRIAD GENETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0494517 (I.R.S. Employer Identification No.)
320 Wakara Way, Salt Lake City, UT (Address of principal executive offices)	84108 (Zip Code)

Registrant's telephone number, including area code: (801) 584-3600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 8, 2002 the registrant had 23,782,623 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

INDEX TO FORM 10-Q

MYRIAD GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2002	June 30, 2001
Assets
Current assets:
Cash and cash equivalents	$58,567,795	$35,936,817
Marketable investment securities	21,229,251	91,282,481
Prepaid expenses	4,250,768	4,219,037
Trade accounts receivable, less allowance for doubtful accounts of $455,000 at Mar. 31, 2002 and $255,000 at June 30, 2001	7,151,988	3,634,370
Other receivables	208,633	314,571
Related party receivables	520,286	1,811,517

Total current assets	91,928,721	137,198,793

Equipment and leasehold improvements:
Equipment	23,595,298	21,425,910
Leasehold improvements	3,987,424	3,721,345

	27,582,722	25,147,255
Less accumulated depreciation and amortization	15,334,676	12,416,209

Net equipment and leasehold improvements	12,248,046	12,731,046
Long-term marketable investment securities	45,859,507	18,735,670
Other assets	3,633,370	3,479,846

	$153,669,644	$172,145,355

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,306,775	$9,657,385
Accrued liabilities	3,079,801	3,082,799
Deferred revenue	10,545,041	19,843,373

Total current liabilities	18,931,617	32,583,557
Stockholders' equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; issued and outstanding 23,775,411 at Mar. 31, 2002 and 23,441,659 at June 30, 2001	237,754	234,417
Additional paid-in capital	201,637,870	198,800,273
Accumulated other comprehensive income	(159,928)	363,583
Accumulated deficit	(66,977,669)	(59,836,475)

Total stockholders' equity	134,738,027	139,561,798

	$153,669,644	$172,145,355

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	(Unaudited) Mar. 31, 2002	(Unaudited) Mar. 31, 2001	(Unaudited) Mar. 31, 2002	(Unaudited) Mar. 31, 2001
Revenues:
Research revenue	$5,803,255	$6,652,289	$20,583,255	$22,409,558
Predictive medicine revenue	7,255,065	4,914,950	19,140,794	11,930,856

Total revenues	13,058,320	11,567,239	39,724,049	34,340,414
Costs and expenses:
Predictive medicine cost of revenue	2,848,591	2,149,029	7,685,614	5,181,389
Research and development expense	8,739,952	8,428,402	25,613,701	26,570,236
Selling, general and administrative expense	5,911,925	4,247,554	17,616,859	12,271,188

Total costs and expenses	17,500,468	14,824,985	50,916,174	44,022,813

Operating loss	(4,442,148)	(3,257,746)	(11,192,125)	(9,682,399)
Other income (expense):
Interest income	1,076,435	2,057,167	4,426,146	5,477,560
Other	(5,655)	(27,465)	(215)	(283,113)

Net loss before taxes	(3,371,368)	(1,228,044)	(6,766,194)	(4,487,952)
Income taxes	125,000	500,000	375,000	500,000

Net loss	$(3,496,368)	$(1,728,044)	$(7,141,194)	$(4,987,952)

Basic and diluted loss per share	$(0.15)	$(0.07)	$(0.30)	$(0.22)

Basic and diluted weighted average shares outstanding	23,763,165	23,219,841	23,616,804	22,646,020

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	(Unaudited) Mar. 31, 2002	(Unaudited) Mar. 31, 2001
Cash flows from operating activities:
Net loss	$(7,141,194)	$(4,987,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,275,273	2,735,937
Loss on disposition of assets	215	283,113
Bad debt expense	200,000	100,000
Changes in operating assets:
Trade receivables	(3,717,618)	(1,253,403)
Other receivables	105,938	121,292
Related party receivables	1,291,231	—
Prepaid expenses	(31,731)	1,043,624
Other assets	(958,524)	—
Accounts payable and accrued expenses	(4,353,608)	(808,918)
Deferred revenue	(9,298,332)	(4,845,890)

Net cash used in operating activities	(20,628,350)	(7,612,197)

Cash flows from investing activities:
Capital expenditures	(2,617,488)	(4,024,914)
Proceeds from sale of (investments in) other companies	630,000	(2,700,000)
Net change in marketable investment securities	42,405,882	(11,840,427)

Net cash provided by (used in) investing activities	40,418,394	(18,565,341)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,840,934	66,163,825

Net cash provided by financing activities	2,840,934	66,163,825

Net increase in cash and cash equivalents	22,630,978	39,986,287
Cash and cash equivalents at beginning of period	35,936,817	56,214,736

Cash and cash equivalents at end of period	$58,567,795	$96,201,023

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Operating results for the nine month period ended March 31, 2002 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

(2)    Comprehensive Loss (Unaudited)

        The components of the Company's comprehensive loss are as follows:

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
	2002	2001	2002	2001
Net loss	$(3,496,368)	$(1,728,044)	$(7,141,194)	$(4,987,952)
Unrealized gain (loss) on available-for-sale securities	(506,171)	198,779	(523,511)	348,849

Comprehensive loss	$(4,002,539)	$(1,529,265)	$(7,664,705)	$(4,639,103)

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

        As of March 31, 2002 and 2001, there were antidilutive potential common shares of 4,213,852 and 3,942,576, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

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

	Research	Predictive medicine	Total
Three months ended Mar. 31, 2002:
Revenues	$5,803,255	$7,255,065	$13,058,320
Depreciation and amortization	725,412	483,146	1,208,558
Segment operating loss	3,480,427	961,721	4,442,148
Three months ended Mar. 31, 2001:
Revenues	6,652,289	4,914,950	11,567,239
Depreciation and amortization	662,306	296,722	959,028
Segment operating loss	2,106,415	1,151,331	3,257,746
Nine months ended Mar. 31, 2002:
Revenues	20,583,255	19,140,794	39,724,049
Depreciation and amortization	2,157,618	1,117,655	3,275,273
Segment operating loss	8,113,235	3,078,890	11,192,125
Nine months ended Mar. 31, 2001:
Revenues	22,409,558	11,930,856	34,340,414
Depreciation and amortization	1,919,186	816,751	2,735,937
Segment operating loss	4,989,752	4,692,647	9,682,399
	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
	2002	2001	2002	2001
Total operating loss for reportable segments	$(4,442,148)	$(3,257,746)	$(11,192,125)	$(9,682,399)
Interest income	1,076,435	2,057,167	4,426,146	5,477,560
Other	(5,655)	(27,465)	(215)	(283,113)
Income taxes	(125,000)	(500,000)	(375,000)	(500,000)

Net loss	$(3,496,368)	$(1,728,044)	$(7,141,194)	$(4,987,952)

(5)    Collaborative Research Agreements

        In March of 2002 we formed a drug discovery collaboration with Abbott Laboratories to identify novel drug targets for the diagnosis and treatment of depression. The collaboration will merge our integrated drug target identification and validation technologies with Abbott's drug discovery and development expertise. The agreement provides Abbott with license rights and specifies an upfront payment to Myriad, plus guaranteed research funding and potential milestones totaling approximately $34 million plus royalties.

        Also in March of 2002 we formed a $24 million research collaboration with E.I. du Pont de Nemours and Company (DuPont) to understand the genetics that drive the proprietary products of Pioneer Hi-Bred International, Inc., a subsidiary of DuPont. During this two-year collaboration, we will apply our high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to Pioneer.

(6)    Recent Accounting Pronouncements

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

        We have strategic alliances with major pharmaceutical or multinational companies, including Abbott Laboratories, Bayer Corporation, E.I. du Pont de Nemours and Company, Hitachi Ltd., Hoffmann-LaRoche Inc., Novartis Corporation, Pharmacia AB, Schering AG, and Schering-Plough Corporation. In addition, in April 2001, Hitachi, Ltd., Oracle Corporation and we formed Myriad Proteomics, Inc., a stand-alone, independently financed corporation that is 49.9% owned by us. Myriad Proteomics was established to map the full human complement of protein interactions and protein complexes, and intends to market a proprietary map of the human proteome to pharmaceutical and biotechnology companies for therapeutic and predictive product development.

        In March of 2002 we formed a drug discovery collaboration with Abbott Laboratories to identify novel drug targets for the diagnosis and treatment of depression. The collaboration will merge our integrated drug target identification and validation technologies with Abbott's drug discovery and development expertise.

        Also in March of 2002 we formed a research collaboration with DuPont to understand the genetics that drive the proprietary products of Pioneer Hi-Bred International, Inc., a subsidiary of DuPont. During this two-year collaboration, we will apply our high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to Pioneer.

        We have devoted substantially all of our resources to maintaining our research and development programs, undertaking drug discovery and development, and operating our predictive medicine business. To date, our revenues have consisted primarily of research payments received pursuant to collaborative agreements, upfront fees, milestone payments, and sales of predictive medicine products. We have yet to attain profitability and, for the three months ended March 31, 2002, we had a net loss of $3.5 million. As of March 31, 2002 we had an accumulated deficit of $67.0 million.

        We recognize revenue from research contracts in accordance with the terms of the contract and the related research activities undertaken. This includes recognizing research revenue from research contracts over time as research is performed using the percentage-of-completion method based on costs incurred relative to total estimated contract costs. We recognize predictive medicine revenue upon completion of the test and communication of the results to the referring medical practitioner. Revenue related to technology license fees in those cases in which we have continuing involvement is recognized over the period of continuing involvement. We recognize revenue from up-front payments related to our marketing agreements ratably over the life of the agreement.

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

Critical Accounting Policies

        Critical accounting policies are those policies which are both important to the portrayal of a company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

  •
  revenue recognition; and

  •
  investment in Myriad Proteomics, Inc.

        Revenue Recognition.    We apply the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101), to all of our revenue transactions. We recognize revenue from research contracts in accordance with the terms of the contract and the related research activities undertaken. This includes recognizing research revenue from research contracts over time as research is performed using the percentage-of-completion method based on costs incurred relative to total estimated contract costs. Payments we receive under these agreements cover our direct costs and an allocation for overhead and general and administrative expenses. Payments received on uncompleted long-term research contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets.

        Revenues related to technology license fees when continuing involvement or services by us are required, are recognized over the period of continuing involvement. Up-front payments related to marketing agreements are recognized ratably over the life of the agreement.

        Investment In Myriad Proteomics.    In April 2001, we announced the formation of a new alliance with Hitachi, Ltd. (Hitachi), Friedli Corporate Finance A.G. (Friedli) and Oracle Corp. (Oracle) to map the human proteome. The newly-formed entity, Myriad Proteomics, Inc. (Myriad Proteomics), intends to market its proprietary database to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development. We contributed technology to Myriad Proteomics in exchange for a 49 percent ownership interest and Hitachi, Friedli and Oracle contributed a combined $82 million in cash in exchange for the remaining 51 percent ownership in Myriad Proteomics.

        We are accounting for our investment in Myriad Proteomics using the equity method. Because our initial investment in Myriad Proteomics consisted of technology with a financial statement carrying value of $-0- on our financial statements, and given the uncertainty of the realizability of the difference between the $82 million carrying amount and our proportionate share of the net assets of Myriad Proteomics, our initial investment in Myriad Proteomics was recorded as $-0- and no gain was recognized.

        As part of the formation of Myriad Proteomics, we entered into administrative and scientific outsourcing agreements with Myriad Proteomics. These agreements expire on June 30, 2002. Charges to Myriad Proteomics for services incurred related to the administrative and scientific outsourcing agreements are based on actual time and expenses that we incur on behalf of Myriad Proteomics.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

        Research revenues for the quarter ended March 31, 2002 were $5.8 million compared to $6.7 million for the same quarter of 2001. Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of upfront fees and milestone payments. This decrease of 13% in research revenue is primarily attributable to greater emphasis on our internal research and drug development programs, performing research for Myriad Proteomics, Inc. (a 49.9% owned affiliate), and the successful completion of the Bayer and TMRI collaborations in December 2001. Research revenues for the quarter ended March 31, 2002 included $0.8 million related to the sale of intellectual property. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

        Predictive medicine revenues for the quarter ended March 31, 2002 were $7.3 million, an increase of 48% or $2.3 million over the same quarter of 2001. Predictive medicine revenue is comprised of sales of predictive medicine products and fees and royalties from our predictive medicine product marketing partners. Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the quarter ended March 31, 2002. However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Research and development expenses for the quarter ended March 31, 2002 were $8.7 million compared to $8.4 million for the same quarter in 2001. The increase of 4% was primarily due to increased costs associated with our ongoing clinical trial for Flurizan™, and was partially offset by reimbursement for research we performed for Myriad Proteomics, Inc. as part of a scientific outsourcing agreement. For the quarter ended March 31, 2002, research and development expenses were reduced by $1.3 million as a result of these scientific outsourcing services.

        Selling, general and administrative expenses for the quarter ended March 31, 2002 were $5.9 million compared to $4.2 million for the same quarter in 2001. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses. The increase of 39% was primarily attributable to the increase in our sales force to 106 full-time employees as of March 31, 2002, compared to 53 full-time employees as of March 31, 2001. We expect this larger sales force to enable us to increase awareness of our predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate dependent on the number and scope of new product launches and our drug discovery and development efforts.

        Cash, cash equivalents, and marketable investment securities decreased $15.1 million or 11% from $140.8 million at March 31, 2001 to $125.7 million at March 31, 2002. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of the Company's decreased cash position and declining interest rates, interest income for the quarter ended March 31, 2002 was $1.1 million compared to $2.1 million for the same quarter in 2001, a decrease of 48%.

Results of Operations for the Nine Months Ended March 31, 2002 and 2001

        Research revenues for the nine months ended March 31, 2002 were $20.6 million compared to $22.4 million for the nine months ended March 31, 2001. Research revenue is comprised of research payments received pursuant to collaborative agreements, upfront fees and milestone payments. This decrease of 8% in research revenue is primarily attributable to greater emphasis on our internal research and drug development programs, performing research for Myriad Proteomics, Inc. (a 49.9% owned affiliate), and the successful completion of the Bayer and TMRI collaborations in December 2001. Research revenues for the nine months ended March 31, 2002 included $0.8 million related to the sale of intellectual property. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

        Predictive medicine revenues for the nine months ended March 31, 2002 were $19.1 million, an increase of 60% or $7.2 million over the nine months ended March 31, 2001. Predictive medicine revenue is comprised of sales of predictive medicine products and fees and royalties from our predictive medicine product marketing partners. Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the nine months ended March 31, 2002. However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Research and development expenses for the nine months ended March 31, 2002 were $25.6 million compared to $26.6 million for the nine months ended March 31, 2001. The decrease of 4% was primarily due to reimbursement for research we performed for Myriad Proteomics, Inc. as part of a scientific outsourcing agreement, and was partially offset by increased costs associated with our ongoing clinical trial for Flurizan™. For the nine months ended March 31, 2002, research and development expenses were reduced by $4.7 million as a result of these scientific outsourcing services.

        Selling, general and administrative expenses for the nine months ended March 31, 2002 were $17.6 million compared to $12.3 million for the nine months ended March 31, 2001. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses. The increase of 44% was primarily attributable to the increase in our sales force to 106 full-time employees as of March 31, 2002, compared to 53 full-time employees as of March 31, 2001. We expect this larger sales force to enable us to increase awareness of our predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate dependent on the number and scope of new product launches and our drug discovery and development efforts.

        Cash, cash equivalents, and marketable investment securities decreased $15.1 million or 11% from $140.8 million at March 31, 2001 to $125.7 million at March 31, 2002. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of the Company's decreased cash position and declining interest rates, interest income for the nine months ended March 31, 2002 was $4.4 million compared to $5.5 million for the nine months ended March 31, 2001, a decrease of 19%.

Liquidity and Capital Resources

        Net cash used in operating activities was $20.6 million during the nine months ended March 31, 2002 compared to $7.6 million used in operating activities during the same period of the prior fiscal year. Trade receivables increased $3.7 million between June 30, 2001 and March 31, 2002, primarily due to the 60% increase in predictive medicine sales during the same period. Related party receivables decreased $1.3 million between June 30, 2001 and March 31, 2002, due to reimbursement for services provided to Myriad Proteomics, Inc. Other assets increased $0.9 million between June 30, 2001 and March 31, 2002, primarily due to the acquisition of patents. Accounts payable and accrued expenses decreased by $4.4 million between June 30, 2001 and March 31, 2002, primarily as a result of payments for equipment and lab supplies that were purchased previously. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $9.3 million between June 30, 2001 and March 31, 2002.

        Our investing activities provided cash of $40.4 million in the nine months ended March 31, 2002 and used cash of $18.6 million in the nine months ended March 31, 2001. Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment. During the nine months ended March 31, 2002, we shifted a portion of our investments from marketable investment securities to cash and cash equivalents due to changes in interest rates. During the nine months ended March 31, 2002 other assets decreased $0.6 million due to the sale of part of our investment in a privately held biotechnology company.

        Financing activities provided $2.8 million during the nine months ended March 31, 2002, due to the exercise of stock options.

        On November 9, 2002, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the sale of up to $250 million of various types of securities, which the SEC declared effective on November 21, 2002. The registered shares are available for sale at our discretion.

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

        The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of March 31, 2002, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (b)
  Reports on Form 8-K

        We filed a Current Report on Form 8-K, on March 12, 2002, to disclose that we had publicly disseminated a press release announcing that we had entered into a new collaboration with Abbott Laboratories to identify novel genes and drug targets for the diagnosis and treatment of depression.

        We filed a Current Report on Form 8-K, on April 30, 2002, to disclose that we had publicly disseminated a press release announcing that we had entered into a new collaboration with DuPont to better understand the genetics that drive the proprietary products of Pioneer, a subsidiary of DuPont.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 13, 2002	By:	/s/ PETER D. MELDRUM
Peter D. Meldrum President and Chief Executive Officer

Date: May 13, 2002	By:	/s/ JAY M. MOYES
Jay M. Moyes Vice President of Finance Principal financial and chief accounting officer