Form 10-K
period 2002-06-30
MYRIAD GENETICS INC
filed 2002-09-27
CIK 899923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $.01 Par Value Per Share
Preferred Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on September 2, 2002 was $392,025,303, based on the last sale price as reported by The Nasdaq Stock Market.

        As of September 18, 2002 the registrant had 23,835,056 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2002.

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

        Myriad researchers have made important discoveries in the fields of cancer, viral diseases such as AIDS, and acute thrombosis. These discoveries point to novel disease pathways and have paved the way for the development of new drugs. Additionally, our pipeline of drug targets offers therapeutic opportunities for the treatment of diseases such as heart disease, rheumatoid arthritis, Alzheimer's disease and other central nervous system disorders. We have identified 871 drug targets to date. We have also established an extensive portfolio of drug candidates that are under development at Myriad. Fifteen of these drug candidates are in pre-clinical testing. Flurizan™, our lead therapeutic product for the treatment of prostate cancer, is currently in a large, multi-center human clinical trial. We also recently submitted an Investigational New Drug (IND) application for the evaluation of R-flurbiprofen (MPC-7869) for the treatment of Alzheimer's disease. We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer and infectious diseases.

        We also have developed and commercialized five innovative predictive medicine products: BRACAnalysis®, which is used to assess a woman's risk of developing breast and ovarian cancer, COLARIS™ and COLARIS AP™, which are used to determine a person's risk of developing colon cancer, MELARIS®, which is used to determine a person's risk of developing malignant melanoma, and CardiaRisk®, which is used for therapeutic management of hypertensive patients. We market these products using our own internal 106 person sales force in the United States and we have entered into marketing collaborations with other organizations in Austria, Brazil, Canada, Germany, Japan, and Switzerland. Revenues from these proprietary products grew approximately 57% from the prior year to $26.8 million in the fiscal year ended June 30, 2002.

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

        We have devoted substantially all of our resources to maintaining our research and development programs, undertaking drug discovery and development, and operating our predictive medicine business. Our revenues have consisted primarily of sales of predictive medicine products and research payments received pursuant to collaborative agreements, upfront fees, and milestone payments. We have yet to attain profitability and, for the year ended June 30, 2002, we had a net loss of $14.0 million and as of June 30, 2002 had an accumulated deficit of $73.8 million.

        We have formed strategic alliances with 12 major pharmaceutical or multinational companies including Abbott Laboratories, Bayer Corporation, E.I. du Pont de Nemours and Company (DuPont),

Eli Lilly and Company, Hitachi Ltd., Hoffmann-LaRoche Inc., Novartis Corporation, Oracle Corporation, Pharmacia Corporation, Schering AG, Schering-Plough Corporation, and Torrey Mesa Research Institute, a subsidiary of Syngenta. We intend to enter into additional collaborative relationships to discover genes, proteins, protein networks, and drug targets associated with common diseases as well as to continue to fund internal research projects. However, we may be unable to enter into additional collaborative relationships on terms acceptable to us.

        In April 2001, we announced the formation of Myriad Proteomics, Inc., a new venture with Hitachi, Ltd. and Oracle Corporation to map the human proteome. Myriad Proteomics, which is 49 percent owned by the Company, intends to develop and market a proprietary map of the human proteome to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development.

        We expect to incur losses for at least the next several years, primarily due to expansion of our drug discovery and development efforts, expansion of our research and development programs, launch of new predictive medicine products, and expansion of our facilities. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and predictive medicine businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Business Strategy

        Understanding the cause of a disease at the level of genes, proteins and biological pathways can be very helpful in determining how best to treat the disease. Historically, technologies used to discover treatments for the symptoms of diseases have been less effective against complex diseases that arise through a combination of genetic and environmental factors, such as cancer and heart disease. In order to treat complex diseases effectively, it is imperative to understand how the body uses its genetic information, how the disruption of important biological pathways can lead to disease, and how drugs can be developed to prevent, halt or reverse disease progression. As we learn more about the genetic basis of disease, we believe that we will be able to develop drugs that are safer and more efficacious.

        The majority of diseases are treated by modifying the activities of proteins in affected cells and tissues. The quest for safer and more effective treatments for a wider range of diseases has led us to employ genomics and proteomics in our drug discovery and development programs.

        Gene-based small molecule drug discovery and development programs at Myriad typically involve the following steps:

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

        Predictive Medicine.    In predictive medicine we analyze genes and their proteins to predict individuals' risks for developing diseases and their responses to specific treatments. Armed with this risk assessment information, individuals can increase surveillance and take preventive action to prevent or delay the onset of disease. As drugs are developed and approved for use, knowledge about side effects and efficacy in specific individuals emerges. Using this pharmacogenomic knowledge, personal genetic profiles can be developed to predict responses of individuals to drugs.

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

        Our business strategy is to understand the relationship between proteins and diseases in order to develop the next generation of therapeutic and predictive medicine products. Through our proprietary technologies, we are uniquely positioned to identify these proteins and the biological pathways they form, and develop novel therapeutic and predictive medicine products. Our business strategy includes the following key elements:

  •
  Use our technologies to discover important disease genes and proteins, understand their functions and identify lead compounds. We plan to expand our proprietary technologies to uncover additional disease pathways, discover functions for many of the proteins in these pathways and identify high quality drug targets. In addition, we will continue to employ our high-throughput screening technology in order to rapidly identify novel small molecule drugs. We believe this will result in the identification of numerous lead compounds for potential drug development. Based on the specific characteristics of our drug targets, we will augment our small molecule drug development capability with protein replacement therapy and antibody therapy.

  •
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

  •
  Grow and expand our predictive medicine business. We plan continue to increase the domestic and foreign market penetration of our existing predictive medicine products and create additional products to capitalize on the emerging areas of predictive medicine.

  •
  Capitalize on our strategic alliances with major pharmaceutical companies. We expect to maintain our strategic alliances focused on the discovery of novel drug targets. This will shift much of the financial risk associated with drug development to our partners, while permitting us to benefit from our partners' drug development expertise and marketing strength.

Our Integrated Set of Technologies

        We have developed and integrated a powerful set of technologies that enable us to discover genes of commercial importance and understand their role in disease pathways. Our technology platform provides the knowledge to develop therapeutic and predictive medicine products, based on a vastly improved understanding of the genetic basis of disease.

        We believe that because virtually all cellular processes are controlled by proteins, including important disease processes, knowledge of protein interactions and functions can be extremely valuable in the identification of novel drug targets for therapeutic development. In order to determine the function of genes and their role in disease pathways, we use our proprietary ProNet® and ProSpec™ technologies. These technologies enable us to identify human proteins, to discover the other proteins with which they interact and to improve our understanding of their involvement in important disease pathways. Each protein and its interacting partners form a network, which reads like a map, positioning the protein in the disease pathway and tracing the protein's role in that pathway.

        Using our high-throughput proteomic technologies, we screen target proteins with our proprietary libraries constructed from a variety of different tissues and organs, such as heart, brain, kidney, liver, breast and prostate. We have constructed over 33 proprietary libraries each containing approximately 10 million protein fragments. We apply our proprietary automation and robotic capabilities to the protein search process to allow high-throughput processing of protein interactions. Our current capacity allows us to identify hundreds of protein interactions each day.

        We believe that ProNet® and ProSpec™ provide significant opportunities to identify and develop novel drug targets by:

  •
  discovering new proteins in the disease pathways;

  •
  discovering functions for novel proteins;

  •
  identifying new functions for known proteins;

  •
  identifying proteins involved in critical interactions along the pathway; and

  •
  selecting high quality drug targets from disease pathways.

        We have developed a proprietary drug screening technology called ProTrap™ which allows us quickly and cost effectively to build high-throughput drug screens using a yeast-based system. We believe that yeast-based screens offer a number of distinct cost and time advantages in comparison to the more commonly used mammalian or cell-free screens. Yeast are inexpensive and easy to grow and yeast screens can be run through our liquid handling robotics platform.

        In the ProTrap™ system, yeast are manipulated genetically so that they produce a human or viral protein. When the protein is produced in one of a variety of proprietary yeast strains, it causes the strain to change in a way that can be easily detected. Therefore, when a small molecular weight compound inhibits or activates the protein, a further change in the characteristics of the yeast strain is identified. The drug discovery screens are designed to be run in parallel, such that each screen controls for false positives in other screens. The result is greater efficiency and a higher screening throughput. Additionally, our ProTrap™ technology has been extended to complement our other target validation technologies by determining the functions of proteins. It can also determine the biological activity of mutant proteins that may have utility in pharmacogenomics.

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

        We formed Myriad Pharmaceuticals, our wholly owned subsidiary, to use our proprietary technologies to discover and develop novel therapeutic products. We believe that our technology provides us with a significant advantage in drug discovery because it enables us to generate a large number of potential drug targets. Once these targets have been identified, we can rapidly screen a large number of these drug targets against our library of compounds. This integrated platform enables us to pursue a rapid and cost effective approach to identifying potentially valuable drug candidates.

        Our high-throughput screening is highly automated, using robot workstations and a proprietary computerized management system that monitors each step of the process, confirms that each step has been performed to eliminate operator errors and automatically correlates results with compound identity and drug target. Current capacity is approximately 50 million screening data points per year.

        We also build mammalian cell secondary assays to evaluate the initial compounds arising from the primary drug discovery screens. To date, we have completed the evaluation of these assays for colon cancer, other solid tumors, AIDS and inflammatory diseases and have developed protocols to evaluate the mammalian toxicity of all compounds found in our drug discovery screens. We are exploring the biology around genes that we believe are involved in a variety of disease areas, including arteriosclerosis, chronic pain, chronic obstructive pulmonary disease and sleep disorders, and have selected 1,356 proteins for further evaluation using our ProNet® technology.

        To date, we have discovered 871 drug targets. We have built drug discovery screens for many of our proprietary drug targets and are screening them against our own library of 200,000 small molecule weight compounds. We have identified numerous candidate drug compounds from our drug discovery screens, including drug candidates for cancer, heart disease, rheumatoid arthritis, Alzheimer's disease, HCV, HBV, acute thrombosis, and HIV targets, which satisfy the initial criteria of showing selectivity for one molecular target without obvious toxicity. Furthermore, the compounds have been shown to display a good dose response curve, showing increased activity at higher concentrations and decreased activity at lower concentrations.

        We have 15 drug candidates currently under development in pre-clinical studies. Flurizan™, our lead therapeutic product for the treatment of prostate cancer, is currently in a large, multi-center human clinical trial. We also recently submitted an Investigational New Drug (IND) application for the evaluation of R-flurbiprofen for the treatment of Alzheimer's disease. The following table outlines the status of our major drug development programs:

        Flurizan: Candidate Drug for Prostate Cancer.    Flurizan is a novel drug for the treatment of prostate cancer and is our most advanced therapeutic program. It has completed a phase II human clinical trial. In animal models of cancer, Flurizan demonstrated marked anti-tumor and anti-metastatic activity, significantly reducing the incidence of primary and secondary prostate tumors. In humans, the drug was well tolerated in normal healthy subjects and in advanced prostate cancer patients who have relapsed. The drug has good bioavailability and would be given in pill form, once a day. Among relapsing prostate cancer patients, the level of prostate specific antigen (PSA) increases dramatically. After Flurizan was given to a group of these patients, 52% experienced a reduction in the growth rate of their PSA levels. Flurizan holds promise as an effective, safe drug for the treatment and prevention of prostate cancer. Four patents have issued on the drug.

        MPI-176716: Candidate drug for Solid Tumors, Leukemia and Lymphoma.    MPI-176716 is a novel small- molecule drug that inhibits an important step in the pathway controlling programmed cell death. As a result, most dividing cancer cell types tested to date are sensitive to this drug. We expect this drug candidate to address solid tumors as well as leukemia and lymphomas. These cancers account for an expected 1.3 million cases in 2001, according to the American Cancer Society. Drugs that have the potential to treat a common underlying mechanism of cancer have broad application to the treatment of disease and therefore, a very large market potential worldwide. Our cancer drug is in preclinical testing and if successful we plan to enter human clinical trials in cancer patients.

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

        MPC-7869: Candidate Drug for Alzheimer's Disease.    We recently submitted an Investigational New Drug (IND) application to the FDA for the evaluation of MPC-7869 (R-flurbiprofen) in the treatment and prevention of Alzheimer's disease. In our Phase I human clinical trial, which has now been cleared by the FDA for initiation, we intend to establish the safety profile and dosing regimens of MPC-7869 in healthy elderly volunteers. Alzheimer's disease is a degenerative neurological condition affecting up to 20% of all people aged 80 or older, with an estimated 4 million cases in the United States alone. Current approved treatments, such as acetylcholinesterase inhibitors, temporarily mitigate symptoms without meaningfully impacting progression of the underlying disease. Alzheimer's disease is marked by progressive cognitive decline and by the accumulation of amyloid plaques and neurofibrillary tangles in the brain. The major structural component of these plaques is amyloid beta protein, specifically Amyloid beta-42 (Ab42). Many researchers now believe that Ab42 plays an important role in the onset of Alzheimer's disease. Preclinical studies performed with NIH funding, at Mayo Clinic Jacksonville and UCSD have demonstrated that R-flurbiprofen substantially lowers the levels of Ab42 in both human cell lines and in animal models of Alzheimer's disease. We believe MPC-7869 holds promise as an effective, safe drug for the treatment and prevention of Alzheimer's disease.

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

        Through our wholly owned subsidiary, Myriad Genetic Laboratories, we are committed to the development and marketing of novel products for the emerging market opportunities of predictive medicine. We provide educational and support services to physicians and healthcare professionals as part of our predictive medicine business. The predictive medicine products we have developed and currently market are not subject to FDA approval, but are subject to oversight and approval under the Clinical Laboratory Improvement Amendments, or CLIA. We have obtained all approvals required by CLIA.

        Our strategy is to first introduce predictive medicine products in the United States, and then to make them available worldwide through strategic marketing partnerships abroad. We have developed five predictive medicine products, BRACAnalysis®, COLARIS™ and COLARIS AP®, MELARIS®, and CardiaRisk®. We are currently marketing these products in the United States directly through our own 106 person oncology sales force, as well as through a partnership with Laboratory Corporation of America Holdings (LabCorp). Through our partnership with LabCorp we intend to make our predictive medicine products broadly available to primary care physicians throughout the United States. LabCorp is our exclusive sales and distribution partner, marketing the products through its 600-person U.S. sales force to more than 200,000 of LabCorp's physician customers. All of Myriad's predictive medicine products are included in this agreement.

        The potential international market for our predictive medicine products is estimated to be at least twice the size of the United States market. After introducing predictive medicine products in the United States, we plan to introduce our products in foreign markets primarily through strategic marketing partners. We have completed marketing agreements with MDS Laboratory Services in Canada, Falco Biosystems, Ltd. in Japan, Bioscientia, Ltd. in Germany, Austria and Switzerland, and Laboratorio Fleury in Brazil.

        BRACAnalysis®: Predictive Medicine Product for Breast and Ovarian Cancer.    It is estimated that each year, approximately 203,500 women in the United States are diagnosed with breast cancer and approximately 23,300 women are diagnosed with ovarian cancer. Each year in the United States, an estimated 39,600 women will die from breast cancer, which has the second highest cancer mortality rate among women, and an estimated 13,900 women will die of ovarian cancer. BRCA1 and BRCA2 appear to be responsible for approximately 84% of the early onset hereditary breast cancer and approximately 90% of hereditary ovarian cancer. A study of women in the United States published in the American Journal of Human Genetics indicates that a woman with a BRCA1 mutation has an 86% risk of developing breast cancer by age 80 as compared to a general population risk of 10%. Additionally, according to a study published in Lancet, the risk to a woman with a BRCA1 mutation of developing ovarian cancer by age 70 is approximately 44%, compared to a general population risk of approximately 1%. Women with BRCA2 mutations have approximately the same risk of breast cancer as BRCA1 mutation carriers. BRCA2 mutations also increase the risk of ovarian cancer in women, although not as much as in those with BRCA1 mutations.

        BRACAnalysis® is a comprehensive analysis of the BRCA1 and BRCA2 genes for determining a woman's susceptibility to breast and ovarian cancer. BRACAnalysis® provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, chemoprevention and treatment decisions. The price for the test is currently $2,760 and is covered by most health maintenance organizations and health insurance providers in the United States. We have nine issued United States patents covering BRACAnalysis®.

        COLARIS™: Predictive Medicine Product for Colon Cancer and Uterine Cancer.    Colorectal cancer is the second leading cause of cancer deaths in the United States, with approximately 148,300 new cases expected to be diagnosed in the year 2002. Familial forms of colorectal cancer were estimated in 1997 to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. The health care management considerations in these hereditary syndromes are similar to those for breast and ovarian cancer at-risk individuals. Individuals who carry a mutation in one of the two colon cancer genes have a greater than 80% lifetime risk of developing colon cancer and women have a 60% life time chance of developing uterine cancer. Highly effective preventive measures include colonoscopy and the removal of precancerous polyps. To illustrate the predictive medicine value of molecular testing in colorectal cancer syndromes, it has been shown that individuals who carry gene mutations can lower their risk of developing cancer by more than 50% with appropriate preventive and surveillance measures.

        COLARIS™ is a comprehensive analysis of the MLH1 and MSH2 genes for determining a person's risk of developing colon cancer or uterine cancer. COLARIS™ provides important information that we believe will help in the surveillance and possible prevention of colon cancer. The price for the test is $1,950 and is covered by most health maintenance organizations and health insurance providers in the United States.

        COLARIS AP™: Predictive Medicine Product for Colon Cancer.    In May 2002 we introduced our fifth predictive medicine product for genetic susceptibility to colon cancer. COLARIS AP™ detects mutations in the APC gene, which cause a colon polyp-forming syndrome known as familial adenomatous polyposis (FAP), and a more common variation of the syndrome known as attenuated FAP (aFAP). FAP may be responsible for as much as 20% of hereditary colorectal cancer, and aFAP may underlie as much as 20% of all colon cancer cases. There are an estimated 32,000 possible cases of FAP and aFAP each year in the United States. Our other colon cancer product is COLARIS™, a predictive medicine test for hereditary colon cancer that is not associated with significant polyp formation. Together, COLARIS™ and COLARIS AP™ may account for approximately 90% of all hereditary colon cancer syndromes. The price for the test is $1,685 and is covered by most health maintenance organizations and health insurance providers in the United States.

        MELARIS™: Predictive Medicine Product for Melanoma.    In September 2001 we introduced our fourth predictive medicine product for genetic susceptibility to malignant melanoma, a deadly form of skin cancer. The incidence of melanoma, a malignant form of skin cancer, has increased approximately 4% per year since the early 1970's and is the second fastest growing cancer in the United States. This year 53,600 Americans are expected to be diagnosed with melanoma, according to the American Cancer Society. We discovered that mutations in the p16 gene are involved in cancer and can be inherited and predispose individuals to melanoma, as reported in the September 1994 issue of the journal Nature Genetics. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. We believe that approximately 10% of melanoma cases are hereditary.

        MELARIS™, which assesses a person's risk of developing melanoma, provides important information that we believe will be useful in the surveillance and prevention of melanoma. Melanoma can be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which precancerous lesions are removed before cancer can develop. We have six issued United States patents covering MELARIS™. The price for the test is $745 and is covered by most health maintenance organizations and health insurance providers in the United States.

        CardiaRisk®: Personalized Medicine Product for Hypertension.    Approximately 50 million people in the United States are hypertensive. Hypertension has a significant genetic component and is a major risk factor for cardiovascular disease, kidney failure and stroke. The angiotensinogen gene, or AGT gene, is believed to be involved in the salt-dependent form of hypertension, which accounts for approximately 35% of all hypertension. Therapy for these patients includes the use of a low-salt diet, other dietary regimens, and numerous drug therapies to control blood pressure. Results of a study of 1,509 patients by the National Institutes of Health showed that of all patients placed on a low-salt diet, only patients with the AGT mutation achieved a significant reduction in blood pressure over the three-year course of the study. Patients in this study with the variant form of the AGT gene were also found to be 42% more likely to experience hypertension earlier in life and more severely.

        CardiaRisk® identifies individuals likely to respond to specific high blood pressure therapies by screening for mutations of the AGT gene. Using CardiaRisk® to help predict the specific therapies and drugs to which a patient will respond may improve patient compliance, reduce adverse side effects and decrease overall healthcare costs. CardiaRisk® is a fully automated test that we perform using DNA extracted from a patient's blood sample. The cost for the test is $315 and it is not currently reimbursed by health insurance. We believe CardiaRisk® is one of the first commercially available personalized medicine products. We have six issued United States patents covering CardiaRisk®.

Strategic Alliances

        In order to limit the financial risks associated with the development of therapeutic products, including costs associated with related clinical trials of such drugs, our strategy is to enter into alliances with corporate partners who assume such risks and other financial costs. In addition to our current strategic alliances, we are actively pursuing other partners in areas that we believe may enhance our ability to develop and exploit our technology. In fiscal year 2002 we entered into three new strategic alliances with Abbott Laboratories, Pharmacia Corporation, and E.I. du Pont de Nemours and Company.

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

        We have formed strategic alliances with 12 major pharmaceutical or multinational companies including Abbott Laboratories, Bayer Corporation, E.I. du Pont de Nemours and Company (DuPont), Eli Lilly and Company, Hitachi Ltd., Hoffmann-LaRoche Inc., Novartis Corporation, Oracle Corporation, Pharmacia Corporation, Schering AG, Schering-Plough Corporation, and Torrey Mesa Research Institute, a subsidiary of Syngenta.

        We intend to enter into additional collaborative relationships with other corporate partners to locate and sequence genes and proteins, to discover protein networks associated with other common diseases, and to identify lead compounds which may be developed into commercial therapeutic products by those partners.

Patents and Proprietary Rights

        We intend to seek patent protection in the United States and major foreign jurisdictions for genes, proteins, protein interactions, antibodies, drug targets, drug compounds, transgenic animals, technology related methods and processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We also intend to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used in discovering and characterizing new genes and proteins and which may be used in the development of novel predictive medicine and therapeutic products. To protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection. In addition, any such patents may not issue, and the breadth or the degree of protection of any claims of such patents may not afford us with significant protection.

        We own or have licensed rights to 99 issued patents and numerous patent applications in the United States and foreign countries. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed.

        Our processes and potential products may also conflict with patents which have been or may be granted to competitors, academic institutions or others. As the biotechnology industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to interferences filed by others in the U.S. Patent and Trademark Office, or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the related product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to cease the infringing activity or obtain a license in order to continue to manufacture or market the relevant product or process. We may not prevail in any such action and any license required under any such patent may not be made available on acceptable terms, if at all.

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

        The technologies for discovering genes that predispose persons to major diseases and approaches for commercializing those discoveries are new and rapidly evolving. Rapid technological developments could result in our potential services, products, or processes becoming obsolete before we recover a significant portion of our related research and development costs and associated capital expenditures. If we do not discover additional disease-predisposing genes, characterize their functions, develop predictive medicine products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before our competitors, we could be adversely affected. Moreover, any predictive medicine products that we may develop could be made obsolete by less expensive or more effective tests or methods that may be developed in the future.

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

  •
  pre-clinical laboratory, in vivo and formulation studies;

  •
  the submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may commence;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

  •
  the submission of a New Drug Application, or NDA, to the FDA; and

  •
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

  •
  PHASE I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

  •
  PHASE II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
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

Human Resources

        As of September 1, 2002, we had 491 full-time equivalent employees, including 65 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

        Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Risk Factors

We are a company in the early stages of development and commercialization and may never achieve the goals of our business plan.

        We may be unable to continue to successfully develop or commercialize our products. Certain of our products are still in the early stages of development. We began operations in 1991 and have been engaged primarily in research directed toward the discovery and sequencing of genes, proteins, and protein pathways that predispose people to common diseases and the development of therapeutic and predictive medicine products. In October 1996 we introduced for commercial use BRACAnalysis®, our first predictive medicine product. In January 1998 we introduced for commercial use CardiaRisk®, our second predictive medicine product. In August 2000, we introduced for commercial use COLARIS™, our third predictive medicine product. In September 2001, we introduced for commercial use MELARIS®, our fourth predictive medicine product. In May 2002, we introduced for commercial use COLARIS AP™, our most recent predictive medicine product.

        Our lead therapeutic compound has recently entered a large, multi-center human clinical trial. We also recently submitted an Investigational New Drug (IND) application for the evaluation of R-flurbiprofen (MPC-7869) for the treatment of Alzheimer's disease. Other therapeutic products are in various stages of pre-clinical development. Any therapeutic products under development by us will take several more years to develop and undergo extensive pre-clinical and clinical testing. Additionally, therapeutic products are subject to substantial regulatory review. We may be unable to discover or develop any therapeutic or additional predictive medicine products through the utilization of our technologies. Even if we develop products for commercial use, we may not be able to develop products that:

  •
  meet applicable regulatory standards, in a timely manner or at all;

  •
  successfully compete with other technologies and products;

  •
  avoid infringing the proprietary rights of others;

  •
  are manufacturable in sufficient quantities or at reasonable cost; or

  •
  are successfully marketed.

We have a history of operating losses and expect to continue to incur losses in the future.

        We have a limited operating history and have experienced operating losses since our inception. We expect these losses to continue for the next several years and we may never be profitable or achieve significant revenues. For example, we experienced net losses of $14.0 million during the fiscal year ended June 30, 2002, $7.2 million during the year ended June 30, 2001 and $8.7 million during the year ended June 30, 2000. We had an accumulated deficit of $73.8 million as of June 30, 2002. In order to develop and commercialize our products, we expect to incur significant increases in our expenses over the next several years. As a result, we expect to incur operating losses at least for the foreseeable future. Our ability to achieve significant revenues or profitability will depend upon numerous factors, including our ability to:

  •
  identify drug targets and lead compounds that may lead to future therapeutic products;

  •
  create and introduce additional marketable predictive medicine products; and

  •
  obtain and maintain strategic collaborations.

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

  •
  potential therapeutic products will be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory clearances;

  •
  the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

  •
  proprietary rights of third parties will preclude us or our partners from marketing our products; or

  •
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

Our current predictive medicine products and other predictive medicine or therapeutic products that we may develop may never achieve significant commercial market acceptance.

        We may not succeed in achieving significant commercial market acceptance of any of our products. While we have marketed several of our predictive medicine products for several years and have gained some acceptance with oncologists and surgeons, we need to convince the larger group of obstetricians/gynecologists and primary care physicians of the benefits of our predictive medicine products in order to increase our sales of those products. Our ability to successfully commercialize our current predictive medicine products, as well as any other predictive medicine or therapeutic products that we may develop, will depend on several factors, including:

  •
  Our ability to convince the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and predictive medicine techniques.

  •
  The agreement by third-party payors to provide full or even partial reimbursement coverage for our products, the scope and extent of which will affect patients willingness or ability to pay for our products and will likely heavily influence physicians' decisions to recommend our products. To date, no third-party payors have been willing to reimburse patients for CardiaRisk.

  •
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

        We have relationships with collaborators at academic and other institutions who conduct research at our request. These collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. We have established collaborations with the University of Utah, Intermountain Health Care, Galileo Genomics, Inc., Iceland Genomics Corporation, and PrecisionMed, Inc. to pursue the discovery of genes involved in cancer, cardiovascular disease, obesity, osteoporosis, asthma, and certain central nervous system disorders. Our ability to discover genes, proteins, and protein pathways involved in human disease and commercialize therapeutic and predictive medicine products will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

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

        The establishment and operation of our predictive medicine laboratory and the production and marketing of services and products developed through our technologies, as well as our ongoing research and development activities, are subject to regulation by numerous federal, state and local governmental authorities in the United States and by comparable regulatory agencies in other countries where we might seek to market services and products that may be developed. On the state level, only New York has implemented regulations concerning predictive medicine products and we have been accredited under the Clinical Laboratory Evaluation Program by the Department of Health of the State of New York for BRACAnalysis®, CardiaRisk®, COLARIS™, MELARIS®, and COLARIS AP™. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of Myriad Laboratories' clinical activities and could have a material adverse effect on our business. We have received federal accreditation from the Department of Health and Human Services under the Clinical Laboratory Improvement Amendments, or CLIA, to operate our predictive medicine laboratory. However, our accreditation may subsequently be revoked, suspended or limited, or our accreditation may not be renewed on an annual basis as required. Furthermore, while the FDA has elected not to substantially regulate the activities or diagnostic tests performed by laboratories like our clinical laboratory, the FDA has stated that it has the right to do so, and the FDA may seek to regulate or require clearance or approval of our products in the future. If the FDA should require that these products receive FDA approval prior to their use in our laboratory, this approval may not be received on a timely basis, if at all.

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

        Our success will depend, in part, on our ability to obtain patent protection, both in the United States and in other countries, for genes we discover, for the function of the proteins produced by the genes and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date there has not emerged from the United States Patent and Trademark Office ("PTO"), the United States courts, or from patent offices or courts in foreign countries, a consistent policy regarding the breadth of claims allowed in biotechnology patents. Our or our licensors' patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technology or products. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented.

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

        The market prices for securities of biotechnology and genomic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

  •
  quarterly fluctuations in operating results;

  •
  announcements by us, our collaborative partners or our present or potential competitors;

  •
  technological innovations or new commercial products or services;

  •
  regulatory approval developments;

  •
  developments or disputes concerning patent or proprietary rights;

  •
  public concern regarding the safety, efficacy or other implications of our products or services; or

  •
  general market conditions out of our control.

Item 2. FACILITIES

        Our headquarters and facilities are located in Salt Lake City, Utah. We currently lease a 149,000 square foot building dedicated to research and development, administration and laboratory space that has received federal certification under CLIA. Activity related to our research, drug development and predictive medicine segments is performed at this location. The lease on our primary facility has a term of fifteen years, through March 2016, and provides for a renewal option for a term of up to ten additional years.

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

        No matters were submitted during the fourth quarter of the year ended June 30, 2002.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our Common Stock began trading on the Nasdaq National Market on October 6, 1995 under the symbol "MYGN". The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market:

	High	Low
Fiscal 2002:
Fourth Quarter	$35.00	$16.30
Third Quarter	$53.20	$30.11
Second Quarter	$63.64	$28.70
First Quarter	$62.50	$24.75
Fiscal 2001:
Fourth Quarter	$79.85	$29.50
Third Quarter	$81.75	$31.25
Second Quarter	$138.00	$67.188
First Quarter	$92.813	$53.00

        As of August 28, 2002, there were approximately 165 stockholders of record of the Common Stock and, according to our estimates, approximately 19,358 beneficial owners of the Common Stock. We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Sale of Unregistered Securities

        None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth our consolidated financial data as of and for each of the five years ended June 30, 2002. The selected consolidated financial data as of and for each of the five years ended June 30, 2002 have been derived from our consolidated financial statements. The consolidated financial statements and the report thereon for the year ended June 30, 2002 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

	Years Ended June 30,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Research revenue	$27,015,167	$28,071,252	$25,219,766	$20,093,057	$20,999,598
Predictive medicine revenue	26,821,332	17,091,139	8,793,272	5,220,349	2,210,983

Total revenues	53,836,499	45,162,391	34,013,038	25,313,406	23,210,581
Costs and expenses:
Predictive medicine cost of revenue	10,716,761	7,402,906	3,986,473	3,066,354	1,391,368
Research and development expense	36,294,669	33,818,144	28,098,769	23,452,220	23,002,340
Selling, general and administrative expense	25,484,836	17,077,846	13,474,923	11,105,520	11,807,023

Total costs and expenses	72,496,266	58,298,896	45,560,165	37,624,094	36,200,731

Operating loss	(18,659,767)	(13,136,505)	(11,547,127)	(12,310,688)	(12,990,150)
Other income (expense):
Interest income	5,384,802	6,850,479	3,208,506	2,348,827	3,223,683
Interest expense	—	—	—	(6,278)	(32,681)
Other	(214,405)	(305,134)	(383,481)	(27,314)	2,113

Loss before income taxes	(13,489,370)	(6,591,160)	(8,722,102)	(9,995,453)	(9,797,035)
Income taxes	500,000	583,333	—	—	—

Net loss	$(13,989,370)	$(7,174,493)	$(8,722,102)	$(9,995,453)	$(9,797,035)

Basic and diluted net loss per share	$(0.59)	$(0.31)	$(0.43)	$(0.53)	$(0.53)

Basic and diluted weighted average shares outstanding	23,660,127	22,815,035	20,220,446	18,782,244	18,578,962

	As of June 30,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$124,242,908	$145,954,968	$88,655,844	$38,926,459	$53,109,493
Working capital	56,833,907	104,615,236	57,263,118	8,348,224	21,806,290
Total assets	157,390,080	172,145,355	106,375,305	53,550,940	67,391,972
Stockholders' equity	128,869,500	139,561,798	77,706,647	48,215,736	57,481,013

Quarterly Financial Data (Unaudited)

	Quarters Ended,
	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
Consolidated Statement of Operations Data:
Research revenue	$6,431,912	$5,803,255	$7,107,309	$7,672,691
Predictive medicine revenue	7,680,539	7,255,065	6,368,132	5,517,596

Total revenues	14,112,451	13,058,320	13,475,441	13,190,287
Costs and expenses:
Predictive medicine cost of revenue	3,031,148	2,848,591	2,565,334	2,271,689
Research and development expense	10,680,968	8,739,952	8,612,388	8,261,360
Selling, general and administrative expense	7,867,977	5,911,925	6,080,473	5,624,462

Total costs and expenses	21,580,093	17,500,468	17,258,195	16,157,511

Operating loss	(7,467,642)	(4,442,148)	(3,782,754)	(2,967,224)
Other income (expense):
Interest income	958,656	1,076,435	1,418,554	1,931,156
Other	(214,190)	(5,655)	29,491	(24,050)

Loss before income taxes	(6,723,176)	(3,371,368)	(2,334,709)	(1,060,118)
Income taxes	125,000	125,000	125,000	125,000

Net loss	$(6,848,176)	$(3,496,368)	$(2,459,709)	$(1,185,118)

Basic and diluted net loss per share	$(0.29)	$(0.15)	$(0.10)	$(0.05)

Basic and diluted weighted average shares outstanding	23,790,574	23,763,165	23,607,694	23,482,735

	Quarters Ended,
	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000
Consolidated Statement of Operations Data:
Research revenue	$5,661,695	$6,652,289	$7,988,017	$7,769,251
Predictive medicine revenue	5,160,282	4,914,950	3,965,898	3,050,009

Total revenues	10,821,977	11,567,239	11,953,915	10,819,260
Costs and expenses:
Predictive medicine cost of revenue	2,221,517	2,149,029	1,726,998	1,305,362
Research and development expense	7,247,908	8,428,402	9,351,036	8,790,797
Selling, general and administrative expense	4,806,659	4,247,554	4,080,244	3,943,390

Total costs and expenses	14,276,084	14,824,985	15,158,278	14,039,549

Operating loss	(3,454,107)	(3,257,746)	(3,204,363)	(3,220,289)
Other income (expense):
Interest income	1,372,919	2,057,167	2,022,100	1,398,293
Other	(22,021)	(27,465)	(7,183)	(248,465)

Loss before income taxes	(2,103,209)	(1,228,044)	(1,189,446)	(2,070,461)
Income taxes	83,333	500,000	—	—

Net loss	$(2,186,542)	$(1,728,044)	$(1,189,446)	$(2,070,461)

Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.05)	$(0.09)

Basic and diluted weighted average shares outstanding	23,323,937	23,219,841	22,698,098	22,032,596

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        Myriad researchers have made important discoveries in the fields of cancer, viral diseases such as AIDS, and acute thrombosis. These discoveries point to novel disease pathways and have paved the way for the development of new drugs. Additionally, our pipeline of drug targets offers therapeutic opportunities for the treatment of diseases such as heart disease, rheumatoid arthritis, Alzheimer's disease and other central nervous system disorders. We have identified 871 drug targets to date. We have also established an extensive portfolio of drug candidates that are under development at Myriad. Fifteen of these drug candidates are in pre-clinical testing. Flurizan™, our lead therapeutic product for the treatment of prostate cancer, is currently in a large, multi-center human clinical trial. We also recently submitted an Investigational New Drug (IND) application for the evaluation of R-flurbiprofen (MPC-7869) for the treatment of Alzheimer's disease. We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer and infectious diseases.

        We also have developed and commercialized five innovative predictive medicine products: BRACAnalysis®, which is used to assess a woman's risk of developing breast and ovarian cancer, COLARIS™ and COLARIS AP™, which are used to determine a person's risk of developing colon cancer, MELARIS®, which is used to determine a person's risk of developing malignant melanoma, and CardiaRisk®, which is used for therapeutic management of hypertensive patients. We market these products using our own internal 106 person sales force in the United States and we have entered into marketing collaborations with other organizations in Austria, Brazil, Canada, Germany, Japan, and Switzerland. Revenues from these proprietary products grew approximately 57% from the prior year to $26.8 million in the fiscal year ended June 30, 2002.

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

        We have devoted substantially all of our resources to maintaining our research and development programs, undertaking drug discovery and development, and operating our predictive medicine business. Our revenues have consisted primarily of sales of predictive medicine products and research payments received pursuant to collaborative agreements, upfront fees, and milestone payments. We have yet to attain profitability and, for the year ended June 30, 2002, we had a net loss of $14.0 million and as of June 30, 2002 had an accumulated deficit of $73.8 million.

        We have formed strategic alliances with 12 major pharmaceutical or multinational companies including Abbott Laboratories, Bayer Corporation, E.I. du Pont de Nemours and Company (DuPont), Eli Lilly and Company, Hitachi Ltd., Hoffmann-LaRoche Inc., Novartis Corporation, Oracle

Corporation, Pharmacia Corporation, Schering AG, Schering-Plough Corporation, and Torrey Mesa Research Institute, a subsidiary of Syngenta. We intend to enter into additional collaborative relationships to discover genes, proteins, protein networks, and drug targets associated with common diseases as well as to continue to fund internal research projects. However, we may be unable to enter into additional collaborative relationships on terms acceptable to us.

        In April 2001, we announced the formation of Myriad Proteomics, Inc., a new venture with Hitachi, Ltd. and Oracle Corporation to map the human proteome. Myriad Proteomics, which is 49 percent owned by the Company, intends to develop and market a proprietary map of the human proteome to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development.

        We expect to incur losses for at least the next several years, primarily due to expansion of our drug discovery and development efforts, expansion of our research and development programs, launch of new predictive medicine products, and expansion of our facilities. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and predictive medicine businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Critical Accounting Policies

        Critical accounting policies are those policies which are both important to the portrayal of a company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

  •
  revenue recognition;

  •
  investments in privately-held companies;

  •
  investment in Myriad Proteomics, Inc.;

        Revenue Recognition.    We apply the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101) to all our revenue transactions. Research revenues include revenues from research and technology licensing agreements. We recognize revenue from research contracts in accordance with the percentage-of-completion method of accounting and following the guidance in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percent complete is estimated based on costs incurred relative to total estimated contract costs. We make adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses and we gain experience. Our estimates of total contract costs include assumptions, such as estimated research hours to complete, materials costs, and other direct and indirect costs. Actual results may vary significantly from our estimates. Revenues related to up-front payments and technology license fees when continuing involvement or research services are required of us are recognized over the period of performance.

        Predictive medicine revenues include revenues from the sale of predictive medicine products and related marketing agreements. Predictive medicine revenue is recognized upon completion of the test and communication of results. Up-front payments related to marketing agreements are recognized ratably over the life of the agreement.

        Investments in Privately-Held Companies.    We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee's underlying research and development efforts, the likelihood that the investee's current research projects will result in a marketable product, and the investee's expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at June 30, 2002.

        Investment In Myriad Proteomics.    In April 2001, we announced the formation of a new alliance with Hitachi, Ltd. (Hitachi), Friedli Corporate Finance A.G. (Friedli), and Oracle Corporation (Oracle) to map the human proteome. The newly formed entity, Myriad Proteomics, Inc. (Myriad Proteomics) intends to develop and market its proprietary proteomic information to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development.

        As part of the formation of Myriad Proteomics we entered into administrative and scientific outsourcing agreements with Myriad Proteomics. These agreements expired on June 30, 2002 and new agreements covering subsequent limited outsourcing services have been established. Charges to Myriad Proteomics for services incurred related to the administrative and scientific outsourcing agreements were based on actual time and expenses that we incurred on behalf of Myriad Proteomics and were not recorded as revenues but as a contra research expense.

RESULTS OF OPERATIONS

Years ended June 30, 2002 and 2001

        Research revenues for our fiscal year ended June 30, 2002 were $27.0 million compared to $28.1 million for the fiscal year ended June 30, 2001. Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of license fees and milestone payments. This decrease of 4% in research revenue is primarily attributable to greater emphasis on our internal research and drug development programs, performing research for Myriad Proteomics, and the successful completion of the Bayer and TMRI collaborations in December 2001. Partially offsetting the overall decrease in research revenue were revenues from our new collaborations with Abbott Laboratories and DuPont, both entered into in March 2002. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

        Predictive medicine revenues for our fiscal year ended June 30, 2002 were $26.8 million, an increase of 57% or $9.7 million over the prior fiscal year. Predictive medicine revenue is comprised of sales of predictive medicine products and fees and royalties from our predictive medicine product marketing partners. Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the fiscal year ended June 30, 2002. However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Research and development expenses for the fiscal year ended June 30, 2002 were $36.3 million compared to $33.8 million for the prior fiscal year. The increase of 7% was primarily due to increased costs associated with our ongoing clinical trial for Flurizan™ and increased research spending for our ongoing drug discovery efforts in Myriad Pharmaceuticals. Research and development expenses were partially offset by reimbursement for research we performed for Myriad Proteomics as part of a scientific outsourcing agreement. For the fiscal year ended June 30, 2002, research and development expenses were reduced by $5.5 million as a result of these scientific outsourcing services.

        Selling, general and administrative expenses for the fiscal year ended June 30, 2002 were $25.5 million compared to $17.1 million for the prior fiscal year. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources, information technology, and business development personnel, allocated facilities expenses and other corporate expenses. The increase of 49% was primarily attributable to increases in our sales force from 75 to 106 sales representatives, the launch of two new predictive medicine products, and marketing costs related to our direct-to-consumer campaign to support our predictive medicine business. We expect this larger sales force and related marketing efforts to enable us to increase awareness of our predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate dependent on the number and scope of new product launches and our drug discovery and development efforts.

        Cash, cash equivalents, and marketable investment securities decreased $21.7 million or 15% from $146.0 million at June 30, 2001 to $124.2 million at June 30, 2002. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of the our decreased cash position and declining interest rates, interest income for the fiscal year ended June 30, 2002 was $5.4 million compared to $6.9 million for the fiscal year ended June 30, 2001, a decrease of 22%.

Years ended June 30, 2001 and 2000

        Research revenues for our fiscal year ended June 30, 2001 were $28.1 million compared to $25.2 million for the fiscal year ended June 30, 2000. The increase in our research revenue of 11% was primarily attributable to increased revenue recognized from both our Hitachi and TMRI collaborations. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

        Predictive medicine revenues of $17.1 million were recognized in the fiscal year ended June 30, 2001, an increase of 94% or $8.3 million over the prior year. Predictive medicine revenue is comprised of sales of predictive medicine products resulting from our discovery of important disease genes. The successful launch of COLARIS™, as well as increased sales and marketing efforts, together with wider acceptance of our products by the medical community, gave rise to the increased revenues for the fiscal year ended June 30, 2001. However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Research and development expenses for the year ended June 30, 2001 increased to $33.8 million from $28.1 million for the prior year, an increase of 20%. This increase was primarily due to an increase in the drug discovery and drug development efforts of Myriad Pharmaceuticals, Inc., our wholly-owned subsidiary, as well as research activities relating to our strategic collaborations.

        Selling, general and administrative expenses for the fiscal year ended June 30, 2001 were $17.1 million compared to $13.5 million for the fiscal year ended June 30, 2000. This increase of 27% was primarily attributable to costs associated with the ongoing promotion of our predictive medicine business, including the launch of COLARIS™, that was introduced in September 2000. We also bolstered our sales force to 75 full time employees, to allow us to increase awareness of our predictive medicine business through direct contact with health care professionals. We expect that our selling, general and administrative expenses will continue to fluctuate as needed in support of our predictive medicine business and our drug discovery and development efforts.

        Cash, cash equivalents, and marketable investment securities increased $57.3 million, or 65%, from $88.7 million at June 30, 2000 to $146.0 million at June 30, 2001. This increase in our cash, cash equivalents and marketable investment securities was primarily attributable to the sale of approximately $68.6 million of our Common Stock in private placements during the year, as well as receipt of approximately $10 million from license fees and milestone payments. As a result of our increased cash position, interest income for the fiscal year ended June 30, 2001 was $6.9 million compared to $3.2 million for the fiscal year ended June 30, 2000, an increase of 114%. The loss on disposition of assets of $0.3 million in the fiscal year ended June 30, 2001 was primarily the result of our retiring unproductive assets.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $16.3 million during the fiscal year ended June 30, 2002 compared to $3.8 million used in operating activities during the prior fiscal year. Trade receivables increased $3.8 million between June 30, 2001 and June 30, 2002, primarily due to the 57% increase in predictive medicine sales during the same period. Prepaid expenses increased $0.6 million between June 30, 2001 and June 30, 2002 due to advance payments to purchase lab supplies at a discount. Related party receivables decreased $1.8 million between June 30, 2001 and June 30, 2002, due to reimbursement for services provided to Myriad Proteomics. Other assets increased $0.6 million between June 30, 2001 and June 30, 2002, primarily due to the acquisition of patents. Related party payables increased $1.0 million between June 30, 2001 and June 30, 20002 due to equipment purchased from Myriad Proteomics. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $5.4 million between June 30, 2001 and June 30, 2002.

        Our investing activities provided cash of $38.1 million during the fiscal year ended June 30, 2002 and used cash of $85.1 million during the prior fiscal year. Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment. During the fiscal year ended June 30, 2002, we shifted a portion of our investments from marketable investment securities to cash and cash equivalents due to changes in interest rates. During the fiscal year ended June 30, 2002 other assets increased $2.5 million due to an investment in a privately held pharmaceutical company, and was partially offset $0.6 million due to the sale of part of our investment in a separate privately held biotechnology company. Additional investing activities included capital expenditures of $6.9 million for research equipment and facility improvements.

        Financing activities provided $3.4 million during the fiscal year ended June 30, 2002, due to the exercise of stock options.

        On November 9, 2001, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the sale of up to $250 million of various types of securities, which the SEC declared effective on November 21, 2001. The registered shares are available for sale at our discretion upon the filing of a prospectus supplement with the SEC.

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

        The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of June 30, 2002, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

        Not applicable.

Independent Auditors' Report

         The Board of Directors and Stockholders
Myriad Genetics, Inc.:

        We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Salt Lake City, Utah
August 23, 2002

MYRIAD GENETICS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2002 and 2001

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$61,066,953	35,936,817
Marketable investment securities	12,007,946	91,282,481
Prepaid expenses	4,826,825	4,219,037
Trade accounts receivable, less allowance for doubtful accounts of $505,000 in 2002 and $255,000 in 2001	7,233,162	3,634,370
Other receivables	219,601	314,571
Related party receivables	—	1,811,517

Total current assets	85,354,487	137,198,793

Equipment and leasehold improvements:
Equipment	26,409,275	21,425,910
Leasehold improvements	5,383,989	3,721,345

	31,793,264	25,147,255
Less accumulated depreciation and amortization	16,360,166	12,416,209

Net equipment and leasehold improvements	15,433,098	12,731,046

Long-term marketable investment securities	51,168,009	18,735,670
Other assets	5,434,486	3,479,846

	$157,390,080	172,145,355

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,461,575	9,657,385
Related party payable	1,037,446	—
Accrued liabilities	3,591,189	3,082,799
Deferred revenue	14,430,370	19,843,373

Total current liabilities	28,520,580	32,583,557

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 23,817,098 shares in 2002 and 23,441,659 shares in 2001	238,171	234,417
Additional paid-in capital	202,149,210	198,800,273
Accumulated other comprehensive income	307,964	363,583
Accumulated deficit	(73,825,845)	(59,836,475)

Total stockholders' equity	128,869,500	139,561,798

	$157,390,080	172,145,355

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2002, 2001, and 2000

	2002	2001	2000
Research revenue	$27,015,167	28,071,252	25,219,766
Predictive medicine revenue	26,821,332	17,091,139	8,793,272

Total revenues	53,836,499	45,162,391	34,013,038

Costs and expenses:
Predictive medicine cost of revenue	10,716,761	7,402,906	3,986,473
Research and development expense	36,294,669	33,818,144	28,098,769
Selling, general, and administrative expense	25,484,836	17,077,846	13,474,923

Total costs and expenses	72,496,266	58,298,896	45,560,165

Operating loss	(18,659,767)	(13,136,505)	(11,547,127)
Other income (expense):
Interest income	5,384,802	6,850,479	3,208,506
Other	(214,405)	(305,134)	(383,481)

Loss before income taxes	(13,489,370)	(6,591,160)	(8,722,102)
Income taxes	500,000	583,333	—

Net loss	$(13,989,370)	(7,174,493)	(8,722,102)

Basic and diluted loss per common share	$(0.59)	(0.31)	(0.43)
Basic and diluted weighted average shares outstanding	23,660,127	22,815,035	20,220,446

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Loss

Years ended June 30, 2002, 2001, and 2000

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital		Deferred compensation	Accumulated deficit	Comprehensive income (loss)	Stockholders' equity
	Shares	Amount
Balances at June 30, 1999	18,857,464	$188,575	92,283,661	(68,846)	(247,774)	(43,939,880)		48,215,736
Issuance of common stock for cash upon exercise of options and warrants	1,092,958	10,930	6,525,622	—	—	—	—	6,536,552
Issuance of common stock for cash, net of offering costs	1,916,060	19,161	31,426,120	—	—	—	—	31,445,281
Amortization of deferred compensation	—	—	—	—	247,774	—	—	247,774
Net loss	—	—	—	—	—	(8,722,102)	(8,722,102)	(8,722,102)
Unrealized gains (losses) on marketable investment securities:
Unrealized holding losses arising during year	—	—	—	—	—	—	(63,638)	—
Less classification adjustment for losses included in net loss	—	—	—	—	—	—	47,044	—

Other comprehensive loss	—	—	—	(16,594)	—	—	(16,594)	(16,594)

Comprehensive loss	—	—	—	—	—	—	$(8,738,696)

Balances at June 30, 2000	21,866,482	218,666	130,235,403	(85,440)	—	(52,661,982)		77,706,647
Issuance of common stock for cash upon exercise of options and warrants	811,219	8,112	4,960,754	—	—	—	—	4,968,866
Issuance of common stock for cash, net of offering costs	763,958	7,639	63,604,116	—	—	—	—	63,611,755
Net loss	—	—	—	—	—	(7,174,493)	(7,174,493)	(7,174,493)
Unrealized gains (losses) on marketable investment securities:
Unrealized holding gains arising during year	—	—	—	—	—		449,023	—
Less classification adjustment for losses included in net loss	—	—	—	—	—	—	—	—

Other comprehensive gain	—	—	—	449,023	—	—	449,023	449,023

Comprehensive loss	—	—	—	—	—	—	$(6,725,470)	—

Balances at June 30, 2001	23,441,659	234,417	198,800,273	363,583	—	(59,836,475)		139,561,798
Issuance of common stock for cash	375,439	$3,754	3,348,937	—	—	—	—	3,352,691
Net loss	—	—	—	—	—	(13,989,370)	(13,989,370)	(13,989,370)
Unrealized gains (losses) on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	—	(63,515)	—
Less classification adjustment for gains included in net loss	—	—	—	—	—	—	7,896	—

Other comprehensive loss	—	—	—	(55,619)	—	—	(55,619)	(55,619)

Comprehensive loss	—	—	—	—	—	—	$(14,044,989)	—

Balances at June 30, 2002	23,817,098	$238,171	202,149,210	307,964	—	(73,825,845)		128,869,500

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(13,989,370)	(7,174,493)	(8,722,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,496,146	3,728,563	3,284,734
Loss on disposition/impairment of assets	222,301	305,134	383,481
Loss (gain) on sale of investment securities	(7,896)	—	47,044
Bad debt expense	250,000	110,000	71,561
Changes in operating assets:
Trade receivables	(3,848,792)	(1,392,216)	(1,100,765)
Prepaid expenses	(607,788)	(1,540,053)	(2,056,284)
Other receivables	94,970	84,376	1,456,749
Related party receivables	1,811,517	(1,811,517)	—
Other assets	(670,154)	—	465,663
Accounts payable and accrued expenses	312,580	3,571,968	4,495,772
Related party payable	1,037,446	—	—
Deferred revenue	(5,413,003)	342,931	18,837,682

Net cash provided by (used in) operating activities	(16,312,043)	(3,775,307)	17,163,535

Cash flows from investing activities:
Proceeds from sale of equipment	—	—	14,851
Capital expenditures	(6,852,742)	(5,255,213)	(4,617,196)
Investments in other companies	(2,482,243)	(2,700,000)	(750,000)
Proceeds from sale of investments in other companies	630,000	—	—
Purchases of investment securities held-to-maturity	(8,513,715)	(119,683,435)	(4,126,628)
Maturities of investment securities held-to-maturity	14,123,075	126,610,618	5,957,410
Purchases of investment securities available-for-sale	(81,243,183)	(129,650,517)	(19,857,144)
Sales of investment securities available-for-sale	122,428,296	45,595,314	19,043,131

Net cash provided by (used in) investing activities	38,089,488	(85,083,233)	(4,335,576)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,352,691	68,580,621	37,981,833

Net cash provided by financing activities	3,352,691	68,580,621	37,981,833

Net increase (decrease) in cash and cash equivalents	25,130,136	(20,277,919)	50,809,792
Cash and cash equivalents at beginning of year	35,936,817	56,214,736	5,404,944

Cash and cash equivalents at end of year	$61,066,953	35,936,817	56,214,736

Supplemental disclosures of noncash investing and financing activities:
Fair value adjustment on marketable investment securities charged to stockholders' equity	$(55,619)	449,023	(16,594)

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2002, 2001, and 2000

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

  (b)
  Principles of Consolidation

          The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc. and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad Pharmaceuticals, Inc., and Myriad Financial, Inc. All intercompany amounts have been eliminated in consolidation.

  (c)
  Cash Equivalents

          Cash equivalents of $48,101,712 and $15,376,672 at June 30, 2002 and 2001, respectively, consist of short-term securities. The Company considers all highly liquid debt instruments with maturities at date of purchase of 90 days or less to be cash equivalents.

  (d)
  Equipment and Leasehold Improvements

          Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment and leasehold improvements have depreciable lives which range from five to seven years.

  (e)
  Impairment of Long-Lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (f)
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

  (g)
  Revenue Recognition

          Research revenues include revenues from research and technology licensing agreements. The Company recognizes revenue from research contracts in accordance with the percentage-of-completion method of accounting and following the guidance in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percent complete is estimated based on costs incurred relative to total estimated contract costs. The Company makes adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses and the Company gains experience. Payments to the Company under these agreements cover the Company's direct costs and an allocation for overhead and general and administrative expenses. Payments received on uncompleted long-term research contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. Revenues related to technology license fees when continuing involvement or research services by the Company are required are recognized over the period of performance.

          Predictive medicine revenues include revenues from the sale of predictive medicine products and related marketing agreements. Predictive medicine revenue is recognized upon completion of the test and communication of results. Payments received in advance of predictive medicine work performed are recorded as deferred revenue. Up-front payments related to marketing agreements are recognized ratably over the life of the agreement.

          Revenues are recognized in accordance with the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition, (SAB 101). In December of 1999, the SEC staff released SAB 101 to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 during the second quarter of fiscal 2001. The adoption of SAB 101 did not have an impact on the Company's results of operations or financial position.

  (h)
  Net Loss per Common and Common Equivalent Share

          Net loss per common share is computed based on the weighted average number of common shares and, as appropriate, dilutive potential common shares outstanding during the period. Stock options are considered to be potential common shares.

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

          For the years ended June 30, 2002, 2001, and 2000, there were antidilutive potential common shares of 4,176,135, 4,121,061, and 3,892,248, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

  (i)
  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  (j)
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

  (k)
  Fair Value Disclosure

          At June 30, 2002, the consolidated financial statements' carrying amount of the Company's financial instruments approximates fair value except as disclosed in note 2.

  (l)
  Stock-Based Compensation

          The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 permits entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123.

  (m)
  Other Assets

          Other assets are comprised of purchased intellectual property and investments in privately held biotechnology and pharmaceutical companies. The private biotechnology and pharmaceutical company investments are both accounted for under the cost method. Management reviews the valuation of both investments for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. For the year ended June 30, 2002, the Company recognized an impairment loss of $217,757 related to its investment in a privately held pharmaceutical company, which is included in other expenses in the accompanying consolidated statements of operations. The amount of impairment and valuation of this investment were based on management's estimates and the completion of an independent, third-party appraisal of the investment. Accordingly, the amount recognized by the Company upon the ultimate liquidation of this investment may vary significantly from the estimated fair value at June 30, 2002.

  (n)
  Recent Accounting Pronouncements

          In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 makes technical corrections to some existing pronouncements. The Company is required to adopt the provisions related to the rescission of Statements 4 and 64 on July 1, 2002, and for all transactions entered into beginning May 15, 2002, adopt the provision related to the amendment of Statement 13. The Company is currently evaluating this statement but does not expect that it will have a material effect on its business, results of operations, financial position, or liquidity.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Company is required to adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating this statement but does not expect that it will have a material effect on its business, results of operations, financial position, or liquidity.

(2)  Marketable Investment Securities

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2002 and 2001 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2002:
Held-to-maturity:
U.S. government obligations	$2,543,229	3,675	—	2,546,904
Corporate bonds and notes	2,208,278	22,208	—	2,230,486

	$4,751,507	25,883	—	4,777,390

Available-for-sale:
Corporate bonds and notes	$51,852,191	371,980	(78,546)	52,145,625
Euro dollar bonds	6,264,293	22,720	(8,190)	6,278,823

	$58,116,484	394,700	(86,736)	58,424,448

At June 30, 2001:
Held-to-maturity:
Auction rate securities	$2,005,912	—	—	2,005,912
U.S. government obligations	7,633,745	12,529	—	7,646,274
Corporate bonds and notes	721,210	—	(385)	720,825

	$10,360,867	12,529	(385)	10,373,011

Available-for-sale:
Commercial paper	$39,103,968	25,900	(2,165)	39,127,703
Corporate bonds and notes	38,882,060	203,281	(20,748)	39,064,593
Certificates of deposit	6,013,253	433	(6,185)	6,007,501
Asset-backed securities	134,257	1,157	(4,108)	131,306
Euro dollar bonds	15,160,163	170,770	(4,752)	15,326,181

	$99,293,701	401,541	(37,958)	99,657,284

        Maturities of debt securities classified as available-for-sale and held-to-maturity are as follows at June 30, 2002:

	Amortized cost	Fair value
Held-to-maturity:
Due within one year	$1,475,711	1,490,081
Due after one year through three years	3,275,796	3,287,309

	$4,751,507	4,777,390

Available-for-sale:
Due within one year	$10,475,005	10,532,235
Due after one year through three years	47,641,479	47,892,213

	$58,116,484	58,424,448

(3)  Leases

        The Company leases office and laboratory space and equipment under three noncancelable operating leases. Future minimum lease payments under these leases as of June 30, 2002 are as follows:

Fiscal year ending:
2003	$4,964,082
2004	3,933,628
2005	3,018,926
2006	3,018,916
2007	2,313,059
Thereafter	14,104,933

$31,353,544

        Rental expense was $4,604,885 in 2002, $4,447,203 in 2001, and $3,777,738 in 2000.

(4)  Stock-Based Compensation

        Prior to 1992, the Company granted nonqualified stock options to directors, employees, and other key individuals providing services to the Company. In 1992, the Company adopted the "1992 Employee, Director, and Consultant Fixed Stock Option Plan" (subsequently renamed the 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan) and has reserved 8,000,000 shares of common stock for issuance upon the exercise of options that the Company plans to grant from time to time under this plan. The exercise price of options granted in 2002, 2001, and 2000 is equivalent to the estimated fair market value of the stock at the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over four or five years and expire ten years from date of grant. As of June 30, 2002, 1,676,260 shares are reserved for future grant under the 2002 plan.

        A summary of activity is as follows:

	2002		2001		2000
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	4,055,561	$34.03	3,826,748	$16.48	3,909,582	$6.32
Plus options granted	825,764	39.00	1,299,784	71.03	1,286,850	36.51
Less:
Options exercised	(344,073)	7.40	(805,528)	6.36	(1,007,232)	5.92
Options canceled or expired	(426,617)	56.34	(265,443)	46.17	(362,452)	7.24

Options outstanding at end of year	4,110,635	$34.94	4,055,561	$34.03	3,826,748	$16.48

Options exercisable at end of year	1,526,064	25.45	1,039,248	14.14	1,093,510	6.17
Weighted average fair value of options granted during the year		$28.23		$56.35		$27.51

        The following table summarizes information about fixed stock options outstanding at June 30, 2002:

	Options outstanding
				Options exercisable
		Weighted average remaining contractual life
Range of exercise prices	Number outstanding at June 30, 2002		Weighted average exercise price	Number exercisable at June 30, 2002	Weighted average exercise price
$1.75 - 9.31	1,051,710	5.73	$5.47	586,680	$5.25
9.69 - 25.06	1,038,927	6.91	20.38	560,527	17.42
25.36 - 59.37	1,028,401	9.27	42.79	82,925	49.70
59.74 - 93.81	991,597	8.49	73.33	295,932	73.93

	4,110,635			1,526,064

        The Company accounts for these plans under APB 25, under which no compensation cost has been recognized for those options granted whose exercise price was equivalent to the estimated fair market value at the date of grant. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have been the following pro forma amounts:

	2002	2001	2000
Net loss:
As reported	$13,989,370	7,174,493	8,722,102
Pro forma	35,067,233	19,400,559	13,565,122
Basic and diluted loss per share:
As reported	0.59	0.31	0.43
Pro forma	1.48	0.85	0.67

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option—pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively: risk-free interest rates of 4.3%, 5.2%, and 6.3%, expected dividend yields of 0% for all years; expected lives of 6.0 years, 6.3 years, and 5.4 years, and expected volatility of 82%, 93%, and 89%, respectively.

(5)  Income Taxes

        The Company recorded $500,000 and $583,333 of foreign income tax expense in 2002 and 2001, respectively, and no income tax expense in 2000. The difference between the expected tax benefit for all periods presented and the actual tax expense is primarily attributable to the effect of net operating losses being offset by an increase in the Company's valuation allowance, plus the effect of foreign income taxes in 2002 and 2001.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$54,265,000	44,469,000
Unearned revenue	5,383,000	7,402,000
Research and development credits	3,853,000	1,749,000
Accrued expenses and other	1,104,000	936,000
Capital loss carryforwards	34,000	34,000

Total gross deferred tax assets	64,639,000	54,590,000
Less valuation allowance	(63,718,000)	(54,138,000)

Net deferred tax assets	921,000	452,000

Deferred tax liability:
Equipment, principally due to differences in depreciation	921,000	452,000

Total gross deferred tax liability	921,000	452,000

Net deferred tax liability	$—	—

        The net change in the total valuation allowance for the years ended June 30, 2002 and 2001 was an increase of $9,580,000 and $18,015,000, respectively. Approximately $35,947,000 of deferred tax assets at June 30, 2002, if recognizable in future years, will be recognized as additional paid-in capital, and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

        At June 30, 2002, the Company had total tax net operating losses of approximately $145,482,000 and total research and development credit carryforwards of approximately $3,853,000, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2007 through 2022.

        Under the rules of the Tax Reform Act of 1986, the Company has undergone changes of ownership, and consequently, the availability of the Company's net operating loss and research and experimentation credit carryforwards in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years.

(6)  Common Stock Warrants

        During the year ended June 30, 2000, the Company completed private placements of common stock wherein the placement agents received warrants to purchase 65,500 shares of the Company's common stock through the year 2003 at a weighted average price of $22.51, which are all still outstanding at June 30, 2002.

(7)  Employee Deferred Savings Plan and Stock Purchase Plan

        The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are covered by the plan. The Company makes matching contributions of 50% of each employee's contribution with the employer's contribution not to exceed 4% of the employee's compensation. The Company's contributions to the plan were $703,530, $531,174, and $379,930 for the years ended June 30, 2002, 2001, and 2000, respectively.

        The Company has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the board of directors and stockholders in December 1994, under which a maximum of 400,000 shares of common stock may be purchased by eligible employees. At June 30, 2002, 157,409 shares of common stock had been purchased under the Plan. Because the discount allowed to employees under the Plan approximates the Company's cost to issue equity instruments, the Plan is not deemed to be compensatory and, therefore, is excluded from the pro forma loss shown in note 4.

(8)  Collaborative Research Agreements

        In March 2002, the Company formed a $34 million drug discovery collaboration to identify novel drug targets for the diagnosis and treatment of depression. The collaboration will merge the Company's integrated drug target identification and validation technologies with the collaborator's drug discovery and development expertise. The agreement provides the collaborator with license rights and specifies an upfront payment to the Company, plus guaranteed research funding, potential milestones and royalties. Revenue related to the license agreement is being recognized ratably over the service period and revenue related to this research collaboration is being recognized as the research is performed on a percent-complete basis.

        Also in March 2002, the Company formed a $24 million research collaboration whereby the Company will apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this research collaboration is being recognized as the research is performed on a percent-complete basis.

        In May 2000, the Company entered into a $26.0 million license agreement and research collaboration to utilize the Company's protein interaction technology (ProNet®). Under the agreement, the licensee will receive a nonexclusive, fully paid, worldwide license to utilize ProNet® and receive support and related upgrades from the Company on a when-and-if-available basis over the support period. Revenue related to the license agreement is being recognized ratably over the service period and revenue related to the research collaboration is being recognized as the costs of the contract are incurred on a percent-complete basis.

        In August 1999, and as expanded in December 2000, the Company entered into a two-year collaboration to perform research related to crop genomics. The Company received $33.5 million from this collaboration, which was completed in December 2001. Revenue related to this research collaboration was recognized as the research was performed on a percent-complete basis.

        In September 1995, the Company entered into a collaborative research and license agreement to perform various research for a pharmaceutical company. This agreement was expanded in 1997 and 1998. Under the agreement, as expanded, the Company received $38.7 million through December 2001 when the project was completed. Revenue related to this project was recognized as the research was performed on a percent-complete basis.

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

        Because the Company has granted therapeutic rights to some of its collaborative licensees, the success of the programs is partially dependent upon the efforts of the licensees. Each of the above agreements may be terminated early. If any of the licensees terminate the above agreements, such termination may have a material adverse effect on the Company's operations.

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

	Research	Predictive medicine	Total
Year ended June 30, 2002:
Revenues	$27,015,167	26,821,332	53,836,499
Depreciation and amortization	2,894,434	1,601,712	4,496,146
Segment operating loss	14,244,330	4,415,437	18,659,767
Year ended June 30, 2001:
Revenues	28,071,252	17,091,139	45,162,391
Depreciation and amortization	2,597,297	1,131,266	3,728,563
Segment operating loss	7,460,775	5,675,730	13,136,505
Year ended June 30, 2000:
Revenues	25,219,766	8,793,272	34,013,038
Depreciation and amortization	2,494,333	790,401	3,284,734
Segment operating loss	5,373,891	6,173,236	11,547,127
	2002	2001	2000
Total operating loss for reportable segments	$(18,659,767)	(13,136,505)	(11,547,127)
Unallocated amounts:
Interest income	5,384,802	6,850,479	3,208,506
Other	(214,405)	(305,134)	(383,481)
Income taxes	(500,000)	(583,333)	—

Net loss	$(13,989,370)	(7,174,493)	(8,722,102)

        All of the Company's revenues were derived from research and testing performed in the United States. Additionally, all of the Company's long-lived assets are located in the United States. All of the Company's research segment revenue was generated from seven, six, and seven collaborators in fiscal 2002, 2001, and 2000, respectively. Further, revenue from two of the seven collaborators was in excess of 10% of the Company's consolidated revenues for each year presented.

(10) Investment in Myriad Proteomics, Inc.

        In April 2001, the Company announced the formation of a new alliance with Hitachi, Ltd. (Hitachi), Friedli Corporate Finance A.G. (Friedli), and Oracle Corporation (Oracle) to map the human proteome. The newly formed entity, Myriad Proteomics, Inc. (Myriad Proteomics), will market its proprietary proteomic information to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development. The Company contributed technology to Myriad Proteomics in exchange for a 49% ownership interest and Hitachi, Friedli, and Oracle contributed a combined $82 million in cash in exchange for the remaining 51% ownership in Myriad Proteomics.

        The Company is accounting for its investment in Myriad Proteomics using the equity method. Because the Company's initial investment in Myriad Proteomics consisted of technology with a carrying value of $0 on the Company's consolidated financial statements, and given the uncertainty of the realizability of the difference between the $82 million carrying amount and the Company's proportionate share of the net assets of Myriad Proteomics, the Company's initial investment in Myriad Proteomics was recorded as $0. The Company allocated $41 million of this difference to technology and this amount is being reduced as the related technology charges, including in-process research and development, are incurred at Myriad Proteomics. At June 30, 2002, the remaining technology basis difference is estimated to be $14 million. The remaining $41 million of unallocated basis difference is being accreted to income over the period of expected benefit of 15 years.

        As part of the formation of Myriad Proteomics, the Company entered into administrative and scientific outsourcing agreements with Myriad Proteomics. The original terms of these agreements expired on December 31, 2001, but were extended until June 30, 2002 at the option of Myriad Proteomics.

        Charges to Myriad Proteomics for services incurred related to the administrative and scientific outsourcing agreements are based on actual time and expenses incurred by the Company on behalf of Myriad Proteomics. During the years ended June 30, 2002 and 2001, the Company provided $6,253,394 and $1,644,498, respectively, of administrative and scientific services to Myriad Proteomics. As of June 30, 2002, the Company has received all but $292,585 of payments from Myriad Proteomics for these outsourcing services. This amount has been recorded as a reduction of a $1,330,031 payable to Myriad Proteomics for equipment purchased by the Company from Myriad Proteomics, resulting in $1,037,446 included as a related party payable on the accompanying consolidated balance sheets.

        Summarized balance sheet information as of June 30, 2002 and 2001 for Myriad Proteomics is as follows:

	2002	2001
	(unaudited)
Current assets	$50,703,000	72,437,000
Noncurrent assets	62,301,000	65,758,000
Current liabilities	2,783,000	1,812,000
Noncurrent liabilities	18,575,000	20,697,000
Stockholders' equity	91,646,000	115,686,000

        Summarized statement of operations information for Myriad Proteomics for the years ended June 30, 2002 and 2001 (the years in which the Company had an investment in Myriad Proteomics) is as follows:

	2002	2001
	(unaudited)
Total revenues	$—	—
In-process research and development	—	46,316,000
Other operating costs and expenses	28,478,000	3,068,000
Net loss	24,288,000	48,205,000

PART III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on November 13, 2002.

Item 11. EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on November 13, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Except as set forth below, the response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on November 13, 2002.

Equity Compensation Plan Information

        As of June 30, 2002, we have two equity compensation plans in effect. Prior to 1992, we granted nonqualified stock options to directors, employees, and other key individuals providing services to us (Pre-1992 Plan). The Pre-1992 Plan was not approved by shareholders, and no shares were granted or issued upon exercise of outstanding options during the fiscal year ended June 30, 2002. In 1992, we adopted and received shareholder approval for the "1992 Employee, Director, and Consultant Fixed Stock Option Plan", which was subsequently renamed the "2002 Amended and Restated Employee, Director, and Consultant Stock Option Plan" (2002 Plan) upon approval of our Board of Directors to extend the plan until November 2003. We have reserved 8,000,000 shares of common stock for issuance upon the exercise of options that we plan to grant from time to time under the 2002 Plan. Additional equity compensation plan information is as follows:

	a	b	c
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	4,040,035	$35.52	1,676,260
Equity compensation plans not approved by security holders	70,600	1.75	805,392

Total	4,110,635	$34.94	2,481,652

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on November 13, 2002.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a). The following documents are filed as part of this annual report on Form 10-K.

Item 14(a)(1). and (2) See "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 14(a)(3) Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
(3.1 (a))	—	Restated Certificate of Incorporation of the Registrant
(3.1 (b))	—	Certificate of Amendment of Restated Certificate of Incorporation
(3.1 (c))	—	Certificate of Designations
(3.2)p	—	Restated By-Laws of the Registrant (Filed as Exhibit 3.2)
(4.1)	—	See Exhibits 3.1(a), 3.1(b), 3.1(c) and 3.2
(4.2)	—	Form of Common Stock Certificate
(4.3)g	—	Rights Agreement, dated as of July 17, 2001, between the Registrant and Mellon Investor Services LLC (Filed as Exhibit 4.1)
(4.4)	—	Agreement of Substitution and Amendment of Common Shares Rights Agreement by and between the Registrant and American Stock Transfer and Trust Company dated August 16, 2002
(10.1)$	—	2002 Amended and Restated Employee, Director and Consultant Stock Option
(10.2)*$	—	Employee Stock Purchase Plan (Filed as Exhibit 10.2)
(10.3)*$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Peter D. Meldrum, dated May 15, 1993 (Filed as Exhibit 10.3)
(10.4)*$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated January 1, 1994 (Filed as Exhibit 10.4)
(10.5)*$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Jay M. Moyes, dated July 12, 1993 (Filed as Exhibit 10.5)
(10.6)#	—	Collaborative Research and License Agreement between the Registrant and Novartis Corporation, dated April 27, 1995 (Cardiovascular Diseases) (Filed as Exhibit 10.10)
(10.7)#	—	Research Collaboration and License Agreement between the Registrant, Eli Lilly & Company and Hybritech Incorporated, dated August 1, 1992 (Breast Cancer—BRCA1) (Filed as Exhibit 10.11)

(10.8)#	—	Collaborative Agreement between the Registrant and Hybritech Incorporated, dated March 5, 1993 (BRCA1 Test Kits) (Filed as Exhibit 10.12)
(10.9)#	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated October 8, 1991, as amended (Breast Cancer—BRCA1) (Filed as Exhibit 10.13)
(10.10)#	—
Standard Research Agreement and Form of License Agreement between the Registrant and the University of Utah, effective January 1, 1993, as amended (Genes Predisposing to Cancer) (Filed as Exhibit 10.14)
(10.11)#	—
Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated August 4, 1993 (Angiotensinogen Variants and Predisposition to Hypertension) (Filed as Exhibit 10.15)
(10.12)#	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated June 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.16)
(10.13)#	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated November 23, 1994 (Breast Cancer—BRCA2) (Filed as Exhibit 10.17)
(10.14)#	—	Standard Research Agreement dated May 1, 1995 between the Registrant and the University of Utah (Cardiovascular Disorders and Coronary Heart Disease Database) (Filed as Exhibit 10.18)
(10.15)#	—
Exclusive License Agreement dated May 1, 1995 between the Registrant and the University of Utah Research Foundation (Cardiovascular Disorders and Coronary Heart Disease Database) (Filed as Exhibit 10.19)
(10.16)#	—	Standard Research Agreement dated July 31, 1995 between the Registrant and the University of Utah (Obesity Database) (Filed as Exhibit 10.20)
(10.17)#	—	Exclusive License Agreement dated July 31, 1995 between the Registrant and the University of Utah Research Foundation (Obesity Database) (Filed as Exhibit 10.21)
(10.18)#	—
Co-Exclusive License Agreement among the Registrant, the University of Utah Research Foundation and Institut National de la Sante et de la Recherche Medicale, dated October 6, 1993 (Angiotensinogen and Predisposition to Essential Hypertension) (Filed as Exhibit 10.22)
(10.19)#	—	License Agreement between the Registrant and California Institute of Technology, dated April 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.23)
(10.20)*	—	Research Agreement between the Registrant and California Institute of Technology, dated June 3, 1994 (MTS1 or p16) (Filed as Exhibit 10.24)
(10.21)#	—	Collaborative Research and License Agreement between the Registrant and Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.28)
(10.22)z@	—	Research Agreement between the Registrant and IHC Health Services, Inc., dated as of June 24, 1996
(10.23)!	—	Lease Agreement, dated October 12, 1995, between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.2)

(10.24)!	—	Amendment to Lease Agreement, dated March 29, 1996 between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.3)
(10.25)!@	—
Letter Agreement, dated March 4, 1996, among the University of Utah, Genetic Epidemiology and the Registrant regarding Extension of Standard Research agreement and Form of License Agreement between the Registrant and the University of Utah, effective January 1, 1993, as amended (Genes Predisposing to Cancer) (Filed as Exhibit 10.4)
(10.26)q@	—
Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center and the Registrant (Filed as Exhibit 10.1)
(10.27)=@	—	Collaborative Research and License Agreement among the Registrant, Schering Corporation and Schering-Plough, Ltd., dated April 22, 1997 (Prostate and Other Cancers) (Filed as Exhibit 10.36)
(10.28)++@	—	Standard Research Agreement between the Company and Valley Mental Health dated September 1, 1997 (central nervous system disorders) (Filed as Exhibit 10.1)
(10.29)%@	—	Amendment and Supplement to Collaborative Research and License Agreement dated November 19, 1997 between Bayer Corporation and the Registrant (Filed as Exhibit 10.1)
(10.30)k	—	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Research Park Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant
(10.31)&	—	Memorandum of Lease between the Company and Boyer Foothill Associates, Ltd. dated August 24, 1998 (Filed as Exhibit 10.1)
(10.32)&	—	Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August 24, 1998 (Filed as Exhibit 10.2)
(10.33)&	—
Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998 (Filed as Exhibit 10.3)
(10.34)w	—	Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company (Filed as Exhibit 10.1)
(10.35)w	—	Addendum No. 1 to Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company (Filed as Exhibit 10.2)
(10.36)w	—	Addendum No. 2 to Master Lease Agreement dated December 31, 1998 between General Electric Capital Corporation and the Company (Filed as Exhibit 10.3)
(10.37)w	—	Biotech Equipment Schedule Schedule No. 001 dated December 31, 1998 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit 10.4)
(10.38)w	—	Annex A to Equipment Schedule No. 001 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit 10.5)

(10.39)w	—	Annex B to Equipment Schedule No. 001 to Master Lease Agreement dated December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit 10.6)
(10.40)w	—	Addendum to Schedule No. 001 to Master Lease Agreement dated as of December 31, 1998 between General Electric Corporation and the Company (Filed as Exhibit 10.7)
(10.41)w@	—	Collaborative Research, License and Co-Promotion agreement dated as of October 5, 1998 between Schering Aktiengesellschaft and the Company (Filed as Exhibit 10.8)
(10.42)w@	—	Collaborative ProNet Research and License Agreement dated as of November 11, 1998 between Monsanto Company and the Company (Filed as Exhibit 10.9)
(10.43)w@	—	Letter Amendment to the Collaborative Research and License Agreement dated as of November 30, 1998 between Bayer Corporation and the Company (Filed as Exhibit 10.10)
(10.44)m@	—	Collaboration and License Agreement between the Company and Novartis Agricultural Discovery Institute, Inc. dated July 27, 1999 (Filed as Exhibit 10.1)
(10.45)m	—	Subscription Agreement between the Company and Peter Friedli dated September 30, 1999 (Filed as Exhibit 10.2)
(10.46)m	—	Securities Purchase Agreement and Standstill Agreement between the Company and Schering Berlin Venture Corporation dated October 15, 1999 (Filed as Exhibit 10.3)
(10.47)f	—	Master Lease Agreement dated October 25 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company (Filed as Exhibit 10.1)
(10.48)f	—	Addendum to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company (Filed as Exhibit 10.2)
(10.49)f	—
Amendment No. 1 to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company (Filed as Exhibit 10.3)
(10.50)f	—
Equipment Schedule No. SG01 dated November 10, 1999 to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company (Filed as Exhibit 10.4)
(10.51)v	—	Purchase Agreement dated as of August 28, 2000 between the Registrant and Acqua Wellington North American Equities Fund, Ltd.
(10.52)v	—	Registration Rights Agreement dated as of August 28, 2000 between the Registrant and Acqua Wellington North American Equities Fund, Ltd.
(10.53)s	—	Purchase Agreement dated as of October 27, 2000 between the Registrant and Acqua Wellington North America Equities, Ltd. (Filed as Exhibit 10.1)

(10.54)s	—	Registration Rights Agreement dated as of October 27, 2000 between the Registrant and Acqua Wellington North America Equities, Ltd. (Filed as Exhibit 10.2)
(10.55)e	—	Lease Agreement, dated March 31, 2001 between the Registrant and Boyer Research Park Associates VI, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 10.1)
(10.56)e	—	Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C. (Filed as Exhibit 10.2)
(10.57)e@	—	License Agreement, dated December 7, 2000, between the Registrant and Encore Pharmaceuticals, Inc. (Filed as Exhibit 10.3)
(21.1)	—	List of Subsidiaries of the Registrant
(23.1)	—	Consent of KPMG LLP

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

g
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

        We filed a Current Report on Form 8-K on May 22, 2002 to disclose that we had publicly disseminated a press release announcing that we had introduced a new predictive medicine product for risk of hereditary colon cancer, called COLARIS AP™.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salt Lake City, Utah on September 26, 2002.

MYRIAD GENETICS, INC.
By:	/s/ PETER D. MELDRUM Peter D. Meldrum President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ PETER D. MELDRUM Peter D. Meldrum	President and Chief Executive Officer and Director (principal executive officer)	September 26, 2002
By:	/s/ JAY M. MOYES Jay M. Moyes	Vice President of Finance (principal financial and accounting officer)	September 26, 2002
By:	/s/ HUGH A. D'ANDRADE Hugh A. D'Andrade	Chairman of the Board	September 26, 2002
By:	/s/ WALTER GILBERT Walter Gilbert, Ph.D.	Vice Chairman of the Board	September 26, 2002
By:	/s/ MARK H. SKOLNICK Mark H. Skolnick, Ph.D.	Chief Scientific Officer and Director	September 26, 2002
By:	/s/ ARTHUR H. HAYES, JR. Arthur H. Hayes, Jr., M.D.	Director	September 26, 2002
By:	/s/ DALE A. STRINGFELLOW Dale A. Stringfellow, Ph.D.	Director	September 26, 2002
By:	/s/ LINDA S. WILSON Linda S. Wilson, Ph.D.	Director	September 26, 2002

Certifications

        I, Peter D. Meldrum, certify that:

1.
I have reviewed this annual report on Form 10-K of Myriad Genetics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002
/s/ PETER D. MELDRUM Peter D. Meldrum President and Chief Executive Officer

        I, Jay M. Moyes, certify that:

1.
I have reviewed this annual report on Form 10-K of Myriad Genetics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002
/s/ JAY M. MOYES Jay M. Moyes Vice President of Finance and Chief Financial Officer

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

        Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Myriad Genetics, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

        The Annual Report on Form 10-K for the year ended June 30, 2002 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 26, 2002
/s/ PETER D. MELDRUM Peter D. Meldrum President and Chief Executive Officer
Date: September 26, 2002
/s/ JAY M. MOYES Jay M. Moyes Vice President of Finance and Chief Financial Officer

        The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as a separate disclosure document.

EXHIBIT INDEX

Exhibit Number		Description of Exhibits
(4.2)	—	Form of Common Stock Certificate
(4.4)	—	Agreement of Substitution and Amendment of Common Shares Rights Agreement by and between the Registrant and American Stock Transfer and Trust Company
(10.1)	—	2002 Amended and Restated Employee, Director and Consultant Stock Option Plan
(21.1)	—	List of Subsidiaries of the Registrant
(23.1)	—	Consent of KPMG LLP

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. FACILITIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Independent Auditors' Report
MYRIAD GENETICS, INC. AND SUBSIDIARIES Consolidated Balance Sheets June 30, 2002 and 2001
MYRIAD GENETICS, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended June 30, 2002, 2001, and 2000
MYRIAD GENETICS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Loss Years ended June 30, 2002, 2001, and 2000
MYRIAD GENETICS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended June 30, 2002, 2001, and 2000
MYRIAD GENETICS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements June 30, 2002, 2001, and 2000
PART III
  Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  Item 14(a). The following documents are filed as part of this annual report on Form 10-K.
  Item 14(a)(1). and (2) See "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
  Item 14(a)(3) Exhibits
  Item 14(b) Reports on Form 8-K
SIGNATURES
Certifications
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
EXHIBIT INDEX