Form 10-Q
period 2002-09-30
MYRIAD GENETICS INC
filed 2002-11-05
CIK 899923

Use these links to rapidly review the document
INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 31, 2002 the registrant had 23,902,577 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) Sep. 30, 2002	June 30, 2002
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$48,519	$61,067
Marketable investment securities	10,011	12,008
Prepaid expenses	3,978	4,827
Trade accounts receivable, less allowance for doubtful accounts of $610 at Sep. 30, 2002 and $505 at June 30, 2002	8,702	7,233
Other receivables	651	220
Related party receivables	513	—

Total current assets	72,374	85,355

Equipment and leasehold improvements:
Equipment	28,162	26,409
Leasehold improvements	6,617	5,384

	34,779	31,793
Less accumulated depreciation and amortization	17,441	16,360

Net equipment and leasehold improvements	17,338	15,433
Long-term marketable investment securities	45,131	51,168
Other assets	5,259	5,434

	$140,102	$157,390

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,862	$9,462
Related party payable	—	1,038
Accrued liabilities	3,250	3,591
Deferred revenue	6,973	14,430

Total current liabilities	16,085	28,521
Stockholders' equity:
Preferred stock, $0.01 par value. 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 23,835 at Sep. 30, 2002 and 23,817 at June 30, 2002	238	238
Additional paid-in capital	202,361	202,149
Accumulated other comprehensive income	560	308
Accumulated deficit	(79,142)	(73,826)

Total stockholders' equity	124,017	128,869

	$140,102	$157,390

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited) Sep. 30, 2002	(Unaudited) Sep. 30, 2001
	(in thousands, except per share amounts)
Revenues:
Research revenue	$7,015	$7,673
Related party research revenue	632	—

Total research revenue	7,647	7,673
Predictive medicine revenue	7,864	5,517

Total revenues	15,511	13,190
Costs and expenses:
Predictive medicine cost of revenue	2,921	2,272
Research and development expense	10,946	8,261
Selling, general and administrative expense	7,716	5,624

Total costs and expenses	21,583	16,157

Operating loss	(6,072)	(2,967)
Other income (expense):
Interest income	842	1,931
Other	39	(24)

Loss before taxes	(5,191)	(1,060)
Income taxes	125	125

Net loss	$(5,316)	$(1,185)

Basic and diluted loss per share	$(0.22)	$(0.05)

Basic and diluted weighted average shares outstanding	23,827	23,483

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	(Unaudited) Sep. 30, 2002	(Unaudited) Sep. 30, 2001
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(5,316)	$(1,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,296	1,042
Loss (gain) on disposition of assets	(39)	24
Bad debt expense	105	10
Changes in operating assets:
Trade receivables	(1,574)	(59)
Other receivables	(431)	(66)
Related party receivables	(513)	440
Prepaid expenses	849	556
Other assets	—	28
Accounts payable	(3,600)	(3,954)
Accrued liabilities	(341)	317
Related party payable	(1,038)	—
Deferred revenue	(7,457)	(6,975)

Net cash used in operating activities	(18,059)	(9,822)

Cash flows from investing activities:
Capital expenditures	(3,020)	(775)
Purchases of marketable investment securities	(12,785)	(20,205)
Proceeds from sales and maturities of marketable investment securities	21,104	41,782

Net cash provided by investing activities	5,299	20,802

Cash flows from financing activities:
Net proceeds from issuance of common stock	212	441

Net cash provided by financing activities	212	441

Net increase (decrease) in cash and cash equivalents	(12,548)	11,421
Cash and cash equivalents at beginning of period	61,067	35,937

Cash and cash equivalents at end of period	$48,519	$47,358

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. Operating results for the three month period ended September 30, 2002 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

(2) Comprehensive Loss (Unaudited)

        The components of the Company's comprehensive loss are as follows (in thousands):

	Three Months Ended Sep. 30,
	2002	2001
Net loss	$(5,316)	$(1,185)
Unrealized gain on available-for-sale securities	252	455

Comprehensive loss	$(5,064)	$(730)

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

        As of September 30, 2002 and 2001, there were antidilutive potential common shares of 4,605,615 and 3,992,950, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

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

	Research	Predictive medicine	Total
	(in thousands)
Three months ended Sep. 30, 2002:
Revenues	$7,647	7,864	15,511
Depreciation and amortization	783	513	1,296
Segment operating loss	4,600	1,472	6,072
Three months ended Sep. 30, 2001:
Revenues	7,673	5,517	13,190
Depreciation and amortization	716	326	1,042
Segment operating loss	1,557	1,410	2,967
	Three Months Ended Sep. 30,
	2002	2001
	(in thousands)
Total operating loss for reportable segments	$(6,072)	$(2,967)
Interest income	842	1,931
Other	39	(24)
Income taxes	(125)	(125)

Net loss	$(5,316)	$(1,185)

(5) Related Party Transactions

        In April 2001, we announced the formation of Myriad Proteomics, Inc., a new venture with Hitachi, Ltd., Oracle Corporation, and Friedli Corporate Finance A.G. to map the human proteome. Myriad Proteomics, which is 49 percent owned by the Company, intends to develop and market a proprietary map of the human proteome to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development.

        On July 1, 2002 Myriad Proteomics contracted with the Company for the performance of certain high throughput sequencing services. For the three months ended September 30, 2002 the Company recorded approximately $632,000 of revenues under this agreement with Myriad Proteomics for sequencing performed, which were recorded as related party research revenue in the accompanying condensed consolidated statements of operations.

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

        Myriad researchers have made important discoveries in the fields of cancer, viral diseases such as AIDS, and acute thrombosis. These discoveries point to novel disease pathways and have paved the way for the development of new drugs. Additionally, our pipeline of drug targets offers therapeutic opportunities for the treatment of diseases such as heart disease, rheumatoid arthritis, Alzheimer's disease and other central nervous system disorders. We have identified and filed patent applications for 871 drug targets to date. We have also established an extensive portfolio of drug candidates that are under development at Myriad. Fifteen of these drug candidates are in pre-clinical testing. Flurizan™ (MPC-7869), our lead therapeutic product candidate for the treatment of prostate cancer, is currently in a large, multi-center human clinical trial. We also recently submitted an Investigational New Drug (IND) application for the evaluation of MPC-7869 for the treatment of Alzheimer's disease. We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer and infectious diseases.

        We also have developed and commercialized five innovative predictive medicine products: BRACAnalysis®, which is used to assess a woman's risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP™, which are used to determine a person's risk of developing colon cancer, MELARIS™, which is used to determine a person's risk of developing melanoma (a deadly form of skin cancer), and CardiaRisk®, which is used for therapeutic management of hypertensive patients. We market these products using our own internal sales force in the United States and we have entered into marketing collaborations with other organizations in Australia, Austria, Brazil, Canada, Germany, Japan, New Zealand, and Switzerland. Revenues from these proprietary products were $7.9 million for the three months ended September 30, 2002, an increase of 43% or $2.3 million over the same three months of 2001.

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

        We have devoted substantially all of our resources to maintaining our research and development programs, undertaking drug discovery and development, and operating our predictive medicine business. Our revenues have consisted primarily of sales of predictive medicine products and research payments received pursuant to collaborative agreements, upfront fees, and milestone payments. We have yet to attain profitability and, for the three months ended September 30, 2002, we had a net loss of $5.3 million and as of September 30, 2002 had an accumulated deficit of $79.1 million.

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

        Investments in Privately-Held Companies.    We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee's underlying research and development efforts, the likelihood that the investee's current research projects will result in a marketable product, and the investee's expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at September 30, 2002.

        Investment In Myriad Proteomics.    In April 2001, we announced the formation of a new alliance with Hitachi, Ltd., Friedli Corporate Finance A.G., and Oracle Corporation to map the human proteome. The newly formed entity, Myriad Proteomics, Inc. intends to develop and market its proprietary proteomic information to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development. We have entered into an agreement with Myriad Proteomics to perform certain high throughput sequencing services.

Results of Operations for the Three Months Ended September 30, 2002 and 2001

        Research revenues for the three months ended September 30, 2002 were $7.0 million compared to $7.7 million for the same three months in 2001. Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of upfront fees and milestone payments. This decrease of 9% in research revenue is primarily attributable to greater emphasis on our internal research and drug development programs. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

        Related party research revenues for the three months ended September 30, 2002 were $0.6 million. Related party research revenue is comprised of certain scientific outsourcing services performed for Myriad Proteomics, Inc., which is 49% owned by us.

        Predictive medicine revenues for the three months ended September 30, 2002 were $7.9 million, an increase of 43% or $2.3 million over the same three months in 2001. Predictive medicine revenue is comprised of sales of predictive medicine products and fees and royalties from our predictive medicine product marketing partners. Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the three months ended September 30, 2002. However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Predictive medicine cost of revenue for the three months ended September 30, 2002 was $2.9 million compared to $2.3 million for the same three months in 2001. This increase of 29% in predictive medicine cost of revenue is primarily due to the 43% increase in predictive medicine revenue for the three months ended September 30, 2002 compared to same three months in 2001. This improvement in predictive medicine cost of revenue as a percentage of predictive medicine revenues resulted from gains in efficiencies in the operations of our predictive medicine business.

        Research and development expenses for the three months ended September 30, 2002 were $10.9 million compared to $8.3 million for the same three months in 2001. This increase of 33% was primarily due to increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer's disease, other drug development programs, and increased research efforts associated with our Dupont and Abbott Laboratories collaborations.

        Selling, general and administrative expenses for the three months ended September 30, 2002 were $7.7 million compared to $5.6 million for the same three months in 2001. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses. This increase of 37% was primarily attributable to an increase in our sales force plus marketing costs related to our direct-to-consumer campaign to support our predictive medicine business. We anticipate that this larger sales force and increased marketing efforts will enable us to increase awareness of our predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

        Cash, cash equivalents, and marketable investment securities decreased $32.6 million or 24% from $136.3 million at September 30, 2001 to $103.7 million at September 30, 2002. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to capital expenditures for research equipment, leasehold improvements for our new research facilities, increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of our decreased cash position and declining interest rates, interest income for the three months ended September 30, 2002 was $0.8 million compared to $1.9 million for the same three months in 2001, a decrease of 56%.

Liquidity and Capital Resources

        Net cash used in operating activities was $18.1 million during the three months ended September 30, 2002 compared to $9.8 million used in operating activities during the same period of the prior fiscal year. Trade receivables increased $1.6 million between June 30, 2002 and September 30, 2002, primarily due to the 43% increase in predictive medicine sales during the same period. Accounts payable decreased by $3.6 million between June 30, 2002 and September 30, 2002, primarily as a result of payments for equipment and lab supplies that were purchased previously. Related party payables decreased $1.0 million between June 30, 2002 and September 30, 20002 due to payments made for equipment purchased from Myriad Proteomics. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $7.5 million between June 30, 2002 and September 30, 2002.

        Our investing activities provided cash of $5.3 million in the three months ended September 30, 2002 and provided cash of $20.8 million in the three months ended September 30, 2001. Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment. During the three months ended September 30, 2002, we shifted a portion of our investments from marketable investment securities to cash and cash equivalents due to changes in interest rates.

        Financing activities provided $0.2 million during the three months ended September 30, 2002, due to the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

        The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of September 30, 2002, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

Item 4. Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 1, 2002, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

        (b)    Changes in Internal Controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

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

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing systems; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2002, which has been filed with the Securities and Exchange Commission.

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

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.
Date: November 5, 2002	By:	/s/ PETER D. MELDRUM Peter D. Meldrum President and Chief Executive Officer
Date: November 5, 2002	By:	/s/ JAY M. MOYES Jay M. Moyes Vice President of Finance Principal financial and chief accounting officer

CERTIFICATIONS

Chief Executive Officer

        I, Peter D. Meldrum, certify that:

  1.
  I have reviewed this Quarterly Report on Form 10-Q of Myriad Genetics, Inc.;

  2.
  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 5, 2002	By:	/s/ PETER D. MELDRUM Peter D. Meldrum President and Chief Executive Officer

Chief Financial Officer

        I, Jay M. Moyes, certify that:

  1.
  I have reviewed this Quarterly Report on Form 10-Q of Myriad Genetics, Inc.;

  2.
  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 5, 2002	By:	/s/ JAY M. MOYES Jay M. Moyes Vice President of Finance Principal financial and chief accounting officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

        Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Myriad Genetics, Inc. a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

        The Quarterly Report on Form 10-Q for the three months ended September 30, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 5, 2002	/s/ PETER D. MELDRUM Peter D. Meldrum President and Chief Executive Officer
Dated: November 5, 2002	/s/ JAY M. MOYES Jay M. Moyes Vice President of Finance and Chief Financial Officer

        The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as a separate disclosure document.