Form 10-Q
period 2002-12-31
MYRIAD GENETICS INC
filed 2003-02-13
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Registrant’s telephone number, including area code: (801) 584-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒    (Not an accelerated filer due to fiscal year end June 30, 2003)

As of February 7, 2003 the registrant had 27,011,548  shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)

(in thousands, except per share amounts)

	Dec. 31, 2002	June 30, 2002

Assets
Current assets:
Cash and cash equivalents	$97,027	$61,067
Marketable investment securities	13,404	12,008
Prepaid expenses	7,174	4,827
Trade accounts receivable, less allowance for doubtful accounts of $675 at Dec. 31, 2002 and $505 at June 30, 2002	9,339	7,233
Other receivables	6,618	220
Related party receivables	98	—
Total current assets	133,660	85,355
Equipment and leasehold improvements:
Equipment	29,748	26,409
Leasehold improvements	7,374	5,384
	37,122	31,793
Less accumulated depreciation and amortization	18,503	16,360
Net equipment and leasehold improvements	18,619	15,433
Long-term marketable investment securities	38,680	51,168
Other assets	6,151	5,434
	$197,110	$157,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,609	$9,462
Related party payable	—	1,038
Accrued liabilities	4,137	3,591
Deferred revenue	5,923	14,430
Total current liabilities	21,669	28,521

Stockholders’ equity:
Preferred stock, $0.01 par value. 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 27,010 at Dec. 31, 2002 and 23,817 at June 30, 2002	270	238
Additional paid-in capital	260,577	202,149
Accumulated other comprehensive income	631	308
Accumulated deficit	(86,037)	(73,826)
Total stockholders’ equity	175,441	128,869
	$197,110	$157,390

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)

	Three Months Ended		Six Months Ended

(in thousands, except per share amounts)	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2001

Revenues:
Research revenue	$8,406	$7,107	$15,420	$14,780
Related party research revenue	462	—	1,094	—
Total research revenue	8,868	7,107	16,514	14,780
Predictive medicine revenue	8,151	6,368	16,015	11,886
Total revenues	17,019	13,475	32,529	26,666

Costs and expenses:
Predictive medicine cost of revenue	2,995	2,565	5,916	4,837
Research and development expense	12,218	8,612	23,164	16,874
Selling, general and administrative expense	9,295	6,081	17,011	11,705
Total costs and expenses	24,508	17,258	46,091	33,416

Operating loss	(7,489)	(3,783)	(13,562)	(6,750)
Other income (expense):
Interest income	725	1,419	1,567	3,350
Other	(5)	29	34	5
Loss before taxes	(6,769)	(2,335)	(11,961)	(3,395)

Income taxes	125	125	250	250

Net loss	$(6,894)	$(2,460)	$(12,211)	$(3,645)

Basic and diluted loss per share	$(0.27)	$(0.10)	$(0.50)	$(0.15)
Basic and diluted weighted average shares outstanding	25,081	23,608	24,454	23,545

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	Dec. 31, 2002	Dec. 31, 2001
(dollars in thousands)	(Unaudited)

Cash flows from operating activities:
Net loss	$(12,211)	$(3,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,675	2,067
Gain on disposition of assets	(34)	(5)
Bad debt expense	170	70
Changes in operating assets:
Trade receivables	(2,276)	(1,405)
Other receivables	(6,398)	(126)
Related party receivables	(98)	1,278
Prepaid expenses	(2,347)	685
Other assets	—	(66)
Accounts payable	2,147	(2,914)
Accrued liabilities	546	780
Related party payable	(1,038)	—
Deferred revenue	(8,507)	(10,092)
Net cash used in operating activities	(27,371)	(13,373)

Cash flows from investing activities:
Capital expenditures	(5,477)	(1,898)
Proceeds from sale of investments in other companies	—	630
Increase in other assets	(1,100)	—
Purchases of marketable investment securities	(17,753)	(34,122)
Proceeds from sales and maturities of marketable investment securities	29,201	63,365
Net cash provided by investing activities	4,871	27,975

Cash flows from financing activities:
Net proceeds from issuance of common stock	58,460	2,668
Net cash provided by financing activities	58,460	2,668

Net increase in cash and cash equivalents	35,960	17,270
Cash and cash equivalents at beginning of period	61,067	35,937
Cash and cash equivalents at end of period	97,027	53,207

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements.  The financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.  Operating results for the six month period ended December 31, 2002 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

(2)           Comprehensive Loss (Unaudited)

The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2002	2001	2002	2001
Net loss	$(6,894)	$(2,460)	$(12,211)	$(3,645)
Unrealized gain (loss) on available-for-sale securities	71	(472)	323	(17)
Comprehensive loss	$(6,823)	$(2,392)	$(11,888)	$(3,662)

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

As of December 31, 2002 and 2001, there were antidilutive potential common shares of 4,536,952 and 3,903,262, respectively.  Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

(4)           Segment and Related Information

The Company’s business units have been aggregated into two reportable segments: (i) research and (ii) predictive medicine.  The research segment is focused on the discovery and sequencing of genes related to major common diseases, marketing of subscriptions to proprietary database information, and the development of therapeutic products for the treatment and prevention of major diseases.  The predictive medicine segment provides testing to determine predisposition to common diseases.

The accounting policies of the segments are the same as those described in the basis of presentation (note 1).  The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.  The Company’s assets are not identifiable by segment.

(in thousands)	Research	Predictive medicine	Total
Three months ended Dec. 31, 2002:
Revenues	$8,868	$8,151	$17,019
Depreciation and amortization	829	550	1,379
Segment operating loss	4,946	2,543	7,489

Three months ended Dec. 31, 2001:
Revenues	7,107	6,368	13,475
Depreciation and amortization	717	308	1,025
Segment operating loss	3,076	707	3,783

Six months ended Dec. 31, 2002:
Revenues	16,514	16,015	32,529
Depreciation and amortization	1,612	1,063	2,675
Segment operating loss	9,546	4,016	13,562

Six months ended Dec. 31, 2001:
Revenues	14,780	11,886	26,666
Depreciation and amortization	1,432	635	2,067
Segment operating loss	4,631	2,119	6,750

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
(in thousands)	2002	2001	2002	2001
Total operating loss for reportable segments	$(7,489)	$(3,783)	$(13,562)	$(6,750)
Interest income	725	1,419	1,567	3,350
Other	(5)	29	34	5
Income taxes	(125)	(125)	(250)	(250)
Net loss	$(6,894)	$(2,460)	$(12,211)	$(3,645)

(5)                                  Related Party Transactions

On July 1, 2002 Myriad Proteomics, Inc., which is 49 percent owned by the Company, contracted with the Company for the performance of certain high throughput sequencing services.  For the three months ended December 31, 2002 the Company recorded approximately $462,000 of revenues under this agreement with Myriad Proteomics for sequencing performed, which were recorded as related party research revenue in the accompanying condensed consolidated statements of operations.

(6)                                  Financing Transaction

On November 26, 2002, the Company received net proceeds of $57.2 million from an underwritten offering of 3 million shares of its common stock in a public offering.  The shares were offered under a shelf registration statement filed by the Company with the Securities and Exchange Commission, which was declared effective November 21, 2001.

(7)                                  Recent Accounting Pronouncements

FASB Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company will adopt the interim provisions of Statement 148 during the quarter ended March 31, 2003.  The Company does not expect the adoption of the Statement 148 to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2002, the Emerging Issues Task Force issued EITF 00-21 Revenue Arrangements with Multiple Deliverables.  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria.  The Company will adopt the provisions of this Issue for all arrangements entered into after June 30, 2003.  The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading biopharmaceutical company focused on the development and marketing of novel therapeutic and predictive medicine products. We have developed a number of proprietary proteomic technologies that permit us to identify genes, their related proteins and the biological pathways they form.  We use this information to better understand the role proteins play in the onset and progression of human disease. We operate two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize our therapeutic and predictive medicine discoveries.  Myriad Pharmaceuticals, Inc. develops and intends to market novel therapeutic products. Myriad Genetic Laboratories, Inc. focuses on the development and marketing of predictive medicine products that assess an individual’s risk of developing a specific disease.

Myriad researchers have made important discoveries in the fields of cancer, viral diseases such as AIDS, and acute thrombosis.  These discoveries point to novel disease pathways and have paved the way for the development of new drugs.  Additionally, our pipeline of drug targets offers therapeutic opportunities for the treatment of diseases such as heart disease, rheumatoid arthritis, Alzheimer’s disease and other central nervous system disorders.  We have established an extensive portfolio of drug candidates that are under development at Myriad.  Fifteen of these drug candidates are in pre-clinical testing.  Flurizan™ (MPC-7869), our lead therapeutic product candidate for the treatment of prostate cancer, is currently in a large, multi-center human clinical trial.  We have also submitted an Investigational New Drug (IND) application for the evaluation of MPC-7869 for the treatment of Alzheimer’s disease.  We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer and infectious diseases.

We also have developed and commercialized a number of innovative predictive medicine products; including BRACAnalysis®, which is used to assess a woman’s risk of developing breast and ovarian cancer, and COLARIS® and COLARIS AP™, which are used to determine a person’s risk of developing colon cancer.  We market these products using our own internal sales force in the United States and we have entered into marketing collaborations with other organizations in Australia, Austria, Brazil, Canada, Germany, Japan, New Zealand, and Switzerland. Revenues from these proprietary products were $8.2 million for the three months ended December 31, 2002, an increase of 28% or $1.8 million over the same three months of 2001.

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

We have devoted substantially all of our resources to maintaining our research and development programs, undertaking drug discovery and development, and operating our predictive medicine business. Our revenues have consisted primarily of sales of predictive medicine products and research payments received pursuant to collaborative agreements, upfront fees, and milestone payments.  We have yet to attain profitability and, for the three and six months ended December 31, 2002, we had net losses of $6.9 million and $12.2 million, respectively.  As of December 31, 2002 had an accumulated deficit of $86.0 million.

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

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies are as follows:

•                  revenue recognition;

•                  investments in privately-held companies;

•                  investment in Myriad Proteomics, Inc.;

Revenue Recognition.  We apply the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101) to all our revenue transactions.  In applying the principles of SAB 101 to our research and technology licensing agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue.  Such methodologies involve recognizing revenue in accordance with the percentage-of-completion method of accounting and following the guidance in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as well as other proportional performance methodologies as considered appropriate.  Percent complete is estimated based on costs incurred relative to total estimated contract costs.  We make adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses and we gain experience.  Our estimates of total contract costs include assumptions, such as estimated research hours to complete, materials costs, and other direct and indirect costs.  Actual results may vary significantly from our estimates.  Revenues related to up-front payments and technology license fees when continuing involvement or research services are required of us are recognized over the period of performance.

Predictive medicine revenues include revenues from the sale of predictive medicine products and related marketing agreements.  Predictive medicine revenue is recognized upon completion of the test and communication of results.  Up-front payments related to marketing agreements are recognized ratably over the life of the agreement.

Investments in Privately-Held Companies.  We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed.  The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments.  Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee’s underlying research and development efforts, the likelihood that the investee’s current research projects will result in a marketable product, and the investee’s expected future cash flows.  Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at December 31, 2002.

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

Results of Operations for the Three Months Ended December 31, 2002 and 2001

Total research revenues for the three months ended December 31, 2002 were $8.9 million compared to $7.1 million for the same three months in 2001.  Related party research revenues included in total research revenues for the three months ended December 31, 2002 were $0.5 million.  Related party research revenue is comprised of certain scientific outsourcing services performed for Myriad Proteomics, Inc., which is 49% owned by us.  Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of upfront fees and milestone payments.  This 25% increase in total research revenue is primarily attributable to revenue recognized from our DuPont and Abbott Laboratories collaborations, including a $1 million milestone recognized and received from Abbott Laboratories for the discovery of a gene involved in depression.  Research revenue from our research collaboration agreements is generally recognized as related costs are incurred.  Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine revenues for the three months ended December 31, 2002 were $8.2 million, an increase of 28% or $1.8 million over the same three months in 2001.  Predictive medicine revenue is comprised of sales of predictive medicine products and marketing fees from our predictive medicine product marketing partners.  Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the three months ended December 31, 2002.  However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Predictive medicine cost of revenue for the three months ended December 31, 2002 was $3.0 million compared to $2.6 million for the same three months in 2001.  This increase of 17% in predictive medicine cost of revenue is primarily due to the 28% increase in predictive medicine revenue for the three months ended December 31, 2002 compared to same three months in 2001.  Gross margin percent for the three months ended December 31, 2002 was 63% compared to 60% for the same three months in 2001.  This improvement in gross margin percent resulted from gains in efficiencies in the operations of our predictive medicine business.

Research and development expenses for the three months ended December 31, 2002 were $12.2 million compared to $8.6 million for the same three months in 2001.  This increase of 42% was primarily due to increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer’s disease, other drug development programs, and increased research efforts associated with our Dupont and Abbott Laboratories collaborations.

Selling, general and administrative expenses for the three months ended December 31, 2002 were $9.3 million compared to $6.1 million for the same three months in 2001.  Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses.  This increase of 53% was primarily attributable to marketing costs related to our direct-to-consumer campaign to support our predictive medicine business.  We anticipate that increased marketing efforts will enable us to increase awareness of our predictive medicine business.  We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Cash, cash equivalents, and marketable investment securities increased $15.1 million or 11% from $134.0 million at December 31, 2001 to $149.1 million at December 31, 2002.  This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the public offering of $57.2 million (net proceeds) of our common stock in November 2002.  This increase was partially offset by capital expenditures for research equipment, leasehold improvements for our new research facilities, increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business.  As a result of declining interest rates, interest income for the three months ended December 31, 2002 was $0.7 million compared to $1.4 million for the same three months in 2001, a decrease of 49%.

Results of Operations for the Six Months Ended December 31, 2002 and 2001

Total research revenues for the six months ended December 31, 2002 were $16.5 million compared to $14.8 million for the same six months in 2001.  Related party research revenues included in total research revenues for the six months ended December 31, 2002 were $1.1 million.  Related party research revenue is comprised of certain scientific outsourcing services performed for Myriad Proteomics, Inc., which is 49% owned by us.  Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of upfront fees and milestone payments.  This increase of 12% in total research revenue is primarily attributable to revenue recognized from our DuPont and Abbott Laboratories collaborations, including a $1 million milestone recognized and received from Abbott Laboratories for the discovery of a gene involved in depression.  Research revenue from our research collaboration agreements is generally recognized as related costs are incurred.  Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine revenues for the six months ended December 31, 2002 were $16.0 million, an increase of 35% or $4.1 million over the same six months in 2001.  Predictive medicine revenue is comprised of sales of predictive medicine products and marketing fees from our predictive medicine product marketing partners.  Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the six months ended December 31, 2002.  However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Predictive medicine cost of revenue for the six months ended December 31, 2002 was $5.9 million compared to $4.8 million for the same six months in 2001.  This increase of 22% in predictive medicine cost of revenue is primarily due to the 35% increase in predictive medicine revenue for the six months ended December 31, 2002 compared to same six months in 2001.  Gross margin percent for the six months ended December 31, 2002 was 63% compared to 59% for the same six months in 2001.  This improvement in gross margin percent resulted from gains in efficiencies in the operations of our predictive medicine business.

Research and development expenses for the six months ended December 31, 2002 were $23.2 million compared to $16.9 million for the same six months in 2001.  This increase of 37% was primarily due to increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer’s disease, other drug development programs, and increased research efforts associated with our Dupont and Abbott Laboratories collaborations.

Selling, general and administrative expenses for the six months ended December 31, 2002 were $17.1 million compared to $11.7 million for the same six months in 2001.  Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses.  This increase of 45% was primarily attributable to marketing costs related to our direct-to-consumer campaign to support our predictive medicine business.  We anticipate that this larger sales force and increased marketing efforts will enable us to increase awareness of our predictive medicine business.  We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Cash, cash equivalents, and marketable investment securities increased $15.1 million or 11% from $134.0 million at December 31, 2001 to $149.1 million at December 31, 2002.  This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the public offering of $57.2 million (net proceeds) of our common stock in November 2002.  This increase was partially offset by capital expenditures for research equipment, leasehold improvements for our new research facilities, increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business.  As a result of declining interest rates, interest income for the six months ended December 31, 2002 was $1.6 million compared to $3.4 million for the same six months in 2001, a decrease of 53%.

Liquidity and Capital Resources

Net cash used in operating activities was $27.4 million during the six months ended December 31, 2002 compared to $13.4 million used in operating activities during the same period of the prior fiscal year.  Trade receivables increased $2.3 million between June 30, 2002 and December 31, 2002, primarily due to the 35% increase in predictive medicine sales during the same period.  Other receivables increased $6.4 million between June 30, 2002 and December 31, 2002, primarily due to amounts receivable from DuPont for research performed under our research collaboration agreement.  Prepaid expenses increased $2.3 million between June 30, 2002 and December 31, 2002, primarily due to the prepayment of lab supplies purchased at a discount.  Accounts payable increased by $2.1 million between June 30, 2002 and December 31, 2002, primarily as a result of the purchase of equipment and lab supplies.  Related party payables decreased $1.0 million between June 30, 2002 and December 31, 2002 due to payments made for equipment purchased from Myriad Proteomics.  Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $8.5 million between June 30, 2002 and December 31, 2002.

Our investing activities provided cash of $4.9 million in the six months ended December 31, 2002 and provided cash of $28.0 million in the six months ended December 31, 2001.  Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment.  Other assets increased $1.1 million between June 30, 2002 and December 31, 2002 due to the acquisition of intellectual property.  During the six months ended December 31, 2002, we shifted a portion of our investments from marketable investment securities to cash and cash equivalents due to changes in interest rates.

Financing activities provided $58.5 million during the six months ended December 31, 2002.  On November 26, 2002, we received $57.2 million in net proceeds from an underwritten offering of 3 million shares of our common stock pursuant to our outstanding shelf registration statement on Form S-3 (Registration No. 333-73124).  Morgan Stanley & Co. Incorporated served as the sole underwriter of the offering.  Following the offering we have approximately $193 million of various types of securities available for sale at our discretion upon filing of a prospectus supplement with the SEC.  During the six months ended December 31, 2002 additional funds were received from the exercise of stock options and warrants.

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

The securities held in our investment portfolio are subject to interest rate risk.  Changes in interest rates affect the fair market value of the marketable investment securities.  After a review of our marketable securities as of December 31, 2002, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on February 1, 2003, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)         Changes in Internal Controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  This Quarterly Report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be made directly in this Quarterly Report, and they may also be made a part of this Quarterly Report by reference to other documents filed with the Securities and Exchange Commission, which is known as “incorporation by reference.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing systems; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2002, which has been filed with the Securities and Exchange Commission.

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

Item 2.  Changes in Securities and Use of Proceeds.

(c)                                  Sales of Unregistered Securities

During the three months ended December 31, 2002 the Company issued a total of 70,600 shares of Common Stock, $0.01 par value per share, to a director of the Company and a consultant pursuant to the exercise of stock options at a weighted average price of $1.75 per share.  During the three months ended December 31, 2002 the Company also issued a total of 35,500 shares of Common Stock, $0.01 par value per share, pursuant to the exercise of warrants at a weighted average price of $7.73 per share.

No person acted as an underwriter with respect to the transactions set for above.  These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Regulation S thereunder, or Rule 701, as no public offerings were involved.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On November 13, 2002, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”).  A quorum of 19,852,315 shares of Common Stock of the Company (of a total 23,841,692 outstanding shares, or 83.27%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1.                                       To elect two members to the Board of Directors to serve until the 2005 Annual Meeting and until their successors are duly elected and qualified.  Nominees for Directors were Walter Gilbert, Ph.D. and Arthur H. Hayes, Jr., M.D.

2.                                       To consider and act upon a proposal to ratify the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending June 30, 2003.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:

	FOR	WITHHELD
Walter Gilbert, Ph.D.	19,104,098	748,217
Arthur H. Hayes, Jr., M.D.	19,123,224	729,091

Immediately following the Annual Meeting, Hugh A. D’Andrade and Dale A. Stringfellow, Ph.D. continued to serve as Directors for terms expiring at the 2003 Annual Meeting, and Peter D. Meldrum, Mark H. Skolnick, Ph.D., and Linda S. Wilson, Ph.D. continued to serve as Directors for terms expiring at the 2004 Annual Meeting, and until their successors are duly elected and qualified.

Proposal 2:

For	19,625,379
Against	209,283
Abstain	17,653
Broker Non-vote	—

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K, on November 26, 2002, to disclose under Item 5 of Form 8-K that it had publicly disseminated a press release announcing that the Company would receive $57.3 million from an underwritten offering of 3 million shares of its common stock pursuant to its outstanding shelf registration on Form S-3 (Registration No. 333-73124).  Morgan Stanley & Co. Incorporated served as the sole underwriter of the offering.  The Form 8-K also included the underwriting agreement and opinion of legal counsel used in connection with the offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 12, 2003	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer

Date: February 12, 2003	By:	/s/ Jay M. Moyes
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	By:	/s/ Peter D. Meldrum
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	By:	/s/ Jay M. Moyes
Jay M. Moyes
Vice President of Finance
Principal financial and chief accounting officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Myriad Genetics, Inc. a Delaware corporation (the “Company”), does hereby certify, to such officer’s knowledge, that:

The Quarterly Report on Form 10-Q for the six months ended December 31, 2002 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2003
/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer

Dated: February 12 , 2003
/s/ Jay M. Moyes
Jay M. Moyes
Vice President of Finance and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as a separate disclosure document.