Form 10-Q
period 2003-03-31
MYRIAD GENETICS INC
filed 2003-05-06
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒  (Not an accelerated filer due to fiscal year end June 30, 2003)

As of May 1, 2003 the registrant had 27,019,508 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	(Unaudited) Mar. 31, 2003	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$80,421	$61,067
Marketable investment securities	12,833	12,008
Prepaid expenses	5,904	4,827
Trade accounts receivable, less allowance for doubtful accounts of $795 at Mar. 31, 2003 and $505 at June 30, 2002	11,706	7,233
Other receivables	10,246	220
Related party receivables	119	—
Total current assets	121,229	85,355
Equipment and leasehold improvements:
Equipment	30,397	26,409
Leasehold improvements	7,469	5,384
	37,866	31,793
Less accumulated depreciation and amortization	19,580	16,360
Net equipment and leasehold improvements	18,286	15,433
Long-term marketable investment securities	37,301	51,168
Other assets	6,101	5,434
	$182,917	$157,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,653	$9,462
Related party payable	—	1,038
Accrued liabilities	4,342	3,591
Deferred revenue	3,924	14,430
Total current liabilities	12,919	28,521

Stockholders’ equity:
Preferred stock, $0.01 par value. 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 27,015 at Mar. 31, 2003 and 23,817 at June 30, 2002	270	238
Additional paid-in capital	260,591	202,149
Accumulated other comprehensive income	707	308
Accumulated deficit	(91,570)	(73,826)
Total stockholders’ equity	169,998	128,869
	$182,917	$157,390

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Mar. 31, 2003	Mar. 31, 2002	Mar. 31, 2003	Mar. 31, 2002

Revenues:
Predictive medicine revenue	$9,314	$7,255	$25,329	$19,141

Research revenue	6,432	5,803	21,852	20,583
Related party research revenue	342	—	1,436	—
Total research revenue	6,774	5,803	23,288	20,583
Total revenues	16,088	13,058	48,617	39,724

Costs and expenses:
Predictive medicine cost of revenue	3,361	2,848	9,277	7,685
Research and development expense	11,053	8,740	34,217	25,614
Selling, general and administrative expense	7,785	5,912	24,795	17,617
Total costs and expenses	22,199	17,500	68,289	50,916

Operating loss	(6,111)	(4,442)	(19,672)	(11,192)
Other income (expense):
Interest income	701	1,077	2,268	4,426
Other	1	(6)	35	—
Loss before taxes	(5,409)	(3,371)	(17,369)	(6,766)

Income taxes	125	125	375	375

Net loss	$(5,534)	$(3,496)	$(17,744)	$(7,141)

Basic and diluted loss per share	$(0.20)	$(0.15)	$(0.70)	$(0.30)
Basic and diluted weighted average shares outstanding	27,012	23,763	25,294	23,617

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
(dollars in thousands)	Mar. 31, 2003	Mar. 31, 2002

Cash flows from operating activities:
Net loss	$(17,744)	$(7,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,969	3,275
Gain on disposition of assets	(35)	—
Bad debt expense	290	200
Changes in operating assets:
Trade receivables	(4,763)	(3,718)
Other receivables	(10,026)	106
Related party receivables	(119)	1,291
Prepaid expenses	(1,077)	(32)
Other assets	—	(958)
Accounts payable	(4,809)	(4,350)
Accrued liabilities	751	(3)
Related party payable	(1,038)	—
Deferred revenue	(10,506)	(9,298)
Net cash used in operating activities	(45,107)	(20,628)

Cash flows from investing activities:
Capital expenditures	(6,387)	(2,617)
Proceeds from sale of investments in other companies	—	630
Increase in other assets	(1,100)	—
Purchases of marketable investment securities	(23,123)	(43,981)
Proceeds from sales and maturities of marketable investment securities	36,597	86,386
Net cash provided by investing activities	5,987	40,418

Cash flows from financing activities:
Net proceeds from issuance of common stock	58,474	2,841
Net cash provided by financing activities	58,474	2,841

Net increase in cash and cash equivalents	19,354	22,631
Cash and cash equivalents at beginning of period	61,067	35,937
Cash and cash equivalents at end of period	$80,421	$58,568

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements.  The financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.  Operating results for the three and nine month periods ended March 31, 2003 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

(2)           Comprehensive Loss (Unaudited)

The components of the Company's comprehensive loss are as follows (in thousands):

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
	2003	2002	2003	2002

Net loss	$(5,534)	$(3,496)	$(17,744)	$(7,141)
Unrealized gain (loss) on available-for-sale securities	76	(506)	399	(524)

Comprehensive loss	$(5,458)	$(4,002)	$(17,345)	$(7,665)

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

As of March 31, 2003 and 2002, there were antidilutive potential common shares of 4,989,937 and 4,213,852, respectively.  Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

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

(in thousands)	Research	Predictive medicine	Total
Three months ended Mar. 31, 2003:
Revenues	$6,774	$9,314	$16,088
Depreciation and amortization	878	417	1,295
Segment operating gain/(loss)	(6,547)	436	(6,111)

Three months ended Mar. 31, 2002:
Revenues	5,803	7,255	13,058
Depreciation and amortization	726	483	1,209
Segment operating gain/(loss)	(3,480)	(962)	(4,442)

Nine months ended Mar. 31, 2003:
Revenues	23,288	25,329	48,617
Depreciation and amortization	2,490	1,479	3,969
Segment operating gain/(loss)	(16,092)	(3,580)	(19,672)

Nine months ended Mar. 31, 2002:
Revenues	20,583	19,141	39,724
Depreciation and amortization	2,157	1,118	3,275
Segment operating gain/(loss)	(8,113)	(3,079)	(11,192)

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
(in thousands)	2003	2002	2003	2002
Total operating loss for reportable segments	$(6,111)	$(4,442)	$(19,672)	$(11,192)
Interest income	701	1,077	2,268	4,426
Other	1	(6)	35	—
Income taxes	(125)	(125)	(375)	(375)
Net loss	$(5,534)	$(3,496)	$(17,744)	$(7,141)

(5)                                  Related Party Transactions

On July 1, 2002 Myriad Proteomics, Inc., which is 49 percent owned by the Company, contracted with the Company for the performance of certain high throughput sequencing services.  For the three months ended March 31, 2003 the Company recorded approximately $342,000 of revenues under this agreement with Myriad Proteomics for sequencing performed, which were recorded as related party research revenue in the accompanying condensed consolidated statements of operations.

(6)                                  Stock-Based Compensation

Prior to 1992, the Company granted nonqualified stock options to directors, employees, and other key individuals providing services to the Company.  In 1992, the Company adopted the “1992 Employee, Director, and Consultant Fixed Stock Option Plan” (subsequently renamed the 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan).  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
(in thousands, except per share amounts)	2003	2002	2003	2002
Net loss, as reported	$(5,534)	$(3,496)	$(17,744)	$(7,141)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(6,363)	(4,638)	(19,156)	(15,585)
Pro forma net loss	$(11,897)	$(8,134)	$(36,900)	$(22,726)

Earnings per share:
Basic and diluted – as reported	$(0.20)	$(0.15)	$(0.70)	$(0.30)
Basic and diluted – pro forma	$(0.44)	$(0.34)	$(1.46)	$(0.96)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading biopharmaceutical company focused on the development and marketing of novel therapeutic and predictive medicine products.  We have developed a number of proprietary technologies that permit us to identify genes, their related proteins and the biological pathways they form.  We use this information to better understand the role proteins play in the onset and progression of human disease. We operate two wholly owned subsidiaries, Myriad Pharmaceuticals, Inc. and Myriad Genetic Laboratories, Inc., to commercialize our therapeutic and predictive medicine discoveries.  Myriad Pharmaceuticals, Inc. develops and intends to market novel therapeutic products. Myriad Genetic Laboratories, Inc. focuses on the development and marketing of predictive medicine products that assess an individual’s risk of developing a specific disease.

Myriad researchers have made important discoveries in the fields of cancer, viral diseases, depression, and obesity.  These discoveries point to novel disease pathways that may pave the way for the development of new drugs.  We have developed a pipeline of drug candidates that may offer therapeutic opportunities for the treatment of diseases such as cancer, HIV, heart disease, rheumatoid arthritis, and Alzheimer’s disease.  Flurizan™ (MPC-7869), our lead therapeutic product candidate for the treatment of prostate cancer, is currently in a large, multi-center human clinical trial.  We have also submitted an Investigational New Drug (IND) application for the evaluation of MPC-7869 for the treatment of Alzheimer’s disease.  Under this IND, the Phase 1 study will evaluate the effects of MPC-7869 on healthy older volunteers and is currently in progress at sites at the Mayo Clinic and the University of California, San Diego.  We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer and infectious diseases.

We also have developed and commercialized a number of innovative predictive medicine products; including BRACAnalysis®, which is used to assess a woman’s risk of developing breast and ovarian cancer, and COLARIS® and COLARIS AP™, which are used to determine a person’s risk of developing colon cancer.  In the United States we market these products using our own internal sales force and have entered into an agreement with Laboratory Corporation of America Holdings to be our exclusive sales and distribution partner to market our products to primary care and other internal medicine physicians.  We have also entered into marketing collaborations with other organizations in Australia, Austria, Brazil, Canada, Germany, Japan, New Zealand, and Switzerland.  Revenues from these proprietary products were $9.3 million for the three months ended March 31, 2003, an increase of 28% or $2.1 million over the same three months of 2002.

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

We have devoted substantially all of our resources to maintaining our research and development programs, undertaking drug discovery and development, and operating our predictive medicine business. Our revenues have consisted primarily of sales of predictive medicine products, research payments, upfront fees, and milestone payments.  We have yet to attain profitability and, for the three and nine months ended March 31, 2003, we had net losses of $5.5 million and $17.7 million, respectively.  As of March 31, 2003 we had an accumulated deficit of $91.6 million.

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

Investments in Privately-Held Companies.  We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed.  The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments.  Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee’s underlying research and development efforts, the likelihood that the investee’s current research projects will result in a marketable product, and the investee’s expected future cash flows.  Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at March 31, 2003.

Investment In Myriad Proteomics.  In April 2001, we announced the formation of a new alliance with Hitachi, Ltd., Friedli Corporate Finance A.G., and Oracle Corporation.  The newly formed entity, Myriad Proteomics, Inc., intends to develop and market its proprietary proteomic information and targets to pharmaceutical and biotechnology companies for therapeutic and diagnostic product development.  We have entered into an agreement with Myriad Proteomics to perform certain high throughput sequencing services.

Recent Accounting Pronouncements

During January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks or is entitled to receive a majority of the entity’s residual returns, or both.  As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51 may now require consolidation with the parent company.  This interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  We are currently evaluating the provisions of this interpretation.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Predictive medicine revenues for the three months ended March 31, 2003 were $9.3 million compared to $7.3 million for the same three months in 2002, an increase of 28%.  Predictive medicine revenue is comprised of sales of predictive medicine products and marketing fees from our predictive medicine product marketing partners.  Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the three months ended March 31, 2003.  However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Total research revenues for the three months ended March 31, 2003 were $6.8 million compared to $5.8 million for the same three months in 2002.  Related party research revenues included in total research revenues for the three months ended March 31, 2003 were $0.3 million.  Related party research revenue is comprised of certain scientific outsourcing services performed for Myriad Proteomics, Inc., which is 49% owned by us.  Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of upfront fees and milestone payments.  This 17% increase in total research revenue is primarily attributable to revenue recognized from our DuPont and Abbott Laboratories collaborations.  Research revenue from our research collaboration agreements is generally recognized as related costs are incurred.  Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine cost of revenue for the three months ended March 31, 2003 was $3.4 million compared to $2.8 million for the same three months in 2002.  This increase of 18% in predictive medicine cost of revenue is primarily due to the 28% increase in predictive medicine revenue for the three months ended March 31, 2003 compared to same three months in 2002.  Gross margin percent for the three months ended March 31, 2003 was 64% compared to 61% for the same three months in 2002.  This improvement in gross margin percent resulted from technology improvements and gains in efficiencies in the operations of our predictive medicine business.

Research and development expenses for the three months ended March 31, 2003 were $11.1 million compared to $8.7 million for the same three months in 2002.  This increase of 26% was primarily due to increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer’s disease, other drug development programs, and increased research efforts associated with our Dupont and Abbott Laboratories collaborations.

Selling, general and administrative expenses for the three months ended March 31, 2003 were $7.8 million compared to $5.9 million for the same three months in 2002.  Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses.  This increase of 32% was attributable to marketing costs related to our direct-to-consumer campaign and general increases in personnel and costs related to the support of our predictive medicine business and drug development efforts.  We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Cash, cash equivalents, and marketable investment securities increased $4.9 million or 4% from $125.7 million at March 31, 2002 to $130.6 million at March 31, 2003.  This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the public offering of $57.2 million (net proceeds) of our common stock in November 2002.  This increase was partially offset by capital expenditures for research equipment, leasehold improvements for our new research facilities, increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business.  As a result of declining interest rates, interest income for the three months ended March 31, 2003 was $0.7 million compared to $1.1 million for the same three months in 2002, a decrease of 35%.

Results of Operations for the Nine Months Ended March 31, 2003 and 2002

Predictive medicine revenues for the nine months ended March 31, 2003 were $25.3 million compared to $19.1 million for the same nine months in 2002, an increase of 32%.  Predictive medicine revenue is comprised of sales of predictive medicine products and marketing fees from our predictive medicine product marketing partners.  Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the nine months ended March 31, 2003.  However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Total research revenues for the nine months ended March 31, 2003 were $23.3 million compared to $20.6 million for the same nine months in 2002.  Related party research revenues included in total research revenues for the nine months ended March 31, 2003 were $1.4 million.  Related party research revenue is comprised of certain scientific outsourcing services performed for Myriad Proteomics, Inc., which is 49% owned by us.  Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of upfront fees and milestone payments.  This increase of 13% in total research revenue is primarily attributable to revenue recognized from our DuPont and Abbott Laboratories collaborations, including a $1 million milestone recognized and received from Abbott Laboratories for the discovery of a gene involved in depression.  Research revenue from our research collaboration agreements is generally recognized as related costs are incurred.  Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine cost of revenue for the nine months ended March 31, 2003 was $9.3 million compared to $7.7 million for the same nine months in 2002.  This increase of 21% in predictive medicine cost of revenue is primarily due to the 32% increase in predictive medicine revenue for the nine months ended March 31, 2003 compared to same nine months in 2002.  Gross margin percent for the nine months ended March 31, 2003 was 63% compared to 60% for the same nine months in 2002.  This improvement in gross margin percent resulted from technology improvements and gains in efficiencies in the operations of our predictive medicine business.

Research and development expenses for the nine months ended March 31, 2003 were $34.2 million compared to $25.6 million for the same nine months in 2002.  This increase of 34% was primarily due to increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer’s disease, other drug development programs, and increased research efforts associated with our Dupont and Abbott Laboratories collaborations.

Selling, general and administrative expenses for the nine months ended March 31, 2003 were $24.8 million compared to $17.6 million for the same nine months in 2002.  Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses.  This increase of 41% was attributable to marketing costs related to our direct-to-consumer campaign and general increases in personnel and costs related to the support of our predictive medicine business and drug development efforts.  We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Cash, cash equivalents, and marketable investment securities increased $4.9 million or 4% from $125.7 million at March 31, 2002 to $130.6 million at March 31, 2003.  This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the public offering of $57.2 million (net proceeds) of our common stock in November 2002.  This increase was partially offset by capital expenditures for research equipment, leasehold improvements for our new research facilities, increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business.  As a result of declining interest rates, interest income for the nine months ended March 31, 2003 was $2.3 million compared to $4.4 million for the same nine months in 2002, a decrease of 49%.

Liquidity and Capital Resources

Net cash used in operating activities was $45.1 million during the nine months ended March 31, 2003 compared to $20.6 million used in operating activities during the same period of the prior fiscal year.  Trade receivables increased $4.8 million between June 30, 2002 and March 31, 2003, primarily due to the 32% increase in predictive medicine sales during the same period.  Other receivables increased $10.0 million between June 30, 2002 and March 31, 2003, primarily due to amounts receivable from DuPont for research performed under our research collaboration agreement.  Prepaid expenses increased $1.1 million between June 30, 2002 and March 31, 2003, primarily due to the prepayment of lab supplies purchased at a discount.  Accounts payable decreased by $4.8 million between June 30, 2002 and March 31, 2003, primarily as a result of payments for purchases of equipment and lab supplies.  Related party payables decreased $1.0 million between June 30, 2002 and March 31, 2003 due to payments made for equipment purchased from Myriad Proteomics.  Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $10.5 million between June 30, 2002 and March 31, 2003.

Our investing activities provided cash of $6.0 million in the nine months ended March 31, 2003 and provided cash of $40.4 million in the nine months ended March 31, 2002.  Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment.  Other assets increased $1.1 million between June 30, 2002 and March 31, 2003 due to the acquisition of intellectual property.  During the nine months ended March 31, 2003, we shifted a portion of our investments from marketable investment securities to cash and cash equivalents due to changes in interest rates.

Financing activities provided $58.5 million during the nine months ended March 31, 2003.  On November 26, 2002, we received $57.2 million in net proceeds from an underwritten offering of 3 million shares of our common stock pursuant to our outstanding shelf registration statement on Form S-3 (Registration No. 333-73124).  Morgan Stanley & Co. Incorporated served as the sole underwriter of the offering.  Following the offering we have approximately $193 million of various types of securities available for sale at our discretion upon filing of a prospectus supplement with the SEC.  During the nine months ended March 31, 2003 additional funds were received from the exercise of stock options and warrants.

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

The securities held in our investment portfolio are subject to interest rate risk.  Changes in interest rates affect the fair market value of the marketable investment securities.  After a review of our marketable securities as of March 31, 2003, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

Item 4.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 1, 2003, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

99.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.2  Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.3  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date:	May 5, 2003	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer

Date:	May 5, 2003	By:	/s/ Jay M. Moyes
Jay M. Moyes
Vice President of Finance
Principal financial and chief accounting officer