Form 10-K
period 2003-06-30
MYRIAD GENETICS INC
filed 2003-09-22
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Common Stock, $.01 Par Value Per Share

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act    Yes  ☒    No  ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $380,358,441.

As of September 1, 2003 the registrant had 27,089,114 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 2003.

PART I

Item 1.    BUSINESS

Overview

We are a leading biopharmaceutical company focused on the development of novel therapeutic products and the development and marketing of predictive medicine products. We employ a number of proprietary technologies that permit us to identify genes, their related proteins and the biological pathways they form. We use this information to better understand the role proteins play in the onset and progression of human disease.

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

Myriad researchers have made important discoveries in the fields of cancer, Alzheimer’s disease, viral diseases such as HIV, depression, and obesity. These discoveries point to novel disease pathways that may pave the way for the development of new drugs. Flurizan™ (MPC-7869), our lead therapeutic candidate for the treatment of prostate cancer, is currently in a large, multi-center human clinical trial. We are also conducting a Phase I human clinical trial for the evaluation of MPC-7869 for the treatment of Alzheimer’s disease. The Phase I study will evaluate the safety of MPC-7869 in healthy older volunteers and is being conducted at the Mayo Clinic and the University of California, San Diego. We recently initiated a Phase II human clinical study in Europe and Canada to assess the efficacy of MPC-7869 in patients with mild to moderate Alzheimer’s disease. We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer, viral disease, and Alzheimer’s disease.

We also have developed and commercialized a number of innovative predictive medicine products; including BRACAnalysis®, which assesses a woman’s risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP™, which determine a person’s risk of developing colon cancer, and MELARIS®, which assesses a person’s risk of developing malignant melanoma, a deadly form of skin cancer. In the United States we market these products using our own 100 person internal sales force. We have complemented our internal sales and marketing efforts through a marketing collaboration with Laboratory Corporation of America Holdings to sell our products to primary care physicians. Revenues from these proprietary products were $34.7 million for the year ended June 30, 2003.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products, research payments, upfront fees, and milestone payments. We have yet to attain profitability and, for the year ended June 30, 2003, we had a net loss of $24.8 million. As of June 30, 2003 we had an accumulated deficit of $98.7 million.

We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuing conduct of human clinical trials, the launch of new predictive medicine products, the continuation of our internal research and development programs, and expansion of our facilities. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and predictive medicine businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

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

Biological Pathway and Protein Function.    Proteins control virtually all cellular processes, including important disease processes. The determination of a protein’s function and clarifying the role of a protein in the biological pathway of a disease, leads to the identification of key regulators in that pathway.

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

Assay Development and High-Throughput Screening.    A specific assay must be developed for each validated drug target to identify compounds that inhibit or activate the target. To identify potential drugs, a target is tested through high-throughput screening against a chemically diverse library, comprised of hundreds of thousands of different small molecule compounds. The screening process frequently produces several compounds that interact with the identified drug target.

Drug Development.    Compounds that may be suitable for development into potential drugs undergo selection and optimization. Once selected, the compound is optimized by synthesizing and testing a series of closely related compounds. Based on expected activity, safety and bioavailability, the most promising leads are selected. If the disease results from the loss of function of a specific protein, protein replacement therapy may represent an attractive alternative. Following optimization, lead compounds enter into pre-clinical testing to establish their efficacy and safety in animals. If pre-clinical tests are successful, candidate drugs enter clinical trials to determine their efficacy and safety in humans.

We believe that the future of medicine lies in the creation of new classes of drugs that are safer and more effective; drugs that not only treat disease but that also prevent disease from occurring. We also believe that the emerging field of predictive medicine will revolutionize the practice of medicine by identifying an individual’s risk of developing diseases later in life.

Our business strategy is to understand the relationship between proteins and diseases in order to develop the next generation of therapeutic and predictive medicine products. Through our proprietary technologies, we are uniquely positioned to identify these proteins and the biological pathways they form, and develop novel therapeutic and predictive medicine products. Our business strategy includes the following key elements:

•

Use our technologies to discover important disease genes and proteins, understand their functions and identify lead compounds.    We plan to expand our proprietary technologies to uncover additional disease pathways, discover functions for many of the proteins in these pathways and identify high quality drug targets. We will employ our high-throughput screening technology to rapidly identify novel small molecule drug candidates. Based on the specific characteristics of our drug targets, we will augment our small molecule drug development capability with protein replacement therapy and antibody therapy programs.

•	Develop and commercialize therapeutic products. We intend to take novel compounds, particularly in the areas of cancer, Alzheimer’s disease, and infectious diseases such as AIDS through the clinical development process ourselves. We are focusing on these diseases due to the large unmet need for more effective and less toxic drugs. We believe that some of our candidate drugs may experience a shorter and less expensive clinical trial process resulting from the potential for fast track status that the U.S. Food and Drug Administration, or FDA, has typically afforded novel drugs in these areas. Additionally, we will be able to leverage the expertise of our existing oncology sales force in the marketing of novel cancer therapies and intend to expand our existing sales force to address the AIDS and Alzheimer’s disease markets as well.

•	Grow and expand our predictive medicine business. We plan continue to increase the domestic and foreign market penetration of our existing predictive medicine products and create additional products to capitalize on the emerging areas of predictive medicine.

•	Capitalize on our strategic alliances with major pharmaceutical companies. We expect to maintain our strategic alliances focused on the discovery of novel drug targets outside of our primary area of interest. This will shift much of the financial risk associated with drug development to our partners, while permitting us to benefit from our partners’ drug development expertise and marketing strength.

Drug Discovery

We have developed and integrated a powerful set of technologies that enable us to discover genes of commercial importance, elucidate the function of their proteins, and understand their role in disease pathways. Our technology platform provides the knowledge to develop therapeutic and predictive medicine products, based on a vastly improved understanding of the genetic basis of disease.

Using our high-throughput proteomic technologies, we screen target proteins with our proprietary libraries constructed from a variety of different tissues and organs, such as heart, brain, kidney, liver, breast and prostate. We have constructed over 33 proprietary libraries each containing approximately 10 million protein fragments. We apply our proprietary automation and robotic capabilities to the protein search process to allow high-throughput processing of protein interactions. Each drug target and its interacting partners form a network, which reads like a map, positioning the target in the disease pathway and tracing the target’s role in that pathway.

We employ RNA interference, dominant negative, and over-expression technologies to validate our drug targets and provide valuable information concerning their function. We are able to gain an important insight into understanding a protein’s method of action and function by observing the effects of over expressing or under expressing the protein.

Once a drug target has been validated and appears promising for therapeutic intervention, we develop drug-screening assays. We have the capability of making cell-based assays, enzyme assays, and assays that identify if we are disrupting a protein interaction. These proprietary drug-screening technologies allow us to quickly and cost-effectively build high-throughput drug screens using a yeast-based and mammalian-cell system.

When a small molecular weight compound inhibits or activates the protein, a change in the characteristics of the assay is identified. The drug discovery screens are designed to be run in parallel, such that each screen controls for false positives in other screens. The result is greater efficiency and a higher screening throughput. Our proprietary compound library contains approximately 300,000 small molecular weight compounds, including patented peptide mimetic compounds.

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

Our proprietary bioinformatics systems provide significant analytical and data management capabilities. Our systems are based on integrated, protocol-driven database management software, which is used to track experiments and collect relevant data. In addition, we have developed a proprietary laboratory information management system. This system has the advantages of simplicity of design, ease of maintenance, and speed of development. We use our information management software for our high-throughput systems for protein analysis, genotyping, genomic sequencing, mutation screening and compound screening.

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

Drug Development

The pharmaceutical industry has been successful in developing medicines to treat the symptoms of disease. However, as the current generation of compounds nears the end of its patent protection, the industry has begun to seek new approaches to disease treatment. We believe that the future of medicine will be in the creation of new drugs that either prevent disease from initially developing or prevent disease from progressing by treating the cause of disease. We are using our broad, proprietary technologies to develop lead compounds and take these drug candidates through human clinical trials. For those therapeutic products in the area of cancer, we would also be able to leverage the marketing efforts of our existing oncology sales force.

As we identify compound hits from our proprietary compound library that are active against the drug screening assays, we access the viability of the hit or lead in terms of its safety, efficacy, and bioavailability. Hits that appear promising move into lead optimization. Our staff of medicinal and analytical chemists develop analogs based on the original lead structure. Our chemists use molecular modeling and other techniques to increase the efficacy, improve the safety, and increase the oral bioavailability of the lead compounds.

To date, we have discovered over 1,000 drug targets and have identified numerous candidate drug compounds from our drug discovery screens, including drug candidates for cancer, Alzheimer’s disease, HCV, and HIV, which satisfy the initial criteria of showing selectivity for one molecular target without obvious toxicity. Furthermore, the compounds have been shown to display a good dose response curve, showing increased activity at higher concentrations and decreased activity at lower concentrations.

Once a candidate drug has been selected, we access its efficacy in vivo and perform the necessary toxicology and pharmacokinetic analysis. Our regulatory and clinical staff are experienced in preparing Investigational New Drug (IND) applications, performing human clinical trials, and submitting New Drug Applications (NDA). We also have strong in-house capability in the areas of toxicology, formulation, and ADME (absorption, distribution, metabolism, and excretion) studies.

We have 16 drug candidates currently under development in pre-clinical studies. Following is a description of some of our most advanced drug development programs:

Flurizan™: Candidate Drug for Prostate Cancer.    Flurizan (R-flurbiprofen) is a novel drug for the treatment of prostate cancer and is our most advanced therapeutic program. In animal models of cancer, Flurizan demonstrated marked anti-tumor and anti-metastatic activity, significantly reducing the incidence of primary and secondary prostate tumors. In humans, the drug was well tolerated in normal healthy subjects and prostate cancer patients, has completed a phase II human clinical trial, and is currently in a phase II/III clinical study at 65 centers in the U.S. The study will assess the ability of Flurizan to delay the onset of metastatic cancer in 400 patients with prostate cancer. The drug has good oral bioavailability and would be given in pill form once or twice a day. Approximately 221,000 men in the U.S. will be diagnosed with prostate cancer this year. It is the second most prevalent cancer among men and also the second leading cause of death from cancer in men. Despite current first-line therapies after diagnosis, cancer cells may remain and can go undetected for years until they develop into metastatic disease. During this stage there is no treatment for these patients who undergo “watchful waiting” by their physician for early signs of cancer recurrence. Upon recurrence patients undergo hormone therapy. The risk of prostate cancer recurrence is high, suggesting a need for new treatment approaches. Our prostate cancer drug candidate, Flurizan™, is designed to address this need and fill this treatment gap. The current clinical study will assess whether the compound is capable of extending the time to metastatic disease and will determine if Flurizan™ holds promise as an effective, safe drug for the treatment of prostate cancer. Three U.S. patents have issued on Flurizan™.

MPC-7869: Candidate Drug for Alzheimer’s Disease.    Last year we submitted an IND application to the FDA for the evaluation of MPC-7869 (R-flurbiprofen) in the treatment and prevention of Alzheimer’s disease. Our Phase I human clinical trial will establish the safety profile and dosing regimens of MPC-7869 in healthy elderly volunteers. We recently received approval in both the United Kingdom and Canada for a phase II human clinical trial. The study will assess the ability of MPC-7869 to reduce the rate of cognitive decline in approximately 200 patients with mild to moderate Alzheimer’s disease. Alzheimer’s disease is a degenerative neurological condition affecting up to 50% of all people aged 85 or older, with an estimated 4 million cases in the United States alone. Current approved treatments, such as acetylcholinesterase inhibitors, temporarily mitigate symptoms without meaningfully impacting progression of the underlying disease. Alzheimer’s disease is marked by progressive cognitive decline and by the accumulation of amyloid plaques and neurofibrillary tangles in the brain. The major structural component of these plaques is amyloid beta protein, specifically Amyloid beta-42 (Ab42). Many researchers now believe that Ab42 plays an important role in the onset and progression of Alzheimer’s disease. Preclinical studies performed with NIH funding, at Mayo Clinic Jacksonville and UCSD have demonstrated that R-flurbiprofen substantially lowers the levels of Ab42 in both human cell lines and in animal models of Alzheimer’s disease. We believe MPC-7869 holds promise as an effective, safe drug for the treatment and prevention of Alzheimer’s disease.

MPI-49839: Candidate Drug for AIDS.    Our novel drug candidate, MPI-49839, represents a new approach to the treatment of AIDS. The concept behind the drug may enable the creation of an entirely new class of antiviral therapeutics. The drug is distinct from the protease inhibitors, reverse-transcriptase inhibitors, and fusion inhibitors which are the current generation of AIDS drugs, or integrase inhibitors, which are a new class of anti-HIV drugs being studied. Our anti-HIV drug is especially exciting in that it has the potential to improve on these current treatments for AIDS through the inhibition of the viral budding mechanism. Our discovery of this viral budding pathway was published in the scientific journal Cell on October 5, 2001. With the evolution of multi-drug resistant strains of the virus comes an increased need for therapies that act through different mechanisms. Although current drugs have been quite successful in improving survival for AIDS patients, the drugs do not eliminate the virus, thus drug therapy becomes a life-long commitment. Researchers at the University of California recently estimated that an alarming 42% of HIV-infected individuals will be resistant to the current generation of drugs by 2005. The ability to establish long-term suppression of viral activity requires new drugs that are more impervious to viral resistance. Novel approaches such as ours may well provide that extended therapeutic benefit to patients. MPI-49839 is a small molecule candidate drug with good oral bioavailability and is in late stage pre-clinical studies. If successful, we plan to enter human clinical trials in AIDS patients.

MPI-42511: Candidate Drug for Colon Cancer.    MPI-42511 is a novel small-molecule drug candidate that inhibits a key regulator of a cancer pathway that is involved in 95% of all cases of colon cancer. Our scientists employed a rapid, high-throughput two-tier screening procedure to discover this potential colon cancer drug. Initially, we screened our library of small molecules for their ability to inhibit the activity of the drug target. We isolated several candidates, which were subsequently screened for the ability to specifically kill human colon cancer cells without harming normal cells. These compounds provide the potential to prevent unchecked cell growth during the progression of colon cancer. The lead drug is now in pre-clinical evaluation.

MPI-176716: Candidate Drug for Cancer.    MPI-176716 is a novel small-molecule drug that inhibits an important step in the pathway controlling apoptosis or programmed cell death. As a result, most dividing cancer cell types tested to date are sensitive to this drug. We expect this drug candidate to address solid tumors as well as leukemias and lymphomas. These cancers accounted for approximately 1.3 million cases in 2001, according to the American Cancer Society. We believe that drugs that have the potential to treat a common underlying mechanism of cancer have broad application to the treatment of disease and therefore, a very large market potential worldwide. MPI-176716 is a small molecule candidate drug in a sterile IV formulation. This cancer drug is in preclinical testing and if successful we plan to enter human clinical trials in cancer patients.

Predictive Medicine Products

Predictive medicine analyzes genes and their mutations to predict an individual’s risk for developing disease and/or their responses to specific treatments. Armed with this risk assessment information, individuals can increase surveillance and take action to prevent or delay the onset of disease. Furthermore, as drugs are developed and approved for use, knowledge about side effects and efficacy in specific individuals emerges. Using this pharmacogenomic knowledge, personal genetic profiles can be developed to predict responses of individuals to drugs. Because predictive medicine specifically guides the healthcare management of individuals, this allows healthcare resources to be focused on individuals who have the greatest need and greatest response to therapy, and may reduce waste in the healthcare system.

We are committed to the development and marketing of novel products for the emerging market opportunities of predictive medicine. We provide educational and support services to physicians and healthcare professionals as part of our predictive medicine business. The predictive medicine products we have developed and currently market are not currently subject to FDA approval, but are subject to oversight and certification under the Clinical Laboratory Improvement Amendments, or CLIA. We have obtained all certifications required by CLIA.

Our strategy is to first introduce predictive medicine products in the United States, and then to make them available worldwide through strategic marketing partnerships abroad. We currently market four predictive medicine products, BRACAnalysis®, COLARIS® and COLARIS AP™, and MELARIS®, in the United States through our own 100 person oncology sales force. Through our partnership with Laboratory Corporation of America Holdings (LabCorp) we also make our predictive medicine products broadly available to primary care physicians throughout the United States.

We believe that the potential international market for our predictive medicine products is significant. We have introduced our products in foreign markets primarily through strategic marketing partners. We have completed marketing agreements with MDS Laboratory Services in Canada, Falco Biosystems, Ltd. in Japan, Bioscientia, Ltd. in Germany, Austria and Switzerland, and Laboratorio Fleury in Brazil. We have also completed a licensing agreement with Genetic Technologies, Inc. for Australia and New Zealand.

BRACAnalysis®: Predictive Medicine Product for Breast and Ovarian Cancer.    It is estimated that each year, approximately 237,000 women in the United States are diagnosed with breast or ovarian cancer. Each year in the United States, an estimated 54,000 women will die from these cancers. The BRCA1 and BRCA2 genes appear to be responsible for approximately 84% of the early onset hereditary breast cancer and approximately 90% of hereditary ovarian cancer. A study published in the American Journal of Human Genetics indicates that a woman with a deleterious BRCA1 mutation has an 86% risk of developing breast cancer by age 80 as compared to a general population risk of approximately 10%. Additionally, according to a study published in Lancet, the risk to a woman with a BRCA1 mutation of developing ovarian cancer by age 70 is approximately 44%, compared to a general population risk of approximately 1%. BRACAnalysis® is a comprehensive analysis of the BRCA1 and BRCA2 genes for determining a woman’s risk for breast and ovarian cancer. BRACAnalysis® provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, preventative medication, and treatment decisions. The price for the test is $2,760 and is covered by most health maintenance organizations and health insurance providers in the United States. We own or are the exclusive licensee to 50 United States and foreign patents covering BRACAnalysis®.

COLARIS®: Predictive Medicine Product for Colon Cancer and Uterine Cancer.    Colorectal cancer is the second leading cause of cancer deaths in the United States, with approximately 148,000 new cases expected to be diagnosed this year. Familial forms of colorectal cancer were estimated in 1997 to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. Individuals who carry a deleterious mutation in one of the two colon cancer genes have a greater than 80% lifetime risk of developing colon cancer and women have a 60% life time chance of developing uterine cancer. Highly effective preventive measures include colonoscopy and the removal of precancerous polyps. To illustrate the value of predictive medicine, it has been shown that individuals who carry gene mutations can lower their risk of developing cancer by more than 50% with appropriate preventive and surveillance measures. COLARIS® is a comprehensive analysis of the MLH1 and MSH2 genes for determining a person’s risk of developing colon cancer or uterine cancer. The price for the test is $1,950 and is covered by most health maintenance organizations and health insurance providers in the United States.

COLARIS AP™: Predictive Medicine Product for Colon Cancer.    COLARIS AP™ detects mutations in the APC gene, which cause a colon polyp-forming syndrome known as familial adenomatous polyposis (FAP), and a more common variation of the syndrome known as attenuated FAP (aFAP). Individuals who carry a deleterious mutation in the APC gene have a greater than 80% lifetime risk of developing colon cancer. Highly effective preventive measures include colonoscopy, the removal of pre-cancerous polyps and surgery. The price for the test is $1,685 and is covered by many health maintenance organizations and health insurance providers in the United States.

MELARIS®: Predictive Medicine Product for Melanoma.    MELARIS®, our fourth predictive medicine product, detects genetic susceptibility to malignant melanoma, a deadly form of skin cancer. Melanoma is the second fastest growing cancer in the United States, affecting approximately 54,000 Americans this year. We discovered that mutations in the p16 gene are involved in cancer and can be inherited to predispose individuals to melanoma, as reported in the September 1994 issue of the journal Nature Genetics. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. MELARIS®, which assesses a person’s risk of developing melanoma, provides important information that we believe will be useful in the surveillance and prevention of melanoma. Melanoma can be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which pre-cancerous lesions are removed before cancer can develop. The price for the test is $745 and is covered by some health maintenance organizations and health insurance providers in the United States. We own or are the exclusive licensee to 12 United States and foreign patents covering MELARIS®.

Strategic Alliances

In order to limit the financial risks associated with the development of therapeutic products, including costs associated with related clinical trials of such drugs, in some circumstances our strategy is to enter into alliances with corporate partners who assume such risks and other financial costs. In addition to our current strategic alliances, we are actively pursuing other partners in areas that we believe may enhance our ability to develop and exploit our technology. We have formed strategic alliances with 12 major pharmaceutical or multinational companies including Abbott Laboratories, Bayer Corporation, E.I. du Pont de Nemours and Company (DuPont), Eli Lilly and Company, Hitachi Ltd., Hoffmann-LaRoche Inc., Novartis Corporation, Oracle Corporation, Pharmacia Corporation, Schering AG, Schering-Plough Corporation, and Syngenta.

In certain alliances we are dependent on our strategic partners to commercialize the therapeutic products identified under the research collaborations. If our partner commercializes the product, we will receive milestone payments and a royalty on sales of the product or share in the profits derived from sales of the drug. If any of our strategic partners cease efforts to commercialize any therapeutic products identified during our collaboration, the rights to commercialize those products will revert back to us.

Patents and Proprietary Rights

We intend to seek patent protection in the United States and major foreign jurisdictions for genes, proteins, protein interactions, antibodies, drug targets, drug compounds, transgenic animals, technology related methods and processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We also intend to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used in discovering and characterizing new genes and proteins and which may be used in the development of novel therapeutic and predictive medicine products. To protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection. In addition, any such patents may not issue, and the breadth or the degree of protection of any claims of such patents may not afford us with significant protection.

We own or have licensed rights to issued patents and numerous patent applications in the United States and foreign countries. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed.

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

Others may obtain patents having claims which cover aspects of our products or processes which are necessary for or useful to the development, use or manufacture of our services or products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of potential therapeutic products and predictive medicine products could be limited or prohibited.

In addition, we are a party to various license agreements which give us the rights to use certain technology in our research, development and testing processes. We may not be able to continue to license this technology on commercially reasonable terms, if at all. Our failure to maintain rights to this technology could have a material adverse effect on our business.

Competition

Competition is intense in our existing and potential markets. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical companies, diagnostic companies, and biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We expect competition to intensify in the fields in which we are involved as technical advances occur in these fields and become more widely known.

We expect to encounter significant competition with respect to any drugs that may be developed using our technologies. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of therapeutic products prior to us may achieve a significant competitive advantage. We may not be able to develop such products successfully and we may not obtain patents covering such products that provide protection against competitors. Moreover, competitors may succeed in developing therapeutic products that circumvent our products, and our competitors may succeed in developing technologies or products that are more effective than those developed by us or that would render our technologies or products less competitive or obsolete.

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

Governmental Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and services and in our ongoing research and development activities. The therapeutic products and predictive medicine products developed by us will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining regulatory approval could have a material adverse effect on our business.

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

The steps required before a therapeutic product may be marketed in the United States include:

•	pre-clinical laboratory, in vivo, chemical process development, and formulation studies;

•	the submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use;

•	the submission of a New Drug Application, or NDA, to the FDA; and

•	FDA approval of the NDA, including approval of all product labeling and advertising.

The testing and approval process requires substantial time, effort, and financial resources and we cannot be certain that any approvals for any of our products will be granted on a timely basis, if at all.

Human clinical trials are typically conducted in three sequential phases which may overlap:

•	PHASE I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, metabolism, and excretion.

•	PHASE II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	PHASE III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

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

The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as part of a NDA. The FDA may deny a NDA if the applicable regulatory criteria are not satisfied or may require additional data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval or limit product use if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or indication. The FDA may grant “fast track” approval for therapies intended to treat severe or life-threatening diseases such as cancer or AIDS. This policy is intended to facilitate the study of life-saving therapies and shorten the total time for marketing approvals; however, there can be no assurance that these fast track procedures will shorten the time of approval for any of our product candidates. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our or our partners’ activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA to assess compliance with current Good Manufacturing Practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with current Good Manufacturing Practices regulations and other FDA regulatory requirements.

Predictive Medicine.    We are subject to governmental regulation at the federal, state, and local levels as a clinical laboratory. We have received CLIA certification from the Department of Health and Human Services. On the state level, New York has implemented regulations concerning molecular diagnostic testing and we have received approval from the State of New York for breast and ovarian cancer susceptibility, colon and uterine cancer susceptibility, and malignant melanoma susceptibility. We are aware of several other states that require licensing or registration of general clinical laboratory activities. We believe that we have taken all steps required of us in such jurisdictions in order for us to conduct business in those jurisdictions. However, we may not be able to maintain state level regulatory compliance in all states where we may do business. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business.

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

In 1996, Congress passed the Health Insurance Portability and Accountability Act (“HIPAA”). Through this Act, the Department of Health and Human Services (“HHS”) is responsible for establishing regulations that are designed to improve the efficiency and effectiveness of the health care system by facilitating the transfer of health information along with protecting the confidentiality and security of health information. Specifically, Title II of HIPAA, the Administrative Simplification Act, contains four provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the health care system and the standardization of data content, codes and formats used in health care transactions. We are currently subject to the HIPAA regulations and maintain an active program designed to address regulatory compliance issues. Penalties for non-compliance with HIPAA include both civil and criminal penalties. Violations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

The privacy regulations protect medical records and other personal health information by limiting its use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The deadline for compliance with the privacy regulations was April 14, 2003. In addition to the Federal privacy regulations, there are a number of state laws regarding the confidentiality of health information that are applicable to clinical laboratories. The penalties for violation of state privacy laws may vary widely and new privacy laws in this area are pending. We believe that we have taken all necessary steps required of us to comply with health information privacy and confidentiality statutes and regulations in all jurisdictions, both state and Federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or Federal laws regarding privacy, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

On August 17, 2000, HHS published the final version of the transactions and code sets regulations. These regulations adopt standards for eight electronic transactions and for code sets to be used in those transactions. They also contain requirements concerning the use of these standards by health plans, health care clearinghouses, and certain health care providers. The transactions and code sets regulations were designed to improve the overall effectiveness and efficiency of the health care industry by simplifying administration of the system and enabling the efficient electronic transmission of certain health information. The initial compliance date for these regulations was October 16, 2002, but, under the Administrative Simplification Compliance Act, certain covered entities were permitted to file an extension plan with HHS before October 6, 2002 that extended the compliance date to October 16, 2003. We have filed an extension plan and expect to meet the compliance deadline. We have also been informed by our contracted health care clearinghouse, an entity that submits claims to certain payers on our behalf, that they will meet the October 16, 2003 compliance deadline. However, if the health care clearinghouse is unable to meet the compliance date, it is possible that cash flow could be disrupted as a result of payers failing to accept claims. In addition, failure to maintain compliance with the transaction and code sets regulations could result in civil and/or criminal penalties and could have a material adverse effect on our business.

The final security regulations were published on February 20, 2003 and require a compliance date of April 21, 2005. The security regulations adopt standards for the security of electronic protected health information to be implemented by health plans, health care clearinghouses, and certain health care providers. The security standards were designed by HHS to improve the effectiveness and efficiency of the health care industry in general by establishing a level of protection for certain electronic health information. Our HIPAA security compliance plan has two phases. The first phase involves assessment of our systems, applications and processes for compliance to the security regulations. In the second phase, we will develop a plan to implement remedial measures that must be taken in order to achieve compliance. We are currently assessing our systems, applications and processes for compliance to the security regulations and plan to remediate any affected systems, applications and processes for compliance to the security regulation prior to the April 21, 2005 deadline. We believe the measures required to achieve compliance to the security regulations should not impose significant costs on the company and will be implemented prior to the compliance deadline.

Available Information

We are a Delaware corporation with our principal executive offices located at 320 Wakara Way, Salt Lake City, Utah 84108. Our telephone number is 801.584.3600 and our web site address is www.myriad.com. We make available free of charge through the Investor Relations section of our web site our Corporate Code of Conduct and Ethics, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

Human Resources

As of September 1, 2003, we had 517 full-time equivalent employees, including 65 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Risk Factors

We are a company in the early stages of development and commercialization and may never achieve the goals of our business plan.

Although we have developed and marketed several predictive medicine products to date, we believe our future success is dependent upon our ability to successfully develop and commercialize our potential therapeutic products and additional predictive medicine products. Our therapeutic products are still in the early stages of development. Flurizan™, our lead therapeutic compound, is in a large, multi-center human clinical trial. We also recently entered into a Phase II human clinical trial for the evaluation of R-flurbiprofen (MPC-7869) for the treatment of Alzheimer’s disease. Other potential therapeutic products are in various stages of pre-clinical development. Any therapeutic products under development by us will take several more years to develop and undergo extensive pre-clinical and clinical testing. Additionally, therapeutic products are subject to substantial regulatory review. We may be unable to discover or develop any therapeutic or additional predictive medicine products through the utilization of our technologies. Even if we develop products for commercial use, we may not be able to develop products that:

•	meet applicable regulatory standards, in a timely manner or at all;

•	successfully compete with other technologies and products;

•	avoid infringing the proprietary rights of others;

•	are manufacturable in sufficient quantities or at reasonable cost; or

•	are successfully marketed.

We have a history of operating losses and expect to continue to incur losses in the future.

We have a limited operating history and have experienced operating losses since our inception. We expect these losses to continue for the next several years and we may never be profitable or achieve significant revenues. For example, we experienced net losses of $24.8 million during the fiscal year ended June 30, 2003, $14.0 million during the fiscal year ended June 30, 2002 and $7.2 million during the year ended June 30, 2001. We had an accumulated deficit of $98.7 million as of June 30, 2003. In order to develop and commercialize our products, we expect to incur significant increases in our expenses over the next several years. As a result, we expect to incur operating losses at least for the foreseeable future. Our ability to achieve significant revenues or profitability will depend upon numerous factors, including our ability to:

•	identify drug targets and lead compounds that may lead to future therapeutic products;

•	develop candidate drugs and receive required regulatory approvals;

•	launch new therapeutic products;

•	develop a sales force and marketing team to market our therapeutic products; and

•	create and introduce additional marketable predictive medicine products.

Failure to Obtain or Maintain Regulatory Approvals for Our Potential Therapeutic Products Would Harm Our Business.

Our potential therapeutic products are subject to stringent regulation with respect to product safety and efficacy by various foreign, federal, state and local authorities. Of particular significance are the FDA’s requirements covering R&D, preclinical and clinical testing, manufacturing, quality control, labeling and promotion of drugs for human use. A therapeutic product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a New Drug Application (or NDA), are substantial and can require a number of years. In addition, if any of our potential therapeutic products receive regulatory approval, they would remain subject to ongoing FDA regulation, including, for example, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and a product recall.

We cannot be sure that we can obtain necessary regulatory approvals on a timely basis, if at all, for any of the therapeutic products we are developing or that if approved, we can maintain necessary regulatory approvals for such products, and all of the following could have a material adverse effect on our business:

•	significant delays in obtaining or failing to obtain required approvals;

•	loss of, or changes to, previously obtained approvals; or

•	failure to comply with existing or future regulatory requirements, including Good Manufacturing Practices regulations.

Moreover, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may affect our ability to obtain or maintain approval of our potential therapeutic products.

We have only limited experience in regulatory affairs, and some of our products may be based on new technologies, which may affect our ability to obtain or delay necessary regulatory approvals.

We have only limited experience in filing the applications necessary to gain regulatory approvals. Moreover, certain of our potential therapeutic products are based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches.

The development and marketing of our potential therapeutic products will be very expensive.

The development of our potential therapeutic products will require significant research and development expenditures. In addition, preclinical and clinical testing and the regulatory approval process will require the expenditure of significant funds. Before receiving all required FDA approvals to market any therapeutic product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that would be treated. The clinical testing, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities, which can take many years and require the expenditure of substantial financial and other resources. Even after spending significant funds, we may not be able to develop or successfully commercialize any potential therapeutic products as the therapeutic products that we may develop will be subject to the risks of failure inherent in the development of therapeutic products based on new technologies. These risks include the possibilities that:

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

In addition, as we develop therapeutic products internally, we will have to make significant investments in therapeutic product development, marketing, sales and regulatory compliance resources. We will also have to establish facilities for or contract for the manufacture of products, including supplies of drugs used in clinical trials, under the current Good Manufacturing Practices of the FDA, which can be time consuming and costly.

We Face Uncertain Results of Clinical Trials for Our Potential Therapeutic Products.

Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential therapeutic products. The completion rate of clinical trials depends significantly upon the rate of patient enrollment. Our inability to enroll patients on a timely basis could result in increased expenses and product development delays, which could harm our business. We can make no assurances that patients enrolled in our clinical trials will respond to our product candidates, that any product candidate will be safe and effective or that data derived from the trials will be suitable for submission to the FDA or satisfactorily support a NDA. Factors that affect patient enrollment include:

•	size of patient population for the targeted disease;

•	eligibility criteria;

•	proximity of eligible patients to clinical sites;

•	clinical trial protocols; and

•	the existence of competing protocols and existing approved drugs.

Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful. Success in preclinical development and early clinical trials does not ensure that large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical and biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause that trial to be redone or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated.

Furthermore, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and may be difficult to predict. Failure to comply with extensive FDA regulations may result in delay, suspension or cancellation of a trial or the FDA’s refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. Consequently, we cannot ensure that clinical testing will be completed timely or successfully, if at all, for any of our potential therapeutic products.

We have limited experience in conducting preclinical studies and clinical trials, which may delay or prevent us from commercializing our therapeutic products.

We currently have limited experience in conducting preclinical and clinical trial activities. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements or the clinical trials are not well designed. In order to successfully develop and commercialize our therapeutic products, we will be required to further develop our internal capability to conduct preclinical studies and clinical trials. For some of our drug candidates, we will rely on our strategic partners, and in some instances, we may rely on third-party clinical research organizations, to design and conduct preclinical and clinical activities. Our reliance on strategic partners and third parties for preclinical and clinical development activities will reduce our control over these activities. In addition, if necessary, our inability to contract for any necessary clinical activities on acceptable terms would impair or delay our ability to complete our drug development programs, which could adversely affect our business.

Our current predictive medicine products and other predictive medicine or therapeutic products that we may develop may never achieve significant commercial market acceptance.

We may not succeed in achieving significant commercial market acceptance of any of our products. While we have marketed several of our predictive medicine products for several years and have gained some acceptance with oncologists, we need to convince the larger group of obstetricians/gynecologists and primary care physicians of the benefits of our predictive medicine products in order to increase our sales of those products. Our ability to successfully commercialize our current predictive medicine products, as well as any other predictive medicine or therapeutic products that we may develop, will depend on several factors, including:

•	Our ability to convince the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and predictive medicine products.

•	The agreement by third-party payors to provide full or even partial reimbursement coverage for our products, the scope and extent of which will affect patients willingness or ability to pay for our products and will likely heavily influence physicians’ decisions to recommend our products.

•	The willingness of physicians and patients to utilize predictive medicine products which are difficult to perform and interpret. This difficulty is caused by a combination of factors, including the large number, sometimes many hundreds, of different mutations in the genes which our tests analyze, the need to characterize each specific mutation, and the ability of our products to predict only as to a statistical probability, not certainty, that a tested individual will develop the disease for which the test has been completed.

These factors present obstacles to significant commercial acceptance of our products, which we will have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so will harm our business.

If we are unable to comply with applicable governmental regulations, we may not be able to continue our predictive medicine operations.

The establishment and operation of our predictive medicine laboratory and the production and marketing of services and products developed through our technologies, as well as our ongoing research and development activities, are subject to regulation by numerous federal, state and local governmental authorities in the United States. We have been accredited under the Clinical Laboratory Evaluation Program by the Department of Health of the State of New York. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business. We have received federal accreditation from the Department of Health and Human Services under the Clinical Laboratory Improvement Amendments, or CLIA, to operate our predictive medicine laboratory. However, our accreditation may subsequently be revoked, suspended or limited, or our accreditation may not be renewed on an annual basis as required. Furthermore, while the FDA has elected not to substantially regulate the activities or tests performed by laboratories like our clinical laboratory, the FDA has stated that it has the right to do so, and the FDA may seek to regulate or require clearance or approval of our products in the future. If the FDA should require that these products receive FDA approval prior to their use in our laboratory, this approval may not be received on a timely basis, if at all.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our products.

The biotechnology research field is intense and highly competitive. This research is characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical companies, diagnostic companies, biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important genes and determine their function before we do. We could be adversely affected if we do not discover genes, proteins or protein pathways and characterize their function, develop therapeutic and predictive medicine products based on these discoveries, obtain regulatory and other approvals and launch these products and their related services before our competitors. We also expect to encounter significant competition with respect to any therapeutic or predictive medicine products that we may develop or commercialize. Those companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of therapeutic products before we do may achieve a significant competitive advantage in marketing and commercializing their products. We may not be able to develop therapeutic or predictive medicine products successfully and may not obtain patents covering these products that provide protection against our competitors. Moreover, our competitors may succeed in developing therapeutic or predictive medicine products that circumvent our technologies or products. Furthermore, our competitors may succeed in developing technologies or products that are more effective than those developed by us or that would render our technologies or products less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known.

If we are unable to maintain relationships with current collaborative partners or enter into new collaborative arrangements, then our business could be harmed.

We currently depend and will depend in the future on third parties for support in product development, manufacturing, marketing and distribution. Part of our current business strategy is to form collaborative arrangements with strategic partners to develop and commercialize therapeutic products in the therapeutic areas outside of our primary focus areas of cancer, infectious disease, and Alzheimer’s disease. We may not be able to maintain our current collaborative arrangements or negotiate additional acceptable collaborative arrangements in the future.

The research phase of our collaborations typically expires after a fixed term and if the research phase expires without being renewed, we receive no more research funding under such arrangement. Any current or future collaborative arrangement may not be successful. Failure of any collaborative arrangement, or termination by any of our collaborative partners of their respective agreements, could have a material adverse effect on our business. Further, additional milestone payments and future potential royalty payments from our collaborators are dependent upon their continuing to develop products based on the potential therapeutic targets we delivered to them. These partners may decide not to develop any products based on these targets. Even if these partners commence such development, they could decide to terminate it at any time.

In addition, our collaborative partners may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means of developing diagnostic products or treatments for the diseases targeted by our collaborative programs. Our interests may not continue to coincide with those of our collaborative partners, and some of our collaborative partners may develop, independently or with third parties, therapeutic or diagnostic products that could compete with those developed in collaboration with our partners or independently. Additionally, disputes over rights or technology or other proprietary interests may arise. Such disputes or disagreements between us and our collaborative partners could lead to delays in collaborative research projects, or could result in litigation or arbitration, any of which could have a material adverse effect on our business. In addition, there have been a significant number of recent consolidations among pharmaceutical companies. These consolidations among the companies with which we are collaborating could result in the diminution or termination of, or delays in, the development or commercialization of the products or research programs under one or more of our collaborative agreements.

If our current collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins and drug targets, and commercialize therapeutic and predictive medicine products could be adversely affected.

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

Our research collaborators and scientific advisors may have relationships with other commercial entities, some of which could compete with us. Our research collaborators and scientific advisors sign agreements which provide for the confidentiality of our proprietary information and the results of studies conducted at our request. We may not, however, be able to maintain the confidentiality of our technology and other confidential information in connection with every collaboration. The dissemination of our confidential information could have a material adverse effect on our business.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which funding may not be available.

We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least the next two years. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective therapeutic and predictive medicine products. Our ongoing drug discovery programs and our efforts to develop therapeutic and predictive medicine products will require substantial cash resources. If, for example, we discover a new drug target with promising therapeutic properties, we would require funding in addition to our current operating plan to move the candidate drug into pre-clinical studies and human clinical trials. Additionally, if a new disease gene is discovered through these efforts, we would require funds in addition to our current operating plan to demonstrate clinical utility and develop and launch a new predictive medicine product. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all.

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

Our success will depend, in part, on our ability to obtain patent protection, both in the United States and in other countries, for drug targets we discover, for therapeutic compounds we develop, for predisposing genes we identify and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date there has not emerged from the United States Patent and Trademark Office, or PTO, the United States courts, or from patent offices or courts in foreign countries, a consistent policy regarding the breadth of claims allowed in biotechnology patents. Our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technology or products. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented.

If a third party files a patent application with claims to a drug target, gene or protein we have discovered, the PTO may declare an interference between competing patent applications. If an interference is declared, we may not prevail in the interference. If the other party prevails in the interference, we may be precluded from commercializing services or products based on the drug target, gene or protein, or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

We also rely upon unpatented proprietary technologies. Although we require employees, consultants and collaborators to sign confidentiality agreements, we may not be able to adequately protect our rights in such unpatented proprietary technologies, which could have a material adverse effect on our business. For example, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our proprietary technologies or disclose our technologies to our competitors.

If we were sued for patent infringement by third parties, we might incur significant costs and delays in product introduction.

Our products may also conflict with patents that have been or may be granted to others. Our industry includes many organizations seeking to rapidly identify drug targets, small molecule compounds, proteins, and genes through the use of genomic, proteomic and other technologies. To the extent any patents are issued to those organizations on drug targets, proteins, genes or uses for such genes and proteins, the risk increases that the sale of our predictive medicine products currently being marketed or under development, and any sales of therapeutic drugs developed by us, may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering genes or drug targets that are similar or identical to our products. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing, manufacturing or marketing our products. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources.

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

We have no experience manufacturing therapeutic products and we currently intend to rely on third-party manufacturers to manufacture such products for us.

We have no manufacturing experience and no commercial scale manufacturing capabilities for therapeutic products. We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborators, for the commercial production of approved therapeutic products. There are a limited number of manufacturers that operate under the FDA’s Good Manufacturing Practices regulations. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, our clinical trials may be delayed or we may not be able to complete development of our therapeutic products or market them.

Reliance on third party manufacturers also entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us. Although we have no current intention to do so, if in the future we elected to manufacture certain of our therapeutic products in our own manufacturing facilities, we would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

We have limited sales, marketing and distribution capabilities, and with respect to our potential therapeutic products, we may be dependent on third parties to successfully perform these functions on our behalf, or we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

We have limited sales, marketing and distribution experience and capabilities. These capabilities consist primarily of our sales force that markets our cancer-related predictive medicine products to oncologists in the United States. We believe that if we develop therapeutic products in the area of cancer, given the concentrated nature of the oncology market, we would be able to leverage the efforts of our existing oncology sales force to market these products. However, depending on the nature of the therapeutic products and services for which we obtain marketing approval, we may need to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties. For example, some types of pharmaceutical products require a large sales force and extensive marketing capabilities for effective commercialization. For therapeutic products for diseases with small medical specialty groups, such as AIDS or Alzheimer’s disease, we may elect to develop our own sales and marketing force. If in the future we elect to perform sales, marketing and distribution functions for such types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

We depend on a limited number of third parties for some of our supplies of equipment and reagents. If these supplies become unavailable, then we may not be able to successfully perform our research or operate our business at all or on a timely basis.

We currently rely on a small number of suppliers to provide our gene sequencing machines and reagents required in connection with our research. We believe that currently there are limited alternative suppliers of gene sequencing machines and reagents. The gene sequencing machines or the reagents may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional gene sequencing machines or an adequate supply of reagents or other ingredients at commercially reasonable rates, our ability to continue to identify genes and perform molecular diagnostic testing would be adversely affected.

If we were successfully sued for product liability, we could face substantial liabilities that exceed our resources.

Our business exposes us to potential liability risks inherent in the testing, marketing and processing of predictive medicine products, including possible misdiagnoses. In addition, clinical trials or marketing of any potential therapeutic products may expose us to liability claims from the use of these therapeutic products. Although we are insured against such risks in amounts that we believe to be commercially reasonable, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

Our business involves environmental risks that may result in liability for us.

In connection with our research and development activities, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens, chemicals and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of controlled materials comply with the standards prescribed by state and federal regulations, accidental contamination or injury from these materials may occur. In the event of such an occurrence, we could be held liable for any damages that result and any such liability could exceed our resources.

Our stock price is highly volatile and our stock may lose all or a significant part of its value.

The market prices for securities of biotechnology and genomic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	quarterly fluctuations in operating results;

•	announcements by us, our collaborative partners or our present or potential competitors;

•	technological innovations or new commercial products or services;

•	research or product development results;

•	regulatory approval developments;

•	developments or disputes concerning patent or proprietary rights;

•	public concern regarding the safety, efficacy or other implications of our products or services; or

•	general market conditions out of our control.

Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and our stockholders’ rights plan, or poison pill, could make a third-party acquisition of us difficult.

Because we are a Delaware corporation, the anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. We are subject to the provisions of Section 203 of the General Corporation Law of Delaware,

which prohibits us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. In addition, our restated certificate of incorporation and restated bylaws also contain certain provisions that may make a third-party acquisition of us difficult, including:

•	a classified board of directors, with three classes of directors each serving a staggered three-year term;

•	the ability of the board of directors to issue preferred stock;

•	a 70% super-majority shareholder vote to amend our bylaws and certain provisions of our certificate of incorporation; and

•	the inability of our stockholders to call a special meeting or act by written consent.

We also have implemented a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. These provisions, as well as Section 203, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market price, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended June 30, 2003.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock began trading on the Nasdaq National Market on October 6, 1995 under the symbol “MYGN”. The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market, during the periods indicated:

	High	Low
Fiscal 2003:
Fourth Quarter	$18.40	$10.01
Third Quarter	$16.32	$8.43
Second Quarter	$21.64	$13.37
First Quarter	$26.20	$12.44
Fiscal 2002:
Fourth Quarter	$35.00	$16.30
Third Quarter	$53.20	$30.11
Second Quarter	$63.64	$28.70
First Quarter	$62.50	$24.75

As of September 1, 2003, there were approximately 180 stockholders of record of our Common Stock and, according to our estimates, approximately 11,900 beneficial owners of the Common Stock. We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Sale of Unregistered Securities

None.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our consolidated financial data as of and for each of the five years ended June 30, 2003. The selected consolidated financial data as of and for each of the five years ended June 30, 2003 have been derived from our consolidated financial statements. Consolidated balance sheets as June 30, 2003 and 2002, as well as consolidated statements of operations for the years ended June 30, 2003, 2002, and 2001 and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years Ended June 30,
In thousands, except per share amounts	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Predictive medicine revenue	$34,683	$26,821	$17,091	$8,793	$5,220
Research revenue	27,822	27,015	28,071	25,220	20,093
Related party research revenue	1,816	—	—	—	—

Total research revenue	29,638	27,015	28,071	25,220	20,093

Total revenues	64,321	53,836	45,162	34,013	25,313
Costs and expenses:
Predictive medicine cost of revenue	12,553	10,717	7,403	3,986	3,066
Research and development expense	47,589	36,295	33,818	28,099	23,452
Selling, general and administrative expense	31,525	25,484	17,078	13,475	11,106

Total costs and expenses	91,667	72,496	58,299	45,560	37,624

Operating loss	(27,346)	(18,660)	(13,137)	(11,547)	(12,311)
Other income (expense):
Interest income	2,900	5,385	6,851	3,208	2,349
Interest expense	—	—	—	—	(6)
Other	38	(214)	(305)	(383)	(27)

Loss before income taxes	(24,408)	(13,489)	(6,591)	(8,722)	(9,995)

Income taxes	417	500	583	—	—

Net loss	$(24,825)	$(13,989)	$(7,174)	$(8,722)	$(9,995)

Basic and diluted net loss per share	$(0.96)	$(0.59)	$(0.31)	$(0.43)	$(0.53)

Basic and diluted weighted average shares outstanding	25,730	23,660	22,815	20,220	18,782

	As of June 30,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$126,292	$124,243	$145,955	$88,656	$38,926
Working capital	83,486	56,834	104,615	57,263	8,348
Total assets	182,823	157,390	172,145	106,375	53,551
Stockholders’ equity	163,486	128,869	139,562	77,707	48,216

Quarterly Financial Data (Unaudited)

	Quarters Ended,
In thousands, except per share amounts	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Consolidated Statement of Operations Data:
Predictive medicine revenue	$9,354	$9,314	$8,151	$7,864
Research revenue	5,971	6,432	8,406	7,015
Related party research revenue	380	342	462	632

Total research revenue	6,351	6,774	8,868	7,647

Total revenues	15,705	16,088	17,019	15,511
Costs and expenses:
Predictive medicine cost of revenue	3,277	3,361	2,995	2,921
Research and development expense	13,372	11,053	12,218	10,946
Selling, general and administrative expense	6,729	7,785	9,295	7,716

Total costs and expenses	23,378	22,199	24,508	21,583

Operating loss	(7,673)	(6,111)	(7,489)	(6,072)
Other income (expense):
Interest income	631	701	725	842
Other	3	1	(5)	39

Loss before income taxes	(7,039)	(5,409)	(6,769)	(5,191)

Income taxes	42	125	125	125

Net loss	$(7,081)	$(5,534)	$(6,894)	$(5,316)

Basic and diluted net loss per share	$(0.26)	$(0.20)	$(0.27)	$(0.22)

Basic and diluted weighted average shares outstanding	27,041	27,012	25,081	23,827

	Quarters Ended,
In thousands, except per share amounts	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
Consolidated Statement of Operations Data:
Predictive medicine revenue	$7,680	$7,255	$6,368	$5,517
Research revenue	6,432	5,803	7,107	7,673
Related party research revenue	—	—	—	—

Total research revenue	6,432	5,803	7,107	7,673

Total revenues	14,112	13,058	13,475	13,190
Costs and expenses:
Predictive medicine cost of revenue	3,031	2,848	2,565	2,272
Research and development expense	10,681	8,740	8,612	8,261
Selling, general and administrative expense	7,868	5,912	6,081	5,624

Total costs and expenses	21,580	17,500	17,258	16,157

Operating loss	(7,468)	(4,442)	(3,783)	(2,967)
Other income (expense):
Interest income	959	1,077	1,419	1,931
Other	(214)	(6)	29	(24)

Loss before income taxes	(6,723)	(3,371)	(2,335)	(1,060)

Income taxes	125	125	125	125

Net loss	$(6,848)	$(3,496)	$(2,460)	$(1,185)

Basic and diluted net loss per share	$(0.29)	$(0.15)	$(0.10)	$(0.05)

Basic and diluted weighted average shares outstanding	23,791	23,763	23,608	23,483

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading biopharmaceutical company focused on the development of novel therapeutic products and the development and marketing of predictive medicine products. We employ a number of proprietary technologies that permit us to identify genes, their related proteins and the biological pathways they form. We use this information to better understand the role proteins play in the onset and progression of human disease.

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

Myriad researchers have made important discoveries in the fields of cancer, Alzheimer’s disease, viral diseases such as HIV, depression, and obesity. These discoveries point to novel disease pathways that may pave the way for the development of new drugs. Flurizan™ (MPC-7869), our lead therapeutic candidate for the treatment of prostate cancer, is currently in a large, multi-center human clinical trial. We are also conducting a Phase I human clinical trial for the evaluation of MPC-7869 for the treatment of Alzheimer’s disease. The Phase I study will evaluate the safety of MPC-7869 in healthy older volunteers and is being conducted at the Mayo Clinic and the University of California, San Diego. We recently initiated a Phase II human clinical study in Europe and Canada to assess the efficacy of MPC-7869 in patients with mild to moderate Alzheimer’s disease. We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer, viral disease, and Alzheimer’s disease.

We also have developed and commercialized a number of innovative predictive medicine products; including BRACAnalysis®, which assesses a woman’s risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP™, which determine a person’s risk of developing colon cancer, and MELARIS®, which assesses a person’s risk of developing malignant melanoma, a deadly form of skin cancer. In the United States we market these products using our own 100 person internal sales force. We have complemented our internal sales and marketing efforts through a marketing collaboration with Laboratory Corporation of America Holdings to sell our products to primary care physicians. Revenues from these proprietary products were $34.7 million for the year ended June 30, 2003.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products, research payments, upfront fees, and milestone payments. We have yet to attain profitability and, for the year ended June 30, 2003, we had a net loss of $24.8 million. As of June 30, 2003 we had an accumulated deficit of $98.7 million.

We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuing conduct of human clinical trials, the launch of new predictive medicine products, the continuation of our internal research and development programs, and expansion of our facilities. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and predictive medicine businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts; and

•	investments in privately-held companies.

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

Allowance for Doubtful Accounts.    The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Trade accounts receivable are comprised of amounts due from sales of our predictive medicine products. We analyze trade accounts receivable and consider historic experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment term changes when evaluating the adequacy of the allowance for doubtful accounts. Changes in these factors could result in material adjustments to the expense recognized for bad debt.

Investments in Privately-Held Companies.    We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee’s underlying research and development efforts, the likelihood that the investee’s current research projects will result in a marketable product, and the investee’s expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at June 30, 2003.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees. The provisions of FIN 45 are effective for financial statements issued after December 15, 2002. The adoption of FIN 45 did not have a material impact on our business, results of operations, financial position, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks or is entitled to receive a majority of the entity’s residual returns, or both. As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51 may now require consolidation with the parent company. This interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating this interpretation but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating this statement but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating this statement but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

RESULTS OF OPERATIONS

Years ended June 30, 2003 and 2002

Predictive medicine revenue for our fiscal year ended June 30, 2003 was $34.7 million compared to $26.8 million for the prior fiscal year, an increase of 29%. Predictive medicine revenue is comprised of sales of predictive medicine products and marketing fees from our predictive medicine product marketing partners. Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the year ended June 30, 2003. However, there can be no assurance that predictive medicine revenue will continue to increase at historical rates.

Total research revenue for our fiscal year ended June 30, 2003 was $29.6 million compared to $27.0 million for the prior fiscal year. Related party research revenue included in total research revenue for the fiscal year ended June 30, 2003 was $1.8 million. Related party research revenue is comprised of certain scientific outsourcing services performed for Myriad Proteomics, Inc., which is 49% owned by us. Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of upfront fees and milestone payments. This increase of 10% in total research revenue is primarily attributable to revenue recognized from our DuPont and Abbott Laboratories collaborations, including a $1 million milestone recognized and received from Abbott Laboratories for the discovery of a gene involved in depression. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine cost of revenue for our fiscal year ended June 30, 2003 was $12.6 million compared to $10.7 million for the prior fiscal year. This increase of 17% in predictive medicine cost of revenue is primarily due to the 29% increase in predictive medicine revenue for the fiscal year ended June 30, 2003 compared to prior fiscal year. Gross margin percent for the fiscal year ended June 30, 2003 was 64% compared to 60% for the prior fiscal year. This increase in gross margin percent resulted from technology improvements and gains in efficiencies in the operations of our predictive medicine business.

Research and development expenses for our fiscal year ended June 30, 2003 were $47.6 million compared to $36.3 million for the prior fiscal year. This increase of 31% was primarily due to increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer’s disease, other drug development programs, and increased research efforts associated with our Dupont and Abbott Laboratories collaborations.

Selling, general and administrative expenses for our fiscal year ended June 30, 2003 were $31.5 million compared to $25.5 million for the prior fiscal year. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses. This increase of 24% was attributable to marketing costs related to our direct-to-consumer campaign and general increases in personnel and costs related to the support of our predictive medicine business and drug development efforts. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Cash, cash equivalents, and marketable investment securities increased $2.1 million or 2% from $124.2 million at June 30, 2002 to $126.3 million at June 30, 2003. This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the public offering of $57.1 million (net proceeds) of our common stock in November 2002. This increase was mostly offset by capital expenditures for research equipment, leasehold improvements for our new research facilities, increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of declining interest rates, interest income for our fiscal year ended June 30, 2003 was $2.9 million compared to $5.4 million for the prior fiscal year, a decrease of 46%.

Years ended June 30, 2002 and 2001

Predictive medicine revenue for our fiscal year ended June 30, 2002 was $26.8 million, an increase of 57% or $9.7 million over the prior fiscal year. Predictive medicine revenue is comprised of sales of predictive medicine products and marketing fees from our predictive medicine product marketing partners. Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the fiscal year ended June 30, 2002. However, there can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Research revenue for our fiscal year ended June 30, 2002 was $27.0 million compared to $28.1 million for the fiscal year ended June 30, 2001. Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of license fees and milestone payments. This decrease of 4% in research revenue is primarily attributable to greater emphasis on our internal research and drug development programs, performing research for Myriad Proteomics, and the successful completion of the Bayer and TMRI collaborations in December 2001. Partially offsetting the overall decrease in research revenue were revenues from our new collaborations with Abbott Laboratories and DuPont, both entered into in March 2002. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $46.5 million during the fiscal year ended June 30, 2003 compared to $16.3 million used in operating activities during the prior fiscal year. Trade receivables increased $6.1 million between June 30, 2002 and June 30, 2003, primarily due to the 29% increase in predictive medicine sales during the same period. Other receivables increased $9.0 million between June 30, 2002 and June 30, 2003, primarily due to amounts receivable from DuPont for research performed under our research collaboration agreement. Prepaid expenses increased $2.9 million between June 30, 2002 and June 30, 2003 due to advance payments to purchase lab supplies at a discount. Accounts payable increased by $2.0 million between June 30, 2002 and June 30, 2003, primarily as a result of purchases of equipment and lab supplies. Accrued liabilities increased by $1.3 million between June 30, 2002 and June 30, 2003 primarily due to payroll and royalty accruals. Related party payables decreased $1.0 million between June 30, 2002 and June 30, 2003 due to payments made for equipment purchased from Myriad Proteomics. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $11.5 million between June 30, 2002 and June 30, 2003.

Our investing activities used cash of $12.0 million during the fiscal year ended June 30, 2003 and provided cash of $38.1 million during the prior fiscal year. Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment. Other assets increased $2.9 million between June 30, 2002 and June 30, 2003 due to the acquisition of intellectual property and a library of chemical compounds. During the fiscal year ended June 30, 2003, we shifted a portion of our investments from marketable investment securities to cash and cash equivalents due to changes in interest rates.

Financing activities provided $59.0 million during the fiscal year ended June 30, 2003 and provided cash of $3.4 million in the prior fiscal year. On November 26, 2002, we received $57.1 million in net proceeds from an underwritten offering of 3 million shares of our common stock pursuant to our outstanding shelf registration statement on Form S-3 (Registration No. 333-73124). Morgan Stanley & Co. Incorporated served as the sole underwriter of the offering. Following the offering we have approximately $193 million of securities available for sale under the shelf registration statement. During the fiscal year ended June 30, 2003 additional funds were received from the exercise of stock options and warrants.

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of June 30, 2003, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission, which is known as “incorporation by reference.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies, the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing systems; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally. Please also see the discussion of risks and uncertainties under “Risk Factors” in Item 1 of this Report.

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

Item 8.    FINANCIAL STATEMENTS

MYRIAD GENETICS, INC.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)  Changes in Internal Controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Independent Auditors’ Report

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2003. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Salt Lake City, Utah

August 25, 2003

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2003 and 2002

(In thousands, except per share amounts)

	2003	2002
Assets

Current assets:
Cash and cash equivalents	$61,603	61,067
Marketable investment securities	11,172	12,008
Prepaid expenses	7,740	4,827
Trade accounts receivable, less allowance for doubtful accounts of $895 in 2003 and $505 in 2002	12,917	7,233
Other receivables	9,241	220
Related party receivables	150	—

Total current assets	102,823	85,355

Equipment and leasehold improvements:
Equipment	31,826	26,409
Leasehold improvements	7,531	5,384

	39,357	31,793
Less accumulated depreciation and amortization	20,675	16,360

Net equipment and leasehold improvements	18,682	15,433

Long-term marketable investment securities	53,517	51,168
Other assets	7,801	5,434

	$182,823	157,390

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,454	9,462
Related party payable	—	1,038
Accrued liabilities	4,925	3,591
Deferred revenue	2,958	14,430

Total current liabilities	19,337	28,521

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 60,000 shares; issued and outstanding 27,079 shares in 2003 and 23,817 shares in 2002	271	238
Additional paid-in capital	261,155	202,149
Accumulated other comprehensive income	711	308
Accumulated deficit	(98,651)	(73,826)

Total stockholders’ equity	163,486	128,869

	$182,823	157,390

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2003, 2002, and 2001

(In thousands, except per share amounts)

	2003	2002	2001
Predictive medicine revenue	$34,683	26,821	17,091
Research revenue	27,822	27,015	28,071
Related party research revenue	1,816	—	—

Total research revenue	29,638	27,015	28,071

Total revenues	64,321	53,836	45,162

Costs and expenses:
Predictive medicine cost of revenue	12,553	10,717	7,403
Research and development expense	47,589	36,295	33,818
Selling, general, and administrative expense	31,525	25,484	17,078

Total costs and expenses	91,667	72,496	58,299

Operating loss	(27,346)	(18,660)	(13,137)

Other income (expense):
Interest income	2,900	5,385	6,851
Other	38	(214)	(305)

Loss before income taxes	(24,408)	(13,489)	(6,591)
Income taxes	417	500	583

Net loss	$(24,825)	(13,989)	(7,174)

Basic and diluted loss per common share	$(0.96)	(0.59)	(0.31)
Basic and diluted weighted average shares outstanding	25,730	23,660	22,815

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years ended June 30, 2003, 2002, and 2001

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income (loss)	Stock- holders’ equity
	Shares	Amount
Balances at June 30, 2000	21,866	$219	130,235	(85)	(52,663)		77,706
Issuance of common stock for cash upon exercise of options and warrants	811	8	4,961	—	—	—	4,969
Issuance of common stock for cash, net of offering costs	765	7	63,604	—	—	—	63,611
Net loss	—	—	—	—	(7,174)	(7,174)	(7,174)
Unrealized gains (losses) on marketable investment securities:
Unrealized holding gains arising during year	—	—	—	—	—	449	—
Less classification adjustment for losses included in net loss	—	—	—	—	—	—	—

Other comprehensive income	—	—	—	449	—	449	449

Comprehensive loss	—	—	—	—	—	$(6,725)	—

Balances at June 30, 2001	23,442	234	198,800	364	(59,837)		139,561
Issuance of common stock for cash	375	4	3,349	—	—	—	3,353
Net loss	—	—	—	—	(13,989)	(13,989)	(13,989)
Unrealized gains (losses) on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(64)	—
Less classification adjustment for gains included in net loss	—	—	—	—	—	8	—

Other comprehensive loss	—	—	—	(56)	—	(56)	(56)

Comprehensive loss	—	—	—	—	—	$(14,045)	—

(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years ended June 30, 2003, 2002, and 2001

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income (loss)	Stock- holders’ equity
	Shares	Amount
Balances at June 30, 2002	23,817	$238	202,149	308	(73,826)		128,869
Issuance of common stock for cash upon exercise of options and warrants	262	3	1,895	—	—	—	1,898
Issuance of common stock for cash, net of offering costs of $159	3,000	30	57,111	—	—	—	57,141
Net loss	—	—	—	—	(24,825)	(24,825)	(24,825)
Unrealized gains (losses) on marketable investment securities:
Unrealized holding gains arising during period	—	—	—	—	—	370	—
Less classification adjustment for gains included in net loss	—	—	—	—	—	33	—

Other comprehensive income	—	—	—	403	—	403	403

Comprehensive loss	—	—	—	—	—	$(24,422)	—

Balances at June 30, 2003	27,079	$271	261,155	711	(98,651)		163,486

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(24,825)	(13,989)	(7,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,275	4,496	3,729
Loss (gain) on disposition/impairment of assets	(5)	222	305
Gain on sale of investment securities	(33)	(8)	—
Bad debt expense	390	250	110
Changes in operating assets:
Prepaid expenses	(2,913)	(608)	(1,540)
Trade receivables	(6,074)	(3,849)	(1,392)
Other receivables	(9,021)	95	84
Related party receivables	(150)	1,811	(1,812)
Other assets	—	(670)	—
Accounts payable	1,992	(196)	5,395
Accrued liabilities	1,334	509	(1,823)
Related party payable	(1,038)	1,038	—
Deferred revenue	(11,472)	(5,413)	343

Net cash used in operating activities	(46,540)	(16,312)	(3,775)

Cash flows from investing activities:
Capital expenditures	(8,036)	(6,853)	(5,255)
Investments in other companies	—	(2,482)	(2,700)
Proceeds from sale of investments in other companies	—	630	—
Increase in other assets	(2,850)	—	—
Purchases of investment securities held-to-maturity	—	(8,514)	(119,683)
Maturities of investment securities held-to-maturity	4,752	14,123	126,611
Purchases of investment securities available-for-sale	(51,784)	(81,243)	(129,652)
Maturities/sales of investment securities available-for-sale	45,955	122,428	45,595

Net cash provided by (used in) investing activities	(11,963)	38,089	(85,084)

Cash flows from financing activities:
Net proceeds from issuance of common stock	59,039	3,353	68,581

Net cash provided by financing activities	59,039	3,353	68,581

Net increase (decrease) in cash and cash equivalents	536	25,130	(20,278)
Cash and cash equivalents at beginning of year	61,067	35,937	56,215

Cash and cash equivalents at end of year	$61,603	61,067	35,937

Supplemental disclosures of noncash investing and financing activities:
Fair value adjustment on marketable investment securities charged to stockholders’ equity	$403	(56)	449

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2003, 2002, and 2001

(1)    Summary of Significant Accounting Policies

(a)	Organization and Business Description

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading biopharmaceutical company focused on the development of novel therapeutic products and the development and marketing of predictive medicine products. The Company employs a number of proprietary technologies that permit it to identify genes, their related proteins, and the biological pathways they form. The Company uses this information to understand the role they play in the onset and progression of major human disease. The Company’s operations are located in Salt Lake City, Utah.

(b)	Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc. and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad Pharmaceuticals, Inc., and Myriad Financial, Inc. All intercompany amounts have been eliminated in consolidation.

(c)	Cash Equivalents

Cash equivalents of $48.6 million and $48.1 million at June 30, 2003 and 2002, respectively, consist of short-term securities. The Company considers all highly liquid debt instruments with maturities at date of purchase of 90 days or less to be cash equivalents.

(d)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives from five to seven years. Leasehold improvements are depreciated over the associated lease terms, which range from three to ten years.

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2003, 2002, and 2001

liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g)	Revenue Recognition

The Company applies the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101) to all of its revenue transactions.

Research revenues include revenues from research and technology licensing agreements. In applying the principles of SAB 101 to research and technology license agreements the Company considers the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue in accordance with the percentage-of-completion method of accounting and following the guidance in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as well as other proportional methodologies as considered appropriate. Percent complete is estimated based on costs incurred relative to total estimated contract costs. The Company makes adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses and the Company gains experience. Our estimates of total contract costs include assumptions, such as estimated research hours to complete, material costs, and other direct and indirect costs. Actual results may vary significantly from our estimates. Payments received on uncompleted long-term research contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. Revenues related to up-front payments and technology license fees when continuing involvement or research services are required of us are recognized over the period of performance.

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

For the years ended June 30, 2003, 2002, and 2001, there were antidilutive potential common shares of 4,922,144, 4,176,135, and 4,121,061, respectively. Accordingly, these potential common shares were

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2003, 2002, and 2001

not included in the computation of diluted loss per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

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

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.

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

At June 30, 2003, the consolidated financial statements’ carrying amount of the Company’s financial instruments approximates fair value.

(l)	Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 permits entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123. As such, no stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2003, 2002, and 2001

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Years ended June 30,
(in thousands, except per share amounts)	2003	2002	2001
Net loss, as reported	$24,825	13,989	7,174

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	25,532	21,078	12,227

Pro forma net loss	$50,357	35,067	19,401

Loss per share:
Basic and diluted – as reported	$0.96	0.59	0.31

Basic and diluted – pro forma	$1.96	1.48	0.85

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option – pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001, respectively: risk-free interest rates of 3.0%, 4.3%, and 5.2%, expected dividend yields of 0% for all years; expected lives of 6.0 years, 6.0 years, and 6.3 years, and expected volatility of 72%, 82%, and 93%, respectively.

(m)	Other Assets

Other assets are comprised of purchased intellectual property, investments in privately held biotechnology and pharmaceutical companies, and a purchased library of chemical compounds. The private biotechnology and pharmaceutical company investments are both accounted for under the cost method. Management reviews the valuation of both investments for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. For the year ended June 30, 2003, the valuation of these investments were based on management’s estimates and the completion of an independent, third-party appraisal. Accordingly, the amount recognized by the Company upon the ultimate liquidation of this investment may vary significantly from the estimated fair value at June 30, 2003. The library of chemical compounds and related purchased intellectual property are being amortized ratably over the expected useful life of five years.

(n)	Trade Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are comprised of amounts due from sales of our predictive medicine products and are recorded at the invoiced amount, net of discounts and allowances. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable, which is based on historical write-off experience. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2003, 2002, and 2001

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2003 and 2002 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2003:
Available-for-sale:
Corporate bonds and notes	$43,336	596	(17)	43,915
Federal agency issues	10,699	20	(1)	10,718
Tax auction securities	2,500	—	—	2,500
Euro dollar bonds	7,443	113	—	7,556

	$63,978	729	(18)	64,689

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2002:
Held-to-maturity:
U.S. government obligations	$2,543	4	—	2,547
Corporate bonds and notes	2,209	22	—	2,231

	$4,752	26	—	4,778

Available-for-sale:
Corporate bonds and notes	$51,852	372	(79)	52,145
Euro dollar bonds	6,264	23	(8)	6,279

	$58,116	395	(87)	58,424

Maturities of debt securities classified as available-for-sale are as follows at June 30, 2003:

(In thousands)	Amortized cost	Fair value
Available-for-sale:
Due within one year	$11,053	11,172
Due after one year through three years	51,925	52,517
Due after three years through five years	1,000	1,000

	$63,978	64,689

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2003, 2002, and 2001

(3)	Leases

The Company leases office and laboratory space and equipment under two noncancelable operating leases. Future minimum lease payments under these leases as of June 30, 2003 are as follows:

(in thousands)
Fiscal year ending:
2004	$3,934
2005	3,019
2006	3,019
2007	2,313
2008	2,078
Thereafter	12,027

$26,390

Rental expense was $4.9 million in 2003, $4.6 million in 2002, and $4.4 million in 2001.

(4)	Stock-Based Compensation

Prior to 1992, the Company granted nonqualified stock options to directors, employees, and other key individuals providing services to the Company. In 1992, the Company adopted the “1992 Employee, Director, and Consultant Fixed Stock Option Plan” (subsequently renamed the 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan) and has reserved 8,000,000 shares of common stock for issuance upon the exercise of options that the Company plans to grant from time to time under this plan. The exercise price of options granted in 2003, 2002, and 2001 was equivalent to the estimated fair market value of the stock at the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over four or five years and expire ten years from date of grant. As of June 30, 2003, 726,848 shares are reserved for future grant under the 2002 plan.

A summary of activity is as follows:

	2003		2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	4,110,635	$34.94	4,055,561	$34.03	3,826,748	$16.48
Plus options granted	1,257,100	17.34	825,764	39.00	1,299,784	71.03
Less:
Options exercised	(167,903)	4.30	(344,073)	7.40	(805,528)	6.36
Options canceled or expired	(307,688)	37.81	(426,617)	56.34	(265,443)	46.17

Options outstanding at end of year	4,892,144	$31.29	4,110,635	$34.94	4,055,561	$34.03

Options exercisable at end of year	2,203,456	31.09	1,526,064	25.45	1,039,248	14.14

Weighted average fair value of options granted during the year		$11.39		$28.23		$56.35

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2003, 2002, and 2001

The following table summarizes information about fixed stock options outstanding at June 30, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2003	Weighted average exercise price
$ 3.5 – 10.74	1,413,369	6.75	$7.77	744,589	$6.30
11.97 – 25.06	1,618,798	7.33	21.40	632,198	19.53
25.36 – 70.00	1,305,615	8.09	49.38	518,805	52.93
70.13 – 93.81	554,362	7.42	77.56	307,864	77.96

	4,892,144			2,203,456

As of June 30, 2003, 30,000 warrants previously granted to placement agents were outstanding at a weighted average price of $40.00 per share.

(5)	Income Taxes

The Company recorded $417,000, $500,000, and $583,000 of foreign income tax expense in 2003, 2002, and 2001, respectively. The difference between the expected tax benefit for all periods presented and the actual tax expense is primarily attributable to the effect of net operating losses being offset by an increase in the Company’s valuation allowance, plus the effect of foreign income taxes in 2003, 2002, and 2001.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2003 and 2002 are presented below:

(In thousands)	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$67,928	54,265
Unearned revenue	1,104	5,383
Research and development credits	6,455	3,853
Accrued liabilities and other	1,589	1,104
Capital loss carryforwards	—	34

Total gross deferred tax assets	77,076	64,639
Less valuation allowance	(76,813)	(63,718)

Net deferred tax assets	263	921

Deferred tax liability:
Equipment, principally due to differences in depreciation	263	921

Total gross deferred tax liability	263	921

Net deferred tax liability	$—	—

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2003, 2002, and 2001

The net change in the total valuation allowance for the years ended June 30, 2003 and 2002 was an increase of $13.1 and $9.6 million, respectively. Approximately $36.7 million of deferred tax assets at June 30, 2003, if recognizable in future years, will be recognized as additional paid-in capital, and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

At June 30, 2003, the Company had total tax net operating losses of approximately $182.1 million and total research and development credit carryforwards of approximately $6.5 million, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2007 through 2023.

Under the rules of the Tax Reform Act of 1986, the Company has undergone changes of ownership, and consequently, the availability of the Company’s net operating loss and research and experimentation credit carryforwards in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company’s value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years.

(6)	Employee Deferred Savings Plan and Stock Purchase Plan

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. The Company’s contributions to the plan were $858,000, $704,000, and $531,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

The Company has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the board of directors and stockholders in December 1994, under which a maximum of 400,000 shares of common stock may be purchased by eligible employees. At June 30, 2003, 216,260 shares of common stock had been purchased under the Plan. Because the discount allowed to employees under the Plan approximates the Company’s cost to issue equity instruments, the Plan is not deemed to be compensatory and, therefore, is excluded from the pro forma loss shown in note 1.

(7)	Collaborative Research Agreements

In March 2002, the Company formed a drug discovery collaboration to identify novel drug targets for the diagnosis and treatment of depression. The agreement provides the collaborator with license rights and specifies an upfront payment to the Company, plus guaranteed research funding, potential milestones and royalties. Revenue related to the license agreement is being recognized ratably over the service period and revenue related to this research collaboration is being recognized as the research is performed on a percent-complete basis.

Also in March 2002, the Company formed a research collaboration whereby the Company will apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this research collaboration is being recognized on a straight-line basis, which is considered the most appropriate proportional performance method.

In May 2000, the Company entered into a license agreement and research collaboration to utilize the Company’s protein interaction technology (ProNet®). Under the agreement, the licensee will receive a license to utilize ProNet® and receive support and related upgrades from the Company on a when-and-if-available basis over the support period. The Company received $22.5 million from this collaboration, which

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2003, 2002, and 2001

was completed in April 2003. Revenue related to the license agreement was recognized ratably over the service period and revenue related to the research collaboration was recognized as the costs of the contract were incurred on a percent-complete basis.

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

Each of the above agreements may be terminated early. If any of the licensees terminate the above agreements, such termination may have a material adverse effect on the Company’s operations.

(8)	Segment and Related Information

The Company has two reportable segments: (i) research and (ii) predictive medicine. The research segment is focused on the discovery of genes and proteins related to major common diseases, the discovery of their related biological pathways, and the development of therapeutic products for the treatment and prevention of major diseases. The predictive medicine segment provides testing to determine predisposition to common diseases.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2003, 2002, and 2001

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on loss from operations before interest income and expense and other income and expense. The Company’s assets are not identifiable by segment.

(In thousands)	Research	Predictive medicine	Total
Year ended June 30, 2003:
Revenues	$29,638	34,683	64,321
Depreciation and amortization	3,363	1,912	5,275
Segment operating loss	24,674	2,672	27,346

Year ended June 30, 2002:
Revenues	27,015	26,821	53,836
Depreciation and amortization	2,894	1,602	4,496
Segment operating loss	14,244	4,416	18,660

Year ended June 30, 2001:
Revenues	28,071	17,091	45,162
Depreciation and amortization	2,598	1,131	3,729
Segment operating loss	7,461	5,676	13,137

	2003	2002	2001
Total operating loss for reportable segments	$(27,346)	(18,660)	(13,137)
Unallocated amounts:
Interest income	2,900	5,385	6,851
Other	38	(214)	(305)
Income taxes	(417)	(500)	(583)

Net loss	$(24,825)	(13,989)	(7,174)

All of the Company’s revenues were derived from research and testing performed in the United States. Additionally, all of the Company’s long-lived assets are located in the United States. All of the Company’s research segment revenue was generated from six, seven, and six collaborators in fiscal 2003, 2002, and 2001, respectively. Further, revenue from one, two, and two of the collaborators was in excess of 10% of the Company’s consolidated revenues for fiscal years 2003, 2002, and 2001, respectively.

(9)	Investment in Myriad Proteomics, Inc.

In April 2001, the Company contributed technology to Myriad Proteomics, Inc. (Proteomics) in exchange for a 49% ownership interest and investors contributed a combined $82 million in cash in exchange for the remaining 51% ownership in Proteomics.

The Company accounts for its investment in Proteomics using the equity method. Because the Company’s initial investment in Proteomics consisted of technology with a carrying value of $0 on the Company’s consolidated financial statements, and given the uncertainty of the realizability of the difference between the $82 million carrying amount and the Company’s proportionate share of the net assets of Proteomics, the Company’s initial investment in Proteomics was recorded as $0. The Company allocated $41 million of this

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2003, 2002, and 2001

difference to technology and this amount is being reduced as the related technology charges, including in-process research and development, are incurred at Proteomics. At June 30, 2003, the remaining technology basis difference is estimated to be $14 million. The remaining $41 million of unallocated basis difference is being accreted to income, offset by the Company’s share of Proteomics’ losses, over the period of expected benefit of 15 years.

As part of the formation of Proteomics, the Company entered into administrative and scientific outsourcing agreements with Proteomics. The original terms of these agreements expired on December 31, 2001, but were extended until June 30, 2002 and again to June 30, 2003 at the option of Proteomics.

Charges to Proteomics for services incurred related to the administrative and scientific outsourcing agreements are based on actual time and expenses incurred by the Company on behalf of Proteomics. During the years ended June 30, 2003 and 2002, the Company provided $2.0 million and $6.3 million, respectively, of administrative and scientific services to Proteomics. As of June 30, 2003, the Company has received all but $150,000 of payments from Proteomics for these outsourcing services, which are shown as related party receivables in the accompanying consolidated balance sheets.

Summarized balance sheet information as of June 30, 2003 and 2002 for Proteomics is as follows:

(In thousands)	2003	2002
	(Unaudited)
Current assets	$37,785	50,703
Noncurrent assets	58,897	62,301
Current liabilities	2,821	2,783
Noncurrent liabilities	19,169	18,575
Stockholders’ equity	74,692	91,646

Summarized statement of operations information for Proteomics for the years ended June 30, 2003, 2002, and 2001 is as follows:

(In thousands)	2003	2002	2001
		(Unaudited)
Total revenues	$150	—	—
In-process research and development	—	—	46,316
Other operating costs and expenses	23,155	28,478	3,068
Net loss	19,756	24,288	48,205

PART III

Item 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on November 12, 2003.

Item 11.    EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management-Committees of the Board of Directors and Meetings,” and “Management-Compensation of Directors” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on November 12, 2003.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on November 12, 2003.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on November 12, 2003.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Report of the Audit Committee of the Board of Directors” in our Proxy Statement for the 2003 Annual Meeting of the Stockholders to be held on November 12, 2003.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K.

Item 15(a)(1) and (2).	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description

(3.1 (a))i	—	Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 (a))

(3.1 (b))i	—	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3.1 (b))

(3.1 (c))i	—	Certificate of Designations of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 (c))

(3.2)p	—	Restated By-Laws of the Registrant (Filed as Exhibit 3.2)

(4.1)	—	See Exhibits 3.1(a), 3.1(b), 3.1(c) and 3.2

(4.2)h	—	Form of Common Stock Certificate (Filed as Exhibit 4.2)

(4.3)h	—	Agreement of Substitution and Amendment of Common Shares Rights Agreement by and between the Registrant and American Stock Transfer and Trust Company dated August 16, 2002 (Filed as Exhibit 4.2)

(10.1)$h	—	2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.1)

(10.2)*$	—	Employee Stock Purchase Plan (Filed as Exhibit 10.2)

(10.3)*$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Peter D. Meldrum, dated May 15, 1993 (Filed as Exhibit 10.3)

(10.4)*$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated January 1, 1994 (Filed as Exhibit 10.4)

(10.5)*$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Jay M. Moyes, dated July 12, 1993 (Filed as Exhibit 10.5)

(10.6)#	—	Collaborative Research and License Agreement between the Registrant and Novartis Corporation, dated April 27, 1995 (Cardiovascular Diseases) (Filed as Exhibit 10.10)

(10.7)#	—	Research Collaboration and License Agreement between the Registrant, Eli Lilly & Company and Hybritech Incorporated, dated August 1, 1992 (Breast Cancer—BRCA1) (Filed as Exhibit 10.11)

(10.8)#	—	Collaborative Agreement between the Registrant and Hybritech Incorporated, dated March 5, 1993 (BRCA1 Test Kits) (Filed as Exhibit 10.12)

(10.9)#	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated October 8, 1991, as amended (Breast Cancer—BRCA1) (Filed as Exhibit 10.13)

Exhibit Number		Description

(10.10)#	—

Standard Research Agreement and Form of License Agreement between the Registrant and the University of Utah, effective January 1, 1993, as amended (Genes Predisposing to Cancer) (Filed as Exhibit 10.14)

(10.11)#	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated June 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.16)

(10.12)#	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated November 23, 1994 (Breast Cancer—BRCA2) (Filed as Exhibit 10.17)

(10.13)#	—	Standard Research Agreement dated May 1, 1995 between the Registrant and the University of Utah (Cardiovascular Disorders and Coronary Heart Disease Database) (Filed as Exhibit 10.18)

(10.14)#	—

Exclusive License Agreement dated May 1, 1995 between the Registrant and the University of Utah Research Foundation (Cardiovascular Disorders and Coronary Heart Disease Database) (Filed as Exhibit 10.19)

(10.15)#	—	Standard Research Agreement dated July 31, 1995 between the Registrant and the University of Utah (Obesity Database) (Filed as Exhibit 10.20)

(10.16)#	—	Exclusive License Agreement dated July 31, 1995 between the Registrant and the University of Utah Research Foundation (Obesity Database) (Filed as Exhibit 10.21)

(10.17)#	—

Co-Exclusive License Agreement among the Registrant, the University of Utah Research Foundation and Institut National de la Sante et de la Recherche Medicale, dated October 6, 1993 (Angiotensinogen and Predisposition to Essential Hypertension) (Filed as Exhibit 10.22)

(10.18)#	—	Collaborative Research and License Agreement between the Registrant and Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.28)

(10.19)z@		Research Agreement between the Registrant and IHC Health Services, Inc., dated as of June 24, 1996

(10.20)!	—	Lease Agreement, dated October 12, 1995, between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.2)

(10.21)!	—	Amendment to Lease Agreement, dated March 29, 1996 between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.3)

(10.22)!@	—

Letter Agreement, dated March 4, 1996, among the University of Utah, Genetic Epidemiology and the Registrant regarding Extension of Standard Research agreement and Form of License Agreement between the Registrant and the University of Utah, effective January 1, 1993, as amended (Genes Predisposing to Cancer) (Filed as Exhibit 10.4)

(10.23)q@	—

Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center and the Registrant (Filed as Exhibit 10.1)

(10.24)=@	—	Collaborative Research and License Agreement among the Registrant, Schering Corporation and Schering-Plough, Ltd., dated April 22, 1997 (Prostate and Other Cancers) (Filed as Exhibit 10.36)

(10.25)%@	—	Amendment and Supplement to Collaborative Research and License Agreement dated November 19, 1997 between Bayer Corporation and the Registrant (Filed as Exhibit 10.1)

(10.26)k	—	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Research Park Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant

Exhibit Number		Description

(10.27)&	—	Memorandum of Lease between the Company and Boyer Foothill Associates, Ltd. dated August 24, 1998 (Filed as Exhibit 10.1)

(10.28)&	—	Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August 24, 1998 (Filed as Exhibit 10.2)

(10.29)&	—

Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998 (Filed as Exhibit 10.3)

(10.30)w@	—	Collaborative Research, License and Co-Promotion agreement dated as of October 5, 1998 between Schering Aktiengesellschaft and the Company (Filed as Exhibit 10.8)

(10.31)w@	—	Letter Amendment to the Collaborative Research and License Agreement dated as of November 30, 1998 between Bayer Corporation and the Company (Filed as Exhibit 10.10)

(10.32)m	—	Subscription Agreement between the Company and Peter Friedli dated September 30, 1999 (Filed as Exhibit 10.2)

(10.33)m	—	Securities Purchase Agreement and Standstill Agreement between the Company and Schering Berlin Venture Corporation dated October 15, 1999 (Filed as Exhibit 10.3)

(10.34)f	—	Master Lease Agreement dated October 25 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company (Filed as Exhibit 10.1)

(10.35)f	—	Addendum to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company (Filed as Exhibit 10.2)

(10.36)f	—

Amendment No. 1 to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company (Filed as Exhibit 10.3)

(10.37)f	—

Equipment Schedule No. SG01 dated November 10, 1999 to the Master Lease Agreement dated October 25, 1999 between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company (Filed as Exhibit 10.4)

(10.38)e	—	Lease Agreement, dated March 31, 2001 between the Registrant and Boyer Research Park Associates VI, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 10.1)

(10.39)e	—	Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C. (Filed as Exhibit 10.2)

(10.40)e@	—	License Agreement, dated December 7, 2000, between the Registrant and Encore Pharmaceuticals, Inc. (Filed as Exhibit 10.3)

(21.1)	—	List of Subsidiaries of the Registrant

(23.1)	—	Consent of KPMG LLP

(31.1)	—	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(31.2)	—	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(32)	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 33-95970.
#	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 33-95970, and for which Confidential Treatment has been granted by the Securities and Exchange Commission as to certain portions.
@	Confidential Treatment has been granted by the Securities and Exchange Commission as to certain portions.
p	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1995.
$	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
z	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1996.
!	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1996.
q	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1996.
=	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1997.
%	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1997.
k	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1998.
&	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1998.
w	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1998.
m	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1999.
f	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1999.
e	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending March 31, 2001.
h	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2002.
i	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2001.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 15(b).    Reports on Form 8-K

We furnished a Current Report on Form 8-K, on May 7, 2003, to disclose that we had publicly disseminated a press release announcing our financial results for the three and nine months ended March 31, 2003.

We furnished a Current Report on Form 8-K, on August 26, 2003, to disclose that we had publicly disseminated a press release announcing our financial results for the three and twelve months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salt Lake City, Utah on September 17, 2003.

MYRIAD GENETICS, INC.

By:	/s/ PETER D. MELDRUM
Peter D. Meldrum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ PETER D. MELDRUM	President and Chief Executive	September 17, 2003
	Peter D. Meldrum	Officer and Director (principal executive officer)

By:	/s/ JAY M. MOYES	Vice President of Finance	September 17, 2003
	Jay M. Moyes	(principal financial and accounting officer)

By:	/s/ HUGH A. D’ANDRADE	Chairman of the Board	September 17, 2003
Hugh A. D’Andrade

By:	/s/ WALTER GILBERT	Vice Chairman of the Board	September 17, 2003
Walter Gilbert, Ph.D.

By:	/s/ MARK H. SKOLNICK	Chief Scientific Officer and Director	September 17, 2003
Mark H. Skolnick, Ph.D.

By:	/s/ ARTHUR H. HAYES, Jr.	Director	September 17, 2003
Arthur H. Hayes, Jr., M.D.

By:	/s/ DALE A. STRINGFELLOW	Director	September 17, 2003
Dale A. Stringfellow, Ph.D.

By:	/s/ LINDA S. WILSON	Director	September 17, 2003
Linda S. Wilson, Ph.D.

Schedule II

MYRIAD GENETICS, INC.

Valuation and Qualifying Accounts

Years Ended June 30, 2003, 2002, and 2001

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2003	$505	$564	$(174)	$895
Year ended June 30, 2002	$255	$405	$(155)	$505
Year ended June 30, 2001	$145	$173	$(63)	$255

(1)	Represents amounts written off against the allowance.

EXHIBIT INDEX

Exhibit Number		Description of Exhibits

(21.1)	—	List of Subsidiaries of the Registrant

(23.1)	—	Consent of KPMG LLP

(31.1)		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(31.2)		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(32)		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002