Form 10-Q
period 2003-09-30
MYRIAD GENETICS INC
filed 2003-11-12
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 1, 2003 the registrant had 27,092,534 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	(Unaudited) Sep. 30, 2003	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$48,233	$61,603
Marketable investment securities	21,473	11,172
Prepaid expenses	7,639	7,740
Trade accounts receivable, less allowance for doubtful accounts of $805 at Sep. 30, 2003 and $895 at June 30, 2003	12,373	12,917
Other receivables	8,228	9,241
Related party receivables	176	150

Total current assets	98,122	102,823

Equipment and leasehold improvements:
Equipment	32,330	31,826
Leasehold improvements	7,605	7,531

	39,935	39,357
Less accumulated depreciation and amortization	21,101	20,675

Net equipment and leasehold improvements	18,834	18,682
Long-term marketable investment securities	41,357	53,517
Other assets	7,663	7,801

	$165,976	$182,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,809	$11,454
Accrued liabilities	4,026	4,925
Deferred revenue	2,375	2,958

Total current liabilities	12,210	19,337
Stockholders’ equity:
Preferred stock, $0.01 par value. 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 27,093 at Sep. 30, 2003 and 27,079 at June 30, 2003	271	271
Additional paid-in capital	261,195	261,155
Accumulated other comprehensive income	560	711
Accumulated deficit	(108,260)	(98,651)

Total stockholders’ equity	153,766	163,486

	$165,976	$182,823

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended
(in thousands, except per share amounts)	Sep. 30, 2003	Sep. 30, 2002
Revenues:
Predictive medicine revenue	$8,064	$7,864
Research revenue	5,079	7,015
Related party research revenue	529	632

Total research revenue	5,608	7,647

Total revenues	13,672	15,511
Costs and expenses:
Predictive medicine cost of revenue	2,758	2,921
Research and development expense	12,974	10,946
Selling, general and administrative expense	8,108	7,716

Total costs and expenses	23,840	21,583

Operating loss	(10,168)	(6,072)
Other income (expense):
Interest income	569	842
Other	(10)	39

Loss before taxes	(9,609)	(5,191)
Income taxes	—	125

Net loss	$(9,609)	$(5,316)

Basic and diluted loss per share	$(0.35)	$(0.22)

Basic and diluted weighted average shares outstanding	27,087	23,827

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended
(In thousands)	Sep. 30, 2003	Sep. 30, 2002
Cash flows from operating activities:
Net loss	$(9,609)	$(5,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,419	1,296
(Gain) loss on disposition of assets	10	(39)
Bad debt expense	148	105
Changes in operating assets:
Trade receivables	396	(1,574)
Other receivables	1,013	(431)
Related party receivables	(26)	(513)
Prepaid expenses	101	849
Accounts payable	(5,645)	(3,600)
Accrued liabilities	(899)	(341)
Related party payable	—	(1,038)
Deferred revenue	(583)	(7,457)

Net cash used in operating activities	(13,675)	(18,059)

Cash flows from investing activities:
Capital expenditures	(1,443)	(3,020)
Purchases of marketable investment securities	(14,161)	(12,785)
Proceeds from sales and maturities of marketable investment securities	15,869	21,104

Net cash provided by investing activities	265	5,299

Cash flows from financing activities:
Net proceeds from issuance of common stock	40	212

Net cash provided by financing activities	40	212

Net decrease in cash and cash equivalents	(13,370)	(12,548)
Cash and cash equivalents at beginning of period	61,603	61,067

Cash and cash equivalents at end of period	$48,233	$48,519

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Operating results for the three month period ended September 30, 2003 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

(2)	Stock-Based Compensation

In 1992, the Company adopted the “1992 Employee, Director, and Consultant Fixed Stock Option Plan” (subsequently renamed the 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan). The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended Sep. 30,
(in thousands, except per share amounts)	2003	2002
Net loss, as reported	$(9,609)	$(5,316)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(6,529)	(6,503)

Pro forma net loss	$(16,138)	$(11,819)

Earnings per share:
Basic and diluted – as reported	$(0.35)	$(0.22)

Basic and diluted – pro forma	$(0.60)	$(0.50)

(3)	Comprehensive Loss (Unaudited)

The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended Sep. 30,
	2003	2002
Net loss	$(9,609)	$(5,316)
Unrealized gain (loss) on available-for-sale securities	(151)	252

Comprehensive loss	$(9,760)	$(5,064)

(4)	Net Loss Per Common Share

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

As of September 30, 2003 and 2002, there were antidilutive potential common shares of 5,507,614 and 4,605,615, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

(5)	Related Party Transactions

On July 1, 2002 Prolexys Pharmaceuticals, Inc. (Prolexys), formerly known as Myriad Proteomics, Inc., which is 49 percent owned by the Company, contracted with the Company for the performance of certain high throughput sequencing services. For the three months ended September 30, 2003 the Company recorded approximately $529,000 of revenues under this agreement with Prolexys for sequencing performed, which were recorded as related party research revenue in the accompanying condensed consolidated statements of operations.

(6)	Segment and Related Information

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

(in thousands)	Research	Predictive medicine	Total
Three months ended Sep. 30, 2003:
Revenues	$5,608	8,064	13,672
Depreciation and amortization	992	427	1,419
Segment operating loss	9,141	1,027	10,168

Three months ended Sep. 30, 2002:
Revenues	7,647	7,864	15,511
Depreciation and amortization	783	513	1,296
Segment operating loss	4,600	1,472	6,072

	Three Months Ended Sep. 30,
(in thousands)	2003	2002
Total operating loss for reportable segments	$(10,168)	$(6,072)
Interest income	569	842
Other	(10)	39
Income taxes	—	(125)

Net loss	$(9,609)	$(5,316)

(7)	Commitment and Contingencies

The Company is participating in an arbitration proceeding in order to resolve certain disputes with a third party. Under the dispute, the third party is seeking approximately $5.5 million, plus interest, in addition to other specified equitable relief. The primary issues under the dispute relate to the proper calculation and payment of licensing royalties and fees. The Company intends to vigorously defend the claims made against it in the arbitration proceeding. While the Company believes that it has valid defenses with respect to the claims, arbitration is inherently unpredictable. It is possible that cash flows or results of operations could be affected in any particular period in which this arbitration is resolved. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After consulting with legal counsel, the Company has determined that such a provision is not required as of September 30, 2003.

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

We also have developed and commercialized a number of innovative predictive medicine products; including BRACAnalysis®, which assesses a woman’s risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP™, which determine a person’s risk of developing colon cancer, and MELARIS®, which assesses a person’s risk of developing malignant melanoma, a deadly form of skin cancer. In the United States we market these products using our own 100 person internal sales force. We have complemented our internal sales and marketing efforts through a marketing collaboration with Laboratory Corporation of America Holdings to sell our products to primary care physicians. Revenues from these proprietary products were $8.1 million for the three months ended September 30, 2003.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products, research payments, upfront fees, and milestone payments. We have yet to attain profitability and, for the three months ended September 30, 2003, we had a net loss of $9.6 million. As of September 30, 2003 we had an accumulated deficit of $108.3 million.

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

Investments in Privately-Held Companies. We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee’s underlying research and development efforts, the likelihood that the investee’s current research projects will result in a marketable product, and the investee’s expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at September 30, 2003.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (Issue No. 00-21). In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of this issue did not have a material effect on our business, results of operations, financial position, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks or is entitled to receive a majority of the entity’s residual returns, or both. As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51 may now require consolidation with the parent company. This interpretation applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a material effect on our business, results of operations, financial position, or liquidity.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material effect on our business, results of operations, financial position, or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on our business, results of operations, financial position, or liquidity.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

Predictive medicine revenues for the three months ended September 30, 2003 were $8.1 million compared to $7.9 million for the same three months in 2002, an increase of 3%. While the first fiscal quarter is historically our slowest quarter for predictive medicine revenue, test requests were delayed during the first half of the quarter and were much stronger during the second half of the quarter ended September 30, 2003. Predictive medicine revenue is comprised of sales of predictive medicine products and marketing fees from our predictive medicine product marketing partners. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Total research revenues for the three months ended September 30, 2003 were $5.6 million compared to $7.7 million for the same three months in 2002. Related party research revenues included in total research revenues for the three months ended September 30, 2003 and 2002 were $0.5 million and $0.6 million, respectively. Related party research revenue is comprised of certain scientific outsourcing services performed for Prolexys Pharmaceuticals, Inc. (formerly known as Myriad Proteomics, Inc.), which is 49% owned by us. Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of upfront fees and milestone payments. This 27% decrease in total research revenue is primarily attributable to reduced revenue from the Hitachi collaboration successfully completed in April 2003. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine cost of revenue for the three months ended September 30, 2003 was $2.8 million compared to $2.9 million for the same three months in 2002. This decrease of 6% in predictive medicine cost of revenue is primarily due to technology improvements and efficiency gains in the operation of our predictive medicine business. Our technology and efficiency improvements also contributed to an increase in our gross margin percent, which was 66% for the three months ended September 30, 2003 compared to 63% for the same three months in 2002.

Research and development expenses for the three months ended September 30, 2003 were $13.0 million compared to $10.9 million for the same three months in 2002. This increase of 19% was primarily due to increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer’s disease and other drug discovery and drug development programs.

Selling, general and administrative expenses for the three months ended September 30, 2003 were $8.1 million compared to $7.7 million for the same three months in 2002. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses. This increase of 5% was primarily attributable to general increases in costs related to the support of our predictive medicine business and drug development efforts. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Cash, cash equivalents, and marketable investment securities increased $7.4 million or 7% from $103.7 million at September 30, 2002 to $111.1 million at September 30, 2003. This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the public offering of $57.1 million (net proceeds) of our common stock in November 2002. This increase was partially offset by capital expenditures for research equipment, leasehold improvements for our new research facilities, increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of declining interest rates, interest income for the three months ended September 30, 2003 was $0.6 million compared to $0.8 million for the same three months in 2002, a decrease of 32%.

Liquidity and Capital Resources

Net cash used in operating activities was $13.7 million during the three months ended September 30, 2003 compared to $18.1 million used in operating activities during the same period of the prior fiscal year. Other receivables decreased $1.0 million between June 30, 2003 and September 30, 2003, primarily due to payments received from DuPont for research performed under our research collaboration agreement. Accounts payable decreased by $5.7 million between June 30, 2003 and September 30, 2003, primarily as a result of payments for purchases of equipment and lab supplies.

Our investing activities provided cash of $0.3 million in the three months ended September 30, 2003 and provided cash of $5.3 million in the three months ended September 30, 2002. Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment.

On November 9, 2001, we filed a shelf registration statement on Form S-3 (Registration No. 333-73124) with the Securities and Exchange Commission for the sale of up to $250 million of various types of securities. We currently have approximately $193 million of various types of securities available for sale at our discretion upon filing of a prospectus supplement with the SEC.

We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. Our future capital requirements will be substantial and will depend on many factors, including:

•	the progress of our preclinical and clinical activities;

•	the progress of our research and development programs;

•	the progress of our drug discovery and drug development programs;

•	the cost of developing and launching additional predictive medicine products;

•	the costs of filing, prosecuting and enforcing patent claims;

•	the costs associated with potential litigation including the ongoing arbitration proceeding. See Note 7 “Commitment and Contingencies” of the Company’s Notes to Condensed Unaudited Consolidated Financial Statements in this Form 10-Q;

•	the costs associated with competing technological and market developments;

•	the payments received under collaborative agreements and changes in collaborative research relationships;

•	the costs associated with potential commercialization of our discoveries, if any, including the development of manufacturing, marketing and sales capabilities; and

•	the cost and availability of third-party financing for capital expenditures and administrative and legal expenses.

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of September 30, 2003, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)	Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing systems; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2003, which has been filed with the Securities and Exchange Commission.

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

PART II - Other Information

Item 1.	Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 26, 2003, we furnished a Current Report on Form 8-K to disclose that we had publicly disseminated a press release announcing our financial results for the three and twelve months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 12, 2003	By:	/s/ Peter D. Meldrum

Peter D. Meldrum President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ Jay M. Moyes

Jay M. Moyes Vice President of Finance Principal financial and chief accounting officer