Form 10-Q
period 2003-12-31
MYRIAD GENETICS INC
filed 2004-02-10
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

As of February 1, 2004 the registrant had 27,140,629 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)	Dec. 31, 2003	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$42,464	$61,603
Marketable investment securities	21,257	11,172
Prepaid expenses	8,532	7,740
Trade accounts receivable, less allowance for doubtful accounts of $880 at Dec. 31, 2003 and $895 at June 30, 2003	13,194	12,917
Other receivables	5,099	9,241
Related party receivables	576	150

Total current assets	91,122	102,823

Equipment and leasehold improvements:
Equipment	33,260	31,826
Leasehold improvements	7,626	7,531

	40,886	39,357
Less accumulated depreciation and amortization	22,264	20,675

Net equipment and leasehold improvements	18,622	18,682
Long-term marketable investment securities	39,625	53,517
Other assets	7,626	7,801

	$156,995	$182,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,890	$11,454
Accrued liabilities	6,779	4,925
Deferred revenue	2,221	2,958

Total current liabilities	12,890	19,337
Stockholders’ equity:
Preferred stock, $0.01 par value. 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 27,141 at Dec. 31, 2003 and 27,079 at June 30, 2003	271	271
Additional paid-in capital	261,637	261,155
Accumulated other comprehensive income	311	711
Accumulated deficit	(118,114)	(98,651)

Total stockholders’ equity	144,105	163,486

	$156,995	$182,823

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002
Revenues:
Predictive medicine revenue	$10,446	$8,151	$18,510	$16,015
Research revenue	2,773	8,406	7,852	15,420
Related party research revenue	929	462	1,458	1,094

Total research revenue	3,702	8,868	9,310	16,514

Total revenues	14,148	17,019	27,820	32,529
Costs and expenses:
Predictive medicine cost of revenue	3,448	2,995	6,207	5,916
Research and development expense	11,558	12,218	24,531	23,164
Selling, general and administrative expense	9,523	9,295	17,631	17,011

Total costs and expenses	24,529	24,508	48,369	46,091

Operating loss	(10,381)	(7,489)	(20,549)	(13,562)
Other income (expense):
Interest income	527	725	1,096	1,567
Other	—	(5)	(10)	34

Loss before taxes	(9,854)	(6,769)	(19,463)	(11,961)
Income taxes	—	125	—	250

Net loss	$(9,854)	$(6,894)	$(19,463)	$(12,211)

Basic and diluted loss per share	$(0.36)	$(0.27)	$(0.72)	$(0.50)

Basic and diluted weighted average shares outstanding	27,109	25,081	27,098	24,454

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	Dec. 31, 2003	Dec. 31, 2002
Cash flows from operating activities:
Net loss	$(19,463)	$(12,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,854	2,675
(Gain) loss on disposition of assets	10	(34)
Bad debt expense	358	170
Changes in operating assets:
Trade receivables	(635)	(2,276)
Other receivables	4,142	(6,398)
Related party receivables	(426)	(98)
Prepaid expenses	(792)	(2,347)
Accounts payable	(7,564)	2,147
Accrued liabilities	1,854	546
Related party payable	—	(1,038)
Deferred revenue	(737)	(8,507)

Net cash used in operating activities	(20,399)	(27,371)

Cash flows from investing activities:
Capital expenditures	(2,529)	(5,477)
Increase in other assets	(100)	(1,100)
Purchases of marketable investment securities	(28,988)	(17,753)
Proceeds from sales and maturities of marketable investment securities	32,395	29,201

Net cash provided by investing activities	778	4,871

Cash flows from financing activities:
Net proceeds from issuance of common stock	482	58,460

Net cash provided by financing activities	482	58,460

Net decrease in cash and cash equivalents	(19,139)	35,960
Cash and cash equivalents at beginning of period	61,603	61,067

Cash and cash equivalents at end of period	$42,464	$97,027

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Operating results for the three and six month periods ended December 31, 2003 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

In 1992, the Company adopted the “1992 Employee, Director, and Consultant Stock Option Plan” (subsequently renamed the 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the 2002 Plan)). In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan, to replace the existing plan and terminated the 2002 Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
(in thousands, except per share amounts)	2003	2002	2003	2002
Net loss, as reported	$(9,854)	$(6,894)	$(19,463)	$(12,211)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(6,277)	(6,291)	(12,806)	(12,794)

Pro forma net loss	$(16,131)	$(13,185)	$(32,269)	$(25,005)

Loss per share:
Basic and diluted – as reported	$(0.36)	$(0.27)	$(0.72)	$(0.50)

Basic and diluted – pro forma	$(0.60)	$(0.53)	$(1.19)	$(1.02)

(3)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2003	2002	2003	2002
Net loss	$(9,854)	$(6,894)	$(19,463)	$(12,211)
Unrealized gain (loss) on available-for-sale securities	(249)	71	(400)	323

Comprehensive loss	$(10,103)	$(6,823)	$(19,863)	$(11,888)

(4)	Net Loss Per Common Share

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

As of December 31, 2003 and 2002, there were antidilutive potential common shares of 5,525,351 and 4,536,952, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

(5)	Related Party Transactions

On July 1, 2002 Prolexys Pharmaceuticals, Inc. (Prolexys), formerly known as Myriad Proteomics, Inc., which is 49 percent owned by the Company, contracted with the Company for the performance of certain high throughput sequencing services. For the three and six months ended December 31, 2003 the Company recorded approximately $929,000 and $1,458,000 respectively, of revenues under this agreement with Prolexys for sequencing performed, which were recorded as related party research revenue in the accompanying condensed consolidated statements of operations.

(6)	Segment and Related Information

The Company’s business units have been aggregated into three reportable segments: (i) research, (ii) predictive medicine, and (iii) drug development. The research segment is focused on the discovery of genes related to major common diseases. The predictive medicine segment provides testing to determine predisposition to common diseases. The drug development segment is focused on the development of therapeutic products for the treatment and prevention of major diseases.

The accounting policies of the segments are the same as those described in the basis of presentation (note 1). The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(in thousands)	Research	Predictive medicine	Drug development	Total
Three months ended Dec. 31, 2003:
Revenues	$3,702	$10,446	$—	$14,148
Depreciation and amortization	570	436	429	1,435
Segment operating gain (loss)	(4,812)	1,018	(6,587)	(10,381)

Three months ended Dec. 31, 2002:
Revenues	8,868	8,151	—	17,019
Depreciation and amortization	568	549	262	1,379
Segment operating gain (loss)	419	(2,544)	(5,364)	(7,489)

Six months ended Dec. 31, 2003:
Revenues	9,310	18,510	—	27,820
Depreciation and amortization	1,147	863	844	2,854
Segment operating gain (loss)	(7,399)	(9)	(13,141)	(20,549)

Six months ended Dec. 31, 2002:
Revenues	16,514	16,015	—	32,529
Depreciation and amortization	1,133	1,063	479	2,675
Segment operating gain (loss)	1,088	(4,016)	(10,634)	(13,562)

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
(in thousands)	2003	2002	2003	2002
Total operating loss for reportable segments	$(10,381)	$(7,489)	$(20,549)	$(13,562)
Interest income	527	725	1,096	1,567
Other	—	(5)	(10)	34
Income taxes	—	(125)	—	(250)

Net loss	$(9,854)	$(6,894)	$(19,463)	$(12,211)

(7)	Commitment and Contingencies

The Company is participating in an arbitration proceeding in order to resolve certain disputes with a third party. Under the dispute, the third party is seeking approximately $5.5 million, plus interest, in addition to other specified equitable relief. The primary issues under the dispute relate to the proper calculation and payment of marketing and licensing royalties and fees. The Company intends to vigorously defend the claims made against it in the arbitration proceeding. While the Company believes that it has valid defenses with respect to the claims, arbitration is inherently unpredictable. It is possible that cash flows or results of operations could be affected in any particular period in which this arbitration is resolved. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After consulting with legal counsel, the Company has accrued approximately $1.8 million in expense related to this proceeding. This amount has been expensed as part of selling, general, and administrative expense in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2003.

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

We also have developed and commercialized a number of innovative predictive medicine products, including BRACAnalysis®, which assesses a woman’s risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP™, which determine a person’s risk of developing colon cancer, and MELARIS®, which assesses a person’s risk of developing malignant melanoma, a deadly form of skin cancer. In the United States we market these products using our own 100 person internal sales force. We have complemented our internal sales and marketing efforts through a marketing collaboration with Laboratory Corporation of America Holdings to sell our products to primary care physicians. Revenues from these proprietary products were $10.4 million and $18.5 million for the three and six months ended December 31, 2003, respectively.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products, research payments, upfront fees, and milestone payments. We have yet to attain profitability and, for the three and six months ended December 31, 2003, we had net losses of $9.9 million and $19.5 million, respectively. As of December 31, 2003 we had an accumulated deficit of $118.1 million.

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

Revenue Recognition. We apply the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) to all our revenue transactions. In applying the principles of SAB 104 to our research and technology licensing agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue in accordance with the percentage-of-completion method of accounting and following the guidance in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as well as other proportional performance methodologies as considered appropriate. Percent complete is estimated based on costs incurred relative to total estimated contract costs. We make adjustments, if necessary, to the estimates used in the percentage-of-completion method of accounting as work progresses and we gain experience. Our estimates of total contract costs include assumptions, such as estimated research hours to complete, materials costs, and other direct and indirect costs. Revenues related to up-front payments and technology license fees when continuing involvement or research services are required of us are recognized over the period of performance.

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

Investments in Privately-Held Companies. We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee’s underlying research and development efforts, the likelihood that the investee’s current research projects will result in a marketable product, and the investee’s expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at December 31, 2003.

Recent Accounting Pronouncements

In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (FIN46R). FIN46R clarifies the application of ARB No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN46R (a) clarified some requirements of the original FIN46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004. Under these guidelines, we will adopt FIN46R in the third quarter of fiscal 2004. The adoption of this interpretation is not expected to have a material effect on our business, results of operations, financial position, or liquidity.

Results of Operations for the Three Months Ended December 31, 2003 and 2002

Predictive medicine revenues for the three months ended December 31, 2003 were $10.4 million compared to $8.2 million for the same three months in 2002, an increase of 28%. Predictive medicine revenue is comprised of sales of predictive medicine products and marketing fees from our predictive medicine product marketing partners. Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the three months ended December 31, 2003. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Total research revenues for the three months ended December 31, 2003 were $3.7 million compared to $8.9 million for the same three months in 2002. Related party research revenues included in total research revenues for the three months ended December 31, 2003 and 2002 were $0.9 million and $0.5 million, respectively. Related party research revenue is comprised of certain scientific outsourcing services performed for Prolexys Pharmaceuticals, Inc. (formerly known as Myriad Proteomics, Inc.), which is 49% owned by us. Research revenue is comprised of research payments received pursuant to collaborative agreements, amortization of upfront fees and milestone payments. This 58% decrease in total research revenue is primarily attributable to reduced revenue from the DuPont and Hitachi collaborations, which have been successfully completed. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine cost of revenue for the three months ended December 31, 2003 was $3.4 million compared to $3.0 million for the same three months in 2002. This increase of 15% in predictive medicine cost of revenue is primarily due the 28% increase in predictive medicine revenues for the three months ended December 31, 2003 compared to the same three months in 2002. This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business. Our technology and efficiency improvements also contributed to an increase in our gross margin percent, which was 67% for the three months ended December 31, 2003 compared to 63% for the same three months in 2002.

Research and development expenses for the three months ended December 31, 2003 were $11.6 million compared to $12.2 million for the same three months in 2002. This decrease of 5% was primarily due to reduced costs from the completion of our DuPont and Hitachi collaborations, and was partially offset by increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer’s disease and other drug discovery and drug development programs. We expect our research and development expenses to continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses for the three months ended December 31, 2003 were $9.5 million compared to $9.3 million for the same three months in 2002. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses. This increase of 2% was primarily attributable to the accrual of $1.8 million in expense related to an arbitration proceeding, in which we are participating to resolve certain disputes with a third party who is seeking approximately $5.5 million, plus interest, in addition to other specified equitable relief. The primary issues under the dispute relate to the proper calculation and payment of marketing and licensing royalties and fees. While we believe that we have valid defenses with respect to the claims, arbitration is inherently unpredictable. This increase was partially offset by a reduction in costs incurred in support of our direct-to-consumer advertising campaign conducted in the prior year to support of our predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Results of Operations for the Six Months Ended December 31, 2003 and 2002

Predictive medicine revenues for the six months ended December 31, 2003 were $18.5 million compared to $16.0 million for the same six months in 2002, an increase of 16%. Increased sales and marketing efforts and wider acceptance of our products by the medical community have resulted in increased revenues for the six months ended December 31, 2003. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Total research revenues for the six months ended December 31, 2003 were $9.3 million compared to $16.5 million for the same six months in 2002. Related party research revenues included in total research revenues for the six months ended December 31, 2003 and 2002 were $1.5 million and $1.1 million, respectively. This 44% decrease in total research revenue is primarily attributable to reduced revenue from the DuPont and Hitachi collaborations, which have been successfully completed. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine cost of revenue for the six months ended December 31, 2003 was $6.2 million compared to $5.9 million for the same six months in 2002. This increase of 5% in predictive medicine cost of revenue is primarily due the 16% increase in predictive medicine revenues for the six months ended December 31, 2003 compared to the same six months in 2002. This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business. Our technology and efficiency improvements also contributed to an increase in our gross margin percent, which was 66% for the six months ended December 31, 2003 compared to 63% for the same six months in 2002.

Research and development expenses for the six months ended December 31, 2003 were $24.5 million compared to $23.2 million for the same six months in 2002. This increase of 6% was primarily due to increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer’s disease and other drug discovery and drug development programs, and was partially offset by reduced costs from the completion of our DuPont and Hitachi collaborations.

Selling, general and administrative expenses for the six months ended December 31, 2003 were $17.6 million compared to $17.0 million for the same six months in 2002. This increase of 4% was primarily attributable to the accrual of $1.8 million in expense related to our arbitration proceeding discussed above. This increase was partially offset by a reduction in costs incurred in support of our direct-to-consumer advertising campaign conducted in the prior year to support our predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $45.8 million or 31% from $149.1 million at December 31, 2002 to $103.3 million at December 31, 2003. This decrease in cash,

cash equivalents, and marketable investment securities is primarily attributable to capital expenditures for research equipment, leasehold improvements for our new research facilities, increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of declining interest rates and decreases in cash, cash equivalents, and marketable investment securities, interest income for the three and six months ended December 31, 2003 were $0.5 million and $1.1 million, compared to $0.7 million and $1.6 million for the same three and six months in 2002, respectively.

Net cash used in operating activities was $20.4 million during the six months ended December 31, 2003 compared to $27.4 million used in operating activities during the same period of the prior fiscal year. Other receivables decreased $4.1 million between June 30, 2003 and December 31, 2003, primarily due to payments received from DuPont for research performed under our research collaboration agreement. Accounts payable decreased by $7.6 million between June 30, 2003 and December 31, 2003, primarily as a result of payments for purchases of equipment and lab supplies. Accrued liabilities increased $1.9 million between June 30, 2003 and December 31, 2003 due primarily to the accrual of expenses associated with our arbitration proceeding.

Our investing activities provided cash of $0.8 million in the six months ended December 31, 2003 and provided cash of $4.9 million in the six months ended December 31, 2002. Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment.

We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors, including:

•	the progress of our preclinical and clinical activities;

•	the progress of our research and development programs;

•	the progress of our drug discovery and drug development programs;

•	the cost of developing and launching additional predictive medicine products;

•	the costs of filing, prosecuting and enforcing patent claims;

•	the costs associated with potential litigation including the ongoing arbitration proceeding;

•	the costs associated with competing technological and market developments;

•	the payments received under collaborative agreements and changes in collaborative research relationships;

•	the costs associated with potential commercialization of our discoveries, if any, including the development of manufacturing, marketing and sales capabilities; and

•	the cost and availability of third-party financing for capital expenditures and administrative and legal expenses.

On November 9, 2001, we filed a shelf registration statement on Form S-3 (Registration No. 333-73124) with the Securities and Exchange Commission for the sale of up to $250 million of various types of securities. We currently have approximately $193 million of these securities available for sale at our discretion upon filing of a prospectus supplement with the SEC. Because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time.

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

Our investments consist of securities of various types and maturities of three years or less, with a maximum average maturity of 12 months. These securities are classified as available-for-sale, which are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive loss. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any marketable investment security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of December 31, 2003, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2003, which has been filed with the Securities and Exchange Commission.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to the Company or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART II - Other Information

Item 1.	Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On November 12, 2003, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”). A quorum of 23,586,137 shares of Common Stock of the Company (of a total of 27,092,534 shares outstanding as of the record date, or 87.06%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1.	To elect one member to the Board of Directors to serve until the 2006 Annual Meeting and until his successor is duly elected and qualified. The nominee for Director was Dale A. Stringfellow, Ph.D.

2.	To approve the Company’s 2003 Employee, Director and Consultant Stock Option Plan.

3.	To consider and act upon a proposal to ratify the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending June 30, 2004.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:

	FOR	WITHHELD
Dale A. Stringfellow, Ph.D.	22,228,449	1,357,688

Immediately following the Annual Meeting, Peter D. Meldrum, Mark H. Skolnick, Ph.D., and Linda S. Wilson, Ph.D. continued to serve as Directors for terms expiring at the 2004 Annual Meeting, and Walter Gilbert, Ph.D. and Arthur H. Hayes, Jr., M.D. continued to serve as Directors for terms expiring at the 2005 Annual Meeting, and until their successors are duly elected and qualified.

Proposal 2:

For	12,943,239
Against	2,950,972
Abstain	52,362
Broker Non-vote	7,639,564

Proposal 3:

For	21,724,391
Against	1,359,323
Abstain	502,423
Broker Non-vote	—

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Myriad Genetics, Inc. 2003 Employee, Director and Consultant Stock Option Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On November 12, 2003, we furnished a Current Report on Form 8-K to disclose that we had publicly disseminated a press release announcing our financial results for the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 10, 2004	By:	/s/ Peter D. Meldrum

Peter D. Meldrum President and Chief Executive Officer

Date: February 10, 2004	By:	/s/ Jay M. Moyes

Jay M. Moyes Vice President of Finance Principal financial and chief accounting officer