Form 10-Q
period 2004-03-31
MYRIAD GENETICS INC
filed 2004-05-04
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 28, 2004 the registrant had 27,159,828 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)	Mar. 31, 2004	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$46,912	$61,603
Marketable investment securities	22,499	11,172
Prepaid expenses	8,361	7,740
Trade accounts receivable, less allowance for doubtful accounts of $985 at Mar. 31, 2004 and $895 at June 30, 2003	14,816	12,917
Other receivables	932	9,241
Related party receivables	—	150

Total current assets	93,520	102,823

Equipment and leasehold improvements:
Equipment	33,555	31,826
Leasehold improvements	7,643	7,531

	41,198	39,357
Less accumulated depreciation and amortization	23,549	20,675

Net equipment and leasehold improvements	17,649	18,682
Long-term marketable investment securities	29,672	53,517
Other assets	7,488	7,801

	$148,329	$182,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,927	$11,454
Accrued liabilities	4,224	4,925
Deferred revenue	1,689	2,958

Total current liabilities	14,840	19,337
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 27,159 at Mar. 31, 2004 and 27,079 at June 30, 2003	272	271
Additional paid-in capital	261,762	261,155
Accumulated other comprehensive income	265	711
Accumulated deficit	(128,810)	(98,651)

Total stockholders’ equity	133,489	163,486

	$148,329	$182,823

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Mar. 31, 2004	Mar. 31, 2003	Mar. 31, 2004	Mar. 31, 2003
Revenues:
Predictive medicine revenue	$11,699	$9,314	$30,209	$25,329
Research revenue	1,909	6,432	9,761	21,852
Related party research revenue	148	342	1,606	1,436

Total research revenue	2,057	6,774	11,367	23,288

Total revenues	13,756	16,088	41,576	48,617
Costs and expenses:
Predictive medicine cost of revenue	3,709	3,361	9,916	9,277
Research and development expense	12,390	11,053	38,693	34,217
Selling, general and administrative expense	8,821	7,785	24,680	24,795

Total costs and expenses	24,920	22,199	73,289	68,289

Operating loss	(11,164)	(6,111)	(31,713)	(19,672)
Other income (expense):
Interest income	473	701	1,569	2,268
Other	(5)	1	(15)	35

Loss before taxes	(10,696)	(5,409)	(30,159)	(17,369)
Income taxes	—	125	—	375

Net loss	$(10,696)	$(5,534)	$(30,159)	$(17,744)

Basic and diluted loss per share	$(0.39)	$(0.20)	$(1.11)	$(0.70)

Basic and diluted weighted average shares outstanding	27,148	27,012	27,114	25,294

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	Mar. 31, 2004	Mar. 31, 2003
Cash flows from operating activities:
Net loss	$(30,159)	$(17,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,307	3,969
(Gain) loss on disposition of assets	15	(35)
Bad debt expense	906	290
Changes in operating assets:
Trade receivables	(2,805)	(4,763)
Other receivables	8,309	(10,026)
Related party receivables	150	(119)
Prepaid expenses	(621)	(1,077)
Accounts payable	(2,527)	(4,809)
Accrued liabilities	(701)	751
Related party payable	—	(1,038)
Deferred revenue	(1,269)	(10,506)

Net cash used in operating activities	(24,395)	(45,107)

Cash flows from investing activities:
Capital expenditures	(2,876)	(6,387)
Increase in other assets	(100)	(1,100)
Purchases of marketable investment securities	(33,738)	(23,123)
Proceeds from sales and maturities of marketable investment securities	45,810	36,597

Net cash provided by investing activities	9,096	5,987

Cash flows from financing activities:
Net proceeds from issuance of common stock	608	58,474

Net cash provided by financing activities	608	58,474

Net increase (decrease) in cash and cash equivalents	(14,691)	19,354
Cash and cash equivalents at beginning of period	61,603	61,067

Cash and cash equivalents at end of period	$46,912	$80,421

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Operating results for the three and nine month periods ended March 31, 2004 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan, which, together with our earlier stock option plan which has been terminated, are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant and no modifications have been made to any of the awards. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net loss, as reported	$(10,696)	$(5,534)	$(30,159)	$(17,744)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(5,961)	(6,363)	(18,721)	(19,156)

Pro forma net loss	$(16,657)	$(11,897)	$(48,880)	$(36,900)

Loss per share:
Basic and diluted—as reported	$(0.39)	$(0.20)	$(1.11)	$(0.70)

Basic and diluted—pro forma	$(0.61)	$(0.44)	$(1.80)	$(1.46)

(3)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
	2004	2003	2004	2003
Net loss	$(10,696)	$(5,534)	$(30,159)	$(17,744)
Unrealized gain (loss) on available-for-sale securities	(46)	76	(446)	399

Comprehensive loss	$(10,742)	$(5,458)	$(30,605)	$(17,345)

(4)	Net Loss Per Common Share

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

As of March 31, 2004 and 2003, there were antidilutive potential common shares of 5,961,633 and 4,989,937, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

(5)	Related Party Transactions

On July 1, 2002 Prolexys Pharmaceuticals, Inc. (Prolexys), which is 49 percent owned by the Company, contracted with the Company for the performance of certain high throughput sequencing services. For the three and nine months ended March 31, 2004 the Company recorded approximately $148,000 and $1,606,000 respectively, of revenues under this agreement with Prolexys for services performed, which were recorded as related party research revenue in the accompanying condensed consolidated statements of operations. This agreement was terminated effective January 26, 2004.

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

(in thousands)	Research	Predictive medicine	Drug development	Total
Three months ended Mar. 31, 2004:
Revenues	$2,057	$11,699	$—	$13,756
Depreciation and amortization	570	445	437	1,452
Segment operating gain (loss)	(5,545)	1,828	(7,447)	(11,164)
Three months ended Mar. 31, 2003:
Revenues	6,774	9,314	—	16,088
Depreciation and amortization	585	417	293	1,295
Segment operating gain (loss)	(1,181)	436	(5,366)	(6,111)
Nine months ended Mar. 31, 2004:
Revenues	11,367	30,209	—	41,576
Depreciation and amortization	1,718	1,308	1,281	4,307
Segment operating gain (loss)	(12,944)	1,818	(20,587)	(31,713)
Nine months ended Mar. 31, 2003:
Revenues	23,288	25,329	—	48,617
Depreciation and amortization	1,719	1,479	771	3,969
Segment operating gain (loss)	(92)	(3,580)	(16,000)	(19,672)

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
(in thousands)	2004	2003	2004	2003
Total operating loss for reportable segments	$(11,164)	$(6,111)	$(31,713)	$(19,672)
Interest income	473	701	1,569	2,268
Other	(5)	1	(15)	35
Income taxes	—	125	—	375

Net loss	$(10,696)	$(5,534)	$(30,159)	$(17,744)

(7)	Dispute Settlement

The Company has been participating in an arbitration proceeding to resolve certain disputes with a third party. On March 31, 2004, the Company settled the claims resulting from this third party dispute. The primary issues under the dispute related to the calculation and payment of marketing and licensing royalties and fees. The settlement resulted in the mutual release of all claims between the Company and the third party, and required the expensing of approximately $1.7 million above amounts accrued in previous quarters. This amount has been included as part of research and development expense in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

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

We believe that the future of medicine lies in the creation of new classes of drugs that prevent disease from occurring or progressing and that treat the underlying cause, not just the symptoms, of disease. By understanding the genetic basis of disease, we believe we will be able to develop drugs that are safer and more efficacious. In addition, we believe that advances in the emerging field of predictive medicine will improve our ability to determine which patients are subject to a greater risk of developing these diseases and who therefore would benefit from these new preventive therapies.

Myriad researchers have made important discoveries in the fields of cancer, Alzheimer’s disease, AIDS, depression, and obesity. These discoveries point to novel disease pathways that may pave the way for the development of new classes of drugs. Flurizan™, our lead therapeutic candidate for the treatment of prostate cancer, is currently in a large, multi-center Phase 2/3 human clinical trial. We are also conducting a Phase 1 human clinical trial for the evaluation of Flurizan™ for the treatment of Alzheimer’s disease. The Phase 1 study will evaluate the safety of Flurizan™ in healthy older volunteers and is being conducted at the Mayo Clinic and the University of California, San Diego. We are also conducting a Phase 2 human clinical study in Europe and Canada to assess the efficacy of Flurizan™ in patients with mild to moderate Alzheimer’s disease. We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer, viral disease, and Alzheimer’s disease.

We also have developed and commercialized a number of innovative predictive medicine products, including BRACAnalysis®, which assesses a woman’s risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP™, which determine a person’s risk of developing colon cancer, and MELARIS®, which assesses a person’s risk of developing malignant melanoma, a deadly form of skin cancer. In the United States we market these products using our own 100 person sales force. We have complemented our internal sales and marketing efforts through a marketing collaboration with Laboratory Corporation of America Holdings to sell our products to primary care physicians. Predictive medicine revenues were $11.7 million and $30.2 million for the three and nine months ended March 31, 2004, respectively.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products, research payments, upfront fees, and milestone payments. We have yet to attain profitability and, for the three and nine months ended March 31, 2004, we had net losses of $10.7 million and $30.2 million, respectively. As of March 31, 2004 we had an accumulated deficit of $128.8 million.

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

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

▪	revenue recognition;
▪	allowance for doubtful accounts; and
▪	investments in privately-held companies.

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

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Trade accounts receivable are comprised of amounts due from sales of our predictive medicine products. We analyze trade accounts receivable and consider historic experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment term changes when evaluating the adequacy of the allowance for doubtful accounts. Changes in these factors could result in material adjustments to the expense recognized for bad debts.

Investments in Privately-Held Companies. We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee’s underlying research and development efforts, the likelihood that the investee’s current research projects will result in a marketable product, and the investee’s expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at March 31, 2004.

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

Among other changes, the revisions of FIN46R (a) clarified some requirements of the original FIN46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004. The adoption of this interpretation did not have a material effect on our business, results of operations, financial position, or liquidity.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Predictive medicine revenues for the three months ended March 31, 2004 were $11.7 million compared to $9.3 million for the same three months in 2003, an increase of 26%. Predictive medicine revenue is comprised of sales of predictive medicine products and marketing fees from our predictive medicine product marketing partners. Increased sales and marketing efforts, coupled with recent publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the three months ended March 31, 2004. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Total research revenues for the three months ended March 31, 2004 were $2.1 million compared to $6.8 million for the same three months in 2003. Related party research revenues included in total research revenues for the three months ended March 31, 2004 and 2003 were $0.1 million and $0.3 million, respectively. Related party research revenue is comprised of certain scientific outsourcing services performed for Prolexys Pharmaceuticals, Inc., which is 49% owned by us. The agreement to provide these scientific outsourcing services was terminated effective January 26, 2004. Research revenues are comprised of research payments received pursuant to collaborative agreements, amortization of upfront fees and milestone payments. This 70% decrease in total research revenue is primarily attributable to the successful completion of our collaboration with DuPont. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine cost of revenue for the three months ended March 31, 2004 was $3.7 million compared to $3.4 million for the same three months in 2003. This increase of 10% in predictive medicine cost of revenue is primarily due to the 26% increase in predictive medicine revenues for the three months ended March 31, 2004 compared to the same three months in 2003. This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business. Our technology and efficiency improvements also contributed to an increase in our gross profit margin, which was 68% for the three months ended March 31, 2004 compared to 64% for the same three months in 2003. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

Research and development expenses for the three months ended March 31, 2004 were $12.4 million compared to $11.1 million for the same three months in 2003. This increase of 12% was primarily due to increased costs associated with our drug discovery programs and the settlement of claims resulting from a dispute with a third party. The settlement resulted in the mutual release of all claims between the Company and the third party, and required the expensing of approximately $1.7 million above amounts accrued in previous quarters. Other increases in research and development expenses included costs associated with our ongoing clinical trials in prostate cancer and Alzheimer’s disease and other drug discovery and drug development programs, which were partially offset by reduced costs from the completion of our DuPont collaboration. We expect our research and development expenses to continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses for the three months ended March 31, 2004 were $8.8 million compared to $7.8 million for the same three months in 2003. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources and business development personnel, allocated facilities expenses and other corporate expenses. This increase of 13% was primarily attributable to general increases in costs to support growth in our predictive medicine business and drug development efforts. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Results of Operations for the Nine Months Ended March 31, 2004 and 2003

Predictive medicine revenues for the nine months ended March 31, 2004 were $30.2 million compared to $25.3 million for the same nine months in 2003, an increase of 19%. Increased sales and marketing efforts, coupled with recent publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the nine months ended March 31, 2004. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Total research revenues for the nine months ended March 31, 2004 were $11.4 million compared to $23.3 million for the same nine months in 2003. Related party research revenues included in total research revenues for the nine months ended March 31, 2004 and 2003 were $1.6 million and $1.4 million, respectively. This 51% decrease in total research revenue is primarily attributable to reduced revenue from our collaborations with DuPont and Hitachi, both of which have been successfully completed. Research revenue from our research collaboration agreements is generally recognized as related costs are incurred. Consequently, as these programs progress and costs increase or decrease, revenues increase or decrease proportionately.

Predictive medicine cost of revenue for the nine months ended March 31, 2004 was $9.9 million compared to $9.3 million for the same nine months in 2003. This increase of 7% in predictive medicine cost of revenue is primarily due to the 19% increase in predictive medicine revenues for the nine months ended March 31, 2004 compared to the same nine months in 2003. This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business. Our technology and efficiency improvements also contributed to an increase in our gross profit margin, which was 67% for the nine months ended March 31, 2004 compared to 63% for the same nine months in 2003. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

Research and development expenses for the nine months ended March 31, 2004 were $38.7 million compared to $34.2 million for the same nine months in 2003. This increase of 13% was primarily due to increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer’s disease and other drug discovery and drug development programs, as well as the dispute settlement discussed above. These increased costs were partially offset by reduced costs from the completion of our DuPont and Hitachi collaborations. We expect our research and development expenses to continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses for the nine months ended March 31, 2004 were $24.7 million compared to $24.8 million for the same nine months in 2003. This slight decrease was primarily attributable to a reduction in costs incurred in support of our direct-to-consumer advertising campaign conducted in the prior year which was offset by general increases in our sales and marketing costs to support growth in our predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $31.5 million or 24% from $130.6 million at March 31, 2003 to $99.1 million at March 31, 2004. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to capital expenditures for research equipment, leasehold improvements for our new research facilities, increased expenditures for our internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of declining interest rates and decreases in cash, cash equivalents, and marketable investment securities, interest income for the three and nine months ended March 31, 2004 were $0.5 million and $1.6 million, compared to $0.7 million and $2.3 million for the same three and nine months in 2003, respectively.

Net cash used in operating activities was $24.4 million during the nine months ended March 31, 2004 compared to $45.1 million used in operating activities during the same period of the prior fiscal year. Trade receivables increased $2.8 million between June 30, 2003 and March 31, 2004, primarily due to increases in predictive medicine sales during the same period. Other receivables decreased $8.3 million between June 30, 2003 and March 31, 2004, primarily due to payments received under our research collaborations. Accounts payable decreased by $2.5 million between June 30, 2003 and March 31, 2004, primarily as a result of payments for purchases of equipment and lab supplies.

Our investing activities provided cash of $9.1 million in the nine months ended March 31, 2004 and provided cash of $6.0 million in the nine months ended March 31, 2003. Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment.

We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors, including:

▪	the progress of our preclinical and clinical activities;
▪	the progress of our research and development programs;
▪	the progress of our drug discovery and drug development programs;
▪	the cost of developing and launching additional predictive medicine products;
▪	the costs of filing, prosecuting and enforcing patent claims;
▪	the costs associated with competing technological and market developments;
▪	the costs associated with potential litigation;
▪	the payments received under collaborative agreements and changes in collaborative research relationships;
▪	the costs associated with potential commercialization of our discoveries, if any, including the development of manufacturing, marketing and sales capabilities; and
▪	the cost and availability of third-party financing for capital expenditures and administrative and legal expenses.

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

Our investments consist of securities of various types and maturities of three years or less, with a maximum average maturity of 12 months. These securities are classified as available-for-sale, which are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any marketable investment security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of March 31, 2004, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; our ability to discover drugs that are safer and more efficacious; our ability to develop predictive medicine products that help determine which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2003, which has been filed with the Securities and Exchange Commission.

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

PART II—Other Information

Item 1.	Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 3, 2004, we furnished a Current Report on Form 8-K to disclose that we had publicly disseminated a press release announcing our financial results for the three and six months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 4, 2004	By:	/S/ PETER D. MELDRUM

Peter D. Meldrum President and Chief Executive Officer

Date: May 4, 2004	By:	/S/ JAY M. MOYES

Jay M. Moyes Vice President of Finance Principal financial and chief accounting officer