Form 10-K
period 2004-06-30
MYRIAD GENETICS INC
filed 2004-09-10
CIK 899923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
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
Common Stock, $.01 Par Value Per Share
Preferred Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act Yes ☒    No ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $336,988,687.

        As of September 1, 2004 the registrant had 30,653,814 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 11, 2004.

PART I

Item 1. BUSINESS

Overview

        We are a leading biopharmaceutical company focused on the development and marketing of novel therapeutic and molecular diagnostic products. We employ a number of proprietary technologies that permit us to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease. We use this information to guide the development of new healthcare products that treat major diseases and assess a person's risk of disease later in life.

        We believe that the future of medicine lies in the creation of new classes of drugs that treat the underlying cause, not just the symptoms, of disease and that may be useful in disease prevention. By understanding the genetic basis of disease, we believe we will be able to develop drugs that are safer and more efficacious. In addition, we believe that advances in the emerging field of predictive medicine will improve our ability to determine which patients are subject to a greater risk of developing these diseases and who therefore would benefit from these new preventive therapies.

        Myriad researchers have made important discoveries in the fields of cancer, Alzheimer's disease, and infectious diseases such as AIDS. These discoveries point to novel disease pathways that may pave the way for the development of new classes of drugs. Flurizan™, our lead therapeutic candidate for the treatment of Alzheimer's disease, recently completed a phase 1 human clinical trial which evaluated the safety of Flurizan™ in the elderly population. The study found that Flurizan™ appeared to be safe and well tolerated in the healthy older volunteers. We are currently conducting a phase 2 human clinical study in Europe and Canada to assess the efficacy of Flurizan™ for the treatment of patients with mild to moderate Alzheimer's disease. Flurizan™ is also in a large, multi-center phase 2/3 human clinical trial in the U.S. for the treatment of patients with pre-metastatic prostate cancer. We intend to independently develop and, subject to regulatory approval, market our therapeutic products, particularly in the area of cancer, viral disease, and Alzheimer's disease.

        We also have a number of drug candidates in late-stage preclinical development in the areas of cancer, emesis, and AIDS. MPI-176716 was developed by our researchers based on the discovery of a novel drug target for the induction of programmed cell death, or apoptosis. This drug candidate causes tumor remission in animal models and appears to be synergistic with both the taxane and platin classes of chemotherapeutic drugs. MPC-6827 is also a broad apoptosis-inducing cancer drug candidate that has shown strong activity against cancers of the ovary, breast, prostate, pancreas and skin (melanoma). These cancer drug candidates are expected to enter human clinical testing next year.

        As published in the scientific journal Cell, our scientists and their collaborators discovered the viral budding mechanism in HIV and other viruses. This discovery led to the development of MPI-49839, a viral budding inhibitor and new class of drugs for the treatment of AIDS. MPI-49839 has demonstrated strong anti-HIV activity and has been shown to be effective against many of the drug resistant strains of HIV. MPI-49839 is in late-stage preclinical formulation in preparation of human clinical testing in the near future.

        We also have developed and commercialized a number of innovative predictive medicine products, including BRACAnalysis®, which assesses a woman's risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP®, which determine a person's risk of developing colon cancer, and MELARIS®, which assesses a person's risk of developing malignant melanoma, a deadly form of skin cancer. In the United States we market these products using our own 100 person sales force. Predictive medicine revenues were $43.3 million for the year ended June 30, 2004.

        We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products and research payments. We have yet to attain profitability and, for year ended June 30, 2004, we had a net loss of $40.6 million. As of June 30, 2004 we had an accumulated deficit of $139.3 million.

        We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuing conduct of human clinical trials, the launch of new predictive medicine products, the continuation of our internal research and development programs, and expansion of our facilities. We incurred research and development expenses of $50.7 million, $47.6 million, and $36.3 million for the years ended June 30, 2004, 2003, and 2002 respectively. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and predictive medicine businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Business Strategy

        We believe that the future of medicine lies in the creation of new classes of drugs that are safer and more effective; drugs that not only treat disease but that also prevent disease from occurring. We also believe that the emerging field of predictive medicine will revolutionize the practice of medicine by identifying and then reducing an individual's risk of developing diseases later in life.

        Understanding the cause of disease at the molecular level can be very useful in determining how best to treat the disease. Historically, technologies used to discover pharmaceutical products that treat the symptoms of diseases have been less effective against complex diseases that arise through a combination of genetic and environmental factors, such as cancer and Alzheimer's disease. In order to treat complex diseases effectively, it is imperative to understand how the body uses its genetic information, how the disruption of important biological pathways can lead to disease, and how drugs can be developed to prevent, modify, or halt disease progression. As we learn more about the genetic basis of disease, we believe that we will be able to develop drugs that are safer and more efficacious.

        Our business strategy is to understand the relationship between genes, proteins and human diseases in order to develop the next generation of therapeutic and molecular diagnostic products. Through our proprietary technologies, we believe we are uniquely positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease, and to develop novel therapeutic and predictive medicine products. Our business strategy includes the following key elements:

  •
  Discover important disease genes, understand their function and determine their role in human disease.    We will continue to use our proprietary genomic and proteomic technologies, combined with our bioinformatics and robotic technologies, to efficiently discover important genes and proteins and to understand their role in human disease. These technologies enable us to go beyond a single gene, protein or drug target and explore a large number of potential drug targets involved in a disease pathway. We also use a large array of molecular risk phenotypes to simultaneously screen hundreds of genes against dozens of important diseases. These technologies provide us with significant competitive advantage and numerous product opportunities.

  •
  Develop and commercialize therapeutic products independently.    We will continue to employ our assay development and high-throughput screening technologies to rapidly identify numerous lead compounds for potential drug development. We intend to take selected drug candidates, particularly in the area of cancer, viral diseases, and Alzheimer's disease, through the clinical development process independently. We are focusing on these indications due to the large unmet medical need for effective and less toxic drugs, and the oftentimes shorter and less expensive clinical trials resulting from potential fast track review status that the FDA has typically afforded drugs in these areas. Finally, we hope to be able to leverage the expertise of our existing oncology sales force in the marketing of novel cancer therapies.

  •
  Acquire promising drug candidates and biomarkers/genes from other organizations.    We will continue to take advantage of in-licensing opportunities to augment our in-house product development programs. We recognize that we can't discover everything ourselves and can benefit from the research performed at other organizations. We hope to leverage our financial strength and product development expertise to acquire new product opportunities in our therapeutic and molecular diagnostic areas of focus.

  •
  Grow and expand our molecular diagnostic business.    We will continue to increase the domestic and foreign market penetration of our existing predictive medicine products and create additional products to capitalize on the emerging areas of predictive medicine. Additionally, we will pursue new products and business opportunities in the area of personalized medicine. Because complex diseases are caused by a variety of different factors and patients have genetic differences, we believe that a single drug won't be effective in all patients. By understanding these different genetic factors, personalized medicine may assist physicians in both selecting the best therapy for a particular patient and prescribing optimal dosage for that patient. Knowing how a patient will respond to particular drugs may decrease the occurrence of adverse side effects of medications while improving their effectiveness.

  •
  Capitalize on our strategic alliances with major pharmaceutical companies.    We will continue to enter into strategic alliances with large pharmaceutical companies to develop and commercialize novel drug targets and drug candidates in areas outside our primary focus. Ideally, we plan to partner these compounds with major pharmaceutical companies prior to pursuing human clinical trials. This will shift much of the financial risk associated with later stage drug development to our partners, while permitting us to benefit from our partners' drug development expertise and marketing strength.

Drug Discovery and Development

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

        We have developed and integrated a powerful set of technologies that enable us to discover genes of commercial importance, elucidate the function of their proteins, and understand their role in disease pathways. Our technology platform provides the knowledge to develop therapeutic products, based on a vastly improved understanding of the genetic basis of disease.

        We employ state-of-the-art robotics platforms in all of our high-throughput systems. Each of our robotics systems is connected continually in a real time interface with our proprietary laboratory information management system to maintain a high degree of precision in sample tracking. Our robotics systems have been designed to ensure that the sample volumes used for each of the applications are kept at minimum levels to maintain reagent cost savings in each of our operations.

        Our drug discovery and development programs typically involve the following steps:

        Target Discovery.    Target discovery involves identifying novel genes and proteins related to susceptibility, onset or progression of disease. A better understanding of disease has resulted from the identification of disease-related proteins and the subsequent understanding of their function.

        Our high-throughput target discovery systems use an integrated instrumentation platform and bioinformatics software custom designed by our scientists and software engineers. We have expanded this system to incorporate the introduction of a large number of genes and research populations, permitting the rapid comparison of novel mutations in genes between individuals with diseases and healthy individuals drawn from the same population. This high-throughput, automated system enables us to rapidly detect genes and proteins that are highly correlated with disease, and in many instances can be shown to be causal.

        Biological Pathway and Protein Function.    Proteins control virtually all cellular processes, including important disease processes. The determination of a protein's function and clarifying the role of a protein in the biological pathway of a disease, leads to the identification of key regulators in that pathway.

        Using our high-throughput proteomic technologies, we screen target proteins with our proprietary libraries constructed from a variety of different tissues and organs, such as heart, brain, kidney, liver, breast and prostate. We have constructed proprietary libraries containing approximately 330 million protein fragments. We apply our proprietary automation and robotic capabilities to the protein search process to allow high-throughput processing of protein interactions. Each drug target and its interacting partners form a network, which reads like a map, positioning the target in the disease pathway and tracing the target's role in that pathway.

        Target Validation.    After identifying an important disease-related protein, the drug target must be validated to confirm that it is at a control point in a disease-related pathway and that modulation of the target has a beneficial effect. If through the validation process a protein is not qualified to serve as a drug target, other proteins in the same disease pathway can be examined as potential targets.

        We employ RNA interference, dominant negative, and over-expression technologies to validate our drug targets and provide valuable information concerning their function. We are able to gain an important insight into understanding a protein's method of action and function by observing the effects of over expressing or under expressing the protein.

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

        We have the capability of making cell-based assays, enzyme assays, and assays that identify the disruption of a protein interaction. These proprietary drug-screening technologies allow us to quickly and cost-effectively build high-throughput drug screens using both yeast-based and mammalian-cell systems.

        In this type of drug screen when a compound inhibits or activates a protein, a change in the characteristics of the assay is identified. The drug discovery screens are designed to be run in parallel, such that each screen controls for false positives in other screens. The result is greater efficiency and higher screening throughput. Our proprietary compound library contains approximately 300,000 small molecular weight compounds, including over 100,000 patented compounds, specifically constructed to mimic peptides.

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

        Lead Optimization.    Compounds that may be suitable for development undergo selection and optimization. These compounds are then optimized by synthesizing and testing a series of closely related compounds. Based on expected activity, safety and bioavailability, the most promising leads in the series are chosen for development.

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

        To date, we have discovered over 1,000 drug targets and have identified numerous candidate drug compounds from our drug discovery screens, including drug candidates for Alzheimer's disease, cancer, AIDS, and emesis, which satisfy the initial criteria of showing selectivity for one molecular target without obvious toxicity. Furthermore, the compounds have been shown to display good dose response, showing increased activity at higher concentrations and decreased activity at lower concentrations.

        Preclinical Development.    Following optimization, lead compounds enter pre-clinical testing to establish their efficacy and safety in animals. Once a candidate drug has been selected, we assess its safety and efficacy in vivo and perform the necessary toxicology and pharmacokinetic analysis. We have strong in-house capability in the areas of toxicology, pharmacology, formulation, and ADME (absorption, distribution, metabolism, and excretion). If pre-clinical tests are successful, candidate drugs enter clinical trials to determine their efficacy and safety in humans.

        Clinical Development.    New drugs are subject to regulation by the FDA. Following the pre-clinical animal studies, toxicology work and pharmacokinetic analysis, an investigational new drug (IND) application is submitted to the FDA. Clinical trials are normally conducted in three phases to demonstrate safety and efficacy in humans. Our regulatory and clinical staff is experienced in preparing IND applications, performing human clinical trials, and submitting new drug applications (NDA).

Therapeutic Products Under Development

        We have 16 drug candidates currently under development in pre-clinical studies. Following is a description of some of our most advanced drug development programs:

        Flurizan™ (R-flurbiprofen): Candidate Drug for Alzheimer's Disease.    This year we completed a phase 1 human clinical trial to establish the safety profile and dosing regimens of Flurizan™ in 48 healthy elderly volunteers. During the phase 1 study, no serious adverse events were observed and no one left the study because of an adverse event. The adverse events reported were mild and non-specific, and there were no significant differences in adverse events between the control volunteers and the Flurizan™ treated volunteers. Flurizan™ appeared to be safe and well tolerated in this healthy older volunteer study. We are currently conducting a phase 2 study in the United Kingdom and Canada which will assess the ability of Flurizan™ to reduce the rate of cognitive decline in approximately 200 patients with mild to moderate Alzheimer's disease. The phase 2 study is expected to be completed during the first calendar quarter of 2005. Alzheimer's disease is a degenerative neurological condition affecting up to 50% of all people aged 85 or older, with an estimated 4 million cases in the United States alone. Current approved treatments, such as acetylcholinesterase inhibitors and NMDA inhibitors, temporarily mitigate symptoms without meaningfully impacting progression of the underlying disease. Alzheimer's disease is marked by progressive cognitive decline and by the accumulation of amyloid plaques and neurofibrillary tangles in the brain. The major structural component of these plaques is amyloid beta protein, specifically Amyloid beta-42 (Ab42). Leading Alzheimer's researchers now believe that Ab42 plays an important role in the onset and progression of Alzheimer's disease. Preclinical studies performed at Mayo Clinic Jacksonville and UCSD have demonstrated that R-flurbiprofen substantially lowers the levels of Ab42 in both human cell lines and in animal models of Alzheimer's disease. At the 2003 annual meeting of the Society for Neuroscience, data was presented that showed a significant improvement in memory and spatial learning ability in an animal model of Alzheimer's disease. We believe Flurizan™ holds promise as an effective, safe drug for the treatment and prevention of Alzheimer's disease. Four U.S. patents have been awarded on Flurizan™.

        Flurizan™: Candidate Drug for Prostate Cancer.    Flurizan™ is a novel small molecule drug candidate with good oral bioavailability for the treatment of prostate cancer. In animal models of cancer, Flurizan demonstrated marked anti-tumor and anti-metastatic activity, significantly reducing the incidence of primary and secondary prostate tumors. Flurizan™ treated animals experienced a 64% reduced incidence of prostate cancer as compared to the control group and the incidence of metastatic disease was 85% lower in the Flurizan™ treated animals. In humans, the drug was well tolerated in normal healthy subjects and in prostate cancer patients and has completed a phase 2 human clinical trial. Flurizan™ is currently in a phase 2/3 clinical study at 65 centers in the U.S. The study will assess the ability of Flurizan to delay the onset of metastatic cancer in patients with prostate cancer. Approximately 230,000 men in the U.S. will be diagnosed with prostate cancer this year. It is the second leading cause of death from cancer in men. Despite current first-line therapies after diagnosis, cancer cells may remain and can go undetected for years until they develop into metastatic disease. During this stage there is no treatment for these patients who undergo "watchful waiting" by their physician for early signs of cancer recurrence. Our prostate cancer drug candidate, Flurizan™, is designed to address this need and fill this treatment gap. The current clinical study will assess whether the compound is capable of extending the time to metastatic disease and will determine if Flurizan™ holds promise as an effective, safe drug for the treatment of prostate cancer.

        MPI-49839: Candidate Drug for AIDS.    Our novel drug candidate, MPI-49839, represents a new approach to the treatment of AIDS. The unique mechanism behind this drug candidate may enable the creation of an entirely new class of antiviral therapeutics—viral budding inhibitors. The drug is distinct from the protease inhibitors, reverse-transcriptase inhibitors, and fusion inhibitors which are the current generation of AIDS drugs, or integrase inhibitors, which are a new class of anti-HIV drugs being studied. Our anti-HIV drug is particularly exciting in that it has the potential to improve on these current treatments for AIDS through the inhibition of the viral budding mechanism. Our discovery of this viral budding pathway was published in the scientific journal Cell on October 5, 2001. With the evolution of multi-drug resistant strains of the virus comes an increased need for therapies that act through different mechanisms. Although current drugs have been quite successful in improving survival for AIDS patients, the drugs do not eliminate the virus, thus drug therapy becomes a life-long commitment. Researchers at the University of California recently estimated that an alarming 42% of HIV-infected individuals will be resistant to the current generation of drugs by 2005. The ability to establish long-term suppression of viral activity requires new drugs that are more impervious to viral resistance. MPI-49839 has been shown in studies to be effective against HIV, including drug resistant strains of HIV. MPI-49839 is a small molecule candidate drug with good oral bioavailability and is in late stage pre-clinical studies. If successful, we plan to enter human clinical trials in AIDS patients.

        MPI-176716: Candidate Drug for Ovarian Cancer.    MPI-176716 is a small molecule drug candidate for IV administration in cancer therapy and is a broad acting inducer of apoptosis. This drug candidate works by disrupting anti-apoptosis protein complexes and has demonstrated broad anti-cancer activity. In xenograph animal models for ovarian cancer, MPI-176716 in combination with carboplatin causes complete tumor remission. While exhibiting strong anti-cancer activity in its own right, MPI-176716 appears to be synergistic with two important classes of chemotherapy drugs, the platins and the taxanes (taxotere). MPI-176716 is not a substrate for multiple drug resistance pumps. This cancer drug candidate is in preclinical testing and if successful will enter human clinical trials next year.

        MPC-6827: Candidate Drug for Cancer.    MPI-6827 is a novel small-molecule drug candidate that inhibits an important step in the pathway controlling apoptosis or programmed cell death. As a result, most dividing cancer cell types tested to date are sensitive to this drug. This drug candidate has strong activity in the low nanomolar range and has demonstrated efficacy against tumors of the prostate, breast, pancreas, colon, and skin (melanoma). According to the American Cancer Society, these cancers are expected to account for over 640,000 new cases in 2004 in the United State alone. We believe that drugs that have the potential to treat a common underlying mechanism of cancer have broad application to the treatment of these diseases and therefore, a large market potential worldwide. MPC-6827 is not a substrate for multiple drug resistance pumps, which is a common problem with many cancer therapies. This cancer drug candidate has good solubility and if final testing is successful we plan to enter human clinical trials in cancer patients next year.

        MPC-4505. Candidate Drug for Chemotherapy Induced Emesis.    MPC-4505 is a small molecule drug candidate with good solubility and good bioavailability. These characteristics of MPC-4505 make it suitable for both an oral formulation and a sterile IV formulation. MPC-4505 is an NKI receptor antagonist for chemotherapy induced emesis (nausea and vomiting). This drug candidate has good CNS penetration and a long half-life. This drug candidate also has a good safety profile and is in preclinical testing. If successful, we plan to enter human clinical trials in cancer patients.

Predictive Medicine Products

        Predictive medicine analyzes genes and their mutations to predict an individual's risk for developing disease and/or their responses to specific treatments. Armed with this risk assessment information, individuals can increase surveillance and take action to prevent or delay the onset of disease. Furthermore, as drugs are developed and approved for use, knowledge about side effects and efficacy in specific individuals emerges. Using this pharmacogenomic knowledge, personal genetic profiles can be developed to predict responses of individuals to drugs. Personalized medicine specifically guides the healthcare management of individuals ensuring that the patient is given the most appropriate therapy and at the optimal dosage.

        We are committed to the development and marketing of novel products for the emerging market opportunities of predictive and personalized medicine. We provide educational and support services to physicians and healthcare professionals as part of our predictive medicine business. The predictive medicine products we have developed and currently market are not currently subject to FDA approval, but are subject to oversight and certification under the Clinical Laboratory Improvement Amendments, or CLIA. We have obtained all certifications required by CLIA.

        To date we have launched four commercial products. Revenues from our predictive medicine products have cumulatively grown at an annual compound growth rate of over 25 percent since their introduction in 1996. These products include:

        BRACAnalysis®: Predictive Medicine Product for Breast and Ovarian Cancer.    It is estimated that in 2004 there will be approximately 242,000 women in the United States diagnosed with breast or ovarian cancer. This year in the United States, an estimated 57,000 women will die from these cancers. The BRCA1 and BRCA2 genes appear to be responsible for approximately 85% of hereditary breast cancer and approximately 90% of hereditary ovarian cancer. BRACAnalysis® is a comprehensive analysis of the BRCA1 and BRCA2 genes for determining a woman's risk for breast and ovarian cancer. BRACAnalysis® provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, preventative medication, and treatment decisions. To illustrate the value of predictive medicine, it has been shown that pre-symptomatic individuals who carry gene mutations can lower their risk of developing breast and ovarian cancer by more than 50% with appropriate preventive therapies. The price for the test is $2,975 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or are the exclusive licensee to 18 U.S. patents covering BRACAnalysis®.

        COLARIS®: Predictive Medicine Product for Colon Cancer and Uterine Cancer.    Colorectal cancer is the second leading cause of cancer deaths in the United States, with approximately 147,000 new cases expected to be diagnosed this year. Familial forms of colorectal cancer were estimated in 1997 to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. Individuals who carry a deleterious mutation in one of the two colon cancer genes in the COLARIS® test have a greater than 80% lifetime risk of developing colon cancer and women have a 60% lifetime chance of developing uterine cancer. Highly effective preventive measures include colonoscopy and the removal of precancerous polyps. COLARIS® is a comprehensive analysis of the MLH1 and MSH2 genes for determining a person's risk of developing colon cancer or uterine cancer. The price for the test is $1,950 and is covered by all major health maintenance organizations and health insurance providers in the United States.

        COLARIS AP®: Predictive Medicine Product for Colon Cancer.    COLARIS AP® detects mutations in the APC gene, which cause a colon polyp-forming syndrome known as familial adenomatous polyposis (FAP), and a more common variation of the syndrome known as attenuated FAP (aFAP). Individuals who carry a deleterious mutation in the APC gene have a greater than 80% lifetime risk of developing colon cancer. Effective preventive measures include colonoscopy and the removal of pre-cancerous polyps and preventative surgery. The price for the test is $1,685 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or are the exclusive licensee to 6 U.S. patents covering COLARIS AP®.

        MELARIS®: Predictive Medicine Product for Melanoma.    MELARIS®, our fourth predictive medicine product, detects genetic susceptibility to malignant melanoma, a deadly form of skin cancer. Melanoma will affect approximately 55,000 new Americans this year. We discovered that mutations in the p16 gene are involved in cancer and can be inherited to predispose individuals to melanoma, as reported in the September 1994 issue of the journal Nature Genetics. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. MELARIS®, which assesses a person's risk of developing melanoma, provides important information that we believe will be useful in the surveillance and prevention of melanoma. Melanoma can be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which pre-cancerous lesions are removed before cancer can develop. The price for the test is $745 and is covered by some health maintenance organizations and health insurance providers in the United States. We own or are the exclusive licensee to 5 U.S. patents covering MELARIS®.

Strategic Alliances

        In order to limit the financial risks associated with the development of certain therapeutic products, including costs associated with related clinical trials of such drugs, in some circumstances our strategy is to enter into alliances with corporate partners who assume such risks and other financial costs. In addition to our current strategic alliances, we are actively pursuing other partners in areas that we believe may enhance our ability to develop and exploit our technology. We have formed strategic alliances with 12 major pharmaceutical or multinational companies including Abbott Laboratories, Bayer Corporation, E.I. du Pont de Nemours and Company (DuPont), Eli Lilly and Company, Hitachi Ltd., Hoffmann-LaRoche Inc., Novartis Corporation, Oracle Corporation, Pfizer, Inc., Schering AG, Schering-Plough Corporation, and Syngenta.

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

Patents and Proprietary Rights

        We intend to seek patent protection in the United States and major foreign jurisdictions for genes, proteins, protein interactions, antibodies, drug targets, drug compounds, transgenic animals, technology related methods and processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We also intend to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used in discovering and characterizing new genes and proteins and which may be used in the development of novel therapeutic and predictive medicine products. However, any such patents may not issue, and the breadth or the degree of protection of any claims of such patents may not afford us with significant protection. To further protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection.

        We own or have licensed rights to 187 issued patents and numerous patent applications in the United States and foreign countries. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed.

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

        Therapeutics.    We intend to develop therapeutic products based on our discoveries. Such products will be subject to regulation by the FDA and foreign regulatory authorities and require approval before they may be clinically tested and commercially marketed for human therapeutic use in the United States and other countries. The precise regulatory requirements with which we will have to comply are undergoing frequent revisions and refinement.

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

        Human clinical trials are typically conducted in three sequential phases which may overlap:

  •
  PHASE 1: Initial safety study in healthy human subjects or patients where the candidate therapy is tested for safety, dosage tolerance, absorption, distribution, metabolism, and excretion.

  •
  PHASE 2: Studies in a limited patient population designed to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  PHASE 3: Trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

        In the case of products for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase 2 trials and thus these trials are frequently referred to as Phase 1/2 trials. We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of any compound within any specific time period, if at all. Furthermore, the FDA or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

        Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or indication. The FDA may grant "fast track" approval for therapies intended to treat severe or life-threatening diseases such as cancer or

AIDS. This policy is intended to facilitate the study of life-saving therapies and shorten the total time for marketing approvals; however, there can be no assurance that these fast track procedures will shorten the time of approval for any of our product candidates. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our or our partners' activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

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

        In 1996, Congress passed the Health Insurance Portability and Accountability Act ("HIPAA"). Through this Act, the Department of Health and Human Services ("HHS") is responsible for establishing regulations that are designed to improve the efficiency and effectiveness of the health care system by facilitating the transfer of health information along with protecting the confidentiality and security of health information. Specifically, Title II of HIPAA, the Administrative Simplification Act, contains four provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the health care system and the standardization of data content, codes and formats used in health care transactions. We are currently subject to the HIPAA regulations and maintain an active program designed to address regulatory compliance issues. Penalties for non-compliance with HIPAA include both civil and criminal penalties. Violations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

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

        On August 17, 2000, HHS published the final version of the transactions and code sets regulations. These regulations adopt standards for eight electronic transactions and for code sets to be used in those transactions. They also contain requirements concerning the use of these standards by health plans, health care clearinghouses, and certain health care providers. The transactions and code sets regulations were designed to improve the overall effectiveness and efficiency of the health care industry by simplifying administration of the system and enabling the efficient electronic transmission of certain health information. The initial compliance date for these regulations was October 16, 2002, but, under the Administrative Simplification Compliance Act, certain covered entities were permitted to file an extension plan with HHS before October 6, 2002 that extended the compliance date to October 16, 2003. We have met the compliance deadline. However, failure to maintain compliance with the transaction and code sets regulations could result in civil and/or criminal penalties and could have a material adverse effect on our business.

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

Human Resources

        As of September 1, 2004, we had 511 full-time equivalent employees, including 70 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

        Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Risk Factors

Risks Related to Our Business

We are a company in the early stages of development and commercialization and may never achieve the goals of our business plan.

        Although we have developed and marketed several predictive medicine products to date, we believe our future success is dependent upon our ability to successfully develop and commercialize our potential therapeutic products and additional predictive medicine products. Our therapeutic products are still in the early stages of development. We have entered into a phase 2 human clinical trial for the evaluation of Flurizan™, our lead therapeutic compound, for the treatment of Alzheimer's disease. Flurizan™ is also in a large, multi-center phase 2/3 human clinical trial for prostate cancer. Other potential therapeutic products are in various stages of pre-clinical development. Any therapeutic products under development by us will take several more years to develop and undergo extensive pre-clinical and clinical testing. Additionally, therapeutic products are subject to substantial regulatory review. We may be unable to discover or develop any therapeutic or additional predictive medicine products through the utilization of our technologies. Even if we develop products for commercial use, we may not be able to develop products that:

  •
  meet applicable regulatory standards, in a timely manner or at all;

  •
  successfully compete with other technologies and products;

  •
  avoid infringing the proprietary rights of others;

  •
  can be manufactured in sufficient quantities or at reasonable cost; or

  •
  can be successfully marketed.

We have a history of operating losses and expect to continue to incur losses in the future.

        We have a limited operating history and have experienced operating losses since our inception. We expect these losses to continue for the next several years, and we may never be profitable or achieve significant revenues. For example, we experienced net losses of $40.6 million, $24.8 million, and

$14.0 million for the years ended June 30, 2004, June 30, 2003, and June 30, 2002, respectively. We had an accumulated deficit of $139.3 million as of June 30, 2004. In order to develop and commercialize our products, we expect to incur significant increases in our expenses over the next several years. As a result, we expect to incur operating losses at least for the foreseeable future. Our ability to achieve significant revenues or profitability will depend upon numerous factors, including our ability to:

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

        Our potential therapeutic products are subject to stringent regulation with respect to product safety and efficacy by various foreign, federal, state and local authorities. Of particular significance are the FDA's requirements covering R&D, preclinical and clinical testing, manufacturing, quality control, labeling and promotion of drugs for human use. A therapeutic product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a New Drug Application (or NDA), are substantial and can require a number of years. In addition, if any of our potential therapeutic products receive regulatory approval, they would remain subject to ongoing FDA regulation, including, for example, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and a product recall.

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

We have only limited experience in regulatory affairs, and some of our products may be based on new technologies, which may delay or otherwise adversely affect our ability to obtain necessary regulatory approvals.

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

  •
  clinical trial protocols;

  •
  the existence of competing protocols and existing approved drugs; and

  •
  level of patient access provided by physicians.

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

        Furthermore, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and may be difficult to predict. Failure to comply with extensive FDA regulations may result in delay, suspension or cancellation of a trial or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. Consequently, we cannot ensure that clinical testing will be completed timely or successfully, if at all, for any of our potential therapeutic products.

We have limited experience in conducting preclinical studies and clinical trials, which may delay or prevent us from commercializing our therapeutic products.

        We currently have limited experience in conducting preclinical and clinical trial activities. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements or the clinical trials are not well designed. In order to successfully develop and commercialize our therapeutic products, we will be required to further develop our internal capability to conduct preclinical studies and clinical trials. For some of our drug candidates, we may rely on our strategic partners, and in some instances, we may rely on third-party clinical research organizations, to design and conduct preclinical and clinical activities. Our reliance on strategic partners and third parties for preclinical and clinical development activities will reduce our control over these activities. In addition, if necessary, our inability to contract for any necessary clinical activities on acceptable terms would impair or delay our ability to complete our drug development programs, which could adversely affect our business.

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

        Part of our current business strategy is to form collaborative arrangements with strategic partners to develop and commercialize therapeutic products in the therapeutic areas outside of our primary focus areas of cancer, infectious disease, and Alzheimer's disease. We currently depend and will depend in the future on third parties for support in product development, manufacturing, marketing and distribution. We may not be able to maintain our current collaborative arrangements or negotiate additional acceptable collaborative arrangements in the future.

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

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins and drug targets, and commercialize therapeutic and predictive medicine products could be adversely affected.

        We have relationships with research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes, proteins, and protein pathways involved in human disease and commercialize therapeutic and predictive medicine products will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

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

        Because of our potential long-term capital requirements, we may access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We have an effective shelf registration on file with the SEC pursuant to which up to $139.7 million of our securities remain available for sale at our discretion, subject to certain limitations under federal securities laws and the rules of the Nasdaq Stock Market. If additional funds are raised by issuing equity securities, existing shareholders may suffer significant dilution.

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

We have no experience manufacturing therapeutic products, and we currently intend to rely on third-party manufacturers to manufacture such products for us.

        We have no manufacturing experience and no commercial scale manufacturing capabilities for therapeutic products. We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborators, for the commercial production of approved therapeutic products. There are a limited number of manufacturers that operate under the FDA's current Good Manufacturing Practices regulations. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, our clinical trials may be delayed, or we may not be able to complete development of our therapeutic products or market them.

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

        We have limited sales, marketing and distribution experience and capabilities. These capabilities consist primarily of our sales force that markets our cancer-related predictive medicine products to oncologists in the United States. We believe that if we develop therapeutic products in the area of cancer, given the concentrated nature of the oncology market, we would be able to leverage the efforts of our existing oncology sales force to market these products. However, depending on the nature of the therapeutic products and services for which we obtain marketing approval, we may need to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties. For example, some types of pharmaceutical products require a large sales force and extensive marketing capabilities for effective commercialization. For therapeutic products for diseases with small medical specialty groups, such as AIDS or Alzheimer's disease, we may elect to develop our own sales and marketing force. If in the future we elect to perform sales, marketing and distribution functions for such types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

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

Risks Related to Our Common Stock

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

        The market prices for securities of biotechnology and genomic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2004, our stock price has ranged from $8.43 per share to $26.20 per share. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

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

Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and our stockholders' rights plan, or poison pill, could make a third-party acquisition of us difficult.

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

        We also have implemented a stockholders' rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. These provisions, as well as Section 203, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market price, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests.

Item 2. FACILITIES

        Our headquarters and facilities are located in Salt Lake City, Utah. We currently lease a 149,000 square foot building dedicated to research and development, administration and laboratory space that has received federal certification under CLIA. Activity related to our research, drug development and predictive medicine segments is performed at this location. The lease on our facility has a term of fifteen years, through March 2016, and provides for a renewal option for a term of up to ten additional years.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2004.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our Common Stock began trading on the Nasdaq National Market on October 6, 1995 under the symbol "MYGN". The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market, during the periods indicated:

	High	Low
Fiscal 2004:
Fourth Quarter	$19.50	$13.57
Third Quarter	$18.52	$12.95
Second Quarter	$13.45	$11.00
First Quarter	$16.50	$10.88
Fiscal 2003:
Fourth Quarter	$18.40	$10.01
Third Quarter	$16.32	$8.43
Second Quarter	$21.64	$13.37
First Quarter	$26.20	$12.44

        As of September 1, 2004, there were approximately 183 stockholders of record of our Common Stock and, according to our estimates, approximately 13,431 beneficial owners of the Common Stock.

Dividends

        We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Sale of Unregistered Securities

        None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as June 30, 2004 and 2003, as well as consolidated statements of operations for the years ended June 30, 2004, 2003, and 2002 and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

	Years Ended June 30,
In thousands, except per share amounts
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Predictive medicine revenue	$43,294	$34,683	$26,821	$17,091	$8,793
Research revenue	11,748	27,822	27,015	28,071	25,220
Related party research revenue	1,606	1,816	—	—	—

Total research revenue	13,354	29,638	27,015	28,071	25,220

Total revenues	56,648	64,321	53,836	45,162	34,013
Costs and expenses:
Predictive medicine cost of revenue.	13,751	12,553	10,717	7,403	3,986
Research and development expense	50,697	47,589	36,295	33,818	28,099
Selling, general and administrative expense	34,835	31,525	25,484	17,078	13,475

Total costs and expenses	99,283	91,667	72,496	58,299	45,560

Operating loss	(42,635)	(27,346)	(18,660)	(13,137)	(11,547)
Other income (expense):
Interest income	2,025	2,900	5,385	6,851	3,208
Other	(10)	38	(214)	(305)	(383)

Loss before income taxes	(40,620)	(24,408)	(13,489)	(6,591)	(8,722)
Income taxes	—	417	500	583	—

Net loss	$(40,620)	$(24,825)	$(13,989)	$(7,174)	$(8,722)

Basic and diluted net loss per share	$(1.49)	$(0.96)	$(0.59)	$(0.31)	$(0.43)

Basic and diluted weighted average shares outstanding	27,326	25,730	23,660	22,815	20,220

	As of June 30,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$141,839	$126,292	$124,243	$145,955	$88,656
Working capital	122,113	83,486	56,834	104,615	57,263
Total assets	188,356	182,823	157,390	172,145	106,375
Stockholders' equity	173,276	163,486	128,869	139,561	77,707

Quarterly Financial Data (Unaudited)

	Quarters Ended
In thousands, except per share amounts	June 30, 2004	March 31, 2004	December 31, 2003*	September 30, 2003
Consolidated Statement of Operations Data:
Predictive medicine revenue	$13,085	$11,699	$10,446	$8,064
Research revenue	1,987	1,909	2,773	5,079
Related party research revenue	—	148	929	529

Total research revenue	1,987	2,057	3,702	5,608

Total revenues	15,072	13,756	14,148	13,672
Costs and expenses:
Predictive medicine cost of revenue	3,835	3,709	3,448	2,758
Research and development expense	12,004	12,390	13,329	12,974
Selling, general and administrative expense	10,154	8,821	7,752	8,108

Total costs and expenses	25,993	24,920	24,529	23,840

Operating loss	(10,921)	(11,164)	(10,381)	(10,168)
Other income (expense):
Interest income	456	473	527	569
Other	5	(5)	—	(10)

	461	468	527	559

Net loss	$(10,460)	$(10,696)	$(9,854)	$(9,609)

Basic and diluted net loss per share	$(0.37)	$(0.39)	$(0.36)	$(0.35)

Basic and diluted weighted average shares outstanding	27,967	27,148	27,109	27,087

	Quarters Ended
In thousands, except per share amounts	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Consolidated Statement of Operations Data:
Predictive medicine revenue	$9,354	$9,314	$8,151	$7,864
Research revenue	5,971	6,432	8,406	7,015
Related party research revenue	380	342	462	632

Total research revenue	6,351	6,774	8,868	7,647

Total revenues	15,705	16,088	17,019	15,511
Costs and expenses:
Predictive medicine cost of revenue	3,277	3,361	2,995	2,921
Research and development expense	13,372	11,053	12,218	10,946
Selling, general and administrative expense	6,729	7,785	9,295	7,716

Total costs and expenses	23,378	22,199	24,508	21,583

Operating loss	(7,673)	(6,111)	(7,489)	(6,072)
Other income (expense):
Interest income	631	701	725	842
Other	3	1	(5)	39

Loss before income taxes	(7,039)	(5,409)	(6,769)	(5,191)
Income taxes	42	125	125	125

Net loss	$(7,081)	$(5,534)	$(6,894)	$(5,316)

Basic and diluted net loss per share	$(0.26)	$(0.20)	$(0.27)	$(0.22)

Basic and diluted weighted average shares outstanding	27,041	27,012	25,081	23,827

*
Certain balances have been reclassified to reflect subsequent final settlement of legal dispute.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading biopharmaceutical company focused on the development and marketing of novel therapeutic and molecular diagnostic products. We employ a number of proprietary technologies that permit us to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease. We use this information to guide the development of new healthcare products that treat major diseases and assess a person's risk of disease later in life.

        We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. We have three reportable operating segments: (i) research, (ii) predictive medicine, and (iii) drug development. See Note 8 "Segment and Related Information" in the notes to our consolidated financial statements for information regarding these operating segments. Our revenues have consisted primarily of sales of predictive medicine products and research payments. We have yet to attain profitability and, for year ended June 30, 2004, we had a net loss of $40.6 million. As of June 30, 2004 we had an accumulated deficit of $139.3 million.

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

        Revenue Recognition.    Research revenues include revenues from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement and based on costs incurred relative to the total estimated contract costs (cost-to-cost method). We make adjustments, if necessary, to the estimates used in our cost-to-cost calculations as work progresses and we gain experience.    The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. We recognize revenue from milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payments approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

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

        Investments in Privately-Held Companies.    We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee's underlying research and development efforts, the likelihood that the investee's current research projects will result in a marketable product, and the investee's expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at June 30, 2004.

Recent Accounting Pronouncements

        In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (FIN46R). FIN46R clarifies the application of ARB No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

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

Results of Operations

Years ended June 30, 2004 and 2003

        Predictive medicine revenues for the fiscal year ended June 30, 2004 were $43.3 million compared to $34.7 million for the prior fiscal year, an increase of 25%. Predictive medicine revenue is comprised primarily of sales of predictive medicine products, and also includes some marketing fees and (forensic) DNA analysis fees. Increased sales and marketing efforts, coupled with recent publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the fiscal year ended June 30, 2004. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Total research revenues for the fiscal year ended June 30, 2004 were $13.4 million compared to $29.6 million for the prior fiscal year. Related party research revenues included in total research revenues for the fiscal year ended June 30, 2004 and 2003 were $1.6 million and $1.8 million, respectively. Related party research revenue is comprised of certain research services performed for Prolexys Pharmaceuticals, Inc., which is 49% owned by us. The agreement to provide these research services was terminated effective January 26, 2004. Research revenues are comprised of research payments received pursuant to collaborative agreements, amortization of upfront technology license fees and milestone payments. This 55% decrease in total research revenue is primarily attributable to the successful completion of two of our research collaborations with corporate partners. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

        Predictive medicine cost of revenue for the fiscal year ended June 30, 2004 was $13.8 million compared to $12.6 million for the prior fiscal year. This increase of 10% in predictive medicine cost of revenue is primarily due to the 25% increase in predictive medicine revenues for the fiscal year ended June 30, 2004 compared to the prior fiscal year. This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business. Our technology and efficiency improvements also contributed to an increase in our gross profit margin, which was 68% for the fiscal year ended June 30, 2004 compared to 64% for the prior fiscal year. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

        Research and development expenses for the fiscal year ended June 30, 2004 were $50.7 million compared to $47.6 million for the prior fiscal year. This increase of 7% was primarily due to increased costs associated with our ongoing clinical trials in Alzheimer's disease and prostate cancer, increases in our other drug discovery and drug development programs, the settlement of claims resulting from a dispute with a third party, and increases in internally-funded research programs. These increases added approximately $14.1 million to our research and development expenses for the fiscal year ended June 30, 2004 compared to the prior fiscal year. These increases were partially offset by the completion of two of our research collaborations, which resulted in decreased research and development expenses of approximately $11.0 million for the fiscal year ended June 30, 2004 compared to the prior fiscal year. We expect our research and development expenses to continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

        Selling, general and administrative expenses for the fiscal year ended June 30, 2004 were $34.8 million compared to $31.5 million for the prior fiscal year. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources, business development, allocated facilities expenses and other corporate expenses. This increase of 11% was primarily attributable to general increases in costs to support growth in our predictive medicine business and therapeutic development efforts. Increases in salaries and benefits, facilities costs, bad debt, legal, and other costs resulted in an increase of approximately $6.4 million to our selling, general, and administrative expense for the fiscal year ended June 30, 2004 compared to the prior fiscal year. These increases were partially offset by reduced marketing costs from our direct-to-consumer advertising campaign conducted in the prior fiscal year, resulting in a decrease of approximately $3.1 million to our selling, general, and administrative expense for the fiscal year ended June 30, 2004 compared to the prior fiscal year. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Years ended June 30, 2003 and 2002

        Predictive medicine revenue for our fiscal year ended June 30, 2003 was $34.7 million compared to $26.8 million for the prior fiscal year, an increase of 29%. Increased sales and marketing efforts and wider acceptance of our products by the medical community resulted in increased revenues for the year ended June 30, 2003. However, there can be no assurance that predictive medicine revenue will continue to increase at historical rates.

        Total research revenue for our fiscal year ended June 30, 2003 was $29.6 million compared to $27.0 million for the prior fiscal year. Related party research revenue included in total research revenue for the fiscal years ended June 30, 2003 and 2002 were $1.8 million and $0, respectively. Related party research revenue is comprised of certain scientific outsourcing services performed for Prolexys Pharmaceuticals, Inc., which is 49% owned by us. This increase of 10% in total research revenue is primarily attributable to revenue recognized from our DuPont and Abbott Laboratories collaborations, including a $1 million milestone recognized and received from Abbott Laboratories for the discovery of a gene involved in depression. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

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

        Research and development expenses for our fiscal year ended June 30, 2003 were $47.6 million compared to $36.3 million for the prior fiscal year. This increase of 31% was primarily due to increased costs associated with our ongoing clinical trials in prostate cancer and Alzheimer's disease, other drug development programs, and increased research efforts associated with our Dupont collaboration. These increases added approximately $22.7 million to our research and development expenses for the fiscal year ended June 30, 2003. These increases were partially offset by the completion of several research collaborations and changes to internally funded research programs, which resulted in decreased research and development expenses of approximately $11.4 million for the fiscal year ended June 30, 2003.

        Selling, general and administrative expenses for our fiscal year ended June 30, 2003 were $31.5 million compared to $25.5 million for the prior fiscal year. This increase of 24% was attributable to marketing costs related to our direct-to-consumer campaign, which resulted in an increase of approximately $3.1 million to our selling, general and administrative expense for the fiscal year ended June 30, 2003. Additionally, general increases in personnel and costs related to the support of our predictive medicine business and drug development efforts resulted in increases of approximately $2.9 million to our selling, general, and administrative expenses for the fiscal year ended June 30, 2003. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Liquidity and Capital Resources

        Cash, cash equivalents, and marketable investment securities increased $15.5 million or 12% from $126.3 million at June 30, 2003 to $141.8 million at June 30, 2004. This increase in cash, cash equivalents, and marketable investment securities is primarily attributable to the public offering of $50.1 million (net proceeds) of our common stock in June 2004. This increase was partially offset by capital expenditures for research equipment, increased expenditures for our ongoing clinical trials, internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of changes in interest rates and cash, cash equivalents, and marketable investment securities, interest income for the fiscal year ended June 30, 2004 was $2.0 million compared to $2.9 million for the prior fiscal year, a decrease of 30%.

        Net cash used in operating activities was $30.9 million during the fiscal year ended June 30, 2004 compared to $46.5 million used in operating activities during the prior fiscal year. Trade receivables increased $3.1 million between June 30, 2003 and June 30, 2004, primarily due to the 25% increase in predictive medicine sales during the same period. Other receivables decreased $8.7 million between June 30, 2003 and June 30, 2004, primarily due to the collection of amounts receivable for research performed under our research collaboration agreements. Accounts payable decreased by $3.5 million between June 30, 2003 and June 30, 2004, primarily as a result of payments made for purchases of equipment and lab supplies. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, decreased by $1.8 million between June 30, 2003 and June 30, 2004 due to the completion of two of our research collaborations.

        Our investing activities provided cash of $1.9 million during the fiscal year ended June 30, 2004 and used cash of $12.0 million during the prior fiscal year. Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment.

        Financing activities provided cash of $51.3 million during the fiscal year ended June 30, 2004 and provided cash of $59.0 million in the prior fiscal year. In June 2004 we received $50.1 million in net proceeds from an underwritten offering of 3.4 million shares of our common stock pursuant to our outstanding shelf registration statement on Form S-3 (Registration No. 333-73124). Morgan Stanley & Co. Incorporated served as the sole underwriter of the offering. Following the offering we have approximately $139.7 million of securities available for sale under the shelf registration statement.

During the fiscal year ended June 30, 2004 additional funds were received from the exercise of stock options.

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

  •
  the costs associated with potential litigation;

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

Contractual Obligations

        The following table represents our consolidated contractual obligations as of June 30, 2004 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Operating leases	$24,358	3,123	7,774	2,212	11,249
Contractual services	10,631	8,731	1,900	—	—
Purchase commitments	165	165	—	—	—

Total	$35,154	12,019	9,674	2,211	11,250

        Contractual services represent financial commitments for drug development and clinical trial activities that can be terminated at our request. The expected timing of payment for the obligations listed above is estimated based on current information. Actual payment timing and amounts may differ depending on the timing of goods or services received or other changes.

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

        Our investments consist of securities of various types and maturities of three years or less, with a maximum average maturity of 12 months. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income/loss. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

        The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of June 30, 2004, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; our ability to discover drugs that are safer and more efficacious; our ability to develop predictive medicine products that help determine which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading "Risk Factors" contained in Item 1 of this Annual Report.

        In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this Annual Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 8. FINANCIAL STATEMENTS

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

(b)
Changes in Internal Controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Myriad Genetics, Inc.:

        We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG, LLP

Salt Lake City, Utah
September 2, 2004

MYRIAD GENETICS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2004 and 2003

(In thousands, except per share amounts)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$83,983	61,603
Marketable investment securities	31,383	11,172
Prepaid expenses	7,279	7,740
Trade accounts receivable, less allowance for doubtful accounts of $1,205 in 2004 and $895 in 2003	13,994	12,917
Other receivables	554	9,241
Related party receivables	—	150

Total current assets	137,193	102,823

Equipment and leasehold improvements:
Equipment	34,212	31,826
Leasehold improvements	7,692	7,531

	41,904	39,357
Less accumulated depreciation and amortization	24,565	20,675

Net equipment and leasehold improvements	17,339	18,682

Long-term marketable investment securities	26,473	53,517
Other assets	7,351	7,801

	$188,356	182,823

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,938	11,454
Accrued liabilities	5,933	4,925
Deferred revenue	1,209	2,958

Total current liabilities	15,080	19,337

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 60,000 shares; issued and outstanding 30,623 shares in 2004 and 27,079 shares in 2003	306	271
Additional paid-in capital	312,453	261,155
Accumulated other comprehensive income (loss)	(212)	711
Accumulated deficit	(139,271)	(98,651)

Total stockholders' equity	173,276	163,486

	$188,356	182,823

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2004, 2003, and 2002

(In thousands, except per share amounts)

	2004	2003	2002
Predictive medicine revenue	$43,294	34,683	26,821
Research revenue	11,748	27,822	27,015
Related party research revenue	1,606	1,816	—

Total research revenue	13,354	29,638	27,015

Total revenues	56,648	64,321	53,836
Costs and expenses:
Predictive medicine cost of revenue	13,751	12,553	10,717
Research and development expense	50,697	47,589	36,295
Selling, general, and administrative expense	34,835	31,525	25,484

Total costs and expenses	99,283	91,667	72,496

Operating loss	(42,635)	(27,346)	(18,660)
Other income (expense):
Interest income	2,025	2,900	5,385
Other	(10)	38	(214)

Loss before income taxes	(40,620)	(24,408)	(13,489)
Income taxes	—	417	500

Net loss	$(40,620)	(24,825)	(13,989)

Basic and diluted loss per common share	$(1.49)	(0.96)	(0.59)
Basic and diluted weighted average shares outstanding	27,326	25,730	23,660

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Loss

Years ended June 30, 2004, 2003, and 2002

(In thousands)

				Accumulated other comprehensive income (loss)
	Common stock
			Additional paid-in capital		Accumulated deficit	Comprehensive income (loss)	Stockholders' equity
	Shares	Amount
Balances at June 30, 2001	23,442	$234	198,800	364	(59,837)		139,561
Issuance of common stock for cash	375	4	3,349	—	—	—	3,353
Net loss	—	—	—	—	(13,989)	(13,989)	(13,989)
Unrealized gains (losses) on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(64)	—
Less classification adjustment for gains included in net loss	—	—	—	—	—	8	—

Other comprehensive loss	—	—	—	(56)	—	(56)	(56)

Comprehensive loss	—	—	—	—	—	$(14,045)	—

Balances at June 30, 2002	23,817	238	202,149	308	(73,826)		128,869
Issuance of common stock for cash upon exercise of options and warrants	262	3	1,895	—	—	—	1,898
Issuance of common stock for cash, net of offering costs of $159	3,000	30	57,111	—	—	—	57,141
Net loss	—	—	—	—	(24,825)	(24,825)	(24,825)
Unrealized gains (losses) on marketable investment securities:
Unrealized holding gains arising during period	—	—	—	—	—	370	—
Less classification adjustment for gains included in net loss	—	—	—	—	—	33	—

Other comprehensive income	—	—	—	403	—	403	403

Comprehensive loss	—	—	—	—	—	$(24,422)	—

Balances at June 30, 2003	27,079	271	261,155	711	(98,651)		163,486
Issuance of common stock for cash upon exercise of options	144	1	1,237	—	—	—	1,238
Issuance of common stock for cash, net of offering costs of $55	3,400	34	50,061				50,095
Net loss	—	—	—	—	(40,620)	(40,620)	(40,620)
Unrealized gains (losses) on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(923)	—
Less classification adjustment for gains included in net loss	—	—	—	—	—	—	—

Other comprehensive loss	—	—	—	(923)	—	(923)	(923)

Comprehensive loss						$(41,543)	—

Balances at June 30, 2004	30,623	$306	312,453	(212)	(139,271)		173,276

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(40,620)	(24,825)	(13,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,766	5,275	4,496
Loss (gain) on disposition/impairment of assets	10	(5)	222
Gain on sale of investment securities	—	(33)	(8)
Bad debt expense	2,020	564	405
Changes in operating assets and liabilities:
Prepaid expenses	461	(2,913)	(763)
Trade receivables	(3,097)	(6,248)	(3,849)
Other receivables	8,687	(9,021)	95
Related party receivables	150	(150)	1,811
Other assets	—	—	(670)
Accounts payable	(3,516)	1,992	(196)
Accrued liabilities	1,008	1,334	509
Related party payable	—	(1,038)	1,038
Deferred revenue	(1,749)	(11,472)	(5,413)

Net cash used in operating activities	(30,880)	(46,540)	(16,312)

Cash flows from investing activities:
Capital expenditures	(3,883)	(8,036)	(6,853)
Investments in other companies	—	—	(2,482)
Proceeds from sale of investments in other companies	—	—	630
Increase in other assets	(100)	(2,850)	—
Purchases of investment securities held-to-maturity	—	—	(8,514)
Maturities of investment securities held-to-maturity	—	4,752	14,123
Purchases of investment securities available-for-sale	(52,730)	(51,784)	(81,243)
Maturities/sales of investment securities available-for-sale	58,640	45,955	122,428

Net cash provided by (used in) investing activities	1,927	(11,963)	38,089

Cash flows from financing activities:
Net proceeds from issuance of common stock	51,333	59,039	3,353

Net cash provided by financing activities	51,333	59,039	3,353

Net increase in cash and cash equivalents	22,380	536	25,130
Cash and cash equivalents at beginning of year	61,603	61,067	35,937

Cash and cash equivalents at end of year	$83,983	61,603	61,067

Supplemental disclosures of noncash investing and financing activities:
Fair value adjustment on marketable investment securities charged to stockholders' equity	$(923)	403	(56)

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(1)   Organization and Summary of Significant Accounting Policies

  (a)
  Organization and Business Description

    Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading biopharmaceutical company focused on the development and marketing of novel therapeutic and molecular diagnostic products. The Company employs a number of proprietary technologies that permit it to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease. The Company uses this information to guide the development of new healthcare products that treat major diseases and assess a person's risk of disease later in life. The Company's operations are located in Salt Lake City, Utah.

  (b)
  Principles of Consolidation

    The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc. and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad Pharmaceuticals, Inc., and Myriad Financial, Inc. All intercompany amounts have been eliminated in consolidation.

  (c)
  Cash Equivalents

    Cash equivalents of $72.7 million and $48.6 million at June 30, 2004 and 2003, respectively, consist of short-term securities. The Company considers all highly liquid debt instruments with maturities at date of purchase of 90 days or less to be cash equivalents.

  (d)
  Equipment and Leasehold Improvements

    Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives from five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to ten years.

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

  (g)
  Revenue Recognition

    The Company applies the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) to all of its revenue transactions.

    Research revenues include revenues from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 to research and technology license agreements the Company considers the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement and based on costs incurred relative to the total estimated contract costs (cost-to-cost method). The Company makes adjustments, if necessary, to the estimates used in its cost-to-cost calculations as work progresses and the Company gains experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. The Company recognizes revenue from milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payments approximates the value of achieving the milestone. The Company recognizes revenue from up-front nonrefundable license fees on a straight-line basis over the period of the Company's continued involvement in the research and development project.

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

    For the years ended June 30, 2004, 2003, and 2002, there were antidilutive potential common shares of 5,899,252, 4,922,144, and 4,176,135, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

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

  (k)
  Fair Value Disclosure

    At June 30, 2004, the consolidated financial statements' carrying amount of the Company's financial instruments approximates fair value.

  (l)
  Stock-Based Compensation

    The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS 123. SFAS 123 permits entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123. As such, no stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

    The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands expect per share amounts):

	Years ended June 30
	2004	2003	2002
Net loss, as reported	$40,620	24,825	13,989
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	25,105	25,532	21,078

Pro forma net loss	$65,725	50,357	35,067

Loss per share:
Basic and diluted—as reported	$1.49	0.96	0.59
Basic and diluted—pro forma	2.41	1.96	1.48

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively: risk-free interest rates of 3.2%, 3.0%, and 4.3%; expected dividend yields of 0% for all years; expected lives of 6.0 years, 6.0 years, and 6.0 years; and expected volatility of 59%, 71%, and 82%.

  (m)
  Other Assets

    Other assets are comprised of purchased intellectual property, investments in privately held biotechnology and pharmaceutical companies, and a purchased library of chemical compounds. The private biotechnology and pharmaceutical company investments are both accounted for under the cost method. Management reviews the valuation of these investments for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. For the year ended June 30, 2004, the valuation of these investments was based on management's estimates and the completion of an independent, third-party appraisal. Accordingly, the amount recognized by the Company upon the ultimate liquidation of these investments may vary significantly from the estimated fair value at June 30, 2004. The library of chemical compounds and related purchased intellectual property are being amortized ratably over the expected useful life of five years.

  (n)
  Trade Receivables and Allowance for Doubtful Accounts

    Trade accounts receivable are comprised of amounts due from sales of the Company's predictive medicine products and are recorded at the invoiced amount, net of discounts and allowances. The allowance for doubtful accounts is based on the Company's best estimate of the amount of probable losses in the Company's existing accounts receivable, which is based on historical write-off experience. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

  (o)
  Reclassifications

    Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

(2)   Marketable Investment Securities

  The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2004 and 2003 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2004:
Available-for-sale:
Corporate bonds and notes	$22,257	30	(67)	22,220
Commercial paper	3,981	1	(1)	3,981
Federal agency issues	19,390	4	(113)	19,281
Tax auction securities	750	—	—	750
Euro dollar bonds	11,690	6	(72)	11,624

	$58,068	41	(253)	57,856

At June 30, 2003:
Available-for-sale:
Corporate bonds and notes	$43,336	596	(17)	43,915
Federal agency issues	10,699	20	(1)	10,718
Tax auction securities	2,500	—	—	2,500
Euro dollar bonds	7,443	113	—	7,556

	$63,978	729	(18)	64,689

  Maturities of debt securities classified as available-for-sale are as follows at June 30, 2004 (in thousands):

	Amortized cost	Fair value
Available-for-sale:
Due within one year	$31,415	31,383
Due after one year through three years	26,653	26,473

	$58,068	57,856

  All securities in an unrealized loss position as of June 30, 2004 are debt securities. Debt securities in an unrealized loss position as of June 30, 2004 were not impaired at acquisition and the decline in fair value is due to interest rate fluctuations. Debt securities available for sale in an unrealized loss position as of June 30, 2004 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt Securities:
Corporate bonds and notes	$10,804	(45)	2,047	(22)	12,851	(67)
Commercial paper	998	(1)	—	—	998	(1)
Federal agency issues	14,745	(113)	—	—	14,745	(113)
Euro dollar bonds	6,655	(72)	—	—	6,655	(72)

	$33,202	(231)	2,047	(22)	35,249	(253)

(3)   Leases

  The Company leases office and laboratory space under three noncancelable operating leases. Future minimum lease payments under these leases as of June 30, 2004 are as follows (in thousands):

Fiscal year ending:
2005	$3,123
2006	3,123
2007	2,439
2008	2,212
2009	2,212
Thereafter	11,249

$24,358

  Rental expense was $4.0 million in 2004, $4.9 million in 2003, and $4.6 million in 2002.

(4)   Stock-Based Compensation

  In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan (the "2003 Plan"). The Company has reserved 1,300,000 shares of common stock for issuance upon the exercise of options that the Company plans to grant from time to time under this plan. Furthermore, additional shares represented by options previously granted under the Company's 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the "2002 Plan") which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the Plan are available for grant under the 2003 Plan.

  The exercise price of options granted in 2004, 2003, and 2002 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over four or five years and expire ten years from the date of grant. As of June 30, 2004, 1,005,065 shares are reserved for future grant under the 2003 Plan.

  A summary of activity is as follows:

	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	4,892,144	$31.29	4,110,635	$34.94	4,055,561	$34.03
Plus options granted	1,296,875	14.43	1,257,100	17.34	825,764	39.00
Less:
Options exercised	(44,675)	6.29	(167,903)	4.30	(344,073)	7.40
Options canceled or expired	(275,092)	36.19	(307,688)	37.81	(426,617)	56.34

Options outstanding at end of year	5,869,252	27.53	4,892,144	31.29	4,110,635	34.94

Options exercisable at end of year	3,102,658	31.52	2,203,456	31.09	1,526,064	25.45
Weighted average fair value of options granted during the year		8.25		11.39		28.23

  The following table summarizes information about fixed stock options outstanding at June 30, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2004	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2004	Weighted average exercise price
$ 3.5-10.74	1,334,702	5.72	$7.75	988,140	$6.71
11.22-17.86	1,768,645	8.14	14.47	359,658	13.78
18.06-35.76	1,471,104	7.10	27.99	788,591	27.98
35.91-93.81	1,294,801	6.65	65.22	966,269	66.37

	5,869,252	7.00	27.53	3,102,658	31.52

  As of June 30, 2004, 30,000 warrants previously granted to placement agents were outstanding and exercisable at a weighted average price of $40.00 per share.

(5)   Income Taxes

  The Company recorded $0, $417,000, and $500,000 of foreign income tax expense in 2004, 2003, and 2002, respectively. The difference between the expected tax benefit for all periods presented and the actual tax expense is primarily attributable to the effect of net operating losses being offset by an increase in the Company's valuation allowance, plus the effect of foreign income taxes in 2003 and 2002.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2004 and 2003 are presented below (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$84,125	67,928
Unearned revenue	281	1,104
Research and development credits	7,763	6,455
Accrued liabilities and other	1,729	1,589

Total gross deferred tax assets	93,898	77,076
Less valuation allowance	(93,288)	(76,813)

Net deferred tax assets	610	263

Deferred tax liability:
Equipment, principally due to differences in depreciation	610	263

Total gross deferred tax liability	610	263

Net deferred tax liability	$—	—

  The net change in the total valuation allowance for the years ended June 30, 2004 and 2003 was an increase of $16.5 million and $13.1 million, respectively. Approximately $36.4 million of deferred tax assets at June 30, 2004, if recognizable in future years, will be recognized as additional paid-in capital, and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

  At June 30, 2004, the Company had total tax net operating losses of approximately $225.5 million and total research and development credit carryforwards of approximately $7.8 million, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2007 through 2024.

  Under the rules of the Tax Reform Act of 1986, the Company has undergone changes of ownership, and consequently, the availability of the Company's net operating loss and research and experimentation credit carryforwards in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management does not believe that these rules will result in any losses or credits expiring unutilized.

(6)   Employee Deferred Savings Plan and Stock Purchase Plan

  The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are covered by the plan. The Company makes matching contributions of 50% of each employee's contribution with the employer's contribution not to exceed 4% of the employee's compensation. The Company's contributions to the plan were $970,000 $858,000, and $704,000 for the years ended June 30, 2004, 2003, and 2002, respectively.

  The Company has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the board of directors and stockholders in December 1994, under which a maximum of 400,000 shares of common stock may be purchased by eligible employees. At June 30, 2004, 309,266 shares of common stock had been purchased under the Plan. Because the discount allowed to employees under the Plan approximates the Company's cost to issue equity instruments, the Plan is not deemed to be compensatory and, therefore, is excluded from the pro forma loss shown in note 1.

(7)   Collaborative Research Agreements

  In March 2002, the Company formed a drug discovery collaboration to identify novel drug targets for the diagnosis and treatment of depression. The agreement provided the collaborator with license rights and specified an upfront payment of $4.4 million to the Company, plus guaranteed research funding, potential milestones and royalties. Revenue related to the license agreement is recognized ratably over the service period and revenue related to this research collaboration is recognized as the research is performed on a cost-to-cost basis. Revenue from the achievement of milestones is recognized upon achieving the milestone. Under this agreement the Company recognized research revenue of $4.4 million, $6.3 million, and $2.0 million for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

  Also in March 2002, the Company formed a research collaboration whereby the Company applied its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. The Company received $24.0 million from this collaboration, which was completed in October 2003. Revenue related to this research collaboration was recognized on a straight-line basis. Under this contract the Company recognized research revenue of $5.1 million, $15.7 million, and $3.2 million for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

  In May 2000, the Company entered into a license agreement and research collaboration to utilize the Company's protein interaction technology (ProNet®). Under the agreement, the licensee received a license to utilize ProNet® and receive support and related upgrades from the Company on a when-and-if-available basis over the support period. The Company received $22.5 million from this collaboration, which was completed in April 2003. Revenue related to the license agreement was recognized ratably over the service period and revenue related to the research collaboration was recognized as the costs of the contract were incurred on a cost-to-cost basis. Under this agreement the Company recognized research revenue of $0, $5.4 million, and $8.0 million for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

  In August 1999, and as expanded in December 2000, the Company entered into a two-year collaboration to perform research related to crop genomics. The Company received $33.5 million from this collaboration, which was completed in December 2001. Revenue related to this research collaboration was recognized as the research was performed on a cost-to-cost basis. Under this agreement the Company recognized research revenue of $0, $0, and $7.5 million for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

  In September 1995, and as expanded in 1997 and 1998, the Company entered into a collaborative research and license agreement to perform research for a pharmaceutical company. Under the agreement, as expanded, the Company received $38.7 million through December 2001 when the project was completed. Revenue related to this project was recognized as the research was performed on a cost-to-cost basis. Under this agreement the Company recognized research revenue of $0, $0, and $2.3 million for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

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

(8)   Segment and Related Information

  The Company's business units have been aggregated into three reportable segments: (i) research, (ii) predictive medicine, and (iii) drug development. The research segment is focused on the discovery of genes related to major common diseases. The predictive medicine segment provides testing to determine predisposition to common diseases. The drug development segment is focused on the development of therapeutic products for the treatment and prevention of major diseases.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on loss from operations before interest income and expense and other income and expense.

	Research	Predictive medicine	Drug development	Total
Year ended June 30, 2004:
Revenues	$13,354	43,294	—	56,648
Depreciation and amortization	2,273	1,768	1,725	5,766
Segment operating gain (loss)	(16,581)	2,975	(29,029)	(42,635)
Year ended June 30, 2003:
Revenues	29,638	34,683	—	64,321
Depreciation and amortization	2,287	1,912	1,076	5,275
Segment operating gain (loss)	(2,811)	(2,672)	(21,863)	(27,346)
Year ended June 30, 2002:
Revenues	27,015	26,821	—	53,836
Depreciation and amortization	2,395	1,602	499	4,496
Segment operating gain (loss)	(1,766)	(4,416)	(12,478)	(18,660)
	2004	2003	2002
Total operating loss for reportable segments	$(42,635)	(27,346)	(18,660)
Unallocated amounts:
Interest income	2,025	2,900	5,385
Other	(10)	38	(214)
Income taxes	—	(417)	(500)

Net loss	$(40,620)	(24,825)	(13,989)

  All of the Company's revenues were derived from research and testing performed in the United States. Additionally, all of the Company's long-lived assets are located in the United States. All of the Company's research segment revenue was generated from five, six, and seven collaborators in fiscal 2004, 2003, and 2002, respectively. Further, revenue from zero, one, and two of the collaborators was in excess of 10% of the Company's consolidated revenues for fiscal years 2004, 2003, and 2002, respectively.

(9)   Investment in Prolexys Pharmaceuticals, Inc.

  In April 2001, the Company contributed technology to Prolexys Pharmaceuticals, Inc. (Prolexys), formerly known as Myriad Proteomics, Inc., in exchange for a 49% ownership interest and investors contributed a combined $82 million in cash in exchange for the remaining 51% ownership in Prolexys.

  The Company accounts for its investment in Prolexys using the equity method. Because the Company's initial investment in Prolexys consisted of technology with a carrying value of $0 on the Company's consolidated financial statements, and given the uncertainty of the realizability of the difference between the $82 million carrying amount and the Company's proportionate share of the net assets of Prolexys, the Company's initial investment in Prolexys was recorded as $0. The Company allocated $41 million of this difference to technology which is being reduced as the related technology amortization, including in-process research and development charges, are recorded at Prolexys. At June 30, 2004, the remaining technology basis difference is estimated to be $12.5 million. The remaining $41 million of unallocated basis difference is being accreted to income, offset by the Company's share of Prolexys' losses, over the period of expected benefit of 10 years.

  As part of the formation of Prolexys, the Company entered into administrative and scientific outsourcing agreements with Prolexys. The original terms of these agreements expired on December 31, 2001, but were extended until June 30, 2002 and again to June 30, 2003 at the option of Prolexys. This agreement was terminated effective January 26, 2004.

  Charges to Prolexys for services incurred related to the administrative and scientific outsourcing agreements are based on actual time and expenses incurred by the Company on behalf of Prolexys. During the years ended June 30, 2004, 2003, and 2002, the Company provided $1.6 million, $2.0 million, and $6.3 million, respectively, of administrative and scientific services to Prolexys. As of June 30, 2004, the Company has received all payments from Prolexys for these outsourcing services.

  Summarized balance sheet information as of June 30, 2004 and 2003 for Prolexys is as follows (in thousands):

	2004	2003
	(Unaudited)
Current assets	$24,230	37,785
Noncurrent assets	49,375	58,897
Current liabilities	3,191	2,821
Noncurrent liabilities	16,349	19,169
Stockholders' equity	54,065	74,692

  Summarized statement of operations information for Prolexys for the years ended June 30, 2004, 2003, and 2002 is as follows (in thousands):

	2004	2003	2002
	(Unaudited)
Total revenues	$1,108	150	—
Other operating costs and expenses	23,828	23,155	28,478
Net loss	20,441	19,756	24,288

PART III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Code of Conduct and Ethics" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on November 11, 2004.

Item 11. EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Executive Compensation," "Management—Committees of the Board of Directors and Meetings—Compensation Committee Interlocks and Insider Participation," and "Management—Compensation of Directors" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on November 11, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on November 11, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on November 11, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled "Independent Public Accountants (Notice Item 4)" in our Proxy Statement for the 2004 Annual Meeting of the Stockholders to be held on November 11, 2004.

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

Item 15(a)(3).    Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
(3.1 (a))i	—Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 (a))
(3.1 (b))i	—Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3.1 (b))
(3.1 (c))i	—Certificate of Designations of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 (c))
(3.2)p	—Restated By-Laws of the Registrant (Filed as Exhibit 3.2)
(4.1)	—See Exhibits 3.1(a), 3.1(b), 3.1(c) and 3.2
(4.2)h	—Form of Common Stock Certificate (Filed as Exhibit 4.2)
(4.3)n	—Rights Agreement dated as of July 17, 2001, between the Registrant and Mellon Investor Services, LLC (filed as Exhibit 4.1)
(4.4)h	—Agreement of Substitution and Amendment of Common Shares Rights Agreement by and between the Registrant and American Stock Transfer and Trust Company dated August 16, 2002 (Filed as Exhibit 4.4)
(10.1)$h	—2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.1)
(10.2)$j	—2003 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.1)
(10.3)*$	—Employee Stock Purchase Plan (Filed as Exhibit 10.2)
(10.4)*$	—Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Peter D. Meldrum, dated May 15, 1993 (Filed as Exhibit 10.3)
(10.5)*$	—Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated January 1, 1994 (Filed as Exhibit 10.4)
(10.6)*$	—Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Jay M. Moyes, dated July 12, 1993 (Filed as Exhibit 10.5)
(10.7)$	—Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Gregory C. Critchfield, M.D., dated September 14, 1998

(10.8)$	—Employment Agreement between Myriad Genetics, Inc., Myriad Pharmaceuticals, Inc. and Adrian N. Hobden, Ph.D., dated September 30, 1998
(10.9)#	—Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated October 8, 1991, as amended (Breast Cancer—BRCA1) (Filed as Exhibit 10.13)
(10.10)#	—Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated June 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.16)
(10.11)#	—Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated November 23, 1994 (Breast Cancer—BRCA2) (Filed as Exhibit 10.17)
(10.12)#
—Exclusive License Agreement dated May 1, 1995 between the Registrant and the University of Utah Research Foundation (Cardiovascular Disorders and Coronary Heart Disease Database) (Filed as Exhibit 10.19)
(10.13)#	—Exclusive License Agreement dated July 31, 1995 between the Registrant and the University of Utah Research Foundation (Obesity Database) (Filed as Exhibit 10.21)
(10.14)#	—Collaborative Research and License Agreement between the Registrant and Bayer Corporation, dated September 11, 1995 (Filed as Exhibit 10.28)
(10.15)!	—Lease Agreement, dated October 12, 1995, between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.2)
(10.16)!	—Amendment to Lease Agreement, dated March 29, 1996 between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.3)
(10.17)q@
—Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center and the Registrant (Filed as Exhibit 10.1)
(10.18)%@	—Amendment and Supplement to Collaborative Research and License Agreement dated November 19, 1997 between Bayer Corporation and the Registrant (Filed as Exhibit 10.1)
(10.19)k
—Lease Agreement—Research Park Building Phase II, dated March 6, 1998, between the Research Park Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant (Filed as Exhibit 10.44)
(10.20)&	—Memorandum of Lease between the Company and Boyer Foothill Associates, Ltd. dated August 24, 1998 (Filed as Exhibit 10.1)
(10.21)&	—Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August 24, 1998 (Filed as Exhibit 10.2)
(10.22)&
—Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998 (Filed as Exhibit 10.3)
(10.23)w@	—Letter Amendment to the Collaborative Research and License Agreement dated as of November 30, 1998 between Bayer Corporation and the Company (Filed as Exhibit 10.10)

(10.24)e	—Lease Agreement, dated March 31, 2001 between the Registrant and Boyer Research Park Associates VI, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 10.1)
(10.25)e	—Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C. (Filed as Exhibit 10.2)
(10.26)e@	—License Agreement, dated December 7, 2000, between the Registrant and Encore Pharmaceuticals, Inc. (Filed as Exhibit 10.3)
(21.1)	—List of Subsidiaries of the Registrant
(23.1)	—Consent of KPMG LLP
(31.1)	—Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
(31.2)	—Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
(32)	—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1, File No. 33-95970.

#
Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1, File No. 33-95970, and for which Confidential Treatment has been granted by the Commission as to certain portions.

@
Confidential Treatment has been granted by the Commission as to certain portions.

p
Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1995.

$
Management contract or compensatory plan or arrangement.

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

j
Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 2003.

n
Previously filed and incorporated herein by reference from the Form 8-K filed on July 18, 2001.

        Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 15(b).    Reports on Form 8-K

        On May 4, 2004, we furnished a Current Report on Form 8-K to disclose that we had publicly disseminated a press release announcing our financial results for the three and nine months ended March 31, 2004.

        On June 4, 2004, we filed a Current Report on Form 8-K to disclose that we had publicly disseminated press releases announcing the commencement and completion of an underwritten public offering of 3,400,000 shares of our common stock pursuant to our outstanding shelf registration statement on Form S-3 resulting in the receipt of approximately $50.1 million in net proceeds.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salt Lake City, Utah on September 8, 2004.

MYRIAD GENETICS, INC.
By:	/s/ PETER D. MELDRUM Peter D. Meldrum President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ PETER D. MELDRUM Peter D. Meldrum	President and Chief Executive Officer and Director (principal executive officer)	September 8, 2004
By:	/s/ JAY M. MOYES Jay M. Moyes	Vice President of Finance (principal financial and accounting officer)	September 8, 2004
By:	/s/ DALE A. STRINGFELLOW Dale A. Stringfellow, Ph.D.	Chairman of the Board	September 8, 2004
By:	/s/ WALTER GILBERT Walter Gilbert, Ph.D.	Vice Chairman of the Board	September 8, 2004
By:	/s/ MARK H. SKOLNICK Mark H. Skolnick, Ph.D.	Chief Scientific Officer and Director	September 8, 2004
By:	/s/ ARTHUR H. HAYES, JR. Arthur H. Hayes, Jr., M.D.	Director	September 8, 2004
By:	/s/ LINDA S. WILSON Linda S. Wilson, Ph.D.	Director	September 8, 2004
By:	/s/ ROBERT S. ATTIYEH Robert S. Attiyeh	Director	September 8, 2004
By:	/s/ JOHN T. HENDERSON John T. Henderson, M.D.	Director	September 8, 2004
By:	/s/ DENNIS LANGER Dennis Langer, M.D., J.D.	Director	September 8, 2004

Schedule II

MYRIAD GENETICS, INC.

Valuation and Qualifying Accounts

Years Ended June 30, 2004, 2003, and 2002

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2004	$895	$2,020	$(1,710)	$1,205
Year ended June 30, 2003	$505	$564	$(174)	$895
Year ended June 30, 2002	$255	$405	$(155)	$505

(1)
Represents amounts written off against the allowance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
(10.7)	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Gregory C. Critchfield, M.D., dated September 14, 1998
(10.8)	Employment Agreement between Myriad Genetics, Inc., Myriad Pharmaceuticals, Inc. and Adrian N. Hobden, Ph.D., dated September 30, 1998
(21.1)	List of Subsidiaries of the Registrant
(23.1)	Consent of KPMG LLP
(31.1)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
  PART I
  Item 1. BUSINESS
Risk Factors
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
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
MYRIAD GENETICS, INC. AND SUBSIDIARIES Consolidated Balance Sheets June 30, 2004 and 2003 (In thousands, except per share amounts)
MYRIAD GENETICS, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended June 30, 2004, 2003, and 2002 (In thousands, except per share amounts)
MYRIAD GENETICS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Loss Years ended June 30, 2004, 2003, and 2002 (In thousands)
MYRIAD GENETICS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended June 30, 2004, 2003, and 2002 (In thousands)
MYRIAD GENETICS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements June 30, 2004 and 2003
PART III
  Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  Item 15(a).
  Item 15(a)(1) and (2).
  Item 15(a)(3). Exhibits
  Item 15(b). Reports on Form 8-K
SIGNATURES
  Schedule II
MYRIAD GENETICS, INC. Valuation and Qualifying Accounts Years Ended June 30, 2004, 2003, and 2002 (In thousands)
EXHIBIT INDEX