Form 10-Q
period 2004-09-30
MYRIAD GENETICS INC
filed 2004-11-09
CIK 899923

Use these links to rapidly review the document
MYRIAD GENETICS, INC. INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

        As of November 1, 2004 the registrant had 30,662,621 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

INDEX TO FORM 10-Q

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Sep. 30, 2004	June 30, 2004
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$65,494	$83,983
Marketable investment securities	26,002	31,383
Prepaid expenses	5,804	7,279
Trade accounts receivable, less allowance for doubtful accounts of $1,225 at Sep. 30, 2004 and $1,205 at June 30, 2004	16,627	13,994
Other receivables	1,452	554

Total current assets	115,379	137,193

Equipment and leasehold improvements:
Equipment	34,702	34,212
Leasehold improvements	7,736	7,692

	42,438	41,904
Less accumulated depreciation and amortization	25,645	24,565

Net equipment and leasehold improvements	16,793	17,339
Long-term marketable investment securities	38,093	26,473
Other assets	7,213	7,351

	$177,478	$188,356

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,601	$7,938
Accrued liabilities	6,103	5,933
Deferred revenue	1,157	1,209

Total current liabilities	13,861	15,080
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 30,662 at Sep. 30, 2004 and 30,623 at June 30, 2004	307	306
Additional paid-in capital	312,684	312,453
Accumulated other comprehensive loss	(111)	(212)
Accumulated deficit	(149,263)	(139,271)

Total stockholders' equity	163,617	173,276

	$177,478	$188,356

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	Sep. 30, 2004	Sep. 30, 2003
	(in thousands, except per share amounts)
Revenues:
Predictive medicine revenue	$14,429	$8,064
Research revenue	2,281	5,079
Related party research revenue	—	529

Total research revenue	2,281	5,608

Total revenues	16,710	13,672
Costs and expenses:
Predictive medicine cost of revenue	4,239	2,758
Research and development expense	13,132	12,974
Selling, general and administrative expense	9,956	8,108

Total costs and expenses	27,327	23,840

Operating loss	(10,617)	(10,168)
Other income (expense):
Interest income	632	569
Other	(7)	(10)

	625	559

Net loss	$(9,992)	$(9,609)

Basic and diluted loss per share	$(0.33)	$(0.35)

Basic and diluted weighted average shares outstanding	30,649	27,087

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	Sep. 30, 2004	Sep. 30, 2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,992)	$(9,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,486	1,419
Loss on disposition of assets	7	10
Bad debt expense	209	148
Changes in operating assets:
Trade receivables	(2,842)	396
Other receivables	(898)	1,013
Related party receivables	—	(26)
Prepaid expenses	1,475	101
Accounts payable	(1,337)	(5,645)
Accrued liabilities	170	(899)
Deferred revenue	(52)	(583)

Net cash used in operating activities	(11,774)	(13,675)

Cash flows from investing activities:
Capital expenditures	(809)	(1,443)
Purchases of marketable investment securities	(20,512)	(14,161)
Proceeds from sales and maturities of marketable investment securities	14,374	15,869

Net cash (used in) provided by investing activities	(6,947)	265

Cash flows from financing activities:
Net proceeds from issuance of common stock	232	40

Net cash provided by financing activities	232	40

Net decrease in cash and cash equivalents	(18,489)	(13,370)
Cash and cash equivalents at beginning of period	83,983	61,603

Cash and cash equivalents at end of period	$65,494	$48,233

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. Operating results for the three month period ended September 30, 2004 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

(2)   Stock-Based Compensation

        In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan, which, together with our earlier stock option plan, are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant and no modifications have been made to any of the awards. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended Sep. 30,
	2004	2003
	(in thousands, except per share amounts)
Net loss, as reported	$(9,992)	$(9,609)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(6,416)	(6,529)

Pro forma net loss	$(16,408)	$(16,138)

Loss per share:
Basic and diluted—as reported	$(0.33)	$(0.35)

Basic and diluted—pro forma	$(0.54)	$(0.60)

(3)   Comprehensive Loss

        The components of the Company's comprehensive loss are as follows (in thousands):

	Three Months Ended Sep. 30,
	2004	2003
Net loss	$(9,992)	$(9,609)
Unrealized gain (loss) on available-for-sale securities	101	(151)

Comprehensive loss	$(9,891)	$(9,760)

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

        As of September 30, 2004 and 2003, there were antidilutive potential common shares of 6,630,433 and 5,507,614, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

(5)   Segment and Related Information

        The Company's business units have been aggregated into three reportable segments: (i) research, (ii) predictive medicine, and (iii) drug development. The research segment is focused on the discovery of genes and protein pathways related to major common diseases. The predictive medicine segment provides testing to determine predisposition to common diseases. The drug development segment is focused on the development of therapeutic products for the treatment and prevention of major diseases.

        The accounting policies of the segments are the same as those described in the basis of presentation (note 1). The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

	Research	Predictive medicine	Drug development	Total
	(in thousands)
Three months ended Sep. 30, 2004:
Revenues	$2,281	$14,429	$—	$16,710
Depreciation and amortization	553	475	458	1,486
Segment operating gain (loss)	(3,474)	1,997	(9,140)	(10,617)
Three months ended Sep. 30, 2003:
Revenues	5,608	8,064	—	13,672
Depreciation and amortization	578	427	414	1,419
Segment operating gain (loss)	(2,587)	(1,027)	(6,554)	(10,168)
	Three Months Ended Sep. 30,
	2004	2003
	(in thousands)
Total operating loss for reportable segments	$(10,617)	$(10,168)
Interest income	632	569
Other	(7)	(10)

Net loss	$(9,992)	$(9,609)

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

        We also have a number of drug candidates in late-stage preclinical development in the areas of cancer, emesis, and AIDS. MPI-176716 was developed by our researchers based on the discovery of a novel drug target for the induction of programmed cell death, or apoptosis. This drug candidate causes tumor remission in animal models and appears to be synergistic with both the taxane and platin classes of chemotherapeutic drugs. MPC-6827 is also a broad apoptosis-inducing cancer drug candidate that has shown strong activity against cancers of the ovary, breast, prostate, pancreas and skin (melanoma). These cancer drug candidates are expected to enter human clinical testing this year.

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

        We also have developed and commercialized a number of innovative predictive medicine products, including BRACAnalysis®, which assesses a woman's risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP®, which determine a person's risk of developing colon cancer, and MELARIS®, which assesses a person's risk of developing malignant melanoma, a deadly form of skin cancer. In the United States we market these products using our own 100 person sales force. Predictive medicine revenues were $14.4 million for the three months ended September 30, 2004.

        We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products and research payments. We have yet to attain profitability and, for three months ended September 30, 2004, we had a net loss of $10.0 million. As of September 30, 2004 we had an accumulated deficit of $149.3 million.

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

        Investments in Privately-Held Companies.    We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee's underlying research and development efforts, the likelihood that the investee's current research projects will result in a marketable product, and the investee's expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at September 30, 2004.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

        Predictive medicine revenues for the three months ended September 30, 2004 were $14.4 million compared to $8.1 million for the same three months in 2003, an increase of 79%. Predictive medicine revenue is comprised primarily of sales of predictive medicine products, and also includes some marketing fees and forensic DNA analysis fees. Increased sales, marketing, and education efforts, coupled with recent publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the three months ended September 30, 2004. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Research revenues for the three months ended September 30, 2004 were $2.3 million compared to $5.6 million for the same three months in 2003. Related party research revenues included in total research revenues for the three months ended September 30, 2004 and 2003 were $0 and $0.5 million, respectively. Related party research revenue is comprised of certain research services performed for Prolexys Pharmaceuticals, Inc., which is 49% owned by us. The agreement to provide these research services was terminated effective January 26, 2004. This 59% decrease in total research revenue is primarily attributable to the successful completion of one of our research collaborations with a corporate partner. Current levels of research revenues reflect our continued focus on internal drug development programs and de-emphasis of external research collaborations. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

        Predictive medicine cost of revenue for the three months ended September 30, 2004 was $4.2 million compared to $2.8 million for the same three months in 2003. This increase of 54% in predictive medicine cost of revenue is primarily due to the 79% increase in predictive medicine revenues for the three months ended September 30, 2004 compared to the same three months in 2003. This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business. Our technology and efficiency improvements also contributed to an increase in our gross profit margin, which was 71% for the three months ended September 30, 2004 compared to 66% for the same three months in 2003. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

        Research and development expenses for the three months ended September 30, 2004 were $13.1 million compared to $13.0 million for the same three months in 2003. This increase of 1% was primarily due to increased costs associated with our ongoing clinical trials in Alzheimer's disease and prostate cancer, increases in our other drug discovery and drug development programs. These increases added approximately $3.5 million to our research and development expenses for the three months ended September 30, 2004 compared to the same three months in 2003. These increases were partially offset by the completion of one of our research collaborations, which resulted in decreased research and development expenses of approximately $3.4 million for the three months ended September 30, 2004 compared to the same three months in 2003. We expect our research and development expenses to continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

        Selling, general and administrative expenses for the three months ended September 30, 2004 were $10.0 million compared to $8.1 million for the same three months in 2003. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources, business development, allocated facilities expenses and other corporate expenses. This increase of 23% was primarily attributable to increased sales and marketing commissions and expenses incurred to support growth in our predictive medicine business, which resulted in an increase of approximately $1.4 million to our selling, general, and administrative expense for the three months ended September 30, 2004 compared to the same three months in 2003. In addition, general corporate expenses in support of our therapeutic product development efforts resulted in an increase of approximately $0.5 million to our selling, general, and administrative expense for the three months ended September 30, 2004 compared to the same three months in 2003. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Liquidity and Capital Resources

        Cash, cash equivalents, and marketable investment securities decreased $12.3 million or 9% from $141.8 million at June 30, 2004 to $129.6 million at September 30, 2004. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to increased expenditures for our ongoing clinical trials, internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of changes in interest rates and cash, cash equivalents, and marketable investment securities, interest income for the three months ended September 30, 2004 was $0.63 million compared to $0.57 million for the same three months in 2003, an increase of 11%.

        Net cash used in operating activities was $11.8 million during the three months ended September 30, 2004 compared to $13.7 million used in operating activities during the same three months in 2003. Trade receivables increased $2.8 million between June 30, 2004 and September 30, 2004, primarily due to increases in predictive medicine sales during the same period. Prepaid expenses decreased by $1.5 million between June 30, 2004 and September 30, 2004, primarily due to the usage of lab supplies previously purchased at a discount. Accounts payable decreased by $1.3 million between June 30, 2004 and September 30, 2004, primarily as a result of payments made for purchases of equipment and lab supplies.

        Our investing activities used cash of $6.9 million during the three months ended September 30, 2004 and provided cash of $0.3 million during the same three months in 2003. Investing activities were comprised primarily of changes to marketable investment securities and capital expenditures for research equipment.

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

        On November 9, 2001, we filed a shelf registration statement on Form S-3 (Registration No. 333-73124) with the Securities and Exchange Commission for the sale of up to $250 million of various types of securities. We currently have approximately $139.7 million of these securities available for sale at our discretion upon filing of a prospectus supplement with the SEC. Because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time.

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

        The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of September 30, 2004, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; our ability to discover drugs that are safer and more efficacious; our ability to develop predictive medicine products that help determine which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2004, which has been filed with the Securities and Exchange Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

(a)
Exhibits

31.1
Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

        On August 18, 2004, we furnished a Current Report on Form 8-K to disclose that we had publicly disseminated a press release announcing our financial results for the three and twelve months ended June 30, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.
Date: November 9, 2004	By:	/s/ PETER D. MELDRUM Peter D. Meldrum President and Chief Executive Officer
Date: November 9, 2004	By:	/s/ JAY M. MOYES Jay M. Moyes Vice President of Finance Principal financial and chief accounting officer