Form 10-Q
period 2004-12-31
MYRIAD GENETICS INC
filed 2005-02-08
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 1, 2005 the registrant had 30,748,287 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)	Dec. 31, 2004	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$62,516	$83,983
Marketable investment securities	23,441	31,383
Prepaid expenses	5,236	7,279
Trade accounts receivable, less allowance for doubtful accounts of $1,495 at Dec. 31, 2004 and $1,205 at June 30, 2004	17,281	13,994
Other receivables	755	554
Total current assets	109,229	137,193
Equipment and leasehold improvements:
Equipment	35,513	34,212
Leasehold improvements	7,760	7,692
	43,273	41,904
Less accumulated depreciation and amortization	27,022	24,565
Net equipment and leasehold improvements	16,251	17,339
Long-term marketable investment securities	38,706	26,473
Other assets	7,176	7,351
	$171,362	$188,356

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,309	$7,938
Accrued liabilities	7,432	5,933
Deferred revenue	1,618	1,209
Total current liabilities	17,359	15,080

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 30,722 at Dec. 31, 2004 and 30,623 at June 30, 2004	307	306
Additional paid-in capital	313,410	312,453
Accumulated other comprehensive loss	(403)	(212)
Accumulated deficit	(159,311)	(139,271)
Total stockholders’ equity	154,003	173,276
	$171,362	$188,356

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003

Revenues:
Predictive medicine revenue	$17,535	$10,446	$31,964	$18,510

Research revenue	2,104	2,773	4,385	7,852
Related party research revenue	—	929	—	1,458
Total research revenue	2,104	3,702	4,385	9,310
Total revenues	19,639	14,148	36,349	27,820

Costs and expenses:
Predictive medicine cost of revenue	5,131	3,448	9,370	6,207
Research and development expense	14,546	13,329	27,678	26,303
Selling, general and administrative expense	10,638	7,752	20,594	15,859
Total costs and expenses	30,315	24,529	57,642	48,369
Operating loss	(10,676)	(10,381)	(21,293)	(20,549)
Other income (expense):
Interest income	687	527	1,319	1,096
Other	(59)	—	(66)	(10)
	628	527	1,253	1,086
Net loss	$(10,048)	$(9,854)	$(20,040)	$(19,463)
Basic and diluted loss per share	$(0.33)	$(0.36)	$(0.65)	$(0.72)
Basic and diluted weighted average shares outstanding	30,682	27,109	30,666	27,098

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	Dec. 31, 2004	Dec. 31, 2003

Cash flows from operating activities:
Net loss	$(20,040)	$(19,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,023	2,854
Loss on disposition of assets	66	10
Bad debt expense	1,135	358
Changes in operating assets:
Trade accounts receivable	(4,422)	(635)
Other receivables	(201)	4,142
Related party receivables	—	(426)
Prepaid expenses	2,043	(792)
Accounts payable	371	(7,564)
Accrued liabilities	1,499	1,854
Deferred revenue	409	(737)
Net cash used in operating activities	(16,117)	(20,399)

Cash flows from investing activities:
Capital expenditures	(1,726)	(2,529)
Purchase of other assets	(100)	(100)
Purchases of marketable investment securities	(36,947)	(28,988)
Proceeds from sales and maturities of marketable investment securities	32,465	32,395
Net cash (used in) provided by investing activities	(6,308)	778

Cash flows from financing activities:
Net proceeds from issuance of common stock	958	482
Net cash provided by financing activities	958	482
Net decrease in cash and cash equivalents	(21,467)	(19,139)
Cash and cash equivalents at beginning of period	83,983	61,603
Cash and cash equivalents at end of period	$62,516	$42,464

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)                                  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with accounting principles generally accepted in the United States.  The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  Operating results for the three and six month periods ended December 31, 2004 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

(2)                                  Stock-Based Compensation

In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan, which, together with our earlier stock option plan, is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant and no modifications have been made to any of the awards.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts)	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2004	2003	2004	2003
Net loss, as reported	$(10,048)	$(9,854)	$(20,040)	$(19,463)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(6,494)	(6,277)	(12,891)	(12,806)
Pro forma net loss	$(16,542)	$(16,131)	$(32,931)	$(32,269)

Loss per share:
Basic and diluted – as reported	$(0.33)	$(0.36)	$(0.65)	$(0.72)
Basic and diluted – pro forma	$(0.54)	$(0.60)	$(1.07)	$(1.19)

(3)                                  Comprehensive Loss

The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2004	2003	2004	2003
Net loss	$(10,048)	$(9,854)	$(20,040)	$(19,463)
Unrealized loss on available-for-sale securities	(292)	(249)	(191)	(400)
Comprehensive loss	$(10,340)	$(10,103)	$(20,231)	$(19,863)

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

As of December 31, 2004 and 2003, there were antidilutive potential common shares of 6,746,444 and 5,525,351, respectively.  Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

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

(in thousands)	Research	Predictive medicine	Drug development	Total
Three months ended Dec. 31, 2004:
Revenues	$2,104	$17,535	$—	$19,639
Depreciation and amortization	551	514	472	1,537
Segment operating gain (loss)	(3,576)	3,950	(11,050)	(10,676)

Three months ended Dec. 31, 2003:
Revenues	3,702	10,446	—	14,148
Depreciation and amortization	570	436	429	1,435
Segment operating gain (loss)	(4,812)	1,018	(6,587)	(10,381)

Six months ended Dec. 31, 2004:
Revenues	4,385	31,964	—	36,349
Depreciation and amortization	1,104	990	929	3,023
Segment operating gain (loss)	(7,051)	5,948	(20,190)	(21,293)

Six months ended Dec. 31, 2003:
Revenues	9,310	18,510	—	27,820
Depreciation and amortization	1,147	863	844	2,854
Segment operating gain (loss)	(7,399)	(9)	(13,141)	(20,549)

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
(in thousands)	2004	2003	2004	2003
Total operating loss for reportable segments	$(10,676)	$(10,381)	$(21,293)	$(20,549)
Interest income	687	527	1,319	1,096
Other	(59)	—	(66)	(10)
Net loss	$(10,048)	$(9,854)	$(20,040)	$(19,463)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are a leading biopharmaceutical company focused on the development and marketing of novel therapeutic and molecular diagnostic products.  We employ a number of proprietary technologies that permit us to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease.  We use this information to guide the development of new healthcare products that treat major diseases and assess a person’s risk of disease later in life.

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

Myriad researchers have made important discoveries in the fields of Alzheimer’s disease, cancer, and infectious diseases such as AIDS.  We intend to independently develop and, subject to regulatory approval, market our therapeutic products in these areas.  These discoveries point to novel disease pathways that may pave the way for the development of new classes of drugs.

Flurizan™, our lead therapeutic candidate for the treatment of Alzheimer’s disease, is currently the subject of a phase 2 human clinical study in Europe and Canada to assess its efficacy for the treatment of patients with mild to moderate Alzheimer’s disease.  This phase 2 trial is expected to conclude its clinical study period in March 2005.  On January 12, 2005 we announced the initiation of enrollment of a phase 3 human clinical trial to determine Flurizan’s™ ability to alter the course of cognitive decline and behavioral change in patients with Alzheimer’s disease. The trial will be conducted in approximately 750 patients with mild to moderate Alzheimer’s disease, at approximately 100 centers in the United States.  Flurizan™ is also in a large, multi-center phase 2/3 human clinical trial in the U.S. for the treatment of patients with pre-metastatic prostate cancer.

We recently announced the submission of two separate Investigational New Drug (IND) applications to the FDA.  On December 9, 2004 we announced the submission of an IND to begin a phase 1 clinical study for our cancer drug candidate, MPC-6827.  The study is designed to evaluate the safety and pharmacokinetic profile of MPC-6827 in patients with advanced solid tumors, in an escalating dose regimen.  In preclinical testing MPC-6827 has demonstrated the ability to inhibit tumor growth in animal models of human melanoma and cancers of the ovary, breast, prostate, colon, and pancreas.  In preclinical testing MPC-6827 has also been demonstrated to be effective against cancers that have developed multiple drug resistance.

On December 28, 2004 we announced the submission of another IND to begin a phase 1 clinical study with our cancer drug candidate MPC-2130, a broad-acting inducer of programmed cell death, or apoptosis.  The phase 1 clinical study is designed to evaluate the safety and pharmacokinetic profile of MPC-2130 in patients with advanced metastatic tumors or blood cancers as well as refractory cancer that has progressed despite previous chemotherapy. In preclinical studies MPC-2130 has demonstrated significant cancer cell killing activity in ovarian cancer, prostate cancer and two lymphoma cell lines, Burkitt’s lymphoma and T-cell lymphoma.  MPC-2130 was also shown to be effective against cancers that have developed multiple drug resistance.

We also have a number of drug candidates in late-stage preclinical development, including a drug candidate for AIDS.  MPI-49839, our drug candidate for AIDS, has demonstrated strong anti-HIV activity and has been shown to be effective against many of the drug resistant strains of HIV.  MPI-49839 is in late-stage preclinical formulation in preparation for future human clinical testing.

We also have developed and commercialized a number of innovative predictive medicine products, including BRACAnalysis®, which assesses a woman’s risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP®, which determine a person’s risk of developing colon cancer, and MELARIS®, which assesses a person’s risk of developing malignant melanoma, a deadly form of skin cancer.  In the United States we market these products using our own 100 person sales force.  Predictive medicine revenues were $17.5 million and $32.0 million for the three and six months ended December 31, 2004, respectively.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products and research payments.  We have yet to attain profitability and, for three and six months ended December 31, 2004, we had net losses of $10.0 million and $20.0 million, respectively.  As of December 31, 2004 we had an accumulated deficit of $159.3 million.

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

Predictive medicine revenues include revenues from the sale of predictive medicine products, related marketing agreements, and forensic DNA analysis fees.  Predictive medicine revenue is recognized upon completion of the test or analysis and communication of results.  Up-front payments related to marketing agreements are recognized ratably over the life of the agreement.

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

Investments in Privately-Held Companies.  We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed.  The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments.  Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee’s underlying research and development efforts, the likelihood that the investee’s current research projects will result in a marketable product, and the investee’s expected future cash flows.  Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at December 31, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. We currently account for our stock-based compensation using the intrinsic method as defined in Accounting Principles Board (APB) Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans or employee stock purchase plan in our consolidated financial statements. Statement 123R is effective for interim or annual periods beginning after June 15, 2005.  We are currently analyzing this new pronouncement to determine the impact on our financial statements.

Results of Operations for the Three Months Ended December 31, 2004 and 2003

Predictive medicine revenues for the three months ended December 31, 2004 were $17.5 million compared to $10.4 million for the same three months in 2003, an increase of 68%.  Predictive medicine revenue is comprised primarily of sales of predictive medicine products, and also includes some marketing fees and forensic DNA analysis fees.  Increased sales, marketing, and education efforts, coupled with recent publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the three months ended December 31, 2004.  There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Research revenues for the three months ended December 31, 2004 were $2.1 million compared to $3.7 million for the same three months in 2003.  Related party research revenues included in total research revenues for the three months ended December 31, 2004 and 2003 were $0 and $0.9 million, respectively.  Related party research revenue is comprised of certain research services performed for Prolexys Pharmaceuticals, Inc., which is 49% owned by us.  The agreement to provide these research services was terminated effective January 26, 2004.  This 43% decrease in total research revenue is primarily attributable to the termination of this agreement and the successful completion of one of our research collaborations with a corporate partner.  Current levels of research revenues reflect our continued focus on internal drug development programs and de-emphasis of external research collaborations.  Research revenue from our research collaboration agreements is recognized using a proportional performance methodology.  Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

Predictive medicine cost of revenue for the three months ended December 31, 2004 was $5.1 million compared to $3.4 million for the same three months in 2003.  This increase of 49% in predictive medicine cost of revenue is primarily due to the 68% increase in predictive medicine revenues for the three months ended December 31, 2004 compared to the same three months in 2003.  This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business.  Our technology and efficiency improvements also contributed to an increase in our gross profit margin, which was 71% for the three months ended December 31, 2004 compared to 67% for the same three months in 2003.  There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

Research and development expenses for the three months ended December 31, 2004 were $14.5 million compared to $13.3 million for the same three months in 2003.  This increase of 9% was primarily due to increased costs associated with our ongoing clinical trials and increases in our drug discovery and drug development programs.  These increases added approximately $4.9 million to our research and development expenses for the three months ended December 31, 2004 compared to the same three months in 2003.  These increases were partially offset by the completion of one of our research collaborations and the settlement of a legal dispute with a third party, which resulted in decreased research and development expenses of approximately $3.7 million for the three months ended December 31, 2004 compared to the same three months in 2003.  We expect our research and development expenses to continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses for the three months ended December 31, 2004 were $10.6 million compared to $7.8 million for the same three months in 2003.  Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources, business development, allocated facilities expenses and other corporate expenses.  This increase of 37% was partially attributable to increased sales and marketing commissions and expenses incurred to support growth in our predictive medicine business, which resulted in an increase of approximately $1.3 million to our selling, general, and administrative expense for the three months ended December 31, 2004 compared to the same three months in 2003.  In addition, general corporate expenses in support of our predictive medicine business and therapeutic product development efforts resulted in an increase of approximately $1.5 million to our selling, general, and administrative expense for the three months ended December 31, 2004 compared to the same three months in 2003.  We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Results of Operations for the Six Months Ended December 31, 2004 and 2003

Predictive medicine revenues for the six months ended December 31, 2004 were $32.0 million compared to $18.5 million for the same six months in 2003, an increase of 73%.  Increased sales, marketing, and education efforts, coupled with recent publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the six months ended December 31, 2004.  There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Research revenues for the six months ended December 31, 2004 were $4.4 million compared to $9.3 million for the same six months in 2003.  Related party research revenues included in total research revenues for the six months ended December 31, 2004 and 2003 were $0 and $1.5 million, respectively.  This 53% decrease in total research revenue is primarily attributable to the successful completion of one of our research collaborations with a corporate partner.  Research revenue from our research collaboration agreements is recognized using a proportional performance methodology.  Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

Predictive medicine cost of revenue for the six months ended December 31, 2004 was $9.4 million compared to $6.2 million for the same six months in 2003.  This increase of 51% in predictive medicine cost of revenue is primarily due to the 73% increase in predictive medicine revenues for the six months ended December 31, 2004 compared to the same six months in 2003.  This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business.  Our technology and efficiency improvements also contributed to an increase in our gross profit margin, which was 71% for the six months ended December 31, 2004 compared to 66% for the same six months in 2003.  There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

Research and development expenses for the six months ended December 31, 2004 were $27.7 million compared to $26.3 million for the same six months in 2003.  This increase of 5% was primarily due to increased costs associated with our ongoing clinical trials and increases in our drug discovery and drug development programs. These increases added approximately $8.5 million to our research and development expenses for the six months ended December 31, 2004 compared to the same six months in 2003.  These increases were partially offset by the completion of one of our research collaborations which resulted in decreased research and development expenses of approximately $7.1 million for the six months ended December 31, 2004 compared to the same six months in 2003.  We expect our research and development expenses to continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses for the six months ended December 31, 2004 were $20.6 million compared to $15.9 million for the same six months in 2003.  This increase of 30% was primarily attributable to increased sales and marketing commissions and expenses incurred to support growth in our predictive medicine business, which resulted in an increase of approximately $2.7 million to our selling, general, and administrative expense for the six months ended December 31, 2004 compared to the same six months in 2003.  In addition, general corporate expenses in support of our predictive medicine business and therapeutic product development efforts resulted in an increase of approximately $2.0 million to our selling, general, and administrative expense for the six months ended December 31, 2004 compared to the same six months in 2003.  We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $17.1 million or 12% from $141.8 million at June 30, 2004 to $124.7 million at December 31, 2004.  This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to increased expenditures for our ongoing clinical trials, internal drug development programs and other expenditures incurred in the ordinary course of business.  As a result of changes in interest rates and cash, cash equivalents, and marketable investment securities, interest income for the three and six months ended December 31, 2004 was $0.7 million and $1.3 million, compared to $0.5 million and $1.1 million for the same three and six months in 2003, an increase of 30% and 20%, respectively.

Net cash used in operating activities was $16.1 million during the six months ended December 31, 2004 compared to $20.4 million used in operating activities during the same six months in 2003.  Trade accounts receivable increased $4.4 million between June 30, 2004 and December 31, 2004, primarily due to increases in predictive medicine sales during the same period.  Prepaid expenses decreased by $2.0 million between June 30, 2004 and December 31, 2004, primarily due to the usage of lab supplies previously purchased at a discount.  Accrued liabilities increased by $1.5 million between June 30, 2004 and December 31, 2004, primarily as a result of activities related to our clinical trials and drug development programs.

Our investing activities used cash of $6.3 million during the six months ended December 31, 2004 and provided cash of $0.8 million during the same six months in 2003.  Investing activities were comprised primarily of purchases and maturities of marketable investment securities and capital expenditures for research equipment.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. These forward-looking statements are based on management’s current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth or implied by the forward-looking statements. These include, but are not limited to: our inability to further identify, develop and achieve commercial success for new products and technologies; our ability to discover drugs that are safer and more efficacious than our competitors; our ability to develop predictive medicine products that help determine which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, or that clinical trials will be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2004, which has been filed with the Securities and Exchange Commission.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur.  Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent forward-looking statements attributable to the Company or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

The securities held in our investment portfolio are subject to interest rate risk.  Changes in interest rates affect the fair market value of the marketable investment securities.  After a review of our marketable securities as of December 31, 2004, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On November 11, 2004, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”).  A quorum of 25,235,012 shares of Common Stock of the Company (of a total of 30,662,206 shares outstanding as of the record date, or 82.30%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1.                                       To elect three members to the Board of Directors to serve three-year terms until the 2007 Annual Meeting and until their successors are duly elected and qualified.  The nominees for Director were Peter D. Meldrum, Mark H. Skolnick, Ph.D., and Linda S. Wilson, Ph.D.

2.                                       To approve a proposed amendment to the Company’s 2003 Employee, Director and Consultant Stock Option Plan to increase the number of shares of our common stock available for issuance under this plan.

3.                                       To approve a proposed amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of our common stock available for issuance under this plan.

4.                                       To consider and act upon a proposal to ratify the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending June 30, 2005.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:

	FOR	WITHHELD
Peter D. Meldrum	23,988,713	1,246,299
Mark H. Skolnick, Ph.D.	22,178,220	3,056,792
Linda S. Wilson, Ph.D.	22,253,797	2,981,215

Immediately following the Annual Meeting, Robert S. Attiyeh, John T. Henderson, M.D., and Dale S. Stringfellow, Ph.D. continued to serve as Directors for terms expiring at the 2006 Annual Meeting, and Walter Gilbert, Ph.D., Arthur H. Hayes, Jr., M.D., and Dennis H. Langer, M.D., J.D. continued to serve as Directors for terms expiring at the 2005 Annual Meeting, and until their successors are duly elected and qualified.

Proposal 2:

For	13,424,300
Against	5,396,109
Abstain	26,625
Broker Non-vote	6,387,978

Proposal 3:

For	17,736,655
Against	1,071,312
Abstain	39,067
Broker Non-vote	6,387,978

Proposal 4:

For	24,412,656
Against	125,592
Abstain	696,764
Broker Non-vote	—

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

MYRIAD GENETICS, INC.

Date:	February 8, 2005	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer

Date:	February 8, 2005	By:	/s/ Jay M. Moyes
Jay M. Moyes
Vice President of Finance
Principal financial and chief accounting officer