Form 10-Q
period 2005-03-31
MYRIAD GENETICS INC
filed 2005-05-04
CIK 899923

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No☐

As of May 1, 2005 the registrant had 30,770,415 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)	Mar. 31, 2005	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$48,393	$83,983
Marketable investment securities	29,701	31,383
Prepaid expenses	5,388	7,279
Trade accounts receivable, less allowance for doubtful accounts of $1,395 at Mar. 31, 2005 and $1,205 at June 30, 2004	16,173	13,994
Other receivables	1,116	554

Total current assets	100,771	137,193

Equipment and leasehold improvements:
Equipment	36,068	34,212
Leasehold improvements	7,812	7,692

	43,880	41,904
Less accumulated depreciation and amortization	28,298	24,565

Net equipment and leasehold improvements	15,582	17,339
Long-term marketable investment securities	37,189	26,473
Other assets	7,038	7,351

	$160,580	$188,356

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,899	$7,938
Accrued liabilities	7,305	5,933
Deferred revenue	1,335	1,209

Total current liabilities	16,539	15,080
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 30,760 at Mar. 31, 2005 and 30,623 at June 30, 2004	308	306
Additional paid-in capital	313,814	312,453
Accumulated other comprehensive loss	(784)	(212)
Accumulated deficit	(169,297)	(139,271)

Total stockholders' equity	144,041	173,276

	$160,580	$188,356

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Mar. 31, 2005	Mar. 31, 2004	Mar. 31, 2005	Mar. 31, 2004
Revenues:
Predictive medicine revenue	$18,386	$11,699	$50,350	$30,209
Research revenue	1,575	1,909	5,960	9,761
Related party research revenue	—	148	—	1,606

Total research revenue	1,575	2,057	5,960	11,367

Total revenues	19,961	13,756	56,310	41,576
Costs and expenses:
Predictive medicine cost of revenue	5,297	3,709	14,667	9,916
Research and development expense	15,540	12,390	43,218	38,693
Selling, general and administrative expense	9,834	8,821	30,429	24,680

Total costs and expenses	30,671	24,920	88,314	73,289

Operating loss	(10,710)	(11,164)	(32,004)	(31,713)
Other income (expense):
Interest income	724	473	2,044	1,569
Other	—	(5)	(66)	(15)

	724	468	1,978	1,554

Net loss	$(9,986)	$(10,696)	$(30,026)	$(30,159)

Basic and diluted loss per share	$(0.32)	$(0.39)	$(0.98)	$(1.11)

Basic and diluted weighted average shares outstanding	30,749	27,148	30,693	27,114

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	Mar. 31, 2005	Mar. 31, 2004
Cash flows from operating activities:
Net loss	$(30,026)	$(30,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,546	4,307
Loss on disposition of assets	66	15
Bad debt expense	1,413	906
Changes in operating assets:
Trade accounts receivable	(3,592)	(2,805)
Other receivables	(562)	8,309
Related party receivables	—	150
Prepaid expenses	1,891	(621)
Accounts payable	(39)	(2,527)
Accrued liabilities	1,372	(701)
Deferred revenue	126	(1,269)

Net cash used in operating activities	(24,805)	(24,395)

Cash flows from investing activities:
Capital expenditures	(2,442)	(2,876)
Purchase of other assets	(100)	(100)
Purchases of marketable investment securities	(42,904)	(33,738)
Proceeds from sales and maturities of marketable investment securities	33,298	45,810

Net cash (used in) provided by investing activities	(12,148)	9,096

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,363	608

Net cash provided by financing activities	1,363	608

Net decrease in cash and cash equivalents	(35,590)	(14,691)
Cash and cash equivalents at beginning of period	83,983	61,603

Cash and cash equivalents at end of period	$48,393	$46,912

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. Operating results for the three and nine month periods ended March 31, 2005 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

(2) Stock-Based Compensation

        In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan, which, together with our earlier stock option plan, is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant and as of March 31, 2005 no modifications had been made to any of the awards. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
(in thousands, except per share amounts)
	2005	2004	2005	2004
Net loss, as reported	$(9,986)	$(10,696)	$(30,026)	$(30,159)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(6,198)	(5,961)	(19,090)	(18,721)

Pro forma net loss	$(16,184)	$(16,657)	$(49,116)	$(48,880)

Loss per share:
Basic and diluted—as reported	$(0.32)	$(0.39)	$(0.98)	$(1.11)

Basic and diluted—pro forma	$(0.53)	$(0.61)	$(1.60)	$(1.80)

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment. Statement 123R sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. Statement 123R will become effective for the Company beginning July 1, 2005. On April 14, 2005 the Company accelerated the vesting of unvested stock options previously awarded to employees and non-employee members of the board of directors under the Company's 2002 and 2003 stock option plans in order to avoid estimated charges of approximately $25 million to future periods under the requirements of Statement 123R, as the options would have vested under their unmodified terms. Approximately 3.5 million options were accelerated, of which 1.7 million belong to executive officers and non-employee members of the board of directors. As a result of the acceleration of the vesting of the unvested options, the Company recognized an expense of approximately $231,000 on the date of acceleration.

(3) Comprehensive Loss

        The components of the Company's comprehensive loss are as follows (in thousands):

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
	2005	2004	2005	2004
Net loss	$(9,986)	$(10,696)	$(30,026)	$(30,159)
Unrealized loss on available-for-sale securities	(381)	(46)	(572)	(446)

Comprehensive loss	$(10,367)	$(10,742)	$(30,598)	$(30,605)

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

        As of March 31, 2005 and 2004, there were antidilutive potential common shares of 7,455,375 and 5,961,633, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

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

(in thousands)	Research	Predictive medicine	Drug development	Total
Three months ended Mar. 31, 2005:
Revenues	$1,575	$18,386	$—	$19,961
Depreciation and amortization	516	520	487	1,523
Segment operating gain (loss)	(4,403)	4,603	(10,910)	(10,710)
Three months ended Mar. 31, 2004:
Revenues	2,057	11,699	—	13,756
Depreciation and amortization	570	445	437	1,452
Segment operating gain (loss)	(5,545)	1,828	(7,447)	(11,164)
Nine months ended Mar. 31, 2005:
Revenues	5,960	50,350	—	56,310
Depreciation and amortization	1,620	1,510	1,416	4,546
Segment operating gain (loss)	(11,454)	10,550	(31,100)	(32,004)
Nine months ended Mar. 31, 2004:
Revenues	11,367	30,209	—	41,576
Depreciation and amortization	1,718	1,308	1,281	4,307
Segment operating gain (loss)	(12,944)	1,818	(20,587)	(31,713)
	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
(in thousands)
	2005	2004	2005	2004
Total operating loss for reportable segments	$(10,710)	$(11,164)	$(32,004)	$(31,713)
Interest income	724	473	2,044	1,569
Other	—	(5)	(66)	(15)

Net loss	$(9,986)	$(10,696)	$(30,026)	$(30,159)

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

        Myriad researchers have made important discoveries in the fields of Alzheimer's disease, cancer, and infectious diseases such as AIDS. We intend to independently develop and, subject to regulatory approval, market our therapeutic products in these areas. These discoveries point to novel disease pathways that may pave the way for the development of new classes of drugs.

        On May 2, 2005, we announced the preliminary results of our phase 2 human clinical study of Flurizan™ in patients with mild to moderate Alzheimer's disease which was conducted in the United Kingdom and Canada. Based on our preliminary analysis of the results of the phase 2 trial, Flurizan™ did not achieve statistical significance in patients with mild to moderate Alzheimer's disease; however, a positive trend was observed on all three primary endpoints in patients with mild Alzheimer's disease on the 800 mg twice-daily dose. Additional information on the phase 2 results will be presented at the Alzheimer's Association International Conference on Prevention of Dementia in Washington D.C. in June 2005.

        Flurizan™ is also the subject of a phase 3 human clinical study to determine its ability to alter the course of cognitive decline and behavioral change in patients with Alzheimer's disease. When fully enrolled the trial will be conducted in approximately 750 patients with mild to moderate Alzheimer's disease at approximately 100 centers in the United States. Based on our continued analysis of the phase 2 results, modifications may be made to the phase 3 clinical trial of Flurizan™, but no determinations have been made in that regard as of the current date. Flurizan™ is also the subject of a large, multi-center phase 2/3 human clinical trial in the U.S. for the treatment of patients with pre-metastatic prostate cancer.

        Our cancer drug candidate, MPC-6827, is currently the subject of a phase 1 clinical study designed to evaluate its safety and pharmacokinetic profile in patients with advanced solid tumors, in an escalating dose regimen. In preclinical testing MPC-6827 has demonstrated the ability to inhibit tumor growth in animal models of human melanoma and cancers of the ovary, breast, prostate, colon, and pancreas. In preclinical testing MPC-6827 has also been demonstrated to be effective against cancers that have developed multiple drug resistance.

        Because of its demonstrated ability to cross the blood-brain barrier, on March 1, 2005 we announced the initiation of an additional phase 1 clinical study designed to evaluate the safety and pharmacokinetic profile of MPC-6827 in patients with metastatic brain cancer.

        Our cancer drug candidate MPC-2130, a broad-acting inducer of programmed cell death, or apoptosis is currently the subject of a phase 1 clinical study. The study is designed to evaluate its safety and pharmacokinetic profile in patients with advanced metastatic tumors or blood cancers as well as refractory cancer that has progressed despite previous chemotherapy. In preclinical studies MPC-2130 has demonstrated cancer cell killing activity in ovarian cancer, prostate cancer and two lymphoma cell lines, Burkitt's lymphoma and T-cell lymphoma. MPC-2130 was also shown to be effective against cancers that have developed multiple drug resistance.

        We also have developed and commercialized a number of innovative predictive medicine products, including BRACAnalysis®, which assesses a woman's risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP®, which determine a person's risk of developing colon cancer, and MELARIS®, which assesses a person's risk of developing malignant melanoma, a deadly form of skin cancer. In the United States we market these products using our own 100 person sales force. Predictive medicine revenues were $18.4 million and $50.4 million for the three and nine months ended March 31, 2005, respectively.

        We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products and research payments. We have yet to attain profitability and, for the three and nine months ended March 31, 2005, we had net losses of $10.0 million and $30.0 million, respectively. As of March 31, 2005 we had an accumulated deficit of $169.3 million.

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

        Investments in Privately-Held Companies.    We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee's underlying research and development efforts, the likelihood that the investee's current research projects will result in a marketable product, and the investee's expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at March 31, 2005.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment. Statement 123R sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. We currently account for our stock-based compensation using the intrinsic method as defined in Accounting Principles Board (APB) Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans or employee stock purchase plan in our consolidated financial statements as of March 31, 2005. Statement 123R will become effective for our fiscal year beginning July 1, 2005. In anticipation of adopting Statement 123R, on April 14, 2005 we announced that we had accelerated the vesting of unvested stock options previously awarded to employees and non-employee members of the board of directors under the Company's 2002 and 2003 stock option plans. As a result of the acceleration of vesting for unvested options we do not anticipate that Statement 123R will have a material impact on our financial statements at the time of adoption.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

        Predictive medicine revenues for the three months ended March 31, 2005 were $18.4 million compared to $11.7 million for the same three months in 2004, an increase of 57%. Predictive medicine revenue is comprised primarily of sales of predictive medicine products, and also includes some marketing fees and forensic DNA analysis fees. Increased sales, marketing, and education efforts, coupled with recent publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the three months ended March 31, 2005. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Research revenues for the three months ended March 31, 2005 were $1.6 million compared to $2.1 million for the same three months in 2004. This 23% decrease in research revenue is primarily attributable to the successful completion of one of our research collaborations with a corporate partner. Current levels of research revenues reflect our continued focus on internal drug development programs and de-emphasis of external research collaborations. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

        Predictive medicine cost of revenue for the three months ended March 31, 2005 was $5.3 million compared to $3.7 million for the same three months in 2004. This increase of 43% in predictive medicine cost of revenue is primarily due to the 57% increase in predictive medicine revenues for the three months ended March 31, 2005 compared to the same three months in 2004. This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business. Our technology and efficiency improvements also contributed to an increase in our gross profit margin, which was 71% for the three months ended March 31, 2005 compared to 68% for the same three months in 2004. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

        Research and development expenses for the three months ended March 31, 2005 were $15.5 million compared to $12.4 million for the same three months in 2004. This increase of 25% was primarily due to increased costs associated with our ongoing clinical trials and increases in our drug discovery and drug development programs. We expect our research and development expenses to continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

        Selling, general and administrative expenses for the three months ended March 31, 2005 were $9.8 million compared to $8.8 million for the same three months in 2004. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources, business development, allocated facilities expenses and other corporate expenses. This increase of 11% was primarily attributable to increased sales and marketing commissions and expenses incurred to support the 57% increase in our predictive medicine business. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Results of Operations for the Nine months Ended March 31, 2005 and 2004

        Predictive medicine revenues for the nine months ended March 31, 2005 were $50.4 million compared to $30.2 million for the same nine months in 2004, an increase of 67%. Increased sales, marketing, and education efforts, coupled with recent publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the nine months ended March 31, 2005. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

        Research revenues for the nine months ended March 31, 2005 were $6.0 million compared to $11.4 million for the same nine months in 2004. Related party research revenues included in total research revenues for the nine months ended March 31, 2005 and 2004 were $0 and $1.6 million, respectively. Related party research revenue is comprised of certain research services performed for Prolexys Pharmaceuticals, Inc., which is 49% owned by us. The agreement to provide these research services was terminated effective January 26, 2004. The 48% decrease in total research revenue is primarily attributable to the successful completion of two of our research collaborations with corporate partners. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

        Predictive medicine cost of revenue for the nine months ended March 31, 2005 was $14.7 million compared to $9.9 million for the same nine months in 2004. This increase of 48% in predictive medicine cost of revenue is primarily due to the 67% increase in predictive medicine revenues for the nine months ended March 31, 2005 compared to the same nine months in 2004. This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business. Our technology and efficiency improvements also contributed to an increase in our gross profit margin, which was 71% for the nine months ended March 31, 2005 compared to 67% for the same nine months in 2004. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

        Research and development expenses for the nine months ended March 31, 2005 were $43.2 million compared to $38.7 million for the same nine months in 2004. This increase of 12% was primarily due to increased costs associated with our ongoing clinical trials and increases in our drug discovery and drug development programs. These increases added approximately $10.5 million to our research and development expenses for the nine months ended March 31, 2005 compared to the same nine months in 2004. These increases were partially offset by the completion of two of our research collaborations which resulted in decreased research and development expenses of approximately $6.0 million for the nine months ended March 31, 2005 compared to the same nine months in 2004. We expect our research and development expenses to continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

        Selling, general and administrative expenses for the nine months ended March 31, 2005 were $30.4 million compared to $24.7 million for the same nine months in 2004. This increase of 23% was primarily attributable to increased sales and marketing commissions and expenses incurred to support the 67% growth in our predictive medicine business, which resulted in an increase of approximately $4.0 million to our selling, general, and administrative expense for the nine months ended March 31, 2005 compared to the same nine months in 2004. In addition, general corporate expenses in support of our predictive medicine business and therapeutic product development efforts resulted in an increase of approximately $1.7 million to our selling, general, and administrative expense for the nine months ended March 31, 2005 compared to the same nine months in 2004. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Liquidity and Capital Resources

        Cash, cash equivalents, and marketable investment securities decreased $26.6 million or 19% from $141.8 million at June 30, 2004 to $115.3 million at March 31, 2005. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to increased expenditures for our ongoing clinical trials, internal research and drug development programs and other expenditures incurred in the ordinary course of business. As a result of changes in interest rates and cash, cash equivalents, and marketable investment securities, interest income for the three and nine months ended March 31, 2005 was $0.7 million and $2.0 million, compared to $0.5 million and $1.6 million for the same three and nine months in 2004, an increase of 53% and 30%, respectively.

        Net cash used in operating activities was $24.8 million during the nine months ended March 31, 2005 compared to $24.4 million used in operating activities during the same nine months in 2004. Trade accounts receivable increased $3.6 million between June 30, 2004 and March 31, 2005, primarily due to increases in predictive medicine sales during the same period. Prepaid expenses decreased by $1.9 million between June 30, 2004 and March 31, 2005, primarily due to the usage of lab supplies previously purchased at a discount. Accrued liabilities increased by $1.4 million between June 30, 2004 and March 31, 2005, primarily as a result of activities related to our clinical trials and drug development programs.

        Our investing activities used cash of $12.1 million during the nine months ended March 31, 2005 and provided cash of $9.1 million during the same nine months in 2004. Investing activities were comprised primarily of purchases and maturities of marketable investment securities and capital expenditures for research equipment.

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

        On April 7, 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-123914) with the Securities and Exchange Commission for the sale of up to $300 million of various types of securities upon filing of a prospectus supplement with the SEC. The filing was declared effective by the SEC on April 20, 2005. This filing includes the securities that had been available for sale under our shelf registration statement on Form S-3 (Registration No. 333-73124) filed previously on November 9, 2001. Because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time.

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

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. These forward-looking statements are based on management's current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth or implied by the forward-looking statements. These include, but are not limited to: our inability to further identify, develop and achieve commercial success for new products and technologies; our ability to discover drugs that are safer and more efficacious than our competitors; our ability to develop predictive medicine products that help determine which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, or that clinical trials will be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2004, which has been filed with the Securities and Exchange Commission.

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

        The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of March 31, 2005, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

(a)
Exhibits

10.1
Form of 2005 Executive Retention Agreements.

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

MYRIAD GENETICS, INC.
Date: May 3, 2005	By:	/s/ PETER D. MELDRUM Peter D. Meldrum President and Chief Executive Officer (Principal executive officer)
Date: May 3, 2005	By:	/s/ JAY M. MOYES Jay M. Moyes Vice President of Finance and Chief Financial Officer (Principal financial and chief accounting officer)