Form 10-K
period 2005-06-30
MYRIAD GENETICS INC
filed 2005-09-09
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Common Stock, $.01 Par Value Per Share

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $585,252,144.

As of September 1, 2005 the registrant had 30,897,238 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 2005.

PART I

Item 1. BUSINESS

Overview

We are a leading biotechnology company focused on the development and marketing of novel therapeutic and molecular diagnostic products. We employ a number of proprietary technologies that permit us to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease. We use this information to guide the development of new healthcare products that will treat major diseases and assess a person’s risk of disease later in life.

We believe that the future of medicine lies in the creation of new classes of drugs that treat the underlying cause, not just the symptoms, of disease and that may be useful in disease prevention. By understanding the genetic basis of disease, we believe we will be able to develop drugs that are safer and more efficacious. In addition, we believe that advances in the emerging field of predictive medicine will improve our ability to determine which patients are subject to a greater risk of developing these diseases and who therefore would benefit from preventive therapies.

Myriad researchers have made important discoveries in the fields of cancer, Alzheimer’s disease, and infectious diseases such as AIDS. These discoveries point to novel disease pathways that may pave the way for the development of new classes of drugs. We intend to develop and, subject to regulatory approval, market our therapeutic products in the area of cancer, viral disease, and Alzheimer’s disease.

Flurizan™, our lead therapeutic candidate for the treatment of Alzheimer’s disease, is the first in a new class of drug candidates known as selective amyloid beta lowering agents (SALAs). Flurizan™ recently completed a Phase 2 human clinical trial in patients with mild to moderate Alzheimer’s disease. The study found that patients with mild Alzheimer’s disease who received the 800 mg twice-daily dose of Flurizan™ achieved between 34 to 45 percent slowing in decline on the three primary endpoints (activities of daily living, overall function and cognitive ability). A 20% or greater slowing in decline is generally regarded as clinically relevant. Flurizan™ appeared to be well tolerated by Alzheimer’s patients in the Phase 2 study and adverse events were generally mild and non-specific and did not differ significantly between placebo and treated groups. We have initiated enrollment in a Phase 3 study in patients with mild Alzheimer’s disease. This two-arm study (800 mg twice daily and placebo) will enroll 800 patients per arm.

Flurizan™ is also in a Phase 2/3 human clinical trial in the U.S. for the treatment of patients with pre-metastatic prostate cancer. This clinical trial is a three arm (800 mg twice daily, 800 mg once daily, and placebo) 80 patients per arm study being conducted at 56 centers in the United States and Canada.

Our drug candidate MPC-6827 is a novel, small molecule tubulin inhibitor and is being studied in two Phase 1 human clinical trials. These trials use an escalating dose regimen designed to evaluate the safety and pharmacokinetic profile of MPC-6827 in patients with advanced solid tumors or metastatic brain tumors. In preclinical studies MPC-6827 demonstrated the ability to effectively cross the blood-brain barrier and was not subject to multiple drug resistance.

Also in the Phase 1 clinical trial stage is our drug candidate MPC-2130, a novel apoptosis inducing small molecule. The study is designed to evaluate the safety and pharmacokinetic profile of MPC-2130 in patients with advanced metastatic tumors or blood cancers as well as refractory cancer that has progressed despite previous chemotherapy. In preclinical studies MPC-2130 demonstrated cancer cell killing activity in ovarian cancer and prostate cancer as well as two lymphoma cell lines, Burkitt’s lymphoma and T-cell lymphoma.

We also have a number of drug candidates in late-stage preclinical development in the areas of cancer, CNS, and AIDS.

As published in the scientific journal Cell, our scientists and their collaborators discovered the viral budding mechanism in HIV and other viruses. This discovery led to the development of MPI-49839, a viral budding/maturation inhibitor and new class of drug candidates for the treatment of AIDS. MPI-49839 has demonstrated strong anti-HIV activity and has been shown to be effective against many of the drug resistant strains of HIV. MPI-49839 is in late-stage preclinical formulation in preparation of human clinical testing in the future.

We also have developed and commercialized a number of innovative predictive medicine products, including BRACAnalysis®, which assesses a woman’s risk of developing breast and ovarian cancer, COLARIS® and COLARIS AP®, which assess a person’s risk of developing colon cancer, and MELARIS®, which assesses a person’s risk of developing malignant melanoma, a deadly form of skin cancer. We market these products through our own 115 person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Predictive medicine revenues were $71.3 million for the year ended June 30, 2005, an increase of 65% over the prior year ended June 30, 2004.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products and research payments. We have yet to attain profitability and, for year ended June 30, 2005, we had a net loss of $40.0 million. As of June 30, 2005 we had an accumulated deficit of $179.2 million.

We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuation of human clinical trials, the launch of new predictive medicine products, the performance of our internal research and development programs, and expansion of our facilities. We incurred research and development expenses of $59.2 million, $50.7 million, and $47.6 million for the years ended June 30, 2005, 2004, and 2003 respectively. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and predictive medicine businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Business Strategy

We believe that the future of medicine lies in the creation of new classes of drugs that are safer and more effective; drugs that not only treat disease but that also prevent disease from occurring. We also believe that the emerging field of predictive medicine will revolutionize the practice of medicine by identifying and then reducing an individual’s risk of developing diseases later in life.

Understanding the cause of disease at the molecular level can be very useful in determining how best to treat the disease. Historically, technologies used to discover pharmaceutical products that treat the symptoms of diseases have been less effective against complex diseases that arise through a combination of genetic and environmental factors, such as cancer and Alzheimer’s disease. In order to treat complex diseases effectively, it is imperative to understand how the body uses its genetic information, how the disruption of important biological pathways can lead to disease, and how drugs can be developed to prevent, modify, or halt disease progression. As we learn more about the genetic basis of disease, we believe that we will be able to develop drugs that are safer and more efficacious.

Our business strategy is to understand the relationship between genes, proteins and human diseases in order to develop the next generation of therapeutic and molecular diagnostic products. Through our proprietary technologies, we believe we are uniquely positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease, and to develop novel therapeutic and predictive medicine products. Our business strategy includes the following key elements:

•	Discover important disease genes, understand their function and determine their role in human disease. We will continue to use our proprietary technologies, combined with our bioinformatics and robotic technologies, to efficiently discover important genes and proteins and to understand their role in human disease. These technologies enable us to go beyond a single gene, protein or drug target and explore a large number of potential drug targets involved in a disease pathway. We also use a large array of molecular risk phenotypes to simultaneously screen hundreds of genes against dozens of important diseases. We believe these technologies provide us with a significant competitive advantage and numerous product opportunities.

•	Develop and commercialize therapeutic products. We will continue to employ our assay development and high-throughput screening technologies to rapidly identify lead compounds for potential drug development. We intend to take selected drug candidates, particularly in the area of cancer, viral diseases, and Alzheimer’s disease, through the clinical development process independently. We are focusing on these indications due to the large unmet medical need for effective and less toxic drugs, and the oftentimes shorter and less expensive clinical trials resulting from potential fast track review status that the FDA has typically afforded drugs in these areas. Finally, we hope to be able to leverage the expertise of our existing oncology sales force in the marketing of novel cancer therapies.

•	Acquire promising drug candidates and biomarkers/genes from other organizations. We will continue to take advantage of in-licensing opportunities to augment our in-house product development programs. We recognize that we can’t discover everything ourselves and can benefit from the research performed at other organizations. We hope to leverage our financial strength and product development expertise to acquire new product opportunities in our therapeutic and molecular diagnostic areas of focus.

•	Grow and expand our molecular diagnostic business. We will continue to increase the domestic and foreign market penetration of our existing predictive medicine products and create additional products to capitalize on the emerging areas of predictive medicine. Additionally, we will pursue new products and business opportunities in the area of personalized medicine. Because complex diseases are caused by a variety of different factors and patients have genetic differences, we believe that a single drug won’t be effective in all patients. By understanding these different genetic factors, personalized medicine may assist physicians in both selecting the best therapy for a particular patient and prescribing optimal dosage for that patient.

•	Capitalize on our strategic alliances with major pharmaceutical companies. We will continue to enter into strategic alliances with large pharmaceutical companies to develop and commercialize novel drug targets and drug candidates in areas outside our primary focus. Ideally, we plan to partner these compounds with major pharmaceutical companies prior to pursuing human clinical trials. This will shift much of the financial risk associated with later stage drug development to our partners, while permitting us to benefit from our partners’ drug development expertise and marketing strength.

Drug Discovery and Development

The pharmaceutical industry has been successful in developing medicines to treat the symptoms of disease. However, as the current generation of compounds nears the end of its patent protection, the industry has begun to seek new approaches to disease treatment. We believe that the future of medicine will be in the creation of new drugs that either prevent disease from initially developing or prevent disease from progressing by treating the cause of disease. We are using our broad, proprietary technologies to develop lead compounds and intend to take these drug candidates through human clinical trials.

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

Our drug discovery and development programs typically involve the following steps:

•

Target Discovery. Target discovery involves identifying novel genes and proteins related to susceptibility, onset or progression of disease. A better understanding of disease frequently results from the identification of disease-related proteins and the subsequent understanding of their function. Our high-throughput target discovery systems use an integrated instrumentation platform and bioinformatics software custom designed by our scientists and software engineers. We have expanded this system to incorporate the introduction of a large number of genes and research populations, permitting the rapid comparison of novel mutations in genes between individuals with diseases and healthy individuals drawn from the same population. This high-throughput, automated system enables us to rapidly detect genes and proteins that are highly correlated with disease, and in many instances can be shown to be causal.

•	Biological Pathway and Protein Function. Proteins control virtually all cellular processes, including important disease processes. The determination of a protein’s function and clarifying the role of a protein in the biological pathway of a disease may lead to the identification of key regulators in that pathway. Using our high-throughput technologies, we screen target proteins with our proprietary libraries constructed from a variety of different tissues and organs, such as heart, brain, kidney, liver, breast and prostate. We apply our proprietary automation and robotic capabilities to the protein search process to allow high-throughput processing of protein interactions. Each drug target and its interacting partners form a network, which reads like a map, positioning the target in the disease pathway and tracing the target’s role in that pathway.

•	Target Validation. After identifying an important disease-related protein, the drug target must be validated to confirm that it is at a control point in a disease-related pathway and that modulation of the target has a beneficial pharmacologic effect. If through the validation process a protein is not qualified to serve as a drug target, other proteins in the same disease pathway can be examined as potential targets. We employ RNA interference, dominant negative, and over-expression technologies to validate our drug targets and provide valuable information concerning their function. We are able to gain an important insight into understanding a protein’s method of action and function by observing the effects of over expressing or under expressing the protein.

•	Assay Development and High-Throughput Screening. A specific assay must be developed for each validated drug target to identify compounds that inhibit or activate the target. To identify potential drug candidates, a target is tested through high-throughput screening against our chemically diverse library, comprised of over 300,000 different small molecule compounds. The screening process frequently produces several compounds that interact with the identified drug target. We have the capability of making cell-based assays, enzyme assays, and assays that identify the disruption of a protein interaction. Our high-throughput screening is highly automated, using robot workstations and a proprietary computerized management system that monitors each step of the process, confirms that each step has been performed to eliminate operator errors and automatically correlates results with compound identity and drug target.

•	Lead Optimization. Compounds that may be suitable for development undergo selection and optimization. Our staff of medicinal and analytical chemists develops analogs based on the original lead structure. Our chemists use molecular modeling and other techniques to increase the efficacy, improve the safety, increase the solubility, and increase the oral bioavailability of the lead compounds. These compounds are then optimized by further synthesizing and testing a series of closely related compounds. Based on expected activity, safety and bioavailability, the most promising leads in the series are chosen for development.

•	Preclinical Development. Following optimization, lead compounds enter preclinical testing to establish their efficacy and safety in animals. Once a candidate drug has been selected, we assess its safety and efficacy in vivo and perform the necessary toxicology and pharmacokinetic analysis. We have strong in-house capability in the areas of toxicology, pharmacology, formulation, and ADME (absorption, distribution, metabolism, and excretion). If preclinical tests are successful, candidate drugs enter clinical trials to determine their efficacy and safety in humans.

•	Clinical Development. New drugs are subject to regulation by the FDA. Following the preclinical animal studies, toxicology work and pharmacokinetic analysis, an investigational new drug (IND) application is submitted to the FDA. Clinical trials are normally conducted in three Phases to demonstrate safety and efficacy in humans. Our regulatory and clinical staff is experienced in preparing IND applications, performing human clinical trials, and submitting new drug applications (NDA).

Therapeutic Products Under Development

We have numerous drug candidates currently under development in preclinical studies. Following is a description of some of our most advanced drug development programs:

•	Flurizan™ (R-flurbiprofen): Candidate Drug for Alzheimer’s Disease. In our Phase 1 human clinical trial of Flurizan™ in 48 healthy elderly volunteers, no serious adverse events were observed and no one left the study because of an adverse event. The adverse events reported were mild and non-specific, and there were no significant differences in adverse events between the control volunteers and the Flurizan™ treated volunteers. In our Phase 2 study in the United Kingdom and Canada in 207 patients with mild to moderate Alzheimer’s disease Flurizan™ again appeared to be safe and well tolerated. The study found that patients with mild Alzheimer’s disease who received the 800 mg twice-daily dose of Flurizan™ achieved between 34 to 45 percent slowing in decline on the three primary endpoints (activities of daily living, overall function and cognitive ability). A 20% or greater slowing in decline is generally regarded as clinically relevant. We are currently conducting a Phase 3 study in the United States which will assess the ability of Flurizan™ to reduce the rate of cognitive decline and decline in activities of daily living in patients with mild Alzheimer’s disease. The Phase 3 study is expected to enroll approximately 1,600 patients.

Alzheimer’s disease is a degenerative neurological condition affecting up to 50% of all people aged 85 or older, with an estimated 4 million cases in the United States alone. Current approved treatments, such as acetylcholinesterase inhibitors and NMDA inhibitors, temporarily mitigate symptoms without impacting progression of the underlying disease. Alzheimer’s disease is marked by progressive cognitive decline and by the accumulation of amyloid plaques and neurofibrillary tangles in the brain. The major structural component of these plaques is amyloid beta protein, specifically Amyloid beta-42 (Aß42). Leading Alzheimer’s researchers now believe that Aß42 plays an important role in the onset and progression of Alzheimer’s disease. Preclinical studies performed at Mayo Clinic Jacksonville and UCSD have demonstrated that R-flurbiprofen substantially lowers the levels of Aß42 in both human cell lines and in animal models of Alzheimer’s disease.

Flurizan™: Candidate Drug for Prostate Cancer. Flurizan™ is a novel small molecule drug candidate with good oral bioavailability we are developing for the treatment of prostate cancer. In animal models of cancer, Flurizan demonstrated marked anti-tumor and anti-metastatic activity, significantly reducing the incidence of primary and secondary prostate tumors. Flurizan™ treated animals experienced a 64% reduced incidence of prostate cancer as compared to the control group and the incidence of metastatic disease was 85% lower in the Flurizan™ treated animals. In our Phase 1 human clinical trial of Flurizan™ in healthy volunteers and our Phase 2 study in 23 prostate cancer patients, the drug appeared to be safe and well tolerated. Flurizan™ is currently in a Phase 2/3 clinical study at 56 centers in the U.S. The study will assess the ability of Flurizan™ to delay the onset of metastatic cancer in patients with prostate cancer. The clinical study will assess whether the compound is capable of extending the time to metastatic disease and will determine if Flurizan™ holds promise as an effective, safe drug for the treatment of prostate cancer.

Approximately 232,000 men in the U.S. will be diagnosed with prostate cancer this year. It is the second leading cause of death from cancer in men. Despite current first-line therapies after diagnosis, cancer cells may remain and can go undetected for years until they develop into metastatic disease. During this stage there is no treatment for these patients who undergo “watchful waiting” by their physician for early signs of cancer recurrence. Our prostate cancer drug candidate, Flurizan™, is designed to address this need and fill this treatment gap.

•	MPC-6827: Candidate Drug for Solid Cancer Tumors. MPC-6827 is a novel small-molecule drug candidate that inhibits tubulin, an important protein involved in cell division. We are conducting a Phase 1 clinical trial to evaluate the safety and pharmacokinetic profile of MPC-6827 in patients with advance solid tumors, in an escalating dose regimen. In preclinical testing, MPC-6827 was demonstrated to be significantly more active than the relevant standard-of-care chemotherapy drug at inhibiting tumor growth in xenograft models of cancer. MPC-6827 was shown to be more effective than doxorubicin in breast cancer, gemcitibine in pancreatic cancer, irinotecan in colon cancer, carboplatin in ovarian cancer, and demonstrated a substantial inhibition of prostate cancer tumor growth, for which there is no currently recognized standard of care. In preclinical studies MPC-6827 has been equally active against multiple drug resistant cancer cell lines as with susceptible tumors, unlike many of the current options in cancer chemotherapy, a limitation that represents a significant unmet medical need. This drug candidate has strong activity in the low nanomolar range and has demonstrated efficacy against tumors of the prostate, breast, pancreas, colon, and skin (melanoma). According to the American Cancer Society, these cancers are expected to account for approximately 642,000 new cases in 2005 in the United States alone. We believe that drugs that have the potential to treat a common underlying mechanism of cancer have large market potential worldwide.

•	MPC-6827: Candidate Drug for Brain Metastasis. We are conducting a Phase 1 clinical trial for MPC-6827 in patients with metastatic brain cancer. This new human clinical study will evaluate the potential of MPC-6827 to treat metastatic brain cancer by achieving therapeutic concentrations in the brain that are sufficient to treat tumors without significant systemic exposure or toxicity. In preclinical studies, MPC-6827 was demonstrated to reach approximately 1500% greater concentration in the brain than in the blood. This high brain concentration was achieved at a safe therapeutic dose for the treatment of peripheral tumors in mice. Importantly, however, we believe that a much lower dose in humans should result in brain concentrations of MPC-6827 sufficient for anti-tumor activity without peripheral toxicity. According to the National Cancer Institute, it is estimated that there will be as many as 170,000 new cases of brain metastases in 2005, which represents one of the greatest challenges facing oncologists today. Because most chemotherapeutic agents cannot cross the blood-brain barrier, there are currently no FDA approved drugs for the treatment of metastatic brain cancer. MPC-6827 holds promise to address this important need.

•	MPC-2130: Candidate Drug for Blood Cancers. MPC-2130 is a small molecule drug candidate we are developing for IV administration in cancer therapy and is a broad acting inducer of apoptosis in cancer cells. This drug candidate works by disrupting anti-apoptosis protein complexes and has demonstrated broad anti-cancer activity. We are currently in a Phase 1 clinical study designed to evaluate the safety and pharmacokinetic profile of MPC-2130 in patients with advanced metastatic tumors or blood cancers as well as refractory cancer that has progressed despite previous chemotherapy. In preclinical studies MPC-2130 has demonstrated significant cancer cell killing activity in ovarian cancer, prostate cancer, and two lymphoma lines, Burkitt’s lymphoma and T-cell lymphoma. MPC-2130 was also evaluated in xenograft mouse models of ovarian cancer, reducing growth of ovarian cancer tumors by 61% relative to controls. While exhibiting strong anti-cancer activity in its own right, MPCI-2130 appears to be synergistic with two important classes of chemotherapy drugs, the platins (carboplatin) and the taxanes (taxotere). MPC-2130 is not a substrate for multiple drug resistance pumps and was shown to be effective in cancer cell lines that are resistant to multiple drugs.

•	MPI-49839: Candidate Drug for AIDS. Our novel drug candidate, MPI-49839, represents a new approach to the treatment of AIDS. The unique mechanism behind this drug candidate may enable the creation of an entirely new class of antiviral therapeutics – viral budding inhibitors. Our discovery of this viral budding pathway was published in the scientific journal Cell on October 5, 2001. MPI-49839 is distinct from the protease inhibitors, reverse-transcriptase inhibitors, and fusion inhibitors which are the current generation of AIDS drugs, or integrase inhibitors, which are a new class of anti-HIV drugs being studied. With the evolution of multi-drug resistant strains of the virus comes an increased need for therapies that act through different mechanisms. Although current drugs have been quite successful in improving survival for AIDS patients, the drugs do not eliminate the virus, thus drug therapy becomes a life-long commitment. The ability to establish long-term suppression of viral activity requires new drugs that are more impervious to viral resistance. MPI-49839 has been shown in studies to be effective against HIV, including drug resistant strains of HIV. MPI-49839 is a small molecule candidate drug with good oral bioavailability and is in late stage preclinical studies.

Predictive Medicine and Personalized Medicine Products

Predictive medicine analyzes genes and their mutations to assess an individual’s risk for developing disease later in life. Personalized medicine analyzes genes and their mutations to predict a patient’s response to specific treatments.

Armed with this risk assessment information, individuals can increase surveillance and take action to prevent or delay the onset of disease. Furthermore, as drugs are developed and approved for use, knowledge about side effects and efficacy in specific individuals emerges. Using this pharmacogenomic knowledge, personalized medicine can guide the healthcare management of individuals ensuring that the patient is given the most appropriate therapy and at the optimal dosage.

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

To date we have launched four commercial products. Revenues from our predictive medicine products have cumulatively grown at an annual compound growth rate of over 50% since their introduction. These products include:

•	BRACAnalysis®: Predictive Medicine Product for Breast and Ovarian Cancer. BRACAnalysis® is a comprehensive analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk for breast and ovarian cancer. A woman who tests positive with the BRACAnalysis® test has an 82% risk of developing breast cancer during her lifetime and up to a 54% risk of developing ovarian cancer. BRACAnalysis® provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, preventative medication, and treatment decisions. To illustrate the value of predictive medicine, it has been shown that pre-symptomatic individuals who carry gene mutations can lower their risk of developing breast and ovarian cancer by more than 50% with appropriate preventive therapies. It is estimated that in 2005 there will be approximately 235,000 women in the United States diagnosed with breast or ovarian cancer. This year in the United States, an estimated 57,000 women will die from these cancers. The price for the test is currently $2,975 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or are the exclusive licensee to 20 U.S. patents covering BRACAnalysis®.

•	COLARIS®: Predictive Medicine Product for Colon Cancer and Uterine Cancer. COLARIS® is a comprehensive analysis of the MLH1 and MSH2 genes for determining a person’s risk of developing colon cancer or uterine cancer. Individuals who carry a deleterious mutation in one of the two colon cancer genes in the COLARIS® test have a greater than 80% lifetime risk of developing colon cancer and women have a 60% lifetime chance of developing uterine cancer. Highly effective preventive measures include colonoscopy and the removal of precancerous polyps. Through proper screening and polyp removal colon cancer is a preventable disease. Colorectal cancer is the second leading cause of cancer deaths in the United States, with approximately 145,000 new cases expected to be diagnosed this year. Familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. The price for the test is currently $1,950 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or are the licensee to 7 U.S. patents covering COLARIS®.

•	COLARIS AP®: Predictive Medicine Product for Colon Cancer. COLARIS AP® detects mutations in the APC and MYH genes, which cause a colon polyp-forming syndrome known as familial adenomatous polyposis (FAP), and a more common variation of the syndrome known as attenuated FAP. Individuals who carry a deleterious mutation in the APC or MYH gene have a greater than 80% lifetime risk of developing colon cancer. Effective preventive measures include colonoscopy and the removal of pre-cancerous polyps and prophylactic surgery. The price for the test is currently $1,685 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or are the licensee to 8 U.S. patents covering COLARIS AP®.

•

MELARIS®: Predictive Medicine Product for Melanoma. MELARIS® analyzes mutations in the p16 gene to determine genetic susceptibility to malignant melanoma, a deadly form of skin cancer. Individuals who test positive for MELARIS® have a 75-fold increased risk of developing melanoma during their lifetimes as compared to the general population. MELARIS®, which assesses a person’s risk of developing melanoma, provides important information that we believe will be useful in the surveillance and prevention of melanoma. Melanoma can be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which pre-cancerous lesions are removed before cancer can develop. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. The price for the test is currently $745 and is covered by some health maintenance organizations and health insurance providers in the United States. We own or are the exclusive licensee to 11 U.S. patents covering MELARIS®.

Strategic Alliances

In order to limit the financial risks associated with the development of certain therapeutic products outside our areas of primary focus, including costs associated with related clinical trials of such drugs, in some circumstances our strategy is to enter into alliances with corporate partners who assume such risks and other financial costs. We currently have strategic alliances with Abbott Laboratories and E.I. du Pont de Nemours and Company. In addition to our current strategic alliances, we are actively pursuing other partners in areas that we believe may enhance our ability to develop and exploit our technology.

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

Patents and Proprietary Rights

We intend to seek patent protection in the United States and major foreign jurisdictions for genes, proteins, protein interactions, antibodies, drug targets, drug compounds, technology related methods and processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We also intend to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used in discovering and characterizing new genes and proteins and which may be used in the development of novel therapeutic and predictive and personalized medicine products. However, any such patents may not issue, and the breadth or the degree of protection of any claims of such patents may not afford us with significant protection. To further protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection.

We own or have licensed rights to 234 issued patents and numerous patent applications in the United States and foreign countries. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed.

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

We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. These include some of our genomic, proteomic, RNA profiling, robotic and bioinformatic technologies. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or products after obtaining regulatory clearance, competitors may be able to market competing processes and products.

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

Competition

Competition is intense in our existing and potential markets. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical companies, reference laboratories, and biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We expect competition to intensify in the fields in which we are involved as technical advances occur in these fields and become more widely known.

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

Governmental Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and services and in our ongoing research and development activities. The therapeutic products and some of the predictive and personalized medicine products developed by us will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining regulatory approval could have a material adverse effect on our business.

Therapeutics. We intend to develop therapeutic products which will be subject to regulation by the FDA and foreign regulatory authorities and require approval before they may be clinically tested and commercially marketed for human therapeutic use in the United States and other countries. The precise regulatory requirements with which we will have to comply are undergoing periodic revisions and refinement.

The steps required before a therapeutic product may be marketed in the United States are numerous and include, but are not limited to:

•	completion of preclinical laboratory tests, animal studies, chemical process development, and formulation studies;

•	the submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use;

•	the submission of a New Drug Application, or NDA, to the FDA; and

•	FDA approval of the NDA, including approval of all product labeling and initial advertising.

The testing and approval process requires substantial time, effort, and financial resources and we cannot be certain that any approvals for any of our products will be granted on a timely basis, if at all.

Human clinical trials are typically conducted in three sequential Phases which may overlap:

•	PHASE 1: Initial safety study in healthy human subjects or patients where the candidate therapy is tested for safety, dosage tolerance, absorption, distribution, metabolism, and excretion.

•	PHASE 2: Studies in a limited patient population designed to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	PHASE 3: Studies in an expanded patient population to further evaluate clinical efficacy and to further test for safety.

We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of any compound within any specific time period, if at all. Furthermore, the FDA or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a NDA. The FDA may refuse to accept a NDA for filing if it finds that the NDA is not sufficiently complete to permit a substantive review. Even if the FDA files the NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once the NDA is approved, the FDA may withdraw product approval or limit product use if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or indication. The FDA may grant “fast track” approval for therapies intended to treat severe or life-threatening diseases such as cancer or AIDS. This route to approval is intended to shorten the total time for clinical studies and marketing approvals for a drug to treat life-threatening illnesses; however, there can be no assurance that these fast track procedures will shorten the time of approval for any of our product candidates. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our or our partners’ activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

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

Predictive and Personalized Medicine. We are subject to governmental regulation at the federal, state, and local levels as a clinical laboratory. CLIA provides for the regulation of clinical laboratories by the Department of Health and Human Services, or HHS, and we are subject to HHS regulations, which mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test which is performed in a laboratory. CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis. We are CLIA certified and any change in CLIA or these regulations or in the interpretation thereof could have a material adverse effect on our business.

The FDA has regulatory responsibility over instruments, test kits, reagents and other medical devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA-certified laboratories. FDA has indicated in the past that it intends to revisit its regulations on specific reagents, which are used in laboratory-developed tests, including laboratory developed genetic testing. Increased FDA regulation of these reagents could lead to increased costs and delays in introducing new tests and could result in our having to obtain clearance or approval for our tests as FDA-regulated medical devices.

On the state level, New York has implemented regulations concerning molecular diagnostic testing and we have received approval from the State of New York for breast and ovarian cancer susceptibility, colon and uterine cancer susceptibility, and malignant melanoma susceptibility testing. We are aware of several other states that require licensing or registration of general clinical laboratory activities. We believe that we have taken all steps required of us in such jurisdictions in order for us to conduct business in those jurisdictions. However, we may not be able to maintain state level regulatory compliance in all states where we do and intend to do business. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business.

In 1996, Congress passed the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA, among other things, required HHS to issue regulations that are designed to improve the efficiency and effectiveness of the health care system by facilitating the transfer of health information along with protecting the confidentiality and security of health information. Specifically, Title II of HIPAA, the Administrative Simplification Act, contains four provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the health care system and the standardization of data content, codes and formats used in health care transactions. We are currently subject to the HIPAA regulations and maintain an active program designed to address regulatory compliance issues. Penalties for non-compliance with HIPAA include both civil and criminal penalties. Violations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

The privacy regulations protect medical records and other personal health information by limiting its use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. In addition to the Federal privacy regulations, there are a number of state laws regarding the confidentiality of health information that are applicable to clinical laboratories. The penalties for violation of state privacy laws may vary widely and new privacy laws in this area are pending. We believe that we have taken the necessary steps required of us to comply with health information privacy and confidentiality statutes and regulations in all jurisdictions, both state and Federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or Federal laws regarding privacy, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

On August 17, 2000, HHS published the final version of the transactions and code sets regulations. These regulations adopt standards for eight electronic transactions and for code sets to be used in those transactions. They also contain requirements concerning the use of these standards by health plans, health care clearinghouses, and certain health care providers. The transactions and code sets regulations were designed to improve the overall effectiveness and efficiency of the health care industry by simplifying administration of the system and enabling the efficient electronic transmission of certain health information. The compliance date for these regulations was October 16, 2003. We believe that we have met the compliance deadline. However, failure to maintain compliance with the transaction and code sets regulations could result in civil and/or criminal penalties and could have a material adverse effect on our business.

The final security regulations were published on February 20, 2003 and required a compliance date of April 21, 2005. The security regulations adopt standards for the security of electronic protected health information to be implemented by health plans, health care clearinghouses, and certain health care providers. The security standards were designed by HHS to improve the effectiveness and efficiency of the health care industry in general by establishing a level of protection for certain electronic health information. Our HIPAA security compliance plan had two phases. The first phase involved assessment of our systems, applications and processes for compliance to the security regulations. In the second phase, we developed a plan to implement remedial measures to be taken in order to achieve compliance. We believe we have taken the measures required for us to achieve compliance with the security regulations.

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

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. We anticipate that third-party payors will provide reimbursement for our products. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The passage of the Medicare Prescription Drug and Modernization Act of 2003, or the MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology, part of which went in to effect in 2004. At this point, it is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

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

Human Resources

As of September 1, 2005, we had 657 full-time equivalent employees, including 86 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Risk Factors

Risks Related to Our Business and Our Strategy

We are a company in the early stages of development and commercialization and may never achieve the goals of our business plan.

Although we have developed and marketed several predictive medicine products to date, we believe our future success is dependent upon our ability to successfully develop and commercialize additional predictive medicine products and our potential therapeutic products. Many of our therapeutic products are still in the early stages of development. We have entered into a Phase 3 human clinical trial for the evaluation of Flurizan™, our lead therapeutic compound, for the treatment of Alzheimer’s disease. Flurizan™ is also in a large, multi-center Phase 2/3 human clinical trial for prostate cancer. Our drug candidate MPC-6827 is currently the subject of two Phase 1 human clinical trials for advanced solid tumors and metastatic brain cancer. Our drug candidate MPC-2130 is currently the subject of a Phase 1 human clinical trial for advance metastatic tumors or blood cancers as well as refractory cancer that has progressed despite previous chemotherapy. Other potential therapeutic products are in various stages of pre-clinical development. Any therapeutic products under development by us will take several more years to develop and undergo extensive preclinical and clinical testing. Additionally, therapeutic products are subject to substantial regulatory review. We may be unable to discover or develop any therapeutic or additional predictive medicine products through the utilization of our technologies. Even if we develop products for commercial use, we may not be able to develop products that:

•	meet applicable regulatory standards, in a timely manner or at all;

•	successfully compete with other technologies and products;

•	avoid infringing the proprietary rights of others;

•	can be manufactured in sufficient quantities or at reasonable cost; or

•	can be successfully marketed.

We must generate significant revenue to achieve and maintain profitability. All of our therapeutic drug candidates are still in early stages of development. Even if we succeed in developing and commercializing one or more of our therapeutic drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or maintain profitability.

We depend heavily on the success of our lead product candidate, Flurizan™, which is still under development.

We have invested a significant portion of our resources since our inception in the development of Flurizan™ for the potential treatment of Alzheimer’s disease. We anticipate that in the near term our ability to generate revenues will depend primarily on the successful development and commercialization of Flurizan™ for Alzheimer’s disease and for prostate cancer. The commercial success of Flurizan™ will depend on several factors, including the following:

•	successful completion of Phase 3 clinical trials in Flurizan™ and successful completion of Phase 2 clinical trials and Phase 3 clinical trials in prostrate cancer;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	if approved, the successful commercial launch of Flurizan™;

•	producing batches of the active pharmaceutical ingredient used in Flurizan™ in commercial quantities through a validated process;

•	manufacturing and supplying Flurizan™ in sufficient quantities to meet commercial demand; and

•	acceptance of Flurizan™ or competitive products in the medical community and with third-party payors.

If we are not successful in developing or commercializing Flurizan™, or we are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease drug development operations.

We have a history of operating losses and expect to continue to incur losses in the future.

We have a limited operating history and have experienced operating losses since our inception. We expect these losses to continue for the next several years, and we may never be profitable. For example, we experienced net losses of $40.0 million, $40.6 million, and $24.8 million for the years ended June 30, 2005, 2004, and 2003, respectively. We had an accumulated deficit of $179.2 million as of June 30, 2005. In order to develop and commercialize our products, we expect to incur significant increases in our expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Flurizan™, advance our other product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and engage in commercialization activities in anticipation of potential United States Food and Drug Administration, or FDA, and other foreign regulatory approvals of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Our ability to achieve profitability will depend upon numerous factors, including our ability to:

•	identify drug targets and lead compounds that may lead to future therapeutic products;

•	develop candidate drugs and receive required regulatory approvals;

•	launch new therapeutic products;

•	develop a sales force and marketing team to market our therapeutic products; and

•	create and introduce additional marketable predictive and personalized medicine products.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which funding may not be available.

We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least the next two years. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective therapeutic and predictive and personalized medicine products. Our ongoing drug discovery programs and our efforts to develop therapeutic and predictive medicine products will require substantial cash resources. If, for example, we discover a new drug target with promising therapeutic properties, we would require funding in addition to our current operating plan to move the candidate drug into preclinical studies and human clinical trials. Additionally, if a new disease gene is discovered through these efforts, we would require funds in addition to our current operating plan to demonstrate clinical utility and develop and launch a new predictive or personalized medicine product. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all.

Because of our potential long-term capital requirements, we may access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We have an effective shelf registration on file with the SEC pursuant to which up to $300 million of our securities remain available for sale at our discretion, subject to certain limitations under federal securities laws and the rules of the Nasdaq Stock Market. If additional funds are raised by issuing equity securities, existing shareholders may suffer significant dilution.

We have limited sources of revenue and if we are unable to secure additional funding, we will have to reduce or discontinue operations.

As of June 30, 2005, we had approximately $113.8 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2005 our revenues were approximately $82.4 million, and our operating activities used approximately $23.3 million. Almost all of our revenues result from sales of our predictive medicine products. In order to develop and bring our therapeutic product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical testing and clinical trials. While we anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through the next 2 years, we may need or want to raise additional financing within this period of time. Our future capital requirements will depend on many factors that are currently unknown to us, including:

•	the progress and results of our initial Phase 3 clinical trial for Flurizan™ and any other trials we may initiate based on the results of this trial;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the progress and results of our Phase 1 clinical trials for MPC-6827 and MPC-2130 and any future trials we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs, and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Flurizan™, MPC-6827 and MPC-2130, and any other preclinical drug candidates that progress to clinical trials;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing capacities if any of our drug candidates is approved;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt and amount of sales or royalties, if any, from Flurizan™, MPC-6827 and MPC-2130, and any other drug candidates.

We cannot assure that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may be required to:

•	terminate or delay preclinical studies, clinical trials, regulatory approvals, or other development for one or more of our drug candidates;

•	delay our establishment of sales and marketing capabilities, commercial manufacturing capabilities, or other activities that may be necessary to commercialize our drug candidates; or

•	curtail significant drug development programs that are designed to identify new drug candidates.

If we were successfully sued for product liability, we could face substantial liabilities that exceed our resources.

Our business exposes us to potential liability risks inherent in the testing, marketing and processing of predictive or personalized medicine products, including possible misdiagnoses. In addition, clinical trials or marketing of any potential therapeutic products may expose us to liability claims from the use of these therapeutic products. Although we are insured against such risks in amounts that we believe to be commercially reasonable, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

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

Risks Related to Regulatory Approval of Our Drug Candidates and Other Government Regulations

If we do not obtain required regulatory approval, we will be unable to market and sell our therapeutic candidates.

Our therapeutic candidates are subject to extensive regulation by the FDA and similar regulatory agencies in other countries relating to development, clinical trials, manufacturing and commercialization. In the U.S. and in many foreign jurisdictions, rigorous preclinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new therapeutic can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable and depends on many factors, including the complexity of the therapeutic candidate. Our clinical trials for Flurizan™, MPC-6827 and MPC-2130 have been studied in a relatively small number of patients. Early-stage clinical trials in small numbers of patients are often not predictive of results in later-stage clinical trials with a larger and more diverse patient population. Even therapeutic candidates with favorable results in late-stage pivotal clinical trials may fail to get approved for commercialization for many reasons, including:

•	our failure to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a therapeutic candidate is safe and effective for a particular indication;

•	our inability to demonstrate that a therapeutic candidate’s benefits outweigh its risks;

•	our inability to demonstrate that the therapeutic candidate presents a significant advantage over existing therapies;

•	the FDA’s or comparable foreign regulatory authorities’ disagreement with the manner in which we and our collaborators interpret the data from preclinical studies or clinical trials;

•	the FDA’s or comparable foreign regulatory authorities’ failure to approve our manufacturing processes or facilities or the processes or facilities of our collaborators; or

•	a change in the approval policies or regulations of the FDA or comparable foreign regulatory authorities.

It is possible that none of our therapeutic candidates or any other therapeutic candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to begin selling them.

Our clinical trials may not yield results that will enable us to obtain regulatory approval for our therapeutic candidates.

We will only receive regulatory approval to commercialize a therapeutic candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency, in well-designed and conducted clinical trials, that the therapeutic candidate is safe and effective and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex and extremely expensive processes with uncertain results. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. In connection with the clinical trials of our current therapeutic candidates and any other therapeutic candidates that we may seek to develop in the future, we face risks including that:

•	the therapeutic candidate may not prove to be safe and efficacious;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the therapeutic candidate being tested;

•	the results of later-stage clinical studies may not confirm the positive results of earlier trials;

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies for approval; and

•	the FDA or other regulatory agencies may require additional or expanded trials.

Of the large number of drugs in development, only a small percentage result in the submission of a new drug application, or NDA, to the FDA and even fewer are approved for commercialization. If we fail to demonstrate the safety and efficacy of our therapeutic candidates, we will not be able to obtain the required regulatory approvals to commercialize these therapeutic candidates. Furthermore, even if we do receive regulatory approval to market a commercial product, any such approval may be subject to limitations on the indicated uses for which we may market the product.

Because our therapeutic candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

We have no therapeutic candidates that have received regulatory approval for commercial sale. Our most advanced therapeutic candidate, Flurizan™ for the treatment of Alzheimer’s disease, completed a Phase 2 clinical trial in April 2005, and we initiated a pivotal Phase 3 clinical trial in January 2005. Flurizan™ is also being studied for treatment of prostate cancer in a Phase 2/3 clinical trial in the United States. Our two other clinical-stage therapeutic candidates, MPC-6827 and MPC-2130, are currently in Phase 1 clinical trials. We do not expect to have any commercial therapeutic products on the market for at least the next several years, if at all. Trial and error is inherent in drug discovery and development, and we may fail at numerous stages along the way. Success in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed and ongoing studies and trials for Flurizan™, MCP-6827 and MCP-2130 may not be predictive of the results we may obtain in later-stage trials.

If clinical trials for our therapeutic candidates are prolonged or delayed, we may be unable to commercialize our therapeutic candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We may encounter problems with our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular therapeutic candidate, including our clinical-stage drug candidates:

•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply or deficient quality of our drug candidates or other materials necessary to conduct our clinical trials;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical study;

•	serious and/or unexpected drug-related side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.

Our clinical trials may not begin as planned, may need to be restructured, and may not be completed on schedule, if at all. Delays in our clinical trials may result in increased development costs for our drug candidates. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our drug candidates, including our clinical-stage therapeutic candidates, could be significantly reduced.

If we encounter difficulties enrolling subjects in our clinical trials, or subjects drop out of trials in progress, our trials could be delayed or otherwise adversely affected.

Clinical trials for our therapeutic candidates require sufficient patient enrollment. We may not be able to enroll a sufficient number of qualified patients in a timely or cost-effective manner. Any delays in patient enrollment could result in increased costs and longer development times. Enrollment of patients is affected by many factors, including:

•	the limited size of the patient population for certain target indications;

•	the nature and design of the trial protocol;

•	the proximity of patients to clinical sites;

•	the availability of other effective treatments for the relevant disease (whether approved or experimental);

•	the eligibility criteria for enrollment in our clinical trials;

•	perceived risks and benefits of the drug candidate under study; and

•	competing studies or trials.

Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our current expectations. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our therapeutic candidates. If we have difficulty enrolling or retaining a sufficient number of patients to participate and complete our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials. Delays in enrolling patients in our clinical trials or the withdrawal of subjects enrolled in our clinical trials would adversely affect our ability to develop and seek approval for our drug candidates, could delay or eliminate our ability to generate products and revenue and could impose significant additional costs on us.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs could prevent us from selling our drug candidates in foreign markets, which may adversely affect our operating results and financial condition.

The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement for marketing our therapeutic candidates outside the U.S. vary greatly from country to country and may require additional testing. We have no experience in obtaining foreign regulatory approvals for our therapeutic drug candidates. The time required to obtain approvals outside the U.S. may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our therapeutic candidates.

Our therapeutic candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with requirements, we could lose these approvals and the sale of any approved commercial products could be suspended.

Even if we receive regulatory approval to market a particular therapeutic candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. In addition, as clinical experience with a drug expands after approval because it is typically used by a greater number of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including:

•	restrictions on the products, manufacturers or manufacturing processes;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•	product seizures or detentions;

•	import bans;

•	product recalls and related publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

If we are unable to comply with applicable governmental regulations, we may not be able to continue our predictive and personalized medicine operations.

The establishment and operation of our molecular diagnostic laboratory and the production and marketing of services and products developed through our technologies, as well as our ongoing research and development activities, are subject to regulation by numerous federal, state and local governmental authorities in the United States. We have been accredited under the Clinical Laboratory Evaluation Program by the Department of Health of the State of New York. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business. We have received federal accreditation from the Department of Health and Human Services under the Clinical Laboratory Improvement Amendments, or CLIA, to operate our clinical laboratory. However, our accreditation may subsequently be revoked, suspended or limited, or our accreditation may not be renewed on an annual basis as required. Furthermore, while the FDA has elected not to substantially regulate the activities or tests performed by laboratories like our clinical laboratory, the FDA has stated that it has the right to do so, and the FDA may seek to regulate or require clearance or approval of our products in the future. If the FDA should require that these products receive FDA approval prior to their use in our laboratory, this approval may not be received on a timely basis, if at all.

Risks Related to Commercialization of Our Products and Product Candidates

Our current predictive medicine products and other predictive and personalized medicine or therapeutic products that we may develop may never achieve significant commercial market acceptance.

We may not succeed in achieving significant commercial market acceptance of any of our products and services. While we have marketed several of our predictive medicine products for several years and have gained some market acceptance we need to convince physicians and consumers of the benefits of our predictive and personalized medicine products in order to increase our sales of those products. Our ability to successfully commercialize our current predictive medicine products, as well as any other predictive or personalized medicine or therapeutic products that we may develop, will depend on several factors, including:

•	Our ability to convince the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and predictive and personalized medicine products.

•	The agreement by third-party payors to provide full or even partial reimbursement coverage for our products, the scope and extent of which will affect patients willingness or ability to pay for our products and will likely heavily influence physicians’ decisions to recommend our products.

•	The willingness of physicians and patients to utilize predictive and personalized medicine products which are difficult to perform and interpret. This difficulty is caused by a combination of factors, including the large number, sometimes many hundreds, of different mutations in the genes which our tests analyze, the need to characterize each specific mutation, and the ability of our products to predict only as to a statistical probability, not certainty, that a tested individual will develop the disease for which the test has been completed.

These factors present obstacles to significant commercial acceptance of our products, which we will have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so will harm our business.

We may not be able to maintain or increase revenue growth and profitability for our predictive medicine products.

We have experienced revenue growth in our predictive medicine business over past years; however, we may not be able to continue this revenue growth or maintain existing revenue levels. Presently, our predictive medicine business subsidiary operates profitably providing a cash contribution to our other funding and operational needs. We may not be able to continue to operate our predictive medicine business on a profitable basis. Potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our predictive medicine business include the following:

•	Increased costs of reagents and other consumables required for predictive medicine testing;

•	Increased licensing or royalty costs;

•	Increased personnel and facility costs;

•	Inability to hire competent, trained staff;

•	Inability to obtain necessary equipment or reagents to perform predictive medicine testing;

•	Inability to increase production capacity as demand increases;

•	Potential obsolescence of our products;

•	Clinical laboratory or facility failures at our sole production site; and

•	Failure to maintain and obtain new insurance agreements.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our products.

The biotechnology research field is intense and highly competitive. This research is characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical companies, reference laboratories, biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important genes and determine their function before we do. We could be adversely affected if we do not discover genes, proteins or protein pathways and characterize their function, develop therapeutic and predictive medicine products based on these discoveries, obtain regulatory and other approvals and launch these products and their related services before our competitors. We also expect to encounter significant competition with respect to any therapeutic or predictive medicine products that we may develop or commercialize. Those companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of therapeutic products before we do may achieve a significant competitive advantage in marketing and commercializing their products. We may not be able to develop therapeutic or predictive medicine products successfully and may not obtain patents covering these products that provide protection against our competitors. Moreover, our competitors may succeed in developing therapeutic or predictive medicine products that circumvent our technologies or products. Furthermore, our competitors may succeed in developing technologies or products that are more effective than those developed by us or that would render our technologies or products less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known.

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

We have no manufacturing experience and no commercial scale manufacturing capabilities for therapeutic products. We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborators, for the commercial production of approved therapeutic products. There are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices regulations. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, our clinical trials may be delayed, or we may not be able to complete development of our therapeutic products or market them.

Reliance on third party manufacturers also entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us. Although we have no current intention to do so, if in the future we elected to manufacture certain of our therapeutic products in our own manufacturing facilities, we would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

We have limited sales, marketing and distribution capabilities, and with respect to our potential therapeutic products, we may be dependent on third parties to successfully perform these functions on our behalf, or we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

We have limited sales, marketing and distribution experience and capabilities. These capabilities consist primarily of our sales force that markets our cancer-related predictive medicine products to oncologists in the United States. We believe that if we develop therapeutic products in the area of cancer, given the concentrated nature of the oncology market, we would be able to leverage the efforts of our existing oncology sales force to market these products. However, depending on the nature of the therapeutic products and services for which we obtain marketing approval, we may need to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties. For example, some types of pharmaceutical products, such as Alzheimer’s disease, require a large sales force and extensive marketing capabilities for effective commercialization. For therapeutic products for diseases with small medical specialty groups, such as AIDS, we may elect to develop our own sales and marketing force. If in the future we elect to perform sales, marketing and distribution functions for such types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

We depend on a limited number of third parties for some of our supplies of equipment and reagents. If these supplies become unavailable, then we may not be able to successfully perform our research or operate our business at all or on a timely basis.

We currently rely on a small number of suppliers to provide our gene sequencing machines, robots, and specialty reagents required in connection with our research. We believe that currently there are limited alternative suppliers of gene sequencing machines, robots, and reagents. The gene sequencing machines, robots, or the reagents may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional gene sequencing machines, robots, or an adequate supply of reagents or other ingredients at commercially reasonable rates, our ability to continue to identify genes and perform molecular diagnostic testing would be adversely affected.

If the government and third-party payors fail to provide coverage and adequate payment rates for our products and future products, if any, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, our sales of our predictive medicine products or any future products will depend in part, upon the availability of reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain health care costs by demanding price discounts or rebates and limiting both coverage on which drugs they will pay for and the amounts that they will pay for new drugs. As a result, they may not cover or provide adequate payment for our drugs. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of health care. For example, in some foreign markets, the government controls the pricing of prescription pharmaceuticals. In the U.S., we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the U.S. will continue to put pressure on pharmaceutical product pricing. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our drug candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

Risks Related to Our Intellectual Property

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and others to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy if unauthorized disclosure of confidential information occurs. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position. We rely on trade secrets and confidentiality in particular with respect to our drug discovery technology and any future competitive advantage provided by it. We may not enjoy any such competitive advantage if we are not able to effectively maintain and enforce any trade secret rights relating to our drug discovery technology.

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

As of June 30, 2005, our patent portfolio included a total of 234 issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims covering our drug candidates. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for drug targets we discover, for therapeutic compounds we develop, for predisposing genes we identify and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Patents may also issue to third parties which could interfere with our ability to bring one or more of our drug candidates to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, are generally highly uncertain and involve complex legal and factual questions, and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, drug candidates, and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date there has not emerged from the United States Patent and Trademark Office, or PTO, the United States courts, or from patent offices or courts in foreign countries, a consistent policy regarding the breadth of claims allowed in biotechnology patents. Our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technology or products. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented. The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid or enforceable;

•	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or drug candidates that are patentable; or

•	the patents of others will not have an adverse effect on our business.

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

Our products may also conflict with patents that have been or may be granted to others. Our industry includes many organizations seeking to rapidly identify drug targets, small molecule compounds, proteins, and genes through the use of genomic, proteomic and other technologies. To the extent any patents are issued to those organizations on drug targets, proteins, genes or uses for such genes and proteins, the risk increases that the sale of our predictive and personalized medicine products currently being marketed or under development, and any sales of therapeutic drugs developed by us, may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering genes or drug targets that are similar or identical to our products. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing, manufacturing or marketing our products. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is commonplace in our industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Common Stock

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

The market prices for securities of biotechnology companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2005, our stock price has ranged from $10.88 per share to $26.07 per share. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	results of our initial Phase 3 or any subsequent clinical trials for Flurizan™;

•	our entry into or the loss of a significant collaboration;

•	results of our current Phase 1 or any subsequent clinical trials for MPC-6827 and MPC-2130;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	failure or delays in advancing drug candidates from our preclinical programs, or other drug candidates we may discover or acquire in the future, into clinical trials;

•	failure or discontinuation of any of our research programs;

•	delays or other problems with manufacturing our drug candidates or approved products;

•	regulatory developments or enforcement in the U.S. and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any cover our common stock;

•	failure to meet estimates or recommendations by securities analysts, if any cover our common stock;

•	public concern over our drug candidates or any approved products;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders;

•	general market conditions;

•	changes in the structure of health care payment systems;

•	failure to sustain revenue growth in our predictive medicine business;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit regardless of the outcome. Such a lawsuit could also divert the time and attention of our management.

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

Item 2. FACILITIES

Our headquarters and facilities are located in Salt Lake City, Utah. We currently lease a 149,000 square foot building dedicated to research and development, administration and laboratory space that has received federal certification under CLIA. We have also entered into a lease agreement for an additional 70,000 square foot building that is under construction adjacent to our primary facility. Activity related to our research, drug development and predictive medicine segments is performed at this location. The lease on our existing facility has a term of fifteen years, through August 2017, and provides for a renewal option for a term of up to ten additional years. The lease on our facility under construction has a term of 15 years, from the date we occupy the facility, and provides for a renewal option for two additional periods of five years each.

We believe that our existing facilities and equipment are well maintained and in good working condition. We believe our current facilities and those under construction will provide adequate capacity for at least two years. We continue to make investments in capital equipment as needed to meet the research requirements of our collaborative agreements, our drug development requirements, and the anticipated demand for our predictive medicine products.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock began trading on the Nasdaq National Market on October 6, 1995 under the symbol “MYGN”. The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market, during the periods indicated:

	High	Low
Fiscal 2005:
Fourth Quarter	$18.62	$15.06
Third Quarter	$26.07	$18.07
Second Quarter	$24.30	$16.35
First Quarter	$18.30	$12.11
Fiscal 2004:
Fourth Quarter	$19.50	$13.57
Third Quarter	$18.52	$12.95
Second Quarter	$13.45	$11.00
First Quarter	$16.50	$10.88

Stockholders

As of September 1, 2005, there were approximately 180 stockholders of record of our Common Stock and, according to our estimates, approximately 12,456 beneficial owners of the Common Stock.

Dividends

We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as June 30, 2005 and 2004, as well as consolidated statements of operations for the years ended June 30, 2005, 2004, and 2003 and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years Ended June 30,
In thousands, except per share amounts	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Predictive medicine revenue	$71,325	$43,294	$34,683	$26,821	$17,091
Research revenue	11,081	11,748	27,822	27,015	28,071
Related party research revenue	—	1,606	1,816	—	—

Total research revenue	11,081	13,354	29,638	27,015	28,071

Total revenues	82,406	56,648	64,321	53,836	45,162
Costs and expenses:
Predictive medicine cost of revenue	20,322	13,751	12,553	10,717	7,403
Research and development expense	59,243	50,697	47,589	36,295	33,818
Selling, general and administrative expense	43,586	34,835	31,525	25,484	17,078

Total costs and expenses	123,151	99,283	91,667	72,496	58,299

Operating loss	(40,745)	(42,635)	(27,346)	(18,660)	(13,137)
Other income (expense):
Interest income	2,798	2,025	2,900	5,385	6,851
Other	(2,031)	(10)	38	(214)	(305)

Loss before income taxes	(39,978)	(40,620)	(24,408)	(13,489)	(6,591)

Income taxes	—	—	417	500	583

Net loss	$(39,978)	$(40,620)	$(24,825)	$(13,989)	$(7,174)

Basic and diluted net loss per share	$(1.30)	$(1.49)	$(0.96)	$(0.59)	$(0.31)

Basic and diluted weighted average shares outstanding	30,720	27,326	25,730	23,660	22,815

	As of June 30,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$113,843	$141,839	$126,292	$124,243	$145,955
Working capital	112,270	148,586	137,003	108,002	123,351
Total assets	158,958	188,356	182,823	157,390	172,145
Stockholders’ equity	135,673	173,276	163,486	128,869	139,561

Quarterly Financial Data (Unaudited)

	Quarters Ended
In thousands, except per share amounts	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Consolidated Statement of Operations Data:
Predictive medicine revenue	$20,975	$18,386	$17,535	$14,429
Research revenue	5,121	1,575	2,104	2,281

Total revenue	26,096	19,961	19,639	16,710

Costs and expenses:
Predictive medicine cost of revenue	5,655	5,297	5,131	4,239
Research and development expense	16,025	15,540	14,546	13,132
Selling, general and administrative expense	13,158	9,834	10,638	9,956

Total costs and expenses	34,838	30,671	30,315	27,327

Operating loss	(8,742)	(10,710)	(10,676)	(10,617)
Other income (expense):
Interest income	755	724	687	632
Other	(1,965)	—	(59)	(7)

	(1,210)	724	628	625

Net loss	$(9,952)	$(9,986)	$(10,048)	$(9,992)

Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.33)	$(0.33)

Basic and diluted weighted average shares outstanding	30,800	30,749	30,682	30,649

	Quarters Ended
In thousands, except per share amounts	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Consolidated Statement of Operations Data:
Predictive medicine revenue	$13,085	$11,699	$10,446	$8,064
Research revenue	1,987	1,909	2,773	5,079
Related party research revenue	—	148	929	529

Total research revenue	1,987	2,057	3,702	5,608

Total revenues	15,072	13,756	14,148	13,672
Costs and expenses:
Predictive medicine cost of revenue	3,835	3,709	3,448	2,758
Research and development expense	12,004	12,390	13,329	12,974
Selling, general and administrative expense	10,154	8,821	7,752	8,108

Total costs and expenses	25,993	24,920	24,529	23,840

Operating loss	(10,921)	(11,164)	(10,381)	(10,168)
Other income (expense):
Interest income	456	473	527	569
Other	5	(5)	—	(10)

	461	468	527	559

Net loss	$(10,460)	$(10,696)	$(9,854)	$(9,609)

Basic and diluted net loss per share	$(0.37)	$(0.39)	$(0.36)	$(0.35)

Basic and diluted weighted average shares outstanding	27,967	27,148	27,109	27,087

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading biotechnology company focused on the development and marketing of novel therapeutic and molecular diagnostic products. We employ a number of proprietary technologies that permit us to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease. We use this information to guide the development of new healthcare products that treat major diseases and assess a person’s risk of disease later in life.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. We have three reportable operating segments: (i) research, (ii) predictive medicine, and (iii) drug development. See Note 8 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding these operating segments. Our revenues have consisted primarily of sales of predictive medicine products and research payments. We have yet to attain profitability and, for year ended June 30, 2005, we had a net loss of $40.0 million. As of June 30, 2005 we had an accumulated deficit of $179.2 million.

We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuation of human clinical trials, the launch of new predictive medicine products, the performance of our internal research and development programs, and expansion of our facilities. We incurred research and development expenses of $59.2 million, $50.7 million, and $47.6 million for the years ended June 30, 2005, 2004, and 2003, respectively. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and predictive medicine businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

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

Investments in Privately-Held Companies. We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee’s underlying research and development efforts, the likelihood that the investee’s current research projects will result in a marketable product, and the investee’s expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at June 30, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. We currently account for our stock-based compensation using the intrinsic method as defined in Accounting Principles Board (APB) Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans or employee stock purchase plan in our consolidated financial statements as of June 30, 2005, except as discussed below. Statement 123R became effective for our fiscal year beginning July 1, 2005. In anticipation of adopting Statement 123R, on April 14, 2005 we announced that we had accelerated the vesting of unvested stock options previously awarded to employees and non-employee members of the board of directors under the Company’s 2002 and 2003 stock option plans. As a result of the acceleration of vesting for unvested options we do not anticipate that Statement 123R will have a material impact on our financial statements at the time of adoption, but could be material in future periods.

Results of Operations

Years ended June 30, 2005 and 2004

Predictive medicine revenues for the fiscal year ended June 30, 2005 were $71.3 million compared to $43.3 million for the prior fiscal year, an increase of 65%. Predictive medicine revenue is comprised primarily of sales of predictive medicine products, and also includes marketing fees and forensic DNA analysis fees. Increased sales and marketing efforts, coupled with recent publications concerning the clinical utility of our products, have resulted in wider acceptance of our products by the medical community and increased revenues for the fiscal year ended June 30, 2005. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Total research revenues for the fiscal year ended June 30, 2005 were $11.1 million compared to $13.4 million for the prior fiscal year. Related party research revenues included in total research revenues for the fiscal year ended June 30, 2005 and 2004 were $0 and $1.6 million, respectively. Related party research revenue is comprised of certain research services performed for Prolexys Pharmaceuticals, Inc., which is 49% owned by us. The agreement to provide these research services was terminated effective January 26, 2004. Research revenues are comprised of research payments received pursuant to collaborative agreements, amortization of upfront technology license fees and milestone payments. This 17% decrease in total research revenue is primarily attributable to the successful completion of two of our research collaborations with corporate partners. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

Predictive medicine cost of revenue for the fiscal year ended June 30, 2005 was $20.3 million compared to $13.8 million for the prior fiscal year. This increase of 48% in predictive medicine cost of revenue is primarily due to the 65% increase in predictive medicine revenues for the fiscal year ended June 30, 2005 compared to the prior fiscal year. This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business. Our technology and efficiency improvements also contributed to an increase in our gross profit margin, which was 72% for the fiscal year ended June 30, 2005 compared to 68% for the prior fiscal year. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

Research and development expenses for the fiscal year ended June 30, 2005 were $59.2 million compared to $50.7 million for the prior fiscal year. This increase of 17% was primarily due to increased costs associated with our ongoing clinical trials in Alzheimer’s disease and cancer, increases in our other drug discovery and drug development programs, and the initiation of a new research collaboration. These increases added approximately $15.7 million to our research and development expenses for the fiscal year ended June 30, 2005 compared to the prior fiscal year. These increases were partially offset by the completion of two of our research collaborations and a prior year settlement of claims resulting from a dispute with a third party, which resulted in decreased research and development expenses of approximately $7.2 million for the fiscal year ended June 30, 2005 compared to the prior fiscal year. We expect our research and development expenses to continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses for the fiscal year ended June 30, 2005 were $43.6 million compared to $34.8 million for the prior fiscal year. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources, business development, allocated facilities expenses and other corporate expenses. This increase of 25% was primarily attributable to sales and marketing commissions and expenses incurred to support the 65% growth in our predictive medicine business, which resulted in an increase of $7.4 million compared to the prior fiscal year. General increases in costs to support growth in our predictive medicine business and therapeutic development efforts resulted in an increase of approximately $1.4 million to our selling, general, and administrative expense for the fiscal year ended June 30, 2005 compared to the prior fiscal year. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Other expense for the fiscal year ended June 30, 2005 was $2.0 million compared to $0.0 million in the prior fiscal year. Other expense generally consists of losses realized from the disposition of fixed assets. For the fiscal year ended June 30, 2005 other expense also included a $2.0 million impairment charge related to our investment in a privately-held pharmaceutical company. The impairment charge, as determined by our cash flow estimates and an independent, third-party appraisal, resulted from a change in the timing of anticipated future cash flows from the investment.

Years ended June 30, 2004 and 2003

Predictive medicine revenues for the fiscal year ended June 30, 2004 were $43.3 million compared to $34.7 million for the prior fiscal year, an increase of 25%. Increased sales and marketing efforts, coupled with publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the fiscal year ended June 30, 2004. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

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

Research and development expenses for the fiscal year ended June 30, 2004 were $50.7 million compared to $47.6 million for the prior fiscal year. This increase of 7% was primarily due to increased costs associated with our ongoing clinical trials in Alzheimer’s disease and prostate cancer, increases in our other drug discovery and drug development programs, the settlement of claims resulting from a dispute with a third party, and increases in internally-funded research programs. These increases added approximately $14.1 million to our research and development expenses for the fiscal year ended June 30, 2004 compared to the prior fiscal year. These increases were partially offset by the completion of two of our research collaborations, which resulted in decreased research and development expenses of approximately $11.0 million for the fiscal year ended June 30, 2004 compared to the prior fiscal year.

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

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $28.0 million or 20% from $141.8 million at June 30, 2004 to $113.8 million at June 30, 2005. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to capital expenditures for research equipment, increased expenditures for our ongoing clinical trials, internal drug development programs and other expenditures incurred in the ordinary course of business. As a result of changes in interest rates and cash, cash equivalents, and marketable investment securities, interest income for the fiscal year ended June 30, 2005 was $2.8 million compared to $2.0 million for the prior fiscal year, an increase of 38%.

Net cash used in operating activities was $23.3 million during the fiscal year ended June 30, 2005 compared to $30.9 million used in operating activities during the prior fiscal year. Prepaid expenses decreased by $3.9 million between June 30, 2004 and June 30, 2005, primarily due to the usage of lab supplies previously purchased at a discount. Trade receivables increased $5.5 million between June 30, 2004 and June 30, 2005, primarily due to the 65% increase in predictive medicine sales during the same period. Accounts payable increased by $4.0 million between June 30, 2004 and June 30, 2005, primarily as a result of purchases of equipment and amounts due in relation to our ongoing clinical trials. Accrued liabilities increased by $4.2 million between June 30, 2004 and June 30, 2005, partially as a result of the accrual of sales commissions.

Our investing activities provided cash of $19.5 million during the fiscal year ended June 30, 2005 and used cash of $31.2 million during the prior fiscal year. Investing activities were comprised primarily of purchases and sales of marketable investment securities and capital expenditures for research equipment.

Financing activities provided cash of $2.5 million during the fiscal year ended June 30, 2005 and provided cash of $51.3 million in the prior fiscal year. During the fiscal year ended June 30, 2005 funds were received from the exercise of stock options and shares sold under our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our consolidated contractual obligations as of June 30, 2005 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Operating leases	73,541	3,258	9,185	10,502	50,596
Contractual services	39,700	20,005	19,695	—	—

Total	113,241	23,263	28,880	10,502	50,596

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. These forward-looking statements are based on management’s current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth or implied by the forward-looking statements. These include, but are not limited to: our inability to further identify, develop and achieve commercial success for new products and technologies; our ability to discover drugs that are safer and more efficacious than our competitors; our ability to develop predictive medicine products that help assess which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, or that clinical trials will be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1 of this Annual Report.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to the Company or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of June 30, 2005, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

Item 8. FINANCIAL STATEMENTS

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2. Internal Control Over Financial Reporting

a. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2005, our internal control over financial reporting is effective based on those criteria.

b. Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the effectiveness of our internal control over financial reporting included on page F-2 of our consolidated financial statements beginning on page F-1 of this report.

c. Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on November 10, 2005.

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management-Committees of the Board of Directors and Meetings-Compensation Committee Interlocks and Insider Participation,” and “Management-Compensation of Directors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on November 10, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on November 10, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on November 10, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants (Notice Item 3)” in our Proxy Statement for the 2005 Annual Meeting of the Stockholders to be held on November 10, 2005.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).		The following documents are filed as part of this Annual Report on Form 10-K.

Item 15(a)(1) and (2).		See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).		Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
(3.1 (a))i	—	Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 (a))
(3.1 (b))i	—	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3.1 (b))
(3.1 (c))i	—	Certificate of Designations of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 (c))
(3.2)p	—	Restated By-Laws of the Registrant (Filed as Exhibit 3.2)
(4.1)	—	See Exhibits 3.1(a), 3.1(b), 3.1(c) and 3.2
(4.2)h	—	Form of Common Stock Certificate (Filed as Exhibit 4.2)
(4.3)n	—	Rights Agreement dated as of July 17, 2001, between the Registrant and Mellon Investor Services, LLC (filed as Exhibit 4.1)
(4.4)h	—	Agreement of Substitution and Amendment of Common Shares Rights Agreement by and between the Registrant and American Stock Transfer and Trust Company dated August 16, 2002 (Filed as Exhibit 4.4)
(10.1)$h	—	2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.1)
(10.2)$r	—	2003 Employee, Director and Consultant Stock Option Plan, as amended (Filed as Exhibit 99.1)
(10.3)*$r	—	Employee Stock Purchase Plan, as amended (Filed as Exhibit 99.2)
(10.4) *$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Peter D. Meldrum, dated May 15, 1993 (Filed as Exhibit 10.3)
(10.5) *$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated January 1, 1994 (Filed as Exhibit 10.4)
(10.6) *$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Jay M. Moyes, dated July 12, 1993 (Filed as Exhibit 10.5)
(10.7) k$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Gregory C. Critchfield, M.D., dated September 14, 1998 (Filed as Exhibit 10.7)
(10.8) k$	—	Employment Agreement between Myriad Genetics, Inc., Myriad Pharmaceuticals, Inc. and Adrian N. Hobden, Ph.D., dated September 30, 1998 (Filed as Exhibit 10.8)
(10.9)#	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foun- dation, dated October 8, 1991, as amended (Breast Cancer—BRCA1) (Filed as Exhibit 10.13)
(10.10)#	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated June 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.16)
(10.11)#	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated November 23, 1994 (Breast Cancer—BRCA2) (Filed as Exhibit 10.17)
(10.12)#	—

Exclusive License Agreement dated May 1, 1995 between the Registrant and the University of

Utah Research Foundation (Cardiovascular Disorders and Coronary Heart Disease Database)

(Filed as Exhibit 10.19)

(10.13)#	—	Exclusive License Agreement dated July 31, 1995 between the Registrant and the University of Utah Research Foundation (Obesity Database) (Filed as Exhibit 10.21)
(10.14)!	—	Lease Agreement, dated October 12, 1995, between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.2)

(10.15)!	—	Amendment to Lease Agreement, dated March 29, 1996 between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.3)
(10.16)q@	—	Patent and Technology License Agreement dated December 2, 1996 among the Board of Regents of the University of Texas System, the University of Texas M.D. Anderson Cancer Center and the Registrant (Filed as Exhibit 10.1)
(10.17)k	—	Lease Agreement-Research Park Building Phase 1I, dated March 6, 1998, between the Research Park Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant (Filed as Exhibit 10.44)
(10.18)&	—	Memorandum of Lease between the Company and Boyer Foothill Associates, Ltd. dated August 24, 1998 (Filed as Exhibit 10.1)
(10.19)&	—	Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August 24, 1998 (Filed as Exhibit 10.2)
(10.20)&	—	Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998 (Filed as Exhibit 10.3)
(10.21)e	—	Lease Agreement, dated March 31, 2001 between the Registrant and Boyer Research Park Associates VI, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 10.1)
(10.22)e	—	Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C. (Filed as Exhibit 10.2)
(10.23)e@	—	License Agreement, dated December 7, 2000, between the Registrant and Encore Pharmaceuticals, Inc. (Filed as Exhibit 10.3)
(10.24)$m	—	Form of Executive Retention Agreement (Filed as Exhibit 10.1)
(10.25)l	—	Lease Agreement, dated June 29, 2005 between the Registrant and Boyer Research Park Associates VIII, by it general partner, The Boyer Company, L.C.
(10.26)l	—	Letter of Understanding regarding Lease Agreement, dated June 29, 2005 between the Registrant and Boyer Research Park Associates VIII, by it general partner, The Boyer Company, L.C.
(10.27)$s	—	Summary of compensation arrangements applicable to the Registrant’s Named Executive Officers (Exhibit 10.1)
(21.1)	—	List of Subsidiaries of the Registrant
(23.1)	—	Consent of KPMG LLP
(31.1)	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 33-95970.
#	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 33-95970, and for which Confidential Treatment has been granted by the Commission as to certain portions.
@	Confidential Treatment has been granted by the Commission as to certain portions.
p	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1995.
$	Management contract or compensatory plan or arrangement.
!	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1996.
q	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1996.

k	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1998.
&	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1998.
e	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending March 31, 2001.
h	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2002.
i	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2001.
j	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 2003.
k	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2004.
l	Previously filed and incorporated herein by reference from the Form 8-K filed on July 5, 2005.
m	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending March 31, 2005.
n	Previously filed and incorporated herein by reference from the Form 8-K filed on July 18, 2001.
r	Previously filed and incorporated herein by reference from the Form 8-K filed on November 12, 2004.
s	Previously filed and incorporated herein by reference from the Form 8-K filed on June 8, 2005.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 5, 2005.

MYRIAD GENETICS, INC.

By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date
By:	/s/ Peter D. Meldrum	President, Chief Executive Officer and Director (principal executive officer)	September 5, 2005
Peter D. Meldrum

By:	/s/ Jay M. Moyes	Chief Financial Officer (principal financial and accounting officer)	September 5, 2005
Jay M. Moyes

By:	/s/ John T. Henderson	Chairman of the Board	September 5, 2005
John T. Henderson, M.D.

By:	/s/ Walter Gilbert	Vice Chairman of the Board	September 5, 2005
Walter Gilbert, Ph.D.

By:	/s/ Mark H. Skolnick	Chief Scientific Officer and Director	September 5, 2005
Mark H. Skolnick, Ph.D.

By:	/s/ Arthur H. Hayes, Jr.	Director	September 5, 2005
Arthur H. Hayes, Jr., M.D.

By:	/s/ Linda S. Wilson	Director	September 5, 2005
Linda S. Wilson, Ph.D.

By:	/s/ Robert S. Attiyeh	Director	September 5, 2005
Robert S. Attiyeh

By:	/s/ Dennis Langer	Director	September 5, 2005
Dennis Langer, M.D., J.D.

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2005, 2004, and 2003

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2005	$1,205	$2,244	$(2,054)	$1,395
Year ended June 30, 2004	$895	$2,020	$(1,710)	$1,205
Year ended June 30, 2003	$505	$564	$(174)	$895

(1)	Represents amounts written off against the allowance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
(21.1)	List of Subsidiaries of the Registrant
(23.1)	Consent of KPMG LLP
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Salt Lake City, Utah

September 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(2), that Myriad Genetics, Inc. and subsidiaries (Myriad Genetics) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Myriad Genetics’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Myriad Genetics maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Myriad Genetics maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 7, 2005, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Salt Lake City, Utah

September 7, 2005

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2005 and 2004

(In thousands, except per share amounts)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$49,509	50,830
Marketable investment securities	64,334	91,009
Prepaid expenses	3,331	7,279
Trade accounts receivable, less allowance for doubtful accounts of $1,395 in 2005 and $1,205 in 2004	17,236	13,994
Other receivables	1,145	554

Total current assets	135,555	163,666

Equipment and leasehold improvements:
Equipment	40,160	34,212
Leasehold improvements	8,004	7,692

	48,164	41,904

Less accumulated depreciation and amortization	29,698	24,565

Net equipment and leasehold improvements	18,466	17,339

Other assets	4,937	7,351

	$158,958	188,356

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,897	7,938
Accrued liabilities	10,136	5,933
Deferred revenue	1,252	1,209

Total current liabilities	23,285	15,080

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000 shares; issued and outstanding no shares	—	—
Common stock, $0.01 par value. Authorized 60,000 shares; issued and outstanding 30,862 shares in 2005 and 30,623 shares in 2004	309	306
Additional paid-in capital	315,147	312,453
Accumulated other comprehensive loss	(534)	(212)
Accumulated deficit	(179,249)	(139,271)

Total stockholders’ equity	135,673	173,276

	$158,958	188,356

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2005, 2004, and 2003

(In thousands, except per share amounts)

	2005	2004	2003
Predictive medicine revenue	$71,325	43,294	34,683
Research revenue	11,081	11,748	27,822
Related party research revenue	—	1,606	1,816

Total research revenue	11,081	13,354	29,638

Total revenues	82,406	56,648	64,321

Costs and expenses:
Predictive medicine cost of revenue	20,322	13,751	12,553
Research and development expense	59,243	50,697	47,589
Selling, general, and administrative expense	43,586	34,835	31,525

Total costs and expenses	123,151	99,283	91,667

Operating loss	(40,745)	(42,635)	(27,346)

Other income (expense):
Interest income	2,798	2,025	2,900
Other	(2,031)	(10)	38

Loss before income taxes	(39,978)	(40,620)	(24,408)

Income taxes	—	—	417

Net loss	$(39,978)	(40,620)	(24,825)

Basic and diluted loss per common share	$(1.30)	(1.49)	(0.96)

Basic and diluted weighted average shares outstanding	30,720	27,326	25,730

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years ended June 30, 2005, 2004, and 2003

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income (loss)	Stockholders’ equity
	Shares	Amount
Balances at June 30, 2002	23,817	$238	202,149	308	(73,826)		128,869

Issuance of common stock for cash upon exercise of options, warrants, and employee stock purchase plan	262	3	1,895	—	—	—	1,898

Issuance of common stock for cash, net of offering costs of $159	3,000	30	57,111	—	—	—	57,141

Net loss	—	—	—	—	(24,825)	(24,825)	(24,825)

Unrealized gains on marketable investment securities:
Unrealized holding gains arising during period	—	—	—	—	—	370	—
Less classification adjustment for gains included in net loss	—	—	—	—	—	33	—

Other comprehensive income	—	—	—	403	—	403	403

Comprehensive loss						$(24,422)

Balances at June 30, 2003	27,079	271	261,155	711	(98,651)		163,486

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	144	1	1,237	—	—	—	1,238

Issuance of common stock for cash, net of offering costs of $55	3,400	34	50,061	—	—	—	50,095

Net loss	—	—	—	—	(40,620)	(40,620)	(40,620)

Unrealized losses on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(923)	—

Other comprehensive loss	—	—	—	(923)	—	(923)	(923)

Comprehensive loss						$(41,543)	—

F-6	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years ended June 30, 2005, 2004, and 2003

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Comprehensive loss	Stockholders’ equity
	Shares	Amount
Balances at June 30, 2004	30,623	$306	312,453	(212)	(139,271)		173,276

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	239	3	2,463	—	—	—	2,466

Acceleration of vesting of stock options	—	—	231	—	—	—	231

Net loss	—	—	—	—	(39,978)	(39,978)	(39,978)
Unrealized losses on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(322)	—

Other comprehensive loss	—	—	—	(322)	—	(322)	(322)

Comprehensive loss						$(40,300)

Balances at June 30, 2005	30,862	$309	315,147	(534)	(179,249)		135,673

See accompanying notes to consolidated financial statements.

F-7

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2005, 2004, and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(39,978)	(40,620)	(24,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,092	5,766	5,275
Loss (gain) on disposition of assets	67	10	(5)
Gain on sale of investment securities	—	—	(33)
Bad debt expense	2,244	2,020	564
Impairment charge on investments in other companies	1,964	—	—
Acceleration of option vesting	231	—	—
Changes in operating assets and liabilities:
Prepaid expenses	3,948	461	(2,913)
Trade receivables	(5,486)	(3,097)	(6,248)
Other receivables	(591)	8,687	(9,021)
Related party receivables	—	150	(150)
Accounts payable	3,959	(3,516)	1,992
Accrued liabilities	4,203	1,008	1,334
Related party payable	—	—	(1,038)
Deferred revenue	43	(1,749)	(11,472)

Net cash used in operating activities	(23,304)	(30,880)	(46,540)

Cash flows from investing activities:
Capital expenditures	(6,736)	(3,883)	(8,036)
Increase in other assets	(100)	(100)	(2,850)
Maturities of investment securities held-to-maturity	—	—	4,752
Purchases of investment securities available-for-sale	(44,603)	(52,730)	(51,784)
Maturities/sales of investment securities available-for-sale	70,956	25,487	45,955

Net cash provided by (used in) investing activities	19,517	(31,226)	(11,963)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,466	51,333	59,039

Net cash provided by financing activities	2,466	51,333	59,039

Net increase (decrease) in cash and cash equivalents	(1,321)	(10,773)	536

Cash and cash equivalents at beginning of year	50,830	61,603	61,067

Cash and cash equivalents at end of year	$49,509	50,830	61,603

Supplemental disclosures of noncash investing and financing activities:
Fair value adjustment on marketable investment securities charged to stockholders’ equity	$(322)	(923)	403

See accompanying notes to consolidated financial statements.

F-8

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

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

Cash equivalents of $39.6 million and $39.6 million at June 30, 2005 and 2004, respectively, consist of highly liquid debt instruments with maturities at date of purchase of 90 days or less. As of June 30, 2005 and 2004, the book value of cash equivalents approximates fair value.

(d)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.

Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

(e)	Trade Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are comprised of amounts due from sales of the Company’s predictive medicine products and are recorded at the invoiced amount, net of discounts and allowances. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable, which is based on historical write-off experience. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

F-9	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

(f)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives from five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. For the years ended June 30, 2005, 2004, and 2003, the Company incurred depreciation expense of $5.5 million, $5.2 million, and $4.8 million, respectively.

(g)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(h)	Other Assets

Other assets are comprised of purchased intellectual property, investments in privately held biotechnology and pharmaceutical companies, and a purchased library of chemical compounds. The private biotechnology and pharmaceutical company investments are both accounted for under the cost method. Management reviews the valuation of these investments for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. For the year ended June 30, 2005, the valuation of these investments was based on management’s estimates and the completion of an independent, third-party appraisal.

Based on changes to estimated cash flows compared to the prior fiscal year, the results of the independent, third-party appraisal indicated that the Company had incurred an impairment loss in the fourth quarter of approximately $2.0 million for its investment in a privately held pharmaceutical company. This impairment loss is included in other expense in the accompanying consolidated statement of operations for the year ended June 30, 2005.

The amount recognized by the Company upon the ultimate liquidation of this and other investments may vary significantly from the estimated fair value at June 30, 2005. The library of chemical compounds and related purchased intellectual property are being amortized ratably over the expected useful life of five years.

F-10	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

(i)	Revenue Recognition

The Company applies the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) to all of its revenue transactions.

Research revenues include revenues from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 to research and technology license agreements the Company considers the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement and based on costs incurred relative to the total estimated contract costs (cost-to-cost method). The Company makes adjustments, if necessary, to the estimates used in its cost-to-cost calculations as work progresses and the Company gains experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. The Company recognizes revenue from milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payments approximates the value of achieving the milestone. The Company recognizes revenue from up-front nonrefundable license fees on a straight-line basis over the period of the Company’s continued involvement in the research and development project.

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

(j)	Income Taxes

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

(k)	Net Loss per Common and Common Equivalent Share

Net loss per common share is computed based on the weighted average number of common shares and, as appropriate, dilutive potential common shares outstanding during the period. Stock options and warrants are considered to be potential common shares.

F-11	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

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

For the years ended June 30, 2005, 2004, and 2003, there were antidilutive potential common shares of 7,394,358, 5,899,252, and 4,922,144, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

(l)	Use of Estimates

The preparation of the consolidated financial statements requires Company management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of fixed assets, valuation allowances for receivables and deferred income tax assets, and the valuation of investments in privately-held companies. Actual results could differ from those estimates.

(m)	Fair Value Disclosure

At June 30, 2005 and 2004, the consolidated financial statements’ carrying amount of the Company’s financial instruments approximates fair value.

(n)	Stock-Based Compensation

As of June 30, 2005 the Company followed the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 permits entities to measure compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123. As such, with the exception of costs related to the acceleration of vesting of unvested options, stock-based employee compensation cost is not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands expect per share amounts):

F-12	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

	Year ended June 30
	2005	2004	2003
Net loss, as reported	$39,978	40,620	24,825

Add compensation expense for the acceleration of vesting of unvested options	(231)	—	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	49,604	25,105	25,532

Pro forma net loss	$89,351	65,725	50,357

Loss per share:
Basic and diluted – as reported	$1.30	1.49	0.96
Basic and diluted – pro forma	2.91	2.41	1.96

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: risk-free interest rates of 3.6%, 3.2%, and 3.0%; expected dividend yields of 0% for all years; expected lives of 6.2 years, 6.0 years, and 6.0 years; and expected volatility of 50%, 59%, and 71%.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. Statement 123R became effective for the Company on July 1, 2005. On April 14, 2005 the Company accelerated the vesting of unvested stock options previously awarded to employees and non-employee members of the board of directors under the Company’s 2002 and 2003 stock option plans in order to avoid estimated charges of approximately $25 million to future periods under the requirements of Statement 123R, as the options would have vested under their unmodified terms. Approximately 3.5 million options were accelerated, of which 1.7 million options belong to executive officers and non-employee members of the board of directors. As a result of the acceleration of the vesting of the unvested options, the Company recognized an expense of approximately $231,000 on the date of acceleration. As a result of the acceleration of vesting of unvested stock options, we do not anticipate that Statement 123R will have a material impact on our consolidated financial statements at the time of adoption.

(o)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In the accompanying consolidated balance sheet as of June 30, 2004, $26.5 million of long-term marketable investment securities were reclassified to current marketable investment securities and

F-13	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

$33.2 million of cash and cash equivalents were reclassified to current marketable investment securities. As a result of these reclassifications, net cash from investing activities in the accompanying consolidated statement of cash flows decreased by $29.3 million in 2004. None of the reclassifications had an impact on the Company’s consolidated statements of operations or stockholders’ equity and comprehensive loss.

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2005 and 2004 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2005:
Available-for-sale:
Corporate bonds and notes	$17,000	4	(147)	16,857
Certificate of deposit	1,000	—	—	1,000
Federal agency issues	31,053	—	(257)	30,796
Tax auction securities	1,700	—	—	1,700
Euro dollar bonds	14,115	—	(134)	13,981

	$64,868	4	(538)	64,334

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2004:
Available-for-sale:
Corporate bonds and notes	$24,760	30	(67)	24,723
Commercial paper	3,981	1	(1)	3,981
Federal agency issues	21,390	4	(113)	21,281
Tax auction securities	29,400	—	—	29,400
Euro dollar bonds	11,690	6	(72)	11,624

	$91,221	41	(253)	91,009

F-14	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

Maturities of debt securities classified as available-for-sale are as follows at June 30, 2005 (in thousands):

	Amortized cost	Fair value

Available-for-sale:
Due within one year	$35,852	35,627
Due after one year through three years	29,016	28,707

	$64,868	64,334

All securities in an unrealized loss position as of June 30, 2005 are debt securities. Debt securities in an unrealized loss position as of June 30, 2005 were not impaired at acquisition and the decline in fair value is due to interest rate fluctuations. Debt securities available for sale in an unrealized loss position as of June 30, 2005 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds and notes	$8,537	(49)	6,191	(98)	14,728	(147)
Federal agency issues	15,946	(107)	14,850	(150)	30,796	(257)
Euro dollar bonds	8,015	(73)	5,966	(61)	13,981	(134)

	$32,498	(229)	27,007	(309)	59,505	(538)

(3)	Leases

The Company leases office and laboratory space under four non-cancelable operating leases, with terms that begin to expire in 2017. Future minimum lease payments under these leases as of June 30, 2005 are as follows (in thousands):

Fiscal year ending:
2006	$3,258
2007	4,045
2008	5,140
2009	5,219
2010	5,283
Thereafter	50,596

$73,541

Rental expense was $3.2 million in 2005, $4.0 million in 2004, and $4.9 million in 2003.

F-15	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

(4)	Stock-Based Compensation

In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan (the 2003 Plan). The Company reserved 1,300,000 shares of common stock for issuance upon the exercise of options that the Company plans to grant from time to time under this plan. The 2003 Plan was amended by board of director and stockholder approval in November 2004 to include an additional 1,400,000 shares. Furthermore, additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the 2002 Plan) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the Plan are available for grant under the 2003 Plan.

The exercise price of options granted in 2005, 2004, and 2003 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over four or five years and expire ten years from the date of grant. As of June 30, 2005, 757,258 shares are reserved for future grant under the Company’s plans.

A summary of activity is as follows:

	2005		2004		2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	5,933,252	$27.28	4,956,144	$31.29	4,174,635	$34.94
Plus options granted	1,718,150	19.39	1,296,875	14.43	1,257,100	17.34
Less:
Options exercised	(144,701)	8.48	(44,675)	6.29	(167,903)	4.30
Options canceled or expired	(142,343)	33.17	(275,092)	36.19	(307,688)	37.81

Options outstanding at end of year	7,364,358	25.70	5,933,252	27.28	4,956,144	31.29

Options exercisable at end of year	7,355,358	25.71	3,102,658	31.52	2,203,456	31.09

Weighted average fair value of options granted during the year		10.09		8.25		11.39

F-16	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

The following table summarizes information about fixed stock options outstanding at June 30, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2005	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2005	Weighted average exercise price
$ 4.69 - 12.54	2,034,054	5.74	$9.50	2,034,054	$9.50
12.66 - 19.50	1,866,157	8.10	16.62	1,857,157	16.63
19.56 - 35.76	2,214,427	7.35	25.92	2,214,427	25.92
35.91 - 93.81	1,249,720	5.65	65.20	1,249,720	65.20

	7,364,358	6.81	25.70	7,355,358	25.71

As of June 30, 2005, 30,000 warrants previously granted to placement agents were outstanding and exercisable at a weighted average price of $40.00 per share.

(5)	Income Taxes

The Company recorded $0, $0, and $417,000 of income tax expense in 2005, 2004, and 2003, respectively. The difference between the expected tax benefit for all periods presented and the actual tax expense is primarily attributable to the effect of net operating losses being offset by an increase in the Company’s valuation allowance, plus the effect of foreign income taxes in 2003.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2005 and 2004 are presented below (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$96,285	84,125
Unearned revenue	467	281
Equipment, principally due to differences in depreciation	467	—
Research and development credits	14,584	7,763
Accrued liabilities and other	3,690	1,729

Total gross deferred tax assets	115,493	93,898

Less valuation allowance	(115,493)	(93,288)

Net deferred tax assets	—	610

Deferred tax liability:
Equipment, principally due to differences in depreciation	—	610

Total gross deferred tax liability	—	610

Net deferred tax liability	$—	—

F-17	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

The net change in the total valuation allowance for the years ended June 30, 2005 and 2004 was an increase of $22.2 million and $16.5 million, respectively. Approximately $37.2 million of deferred tax assets at June 30, 2005, if recognizable in future years, will be recognized as additional paid-in capital, and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

At June 30, 2005, the Company had total federal tax net operating loss carryforwards of approximately $258.1 million and research and development credit carryforwards of approximately $10.1 million, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2007 through 2024. The Company’s alternative minimum tax net operating losses are approximately the same as its regular tax net operating losses. The Company also has state net operating loss and research credit carryfowards that may be utilized in accordance with the various states’ rules and regulations.

Under the rules of the Tax Reform Act of 1986, the Company has undergone changes of ownership, and consequently, the availability of the Company’s net operating loss and research and experimentation credit carryforwards in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company’s value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management has not evaluated whether these rules will result in any losses or credits expiring unutilized.

(6)	Employee Deferred Savings Plan and Stock Purchase Plan

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. The Company’s contributions to the plan were $1,175,000, $970,000, and $858,000 for the years ended June 30, 2005, 2004, and 2003, respectively.

The Company has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the board of directors and stockholders in December 1994, under which a maximum of 400,000 shares of common stock may be purchased by eligible employees. In November 2004 the board of directors and stockholders approved an additional 200,000 shares which may be offered under the Plan. At June 30, 2005, 403,819 shares of common stock had been purchased under the Plan. For the years ended June 30, 2005, 2004, and 2003, shares purchased under the Plan were 94,553, 93,006, and 58,851, respectively. The discount allowed to employees of approximately $333,000 is included in the pro forma loss shown in note 1.

(7)	Collaborative Research Agreements

In May 2005, the Company licensed a portion of its intellectual property related to a cancer compound to an oncology drug development company. The Company has no continuing obligations under the license. As a result of the license agreement the Company recognized the related $2.5 million in research revenue for the fiscal year ended June 30, 2005.

F-18	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

In June 2004, the Company entered into a five-year, $14.2 million research agreement to utilize its expertise to characterize pathogen-host protein interactions. Revenue related to this collaboration is being recognized on a cost-plus reimbursement basis. Under this agreement the Company recognized research revenue of $2.3 million for the fiscal year ended June 30, 2005.

In March 2002, the Company entered into a three-year, $13.8 million research collaboration to identify novel drug targets for the diagnosis and treatment of depression. The agreement, which was completed in February 2005, provided the collaborator with certain license rights and specified guaranteed research funding, potential milestones, and royalties to the Company. Revenue related to the license agreement was recognized ratably over the license period and revenue related to this research collaboration was recognized as research was performed on a cost-to-cost basis. Revenue from the achievement of milestones was recognized upon achieving the milestone. Under this agreement the Company recognized research revenue of $2.5 million, $4.4 million, and $6.3 million for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

Also in March 2002, the Company formed a $24 million research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. The agreement, which was completed in October 2003, provided the collaborator with certain license rights. Revenue related to this research collaboration was recognized on a straight-line basis. Under this contract the Company recognized research revenue of $0, $5.1 million, and $15.7 million for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

In May 2000, the Company entered into a three-year, $22.5 million license agreement and research collaboration to utilize its protein interaction technology. The agreement, which was completed in April 2003, provided the collaborator a license to utilize the protein interaction technology in certain foreign markets. Revenue related to the license agreement was recognized ratably over the license period and revenue related to the research collaboration was recognized as research was performed on a cost-to-cost basis. Under this agreement the Company recognized research revenue of $0, $0, and $5.4 million for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

(8)	Segment and Related Information

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

F-19	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on loss from operations before interest income and expense and other income and expense.

	Research	Predictive medicine	Drug development	Total
Year ended June 30, 2005:
Revenues	$11,081	71,325	—	82,406
Depreciation and amortization	2,149	2,033	1,910	6,092
Segment operating gain (loss)	(13,752)	15,764	(42,757)	(40,745)

Year ended June 30, 2004:
Revenues	13,354	43,294	—	56,648
Depreciation and amortization	2,273	1,768	1,725	5,766
Segment operating gain (loss)	(16,581)	2,975	(29,029)	(42,635)

Year ended June 30, 2003:
Revenues	29,638	34,683	—	64,321
Depreciation and amortization	2,287	1,912	1,076	5,275
Segment operating gain (loss)	(2,811)	(2,672)	(21,863)	(27,346)

	2005	2004	2003
Total operating loss for reportable segments	$(40,745)	(42,635)	(27,346)
Unallocated amounts:
Interest income	2,798	2,025	2,900
Other	(2,031)	(10)	38
Income taxes	—	—	(417)

Net loss	$(39,978)	(40,620)	(24,825)

All of the Company’s revenues were derived from research and testing performed in the United States. Additionally, all of the Company’s long-lived assets are located in the United States. All of the Company’s research segment revenue was generated from nine, five, and six collaborators in fiscal 2005, 2004, and 2003, respectively. Further, revenue from zero, zero, and one of the collaborators was in excess of 10% of the Company’s consolidated revenues for fiscal years 2005, 2004, and 2003, respectively.

(9)	Stockholder Rights Plan

The Company has in place a Stockholder Rights Plan (the Plan). The Plan provides registered holders of the Company’s common stock one preferred share purchase right for each outstanding share of the Company’s common stock. Each right entitles the holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock. The rights have certain anti-takeover effects and allow the Company’s stockholders (other than the acquiror) to purchase common stock in the Company or in the

F-20	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

acquiror at a substantial discount. Prior to the ten days following the acquisition by a person or group of beneficial ownership of 15% or more of the Company’s common stock, the Board of Directors may redeem the rights in whole, but not in part, at a price of $0.01 per right.

(10)	Investment in Prolexys Pharmaceuticals, Inc.

In April 2001, the Company contributed technology to Prolexys Pharmaceuticals, Inc. (Prolexys), formerly known as Myriad Proteomics, Inc., in exchange for a 49% ownership interest and investors contributed a combined $82 million in cash in exchange for the remaining 51% ownership in Prolexys.

The Company accounts for its investment in Prolexys using the equity method. Because the Company’s initial investment in Prolexys consisted of technology with a carrying value of $0 on the Company’s consolidated financial statements, and given the uncertainty of the realizability of the difference between the $82 million carrying amount and the Company’s proportionate share of the net assets of Prolexys, the Company’s initial investment in Prolexys was recorded as $0. The Company allocated $41 million of this difference to technology which is being reduced as the related technology amortization, including in-process research and development charges, are recorded at Prolexys. At June 30, 2005, the remaining technology basis difference is estimated to be $10.7 million. The remaining $41 million of unallocated basis difference is being accreted to income, offset by the Company’s share of Prolexys’ losses, over the period of expected benefit of 10 years.

As part of the formation of Prolexys, the Company entered into administrative and scientific outsourcing agreements with Prolexys. The original terms of these agreements expired on December 31, 2001, but were extended until June 30, 2002 and again to June 30, 2003 at the option of Prolexys. This agreement was terminated effective January 26, 2004.

Charges to Prolexys for services incurred related to the administrative and scientific outsourcing agreements were based on actual time and expenses incurred by the Company on behalf of Prolexys. During the years ended June 30, 2005, 2004, and 2003, the Company provided $0, $1.6 million, and $2.0 million, respectively, of administrative and scientific services to Prolexys.

Summarized balance sheet information as of June 30, 2005 and 2004 for Prolexys is as follows (in thousands):

	2005	2004
	(Unaudited)
Current assets	$13,352	24,230
Noncurrent assets	28,337	39,699
Current liabilities	2,305	3,307
Noncurrent liabilities	8,455	12,624
Stockholders’ equity	30,929	47,998

F-21	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005, 2004, and 2003

Summarized statement of operations information for Prolexys for the years ended June 30, 2005, 2004, and 2003 is as follows (in thousands):

	2005	2004	2003
	(Unaudited)
Total revenues	$694	1,108	150
Other operating costs and expenses	20,539	33,560	23,155
Net loss	(17,090)	(26,508)	(19,756)

F-22