Form 10-Q
period 2005-09-30
MYRIAD GENETICS INC
filed 2005-10-26
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of October 21, 2005 the registrant had 30,954,785 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)	Sep. 30, 2005	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$38,728	$49,509
Marketable investment securities	64,269	64,334
Prepaid expenses	4,639	3,331
Trade accounts receivable, less allowance for doubtful accounts of $1,595 at Sep. 30, 2005 and $1,395 at June 30, 2005	18,747	17,236
Other receivables	978	1,145

Total current assets	127,361	135,555

Equipment and leasehold improvements:
Equipment	40,943	40,160
Leasehold improvements	8,092	8,004

	49,035	48,164
Less accumulated depreciation and amortization	31,160	29,698

Net equipment and leasehold improvements	17,875	18,466

Other assets	4,799	4,937

	$150,035	$158,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,720	$11,897
Accrued liabilities	8,628	10,136
Deferred revenue	3,999	1,252

Total current liabilities	22,347	23,285
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 30,948 at Sep. 30, 2005 and 30,862 at June 30, 2005	309	309
Additional paid-in capital	316,510	315,147
Accumulated other comprehensive loss	(640)	(534)
Accumulated deficit	(188,491)	(179,249)

Total stockholders’ equity	127,688	135,673

	$150,035	$158,958

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(in thousands, except per share amounts)	Sep. 30, 2005	Sep. 30, 2004
Revenues:
Predictive medicine revenue	$21,529	$14,429
Research revenue	3,585	2,281

Total revenues	25,114	16,710
Costs and expenses:
Predictive medicine cost of revenue	5,803	4,239
Research and development expense	18,466	13,132
Selling, general and administrative expense	10,898	9,956

Total costs and expenses	35,167	27,327

Operating loss	(10,053)	(10,617)
Other income (expense):
Interest income	811	632
Other	—	(7)

	811	625

Net loss	$(9,242)	$(9,992)

Basic and diluted loss per share	$(0.30)	$(0.33)

Basic and diluted weighted average shares outstanding	30,886	30,649

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	Sep. 30, 2005	Sep. 30, 2004
Cash flows from operating activities:
Net loss	$(9,242)	$(9,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,643	1,486
Loss on disposition of assets	—	7
Bad debt expense	537	209
Share-based compensation expense	239	—
Changes in operating assets:
Prepaid expenses	(1,308)	1,475
Trade accounts receivable	(2,048)	(2,842)
Other receivables	167	(898)
Accounts payable	(2,177)	(1,337)
Accrued liabilities	(1,508)	170
Deferred revenue	2,747	(52)

Net cash used in operating activities	(10,950)	(11,774)

Cash flows from investing activities:
Capital expenditures	(914)	(809)
Purchases of marketable investment securities	(6,359)	(20,512)
Proceeds from sales and maturities of marketable investment securities	6,318	14,374

Net cash used in investing activities	(955)	(6,947)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,124	232

Net cash provided by financing activities	1,124	232

Net decrease in cash and cash equivalents	(10,781)	(18,489)
Cash and cash equivalents at beginning of period	49,509	83,983

Cash and cash equivalents at end of period	$38,728	$65,494

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with accounting principles generally accepted in the United States. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. Operating results for the three month period ended September 30, 2005 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Share-Based Compensation

On July 1, 2005 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (Statement 123R). Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan (the 2003 Plan) under which 2,700,000 shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the 2002 Plan) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan. The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over four or five years and expire ten years from the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock at the date of grant. The Company also has an Employee Stock Purchase Plan under which a maximum of 600,000 shares of common stock may be purchased by eligible employees.

The Company’s share-based payment plans are now accounted for under Statement 123R. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2005: risk-free interest rate of 4.0%; expected dividend yield of 0%; expected lives ranging from 2.3 year to 5.3 years; and expected volatility ranging from

46% to 74%. For the three months ended September 30, 2004 the weighted-average assumptions used for grants were as follows: risk-free interest rate of 3.4%; expected dividend yield of 0%; expected life of 6.1 years; and expected volatility of 52%. Expected option lives and volatilities are based on historical data of the Company.

A summary of option activity under our stock option plans for the three months ending September 30, 2005 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in 000s)
Options outstanding at July 1, 2005	7,364,358	$25.70
Plus options granted	711,325	20.48
Less:
Options exercised	(85,412)	13.18
Options canceled or expired	(18,417)	49.82

Options outstanding at September 30, 2005	7,971,854	25.31	6.8	35,182

Options exercisable at September 30, 2005	7,252,504	25.79	6.5	34,148
Weighted average fair value of options granted		9.55

Share-based compensation expense included in the statement of operations for the three months ended September 30, 2005 was approximately $239,000. As of September 30, 2005, there was approximately $5.2 million of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 2.8 years. The total intrinsic value of options exercised during the three months ended September 30, 2005 was approximately $558,000. The total fair value of shares vested during the three months ended September 30, 2005 was $0.

Statement 123R applies only to awards granted after the required effective date. Awards granted prior to the Company’s implementation of Statement 123R were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net loss in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2004, as all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based

Compensation, to stock-based employee compensation for periods presented prior to the Company’s adoption of Statement 123R:

(in thousands, except per share amounts)	Three months ended Sep. 30, 2004
Net loss, as reported	$(9,992)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(6,416)

Pro forma net loss	$(16,408)

Loss per share:
Basic and diluted – as reported	$(0.33)

Basic and diluted – pro forma	$(0.54)

(3)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended Sep. 30,
	2005	2004
Net loss	$(9,242)	$(9,992)
Unrealized gain (loss) on available-for-sale securities	(106)	101

Comprehensive loss	$(9,348)	$(9,891)

(4)	Net Loss Per Common Share

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

As of September 30, 2005 and 2004, there were antidilutive potential common shares of 8,001,854 and 6,630,433, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

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

(in thousands)	Research	Predictive medicine	Drug development	Total
Three months ended Sep. 30, 2005:
Revenues	$3,585	$21,529	—	$25,114
Depreciation and amortization	644	516	483	1,643
Segment operating gain (loss)	(2,502)	6,707	(14,258)	(10,053)
Three months ended Sep. 30, 2004:
Revenues	2,281	14,429	—	16,710
Depreciation and amortization	553	475	458	1,486
Segment operating gain (loss)	(3,474)	1,997	(9,140)	(10,617)

	Three Months Ended Sep. 30,
(in thousands)	2005	2004
Total operating loss for reportable segments	(10,053)	$(10,617)
Interest income	811	632
Other	—	(7)

Net loss	$(9,242)	$(9,992)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading biotechnology company focused on the development and marketing of novel therapeutic and predictive medicine products. We employ a number of proprietary technologies that permit us to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease. We use this information to guide the development of new healthcare products that will treat major diseases and assess a person’s risk of disease later in life.

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

Myriad researchers have made important discoveries in the fields of cancer, Alzheimer’s disease and infectious diseases such as AIDS. These discoveries point to novel disease pathways that may pave the way for the development of new classes of drugs. We intend to develop and, subject to regulatory approval, market our therapeutic products in the areas of cancer, Alzheimer’s disease and viral disease.

Therapeutic products in development

We currently have three drug candidates in six clinical trials and a number of drug candidates in late-stage preclinical development. Our most advanced drug development programs are described below:

•	Flurizan™ (R-flurbiprofen): drug candidate for Alzheimer’s disease. Flurizan, our lead therapeutic candidate for the treatment of Alzheimer’s disease, is the first in a new class of drug candidates known as selective amyloid beta lowering agents, or SALAs. In April 2005, we completed a Phase 2 human clinical trial of Flurizan in 207 patients with mild to moderate Alzheimer’s disease. Although not statistically significant, the study found that patients with mild Alzheimer’s disease who received the 800 mg twice-daily dose of Flurizan achieved between 34 and 45% slowing in decline on the three primary endpoints (activities of daily living, overall function and cognitive ability). A 20% or greater slowing in decline is generally regarded as clinically relevant. Flurizan appeared to be well tolerated by Alzheimer’s patients in the Phase 2 study and adverse events were generally mild and non-specific and did not differ significantly between placebo and treated groups. Since April 2005, we have continued a Phase 2 follow-on study, gathering longer-term data from the same patients beyond the 12 months of the original study. We have also initiated enrollment in a Phase 3 study in patients with mild Alzheimer’s disease. This two-arm study (800 mg twice daily and placebo) will enroll 800 patients per arm in over 130 centers in the United States and is designed to assess the ability of Flurizan to reduce the rate of cognitive decline and decline in activities of daily living in patients with mild Alzheimer’s disease. Alzheimer’s disease is a degenerative neurological condition affecting up to 50% of all people aged 85 or older, with an estimated four million cases in the United States alone.

•	Flurizan (R-flurbiprofen): drug candidate for prostate cancer. Flurizan is also in a Phase 2b human clinical trial for the treatment of patients with pre-metastatic prostate cancer. This clinical trial is a three arm (800 mg twice daily, 800 mg once daily and placebo) 82 patient per arm study being conducted at 56 centers in the United States and Canada and is designed to assess the ability of Flurizan to delay the onset of metastatic cancer in patients with prostate cancer. Approximately 232,000 men in the United States will be diagnosed with prostate cancer this year. It is the second leading cause of death from cancer in men.

•

MPC-6827: drug candidate for solid cancer tumors and brain metastases. Our drug candidate MPC-6827 is a novel, small-molecule tubulin inhibitor that is being studied in two Phase 1 human clinical trials. These trials use an escalating dose regimen designed to evaluate the safety and pharmacokinetic profile of MPC-6827 in patients with advanced solid tumors and metastatic brain tumors, respectively. In preclinical studies, MPC-6827 showed better activity against a range of human tumors in mouse xenografts than the standard of care treatments for those cancers. In addition, MPC-6827 demonstrated the ability to effectively cross the blood-brain barrier and was not subject to multiple drug resistance. This drug candidate has demonstrated activity in preclinical studies against tumors of the prostate, breast, pancreas, colon and skin (melanoma). According to the American Cancer Society, these cancers are expected to account for approximately 642,000 new cases in 2005 in the United States alone. In addition, according to the National Cancer Institute, it is estimated that there will be as many as 170,000 new cases of brain metastases in 2005.

•	MPC-2130: drug candidate for blood cancers. Our drug candidate MPC-2130, a novel apoptosis inducing small molecule, is also in the Phase 1 clinical trial stage. The study is designed to evaluate the safety and pharmacokinetic profile of MPC-2130 in patients with advanced metastatic tumors or blood cancers as well as refractory cancer that has progressed despite previous chemotherapy. In preclinical studies, MPC-2130 demonstrated cancer cell killing activity in ovarian cancer and prostate cancer as well as two lymphoma cell lines, Burkitt’s lymphoma and T-cell lymphoma. In addition, MPC-2130 was not subject to multiple drug resistance and was able to cross the blood-brain barrier. According to the American Cancer Society, approximately 98,000 Americans will be diagnosed with blood cancers this year.

•	MPI-49839: drug candidate for AIDS. As published in the scientific journal Cell in October 2001, our scientists and their collaborators discovered the viral budding mechanism in HIV and other viruses. This discovery led to the development of MPI-49839, an orally available viral budding/maturation inhibitor, which is one of a new class of drug candidates for the treatment of AIDS. MPI-49839 has demonstrated strong anti-HIV activity and has been shown to be active against many of the drug resistant strains of HIV. MPI-49839 is in late-stage preclinical development in preparation for human clinical testing in the future, and we may file an Investigational New Drug application, or IND, as early as the end of our fiscal year ending June 30, 2006.

•	MPC-0920: drug candidate for thrombosis. Our drug candidate MPC-0920, an orally available direct thrombin inhibitor, has demonstrated characteristics that may offer improvements over traditional anticoagulants, which have limitations such as nonselectivity, inability to effect thrombin-bound fibrin and drug interactions. We believe that deep-vein thrombosis and arterial fibrillation represent two large potential markets. MPC-0920 is in late-stage preclinical development in preparation for human clinical testing in the future, and we may file an IND as early as the end of our fiscal year ending June 30, 2006.

•	MPC-4505: drug candidate for chemotherapy induced emesis. Our drug candidate MPC-4505, a small molecule that has demonstrated solubility and oral bioavailability, is an NK1 receptor antagonist for chemotherapy induced emesis (nausea and vomiting). We believe these characteristics of MPC-4505 make it suitable for both an oral formulation and a sterile IV formulation. MPC-4505 has shown central nervous system penetration, a long half-life and a favorable safety profile in preclinical testing. MPC-4505 is in late-stage preclinical development in preparation for human clinical testing in the future.

Therapeutic product pipeline

Molecule	Therapeutic Area	Status
Flurizan	Alzheimer’s disease	Phase 3*
Flurizan	Prostate cancer	Phase 2b
MPC-6827	Brain metastases	Phase 1
MPC-6827	Solid tumors	Phase 1
MPC-2130	Blood cancers and metastatic tumors	Phase 1
MPI-49839	AIDS	Preclinical
MPC-0920	Thrombosis	Preclinical
MPC-4505	Emesis	Preclinical

*	We are also conducting a Phase 2 follow-on study to collect longer-term data from the patients who participated in our 12-month Phase 2 study that was completed in April 2005.

Predictive medicine products

Predictive medicine analyzes genes and their mutations to assess an individual’s risk for developing disease later in life. Armed with this risk assessment information, individuals can increase surveillance and take action to prevent or delay the onset of disease.

To date, we have launched four commercial predictive medicine products. We market these products through our own 115-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Predictive medicine revenues were $21.5 million for the three months ended September 30, 2005, an increase of 49% over the same three months in 2004. Our predictive medicine gross profit margin was 73% for the three months ended September 30, 2005, compared to 71% for the same three months in 2004. Our current commercial predictive medicine products are described below:

•	BRACAnalysis®: predictive medicine product for breast and ovarian cancer. BRACAnalysis is a comprehensive analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk for breast and ovarian cancer. A woman who tests positive with the BRACAnalysis test has an 82% risk of developing breast cancer during her lifetime and up to a 54% risk of developing ovarian cancer. BRACAnalysis provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, preventive medication and treatment decisions. As published in the Journal of the National Cancer Institute, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast cancer can reduce their risk by approximately 50% with appropriate preventive therapies. Additionally, as published in the New England Journal of Medicine, researchers have shown that pre-symptomatic individuals who carry gene mutations can lower their risk of developing ovarian cancer by approximately 60% with appropriate preventive therapies. It is estimated that in 2005 there will be approximately 235,000 women in the United States diagnosed with breast or ovarian cancer. This year in the United States, an estimated 57,000 women will die from these cancers. The test is currently priced at $2,975 and is covered by all major health maintenance organizations and health insurance providers in the United States.

•	COLARIS®: predictive medicine product for colon cancer and uterine cancer. COLARIS is a comprehensive analysis of the MLH1 and MSH2 genes for determining a person’s risk of developing colon cancer or uterine cancer. Individuals who carry a deleterious mutation in one of the two colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have a 60% lifetime chance of developing uterine cancer. Highly effective preventive measures include colonoscopy and the removal of precancerous polyps. Through proper screening and polyp removal, colon cancer is a preventable disease. Colorectal cancer is the second leading cause of cancer deaths in the United States, with approximately 145,000 new cases expected to be diagnosed this year. Familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. The test is currently priced at $1,950 and is covered by all major health maintenance organizations and health insurance providers in the United States.

•	COLARIS AP®: predictive medicine product for colon cancer. COLARIS AP detects mutations in the APC and MYH genes, which cause a colon polyp-forming syndrome known as familial adenomatous polyposis (FAP) and a more common variation of the syndrome known as attenuated FAP. Individuals who carry a deleterious mutation in the APC or MYH gene may have a greater than 90% lifetime risk of developing colon cancer. Effective preventive measures include colonoscopy and the removal of pre-cancerous polyps and prophylactic surgery. The test is currently priced at $1,685 and is covered by all major health maintenance organizations and health insurance providers in the United States.

•	MELARIS®: predictive medicine product for melanoma. MELARIS analyzes mutations in the p16 gene to determine genetic susceptibility to malignant melanoma, a deadly form of skin cancer. Individuals who test positive for MELARIS have a 75-fold increased risk of developing melanoma during their lifetimes as compared to the general population. MELARIS, which assesses a person’s risk of developing melanoma, provides important information that we believe will be useful in the surveillance and prevention of melanoma. Melanoma can be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which pre-cancerous lesions are removed before cancer can develop. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. MELARIS, our newest predictive medicine product, is currently priced at $745 and is covered by certain health maintenance organizations and health insurance providers in the United States.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products and research payments. We have yet to attain profitability and, for the three months ended September 30, 2005, we had a net loss of $9.2 million. As of September 30, 2005 we had an accumulated deficit of $188.5 million.

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

Investments in Privately-Held Companies. We review the valuation of our investments in privately-held biotechnology and pharmaceutical companies for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The amount of impairment, if any, and valuation of these investments are based on our estimates and, in certain circumstances, the completion of independent, third-party appraisals of the investments. Inherent in these estimates and appraisals are assumptions such as the comparability of the investee to similar publicly traded companies, the value of the investee’s underlying research and development efforts, the likelihood that the investee’s current research projects will result in a marketable product, and the investee’s expected future cash flows. Accordingly, the amount recognized by us upon ultimate liquidation of these investments may vary significantly from the estimated fair values at September 30, 2005.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Predictive medicine revenues for the three months ended September 30, 2005 were $21.5 million compared to $14.4 million for the same three months in 2004, an increase of 49%. Predictive medicine revenue is comprised primarily of sales of predictive medicine products, and also includes some marketing fees and forensic DNA analysis fees. Increased sales, marketing, and education efforts, coupled with publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the three months ended September 30, 2005. We sometimes experience seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Research revenues for the three months ended September 30, 2005 were $3.6 million compared to $2.3 million for the same three months in 2004. This 57% increase in research revenue is primarily attributable to revenues associated with the delivery of research data pursuant to a research collaboration which resulted in increased research revenues of approximately $2.5 million for the three months ended September 30, 2005 compared to the same three months in 2004. This increase was partially offset by the successful completion of one of our research collaborations in the prior year, which resulted in decreased research revenues of approximately $1.2 million. We expect that our continued focus will be on our internal drug development and predictive medicine programs and we plan to continue to de-emphasize external research collaborations. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

Predictive medicine cost of revenue for the three months ended September 30, 2005 was $5.8 million compared to $4.2 million for the same three months in 2004. This increase of 37% in predictive medicine cost of revenue is primarily due to the 49% increase in predictive medicine revenues for the three months ended September 30, 2005 compared to the same three months in 2004. This increase was partially offset by a reduction in royalty obligations as well as technology improvements and efficiency gains in the operation of our predictive medicine business. These changes also contributed to an increase in our gross profit margin, which was 73% for the three months ended September 30, 2005 compared to 71% for the same three months in 2004. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

Research and development expenses for the three months ended September 30, 2005 were $18.5 million compared to $13.1 million for the same three months in 2004. This increase of 41% was primarily due to increased costs associated with our clinical trials, including our Phase 3 study and follow-on Phase 2 study of Flurizan in patients with mild Alzheimer’s disease, our Phase 2b study of Flurizan in patients with pre-metastatic prostate cancer and our three Phase 1 trials for our cancer compounds MPC-6827 and MPC-2130. These increases added approximately $4.0 million to our research and development costs for the three months ended September 30, 2005 compared to the same three months in 2004. Increases in our drug discovery and drug development programs added approximately $1.4 million to our research and development costs for the three months ended September 30, 2005 compared to the same three months in 2004. We expect to incur significant increases in our research and development expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Flurizan, advance our other product candidates into clinical trials, and expand our research and development activities, and we expect that these expenses will continue to fluctuate from quarter to quarter based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses for the three months ended September 30, 2005 were $10.9 million compared to $10.0 million for the same three months in 2004. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources, business development, allocated facilities expenses and other corporate expenses. This increase of 9% was primarily attributable to general increases in costs to support growth in our predictive medicine business and therapeutic development efforts. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $10.8 million or 10% from $113.8 million at June 30, 2005 to $103.0 million at September 30, 2005. This decrease in cash, cash equivalents, and marketable investment securities is primarily attributable to increased expenditures for our ongoing clinical trials, internal research and drug development programs and other expenditures incurred in the ordinary course of business. As a result of changes in interest rates, interest income for the three months ended September 30, 2005 was $0.8 million, compared to $0.6 million for the same three in 2004, an increase of 28%.

Net cash used in operating activities was $11.0 million during the three months ended September 30, 2005 compared to $11.8 million used in operating activities during the same three months in 2004. Trade accounts receivable increased $2.0 million between June 30, 2005 and September 30, 2005, primarily due to increases in predictive medicine sales during the same period. Prepaid expenses increased by $1.3 million between June 30, 2005 and September 30, 2005, primarily due to the purchase of lab supplies.

Accounts payable decreased by $2.2 million between June 30, 2005 and September 30, 2005, primarily due to payments for purchases of equipment and amounts due in relation to our clinical trials. Accrued liabilities decreased by $1.5 million between June 30, 2005 and September 30, 2005, primarily as a result of payments for predictive medicine sales and marketing commissions. Deferred revenue, representing the difference in collaborative payments received and research revenue recognized, increased by $2.7 million between June 30, 2005 and September 30, 2005.

Our investing activities used cash of $1.0 million during the three months ended September 30, 2005 and used cash of $6.9 million during the same three months in 2004. Investing activities were comprised primarily of purchases and maturities of marketable investment securities and capital expenditures for research equipment.

Financing activities provided cash of $1.1 million during the three months ended September 30, 2005 and provided cash of $0.2 million during the same three months in 2004, primarily due to funds received from the exercise of stock options.

We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	the progress and results of our current Phase 3 clinical trial of Flurizan for the treatment of Alzheimer’s disease and any additional Phase 3 trials that may be required by the FDA or that we may initiate on our own;

•	the progress and results of our current Phase 2b clinical trial of Flurizan for the treatment of prostate cancer and any additional trials that may be required by the FDA or that we may initiate on our own;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the progress and results of our Phase 1 clinical trials for MPC-6827 and MPC-2130 and any future trials we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Flurizan, MPC-6827 and MPC-2130 and any other preclinical drug candidates that progress to clinical trials;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the progress, results and cost of developing personalized medicine products and additional predictive medicine products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing capacities if any of our drug candidates is approved;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt and amount of sales or royalties, if any, from Flurizan, MPC-6827 and MPC-2130, and any other drug candidates.

We have an effective shelf registration statement on Form S-3 (Registration No. 333-123914) on file with the Securities and Exchange Commission for the sale of up to $300 million of various types of securities upon filing of a prospectus supplement with the SEC. This filing includes the securities that had been available for sale under our shelf registration statement on Form S-3 (Registration No. 333-73124) filed previously on November 9, 2001. Because of our significant long-term capital requirements, we may access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at such time.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: our inability to further identify, develop and achieve commercial success for new products and technologies; our ability to discover drugs that are safer and more efficacious than our competitors; our ability to develop predictive medicine products that help assess which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, or that clinical trials will be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2005, which has been filed with the Securities and Exchange Commission.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report or the date of any document incorporated by reference in this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of September 30, 2005, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

MYRIAD GENETICS, INC.

Date: October 26, 2005	By:	/s/ PETER D. MELDRUM
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: October 26, 2005	By:	/s/ JAY M. MOYES
Jay M. Moyes
Chief Financial Officer
(Principal financial and chief accounting officer)