Form 10-Q
period 2005-12-31
MYRIAD GENETICS INC
filed 2006-02-07
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 1, 2006 the registrant had 39,128,622 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)	Dec. 31, 2005	Jun. 30, 2005
Assets
Current assets:
Cash and cash equivalents	$118,582	$49,509
Marketable investment securities	116,497	64,334
Prepaid expenses	6,737	3,331
Trade accounts receivable, less allowance for doubtful accounts of $1,645 at Dec. 31, 2005 and $1,395 at June 30, 2005	18,979	17,236
Other receivables	1,014	1,145

Total current assets	261,809	135,555

Equipment and leasehold improvements:
Equipment	43,185	40,160
Leasehold improvements	8,157	8,004

	51,342	48,164
Less accumulated depreciation and amortization	32,684	29,698

Net equipment and leasehold improvements	18,658	18,466

Other assets	4,762	4,937

	$285,229	$158,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,708	$11,897
Accrued liabilities	7,583	10,136
Deferred revenue	1,292	1,252

Total current liabilities	23,583	23,285
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 39,127 at Dec. 31, 2005 and 30,862 at June 30, 2005	391	309
Additional paid-in capital	458,370	315,147
Accumulated other comprehensive loss	(672)	(534)
Accumulated deficit	(196,443)	(179,249)

Total stockholders’ equity	261,646	135,673

	$285,229	$158,958

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2004
Revenues:
Predictive medicine revenue	$23,392	$17,535	$44,921	$31,964
Research revenue	3,938	2,104	7,524	4,385

Total revenues	27,330	19,639	52,445	36,349
Costs and expenses:
Predictive medicine cost of revenue	6,272	5,131	12,075	9,370
Research and development expense	19,030	14,546	37,495	27,678
Selling, general and administrative expense	11,628	10,638	22,528	20,594

Total costs and expenses	36,930	30,315	72,098	57,642

Operating loss	(9,600)	(10,676)	(19,653)	(21,293)
Other income (expense):
Interest income	1,649	687	2,460	1,319
Other	(1)	(59)	(1)	(66)

	1,648	628	2,459	1,253

Net loss	$(7,952)	$(10,048)	$(17,194)	$(20,040)

Basic and diluted loss per share	$(0.22)	$(0.33)	$(0.52)	$(0.65)

Basic and diluted weighted average shares outstanding	35,547	30,682	33,217	30,666

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	Dec. 31, 2005	Dec. 31, 2004
Cash flows from operating activities:
Net loss	$(17,194)	$(20,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,334	3,023
Loss on disposition of assets	1	66
Bad debt expense	869	1,135
Share-based compensation expense	729	—
Changes in operating assets:
Prepaid expenses	(3,406)	2,043
Trade accounts receivable	(2,612)	(4,422)
Other receivables	131	(201)
Accounts payable	2,811	371
Accrued liabilities	(2,553)	1,499
Deferred revenue	40	409

Net cash used in operating activities	(17,850)	(16,117)

Cash flows from investing activities:
Capital expenditures	(3,252)	(1,726)
Purchases of other assets	(100)	(100)
Purchases of marketable investment securities	(75,719)	(36,947)
Proceeds from sales and maturities of marketable investment securities	23,418	32,465

Net cash used in investing activities	(55,653)	(6,308)

Cash flows from financing activities:
Net proceeds from public offering of common stock	139,746	—
Net proceeds from common stock issued under share-based compensation plans	2,830	958

Net cash provided by financing activities	142,576	958

Net increase/(decrease) in cash and cash equivalents	69,073	(21,467)
Cash and cash equivalents at beginning of period	49,509	83,983

Cash and cash equivalents at end of period	$118,582	$62,516

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with accounting principles generally accepted in the United States. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. Operating results for the three and six month periods ended December 31, 2005 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan (the 2003 Plan) under which 2.7 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. An additional 1.2 million shares of common stock were reserved for Company grants at a special shareholder meeting on January 6, 2006. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the 2002 Plan) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan. The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over four or five years and expire ten years from the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock at the date of grant. The Company also has an Employee Stock Purchase Plan under which a maximum of 600,000 shares of common stock may be purchased by eligible employees. During the quarter ended December 31, 2005, the Company issued 62,596 shares of common stock under the Employee Stock Purchase Plan.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period.

Share-based compensation expense included in the consolidated statements of operations for the three and six months ended December 31, 2005 was approximately $490,000 and $729,000, respectively. As of December 31, 2005, there was approximately $5.2 million of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 3.7 years.

Statement 123R applies only to awards granted after the required effective date. Awards granted prior to the Company’s implementation of Statement 123R were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based compensation cost is reflected in net loss in the accompanying condensed consolidated statement of operations for the three and six months ended December 31, 2004, as all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant. In anticipation of adopting Statement 123R, in April 2005 the Company announced that it had accelerated the vesting of unvested stock options previously awarded to employees and non-employee members of the board of directors. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for periods presented prior to the Company’s adoption of Statement 123R:

(in thousands, except per share amounts)	Three months ended Dec. 31, 2004	Six months ended Dec. 31, 2004
Net loss, as reported	$(10,048)	$(20,040)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(6,494)	(12,891)

Pro forma net loss	$(16,542)	$(32,931)

Loss per share:
Basic and diluted – as reported	$(0.33)	$(0.65)

Basic and diluted – pro forma	$(0.54)	$(1.07)

(3)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2005	2004	2005	2004
Net loss	$(7,952)	$(10,048)	$(17,194)	$(20,040)
Unrealized loss on available-for-sale securities	(32)	(292)	(138)	(191)

Comprehensive loss	$(7,984)	$(10,340)	$(17,332)	$(20,231)

(4)	Net Loss Per Common Share

Loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive potential common shares outstanding during the period. Stock options and warrants are considered to be potential common shares.

Basic loss per common share is the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share is the amount of loss for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In calculating loss per common share the net loss and the weighted average common shares outstanding were the same for both the basic and diluted calculation. As of December 31, 2005 and 2004, there were antidilutive potential common shares of 7,909,656 and 6,746,444, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the periods presented, but may be dilutive to future basic and diluted earnings per share.

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

(in thousands)	Research	Predictive medicine	Drug development	Total
Three months ended Dec. 31, 2005:
Revenues	$3,938	$23,392	$—	$27,330
Depreciation and amortization	649	533	509	1,691
Segment operating income (loss)	(3,759)	7,212	(13,053)	(9,600)

Three months ended Dec. 31, 2004:
Revenues	2,104	17,535	—	19,639
Depreciation and amortization	551	514	472	1,537
Segment operating income (loss)	(3,576)	3,950	(11,050)	(10,676)

Six months ended Dec. 31, 2005:
Revenues	7,524	44,921	—	52,445
Depreciation and amortization	1,295	1,048	991	3,334
Segment operating income (loss)	(6,261)	13,919	(27,311)	(19,653)

Six months ended Dec. 31, 2004:
Revenues	4,385	31,964	—	36,349
Depreciation and amortization	1,104	990	929	3,023
Segment operating income (loss)	(7,051)	5,948	(20,190)	(21,293)

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
(in thousands)	2005	2004	2005	2004
Total operating loss for reportable segments	$(9,600)	$(10,676)	$(19,653)	$(21,293)
Interest income	1,649	687	2,460	1,319
Other	(1)	(59)	(1)	(66)

Net loss	$(7,952)	$(10,048)	$(17,194)	$(20,040)

(6)	Public Offering of Common Stock

In November 2005, the Company received $139.7 million in net proceeds from an underwritten public offering of 8,050,000 shares of common stock pursuant to the Company’s outstanding shelf registration on Form S-3 (Registration No. 333-123914). The Company has approximately $151.1 million of securities available for sale under the shelf registration statement.

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

Therapeutic products in development

We currently have three drug candidates in six clinical trials and a number of drug candidates in late-stage preclinical development. Our most advanced drug development programs are described below:

•	Flurizan™ (R-flurbiprofen): drug candidate for Alzheimer’s disease. Flurizan, our lead therapeutic candidate for the treatment of Alzheimer’s disease, is the first in a new class of drug candidates known as selective amyloid beta lowering agents, or SALAs. In April 2005, we completed a Phase 2 human clinical trial of Flurizan in 207 patients with mild to moderate Alzheimer’s disease. The study found that patients with mild Alzheimer’s disease who received the 800 mg twice-daily dose of Flurizan achieved between 34 and 45% slowing in decline on the three primary endpoints (activities of daily living, overall function and cognitive ability). A 20% or greater slowing in decline is generally regarded as clinically relevant. Flurizan appeared to be well tolerated by Alzheimer’s patients in the Phase 2 study and adverse events were generally mild and non-specific and did not differ significantly between placebo and treated groups. Since April 2005, we have continued a Phase 2 follow-on study, gathering longer-term data from patients beyond the 12 months of the original study. We have also initiated enrollment in a Phase 3 study in patients with mild Alzheimer’s disease. This two-arm study (800 mg twice daily and placebo) will enroll 800 patients per arm in over 130 centers in the United States and is designed to assess the ability of Flurizan to reduce the rate of cognitive decline and decline in activities of daily living in patients with mild Alzheimer’s disease. Alzheimer’s disease is a degenerative neurological condition affecting up to 50% of all people aged 85 or older, with an estimated four million cases in the United States alone.

•	Flurizan – MPC-7869 (R-flurbiprofen): drug candidate for prostate cancer. Flurizan is also in a Phase 2b human clinical trial for the treatment of patients with pre-metastatic prostate cancer. This clinical trial is a three arm (800 mg twice daily, 800 mg once daily and placebo), 82 patient per arm study being conducted at 56 centers in the United States and Canada and is designed to assess the ability of Flurizan to delay the onset of metastatic cancer in patients with prostate cancer. Approximately 232,000 men in the United States will be diagnosed with prostate cancer in 2005. It is the second leading cause of death from cancer in men.

•

MPC-6827: drug candidate for solid cancer tumors and brain metastases. Our drug candidate MPC-6827 is a novel, small-molecule tubulin inhibitor that is being studied in two Phase 1 human clinical trials. These trials use an escalating dose regimen designed to evaluate the safety and pharmacokinetic profile of MPC-6827 in patients with advanced solid tumors and metastatic brain tumors, respectively. In preclinical studies, MPC-6827 showed better activity against a range of human tumors in mouse xenografts than the standard of care treatments for those cancers. In addition, MPC-6827 demonstrated the ability to effectively cross the blood-brain barrier and was not subject to multiple drug resistance. This drug candidate has demonstrated activity in preclinical studies against tumors of the prostate, breast, pancreas, colon and skin (melanoma). According to the American Cancer Society, these cancers are expected to account for approximately 642,000 new cases in 2005 in the United States alone. In addition, according to the National Cancer Institute, it is estimated that there were as many as 170,000 new cases of brain metastases in 2005.

•	MPC-2130: drug candidate for blood cancers. Our drug candidate MPC-2130, a novel apoptosis inducing small molecule, is also in the Phase 1 clinical trial stage. The study is designed to evaluate the safety and pharmacokinetic profile of MPC-2130 in patients with advanced metastatic tumors or blood cancers as well as refractory cancer that has progressed despite previous chemotherapy. In preclinical studies, MPC-2130 demonstrated cancer cell killing activity in ovarian cancer and prostate cancer as well as two lymphoma cell lines, Burkitt’s lymphoma and T-cell lymphoma. In addition, MPC-2130 was not subject to multiple drug resistance and was able to cross the blood-brain barrier. According to the American Cancer Society, approximately 98,000 Americans were diagnosed with blood cancers in 2005.

•	MPI-49839: drug candidate for AIDS. As published in the scientific journal Cell in October 2001, our scientists and their collaborators discovered the viral budding mechanism in HIV and other viruses. This discovery led to the development of MPI-49839, an orally available viral budding/maturation inhibitor, which is one of a new class of drug candidates for the treatment of AIDS. MPI-49839 has demonstrated strong anti-HIV activity and has been shown to be active against many of the drug resistant strains of HIV. MPI-49839 is in late-stage preclinical development in preparation for human clinical testing in the future, and we may file an Investigational New Drug application, or IND, as early as the end of our fiscal year ending June 30, 2006.

•	MPC-0920: drug candidate for thrombosis. Our drug candidate MPC-0920, an orally available direct thrombin inhibitor, has demonstrated characteristics that may offer improvements over traditional anticoagulants, which have limitations such as nonselectivity, inability to effect thrombin-bound fibrin and drug interactions. We believe that deep-vein thrombosis and arterial fibrillation represent two large potential markets. MPC-0920 is in late-stage preclinical development in preparation for human clinical testing in the future, and we may file an IND as early as the end of our fiscal year ending June 30, 2006.

•	MPC-4505: drug candidate for chemotherapy induced emesis. Our drug candidate MPC-4505, a small molecule that has demonstrated solubility and oral bioavailability, is an NK1 receptor antagonist for chemotherapy induced emesis (nausea and vomiting). We believe these characteristics of MPC-4505 make it suitable for both an oral formulation and a sterile IV formulation. MPC-4505 has shown central nervous system penetration, a long half-life and a favorable safety profile in preclinical testing. MPC-4505 is in late-stage preclinical development in preparation for human clinical testing in the future.

Therapeutic product pipeline

Molecule	Therapeutic Area	Status
Flurizan	Alzheimer’s disease	Phase 3
Flurizan	Alzheimer’s disease	Phase 2 Follow-on
Flurizan – MPC-7869	Prostate cancer	Phase 2b
MPC-6827	Brain metastases	Phase 1
MPC-6827	Solid tumors	Phase 1
MPC-2130	Blood cancers and metastatic tumors	Phase 1
MPI-49839	AIDS	Preclinical
MPC-0920	Thrombosis	Preclinical
MPC-4505	Emesis	Preclinical

Predictive medicine products

Predictive medicine analyzes genes and their mutations to assess an individual’s risk for developing disease later in life. Armed with this risk assessment information, individuals can increase surveillance and take action to prevent or delay the onset of disease.

To date, we have launched four commercial predictive medicine products. We market these products through our own 115-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Predictive medicine revenues were $23.4 million and $44.9 million for the three and six months ended December 31, 2005, representing increases of 33% and 41% over the same three and six months in 2004. Our predictive medicine gross profit margins were 73% for the three and six months ended December 31, 2005, compared to 71% for the same three and six months in 2004. Our current commercial predictive medicine products are described below:

•	BRACAnalysis®: predictive medicine product for breast and ovarian cancer. BRACAnalysis is a comprehensive analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk for breast and ovarian cancer. A woman who tests positive with the BRACAnalysis test has an 82% risk of developing breast cancer during her lifetime and up to a 54% risk of developing ovarian cancer. BRACAnalysis provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, preventive medication and treatment decisions. As published in the Journal of the National Cancer Institute, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast cancer can reduce their risk by approximately 50% with appropriate preventive therapies. Additionally, as published in the New England Journal of Medicine, researchers have shown that pre-symptomatic individuals who carry gene mutations can lower their risk of developing ovarian cancer by approximately 60% with appropriate preventive therapies. It is estimated that in 2005 there were approximately 235,000 women in the United States diagnosed with breast or ovarian cancer. This year in the United States, an estimated 57,000 women died from these cancers. The test is currently priced at $2,975 and is covered by all major health maintenance organizations and health insurance providers in the United States.

•

COLARIS®: predictive medicine product for colon cancer and uterine cancer. COLARIS is a comprehensive analysis of the MLH1 and MSH2 genes for determining a person’s risk of developing colon cancer or uterine cancer. Individuals who carry a deleterious mutation in one of the two colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have a 60% lifetime chance of developing uterine cancer. Highly effective preventive measures include colonoscopy and the removal of precancerous polyps. Through proper screening and polyp removal, colon cancer is a preventable disease. Colorectal cancer is the second leading cause of cancer deaths in the United States, with approximately 145,000 new cases expected to be diagnosed in 2005. Familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. The test is currently priced at $1,950 and is covered by all major health maintenance organizations and health insurance providers in the United States.

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

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. Our revenues have consisted primarily of sales of predictive medicine products and research payments. We have yet to attain profitability and, for the three and six months ended December 31, 2005, we had net losses of $8.0 million and $17.2 million, respectively. As of December 31, 2005 we had an accumulated deficit of $196.4 million.

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

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts; and

•	share-based payment expense.

Revenue Recognition. Research revenues include revenues from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement and based on costs incurred relative to the total estimated contract costs (cost-to-cost method). We make adjustments, if necessary, to the estimates used in our cost-to-cost calculations as work progresses and we gain experience. The principal costs under these agreements are for personnel expenses to conduct research and development and also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. We recognize revenue from milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payments approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

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

Share-Based Payment Expense. Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (Statement 123R) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires us to recognize in our consolidated statements of operations the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data and experience. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

New Accounting Pronouncements

Financial Accounting Standards Board Statement No.154, Accounting Changes and Error Corrections, (Statement 154) changes the accounting for, and reporting of, a change in accounting principle. Statement 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of Statement 154 will have a material impact on either the financial position or operating results of the Company.

Results of Operations for the Three Months Ended December 31, 2005 and 2004

Predictive medicine revenue is comprised primarily of sales of predictive medicine products, and also includes some marketing fees and forensic DNA analysis fees. Predictive medicine revenues for the three months ended December 31, 2005 were $23.4 million compared to $17.5 million for the same three months in 2004, an increase of 33%. Increased sales, marketing, and education efforts have resulted in wider acceptance of our products by the medical community and increased revenues for the three months ended December 31, 2005. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Research revenues are comprised of research payments received pursuant to collaborative agreements, amortization of upfront technology license fees and milestone payments. Research revenues for the three months ended December 31, 2005 were $3.9 million compared to $2.1 million for the same three months in 2004. This 87% increase in research revenue is primarily attributable to revenues associated with the delivery of research data pursuant to a research collaboration. We expect that our continued focus will be on our internal drug development and predictive medicine programs and we plan to continue to de-emphasize external research collaborations. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

Predictive medicine cost of revenue for the three months ended December 31, 2005 was $6.3 million compared to $5.1 million for the same three months in 2004. This increase of 22% in predictive medicine cost of revenue is primarily due to the 33% increase in predictive medicine revenues for the three months ended December 31, 2005 compared to the same three months in 2004. This increase was partially offset by a reduction in royalty obligations as well as technology improvements and efficiency gains in the operation of our predictive medicine business. These changes also contributed to an increase in our gross profit margin, which was 73% for the three months ended December 31, 2005 compared to 71% for the same three months in 2004. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

Research and development expenses for the three months ended December 31, 2005 were $19.0 million compared to $14.5 million for the same three months in 2004. This increase of 31% was due in part to increased costs associated with our ongoing clinical trials as well as increased costs associated with our drug discovery and drug development programs. These increases added approximately $2.0 million to our research and development costs for the three months ended December 31, 2005 compared to the same three months in 2004. Increased costs associated with a new research collaboration as well as technology development in our clinical laboratory added approximately $2.5 million to our research and development costs for the three months ended December 31, 2005 compared to the same three months in 2004. We expect to incur significant increases in our research and development expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Flurizan, advance our other product candidates into clinical trials, and expand our research and development activities. We expect that these expenses will continue to fluctuate from quarter to quarter based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, executive, legal, finance, accounting, human resources, business development, allocated facilities expenses and other corporate expenses. Selling, general and administrative expenses for the three months ended December 31, 2005 were $11.6 million compared to $10.6 million for the same three months in 2004. This increase of 9% was primarily attributable to general increases in costs to support the 33% growth in our predictive medicine business and our therapeutic development efforts. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Results of Operations for the Six Months Ended March December 31, 2005 and 2004

Predictive medicine revenues for the six months ended December 31, 2005 were $44.9 million compared to $32.0 million for the same six months in 2004, an increase of 41%. Increased sales, marketing, and education efforts, coupled with publications concerning the clinical utility of our products have resulted in wider acceptance of our products by the medical community and increased revenues for the six months ended December 31, 2005. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Research revenues for the six months ended December 31, 2005 were $7.5 million compared to $4.4 million for the same six months in 2004. This 72% increase in research revenue is primarily attributable to revenues associated with the delivery of research data pursuant to two research collaborations which resulted in increased research revenues of approximately $5.3 million for the six months ended December 31, 2005 compared to the same six months in 2004. This increase was partially offset by the successful completion of research collaborations in the prior year, which resulted in decreased research revenues of approximately $2.2 million. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, revenues may increase or decrease proportionately.

Predictive medicine cost of revenue for the six months ended December 31, 2005 was $12.1 million compared to $9.4 million for the same six months in 2004. This increase of 29% in predictive medicine cost of revenue is primarily due to the 41% increase in predictive medicine revenues for the six months ended December 31, 2005 compared to the same six months in 2004. This increase was partially offset by a reduction in royalty obligations as well as technology improvements and efficiency gains in the operation of our predictive medicine business. These changes also contributed to an increase in our gross profit margin, which was 73% for the six months ended December 31, 2005 compared to 71% for the same six months in 2004. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

Research and development expenses for the six months ended December 31, 2005 were $37.5 million compared to $27.7 million for the same six months in 2004. This increase of 35% was due in part to increased costs associated with our ongoing clinical trials as well as increases in our drug discovery and drug development programs. These increases added approximately $7.1 million to our research and development costs for the six months ended December 31, 2005 compared to the same six months in 2004. Increased costs associated with a new research collaboration as well as technology development in our clinical laboratory added approximately $2.7 million to our research and development costs for the six months ended December 31, 2005 compared to the same six months in 2004.

Selling, general and administrative expenses for the six months ended December 31, 2005 were $22.5 million compared to $20.6 million for the same six months in 2004. This increase of 9% was primarily attributable to general increases in costs to support the 41% growth in our predictive medicine business and our therapeutic development efforts. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $121.3 million, or 106%, from $113.8 million at June 30, 2005 to $235.1 million at December 31, 2005. This increase is primarily attributable to the public offering of $139.7 million (net proceeds) of our common stock in November 2005. This increase was partially offset by expenditures for our ongoing clinical trials, internal research and drug development programs and other expenditures incurred in the ordinary course of business. As a result of changes in cash, cash equivalents, marketable investment securities, and interest rates, interest income for the three and six months ended December 31, 2005 was $1.6 million and $2.5 million, compared to $687,000 and $1.3 million for the same three and six month periods in 2004, representing increases of 140% and 87%, respectively.

Net cash used in operating activities was $17.9 million during the six months ended December 31, 2005 compared to $16.1 million used in operating activities during the same six months in 2004. Prepaid expenses increased by $3.4 million between June 30, 2005 and December 31, 2005, primarily due to the purchase of lab supplies and the prepayment of investigator grants for our ongoing Phase 3 clinical trial of Flurizan. Trade accounts receivable increased $2.6 million between June 30, 2005 and December 31, 2005, primarily due to increases in predictive medicine sales during the same period. Accounts payable increased by $2.8 million between June 30, 2005 and December 31, 2005, primarily due purchases of lab supplies, equipment, and amounts related to our clinical trials. Accrued liabilities decreased by $2.5 million between June 30, 2005 and December 31, 2005, primarily as a result of payments for predictive medicine sales and marketing commissions.

Our investing activities used cash of $55.7 million during the six months ended December 31, 2005 and used cash of $6.3 million during the same six months in 2004. Investing activities were comprised primarily of purchases and maturities of marketable investment securities and capital expenditures for research equipment.

Financing activities provided cash of $142.6 million during the six months ended December 31, 2005 and provided cash of $1.0 million during the same six months in 2004. In November 2005 we received $139.7 million in net proceeds from an underwritten offering of 8.1 million shares of our common stock pursuant to our outstanding shelf registration statement on Form S-3 (Registration No. 333-123914). Following the offering we have approximately $151.1 million of securities available for sale under the shelf registration statement. During the six months ended December 31, 2005 we received $2.8 million from the exercise of stock options and the purchase of our common stock from our Employee Stock Purchase Plan.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: our inability to further identify, develop and achieve commercial success for new products and technologies; our ability to discover drugs that are safer and more efficacious than our competitors; our ability to develop predictive medicine products that help assess which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, or that clinical trials will be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Item 8.01 Other Events - Risk Factors” in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005.

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of December 31, 2005, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

On November 10, 2005, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). A quorum of 26,951,746 shares of Common Stock of the Company (of a total of 30,945,935 shares outstanding as of the record date, or 87.09%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1.	To elect three members to the Board of Directors to serve three-year terms until the 2008 Annual Meeting and until their successors are duly elected and qualified. The nominees for Director were Walter Gilbert, Ph.D., Arthur H. Hayes, Jr., M.D., and Dennis H. Langer, M.D., J.D.

2.	To approve a proposed amendment to the Company’s 2003 Employee, Director and Consultant Stock Option Plan to increase by 1,700,000 the number of shares of our common stock available for issuance under this plan.

3.	To consider and act upon a proposal to ratify the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending June 30, 2006.

Proposals 1 and 3 were adopted, and Proposal 2 was not adopted, with the vote totals as follows:

Proposal 1:

	FOR	WITHHELD
Walter Gilbert, Ph.D.	19,658,168	7,293,578
Arthur H. Hayes, Jr., M.D.	19,935,954	7,015,792
Dennis H. Langer, M.D., J.D.	25,238,200	1,713,546

Immediately following the Annual Meeting, Robert S. Attiyeh and John T. Henderson, M.D. continued to serve as Directors for terms expiring at the 2006 Annual Meeting, and Peter D. Meldrum, Mark H. Skolnick, Ph.D., and Linda S. Wilson, Ph.D. continued to serve as Directors for terms expiring at the 2007 Annual Meeting, and until their successors are duly elected and qualified.

Proposal 2:

For	6,983,243
Against	10,436,260
Abstain	1,609,763
Broker Non-vote	7,922,480

Proposal 3:

For	26,855,980
Against	86,158
Abstain	9,608
Broker Non-vote	—

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 6, 2006	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer (Principal executive officer)

Date: February 6, 2006	By:	/s/ Jay M. Moyes
Jay M. Moyes
Chief Financial Officer (Principal financial and chief accounting officer)