Form 10-K
period 2006-06-30
MYRIAD GENETICS INC
filed 2006-09-07
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-26642

MYRIAD GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0494517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Wakara Way, Salt Lake City, UT	84108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 584-3600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	The NASDAQ Global Select Market
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $793,232,835.

As of September 1, 2006 the registrant had 39,718,025 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2006.

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

Understanding the cause of disease at the molecular level can be very useful in determining how best to treat the disease. Historically, technologies used to discover pharmaceutical products that treat the symptoms of diseases have been less effective against complex diseases that arise through a combination of genetic and environmental factors, such as cancer and Alzheimer’s disease. In order to treat complex diseases effectively, it is imperative to understand how the body uses its genetic information, how the disruption of important biological pathways can lead to disease, and how drugs can be developed to prevent, modify, or halt disease progression. As we learn more about the genetic basis of disease, we believe that we will be able to develop drugs that are more effective and have fewer side effects.

Our molecular diagnostic business encompasses efforts in both predictive medicine and personalized medicine. Predictive medicine analyzes genes and their mutations to assess an individual’s risk for developing disease later in life. Personalized medicine analyzes genes and their mutations to assess a patient’s risk of disease progression, disease recurrence, and drug response and toxicity. To date we have launched four commercial predictive medicine products, including BRACAnalysis® risk assessment for breast and ovarian cancer, COLARIS® risk assessment for colon and uterine cancer, COLARIS AP® risk assessment for the polyp-forming syndrome of colon cancer, and MELARIS® risk assessment for melanoma (a deadly form of skin cancer). We market these products through our own 115-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Predictive medicine revenues were $100.6 million for the year ended June 30, 2006, an increase of 41% over the prior fiscal year.

Myriad researchers have made important discoveries in the fields of cancer, Alzheimer’s disease, and infectious diseases such as AIDS. These discoveries point to novel disease pathways that we believe may pave the way for the development of new classes of drugs. We intend to develop and, subject to regulatory approval, market our therapeutic products in the area of cancer, Alzheimer’s disease and viral disease.

We currently have four proprietary drug candidates in seven human clinical trials and a number of promising drug candidates in late-stage preclinical development. Our major drug development programs include Flurizan™ for the treatment of Alzheimer’s disease, Azixa™ (formerly MPC-6827) for the treatment of solid cancer tumors and brain metastases, MPC-2130 for the treatment of hematologic cancers, MPC-0920 for the treatment of thrombosis and MPI-49839 for the treatment of AIDS.

We have also entered into strategic partnerships and collaborative relationships to discover genes and proteins associated with human disease, elucidate protein networks and disease pathways, screen small molecule libraries against drug target assays, develop novel drug candidates, and sequence the genome of entire organisms. We are currently undertaking collaborative research and development work with a number of organizations, including Abbott Laboratories, Instituto Agrario di San Michele all’Adigea and various entities within the National Institutes of Health. These collaborations allow us to further develop and exploit our technologies and to generate revenue.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our molecular diagnostic business, and continuing our research and development efforts. Our revenues for the fiscal year ended June 30, 2006 consisted primarily of sales of predictive medicine products (88%) and research payments (12%). We have yet to attain profitability and, for year ended June 30, 2006, we had a net loss of $38.2 million. As of June 30, 2006 we had an accumulated deficit of $217.4 million.

We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuation of human clinical trials, the launch of new molecular diagnostic products, the performance of our internal research and development programs, and expansion of our facilities. We incurred research and development expenses of $83.8 million, $59.2 million, and $50.7 million for the years ended June 30, 2006, 2005, and 2004, respectively. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and predictive medicine businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Our Business Strategy

Our business strategy is to understand the relationship between genes, proteins and human diseases in order to develop the next generation of therapeutic and molecular diagnostic products. Through our proprietary technologies, we believe we are uniquely positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these genes, proteins, and pathways will enable us to develop novel therapeutic and molecular diagnostic products. Our business strategy includes the following key elements:

•	Discover important disease genes, understand their function and determine their role in human disease. We will continue to use our proprietary technologies, combined with our bioinformatics and robotic technologies, to efficiently discover important genes and proteins and to understand their role in human disease. These technologies enable us to go beyond a single gene, protein or drug target and explore a large number of potential drug targets involved in a disease pathway. We also use a large array of molecular risk phenotypes to simultaneously screen hundreds of genes against dozens of important diseases. We believe these technologies provide us with a significant competitive advantage and numerous product opportunities.

•	Grow and expand our molecular diagnostic business. We will continue to increase the domestic and foreign market penetration of our existing predictive medicine products and create additional products to capitalize on the emerging area of predictive medicine. Additionally, we will pursue new products and business opportunities in the area of personalized medicine, which analyzes genes and their mutations to assess a patient’s risk of disease progression, disease recurrence, and drug response and toxicity. Because complex diseases are caused by a variety of different factors and patients have genetic differences, we believe that a single drug won’t be effective in all patients. By understanding these different genetic factors, personalized medicine may assist physicians in both selecting the best therapy for a particular patient and prescribing optimal dosage for that patient.

•	Develop and commercialize therapeutic products. We will continue to employ our assay development and high-throughput screening technologies to rapidly identify lead compounds for potential drug development. We intend to take selected drug candidates, particularly in the area of cancer, Alzheimer’s disease and viral diseases, through the clinical development process independently. We are focusing on these indications due to the large unmet medical need for effective and less toxic drugs, and the often shorter and less expensive clinical trials resulting from potential fast track review status that the Food and Drug Administration (FDA) has typically afforded drugs in these areas. If a drug candidate in one of these core areas receives approval from the FDA, we plan to build a commercial operation focused on promoting the drug to specialist physicians in that area. To address general practitioners and primary care physicians, we intend to form a strategic marketing relationship with a large pharmaceutical company. Finally, we hope to be able to leverage the expertise of our existing oncology sales force in the marketing of novel cancer therapies.

•	Acquire promising drug candidates and biomarkers/genes from other organizations. We will continue to take advantage of in-licensing opportunities to augment our in-house product development programs. We recognize that we can’t meet all of our research discovery needs internally and can benefit from the research performed at other organizations. We hope to leverage our financial strength and product development expertise to acquire new product opportunities in our therapeutic and molecular diagnostic areas of focus.

•	Capitalize on our strategic alliances with major pharmaceutical companies. We will continue to enter into strategic alliances with large pharmaceutical companies to develop and commercialize novel drug targets and drug candidates in areas outside our primary focus. Ideally, we plan to partner these compounds with major pharmaceutical companies prior to pursuing human clinical trials. This will shift much of the financial risk associated with later stage drug development to our partners, while permitting us to benefit from our partners’ drug development expertise and marketing strength.

Predictive medicine products

Predictive medicine analyzes genes and their mutations to assess an individual’s risk for developing disease later in life. Armed with this risk assessment information, individuals can increase surveillance and take action to prevent or delay the onset of disease.

To date, we have launched four commercial predictive medicine products. We market these products through our own 115-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Predictive medicine revenues were $100.6 million for the year ended June 30, 2006, an increase of 41% over the prior fiscal year. Our current commercial predictive medicine products are described below:

•	BRACAnalysis: predictive medicine product for breast and ovarian cancer. BRACAnalysis is a comprehensive analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk for breast and ovarian cancer. A woman who tests positive with the BRACAnalysis test has an 82% risk of developing breast cancer during her lifetime and up to a 54% risk of developing ovarian cancer. BRACAnalysis provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, preventive medication and treatment decisions. As published in the Journal of the National Cancer Institute, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast cancer can reduce their risk by approximately 50% with appropriate preventive therapies. Additionally, as published in the New England Journal of Medicine, researchers have shown that pre-symptomatic individuals who carry gene mutations can lower their risk of developing ovarian cancer by approximately 60% with appropriate preventive therapies.

It is estimated that in 2006 there will be approximately 235,000 women in the United States diagnosed with breast or ovarian cancer. This year in the United States an estimated 57,000 women will die from these cancers. The test is currently priced at $3,120 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have exclusive rights to 20 United States patents covering BRACAnalysis.

•	COLARIS: predictive medicine product for colon cancer and uterine cancer. COLARIS is a comprehensive analysis of the MLH1 and MSH2 genes for determining a person’s risk of developing colon cancer or uterine cancer. Individuals who carry a deleterious mutation in one of the two colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have a 60% lifetime chance of developing uterine cancer. Highly effective preventive measures include colonoscopy and the removal of precancerous polyps. Through proper application of screening and polyp removal, colon cancer is a preventable disease.

Colorectal cancer is the second leading cause of cancer deaths in the United States. According to the American Cancer Society, approximately 190,000 new cases of colorectal or uterine cancer will be diagnosed this year. Familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. The test is currently priced at $2,050 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have non-exclusive rights to seven United States patents covering COLARIS.

•	COLARIS AP: predictive medicine product for colon cancer. COLARIS AP detects mutations in the APC and MYH genes, which cause a colon polyp-forming syndrome known as Familial Adenomatous Polyposis (FAP) and a more common variation of the syndrome known as attenuated FAP. Individuals who carry a deleterious mutation in the APC or MYH gene may have a greater than 90% lifetime risk of developing colon cancer. Effective preventive measures include colonoscopy and the removal of pre-cancerous polyps and prophylactic surgery. The test is currently priced at $1,795 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have exclusive or non-exclusive rights to eight United States patents covering COLARIS AP.

•	MELARIS: predictive medicine product for melanoma. MELARIS analyzes mutations in the p16 gene to determine genetic susceptibility to malignant melanoma, a deadly form of skin cancer. Individuals who test positive for MELARIS have a 75-fold increased risk of developing melanoma during their lifetimes as compared to the general population. MELARIS, which assesses a person’s risk of developing melanoma, provides important information that we believe will be useful in the surveillance and prevention of melanoma. Melanoma can be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which pre-cancerous lesions are removed before cancer can develop.

According to the American Cancer Society, approximately 62,000 new cases of melanoma will be diagnosed in the United States in 2006. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. MELARIS is currently priced at $745 and is covered by certain health maintenance organizations and health insurance providers in the United States. We own or have exclusive rights to 11 United States patents covering MELARIS.

Therapeutic products in development

We have developed and integrated a powerful set of technologies that enable us to discover genes of commercial importance, elucidate the function of their proteins, and understand their role in disease pathways. Our high-throughput target discovery systems use an integrated instrumentation platform and bioinformatics software custom designed by our scientists and software engineers. To identify potential drug candidates, a target is tested through high-throughput screening against our chemically diverse library, comprised of over 300,000 different small molecule compounds. Our staff of medicinal and analytical chemists develops analogs based on the original lead structure using molecular modeling and other techniques to increase the efficacy, improve the safety, increase the solubility, and increase the oral bioavailability of the lead compounds. Once a candidate drug has been selected, we assess its safety and efficacy in vivo and perform the necessary toxicology and pharmacokinetic analysis in preparation for submission of an Investigational New Drug (IND) application to the FDA and human clinical studies.

We currently have four drug candidates in seven clinical trials and a number of drug candidates in late-stage preclinical development. Our most advanced drug development programs are described below:

•	Flurizan (R-flurbiprofen): drug candidate for Alzheimer’s disease. Flurizan, our lead therapeutic candidate for the treatment of Alzheimer’s disease, is the first in a new class of drug candidates known as Selective Amyloid Beta Lowering Agents, or SALAs. Flurizan modulates the gamma-secretase enzyme and has been shown in pre-clinical studies to reduce the levels of the toxic peptide, Aß-42, by up to 75%. We believe that Aß-42 is the primary initiator of neurotoxicity and amyloid plaque deposition in the brains of Alzheimer’s patients.

In April 2005, we completed a 12 month Phase 2 human clinical trial of Flurizan in 207 patients with mild to moderate Alzheimer’s disease. The study found that patients with mild Alzheimer’s disease who received the 800 mg twice-daily dose of Flurizan achieved between 34% and 48% slowing in decline on the three primary endpoints (activities of daily living, overall function, and cognitive ability). A 20% or greater slowing in decline is generally regarded as clinically relevant. Flurizan appeared to be well tolerated by Alzheimer’s patients in the Phase 2 study and adverse events were generally mild and non-specific and did not differ significantly between placebo and treated groups.

Since April 2005, we have continued a double-blind Phase 2 follow-on study, gathering longer-term data from the patients who elected to continue for an additional 12 months beyond the original study. The data suggest that during the follow-on period from months 12 to 24, the benefit of Flurizan increased in terms of both effect size and significance, which we believe is consistent with disease modification.

We have also initiated two Phase 3 clinical trials in patients with mild Alzheimer’s disease. The first Phase 3 trial is a two-arm study (800 mg twice daily and placebo) which has enrolled 800 patients per arm in 130 centers in the United States and is designed to assess the ability of Flurizan to reduce the rate of cognitive decline and decline in activities of daily living over an 18-month period with a 12-month interim look. The second Phase 3 trial is also a two-arm study (800 mg twice daily and placebo) and will enroll 400 patients per arm in 65 centers in Europe, Canada and the United States. This study is also designed to assess the ability of Flurizan to reduce the rate of cognitive decline and decline in overall function, such as judgment, problem-solving, behavior, and orientation over an 18-month period.

Alzheimer’s disease is a degenerative neurological condition affecting up to 50% of all people aged 85 or older, with an estimated 4.5 million cases in the United States alone. We own or have exclusive rights to four United States patents covering Flurizan for Alzheimer’s disease.

MPC-7869 (R-flurbiprofen): drug candidate for prostate cancer. MPC-7869 is the subject of a Phase 2b human clinical trial for the treatment of patients with pre-metastatic prostate cancer. This clinical trial is a three arm (800 mg twice daily, 800 mg once daily, and placebo), 82 patient per arm study being conducted at 56 centers in the United States and Canada and is designed to assess the ability of MPC-7869 to delay the onset of metastatic cancer in patients with prostate cancer. Approximately 234,000 men in the United States will be diagnosed with prostate cancer this year. It is the second leading cause of death from cancer in men. We own or have exclusive rights to two United States patents covering MPC-7869 for prostate cancer.

•	Azixa: drug candidate for solid cancer tumors and brain metastases. Azixa, is a novel, small-molecule tubulin inhibitor that is being studied in two Phase 1 human clinical trials. These trials use an escalating dose regimen designed to evaluate the safety and pharmacokinetic profile of Azixa in patients with advanced solid tumors and metastatic brain tumors. In preclinical studies, Azixa showed better activity against a range of human tumors in mouse xenografts than the current standard of care treatments for those cancers.

In addition, Azixa demonstrated the ability to effectively cross the blood-brain barrier and was not subject to multiple drug resistance. This drug candidate has shown activity in preclinical studies against tumors of the prostate, breast, pancreas, colon and skin (melanoma). According to the American Cancer Society, these cancers are expected to account for approximately 650,000 new cases in 2006 in the United States alone. In addition, according to the National Cancer Institute, it is estimated that there were as many as 170,000 new cases of brain metastases in 2005. We own or have exclusive rights to five United States patent applications covering Azixa.

•	MPC-2130: drug candidate for blood cancers. Our drug candidate MPC-2130, a novel apoptosis inducing small molecule, is also in the Phase 1 clinical trial stage. The study is designed to evaluate the safety and pharmacokinetic profile of MPC-2130 in patients with hematologic cancers as well as refractory cancers that have progressed despite previous chemotherapy. In preclinical studies, MPC-2130 demonstrated cancer cell killing activity in ovarian cancer and prostate cancer as well as two lymphoma cell lines, Burkitt’s lymphoma and T-cell lymphoma. In addition, MPC-2130 was not subject to multiple drug resistance and was able to cross the blood-brain barrier.

According to the American Cancer Society, approximately 100,000 Americans will be diagnosed with hematologic cancers in 2006. We own or have exclusive rights to four United States patent applications covering MPC-2130.

•	MPC-0920: drug candidate for thrombosis. In April 2006, we initiated a Phase 1 human clinical trial for our drug candidate MPC-0920, an orally available direct thrombin inhibitor. The study uses an escalating dose regimen designed to evaluate the safety and pharmacokinetic profile of MPC-0920 in healthy volunteers. MPC-0920 has demonstrated characteristics that may offer improvements over traditional anticoagulants, which have limitations such as non-selectivity, inability to effect thrombin-bound fibrin and drug and food interactions. We believe that deep-vein thrombosis and atrial fibrillation represent two large potential markets.

Deep-vein thrombosis occurs when a blood clot (thrombus) forms in a deep vein, usually in the lower leg. This type of clot can break apart, travel up the leg and through the heart, lodging in the lungs and causing blockage of an artery. Atrial fibrillation (flutters or irregular rhythms in the upper chambers of the heart) can result in blood clots that can break apart and travel to the lungs or to the brain causing a stroke. It is estimated that there were approximately 1,000,000 patients who experienced deep-vein thrombosis or atrial fibrillation in 2005. We own or have exclusive rights to two United States patents covering MPC-0920.

•	MPI-49839: drug candidate for AIDS. MPI-49839, an orally available viral maturation inhibitor, is in late-stage preclinical development for the treatment of AIDS. As published in the scientific journal Cell in October 2001, our scientists and their collaborators discovered the viral budding and maturation mechanism in HIV and other viruses. This discovery led to the development of MPI-49839, which is one of a new class of drug candidates for the treatment of AIDS. MPI-49839 has demonstrated strong anti-HIV activity and has been shown to be active against many of the drug resistant strains of HIV. MPI-49839 is in late-stage preclinical development in preparation for human clinical testing in the future. It is estimated that approximately 415,000 individuals in the United States are infected with HIV. We own or have exclusive rights to one United States patent application covering MPI-49839.

Therapeutic product pipeline

Drug Candidate	Therapeutic Area	Status
Flurizan	Alzheimer’s disease	Phase 3 (U.S.)
Flurizan	Alzheimer’s disease	Phase 3 (Europe)
MPC-7869	Prostate cancer	Phase 2b
Azixa	Brain metastases	Phase 1
Azixa	Solid tumors	Phase 1
MPC-2130	Blood cancers and metastatic tumors	Phase 1
MPC-0920	Thrombosis	Phase 1
MPI-49839	AIDS	Preclinical

Patents and Proprietary Rights

We intend to seek patent protection in the United States and major foreign jurisdictions for genes, proteins, antibodies, drug targets, drug compounds, technology, methods, processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We also intend to rely upon trade secret rights to protect certain other technologies which may be used in discovering and characterizing new genes and proteins and which may be used in the development of novel therapeutic and molecular diagnostic products. However, any such patents may not issue, and the breadth or the degree of protection of any claims of such patents may not afford us with significant protection. To further protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection.

We own or have licensed rights to over 300 issued patents and numerous patent applications in the United States and foreign countries. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed.

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

In addition, we are a party to various license agreements which give us the rights to use certain technology in our research, development, testing processes, and commercialization of products. We may not be able to continue to license this technology on commercially reasonable terms, if at all. Our failure to maintain rights to this technology could have a material adverse effect on our business.

License Agreements

We have entered into licensing agreements with the University of Utah Research Foundation (the “University”) for the exclusive rights to utilize the University’s intellectual property rights, including issued patents that relate to the BRCA1, BRCA2, and p16 genes on a world-wide basis. Under these license agreements we pay the University a royalty based on net sales of our BRACAnalysis and MELARIS predictive medicine products. We have also entered into a license agreement with Encore Pharmaceuticals, Inc. (“Encore”) for the exclusive rights to utilize Encore’s intellectual property rights, including issued patents that relate to Flurizan and MPC-7869 (R-Flurbiprofen) on a world-wide basis. Under this license agreement we would pay Encore a royalty based on future net sales of Flurizan and MPC-7869 or any other product which utilizes Encore’s intellectual property rights licensed to us.

Competition

Competition is intense in our existing and potential markets. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical companies, diagnostic reference laboratories, and biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We expect competition to intensify in the fields in which we are involved as technical advances occur in these fields and become more widely known.

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

The technologies for discovering genes that cause major diseases and approaches for commercializing those discoveries are rapidly evolving. Rapid technological developments could result in our potential services, products, or processes becoming obsolete before we recover a significant portion of our related research and development costs and associated capital expenditures. If we do not discover additional disease-causing genes, characterize their functions, develop molecular diagnostic products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before our competitors, we could be adversely affected. Moreover, any molecular diagnostic products that we may develop could be made obsolete by less expensive or more effective tests or methods that may be developed in the future.

Governmental Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and services and in our ongoing research and development activities. The therapeutic products and some of the molecular diagnostic products developed by us will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining regulatory approval could have a material adverse effect on our business.

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

The steps required before a therapeutic product may be marketed in the United States are numerous and include, but are not limited to:

•	completion of preclinical laboratory tests, animal studies, chemical process development, and formulation studies;

•	the submission to the FDA of an IND, which must become effective before human clinical trials may commence;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use;

•	the submission of a New Drug Application (NDA) to the FDA; and

•	FDA approval of the NDA, including approval of all product labeling and initial advertising.

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA. The FDA may refuse to accept an NDA for filing if it finds that the NDA is not sufficiently complete to permit a substantive review. Even if the FDA files the NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once the NDA is approved, the FDA may withdraw product approval or limit product use if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

Molecular diagnostics. We are subject to governmental regulation at the federal, state, and local levels as a clinical laboratory. The Clinical Laboratory Improvement Amendments (CLIA) provide for the regulation of clinical laboratories by the Department of Health and Human Services, or HHS, and we are subject to HHS regulations, which mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test which is performed in a laboratory. CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis. We are CLIA certified and any change in CLIA or these regulations or in the interpretation thereof could have a material adverse effect on our business.

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

Some states have implemented regulations concerning molecular diagnostic testing that require licensing or registration of general clinical laboratory activities. We believe that we have taken all steps required of us in such jurisdictions in order for us to conduct business in those jurisdictions. However, we may not be able to maintain state level regulatory compliance in all states where we do and intend to do business. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business.

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

HHS has transactions and code sets regulations which establish standards for eight electronic transactions and for code sets to be used in those transactions. They also contain requirements concerning the use of these standards by health plans, healthcare clearinghouses, and certain health care providers. In addition, HHS has security regulations which establish standards for the security of electronic protected health information to be implemented by health plans, health care clearinghouse, and certain health care providers. We believe that we have taken the necessary steps required of us to comply with both the transactions and code sets as well as the security regulations. However, failure to maintain compliance with these regulations could result in civil and/or criminal penalties and could have a material adverse effect on our business.

Our business is also subject to regulation under state and federal laws regarding environmental protection and hazardous substances control, such as the Occupational Safety and Health Act, the Environmental Protection Act, and the Toxic Substance Control Act. We believe that we are in material compliance with these and other applicable laws and that our ongoing compliance will not have a material adverse effect on our business. However, statutes or regulations applicable to our business may be adopted which impose substantial additional costs to assure compliance or otherwise materially adversely affect our operations.

Reimbursement

Sales of pharmaceutical and predictive medicine products depend in significant part on the availability of third-party reimbursement. We anticipate that third-party payors will provide reimbursement for our products. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The passage of the Medicare Prescription Drug and Modernization Act of 2003 (MMA) imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries which may affect the marketing of our products. Although the MMA has increased access to pharmaceuticals through implementation of Part D in 2006, this may lead to increased pressure on prices coming from the concentrated buying power of the Managed

Care Organizations (MCOs) that administer the Part D plans on behalf of Medicare beneficiaries. These MCOs, along with Pharmacy Benefit Managers, negotiate pricing discounts to secure formulary placement for the plan or for their employer clients. Failure to achieve favorable status or failure to be included in these formularies could have a materially adverse affect on our business. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors which could have a materially adverse affect on our business.

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

Human Resources

As of September 1, 2006, we had 722 full-time equivalent employees, including 89 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Item 1A. RISK FACTORS

Risks Related to Our Business and Our Strategy

We are a company in the early stages of development and commercialization and may never achieve the goals of our business plan.

Although we have developed and marketed several predictive medicine products to date, we believe our future success is dependent upon our ability to successfully develop and commercialize additional predictive medicine products and our potential therapeutic products. All of our therapeutic products are still in development and many are still in the early stages of development. We have entered into Phase 3 human clinical trials for the evaluation of Flurizan, our lead therapeutic compound, for the treatment of Alzheimer’s disease. Our drug candidate MPC-7869 is the subject of a large, multi-center Phase 2b human clinical trial for prostate cancer. Our drug candidate Azixa is currently the subject of two Phase 1 human clinical trials for advanced solid tumors and metastatic brain cancer. Our drug candidate MPC-2130 is currently the subject of a Phase 1 human clinical trial for advance metastatic tumors or blood cancers as well as refractory cancer that has progressed despite previous chemotherapy. Our drug candidate MPC-0920 is currently the subject of a Phase 1 human clinical trial for the treatment of thrombosis. Other potential therapeutic products are in various stages of pre-clinical development. Any therapeutic products under development by us will take several more years to develop and undergo extensive preclinical and clinical testing. Additionally, therapeutic products are subject to substantial regulatory review. We may be unable to discover or develop any therapeutic or additional predictive medicine products through the utilization of our technologies. Even if we develop products for commercial use, we may not be able to develop products that:

•	meet applicable regulatory standards, in a timely manner or at all;

•	successfully compete with other technologies and products;

•	avoid infringing the proprietary rights of others;

•	can be manufactured in sufficient quantities or at reasonable cost; or

•	can be successfully marketed.

We must generate significant revenue to achieve and maintain profitability. All of our therapeutic drug candidates are still in development. Even if we succeed in developing and commercializing one or more of our therapeutic drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or maintain profitability.

We depend heavily on the success of our lead product candidate, Flurizan, which is still under development.

We have invested a significant portion of our resources in the development of Flurizan. We anticipate that our future success will depend heavily on the successful development and commercialization of Flurizan for Alzheimer’s disease. The commercial success of Flurizan will depend on several factors, including the following:

•	successful completion of our current Phase 3 clinical trials in Flurizan for the treatment of Alzheimer’s disease and any additional trials that may be required by the FDA or that we may initiate on our own;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	if approved, the successful commercial launch of Flurizan;

•	producing batches of the active pharmaceutical ingredient used in Flurizan in commercial quantities through a validated process;

•	manufacturing and supplying Flurizan in sufficient quantities to meet commercial demand; and

•	acceptance of Flurizan or competitive products in the medical community and with third-party payors.

If we are not successful in developing or commercializing Flurizan, or we are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease drug development operations.

We have a history of operating losses and expect to continue to incur losses in the future.

We have a limited operating history and have experienced operating losses since our inception. We expect these losses to continue for the next several years, and we may never be profitable. For example, we experienced net losses of $38.2 million, $40.0 million, and $40.6 million for the years ended June 30, 2006, 2005, and 2004, respectively. We had an accumulated deficit of $217.4 million as of June 30, 2006. In order to develop and commercialize our products, we expect to incur significant increases in our expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Flurizan, advance our other product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and engage in commercialization activities in anticipation of potential United States FDA, and other foreign regulatory approvals of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Our ability to achieve profitability will depend upon numerous factors, including:

•	our ability to identify drug targets and lead compounds that may lead to future therapeutic products;

•	our ability to develop candidate drugs and receive required regulatory approvals;

•	our ability to launch new therapeutic products;

•	the approval and introduction of competitive products;

•	the willingness of third-party payors to provide full or even partial reimbursement coverage for our products;

•	our ability to develop a sales force and marketing team to market our therapeutic products; and

•	our ability to create and introduce additional marketable predictive and personalized medicine products.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which funding may not be available.

We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least the next two years. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective therapeutic and predictive and personalized medicine products. Our ongoing drug discovery programs and our efforts to develop therapeutic and predictive medicine products will require substantial cash resources. If, for example, we discover a new drug target with promising therapeutic properties, we would require funding in addition to our current operating plan to move the drug candidate into preclinical studies and human clinical trials. Additionally, if a new disease gene is discovered through these efforts, we would require funds in addition to our current operating plan to demonstrate clinical utility and develop and launch a new predictive or personalized medicine product. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all.

Because of our potential long-term capital requirements, we may access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We have an effective shelf registration on file with the SEC pursuant to which up to $151.1 million of our securities remain available for sale at our discretion, subject to certain limitations under federal securities laws and the rules of the NASDAQ Stock Market. In addition, we currently qualify as a well known seasoned issuer, or WKSI. Accordingly, we can at any time file a registration statement registering additional securities which would become automatically effective upon filing. If additional funds are raised by issuing equity securities, existing shareholders may suffer significant dilution.

We have limited sources of revenue and if we are unable to secure additional funding, we will have to reduce or discontinue operations.

As of June 30, 2006, we had approximately $227.7 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2006 our revenues were approximately $114.3 million, and cash used in operating activities was approximately $28.0 million. Almost all of our revenues result from sales of our predictive medicine products and our research collaborations. In order to develop and bring our therapeutic product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical testing and clinical trials.

While we anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through the next two years, we may need or want to raise additional financing within this period of time. Our future capital requirements will depend on many factors that are currently unknown to us, including:

•	the progress and results of our current Phase 3 clinical trials of Flurizan for the treatment of Alzheimer’s disease and any additional trials that may be required by the FDA or that we may initiate on our own;

•	the progress and results of our current Phase 2b clinical trial of MPC-7869 for the treatment of prostate cancer and any additional trials that may be required by the FDA or that we may initiate on our own;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the progress and results of our Phase 1 clinical trials for Azixa, MPC-2130, MPC-0920, and any future trials we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs, and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Flurizan, MPC-7869, Azixa, MPC-2130, MPC-0920, and any other preclinical drug candidates that progress to clinical trials;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the progress, results, and costs of developing personalized medicine products and additional predictive medicine products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing capacities if any of our drug candidates is approved;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt and amount of sales or royalties, if any, from Flurizan, MPC-7869, Azixa, MPC-2130, MPC-0920, and any other drug candidates.

Additional funds may not be available when we need them on terms that are acceptable to us, if at all. If adequate funds are not available on a timely basis, we may be required to:

•	terminate or delay preclinical studies, clinical trials, regulatory approvals, or other development for one or more of our drug candidates;

•	delay our establishment of sales and marketing capabilities, commercial manufacturing capabilities, or other activities that may be necessary to commercialize our drug candidates; or

•	curtail significant drug development programs that are designed to identify new drug candidates;

•	enter into strategic collaborations that we would otherwise not enter into on terms less favorable than we would otherwise obtain.

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

Our therapeutic candidates are subject to extensive regulation by the FDA and similar regulatory agencies in other countries relating to development, clinical trials, manufacturing and commercialization. In the U.S. and in many foreign jurisdictions, rigorous preclinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new therapeutic can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable and depends on many factors, including the complexity of the therapeutic candidate. Our clinical trials for Flurizan, MPC-7869, Azixa, MPC-0920, and MPC-2130 have been studied in a relatively small number of patients. Early-stage clinical trials in small numbers of patients are often not predictive of results in later-stage clinical trials with a larger and more diverse patient population. Even therapeutic candidates with favorable results in late-stage pivotal clinical trials may fail to get approved for commercialization for many reasons, including:

•	failure to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a therapeutic candidate is safe and effective for a particular indication;

•	inability to demonstrate that a therapeutic candidate’s benefits outweigh its risks;

•	inability to demonstrate that the therapeutic candidate presents a significant advantage over existing therapies;

•	the FDA’s or comparable foreign regulatory authorities’ disagreement with the manner in which we and our collaborators interpret the data from preclinical studies or clinical trials;

•	the FDA’s or comparable foreign regulatory authorities’ failure to approve our manufacturing processes or facilities or the processes or facilities of our collaborators; or

•	a change in the approval policies or regulations of the FDA or comparable foreign regulatory authorities.

It is possible that none of our current therapeutic candidates or any other therapeutic candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to begin selling them.

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

Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. If we fail to demonstrate the safety and efficacy of our therapeutic candidates, we will not be able to obtain the required regulatory approvals to commercialize these therapeutic candidates. Furthermore, even if we do receive regulatory approval to market a commercial product, any such approval may be subject to limitations on the indicated uses for which we may market the product.

Because our therapeutic candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

We have no therapeutic candidates that have received regulatory approval for commercial sale. Our most advanced therapeutic candidate is Flurizan for the treatment of Alzheimer’s disease. We completed a Phase 2 clinical trial of Flurizan for the treatment of Alzheimer’s disease in April 2005, and we have initiated two pivotal Phase 3 clinical trials. MPC-7869 is currently being studied for treatment of prostate cancer in a Phase 2b clinical trial in the United States. Our three other clinical-stage therapeutic candidates, Azixa, MPC-2130, and MPC-0920 are currently in Phase 1 clinical trials. We do not expect to have any commercial therapeutic products on the market for at least the next several years, if at all. Trial and error is inherent in drug discovery and development, and we may fail at numerous stages along the way. Success in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later clinical trials. We may face additional challenges with some of our drug candidates that are members of new classes of drugs which attempt to modify the course of a disease rather than simply addressing the symptoms of the disease. Measurement of success, protocols and regulatory standards for such disease-modifying drugs have not been defined and are still evolving. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed and ongoing studies and trials for Flurizan, MPC-7869, Azixa, MPC-0920, and MPC-2130 may not be predictive of the results we may obtain in later-stage trials.

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

We may encounter problems with our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular therapeutic candidate, including our clinical-stage drug candidates:

•	modifications or conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials, including modifications to or conditions imposed on ongoing trials based on the results and data from completed trials;

•	delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply or deficient quality of our drug candidates or other materials necessary to conduct our clinical trials;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical study;

•	clinical trial holds imposed by the data safety monitoring committees for our trials due to serious and/or unexpected drug-related side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.

Our clinical trials may not begin as planned, may need to be restructured, and may not be completed on schedule, if at all. We meet with the FDA and other governmental and self-regulatory bodies from time-to-time regarding our research and clinical trials. Any such meeting could provide us with new information or requirements that would cause us to modify ongoing or future clinical trials or research efforts, which could delay or make commercially untenable such clinical trials or research efforts. Delays in our clinical trials may result in increased development costs for our drug candidates. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our drug candidates, including our clinical-stage therapeutic candidates, could be significantly reduced.

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

Even if we receive regulatory approval to market a particular therapeutic candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. In addition, as clinical experience with a drug expands after approval because it is typically used by a greater number of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials. Such post-approval problems are sometimes not well understood until after a new drug has been on the market for some time. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including:

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

The establishment and operation of our molecular diagnostic laboratory and the production and marketing of services and products developed through our technologies, as well as our ongoing research and development activities, are subject to regulation by numerous federal, state and local governmental authorities in the United States. We have been accredited under the Clinical Laboratory Evaluation Program by the Department of Health of the State of New York. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business. We have received federal accreditation from the Department of Health and Human Services under CLIA to operate our clinical laboratory. However, our accreditation may subsequently be revoked, suspended or limited, or our accreditation may not be renewed on an annual basis as required. Furthermore, while the FDA has elected not to substantially regulate the activities or tests performed by laboratories like our clinical laboratory, the FDA has stated that it has the right to do so, and the FDA may seek to regulate or require clearance or approval of our products in the future. If the FDA should require that these products receive FDA approval prior to their use in our laboratory, this approval may not be received on a timely basis, if at all.

Risks Related to Commercialization of Our Products and Product Candidates

Our current predictive medicine products and other predictive and personalized medicine or therapeutic products that we may develop may never achieve significant commercial market acceptance.

We may not succeed in achieving significant commercial market acceptance of any of our products and services. While we have marketed several of our predictive medicine products for several years and have gained some market acceptance we need to convince physicians and consumers of the benefits of our current predictive medicine products in order to increase our sales of those products. Our ability to successfully commercialize our current predictive medicine products, as well as any future predictive or personalized medicine or therapeutic products that we may develop, will depend on several factors, including:

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

We have experienced revenue growth in our predictive medicine business over past years; however, we may not be able to continue this revenue growth or maintain existing revenue levels. Presently, our predictive medicine business subsidiary operates profitably providing a cash contribution to our other funding and operational needs. We may not be able to continue to operate our predictive medicine business on a profitable basis. Potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our predictive medicine business include the following:

•	increased costs of reagents and other consumables required for predictive medicine testing;

•	increased licensing or royalty costs;

•	increased personnel and facility costs;

•	inability to hire competent, trained staff, including medical doctors required to review and approve all reports we issue in our predictive medicine business, and sales personnel;

•	inability to obtain necessary equipment or reagents to perform predictive medicine testing;

•	inability to increase production capacity as demand increases; and

•	potential obsolescence of our products;

We rely on a single laboratory facility to process our predictive medicine tests.

We rely on a single, dedicated CLIA-approved clinical testing facility in Salt Lake City, Utah to process our predictive medicine tests. This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. This facility may be affected by natural disasters such as earthquakes, floods and fires. In the event our clinical testing facility or equipment is affected by man-made or natural disasters, we would be unable to continue our predictive medicine business and meet customer demands for a significant period of time. Although we maintain insurance on this facility, including business interruption insurance, it may not be adequate to protect us from all potential losses if this facility were damaged or destroyed. In addition, any interruption in our predictive medicine business would result in a loss of goodwill, including damage to our reputation. If our predictive medicine business were interrupted, it would seriously harm our business.

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

Part of our current business strategy is to form collaborative arrangements with strategic partners to develop and commercialize therapeutic products in the therapeutic areas outside of our primary focus areas of cancer, infectious disease, and Alzheimer’s disease. We currently depend and will depend in the future on third parties for support in product development, manufacturing, marketing and distribution. We may not be able to maintain our current collaborative arrangements or negotiate additional acceptable collaborative arrangements in the future. While we intend to market our therapeutic drugs that may become approved for sale to specialist physicians using our internal sales staff, we plan to market these products to other physicians by entering into a marketing arrangement with one or more large pharmaceutical companies. If we are unable to enter into such arrangements, or if the terms of any such arrangement are unfavorable to us, our business could be adversely affected.

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

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins and drug targets, and to commercialize therapeutic and predictive medicine products could be adversely affected.

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

We have no manufacturing experience and no commercial scale manufacturing capabilities for therapeutic products. We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborators, for the commercial production of approved therapeutic products. There are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices regulations. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, our clinical trials may be delayed, or we may not be able to complete development of our therapeutic products or market them.

Reliance on third-party manufacturers also entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us, and potential import/export issues with foreign manufacturers that we may use. Although we have no current intention to do so, if in the future we elected to manufacture certain of our therapeutic products in our own manufacturing facilities, we would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

We have limited sales, marketing and distribution capabilities, and with respect to our potential therapeutic products, we may be dependent on third parties to successfully perform these functions on our behalf, or we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

We have limited sales, marketing and distribution experience and capabilities. These capabilities consist primarily of our sales force that markets our cancer-related predictive medicine products to oncologists in the United States. We believe that if we develop therapeutic products in the area of cancer, given the concentrated nature of the oncology market, we would be able to leverage the efforts of our existing oncology sales force to market these products. However, depending on the nature of the therapeutic products and services for which we obtain marketing approval, we may need to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties. For example, some types of pharmaceutical products, such as Alzheimer’s disease, require a large sales force and extensive marketing capabilities for effective commercialization. To date, we have not entered into an arrangement for marketing any approved Alzheimer’s disease drug, and we may not be able to do so on commercially reasonable terms when required. For therapeutic products for diseases with small medical specialty groups, such as AIDS, we may elect to develop our own sales and marketing force. If in the future we elect to perform sales, marketing and distribution functions for such types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

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

In both domestic and foreign markets, our sales of our predictive medicine products or any future products will depend in part, upon the availability of reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain health care costs by demanding price discounts or rebates and limiting both coverage on which drugs or tests they will pay for and the amounts that they will pay for new drugs or tests. The fact that a drug or test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a drug or diagnostic test will remain approved for reimbursement or that similar or additional drugs or tests will be approved in the future. As a result, third-party payors may not cover or provide adequate payment for our current or future predictive and personalized medicine tests or, if approved, our drugs. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

As of June 30, 2006, our patent portfolio included over 300 issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims covering our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for drug targets we discover, for therapeutic compounds we develop, for predisposing genes we identify and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Patents may also issue to third parties which could interfere with our ability to bring one or more of our drug candidates to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

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

Our products may also conflict with patents that have been or may be granted to others. Our industry includes many organizations seeking to rapidly identify drug targets, small-molecule compounds, proteins, and genes through the use of genomic, proteomic and other technologies. To the extent any patents are issued to those organizations on drug targets, proteins, genes or uses for such genes and proteins, the risk increases that the sale of our predictive and personalized medicine products currently being marketed or under development, and any sales of therapeutic drugs developed by us, may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering genes or drug targets that are similar or identical to our products. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing, manufacturing or marketing our products. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources.

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

The market prices for securities of biotechnology companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2006, our stock price has ranged from $12.11 per share to $28.53 per share. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	results of our current Phase 3 clinical trials of Flurizan for the treatment of Alzheimer’s disease and any additional Phase 3 trials that may be required by the FDA or that we may initiate on our own;

•	results of our current Phase 2b clinical trial of MPC-7869 for the treatment of prostate cancer and any additional trials that may be required by the FDA or that we may initiate on our own;

•	our entry into or the loss of a significant collaboration;

•	results of our current Phase 1 or any subsequent clinical trials for Azixa, MPC-2130, and MPC-0920;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	failure or delays in advancing drug candidates from our preclinical programs, or other drug candidates we may discover or acquire in the future, into clinical trials;

•	failure or discontinuation of any of our research programs;

•	delays or other problems with manufacturing our drug candidates or approved products;

•	regulatory developments or enforcement in the U.S. and foreign countries;

•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;

•	failure to meet estimates or recommendations by securities analysts that cover our common stock;

•	public concern over our drug candidates or any approved products;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders;

•	general market conditions;

•	changes in the structure of health care payment systems;

•	failure to sustain revenue growth or margins in our predictive medicine business;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;

•	economic, healthcare and biotechnology trends, disasters or crises and other external factors; and

•	period-to-period fluctuations in our financial results.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

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

We believe that our existing facilities and equipment are well maintained and in good working condition. We believe our current facilities and those under construction will provide adequate capacity for at least the next two years. We continue to make investments in capital equipment as needed to meet the research requirements of our collaborative agreements, our drug development requirements, and the anticipated demand for our predictive medicine products.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2006.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock began trading on the NASDAQ National Market on October 6, 1995 under the symbol “MYGN”. Effective July 1, 2006, the NASDAQ National Market changed its name and split into two different tiers, the NASDAQ Global Market and the NASDAQ Global Select Market, and we were automatically transferred to the NASDAQ Global Select Market. The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the NASDAQ National Market (prior to July 1, 2006) and the NASDAQ Global Select market (since July 1, 2006), during the periods indicated:

	High	Low
Fiscal Year Ended June 30, 2006:
Fourth Quarter	$28.53	$22.51
Third Quarter	$28.09	$19.84
Second Quarter	$23.20	$18.24
First Quarter	$21.99	$15.49
Fiscal Year Ended June 30, 2005:
Fourth Quarter	$18.62	$15.06
Third Quarter	$26.07	$18.07
Second Quarter	$24.30	$16.35
First Quarter	$18.30	$12.11

Stockholders

As of September 1, 2006, there were approximately 168 stockholders of record of our Common Stock and, according to our estimates, approximately 9,805 beneficial owners of the Common Stock.

Dividends

We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as June 30, 2006 and 2005, as well as consolidated statements of operations for the years ended June 30, 2006, 2005, and 2004 and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years Ended June 30,
In thousands, except per share amounts	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Predictive medicine revenue	$100,621	$71,325	$43,294	$34,683	$26,821
Research revenue	13,658	11,081	11,748	27,822	27,015
Related party research revenue	—	—	1,606	1,816	—

Total research revenue	13,658	11,081	13,354	29,638	27,015

Total revenues	114,279	82,406	56,648	64,321	53,836
Costs and expenses:
Predictive medicine cost of revenue	27,644	20,322	13,751	12,553	10,717
Research and development expense	83,757	59,243	50,697	47,589	36,295
Selling, general and administrative expense	48,467	43,586	34,835	31,525	25,484

Total costs and expenses	159,868	123,151	99,283	91,667	72,496

Operating loss	(45,589)	(40,745)	(42,635)	(27,346)	(18,660)
Other income (expense):
Interest income	7,412	2,798	2,025	2,900	5,385
Other	(12)	(2,031)	(10)	38	(214)

Loss before income taxes	(38,189)	(39,978)	(40,620)	(24,408)	(13,489)

Income taxes	—	—	—	417	500

Net loss	$(38,189)	$(39,978)	$(40,620)	$(24,825)	$(13,989)

Basic and diluted net loss per share	$(1.05)	$(1.30)	$(1.49)	$(0.96)	$(0.59)

Basic and diluted weighted average shares outstanding	36,278	30,720	27,326	25,730	23,660

	As of June 30,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$227,744	$113,843	$141,839	$126,292	$124,243
Working capital	225,465	112,270	148,586	137,003	108,002
Total assets	276,603	158,958	188,356	182,823	157,390
Stockholders’ equity	249,781	135,673	173,276	163,486	128,869

Quarterly Financial Data (Unaudited)

	Quarters Ended
In thousands, except per share amounts	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Consolidated Statement of Operations Data:
Predictive medicine revenue	$28,833	$26,867	$23,392	$21,529
Research revenue	3,192	2,942	3,938	3,585

Total revenue	32,025	29,809	27,330	25,114

Costs and expenses:
Predictive medicine cost of revenue	8,064	7,505	6,272	5,803
Research and development expense	24,294	21,967	19,030	18,466
Selling, general and administrative expense	13,649	12,291	11,628	10,898

Total costs and expenses	46,007	41,763	36,930	35,167

Operating loss	(13,982)	(11,954)	(9,600)	(10,053)

Other income (expense):
Interest income	2,545	2,407	1,649	811
Other	13	(24)	(1)	—

	2,558	2,383	1,648	811

Net loss	$(11,424)	$(9,571)	$(7,952)	$(9,242)

Basic and diluted net loss per share	$(0.29)	$(0.24)	$(0.22)	$(0.30)

Basic and diluted weighted average shares outstanding	39,547	39,232	35,547	30,866

	Quarters Ended
In thousands, except per share amounts	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Consolidated Statement of Operations Data:
Predictive medicine revenue	$20,975	$18,386	$17,535	$14,429
Research revenue	5,121	1,575	2,104	2,281

Total revenue	26,096	19,961	19,639	16,710

Costs and expenses:
Predictive medicine cost of revenue	5,655	5,297	5,131	4,239
Research and development expense	16,025	15,540	14,546	13,132
Selling, general and administrative expense	13,158	9,834	10,638	9,956

Total costs and expenses	34,838	30,671	30,315	27,327

Operating loss	(8,742)	(10,710)	(10,676)	(10,617)

Other income (expense):
Interest income	755	724	687	632
Other	(1,965)	—	(59)	(7)

	(1,210)	724	628	625

Net loss	$(9,952)	$(9,986)	$(10,048)	$(9,992)

Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.33)	$(0.33)

Basic and diluted weighted average shares outstanding	30,800	30,749	30,682	30,649

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

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our predictive medicine business, and continuing our research and development efforts. We have three reportable operating segments: (1) research, (2) predictive medicine, and (3) drug development. See Note 8 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding these operating segments. Our revenues have consisted primarily of sales of predictive medicine products and research payments. We have yet to attain profitability and, for year ended June 30, 2006, we had a net loss of $38.2 million. As of June 30, 2006 we had an accumulated deficit of $217.4 million.

We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuation of human clinical trials, the launch of new molecular diagnostic products, the performance of our internal research and development programs, and expansion of our facilities. We incurred research and development expenses of $83.8 million, $59.2 million, and $50.7 million for the years ended June 30, 2006, 2005, and 2004 respectively. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and predictive medicine businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

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

Revenue Recognition. Predictive medicine revenues include revenues from the sale of predictive medicine products, forensic DNA analysis fees, and related marketing agreements. Predictive medicine revenue is recognized upon completion of the test or analysis and communication of results and when collectibility is reasonably assured. Up-front payments related to marketing agreements are deferred and recognized ratably over the life of the agreement.

Research revenues include revenues from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement, on a basis of costs incurred relative to the total estimated contract costs (cost-to-cost method), or on the basis of contractually defined output measures such as units delivered. We make adjustments, if necessary, to the estimates used in our cost-to-cost calculations as work progresses and we gain experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. We recognize revenue from milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payments approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

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

Share-Based Payment Expense. Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (Statement 123R) and Staff Accounting Bulletin No. 107 set accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires us to recognize in our consolidated statements of operations the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 (“FIN 48”) “Accounting for Income Tax Uncertainties.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of December 31, 2006. Our adoption of ETIF 06-03 is not expected to have a material effect on our consolidated financial position or results of operations

Results of Operations

Years ended June 30, 2006 and 2005

Predictive medicine revenue is comprised primarily of sales of predictive medicine products, and also includes some marketing fees and forensic DNA analysis fees. Predictive medicine revenues for the fiscal year ended June 30, 2006 were $100.6 million compared to $71.3 million for the prior fiscal year, an increase of 41%. Increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and increased revenues for the fiscal year ended June 30, 2006. There can be no assurance that predictive medicine revenues will continue to increase at historical rates.

Research revenue is comprised of research payments received pursuant to collaborative agreements and amortization of upfront technology license fees. Research revenue for the fiscal year ended June 30, 2006 was $13.7 million compared to $11.1 million for the prior fiscal year. This 23% increase in research revenue is primarily attributable to revenues associated with the delivery of research data pursuant to one research collaboration. We expect that our continued focus will be on our internal drug development and predictive medicine programs and we plan to continue to de-emphasize external research collaborations. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, research revenue may increase or decrease proportionately.

Predictive medicine cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipments costs and facilities expense. Predictive medicine cost of revenue for the fiscal year ended June 30, 2006 was $27.6 million compared to $20.3 million for the prior fiscal year. This increase of 36% in predictive medicine cost of revenue is primarily due to the 41% increase in predictive medicine revenues for the fiscal year ended June 30, 2006 compared to the prior fiscal year. Our gross profit margin was 73% for the fiscal year ended June 30, 2006 compared to 72% for the prior fiscal year. There can be no assurance that predictive medicine gross profit margins will increase and we expect that our gross profit margins will fluctuate based on the introduction of new technology and operating systems in our predictive medicine laboratory.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the fiscal year ended June 30, 2006 were $83.8 million compared to $59.2 million for the prior fiscal year. This increase of 41% was primarily due to increased costs associated with our ongoing clinical trials of Flurizan, MPC-7869, Azixa, MPC-2130, and MPC-0920, which added approximately $15.7 million to our research and development costs for the fiscal year ended June 30, 2006 compared to the prior fiscal year. Increased costs associated with our drug discovery programs, drug development programs, and our research collaborations added approximately $8.9 million to our research and development costs for the fiscal year ended June 30, 2006 compared to the prior fiscal year. We expect to incur significant increases in our research and development expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Flurizan and Azixa, advance our other product candidates into clinical trials, and expand our research and development activities. We expect that these expenses will continue to fluctuate from quarter to quarter based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, executive, legal, finance, accounting, human resources, and business development, allocated facilities expenses and other corporate expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2006 were $48.5 million compared to $43.6 million for the prior fiscal year. This increase of 11% was primarily attributable to general increases in costs to support the 41% growth in our predictive medicine business and our therapeutic development efforts. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Interest income for the fiscal year ended June 30, 2006 was $7.4 million compared to $2.8 million for the prior fiscal year, an increase of 165%. This increase was the result of increases in interest rates as well as increases in our cash, cash equivalents, and marketable investment securities, primarily due to the public offering of $139.7 million (net proceeds) of our common stock in November 2005.

Other expense for the fiscal year ended June 30, 2006 was $12,000 compared to $2.0 million in the prior fiscal year. Other expense generally consists of losses realized from the disposition of equipment. For the fiscal year ended June 30, 2005 other expense also included a $2.0 million impairment charge related to our investment in a privately-held pharmaceutical company. The impairment charge, as determined by our cash flow estimates and an independent, third-party appraisal, resulted from a change in the timing of anticipated future cash flows from the investment.

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

Total research revenue for the fiscal year ended June 30, 2005 was $11.1 million compared to $13.4 million for the prior fiscal year. Related party research revenue included in total research revenues for the fiscal year ended June 30, 2005 and 2004 was $0 and $1.6 million, respectively. Related party research revenue is comprised of certain research services performed for Prolexys Pharmaceuticals, Inc., which was 49% owned by us at June 30, 2005. The agreement to provide these research services was terminated effective January 26, 2004. The 17% decrease in total research revenue is primarily attributable to the successful completion of two of our research collaborations with corporate partners. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, research revenue may increase or decrease proportionately.

Predictive medicine cost of revenue for the fiscal year ended June 30, 2005 was $20.3 million compared to $13.8 million for the prior fiscal year. This increase of 48% in predictive medicine cost of revenue is primarily due to the 65% increase in predictive medicine revenues for the fiscal year ended June 30, 2005 compared to the prior fiscal year. This increase was partially offset by technology improvements and efficiency gains in the operation of our predictive medicine business, which contributed to an increase in our gross profit margin from 68% for the fiscal year ended June 30, 2004 to 72% for the fiscal year ended June 30, 2005. There can be no assurance that predictive medicine gross profit margins will continue to increase at historical rates.

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

Interest income for the fiscal year ended June 30, 2005 was $2.8 million compared to $2.0 million for the prior fiscal year. This increase in interest income of 40% is primarily attributable to increases in interest rates and increases in our cash, cash equivalents, and marketable investment securities.

Other expense for the fiscal year ended June 30, 2005 was $2.0 million compared to $10,000 in the prior fiscal year. Other expense generally consists of losses realized from the disposition of fixed assets. For the fiscal year ended June 30, 2005 other expense also included a $2.0 million impairment charge related to our investment in a privately-held pharmaceutical company. The impairment charge, as determined by our cash flow estimates and an independent, third-party appraisal, resulted from a change in the timing of anticipated future cash flows from the investment.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $113.9 million or 100% from $113.8 million at June 30, 2005 to $227.7 million at June 30, 2006. This increase is primarily attributable to the public offering of $139.7 million (net proceeds) of our common stock in November 2005. This increase was partially offset by expenditures for our ongoing clinical trials, internal research and drug development programs and other expenditures incurred in the ordinary course of business.

Net cash used in operating activities was $28.0 million during the fiscal year ended June 30, 2006 compared to $23.3 million used in operating activities during the prior fiscal year. Prepaid expenses decreased by $1.0 million between June 30, 2005 and June 30, 2006, primarily due to the usage of lab supplies previously purchased at a discount. Trade receivables increased $5.7 million between June 30, 2005 and June 30, 2006, primarily due to the 41% increase in predictive medicine sales during the same period. Accrued liabilities increased by $3.9 million between June 30, 2005 and June 30, 2006, primarily as a result of amounts accrued related to our clinical trials of Flurizan.

Our investing activities used cash of $72.8 million during the fiscal year ended June 30, 2006 and provided cash of $19.5 million during the prior fiscal year. For the fiscal year ended June 30, 2006 purchases of marketable investment securities used cash of $159.9 million, maturities of marketable investment securities provided cash of $94.8 million, and capital expenditures for research equipment used cash of $7.7 million.

Financing activities provided cash of $149.9 million during the fiscal year ended June 30, 2006 and provided cash of $2.5 million in the prior fiscal year. In November 2005 we received $139.7 million in net proceeds from an underwritten offering of 8.1 million shares of our common stock pursuant to our outstanding shelf registration statement on Form S-3 (Registration No. 333-123914). Following the offering we have approximately $151.1 million of securities available for sale under this shelf registration statement. During the fiscal year ended June 30, 2006 we received $10.2 million from the exercise of stock options and the purchase of our common stock from our Employee Stock Purchase Plan.

We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	the progress and results of our two current Phase 3 clinical trials of Flurizan for the treatment of Alzheimer’s disease and any additional trials that may be required by the FDA or that we may initiate on our own;

•	the progress and results of our current Phase 2b clinical trial of MPC-7869 for the treatment of prostate cancer and any additional trials that may be required by the FDA or that we may initiate on our own;

•	the progress and results of our Phase 1 clinical trials for Azixa, MPC-2130, and MPC-0920 and any future trials we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Flurizan, Azixa, MPC-2130, MPC-0920, and any other preclinical drug candidates that progress to clinical trials;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing capacities if any of our drug candidates is approved;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the progress, results and cost of developing personalized medicine products and additional predictive medicine products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt and amount of sales or royalties, if any, from Flurizan, MPC-7869, Azixa, MPC-2130, MPC-0920, and any other drug candidates.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our consolidated contractual obligations as of June 30, 2006 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Operating leases	$66,566	5,128	11,367	10,230	39,841
Purchase obligations	$1,755	1,755	—	—	—
Contractual services	$71,105	36,915	34,190	—	—

Total	$139,426	43,798	45,557	10,230	39,841

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: our inability to further identify, develop and achieve commercial success for new products and technologies; our ability to discover drugs that are safer and more efficacious than our competitors; our ability to develop predictive medicine products that help assess which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, or that clinical trials will be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio in accordance with our written investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of June 30, 2006, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the effectiveness of our internal control over financial reporting, which is included in our Annual Report on Form 10-K on page F-2 of our consolidated financial statements.

b. Attestation Report of the Registered Public Accounting Firm

See page F-2 of our consolidated financial statements.

c. Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on November 16, 2006.

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management-Committees of the Board of Directors and Meetings-Compensation Committee Interlocks and Insider Participation,” and “Management-Compensation of Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on November 16, 2006.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on November 16, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on November 16, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants (Notice Item 4)” in our Proxy Statement for the 2006 Annual Meeting of the Stockholders to be held on November 16, 2006.

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

Item 15(a)(3).	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
(3.1 (a))i	— Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 (a))

(3.1 (b))i	— Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3.1 (b))

(3.1 (c))i	— Certificate of Designations of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 (c))

(3.2)p	— Restated By-Laws of the Registrant (Filed as Exhibit 3.2)

(4.1)	— See Exhibits 3.1(a), 3.1(b), 3.1(c) and 3.2

(4.2)h	— Form of Common Stock Certificate (Filed as Exhibit 4.2)

(4.3)n	— Rights Agreement dated as of July 17, 2001, between the Registrant and Mellon Investor Services, LLC (filed as Exhibit 4.1)

(4.4)h	— Agreement of Substitution and Amendment of Common Shares Rights Agreement by and between the Registrant and American Stock Transfer and Trust Company dated August 16, 2002 (Filed as Exhibit 4.4)

(10.1)$h	— 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.1)

(10.2)$t	— 2003 Employee, Director and Consultant Stock Option Plan, as amended (Filed as Exhibit 99.1)

(10.3)*$r	— Employee Stock Purchase Plan, as amended (Filed as Exhibit 99.2)

(10.4) *$	— Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Peter D. Meldrum, dated May 15, 1993 (Filed as Exhibit 10.3)

(10.5) *$	— Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated January 1, 1994 (Filed as Exhibit 10.4)

(10.6) *$	— Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Jay M. Moyes, dated July 12, 1993 (Filed as Exhibit 10.5)

(10.7) k$	— Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Gregory C. Critchfield, M.D., dated September 14, 1998 (Filed as Exhibit 10.7)

(10.8) k$	— Employment Agreement between Myriad Genetics, Inc., Myriad Pharmaceuticals, Inc. and Adrian N. Hobden, Ph.D., dated September 30, 1998 (Filed as Exhibit 10.8)

(10.9)#	— Exclusive License Agreement between the Registrant and the University of Utah Research Foun- dation, dated October 8, 1991, as amended (Breast Cancer—BRCA1) (Filed as Exhibit 10.13)

(10.10)#	— Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated June 21, 1994 (MTS1 or p16) (Filed as Exhibit 10.16)

(10.11)#	— Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated November 23, 1994 (Breast Cancer—BRCA2) (Filed as Exhibit 10.17)

(10.12)!	— Lease Agreement, dated October 12, 1995, between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.2)

(10.13)!	— Amendment to Lease Agreement, dated March 29, 1996 between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.3)

(10.14)k

— Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Research Park Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant (Filed as Exhibit 10.44)

(10.15)&	— Memorandum of Lease between the Company and Boyer Foothill Associates, Ltd. dated August 24, 1998 (Filed as Exhibit 10.1)

(10.16)&	— Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August 24, 1998 (Filed as Exhibit 10.2)

(10.17)&

— Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998 (Filed as Exhibit 10.3)

(10.18)e	— Lease Agreement, dated March 31, 2001 between the Registrant and Boyer Research Park Associates VI, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 10.1)

(10.19)e	— Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C. (Filed as Exhibit 10.2)

(10.20)e@	— License Agreement, dated December 7, 2000, between the Registrant and Encore Pharmaceuticals, Inc. (Filed as Exhibit 10.3)

(10.21)$m	— Form of Executive Retention Agreement (Filed as Exhibit 10.1)

(10.22)l	— Lease Agreement, dated June 29, 2005 between the Registrant and Boyer Research Park Associates VIII, by it general partner, The Boyer Company, L.C.

(10.23)l	— Letter of Understanding regarding Lease Agreement, dated June 29, 2005 between the Registrant and Boyer Research Park Associates VIII, by it general partner, The Boyer Company, L.C.

(10.24)$s	— Summary of compensation arrangements applicable to the Registrant’s Named Executive Officers (FY 2005 Bonus and FY 2006 Salary) (Filed as Exhibit 10.1)

(10.25)$u	— Summary of compensation arrangements applicable to the Registrant’s Named Executive Officers (FY 2006 Bonus and FY 2007 Salary) (Filed as Exhibit 10.1)

(21.1)	— List of Subsidiaries of the Registrant

(23.1)	— Consent of KPMG LLP

(31.1)	— Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	— Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@	Confidential Treatment has been granted by the Commission as to certain portions.
$	Management contract or compensatory plan or arrangement.
*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 33-95970.
#	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 33-95970, and for which Confidential Treatment has been granted by the Commission as to certain portions.
p	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1995, File No. 0-26642.
!	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1996, File No. 0-26642.
q	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 1996, File No. 0-26642.
k	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1998, File No. 0-26642.
&	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1998, File No. 0-26642.

e	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending March 31, 2001, File No. 0-26642.
h	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2002, File No. 0-26642.
i	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2001, File No. 0-26642.
j	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 2003, File No. 0-26642.
k	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2004, File No. 0-26642.
l	Previously filed and incorporated herein by reference from the Form 8-K filed on July 5, 2005, File No. 0-26642.
m	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending March 31, 2005, File No. 0-26642.
n	Previously filed and incorporated herein by reference from the Form 8-K filed on July 18, 2001, File No. 0-26642.
r	Previously filed and incorporated herein by reference from the Form 8-K filed on November 12, 2004, File No. 0-26642.
s	Previously filed and incorporated herein by reference from the Form 8-K filed on June 8, 2005, File No. 0-26642.
t	Previously filed and incorporated herein by reference from the Form 8-K filed on January 9, 2006, File No. 0-26642.
u	Previously filed and incorporated herein by reference from the Form 8-K filed on June 21, 2006, File No. 0-26642.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 6, 2006.

MYRIAD GENETICS, INC.

By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ Peter D. Meldrum Peter D. Meldrum	President, Chief Executive Officer and Director (principal executive officer)	September 6, 2006

By:	/s/ Jay M. Moyes Jay M. Moyes	Chief Financial Officer (principal financial and accounting officer)	September 6, 2006

By:	/s/ John T. Henderson John T. Henderson, M.D.	Chairman of the Board	September 6, 2006

By:	/s/ Walter Gilbert Walter Gilbert, Ph.D.	Vice Chairman of the Board	September 6, 2006

By:	/s/ Mark H. Skolnick Mark H. Skolnick, Ph.D.	Chief Scientific Officer and Director	September 6, 2006

By:	/s/ Arthur H. Hayes, Jr. Arthur H. Hayes, Jr., M.D.	Director	September 6, 2006

By:	/s/ Linda S. Wilson Linda S. Wilson, Ph.D.	Director	September 6, 2006

By:	/s/ Robert S. Attiyeh Robert S. Attiyeh	Director	September 6, 2006

By:	/s/ Dennis Langer Dennis Langer, M.D., J.D.	Director	September 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Salt Lake City, Utah

September 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Myriad Genetics, Inc. (Myriad Genetics) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Myriad Genetics’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Myriad Genetics maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Myriad Genetics maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, cash flows, and the related financial statement schedule for each of the years in the three-year period ended June 30, 2006, and our report dated September 6, 2006, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Salt Lake City, Utah

September 6, 2006

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2006 and 2005

(In thousands, except per share amounts)

	2006	2005
Assets

Current assets:
Cash and cash equivalents	$98,573	49,509
Marketable investment securities	129,171	64,334
Prepaid expenses	2,326	3,331
Trade accounts receivable, less allowance for doubtful accounts of $1,795 in 2006 and $1,395 in 2005, respectively	20,820	17,236
Other receivables	1,397	1,145

Total current assets	252,287	135,555

Equipment and leasehold improvements:
Equipment	47,255	40,160
Leasehold improvements	8,331	8,004

	55,586	48,164

Less accumulated depreciation and amortization	35,757	29,698

Net equipment and leasehold improvements	19,829	18,466

Other assets	4,487	4,937

	$276,603	158,958

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,804	11,897
Accrued liabilities	14,901	11,045
Deferred revenue	117	343

Total current liabilities	26,822	23,285

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000 shares; issued and outstanding no shares	—	—
Common stock, $0.01 par value. Authorized 60,000 shares; issued and outstanding 39,683 shares in 2006 and 30,862 shares in 2005	397	309
Additional paid-in capital	467,568	315,147
Accumulated other comprehensive loss	(746)	(534)
Accumulated deficit	(217,438)	(179,249)

Total stockholders’ equity	249,781	135,673

	$276,603	158,958

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2006, 2005, and 2004

(In thousands, except per share amounts)

	2006	2005	2004
Predictive medicine revenue	$100,621	71,325	43,294
Research revenue	13,658	11,081	11,748
Related party research revenue	—	—	1,606

Total research revenue	13,658	11,081	13,354

Total revenues	114,279	82,406	56,648

Costs and expenses:
Predictive medicine cost of revenue	27,644	20,322	13,751
Research and development expense	83,757	59,243	50,697
Selling, general, and administrative expense	48,467	43,586	34,835

Total costs and expenses	159,868	123,151	99,283

Operating loss	(45,589)	(40,745)	(42,635)

Other income (expense):
Interest income	7,412	2,798	2,025
Other	(12)	(2,031)	(10)

	7,400	767	2,015

Net loss	$(38,189)	(39,978)	(40,620)

Basic and diluted loss per common share	$(1.05)	(1.30)	(1.49)

Basic and diluted weighted average shares outstanding	36,278	30,720	27,326

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years ended June 30, 2006, 2005, and 2004

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive loss	Stockholders’ equity
	Shares	Amount
Balances at June 30, 2003	27,079	$271	261,155	711	(98,651)	—	163,486
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	144	1	1,237	—	—	—	1,238
Issuance of common stock for cash, net of offering costs of $55	3,400	34	50,061	—	—	—	50,095
Net loss	—	—	—	—	(40,620)	(40,620)	(40,620)
Unrealized losses on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(923)	—

Other comprehensive loss	—	—	—	(923)	—	(923)	(923)

Comprehensive loss						(41,543)	—

Balances at June 30, 2004	30,623	306	312,453	(212)	(139,271)		173,276
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	239	3	2,463	—	—	—	2,466
Acceleration of vesting of stock options	—	—	231	—	—	—	231
Net loss	—	—	—	—	(39,978)	(39,978)	(39,978)
Unrealized losses on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(322)	—

Other comprehensive loss	—	—	—	(322)	—	(322)	(322)

Comprehensive loss						(40,300)

Balances at June 30, 2005	30,862	309	315,147	(534)	(179,249)		135,673
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	771	8	10,174	—	—	—	10,182
Issuance of common stock for cash, net of offering costs of $251	8,050	80	139,658	—	—	—	139,738
Share-based payment expense	—	—	2,589	—	—	—	2,589
Net loss	—	—	—	—	(38,189)	(38,189)	(38,189)
Unrealized losses on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(212)	—

Other comprehensive loss	—	—	—	(212)	—	(212)	(212)

Comprehensive loss						$(38,401)

Balances at June 30, 2006	39,683	$397	467,568	(746)	(217,438)		249,781

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2006, 2005, and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(38,189)	(39,978)	(40,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,855	6,092	5,766
Loss on disposition of assets	12	67	10
Share-based compensation expense	2,589	—	—
Bad debt expense	2,114	2,244	2,020
Impairment charge on investments in other companies	—	1,964	—
Acceleration of option vesting	—	231	—
Changes in operating assets and liabilities:
Prepaid expenses	1,005	3,948	461
Trade accounts receivable	(5,698)	(5,486)	(3,097)
Other receivables	(252)	(591)	8,687
Related party receivables	—	—	150
Accounts payable	(93)	3,959	(3,516)
Accrued liabilities	3,856	5,112	1,008
Deferred revenue	(226)	(866)	(1,749)

Net cash used in operating activities	(28,027)	(23,304)	(30,880)

Cash flows from investing activities:
Capital expenditures	(7,680)	(6,736)	(3,883)
Increase in other assets	(100)	(100)	(100)
Purchases of marketable investment securities	(165,519)	(44,603)	(52,730)
Proceeds from sales and maturities of marketable investment securities	100,470	70,956	25,487

Net cash provided by (used in) investing activities	(72,829)	19,517	(31,226)

Cash flows from financing activities:
Net proceeds from public offering of common stock	139,738	—	50,095
Net proceeds from common stock issued under share-based compensation plans	10,182	2,466	1,238

Net cash provided by financing activities	149,920	2,466	51,333

Net increase (decrease) in cash and cash equivalents	49,064	(1,321)	(10,773)

Cash and cash equivalents at beginning of year	49,509	50,830	61,603

Cash and cash equivalents at end of year	$98,573	49,509	50,830

Supplemental disclosures of noncash investing and financing activities:
Fair value adjustment on marketable investment securities charged to stockholders’ equity	$(212)	(322)	(923)

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(1)	Organization and Summary of Significant Accounting Policies

(a)	Organization and Business Description

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading biotechnology company focused on the development and marketing of novel therapeutic and molecular diagnostic products. The Company employs a number of proprietary technologies that permit it to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease. The Company uses this information to guide the development of new healthcare products that treat major diseases and assess a person’s risk of disease later in life. The Company’s operations are located in Salt Lake City, Utah.

(b)	Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc. and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad Pharmaceuticals, Inc., and Myriad Financial, Inc. All intercompany amounts have been eliminated in consolidation.

(c)	Cash Equivalents

Cash equivalents of $86.6 million and $39.6 million at June 30, 2006 and 2005, respectively, consist of highly liquid debt instruments with maturities at date of purchase of 90 days or less. As of June 30, 2006 and 2005, the book value of cash equivalents approximates fair value.

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

(e)	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are comprised of amounts due from sales of the Company’s predictive medicine products and are recorded at the invoiced amount, net of discounts and allowances. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable, which is based on historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment term changes. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

F-7	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(f)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. For the years ended June 30, 2006, 2005, and 2004, the Company incurred depreciation expense of $6.3 million, $5.5 million, and $5.2 million, respectively.

(g)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments of long-lived assets were recorded for the years ended June 30, 2006, 2005, and 2004.

(h)	Other Assets

Other assets are comprised of purchased intellectual property, investments in privately held biotechnology and pharmaceutical companies, and a purchased library of chemical compounds. The private biotechnology and pharmaceutical company investments are both accounted for under the cost method. Management reviews the valuation of these investments for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The Company engaged an independent valuation firm to assist us in determining the fair value of the investments and compared it to the carrying amount of the investments as of June 30, 2006. The Company’s valuation indicated that there was no impairment loss.

Based on changes to estimated cash flows compared to the prior fiscal year, the Company engaged an independent valuation firm to assist us in determining the fair value of the investments and compared it to the carrying amount of the investments as of June 30, 2005. The Company’s valuation indicated that the Company had incurred an impairment loss of approximately $2.0 million for its investment in a privately held pharmaceutical company. This impairment loss was included in other expense in the accompanying consolidated statement of operations for the year ended June 30, 2005.

The amount recognized by the Company upon the ultimate liquidation of this and other investments may vary significantly from the estimated fair value at June 30, 2006. The library of chemical compounds and related purchased intellectual property are being amortized ratably over the expected useful life of five years.

F-8	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

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

Research revenues include revenues from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 to research and technology license agreements the Company considers the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement, on the basis of costs incurred relative to the total estimated contract costs (cost-to-cost method), or on the basis of contractually defined output measures such as units delivered. The Company makes adjustments, if necessary, to the estimates used in its cost-to-cost calculations as work progresses and the Company gains experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. The Company recognizes revenue from milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payments approximates the value of achieving the milestone. The Company recognizes revenue from up-front nonrefundable license fees on a straight-line basis over the period of the Company’s continued involvement in the research and development project.

(j)	Income Taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability and valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable in the future.

F-9	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

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

For the years ended June 30, 2006, 2005, and 2004, there were antidilutive potential common shares of 8,044,582, 7,394,358, and 5,899,252, respectively. Accordingly, these potential common shares were not included in the computation of diluted loss per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

(l)	Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires Company management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of fixed assets, valuation allowances for receivables and deferred income tax assets, share-based compensation, and the valuation of investments in privately held companies. Actual results could differ from those estimates.

(m)	Fair Value Disclosure

At June 30, 2006 and 2005, the consolidated financial statements’ carrying amount of the Company’s financial instruments approximates fair value.

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

June 30, 2006 and 2005

unmodified terms. Approximately 3.5 million options were accelerated, of which 1.7 million options belong to executive officers and non-employee members of the board of directors. As a result of the acceleration of the vesting of the unvested options, the Company recognized an expense of approximately $231,000 on the date of acceleration.

Prior to the adoption of Statement 123R the Company measured compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). As such, with the exception of costs related to the acceleration of vesting of unvested options, stock-based employee compensation cost is not reflected in net loss for the fiscal years ended June 30, 2005 and 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation (in thousands expect per share amounts):

	Year ended June 30
	2005	2004
Net loss, as reported	$39,978	40,620

Add compensation expense for the acceleration of vesting of unvested options	(231)	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	49,604	25,105

Pro forma net loss	$89,351	65,725

Loss per share:
Basic and diluted – as reported	$1.30	1.49
Basic and diluted – pro forma	2.91	2.41

(o)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In the accompanying consolidated balance sheet as of June 30, 2005, $0.9 million of deferred revenue was reclassified to accrued liabilities. This reclassification did not have an impact on the Company’s consolidated statements of operations or stockholders’ equity and comprehensive loss or cash flows.

F-11	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2006 and 2005 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2006:
Available-for-sale:
Corporate bonds and notes	$4,500	1	—	4,501
Certificate of deposit	42,567	2	(222)	42,347
Federal agency issues	50,296	—	(399)	49,897
Tax auction securities	15,625	—	—	15,625
Euro dollar bonds	16,929	—	(128)	16,801

	$129,917	3	(749)	129,171

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2005:
Available-for-sale:
Corporate bonds and notes	$17,000	4	(147)	16,857
Certificate of deposit	1,000	—	—	1,000
Federal agency issues	31,053	—	(257)	30,796
Tax auction securities	1,700	—	—	1,700
Euro dollar bonds	14,115	—	(134)	13,981

	$64,868	4	(538)	64,334

Maturities of debt securities classified as available-for-sale are as follows at June 30, 2006 (in thousands):

	Amortized cost	Fair value
Available-for-sale:
Due within one year	$104,095	103,468
Due after one year through three years	25,822	25,703

	$129,917	129,171

F-12	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

All securities in an unrealized loss position as of June 30, 2006 are debt securities. Debt securities in an unrealized loss position as of June 30, 2006 were not impaired at acquisition and the decline in fair value is due to interest rate fluctuations. Management believes that the decline in fair value is not other-than-temporary. Debt securities available for sale in an unrealized loss position as of June 30, 2006 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds and notes	$35,992	(200)	2,853	(22)	38,845	(222)
Federal agency issues	44,159	(337)	5,738	(62)	49,897	(399)
Euro dollar bonds	15,314	(93)	1,487	(35)	16,801	(128)

	$95,465	(630)	10,078	(119)	105,543	(749)

(3)	Leases

The Company leases office and laboratory space under four non-cancelable operating leases, with terms that expire between 2017 and 2021. Future minimum lease payments under these leases as of June 30, 2006 are as follows (in thousands):

Fiscal year ending:
2007	$5,128
2008	6,224
2009	5,143
2010	5,115
2011	5,115
Thereafter	39,841

$66,566

Rental expense was $3.2 million in 2006, $3.2 million in 2005, and $4.0 million in 2004.

(4)	Share-Based Compensation

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

June 30, 2006 and 2005

Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan.

The exercise price of options granted in 2006, 2005, and 2004 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. As of June 30, 2006, 658,596 shares are reserved for future grant under the Company’s plans.

The Company’s share-based payment plans are now accounted for under Statement 123R. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30, 2006: risk-free interest rate of 4.3%; expected dividend yield of 0%; expected lives ranging from 4.4 years to 5.0 years; and expected volatility of 63%. The weighted-average assumptions used for the fiscal years ended June 30, 2005 and 2004, respectively, were as follows: risk-free interest rates of 3.6% and 3.2%; expected dividend yield of 0% for both years; expected lives of 6.2 years and 6.0 years; and expected volatilities of 50% and 59%. Expected option lives and volatilities are based on historical data of the Company and other factors.

A summary of activity is as follows:

	2006		2005		2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	7,364,358	$25.70	5,933,252	$27.28	4,956,144	$31.29
Plus options granted	1,421,905	22.23	1,718,150	19.39	1,296,875	14.43
Less:
Options exercised	(648,438)	12.83	(144,701)	8.48	(44,675)	6.29
Options canceled or expired	(123,243)	38.69	(142,343)	33.17	(275,092)	36.19

Options outstanding at end of year	8,014,582	25.92	7,364,358	25.70	5,933,252	27.28

Options exercisable at end of year	6,625,482	26.70	7,355,358	25.71	3,102,658	31.52

Options vested and expected to vest	7,836,244	26.00
Weighted average fair value of options granted during the year		12.27		10.09		8.25

F-14	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2006	Weighted average exercise price
$ 4.69 – 16.64	2,547,727	5.75	$11.74	2,539,227	$11.72
16.69 – 22.12	2,284,662	8.50	20.10	1,500,712	19.83
23.37 – 43.22	2,032,934	6.44	27.38	1,436,284	28.62
45.32 – 93.81	1,149,259	4.61	66.37	1,149,259	66.37

	8,014,582	6.54	25.92	6,625,482	26.70

Share-based compensation expense included in the consolidated statement of operations for the fiscal year ended June 30, 2006 was approximately $2,589,000, which is included in predictive medicine cost of revenue, research and development expense, and selling, general, and administrative expense. As of June 30, 2006, there was approximately $12.3 million of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 3.3 years. The total intrinsic value of options exercised during the fiscal year ended June 30, 2006 was approximately $5.3 million. The aggregate intrinsic value of fully vested options and options expected to vest as of June 30, 2006 was approximately $46.6 million. The total fair value of shares vested during the fiscal year ended June 30, 2006 was $0.

The Company also has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the board of directors and stockholders in December 1994, under which a maximum of 400,000 shares of common stock may be purchased by eligible employees. In November 2004 the board of directors and stockholders approved an additional 200,000 shares which may be offered under the Plan. At June 30, 2006, 525,928 shares of common stock had been purchased under the Plan. For the years ended June 30, 2006, 2005, and 2004, shares purchased under the Plan were 122,109, 94,553, and 93,006, respectively. Expenses associated with the Plan were approximately $628,000, $0, and $0 for the years ended June 30, 2006, 2005, and 2004, respectively. The fair value of shares issued under the Plan was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal year ended June 30, 2006: risk-free interest rate of 4.65%; expected dividend yield of 0%; expected life of 0.5 years; and expected volatility of 42%.

As of June 30, 2006, 30,000 warrants previously granted to placement agents were outstanding and exercisable at a weighted average price of $40.00 per share.

(5)	Income Taxes

The Company recorded no income tax expense in 2006, 2005, and 2004. The difference between the expected tax benefit for all periods presented and the actual tax expense is primarily attributable to the effect of net operating losses being offset by an increase in the Company’s valuation allowance.

F-15	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2006 and 2005 are presented below (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$112,266	96,285
Unearned revenue	44	467
Equipment, principally due to differences in depreciation	569	467
Research and development credits	17,170	14,584
Accrued liabilities and other	3,105	3,690

Total gross deferred tax assets	133,154	115,493

Less valuation allowance	(133,154)	(115,493)

Net deferred tax assets	$—	—

The net change in the total valuation allowance for the years ended June 30, 2006 and 2005 was an increase of $17.7 million and $22.2 million, respectively. Approximately $39.8 million of deferred tax assets at June 30, 2006, if recognizable in future years, will be recognized as additional paid-in capital, and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

At June 30, 2006, the Company had total federal tax net operating loss carryforwards of approximately $301 million and research and development credit carryforwards of approximately $11.3 million, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2007 through 2026. The Company’s alternative minimum tax net operating losses are approximately the same as its regular tax net operating losses. The Company also has state net operating loss and research credit carryforwards that may be utilized in accordance with the various states’ rules and regulations.

Under the rules of the Tax Reform Act of 1986, the Company has undergone changes of ownership, and consequently, the availability of the Company’s net operating loss and research and experimentation credit carryforwards in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company’s value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management has not computed the amount of any limitation or evaluated whether these rules will result in any losses or credits expiring unutilized.

(6)	Employee Deferred Savings Plan

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. The Company’s contributions to the plan were $1,431,000, $1,175,000, and $970,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

F-16	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(7)	Collaborative Research Agreements

In June 2005, the Company entered into a $10.1 million research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration is recognized when completed information is delivered to the collaborator. Under this agreement the Company recognized research revenue of $7.1 million for the fiscal year ended June 30, 2006.

In June 2004, the Company entered into a five-year, $14.2 million research agreement to utilize its expertise to characterize pathogen-host protein interactions. Revenue related to this collaboration is being recognized on a cost-to-cost basis. Under this agreement the Company recognized research revenue of $2.4 million and $2.3 million for the fiscal year ended June 30, 2006 and 2005, respectively.

In May 2005, the Company licensed a portion of its intellectual property related to a cancer compound to an oncology drug development company. The Company has no continuing obligations under the license. As a result of the license agreement the Company recognized the related $2.5 million in research revenue for the fiscal year ended June 30, 2005.

In March 2002, the Company entered into a three-year, $13.8 million research collaboration to identify novel drug targets for the diagnosis and treatment of depression. The agreement, which was completed in February 2005, provided the collaborator with certain license rights and specified guaranteed research funding, potential milestones, and royalties to the Company. Revenue related to the license agreement was recognized ratably over the license period and revenue related to this research collaboration was recognized as research was performed on a cost-to-cost basis. Revenue from the achievement of milestones was recognized upon achieving the milestone. Under this agreement the Company recognized research revenue of $0, $2.5 million, and $4.4 million for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

Also in March 2002, the Company formed a $24 million research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. The agreement, which was completed in October 2003, provided the collaborator with certain license rights. Revenue related to this research collaboration was recognized on a straight-line basis. Under this contract the Company recognized research revenue of $0, $0, and $5.1 million for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

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

June 30, 2006 and 2005

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on loss from operations before interest income and expense and other income and expense.

	Research	Predictive medicine	Drug development	Total
Year ended June 30, 2006:
Revenues	$13,658	100,621	—	114,279
Depreciation and amortization	2,654	2,123	2,078	6,855
Segment operating gain (loss)	(15,496)	34,969	(65,062)	(45,589)

Year ended June 30, 2005:
Revenues	11,081	71,325	—	82,406
Depreciation and amortization	2,149	2,033	1,910	6,092
Segment operating gain (loss)	(13,752)	15,764	(42,757)	(40,745)

Year ended June 30, 2004:
Revenues	13,354	43,294	—	56,648
Depreciation and amortization	2,273	1,768	1,725	5,766
Segment operating gain (loss)	(16,581)	2,975	(29,029)	(42,635)

	2006	2005	2004
Total operating loss for reportable segments	$(45,589)	(40,745)	(42,635)
Unallocated amounts:
Interest income	7,412	2,798	2,025
Other	(12)	(2,031)	(10)

Net loss	$(38,189)	(39,978)	(40,620)

All of the Company’s revenues were derived from research and testing performed in the United States. Additionally, all of the Company’s long-lived assets are located in the United States. All of the Company’s research segment revenue was generated from eight, nine, and five collaborators in fiscal 2006, 2005, and 2004, respectively. No revenue from any collaborator was in excess of 10% of the Company’s consolidated revenues for fiscal years 2006, 2005, and 2004, respectively.

(9)	Stockholder Rights Plan

The Company has in place a Stockholder Rights Plan (the Plan). The Plan provides registered holders of the Company’s common stock one preferred share purchase right for each outstanding share of the Company’s common stock. Each right entitles the holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock. The rights have certain anti-takeover effects and allow the Company’s stockholders (other than the acquiror) to purchase common stock in the Company or in the acquiror at a substantial discount. Prior to the ten days following the acquisition by a person or group of beneficial ownership of 15% or more of the Company’s common stock, the Board of Directors may redeem the rights in whole, but not in part, at a price of $0.01 per right.

F-18	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(10)	Investment in Prolexys Pharmaceuticals, Inc.

In April 2001, the Company contributed technology to Prolexys Pharmaceuticals, Inc. (Prolexys), in exchange for a 49% ownership interest and investors contributed a combined $82 million in cash in exchange for the remaining 51% ownership in Prolexys.

The Company accounts for its investment in Prolexys using the equity method. Because the Company’s initial investment in Prolexys consisted of technology with a carrying value of $0 on the Company’s consolidated financial statements, and given the uncertainty of the realizability of the difference between the $82 million carrying amount and the Company’s proportionate share of the net assets of Prolexys, the Company’s initial investment in Prolexys was recorded as $0. The Company allocated $41 million of this difference to technology which is being reduced as the related technology amortization, including in-process research and development charges, are recorded at Prolexys. At June 30, 2006, the remaining technology basis difference is estimated to be $8.9 million. The remaining $41 million of unallocated basis difference is being accreted to income, offset by the Company’s share of Prolexys’ losses, over the period of expected benefit of 10 years. For the period from the original investment in Prolexys through June 30, 2006, the Company’s portion of the Prolexys’ net losses exceeded the accretion of the unallocated basis. Accordingly, the Company’s investment in Prolexys is carried at $0.

As part of the formation of Prolexys, the Company entered into administrative and scientific outsourcing agreements with Prolexys. The original terms of these agreements expired on December 31, 2001, but were extended until June 30, 2002 and again to June 30, 2003 at the option of Prolexys. This agreement was terminated effective January 26, 2004.

Charges to Prolexys for services incurred related to the administrative and scientific outsourcing agreements were based on actual time and expenses incurred by the Company on behalf of Prolexys. During the years ended June 30, 2006, 2005, and 2004, the Company provided $0, $0, and $1.6 million, respectively, of administrative and scientific services to Prolexys.

F-19	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

Summarized balance sheet information as of June 30, 2006 and 2005 for Prolexys is as follows (in thousands):

	2006	2005
	(Unaudited)
Current assets	$5,302	13,352
Noncurrent assets	3,600	28,337
Current liabilities	1,739	2,305
Noncurrent liabilities	22	8,455
Stockholders’ equity	7,141	30,929

Summarized statement of operations information for Prolexys for the years ended June 30, 2006, 2005, and 2004 is as follows (in thousands):

	2006	2005	2004
	(Unaudited)
Total revenues	$1,253	694	1,108
Other operating costs and expenses	33,310	20,539	33,560
Net loss	(23,802)	(17,090)	(26,508)

(11)	Public Offering of Common Stock

In November 2005, the Company received $139.7 million in net proceeds from an underwritten public offering of 8,050,000 shares of common stock pursuant to the Company’s outstanding shelf registration on Form S-3 (Registration No. 333-123914). The Company has approximately $151.1 million of securities available for sale under the shelf registration statement.

(12)	Contingencies

Various legal claims have been filed against the Company that relate to the ordinary course of business and are currently pending resolution. In the opinion of management upon consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the financial position or future results of operations of the Company.

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2006, 2005, and 2004

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2006	$1,395	$2,114	$(1,714)	$1,795
Year ended June 30, 2005	$1,205	$2,244	$(2,054)	$1,395
Year ended June 30, 2004	$895	$2,020	$(1,710)	$1,205

(1)	Represents amounts written off against the allowance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
(21.1)	List of Subsidiaries of the Registrant

(23.1)	Consent of KPMG LLP

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002