Form 10-Q
period 2006-12-31
MYRIAD GENETICS INC
filed 2007-02-06
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 1, 2007 the registrant had 39,942,476 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS , INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)	Dec. 31, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$85,868	$98,573
Marketable investment securities	117,643	129,171
Prepaid expenses	3,932	2,326
Trade accounts receivable, less allowance for doubtful accounts of $2,150 at Dec. 31, 2006 and $1,795 at June 30, 2006	24,006	20,820
Other receivables	2,920	1,397

Total current assets	234,369	252,287

Equipment and leasehold improvements:
Equipment	53,337	47,255
Leasehold improvements	9,358	8,331

	62,695	55,586
Less accumulated depreciation and amortization	38,934	35,757

Net equipment and leasehold improvements	23,761	19,829

Other assets	4,192	4,487

	$262,322	$276,603

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,197	$11,804
Accrued liabilities	10,841	14,901
Deferred revenue	434	117

Total current liabilities	26,472	26,822

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 39,897 at Dec. 31, 2006 and 39,683 at June 30, 2006	399	397
Additional paid-in capital	474,391	467,568
Accumulated other comprehensive loss	(281)	(746)
Accumulated deficit	(238,659)	(217,438)

Total stockholders’ equity	235,850	249,781

	$262,322	$276,603

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2005
Revenues:
Molecular diagnostic revenue	$34,175	$23,392	$65,026	$44,921
Research revenue	2,960	3,938	5,652	7,524

Total revenues	37,135	27,330	70,678	52,445

Costs and expenses:
Molecular diagnostic cost of revenue	7,529	6,272	15,634	12,075
Research and development expense	24,764	19,030	51,116	37,495
Selling, general and administrative expense	16,211	11,628	30,297	22,528

Total costs and expenses	48,504	36,930	97,047	72,098

Operating loss	(11,369)	(9,600)	(26,369)	(19,653)

Other income (expense):
Interest income	2,573	1,649	5,175	2,460
Other	—	(1)	(27)	(1)

	2,573	1,648	5,148	2,459

Net loss	$(8,796)	$(7,952)	$(21,221)	$(17,194)

Basic and diluted loss per share	$(0.22)	$(0.22)	$(0.53)	$(0.52)

Basic and diluted weighted average shares outstanding	39,808	35,547	39,754	33,217

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	Dec. 31, 2006	Dec. 31, 2005
Cash flows from operating activities:
Net loss	$(21,221)	$(17,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,581	3,334
Loss on disposition of assets	27	1
Bad debt expense	2,314	869
Share-based compensation expense	3,094	729
Changes in operating assets:
Prepaid expenses	(1,606)	(3,406)
Trade accounts receivable	(5,500)	(2,612)
Other receivables	(1,523)	131
Accounts payable	3,393	2,811
Accrued liabilities	(4,060)	(2,553)
Deferred revenue	317	40

Net cash used in operating activities	(21,184)	(17,850)

Cash flows from investing activities:
Capital expenditures	(7,265)	(3,252)
Sales (purchases) of other assets	20	(100)
Purchases of marketable investment securities	(42,838)	(75,719)
Proceeds from maturities of marketable investment securities	54,831	23,418

Net cash provided by (used in) investing activities	4,748	(55,653)

Cash flows from financing activities:
Net proceeds from public offering of common stock	—	139,746
Net proceeds from common stock issued under share-based compensation plans	3,731	2,830

Net cash provided by financing activities	3,731	142,576

Net increase (decrease) in cash and cash equivalents	(12,705)	69,073
Cash and cash equivalents at beginning of period	98,573	49,509

Cash and cash equivalents at end of period	$85,868	$118,582

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. Operating results for the three and six months ended December 31, 2006 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan (the 2003 Plan), as amended most recently in November 2006, under which 5.4 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan.

The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over four years and expire ten years from the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock at the date of grant. During the three and six months ended December 31, 2006 the Company granted approximately 105,000 and 719,000 options under the 2003 Plan, respectively. The Company also has an Employee Stock Purchase Plan under which a maximum of 1,000,000 shares of common stock may be purchased by eligible employees. During the three and six months ended December 31, 2006, the Company issued 43,789 shares of common stock under the Employee Stock Purchase Plan.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period.

Share-based compensation expense included in the consolidated statements of operations for the three and six months ended December 31, 2006 was approximately $1.7 million and $3.1 million, respectively. Share-based compensation expense included in the consolidated statements of operations for the three and six months ended December 31, 2005 was approximately $490,000 and $729,000, respectively. As of December 31, 2006, there was approximately $17.9 million of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 3.1 years.

(3)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2006	2005	2006	2005
Net loss	$(8,796)	$(7,952)	$(21,221)	$(17,194)
Unrealized gain (loss) on available-for-sale securities	120	(32)	465	(138)

Comprehensive loss	$(8,676)	$(7,984)	$(20,756)	$(17,332)

(4)	Loss Per Common Share

As of December 31, 2006 and 2005, there were outstanding antidilutive common stock equivalents of 8,504,120 and 7,909,656, respectively. Because the computation of diluted loss per share does not include common stock equivalents that would have an antidilutive effect, the Company’s calculation of the weighted average common shares outstanding utilized to calculate loss per common share was the same for both the basic and diluted calculation. These common stock equivalents may be dilutive to future basic and diluted earnings per share.

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

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(in thousands)	Research	Molecular diagnostics	Drug development	Total
Three months ended Dec. 31, 2006:
Revenues	$2,960	$34,175	—	$37,135
Depreciation and amortization	661	545	618	1,824
Segment operating income (loss)	(5,201)	15,003	(21,171)	(11,369)

Three months ended Dec. 31, 2005:
Revenues	3,938	23,392	—	27,330
Depreciation and amortization	649	533	509	1,691
Segment operating income (loss)	(3,759)	7,212	(13,053)	(9,600)

Six months ended Dec. 31, 2006:
Revenues	5,652	65,026	—	70,678
Depreciation and amortization	1,330	1,059	1,192	3,581
Segment operating income (loss)	(10,428)	28,073	(44,014)	(26,369)

Six months ended Dec. 31, 2005:
Revenues	7,524	44,921	—	52,445
Depreciation and amortization	1,295	1,048	991	3,334
Segment operating income (loss)	(6,261)	13,919	(27,311)	(19,653)

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
(in thousands)	2006	2005	2006	2005
Total operating loss for reportable segments	$(11,369)	$(9,600)	$(26,369)	$(19,653)
Interest income	2,573	1,649	5,175	2,460
Other	—	(1)	(27)	(1)

Net loss	$(8,796)	$(7,952)	$(21,221)	$(17,194)

(6)	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Income Tax Uncertainties.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Our molecular diagnostic business encompasses efforts in both predictive medicine and personalized medicine. Predictive medicine analyzes genes and their mutations to assess an individual’s risk for developing disease later in life. Personalized medicine analyzes genes and their mutations to assess a patient’s risk of disease progression, disease recurrence, and drug response and toxicity. To date we have launched four commercial molecular diagnostic products. We market these products through our own 135-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenue was $34.2 million and $65.0 million for the three and six months ended December 31, 2006, respectively, representing increases of 46% and 45% over revenues of $23.4 million and $44.9 million for the same periods in the prior year. Our current commercial molecular diagnostic products are described below:

•	BRACAnalysis®: molecular diagnostic product for breast and ovarian cancer. BRACAnalysis is a comprehensive analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk for breast and ovarian cancer. A woman who tests positive with the BRACAnalysis test has an 82% risk of developing breast cancer during her lifetime and up to a 54% risk of developing ovarian cancer. BRACAnalysis provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, preventive medication and treatment decisions. As published in the Journal of the National Cancer Institute, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast cancer can reduce their risk by approximately 50% with appropriate preventive therapies. Additionally, as published in the New England Journal of Medicine, researchers have shown that pre-symptomatic individuals who carry gene mutations can lower their risk of developing ovarian cancer by approximately 60% with appropriate preventive therapies.

•

COLARIS®: molecular diagnostic product for colon cancer and uterine cancer. COLARIS is a comprehensive analysis of the MLH1 and MSH2 genes for determining a person’s risk of developing colon cancer or uterine cancer. Individuals who carry a deleterious mutation in one of the two colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have a 60% lifetime chance of developing uterine cancer.

Highly effective preventive measures include colonoscopy and the removal of precancerous polyps. Through proper application of screening and polyp removal, colon cancer is a preventable disease.

•	COLARIS AP®: molecular diagnostic product for colon cancer. COLARIS AP detects mutations in the APC and MYH genes, which cause a colon polyp-forming syndrome known as Familial Adenomatous Polyposis (FAP) and a more common variation of the syndrome known as attenuated FAP. Individuals who carry a deleterious mutation in the APC or MYH gene may have a greater than 90% lifetime risk of developing colon cancer. Effective preventive measures include colonoscopy and the removal of pre-cancerous polyps and prophylactic surgery.

•	MELARIS®: molecular diagnostic product for melanoma. MELARIS analyzes mutations in the p16 gene to determine genetic susceptibility to malignant melanoma, a deadly form of skin cancer. Individuals who test positive for MELARIS have a 75-fold increased risk of developing melanoma during their lifetimes as compared to the general population. MELARIS, which assesses a person’s risk of developing melanoma, provides important information that we believe will be useful in the surveillance and prevention of melanoma. Melanoma can be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which pre-cancerous lesions are removed before cancer can develop.

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

We currently have four proprietary drug candidates. Three of these drug candidates are currently in six human clinical trials, and a number of other promising drug candidates are in late-stage preclinical development. Our most advanced drug development programs are described below:

•	Flurizan™: drug candidate for Alzheimer’s disease. Flurizan, our lead therapeutic candidate for the treatment of Alzheimer’s disease, is the first in a new class of drug candidates known as Selective Amyloid Beta Lowering Agents, or SALAs. We have initiated two Phase 3 clinical trials in patients with mild Alzheimer’s disease. The first Phase 3 trial is a two-arm study (800 mg twice daily and placebo) which has completed the enrollment of 1,684 patients in 130 centers in the United States and is designed to assess the ability of Flurizan to reduce the rate of cognitive decline and decline in activities of daily living over an 18-month period. The second Phase 3 trial is also a two-arm study (800 mg twice daily and placebo) and is currently enrolling 800 patients in 100 centers in Europe, Canada and the United States. This study is also designed to assess the ability of Flurizan to reduce the rate of cognitive decline and decline in overall function, such as judgment, problem-solving, behavior, and orientation over an 18-month period.

•	Azixa™: drug candidate for solid cancer tumors and brain metastases. Azixa is a novel, small-molecule tubulin inhibitor that has recently completed two Phase 1 human clinical trials. These trials used an escalating dose regimen designed to evaluate the safety and pharmacokinetic profile of Azixa in patients with advanced solid tumors and metastatic brain tumors. Subject to FDA approval, we anticipate initiating Phase 2 human clinical trials to evaluate Azixa for the treatment of brain tumors in the near future. These studies will be designed to generate additional safety data and to assess the ability of Azixa to improve the survival of patients with brain tumors. In preclinical studies Azixa demonstrated the ability to effectively cross the blood-brain barrier and was not subject to multiple drug resistance.

•	MPC-2130: drug candidate for blood cancers. Our drug candidate MPC-2130, a novel apoptosis inducing small molecule, is in Phase 1 clinical testing. The study is designed to evaluate the safety and pharmacokinetic profile of MPC-2130 in patients with hematologic cancers as well as refractory cancers that have progressed despite previous chemotherapy. In preclinical studies, MPC-2130 demonstrated cancer cell killing activity in ovarian cancer and prostate cancer as well as two lymphoma cell lines, Burkitt’s lymphoma and T-cell lymphoma. In addition, MPC-2130 was not subject to multiple drug resistance and was able to cross the blood-brain barrier.

•	MPC-0920: drug candidate for thrombosis. We have initiated a Phase 1 human clinical trial for our drug candidate MPC-0920, an orally available direct thrombin inhibitor. The study uses an escalating dose regimen designed to evaluate the safety, pharmacokinetic, and pharmacodymanic profile of MPC-0920 in healthy volunteers. MPC-0920 has demonstrated characteristics that may offer improvements over traditional anticoagulants, which have limitations such as non-selectivity, inability to effect thrombin-bound fibrin, and drug and food interactions.

•	MPI-49839: drug candidate for AIDS. MPI-49839, an orally available viral maturation inhibitor, is in late-stage preclinical development for the treatment of AIDS. As published in the scientific journal Cell in October 2001, our scientists and their collaborators discovered the viral budding and maturation mechanism in HIV and other viruses. This discovery led to the development of MPI-49839, which is one of a new class of drug candidates for the treatment of AIDS. MPI-49839 has demonstrated strong anti-HIV activity and has been shown to be active against many of the drug resistant strains of HIV. MPI-49839 is in late-stage preclinical development in preparation for human clinical testing in the future.

On January 8, 2007 we announced the results of our human clinical trial of MPC-7869 (R-flurbiprofen) in prostate cancer. The clinical trial was designed to evaluate the safety of MPC-7869 and to consider its potential efficacy in slowing the rate of progression of prostate cancer among 246 patients with advanced disease. The primary clinical endpoint of the trial was the time to systemic disease progression. Statistical significance was not achieved for the endpoint, and therefore we do not intend to pursue further development of this compound in cancer. Instead we will continue to concentrate our efforts on the compound’s demonstrated activity in Alzheimer’s disease. The study showed no significant differences in either adverse events or serious adverse events between the placebo and drug-treated arms. The study showed that MPC-7869 was well tolerated over long-term administration in an elderly population, confirming the data from previous studies.

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

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our molecular diagnostic business, and continuing our research and development efforts. We have three reportable operating segments: (1) research, (2) molecular diagnostics, and (3) drug development. See Note 5 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments. Our revenues have consisted primarily of sales of molecular diagnostic products and research payments. We have yet to attain profitability and, for the three and six months ended December 31, 2006, we had net losses of $8.8 million and $21.2 million, respectively. As of December 31, 2006 we had an accumulated deficit of $238.7 million.

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

Results of Operations for the Three Months Ended December 31, 2006 and 2005

Molecular diagnostic revenue is comprised primarily of sales of our molecular diagnostic products. Molecular diagnostic revenue for the three months ended December 31, 2006 was $34.2 million compared to $23.4 million for the same three months in 2005, an increase of 46%. Increased sales, marketing, and education efforts have resulted in wider acceptance of our products by the medical community and increased revenue for the three months ended December 31, 2006. There can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Research revenue is comprised of research payments received pursuant to collaborative agreements. Research revenue for the three months ended December 31, 2006 was $3.0 million compared to $3.9 million for the same three months in 2005. This 25% decrease in research revenue is primarily attributable to the successful completion of a research collaboration in the prior year quarter. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately.

Molecular diagnostic cost of revenue for the three months ended December 31, 2006 was $7.5 million compared to $6.3 million for the same three months in 2005. This increase of 20% in molecular diagnostic cost of revenue is primarily due to the 46% increase in molecular diagnostic revenues for the three months ended December 31, 2006 compared to the same three months in 2005. Our gross profit margin was 78% for the three months ended December 31, 2006 compared to 73% for the same three months in 2005. This increase in gross profit margins is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will increase and we expect that our gross profit margins will fluctuate from quarter to quarter based on the introduction of new technology and operating systems in our molecular diagnostic laboratory.

Research and development expenses for the three months ended December 31, 2006 were $24.8 million compared to $19.0 million for the same three months in 2005. This increase of 30% was primarily due to increased costs associated with our ongoing clinical trials, which added approximately $7.0 million to our research and development costs for the three months ended December 31, 2006 compared to the same three months in 2005. Decreased costs from the successful completion of a research collaboration in the prior year quarter reduced our research and development costs approximately $1.2 million for the three months ended December 31, 2006 compared to the same three months in 2005. We expect to incur additional increases in our research and development expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Flurizan and Azixa, advance our other product candidates into clinical trials, and expand our research and development activities. We expect that these expenses will continue to fluctuate from quarter to quarter based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, executive, legal, finance and accounting, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended December 31, 2006 were $16.2 million compared to $11.6 million for the same three months in 2005. This increase of 39% was partially attributable to sales and marketing commissions incurred to support the 46% growth in our molecular diagnostic business, which resulted in an increase of $2.0 million compared to the prior year quarter. Increases in costs to support growth in our molecular diagnostic business and therapeutic development efforts resulted in an increase of approximately $2.6 million to our selling, general, and administrative expense for the three months ended December 31, 2006 compared to the same three months in 2005. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Results of Operations for the Six Months Ended December 31, 2006 and 2005

Molecular diagnostic revenue for the six months ended December 31, 2006 was $65.0 million compared to $44.9 million for the same six months in 2005, an increase of 45%. Increased sales, marketing, and education efforts have resulted in wider acceptance of our products by the medical community and increased revenue for the six months ended December 31, 2006. There can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Research revenue for the six months ended December 31, 2006 was $5.7 million compared to $7.5 million for the same six months in 2005. This 25% decrease in research revenue is primarily attributable to the successful completion of two research collaborations in the prior year period.

Molecular diagnostic cost of revenue for the six months ended December 31, 2006 was $15.6 million compared to $12.1 million for the same six months in 2005. This increase of 29% in molecular diagnostic cost of revenue is primarily due to the 45% increase in molecular diagnostic revenues for the six months ended December 31, 2006 compared to the same six months in 2005. Our gross profit margin was 76% for the six months ended December 31, 2006 compared to 73% for the same six months in 2005.

Research and development expenses for the six months ended December 31, 2006 were $51.1 million compared to $37.5 million for the same six months in 2005. This increase of 36% was primarily due to increased costs associated with our ongoing clinical trials as well as increased costs associated with our drug discovery and drug development programs. These increases added approximately $16.6 million to our research and development costs for the six months ended December 31, 2006 compared to the same six months in 2005. Decreased costs from the successful completion of two research collaborations in the prior year reduced our research and development costs approximately $3.0 million for the six months ended December 31, 2006 compared to the same six months in 2005. We expect to incur additional increases in our research and development expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Flurizan and Azixa, advance our other product candidates into clinical trials, and expand our research and development activities.

Selling, general and administrative expenses for the six months ended December 31, 2006 were $30.3 million compared to $22.5 million for the same three months in 2005. This increase of 34% was partially attributable to sales and marketing commissions incurred to support the 45% growth in our molecular diagnostic business, which resulted in an increase of $3.0 million for the six months ended December 31, 2006 compared to the same six months in 2005. General increases in costs to support growth in our molecular diagnostic business and therapeutic development efforts resulted in an increase of approximately $4.8 million to our selling, general, and administrative expense for the six months ended December 31, 2006 compared to the same six months in 2005.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $24.2 million, or 11%, from $227.7 million at June 30, 2006 to $203.5 million at December 31, 2006. This decrease is primarily attributable to expenditures for our ongoing clinical trials, internal research and drug development programs, acquisition of capital assets, and other expenditures incurred in the ordinary course of business.

These expenditures were partially offset by cash generated from our molecular diagnostic revenue and, to a lesser extent, proceeds from the exercise of stock options and sales of our common stock under our Employee Stock Purchase Plan.

Due to increases in interest rates, interest income for the three and six months ended December 31, 2006 was $2.6 million and $5.2 million, compared to $1.6 million and $2.5 million for the same three and six months in 2005.

Net cash used in operating activities was $21.2 million during the six months ended December 31, 2006 compared to $17.9 million used in operating activities during the same six months in 2005. Trade accounts receivable increased $5.5 million between June 30, 2006 and December 31, 2006, primarily due to increases in molecular diagnostic sales during the same period. Accounts payable increased by $3.4 million between June 30, 2006 and December 31, 2006, primarily due to amounts due for lab supplies, equipment, and amounts related to our clinical trials. Accrued liabilities decreased by $4.1 million between June 30, 2006 and December 31, 2006, primarily due to payments made for amounts accrued for our clinical trials.

Our investing activities provided cash of $4.7 million during the six months ended December 31, 2006 and used cash of $55.7 million during the same three months in 2005. Investing activities were comprised primarily of purchases and maturities of marketable investment securities and capital expenditures for research equipment. Investing activities in the prior year were significantly higher due to the purchase of marketable investment securities following the receipt of $139.7 million in net proceeds from the public offering of our common stock in November 2005.

Financing activities provided cash of $3.7 million during the six months ended December 31, 2006 and provided cash of $142.6 million in the same six months in 2005. During the six months ended December 31, 2006 we received $3.7 million from the exercise of stock options and sales of our common stock under our Employee Stock Purchase Plan. Financing activities in the prior year were significantly higher due to the receipt of $139.7 million in net proceeds from the public offering of our common stock in November 2005.

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

We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	the progress and results of our two current Phase 3 clinical trials of Flurizan for the treatment of Alzheimer’s disease and any additional trials that may be required by the FDA or that we may initiate on our own;

•	the progress and results of our planned Phase 2 clinical trials of Azixa for the treatment of cancer and any additional trials that may be required by the FDA or that we may initiate based on the Phase 2 results;

•	the progress and results of our Phase 1 clinical trials for MPC-2130 and MPC-0920 and any future trials that may be required by the FDA or that we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Flurizan, Azixa, MPC-2130, MPC-0920, and any other preclinical drug candidates that progress to clinical trials;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing capacities if any of our drug candidates is approved;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the progress, results and cost of developing personalized medicine products and additional molecular diagnostic products for our molecular diagnostic business;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt and amount of sales or royalties, if any, from Flurizan, Azixa, MPC-2130, MPC-0920, and any other drug candidates.

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of December 31, 2006, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

On November 16, 2006, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). A quorum of 35,235,035 shares of Common Stock of the Company (of a total of 39,734,460 shares outstanding as of the record date, or 88.68%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1.	To elect two members to the Board of Directors to serve three-year terms until the 2009 Annual Meeting and until their successors are duly elected and qualified. The nominees for Director were Robert S. Attiyeh and John T. Henderson, M.D.

2.	To approve a proposed amendment to the Company’s 2003 Employee, Director and Consultant Stock Option Plan to increase by 1,500,000 the number of shares of our common stock available for issuance under this plan.

3.	To approve a proposed amendment to our Employee Stock Purchase Plan to increase the number of shares of our common stock available for issuance under this plan by 400,000 shares.

4.	To ratify the selection of Ernst and Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:

	FOR	WITHHELD
Robert S. Attiyeh	34,681,503	553,532
John T. Henderson, M.D.	33,048,439	2,186,596

Immediately following the Annual Meeting Peter D. Meldrum, Mark H. Skolnick, Ph.D., and Linda S. Wilson, Ph.D. continued to serve as Directors for terms expiring at the 2007 Annual Meeting, and Walter Gilbert, Ph.D., Arthur H. Hayes, Jr., M.D., and Dennis H. Langer, M.D., J.D. continued to serve as Directors for terms expiring at the 2008 Annual Meeting, and until their respective successors are duly elected and qualified, or until their earliest death, resignation, retirement or removal.

Proposal 2:

For	18,944,632
Against	7,336,566
Abstain	1,298,554
Broker Non-vote	7,655,283

Proposal 3:

For	22,259,151
Against	4,253,531
Abstain	1,067,070
Broker Non-vote	7,655,283

Proposal 4:

For	35,151,887
Against	62,218
Abstain	20,930
Broker Non-vote	—

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

10.1	Executive Retention Agreement

10.2	Myriad Genetics, Inc. 2003 Employee, Director and Consultant Stock Option Plan, as amended (previously filed and incorporated herein by reference from the Current Report on Form 8-K filed on November 20, 2006).

10.3	Myriad Genetics, Inc. Employee Stock Purchase Plan, as amended (previously filed and incorporated herein by reference from the Current Report on Form 8-K filed on November 20, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 6, 2007	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: February 6, 2007	By:	/s/ Jay M. Moyes
Jay M. Moyes
Chief Financial Officer
(Principal financial and chief accounting officer)