Form 10-Q
period 2007-03-31
MYRIAD GENETICS INC
filed 2007-05-01
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 26, 2007 the registrant had 43,048,942 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)	Mar. 31, 2007	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$194,871	$98,573
Marketable investment securities	109,476	129,171
Prepaid expenses	2,788	2,326
Trade accounts receivable, less allowance for doubtful accounts of $2,350 at Mar. 31, 2007 and $1,795 at June 30, 2006	25,461	20,820
Other receivables	2,130	1,397

Total current assets	334,726	252,287

Equipment and leasehold improvements:
Equipment	52,519	47,255
Leasehold improvements	9,821	8,331

	62,340	55,586
Less accumulated depreciation and amortization	38,971	35,757

Net equipment and leasehold improvements	23,369	19,829

Other assets	4,054	4,487

	$362,149	$276,603

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,998	$11,804
Accrued liabilities	11,555	14,901
Deferred revenue	407	117

Total current liabilities	22,960	26,822

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; issued and outstanding 43,034 at Mar. 31, 2007 and 39,683 at June 30, 2006	430	397
Additional paid-in capital	583,488	467,568
Accumulated other comprehensive loss	(133)	(746)
Accumulated deficit	(244,596)	(217,438)

Total stockholders’ equity	339,189	249,781

	$362,149	$276,603

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Mar. 31, 2007	Mar. 31, 2006	Mar. 31, 2007	Mar. 31, 2006
Revenues:
Molecular diagnostic revenue	$37,991	$26,867	$103,017	$71,788
Research revenue	2,979	2,942	8,631	10,466

Total revenues	40,970	29,809	111,648	82,254

Costs and expenses:
Molecular diagnostic cost of revenue	7,577	7,505	23,211	19,581
Research and development expense	23,418	21,967	74,533	59,463
Selling, general and administrative expense	19,067	12,291	49,365	34,818

Total costs and expenses	50,062	41,763	147,109	113,862

Operating loss	(9,092)	(11,954)	(35,461)	(31,608)

Other income (expense):
Interest income	3,123	2,407	8,298	4,867
Other	32	(24)	5	(24)

	3,155	2,383	8,303	4,843

Net loss	$(5,937)	$(9,571)	$(27,158)	$(26,765)

Basic and diluted loss per share	$(0.14)	$(0.24)	$(0.67)	$(0.76)

Basic and diluted weighted average shares outstanding	41,503	39,232	40,329	35,192

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	Mar. 31, 2007	Mar. 31, 2006
Cash flows from operating activities:
Net loss	$(27,158)	$(26,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,536	5,051
Loss (gain) on disposition of assets	(5)	24
Bad debt expense	3,840	1,625
Share-based compensation expense	5,220	1,616
Changes in operating assets:
Prepaid expenses	(462)	234
Trade accounts receivable	(8,481)	(4,903)
Other receivables	(733)	71
Accounts payable	(806)	(1,405)
Accrued liabilities	(3,346)	(137)
Deferred revenue	290	(150)

Net cash used in operating activities	(26,105)	(24,739)

Cash flows from investing activities:
Capital expenditures	(8,658)	(5,846)
Sales (purchases) of other assets	20	(100)
Purchases of marketable investment securities	(90,698)	(115,754)
Proceeds from maturities of marketable investment securities	111,006	56,957

Net cash provided by (used in) investing activities	11,670	(64,743)

Cash flows from financing activities:
Net proceeds from public offering of common stock	105,282	139,739
Net proceeds from common stock issued under share-based compensation plans	5,451	6,641

Net cash provided by financing activities	110,733	146,380

Net increase in cash and cash equivalents	96,298	56,898
Cash and cash equivalents at beginning of period	98,573	49,509

Cash and cash equivalents at end of period	$194,871	$106,407

See accompanying notes to condensed consolidated financial statements (Unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. Operating results for the three and nine months ended March 31, 2007 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

In 2003, the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan (the 2003 Plan), as amended most recently in November 2006, under which 5.4 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan.

The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over four years and expire ten years from the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock at the date of grant. During the three and nine months ended March 31, 2007 the Company granted 607,390 and 1,326,010 options under the 2003 Plan, respectively. The Company also has an Employee Stock Purchase Plan under which a maximum of 1,000,000 shares of common stock may be purchased by eligible employees. During the three and nine months ended March 31, 2007, the Company issued 43,789 shares of common stock under the Employee Stock Purchase Plan.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period.

Share-based compensation expense included in the consolidated statements of operations for the three and nine months ended March 31, 2007 was approximately $2.1 million and $5.2 million, respectively. Share-based compensation expense included in the consolidated statements of operations for the three and nine months ended March 31, 2006 was approximately $887,000 and $1,616,000 respectively. As of March 31, 2007, there was approximately $24.7 million of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 3.1 years.

(3)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
	2007	2006	2007	2006
Net loss	$(5,937)	$(9,571)	$(27,158)	$(26,765)
Unrealized gain (loss) on available-for-sale securities	148	(66)	613	(204)

Comprehensive loss	$(5,789)	$(9,637)	$(26,545)	$(26,969)

(4)	Loss Per Common Share

As of March 31, 2007 and 2006, there were outstanding antidilutive common stock equivalents of 8,871,200 and 8,271,460, respectively. Because the computation of diluted loss per share does not include common stock equivalents that would have an antidilutive effect, the Company’s calculation of the weighted average common shares outstanding utilized to calculate loss per common share was the same for both the basic and diluted calculation. These common stock equivalents may be dilutive to future basic and diluted earnings per share.

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

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(in thousands)	Research	Molecular diagnostics	Drug development	Total
Three months ended Mar. 31, 2007:
Revenues	$2,979	$37,991	$—	$40,970
Depreciation and amortization	645	656	654	1,955
Segment operating income (loss)	(5,140)	16,212	(20,164)	(9,092)

Three months ended Mar. 31, 2006:
Revenues	2,942	26,867	—	29,809
Depreciation and amortization	651	529	536	1,716
Segment operating income (loss)	(4,744)	9,608	(16,818)	(11,954)

Nine months ended Mar. 31, 2007:
Revenues	8,631	103,017	—	111,648
Depreciation and amortization	1,975	1,715	1,846	5,536
Segment operating income (loss)	(15,568)	44,285	(64,178)	(35,461)

Nine months ended Mar. 31, 2006:
Revenues	10,466	71,788	—	82,254
Depreciation and amortization	1,947	1,577	1,527	5,051
Segment operating income (loss)	(11,005)	23,527	(44,130)	(31,608)

	Three Months Ended Mar. 31,		Nine Months Ended Mar. 31,
(in thousands)	2007	2006	2007	2006
Total operating loss for reportable segments	$(9,092)	$(11,954)	$(35,461)	$(31,608)
Interest income	3,123	2,407	8,298	4,867
Other	32	(24)	5	(24)

Net loss	$(5,937)	$(9,571)	$(27,158)	$(26,765)

(6)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (SFAS 159) The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 159 is not expected to have a material effect on our consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

(7)	Public Offering of Common Stock

In February 2007, the Company received $105.3 million in net proceeds from an underwritten public offering of three million shares of common stock pursuant to the Company’s outstanding shelf registration on Form S-3 (Registration No. 333-123914). The Company has approximately $43.4 million of securities available for sale under the shelf registration statement.

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

Our molecular diagnostic business encompasses efforts in both predictive medicine and personalized medicine. Predictive medicine analyzes genes and their mutations to assess an individual’s risk for developing disease later in life. Personalized medicine analyzes genes and their mutations to assess a patient’s risk of disease progression, disease recurrence, and drug response and toxicity. To date we have launched four commercial molecular diagnostic products. We market these products through our own 140-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenue was $38.0 million and $103.0 million for the three and nine months ended March 31, 2007, respectively, representing increases of 41% and 44% over revenues of $26.9 million and $71.8 million for the same periods in the prior year. Our current commercial molecular diagnostic products are described below:

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

We currently have four proprietary drug candidates in six human clinical trials, and a number of other promising drug candidates are in late-stage preclinical development. Our most advanced drug development programs are described below:

•

Flurizan™ (tarenflurbil): drug candidate for Alzheimer’s disease. Flurizan, our lead therapeutic candidate for the treatment of Alzheimer’s disease, is the first in a new class of drug candidates known as Selective Amyloid Beta Lowering Agents, or SALAs. We have initiated two Phase 3 clinical trials in patients with mild Alzheimer’s disease. The first Phase 3 trial is a two-arm study (800 mg twice daily and placebo) which has completed enrollment of 1,684 patients in 130 centers in the United States and is designed to assess the ability of Flurizan to reduce the rate of cognitive decline and decline in activities of daily living over an 18-month period. The second Phase 3 trial is also a two-arm study (800 mg twice daily and placebo) which has completed enrollment of 840 patients in 100 centers in Europe, Canada and the United States. This study is also designed to assess the ability of Flurizan to reduce the rate of cognitive decline and decline in overall function, such as judgment, problem-solving, behavior, and orientation over an 18-month period.

•

Azixa™: drug candidate for solid cancer tumors and brain metastases. Azixa is a novel, small-molecule tubulin inhibitor that has recently begun two Phase 2 human clinical trials. The first Phase 2 trial is designed to determine the safety profile of Azixa and the extent of its ability to improve the survival of patients with glioblastoma multiforme, the most common form of primary brain cancer. The trial will compare the survival of patients treated with Azixa to those treated with oxaliplatin, a chemotherapy drug, and to those treated with Azixa plus oxaliplatin. The second Phase 2 trial is designed to determine the safety profile of Azixa and the extent of its ability to improve the overall survival of patients with melanoma skin cancer with brain metastases. The trial will compare the survival of patients treated with Azixa to those treated with temozolomide, a chemotherapy drug, or the combination of Azixa plus temozolomide.

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

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our molecular diagnostic business, and continuing our research and development efforts. We have three reportable operating segments: (1) research, (2) molecular diagnostics, and (3) drug development. See Note 5 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments. Our revenues have consisted primarily of sales of molecular diagnostic products and research payments. We have yet to attain profitability and, for the three and nine months ended March 31, 2007, we had net losses of $5.9 million and $27.2 million, respectively. As of March 31, 2007 we had an accumulated deficit of $244.6 million.

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

Revenue Recognition. Molecular diagnostic revenue includes revenue from the sale of molecular diagnostic products and related marketing agreements. Molecular diagnostic revenue is recognized upon completion of the test or analysis and communication of results and when collectibility is reasonably assured.

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

Share-Based Payment Expense. Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (SFAS 123R) and Staff Accounting Bulletin No. 107 set accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and require us to recognize in our consolidated statements of operations the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Molecular diagnostic revenue is comprised primarily of sales of our four molecular diagnostic products. Molecular diagnostic revenue for the three months ended March 31, 2007 was $38.0 million compared to $26.9 million for the same three months in 2006, an increase of 41%. Increased sales, marketing, and education efforts have resulted in wider acceptance of our products by the medical community and increased testing volumes and revenue for the three months ended March 31, 2007. There can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Research revenue is comprised of research payments received pursuant to collaborative agreements. Research revenue for the three months ended March 31, 2007 was $3.0 million compared to $2.9 million for the same three months in 2006. This 1% increase in research revenue is primarily attributable to a new research collaboration and was offset by the successful completion of a research collaboration in the prior year quarter. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately. In the future we expect to continue to de-emphasize external collaborations and focus on the operation of our molecular diagnostic and drug development segments.

Molecular diagnostic cost of revenue for the three months ended March 31, 2007 was $7.6 million compared to $7.5 million for the same three months in 2006. This increase of 1% in molecular diagnostic cost of revenue is primarily due to the 41% increase in molecular diagnostic revenues for the three months ended March 31, 2007 compared to the same three months in 2006. Our gross profit margin was 80% for the three months ended March 31, 2007 compared to 72% for the same three months in 2006. This increase in gross profit margins is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase and we expect that our gross profit margins will fluctuate from quarter to quarter based on the introduction of new products as well as new technologies and operating systems in our molecular diagnostic laboratory.

Research and development expenses for the three months ended March 31, 2007 were $23.4 million compared to $22.0 million for the same three months in 2006. This increase of 7% was primarily due to increased costs associated with our ongoing clinical trials, which added approximately $2.0 million to our research and development costs for the three months ended March 31, 2007 compared to the prior year quarter. Increased costs associated with our drug discovery and drug development programs added approximately $1.4 million to our research and development costs for the three months ended March 31, 2007 compared to the prior year quarter. Decreased costs from the successful completion of a research collaboration in the prior year quarter reduced our research and development costs approximately $2.0 million for the three months ended March 31, 2007 compared to the prior year quarter. We expect to increase our research and development expenses over the next several years as we expand clinical trials and begin commercialization of our product candidates currently in clinical development, including Flurizan and Azixa, advance our other product candidates into clinical trials, and expand our research and development activities. We expect that these expenses will continue to fluctuate from quarter to quarter based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended March 31, 2007 were $19.1 million compared to $12.3 million for the same three months in 2006. This increase of 55% was partially attributable to increased sales and marketing commissions and headcount to support the 41% growth in our molecular diagnostic business, which resulted in an increase of $2.2 million compared to the prior year quarter. Marketing costs associated with the preparation of our upcoming direct-to-consumer advertising campaign resulted in an increase of $1.6 million compared to the prior year quarter. Increased non-cash expense under SFAS 123R associated with our stock option plan and Employee Stock Purchase Plan resulted in an increase of $0.7 million compared to the prior year quarter. General increases in costs to support growth in our molecular diagnostic business and therapeutic development efforts resulted in an increase of approximately $2.3 million to our selling, general, and administrative expense compared to the prior year quarter. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Results of Operations for the Nine Months Ended March 31, 2007 and 2006

Molecular diagnostic revenue for the nine months ended March 31, 2007 was $103.0 million compared to $71.8 million for the same nine months in 2006, an increase of 44%. Increased sales, marketing, and education efforts have resulted in wider acceptance of our products by the medical community and increased testing volumes and revenue for the nine months ended March 31, 2007. There can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Research revenue for the nine months ended March 31, 2007 was $8.6 million compared to $10.5 million for the same nine months in 2006. This 18% decrease in research revenue is primarily attributable to the successful completion of two research collaborations in the prior year period and was partially offset by the initiation of a new collaboration in the current fiscal year.

Molecular diagnostic cost of revenue for the nine months ended March 31, 2007 was $23.2 million compared to $19.6 million for the same nine months in 2006. This increase of 19% in molecular diagnostic cost of revenue is primarily due to the 44% increase in molecular diagnostic revenues for the nine months ended March 31, 2007 compared to the same nine months in 2006. Our gross profit margin was 77% for the nine months ended March 31, 2007 compared to 73% for the same nine months in 2006.

Research and development expenses for the nine months ended March 31, 2007 were $74.5 million compared to $59.5 million for the same nine months in 2006. This increase of 25% was primarily due to increased costs associated with our ongoing clinical trials as well as increased costs associated with our drug discovery and drug development programs. These increases added approximately $20.0 million to our research and development costs for the nine months ended March 31, 2007 compared to the same nine months in 2006. Decreased costs from the successful completion of two research collaborations in the prior year reduced our research and development costs approximately $5.0 million for the nine months ended March 31, 2007 compared to the same nine months in 2006.

Selling, general and administrative expenses for the nine months ended March 31, 2007 were $49.4 million compared to $34.8 million for the same three months in 2006. This increase of 42% was partially attributable to increased sales and marketing commissions and headcount to support the 44% growth in our molecular diagnostic business, which resulted in an increase of $5.0 million compared to the prior year. Marketing costs associated with the preparation of our upcoming direct-to-consumer advertising campaign resulted in an increase of $1.7 million compared to the prior year. Increased non-cash expense under SFAS 123R associated with our stock option plan and Employee Stock Purchase Plan resulted in an increase of $2.1 million compared to the prior year. General increases in costs to support growth in our molecular diagnostic business and therapeutic development efforts resulted in an increase of approximately $5.8 million to our selling, general, and administrative expense compared to the prior year quarter.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $76.6 million, or 34%, from $227.7 million at June 30, 2006 to $304.3 million at March 31, 2007. This increase is primarily attributable to the public offering of $105.3 million (net proceeds) of our common stock in February

2007, cash generated from our molecular diagnostic revenue and, to a lesser extent, proceeds from the exercise of stock options and sales of our common stock under our Employee Stock Purchase Plan. This increase was partially offset by expenditures for our ongoing clinical trials, internal research and drug development programs, acquisition of capital assets, and other expenditures incurred in the ordinary course of business.

Due primarily to increases in cash, cash equivalents, and marketable investment securities, interest income for the three and nine months ended March 31, 2007 was $3.1 million and $8.3 million, compared to $2.4 million and $4.9 million for the same three and nine months in 2006.

Net cash used in operating activities was $26.1 million during the nine months ended March 31, 2007 compared to $24.7 million used in operating activities during the same nine months in 2006. Trade accounts receivable increased $8.5 million between June 30, 2006 and March 31, 2007, primarily due to increases in molecular diagnostic sales during the same period. Accrued liabilities decreased by $3.3 million between June 30, 2006 and March 31, 2007, primarily due to payments made for amounts accrued for our clinical trials.

Our investing activities provided cash of $11.7 million during the nine months ended March 31, 2007 and used cash of $64.7 million during the same nine months in 2006. Investing activities were comprised primarily of purchases and maturities of marketable investment securities and capital expenditures for research equipment. Investing activities in both years were high due to the purchases and maturities of marketable investment securities following the receipt of $105.3 million and $139.7 million in net proceeds from the public offering of our common stock in February 2007 and November 2005, respectively.

Financing activities provided cash of $110.7 million during the nine months ended March 31, 2007 and provided cash of $146.4 million in the same nine months in 2006. During the nine months ended March 31, 2007 we received $5.5 million from the exercise of stock options and sales of our common stock under our Employee Stock Purchase Plan. Financing activities included the receipt of $105.3 million and $139.7 million in net proceeds from the public offering of our common stock in February 2007 and November 2005, respectively.

We have an effective shelf registration statement on Form S-3 (Registration No. 333-123914) on file with the Securities and Exchange Commission. We have approximately $43.4 million of various types of securities available for sale under this registration statement. Because of our significant long-term capital requirements, we may access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at such time.

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

•

the progress and results of our two current Phase 2 clinical trials of Azixa for the treatment of cancer and any additional trials that may be required by the FDA or that we may initiate based on the Phase 2 results;

•	the progress and results of our Phase 1 clinical trials for MPC-2130 and MPC-0920 and any future trials that may be required by the FDA or that we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Flurizan, Azixa, MPC-2130, MPC-0920, and any other preclinical drug candidates that may progress to clinical trials;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing capacities if any of our drug candidates is approved;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the progress, results and cost of developing additional molecular diagnostic products for our molecular diagnostic business;

•	the costs, timing and results of launching new molecular diagnostic products;

•	the costs, timing and outcome of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt and amount of sales or royalties, if any, from Flurizan, Azixa, MPC-2130, MPC-0920, and any other drug candidates.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: our inability to further identify, develop and achieve commercial success for new products and technologies; our ability to discover drugs that are safer and more efficacious than our competitors; our ability to develop molecular diagnostic products that help assess which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; the risk that clinical trials will not be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2006, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of March 31, 2007, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

MYRIAD GENETICS, INC.

Date: May 1, 2007	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: May 1, 2007	By:	/s/ Jay M. Moyes
Jay M. Moyes
Chief Financial Officer
(Principal financial and chief accounting officer)