Form 10-K
period 2007-06-30
MYRIAD GENETICS INC
filed 2007-08-29
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-26642

MYRIAD GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0494517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Wakara Way, Salt Lake City, UT	84108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 584-3600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,218,434,819.

As of August 24, 2007 the registrant had 43,554,443 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007.

PART I

Item 1.	BUSINESS

Overview

We are a leading biotechnology company focused on the development and marketing of novel therapeutic and molecular diagnostic products. We employ a number of proprietary technologies that permit us to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease. We use this information to guide the development of new healthcare products that are designed to treat disease and assess a person’s risk of disease later in life.

We believe that the future of medicine lies in the creation of new classes of drugs that treat the underlying cause, not just the symptoms, of disease and that may be useful in disease prevention. By understanding the genetic basis of disease, we believe we will be able to develop drugs that are more effective and have fewer side effects. In addition, we believe that advances in the emerging field of molecular diagnostics will improve our ability to determine which patients are subject to a greater risk of developing disease and who therefore would benefit from preventive therapies. Molecular diagnostic products may also guide a patient’s healthcare to insure the patient receives the most appropriate drug at the optimal dose.

Understanding the cause of disease at the molecular level can be very useful in determining how best to treat the disease. Historically, technologies used to discover pharmaceutical products that treat the symptoms of diseases have been less effective against complex diseases that arise through a combination of genetic and environmental factors, such as cancer and Alzheimer’s disease. To treat complex diseases effectively it is important to understand the function of genes and their proteins, how the disruption of important biological pathways can lead to disease, and the optimal point of therapeutic intervention in the pathway so that drugs may be developed to prevent, modify, or halt disease progression. As we learn more about the genetic basis of disease, we believe that we may be able to develop drugs that are more effective and have fewer side effects.

Our molecular diagnostic business focuses on the analysis of genes and their alterations to assess an individual’s risk for developing disease later in life (predictive medicine) and to assess a patient’s risk of disease progression, disease recurrence, drug toxicity, and drug response (personalized medicine). To date we have launched five commercial molecular diagnostic products, including both predictive medicine and personalized medicine products. We market these products through our own 190-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenue was $145.3 million for the year ended June 30, 2007, an increase of 44% over the prior fiscal year.

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

We currently have four proprietary drug candidates in seven clinical trials, and a number of other promising drug candidates that are in late-stage preclinical development. Our major drug development programs include Flurizan™ for the treatment of Alzheimer’s disease, Azixa™ for the treatment of primary and metastatic brain tumors, MPC-2130 for the treatment of hematologic cancers, MPC-0920 for the treatment of thrombosis, and Vivecon™ for the treatment of AIDS.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our molecular diagnostic business, and continuing our research and development efforts. Our revenues for the fiscal year ended June 30, 2007 consisted primarily of sales of molecular diagnostic products (92%) and research payments (8%). We have yet to attain profitability and, for the year ended June 30, 2007, we had a net loss of $35.0 million. As of June 30, 2007 we had an accumulated deficit of $252.4 million.

We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuing conduct of clinical trials, the launch of new molecular diagnostic products, the continuation of our internal research and development programs, and the expansion of our facilities. We incurred research and development expenses of $100.7 million, $83.8 million, and $59.2 million for the years ended June 30, 2007, 2006, and 2005, respectively. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and molecular diagnostic businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Our Business Strategy

Our business strategy is to understand the relationship between genes, proteins and human diseases in order to develop the next generation of therapeutic and molecular diagnostic products. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these genes, proteins, and pathways will enable us to develop novel therapeutic and molecular diagnostic products. Our business strategy includes the following key elements:

•

Discover important disease genes, understand their function and determine their role in human disease. We will continue to use our proprietary technologies, including our bioinformatics and robotic technologies, in an effort to efficiently discover important genes and proteins and to understand their role in human disease. These technologies enable us to go beyond a single gene, protein or drug target and explore a large number of potential drug targets involved in a disease pathway. We also use proprietary gene expression and DNA analysis technologies to identify genetic abnormalities that contribute to the disease process. We believe these technologies provide us with a significant competitive advantage and numerous product opportunities.

•

Grow and expand our molecular diagnostic business. We will continue to seek to increase the domestic and foreign market penetration of our existing molecular diagnostic products. Additionally, we will pursue new product opportunities in both the areas of predictive medicine and personalized medicine to capitalize on our leadership position. We believe that molecular diagnostics will play an increasingly important role in the management of a patient’s healthcare. By understanding each patient’s different genetic make-up, predictive medicine may assist physicians in prescribing appropriate prophylactic therapies to those patients at greatest risk for disease. Personalized medicine may assist physicians in selecting the most appropriate therapy for a particular patient following diagnosis.

•

Develop and commercialize therapeutic products. We will continue to employ our assay development and high-throughput screening technologies in an effort to rapidly identify lead compounds for potential drug development. We intend to take selected drug candidates, particularly in the areas of cancer, Alzheimer’s disease and viral diseases, through the clinical development process independently. We are focusing on these indications due to the large unmet medical need for effective and less toxic drugs. If any of our drug candidates receives regulatory approval, we intend to build a commercial operation focused on promoting that drug to specialist physicians. To address general practitioners and primary care physicians, we would likely seek a strategic marketing relationship with a large pharmaceutical company or other third party. In addition, we hope to be able to leverage the expertise of our existing oncology sales force in the marketing of novel cancer therapies.

•

Acquire promising drug candidates and biomarkers/genes from other organizations. We intend to continue to take advantage of in-licensing opportunities to augment our in-house product development programs. We recognize that we cannot meet all of our research discovery needs internally and can benefit from the research performed by other organizations. We hope to leverage our financial strength and product development expertise to acquire new product opportunities in our therapeutic and molecular diagnostic areas of focus.

Molecular Diagnostic Products

Molecular diagnostic products analyze genes and their mutations to assess an individual’s risk for developing disease later in life, as well as a patient’s risk of disease progression, disease recurrence, drug toxicity, and drug response. Armed with this risk assessment information, individuals can take action to prevent or delay the onset of disease and physicians can insure that patients receive the most appropriate healthcare for the treatment of their disease.

To date, we have launched five commercial molecular diagnostic products. We market these products through our own 190-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenues were $145.3 million for the year ended June 30, 2007, an increase of 44% over the prior fiscal year. Our current commercial molecular diagnostic products are described below:

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

According to the American Cancer Society, in 2007 there will be approximately 200,000 women in the United States diagnosed with breast or ovarian cancer. This year in the United States an estimated 55,000 women will die from these cancers. The test is currently priced at $3,120 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have rights to 22 U.S. patents covering BRACAnalysis.

•

COLARIS®: molecular diagnostic product for colorectal cancer and uterine cancer. COLARIS is a comprehensive analysis of the MLH1, MSH2, and MSH6 genes for assessing a person’s risk of developing colorectal cancer or uterine cancer. Individuals who carry a deleterious mutation in one of the colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have a 60% lifetime chance of developing uterine cancer. Highly effective preventive measures for colon cancer include colonoscopy and the removal of precancerous polyps. Through proper application of screening and polyp removal, colon cancer is a preventable disease.

Colorectal cancer is the second leading cause of cancer deaths in the United States. According to the American Cancer Society, approximately 190,000 new cases of colorectal or uterine cancer will be diagnosed this year. Familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. The test is currently priced at $2,050 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have rights to eight U.S. patents covering COLARIS.

•

COLARIS AP®: molecular diagnostic product for colon cancer. COLARIS AP detects mutations in the APC and MYH genes, which cause a colon polyp-forming syndrome known as Familial Adenomatous Polyposis (FAP) and a more common variation of the syndrome known as attenuated FAP. Individuals who carry a deleterious mutation in the APC or MYH gene may have a greater than 90% lifetime risk of developing colon cancer. Effective preventive measures include colonoscopy and the removal of pre-cancerous polyps and prophylactic surgery. The test is currently priced at $1,795 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have rights to eight U.S. patents covering COLARIS AP.

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

According to the American Cancer Society, approximately 60,000 new cases of melanoma will be diagnosed in the United States in 2007. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. MELARIS is currently priced at $745 and is covered by certain health maintenance organizations and health insurance providers in the United States. We own or have rights to 10 U.S. patents covering MELARIS.

•

THERAGUIDE 5-FU™: molecular diagnostic product for chemotherapy toxicity. Announced in July 2007, THERAGUIDE 5-FU analyzes mutations in the DPYD gene and variations in the TYMS gene to assess patient risk of 5-FU toxicity and to help guide physician dosing decisions. Cancer patients who test positive for THERAGUIDE 5-FU have an increased risk of suffering toxicity from 5-FU chemotherapy and should be considered for other chemotherapy regimes or a reduced dose of 5-FU. There are approximately 500,000 5-FU prescriptions written each year in the United States and approximately 30% of patients on 5-FU will experience toxicity issues. 5-FU is widely prescribed for the treatment of colon, breast, skin, and head and neck cancers.

THERAGUIDE 5-FU is currently priced at $1,100 and we are in the process of obtaining insurance coverage. We have non-exclusive rights to three U.S. patents, and we own or have rights to two U.S. patent applications covering THERAGUIDE 5-FU.

Therapeutic Products in Development

We have developed and integrated a powerful set of technologies that enable us to identify drug targets. Each drug target is tested through high-throughput screening against our chemically diverse library, comprised of approximately 400,000 different small molecule compounds. Our staff of medicinal and analytical chemists develops analogs based on the original lead structure using molecular modeling and other techniques to increase the efficacy, improve the safety, increase the solubility, and increase the oral bioavailability of the lead compounds. Once a candidate drug has been selected, we assess its safety and efficacy in vivo and perform the necessary toxicology and pharmacokinetic analysis in preparation for submission of an Investigational New Drug, or IND, application.

We currently have four drug candidates in seven clinical trials and a number of drug candidates in late-stage preclinical development. Our most advanced drug development programs are described below:

•

Flurizan (tarenflurbil): drug candidate for Alzheimer’s disease. Flurizan, our lead therapeutic candidate for the treatment of Alzheimer’s disease, is the first in a new class of drug candidates known as Selective Amyloid Beta Lowering Agents, or SALAs. We have initiated two Phase 3 clinical trials in patients with mild Alzheimer’s disease. The first Phase 3 trial is a two-arm study (800 mg twice daily and placebo) which has completed enrollment of 1,684 patients in approximately 130 centers in the United States and is designed to assess the ability of Flurizan to reduce the rate of cognitive decline and decline in activities of daily living over an 18-month period. The second Phase 3 trial is also a two-arm study (800 mg twice daily and placebo) which has completed enrollment of 840 patients in approximately 100 centers in Europe, Canada and the United States. This study is also designed to assess the ability of Flurizan to reduce the rate of cognitive decline and decline in activities of daily living over an 18-month period.

Alzheimer’s disease is a degenerative neurological condition affecting up to 50% of all people aged 85 or older. According to the Alzheimer’s Association more than five million people in United States alone now have the disease. We own or have exclusive rights to three U.S. patents and 22 U.S. patent applications covering Flurizan for the treatment of Alzheimer’s disease.

•

Azixa: drug candidate for solid primary and metastatic brain tumors. Azixa is a novel, small-molecule vascular disruption agent and tubulin inhibitor that has recently begun three Phase 2 clinical trials. The first Phase 2 trial is designed to confirm the safety profile of Azixa and assess its ability to improve the overall survival of patients with glioblastoma multiforme, the most common form of primary brain cancer. The trial will compare the survival of patients treated with Azixa to those treated with oxaliplatin, a chemotherapy drug, and to those treated with Azixa plus oxaliplatin. The second and third Phase 2 trials are designed to confirm the safety profile of Azixa and assess its ability to improve the overall survival of patients with melanoma skin cancer with brain metastases and non-small cell lung cancer with brain metastases, respectively. The trials will compare the survival of patients treated with Azixa to those treated with temozolomide, a chemotherapy drug, or the combination of Azixa plus temozolomide.

Azixa has demonstrated the ability to effectively cross the blood-brain barrier and is not subject to multiple drug resistance. Azixa has shown activity in Phase 1 studies against brain metastases from lung, breast, colon, and skin (melanoma). According to the National Cancer Institute approximately 170,000 new cases of brain metastases will be diagnosed in the United States in 2007. We own or have exclusive rights to 16 U.S. patent applications covering Azixa.

•

MPC-2130: drug candidate for hematologic cancers. Our drug candidate MPC-2130, a novel apoptosis inducing small molecule, is in Phase 1 clinical testing. The testing is designed to evaluate the safety and pharmacokinetic profile of MPC-2130 in patients with hematologic (blood) cancers as well as refractory cancers that have progressed despite previous chemotherapy. In preclinical studies, MPC-2130 demonstrated cancer cell killing activity in ovarian cancer and prostate cancer as well as two lymphoma cell lines, Burkitt’s lymphoma and T-cell lymphoma. In addition, MPC-2130 is not subject to multiple drug resistance.

According to the American Cancer Society, approximately 115,000 Americans will be diagnosed with hematologic cancers in 2007. We own six U.S. patent applications covering MPC-2130.

•

MPC-0920: drug candidate for thrombosis. Our drug candidate MPC-0920, an orally available direct thrombin inhibitor, is in Phase 1 clinical testing. The testing uses an escalating dose regimen designed to evaluate the safety, pharmacokinetic, and pharmacodymanic profile of MPC-0920 in healthy volunteers. MPC-0920 has demonstrated characteristics that may offer improvements over traditional anticoagulants, which have limitations such as non-selectivity, inability to effect thrombin-bound fibrin, and drug and food interactions. We believe that deep-vein thrombosis and atrial fibrillation represent two potentially large markets, and our intentions are to partner MPC-0920 with a major pharmaceutical company. We own or have exclusive rights to two U.S. patents and one U.S. patent application covering MPC-0920.

•

Vivecon: preclinical drug candidate for AIDS. Vivecon, an orally available viral maturation inhibitor, is in late-stage preclinical development for the treatment of AIDS. Vivecon is one of a new class of drug candidates for the treatment of AIDS. Vivecon has demonstrated strong anti-HIV activity in the low nanomolar range and has been shown to be active against drug resistant strains of HIV.

According to the National Institute of Allergy and Infectious Diseases, or NIAID, it is estimated that approximately 40,000 new cases of AIDS will be diagnosed in the United States in 2007. According to the Centers for Disease Control and Prevention, approximately 900,000 Americans are living with HIV infection. We own or have exclusive rights to three U.S. patent applications covering Vivecon.

Patents and Proprietary Rights

We intend to seek patent protection in the United States and major foreign jurisdictions for genes, proteins, antibodies, drug targets, drug compounds, diagnostic markers, technologies, methods, processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We also rely upon trade secret rights to protect certain other technologies which may be used in discovering and characterizing new genes and proteins and which may be used in the development of novel therapeutic and molecular diagnostic products. However, any such patents may not issue, and the breadth or the degree of protection of any claims of such patents may not afford us with significant protection. To further protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection.

We own or have licensed rights to 292 issued patents as well as numerous patent applications in the United States and foreign countries. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed, or found unenforceable.

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

We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. These include some of our genomic, proteomic, RNA expression, DNA analysis, robotic and bioinformatic technologies. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or products after obtaining regulatory clearance, competitors may be able to market competing processes and products.

Others may obtain patents having claims which cover aspects of our products or processes which are necessary for or useful to the development, use or manufacture of our services or products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of potential therapeutic and molecular diagnostic products could be limited or prohibited.

License Agreements

We are a party to multiple license agreements which give us the rights to use certain technologies in our research, development, testing processes, and commercialization of products. We may not be able to continue to license these technologies on commercially reasonable terms, if at all. Additionally, patents underlying our license agreements may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our failure to maintain rights to this technology could have a material adverse effect on our business.

We entered into a license agreement with the University of Utah Research Foundation, or the University, for the exclusive rights to utilize certain intellectual property rights of the University, including issued patents that relate to the BRCA1 gene, on a world-wide basis. Under this license agreement we pay the University a royalty based on net sales of our BRACAnalysis molecular diagnostic products. This license agreement ends on the later of October 8, 2011 or the last to expire patent covered by the license agreement which presently is not anticipated to expire until April 2018.

We also entered into a license agreement with the University for the exclusive rights to utilize certain intellectual property rights of the University, including issued patents that relate to the BRCA2 gene, on a world-wide basis. Under this license agreement we pay the University a royalty based on net sales of our BRACAnalysis molecular diagnostic products. This license agreement ends on the later of November 23, 2014 or the last to expire patent covered by the license agreement which presently is not anticipated to expire until December 2015.

We entered into licensing agreements with The Trustees of the University of Pennsylvania, The Hospital for Sick Children and Endorecherche, Inc. (collectively referred to as the Licensors) for the exclusive rights to utilize certain intellectual property rights of the respective Licensors, including issued patents that relate to the BRCA2 gene, on a world-wide basis. Under these license agreements we pay these Licensors a royalty based on net sales of our BRACAnalysis molecular diagnostic products. Each of these license agreements ends on the last to expire patent covered by the respective license agreements which presently is not anticipated to expire until December 2015.

We entered into a license agreement with Encore Pharmaceuticals, Inc., or Encore, for the exclusive rights to utilize certain intellectual property rights of Encore, including issued patents that relate to Flurizan, on a world-wide basis. Under this license agreement we will pay Encore a royalty based on future net sales of Flurizan or any other product which utilizes Encore’s intellectual property rights licensed to us. The license agreement also provides for milestone payments based on the occurrence of certain events. This license agreement ends on the last to expire patent covered by the license agreement which presently is not anticipated to expire until March 2018.

We entered into a license agreement with Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (subsequently acquired by EpiCept Corporation and hereafter referred collectively to as EpiCept) for the exclusive rights to utilize certain intellectual property rights of EpiCept, including patents that relate to Azixa, on a world-wide basis. Under this license agreement we will pay EpiCept a royalty based on future net sales of Azixa or any other product which utilizes EpiCept’s intellectual property rights licensed to us. The license agreement also provides for milestone payments based on the occurrence of certain events. This license agreement ends on the later of ten years after the date of the first commercial sale of a licensed product or the last to expire patent covered by the license agreement which presently is not anticipated to expire until July 2024.

Competition

Competition is intense in our existing and potential markets. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical companies, diagnostic reference laboratories, biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We expect competition to intensify in our current fields as technical advances occur and become more widely known.

We expect to encounter significant competition with respect to any drugs that may be developed using our technologies. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of therapeutic products prior to us may achieve a significant competitive advantage. We may not be able to develop such products successfully and we may not obtain patents covering such products that provide protection against competitors. Moreover, competitors may succeed in developing therapeutic products that circumvent our products, and our competitors may succeed in developing technologies or products that are more effective than those we develop or that would render our technologies or products less competitive or obsolete.

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

Therapeutics. We intend to develop therapeutic products which will be subject to regulation by the Food and Drug Administration, or FDA, and foreign regulatory authorities and require approval before they may be clinically tested and commercially marketed for human therapeutic use in the United States and other countries. The precise regulatory requirements with which we will have to comply are undergoing periodic revisions and refinement.

The steps required before a therapeutic product may be marketed in the United States are numerous and include, but are not limited to:

•	completion of preclinical laboratory tests, animal studies, chemical process development, and formulation studies;

•	the submission to the FDA of an IND, which must become effective before clinical trials may commence;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use;

•	the submission of a New Drug Application, or NDA, to the FDA; and

•	FDA approval of the NDA, including approval of all product labeling and initial advertising.

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

Molecular diagnostics. We are subject to governmental regulation at the federal, state, and local levels as a clinical laboratory. The Clinical Laboratory Improvement Amendments, or CLIA, provide for the regulation of clinical laboratories by the Department of Health and Human Services, or HHS, and we are subject to HHS regulations, which mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test which is performed in a laboratory. CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis. We are CLIA certified and any change in CLIA or these regulations or in the interpretation thereof could have a material adverse effect on our business.

The FDA has regulatory responsibility over instruments, test kits, reagents and other medical devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA-certified laboratories. The FDA has indicated in the past that it intends to revisit its regulations on specific reagents, which are used in laboratory-developed tests, including laboratory developed genetic testing. Increased FDA regulation of these reagents could lead to increased costs and delays in introducing new tests and could result in our having to obtain clearance or approval for our tests as FDA-regulated medical devices.

In July 2007, the FDA issued draft guidance for a class of in vitro diagnostic devices known as In Vitro Diagnostic Multivariate Index Assays, or IVDMIAs. The guidance document details the FDA’s intention to regulate these types of devices. In this draft guidance, the FDA provides examples of devices that the FDA does not consider to meet the definition of IVDMIAs and that are outside the scope of its guidance document. One such category is genotype determination, which is the type of analysis performed for all our currently marketed products. Such genotype determination devices are not considered by the FDA to meet the definition of IVDMIAs and fall outside the scope of its guidance document.

Some states have implemented regulations concerning molecular diagnostic testing that require licensing or registration of general clinical laboratory activities. We believe that we have taken all steps required of us in such jurisdictions in order for us to conduct business in those jurisdictions. However, we may not be able to maintain state-level regulatory compliance in all states where we do and intend to do business. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business.

In 1996, Congress passed the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA, among other things, required HHS to issue regulations that are designed to improve the efficiency and effectiveness of the healthcare system by facilitating the transfer of health information along with protecting the confidentiality and security of health information. Specifically, Title II of HIPAA, the Administrative Simplification Act, contains four provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of data content, codes and formats used in healthcare transactions. We are currently subject to the HIPAA regulations and maintain an active program designed to address regulatory compliance issues. Penalties for non-compliance with HIPAA include both civil and criminal penalties. Violations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

The privacy regulations protect medical records and other personal health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. In addition to the federal privacy regulations, there are a number of state laws regarding the confidentiality of health information that are applicable to clinical laboratories. The penalties for violation of state privacy laws may vary widely and new privacy laws in this area are pending. We believe that we have taken the steps required of us to comply with health information privacy and confidentiality statutes and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

HHS has transactions and code sets regulations which establish standards for electronic transactions and for code sets to be used in those transactions. They also contain requirements concerning the use of these standards by health plans, healthcare clearinghouses, and certain healthcare providers. In addition, HHS has security regulations which establish standards for the security of electronic protected health information to be implemented by health plans, healthcare clearinghouse, and certain healthcare providers. We believe we have taken the steps required of us to comply with both the transaction and code sets as well as the security regulations. However, failure to maintain compliance with these regulations could result in civil and/or criminal penalties and could have a material adverse effect on our business.

Our business is also subject to regulation under state and federal laws regarding environmental protection and hazardous substances control, such as the Occupational Safety and Health Act, the Environmental Protection Act, and the Toxic Substance Control Act. We believe that we are in material compliance with these and other applicable laws and that the costs of our ongoing compliance will not have a material adverse effect on our business. However, statutes or regulations applicable to our business may be adopted which impose substantial additional costs to assure compliance or otherwise materially adversely affect our operations.

Reimbursement

Sales of therapeutic and molecular diagnostic products depend significantly on the availability of third-party reimbursement. To date, third-party payors have agreed to provide reimbursement for our molecular diagnostic products currently on the market and we anticipate that third-party payors will provide reimbursement for our therapeutic products. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The passage of the Medicare Prescription Drug and Modernization Act of 2003, or MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries which may affect the marketing of our products. Although the MMA has increased access to pharmaceuticals through implementation of Part D in 2006, this may lead to increased pressure on prices coming from the concentrated buying power of the Managed Care Organizations, or MCOs, that administer the Part D plans on behalf of Medicare beneficiaries. These MCOs, along with Pharmacy Benefit Managers, negotiate pricing discounts to secure formulary placement for the plan or for their employer clients. Failure to achieve favorable status or failure to be included in these formularies could have a materially adverse effect on our business. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors which could have a materially adverse effect on our business.

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

Available Information

We are a Delaware corporation with our principal executive offices located at 320 Wakara Way, Salt Lake City, Utah 84108. Our telephone number is (801) 584-3600 and our web site address is www.myriad.com. We make available free of charge through the Investor Relations section of our web site our Corporate Code of Conduct and Ethics, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

Human Resources

As of August 24, 2007, we had 848 full-time equivalent employees, including 97 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Item 1A.	RISK FACTORS

Risks Related to Our Business and Our Strategy

We are a company in the early stages of development and commercialization and may never achieve the goals of our business plan.

Although we have developed and marketed several molecular diagnostic products to date, we believe our future success is dependent upon our ability to successfully develop and commercialize additional molecular diagnostic products and our potential therapeutic products. All of our therapeutic products are still in development and many are still in the early stages of development. We have entered into two Phase 3 clinical trials for the evaluation of Flurizan, our lead therapeutic compound, for the treatment of Alzheimer’s disease. Our drug candidate Azixa is currently the subject of three Phase 2 clinical trials for metastatic brain cancer and advanced solid tumors. Our drug candidate MPC-2130 is currently the subject of a Phase 1 clinical trial for advance metastatic tumors or blood cancers as well as refractory cancer that has progressed despite previous chemotherapy. Our drug candidate MPC-0920 recently completed a Phase 1 clinical trial for the treatment of thrombosis. Other potential therapeutic products are in various stages of pre-clinical development. Any therapeutic products under development by us may take several more years to develop and must undergo extensive preclinical and clinical testing. Additionally, therapeutic products are subject to substantial regulatory review. We may be unable to discover or develop any therapeutic or additional predictive medicine products through the utilization of our technologies. Even if we develop products for commercial use, we may not be able to develop products that:

•	meet applicable regulatory standards, in a timely manner or at all;

•	successfully compete with other technologies and products;

•	avoid infringing the proprietary rights of others;

•	can be manufactured in sufficient quantities or at reasonable cost; or

•	can be successfully marketed.

We must generate significant revenue to achieve and maintain profitability. Even if we succeed in developing and commercializing one or more of our therapeutic drug candidates or any additional molecular diagnostic products, we may not be able to generate sufficient revenue and we may never be able to achieve or maintain profitability.

We depend heavily on the success of our lead product candidates, Flurizan and Azixa, which are still under development.

We have invested a significant portion of our resources in the development of Flurizan and Azixa. We anticipate that our future success will depend heavily on the successful development and commercialization of Flurizan for Alzheimer’s disease and Azixa for primary and metastatic brain tumors. The commercial success of these product candidates will depend on several factors, including the following:

•

successful completion of our two current Phase 3 clinical trials in Flurizan for the treatment of Alzheimer’s disease and any additional trials that may be required by the FDA or that we may initiate on our own;

•

successful completion of our three current Phase 2 clinical trials in Azixa for the treatment of primary and metastatic brain tumors, and any future trials we may conduct based on the results of the Phase 2 trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	if approved, the successful commercial launch of Flurizan or Azixa;

•	producing batches of the active pharmaceutical ingredient used in Flurizan or Azixa in commercial quantities through a validated process;

•	manufacturing and supplying Flurizan or Azixa in sufficient quantities to meet commercial demand; and

•	acceptance of Flurizan or Azixa or competitive products in the medical community and with third-party payors.

If we are not successful in developing or commercializing Flurizan or Azixa, or if we are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease drug development operations.

We have a history of operating losses and expect to continue to incur losses in the future.

We have a limited operating history and have experienced operating losses since our inception. We expect these losses to continue for the next several years, and we may never be profitable. For example, we experienced net losses of $35.0 million, $38.2 million, and $40.0 million for the years ended June 30, 2007, 2006, and 2005, respectively. We had an accumulated deficit of $252.4 million as of June 30, 2007. In order to develop and commercialize our products, we expect to incur significant increases in our expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Flurizan and Azixa, advance our other product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and engage in commercialization activities in anticipation of potential FDA and other foreign regulatory approvals of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Our ability to achieve profitability will depend upon numerous factors, including:

•	our ability to identify drug targets and lead compounds that may lead to future therapeutic products;

•	our ability to develop candidate drugs and receive required regulatory approvals;

•	our ability to obtain regulatory approval for and successfully commercialize our therapeutic products;

•	the approval and introduction of competitive products;

•	the willingness of third-party payors to provide full or even partial reimbursement coverage for our products;

•	our ability to develop a sales force and marketing team to market our therapeutic products; and

•	our ability to develop and successfully commercialize additional molecular diagnostic products.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which may not be available.

We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least the next two years. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective therapeutic and molecular diagnostic products. Our ongoing drug discovery programs and our efforts to develop therapeutic and molecular diagnostic products will require substantial cash resources. If, for example, we discover a new drug target with promising therapeutic properties, we would require funding in addition to our current operating plan to move the drug candidate into preclinical studies and clinical trials. Additionally, if a new disease gene is discovered through these efforts, we would require funds in addition to our current operating plan to demonstrate clinical utility and develop and launch a new molecular diagnostic product. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all.

Because of our potential long-term capital requirements, we may access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We have an effective shelf registration on file with the SEC pursuant to which up to $43.4 million of our securities remain available for sale at our discretion, subject to certain limitations under federal securities laws and the rules of the NASDAQ Global Select Market. In addition, under SEC rules, we currently qualify as a well-known seasoned issuer, or WKSI. Accordingly, while we are a WKSI, we can at any time file a registration statement registering additional securities which would become automatically effective upon filing. If additional funds are raised by issuing equity securities, existing shareholders may suffer significant dilution.

We have limited sources of revenue and if we are unable to secure additional funding, we will have to reduce or discontinue operations.

As of June 30, 2007, we had approximately $308.3 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2007 our revenues were approximately $157.1 million, and cash used in operating activities was approximately $25.9 million. Almost all of our revenues resulted from sales of our molecular diagnostic products and a small percentage of our revenue resulted from our research collaborations. To develop and bring new molecular diagnostic products to market and to develop and bring our therapeutic product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical testing and clinical trials. While we anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through the next two years, we may need or want to raise additional financing within this period of time. Our future capital requirements will depend on many factors that are currently unknown to us, including:

•

the progress and results of our current Phase 3 clinical trials of Flurizan for the treatment of Alzheimer’s disease and any additional trials that may be required by the FDA or that we may initiate on our own;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the progress and results of our Phase 2 clinical trials for Azixa, Phase 1 clinical trials for MPC-2130 and MPC-0920, and any future trials we may initiate based on the results of these trials;

•	the results of our preclinical studies and testing for our preclinical programs, and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Flurizan, Azixa, MPC-2130, MPC-0920, and any other preclinical drug candidates that progress to clinical trials;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the progress, results, and costs of developing additional molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and commercial manufacturing capacities if any of our drug candidates is approved;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt and amount of sales or royalties, if any, from Flurizan, Azixa, MPC-2130, MPC-0920, and any other drug candidates.

Additional funds may not be available when we need them on terms that are acceptable to us, if at all. If adequate funds are not available on a timely basis, we may be required to:

•	terminate or delay preclinical studies, clinical trials, regulatory approvals, or other development for one or more of our drug candidates or molecular diagnostic products;

•

delay our establishment of sales and marketing capabilities, commercial manufacturing capabilities, or other activities that may be necessary to commercialize our drug candidates or molecular diagnostic products;

•	curtail significant discovery and development programs that are designed to identify new drug candidates or new molecular diagnostic products; or

•	enter into strategic collaborations that we would otherwise not enter into on terms less favorable than we may otherwise obtain.

If we were successfully sued for product liability, we could face substantial liabilities that exceed our resources.

Our business exposes us to potential liability risks inherent in the testing, marketing and processing of molecular diagnostic products, including possible misdiagnoses. In addition, clinical trials or marketing of any potential therapeutic products may expose us to liability claims from the use of these therapeutic products. Although we are insured against such risks in amounts that we believe to be commercially reasonable, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

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

Our therapeutic candidates are subject to extensive regulation by the FDA and similar regulatory agencies in other countries relating to development, clinical trials, manufacturing and commercialization. In the U.S. and in many foreign jurisdictions, rigorous preclinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new therapeutic can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable and depends on many factors, including the complexity of the therapeutic candidate. Our clinical trials for Flurizan, Azixa, MPC-0920, and MPC-2130 have been studied in a relatively small number of patients. Early-stage clinical trials in small numbers of patients are often not predictive of results in later-stage clinical trials with a larger and more diverse patient population. Even therapeutic candidates with favorable results in late-stage pivotal clinical trials may fail to get approved for commercialization for many reasons, including:

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

We will only receive regulatory approval to commercialize a therapeutic candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency, in well-designed and conducted clinical trials, that the therapeutic candidate is safe and effective and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex and extremely expensive processes with uncertain results. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. In connection with the clinical trials of our current therapeutic candidates and any other therapeutic candidates that we may seek to develop in the future, we face risks including:

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

We have no therapeutic candidates that have received regulatory approval for commercial sale. Our most advanced therapeutic candidate is Flurizan for the treatment of Alzheimer’s disease. Our next most advanced therapeutic candidate is Azixa for the treatment of primary and metastatic brain tumors. We do not expect to have any commercial therapeutic products on the market for a number of years, if at all. Trial and error is inherent in drug discovery and development, and we may fail at numerous stages along the way. Success in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later clinical trials. We may face additional challenges with some of our drug candidates that are members of new classes of drugs which attempt to modify the course of a disease rather than simply addressing the symptoms of the disease. Measurement of success, protocols and regulatory standards for such disease-modifying drugs have not been defined and are still evolving. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed and ongoing studies and trials for our therapeutic candidates may not be predictive of the results we may obtain in later-stage trials.

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

Failure to comply with foreign regulatory requirements governing clinical trials and marketing approval for drugs could prevent us from selling our drug candidates in foreign markets, which may adversely affect our operating results and financial condition.

The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement for marketing our therapeutic candidates outside the United States vary greatly from country to country and may require additional testing. We have no experience in obtaining foreign regulatory approvals for our therapeutic drug candidates. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our therapeutic candidates.

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

If we are unable to comply with applicable governmental regulations, we may not be able to continue our molecular diagnostic operations.

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

Risks Related to Commercialization of Our Products and Product Candidates

Our current molecular diagnostic products and therapeutic products in development may never achieve significant commercial market acceptance.

We may not succeed in achieving significant commercial market acceptance of any of our products and services. While we have marketed several of our molecular diagnostic products for several years and have gained some market acceptance we need to convince physicians and consumers of the benefits of our current molecular diagnostic products in order to increase our sales of those products. Our ability to successfully commercialize our current molecular diagnostic products, as well as any future molecular diagnostic or therapeutic products that we may develop, will depend on several factors, including:

•	Our ability to convince the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and molecular diagnostic products.

•

The agreement by third-party payors to provide full or even partial reimbursement coverage for our products, the scope and extent of which will affect patients willingness or ability to pay for our products and will likely heavily influence physicians’ decisions to recommend our products.

•

The willingness of physicians and patients to utilize molecular diagnostic products which are difficult to perform and interpret. This difficulty is caused by a combination of factors, including the large number, sometimes many hundreds, of different mutations in the genes which our tests analyze, the need to characterize each specific mutation, and the ability of our products to predict only as to a statistical probability, not certainty, that a tested individual will develop the disease for which the test has been completed.

These factors present obstacles to significant commercial acceptance of our products, which we will have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so will harm our business.

We may not be able to maintain or increase revenue growth and profitability for our molecular diagnostic products.

We have experienced revenue growth in our molecular diagnostic business over past years; however, we may not be able to continue this revenue growth or maintain existing revenue levels. Presently, our molecular diagnostic business subsidiary operates profitably providing a cash contribution to our other funding and operational needs. We may not, however, be able to continue to operate our molecular diagnostic business on a profitable basis. Potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our molecular diagnostic business include the following:

•	increased costs of reagents and other consumables required for molecular diagnostic testing;

•	increased licensing or royalty costs;

•	increased personnel and facility costs;

•	our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our molecular diagnostic business, and sales personnel;

•	our inability to obtain necessary equipment or reagents to perform molecular diagnostic testing;

•	our inability to increase production capacity as demand increases;

•	potential obsolescence of our products; and

•	our inability to increase commercial acceptance of our molecular diagnostic products.

We rely on a single laboratory facility to process our molecular diagnostic tests.

We rely on a single CLIA-approved laboratory facility in Salt Lake City, Utah to process our molecular diagnostic tests. This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. This facility may be affected by natural disasters such as earthquakes, floods and fires. In the event our clinical testing facility or equipment is affected by man-made or natural disasters, we would be unable to continue our molecular diagnostic business and meet customer demands for a significant period of time. Although we maintain insurance on this facility, including business interruption insurance, it may not be adequate to protect us from all potential losses if this facility were damaged or destroyed. In addition, any interruption in our molecular diagnostic business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic business were interrupted, it would seriously harm our business.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our products.

The biotechnology research field is intense and highly competitive. This research is characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical companies, reference laboratories, biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important genes and determine their function before we do. We could be adversely affected if we do not discover genes, proteins or protein pathways and characterize their function, develop therapeutic and molecular diagnostic products based on these discoveries, obtain regulatory and other approvals and launch these products and their related services before our competitors. We also expect to encounter significant competition with respect to any therapeutic or molecular diagnostic products that we may develop or commercialize. Those companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of therapeutic products before we do may achieve a significant competitive advantage in marketing and commercializing their products. We may not be able to develop therapeutic or molecular diagnostic products successfully and may not obtain patents covering these products that provide protection against our competitors. Moreover, our competitors may succeed in developing therapeutic or molecular diagnostic products that circumvent our technologies or products. Furthermore, our competitors may succeed in developing technologies or products that are more effective than those developed by us or that would render our technologies or products less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known.

If we are unable to maintain relationships with current collaborative partners or enter into new collaborative arrangements, then our business could be harmed.

Part of our current business strategy is to form collaborative arrangements with strategic partners to commercialize therapeutic products. We currently depend on third parties for support in manufacturing and will depend in the future on third parties for support in marketing and distribution. We may not be able to maintain our current collaborative arrangements or negotiate additional acceptable collaborative arrangements in the future. While we intend to market our therapeutic drugs that may become approved for sale to specialist physicians using our internal sales staff, we plan to market these products to primary care physicians and other physicians by entering into marketing arrangements with one or more large pharmaceutical companies. If we are unable to enter into such arrangements, or if the terms of any such arrangement are unfavorable to us, our business could be adversely affected. Any current or future collaborative arrangement may not be successful. Failure of any collaborative arrangement, or termination by any of our collaborative partners of their respective agreements, could have a material adverse effect on our business.

In addition, our collaborative partners may develop alternative products either on their own or in collaboration with others, including our competitors. Our interests may not continue to coincide with those of our collaborative partners, and some of our collaborative partners may develop, independently or with third parties, therapeutic or diagnostic products that could compete with those products under our collaboration. Additionally, disputes over rights or obligations or other interests may arise. Such disputes or disagreements between us and our collaborative partners could lead to delays in the commercialization of our products, or could result in litigation or arbitration, any of which could have a material adverse effect on our business.

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins and drug targets, and to commercialize therapeutic and molecular diagnostic products could be adversely affected.

We have relationships with research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes, proteins, and protein pathways involved in human disease and commercialize therapeutic and molecular diagnostic products will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

Our research collaborators and scientific advisors may have relationships with other commercial entities, some of which could compete with us. Our research collaborators and scientific advisors sign agreements which provide for the confidentiality of our proprietary information and the results of studies conducted at our request. We may not, however, be able to maintain the confidentiality of our technology and other confidential information related to all collaborations. The dissemination of our confidential information could have a material adverse effect on our business.

If we fail to retain our key personnel and hire, train and retain qualified employees and consultants, we may not be able to successfully continue our business.

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. We are currently recruiting additional qualified management, scientific and technical personnel. Competition for such personnel is intense. Loss of the services of or failure to recruit additional key management, scientific and technical personnel would adversely affect our research and development programs and molecular diagnostic business and may have a material adverse effect on our business as a whole.

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

We have no manufacturing experience and no commercial scale manufacturing capabilities for therapeutic products. We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborators, for the commercial production of approved therapeutic products. There are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices, or cGMP, regulations. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, our clinical trials may be delayed, or we may not be able to complete development of our therapeutic products or market them.

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

We have limited sales, marketing and distribution experience and capabilities. These capabilities consist primarily of our sales force that markets our cancer-related molecular diagnostic products to oncologists and Ob/Gyns in the United States. We believe that if we develop therapeutic products in the area of cancer, given the concentrated nature of the oncology market, we would be able to leverage the efforts of our existing oncology sales force to market these products. However, depending on the nature of the therapeutic products and services for which we obtain marketing approval, we may need to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties. For example, some types of pharmaceutical products, such as Alzheimer’s disease, require a large sales force and extensive marketing capabilities for effective commercialization. To date, we have not entered into an arrangement for marketing any approved Alzheimer’s disease drug, and we may not be able to do so on commercially reasonable terms when required. For therapeutic products for diseases with small medical specialty groups, such as neurology, we may elect to develop our own sales and marketing force. If in the future we elect to perform sales, marketing and distribution functions for such types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

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

If the government and third-party payors fail to provide coverage and adequate reimbursement rates for our products and future products, if any, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, sales of our molecular diagnostic products or any future products will depend in part, upon the availability of reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which drugs or tests they will pay for and the amounts that they will pay for new drugs or molecular diagnostic products. The fact that a drug or diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a drug or diagnostic product will remain approved for reimbursement or that similar or additional drugs or diagnostic products will be approved in the future. As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic products or, if approved, our drugs. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing of prescription pharmaceuticals. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the United States. will continue to put pressure on pharmaceutical product pricing. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our drug candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

Risks Related to Our Intellectual Property

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

As of June 30, 2007, our patent portfolio included 292 issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims covering our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for drug targets we discover, for therapeutic compounds we develop, for predisposing genes we identify and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Patents may also issue to third parties which could interfere with our ability to bring one or more of our drug candidates to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, are generally highly uncertain and involve complex legal and factual questions, and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, drug candidates, and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date there has not emerged from the U.S. Patent and Trademark Office, or PTO, the U.S.

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

•	we or our licensors were the first to make the inventions covered by each of our patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid or enforceable;

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

Our products may also conflict with patents that have been or may be granted to others. Our industry includes many organizations seeking to rapidly identify drug targets, small-molecule compounds, proteins, and genes through the use of genomic, proteomic and other technologies. To the extent any patents are issued to those organizations on drug targets, proteins, genes or uses for such genes and proteins, the risk increases that the sale of our molecular diagnostic products currently being marketed or under development, and any sales of therapeutic drugs developed by us, may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering genes or drug targets that are similar or identical to our products. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing, manufacturing or marketing our products. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources.

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

If we fail to comply with our obligations under license or technology agreements with third parties, we could lose license rights that are important to our business.

We license intellectual property that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, the ability to distribute our current products, or inhibit our ability to commercialize future product candidates. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is commonplace in our industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Common Stock

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

The market prices for securities of biotechnology companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2007, our stock price has ranged from $15.49 per share to $40.30 per share. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•

results of our current Phase 3 clinical trials of Flurizan for the treatment of Alzheimer’s disease and any additional Phase 3 trials that may be required by the FDA or that we may initiate on our own;

•	results of our Phase 2 clinical trials for Azixa and any future clinical trials we may conduct based on the results of the Phase 2 trials;

•	results of our Phase 1 clinical trials for MPC-2130 and MPC-0920, and any future trials we may initiate based on the results of our current trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	failure or delays in advancing drug candidates from our preclinical programs, or other drug candidates we may discover or acquire in the future, into clinical trials;

•	failure or discontinuation of any of our research programs;

•	our entry into or the loss of a significant collaboration;

•	delays or other problems with manufacturing our drug candidates or approved products;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;

•	failure to meet estimates or recommendations by securities analysts that cover our common stock;

•	public concern over our drug candidates or any approved products;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;

•	economic, healthcare and biotechnology trends, disasters or crises and other external factors; and

•	period-to-period fluctuations in our financial results.

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

Our headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of 220,000 square feet of building space dedicated to research and development, administration and laboratory space that has received federal certification under CLIA. Activity related to our research, drug development and molecular diagnostic segments is performed at this location. The leases on our existing facilities have terms of fifteen years, expiring from 2017 through 2022, and provide for renewal options for up to ten additional years.

We believe that our existing facilities and equipment are well maintained and in good working condition. We believe our current facilities and those planned or under construction will provide adequate capacity for at least the next two years. We continue to make investments in capital equipment as needed to meet our drug development requirements and the anticipated demand for our molecular diagnostic products.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock began trading on the NASDAQ National Market on October 6, 1995 under the symbol "MYGN." Effective July 1, 2006, the NASDAQ National Market changed its name and split into two different tiers, the NASDAQ Global Market and the NASDAQ Global Select Market, and we were automatically transferred to the NASDAQ Global Select Market. The following table sets forth, for the last two fiscal years, the high and low sales prices for our Common Stock, as reported by the NASDAQ National Market (prior to July 1, 2006) and the NASDAQ Global Select market (since July 1, 2006), during the periods indicated:

	High	Low
Fiscal Year Ended June 30, 2007:
Fourth Quarter	$40.30	$33.94
Third Quarter	$37.43	$30.00
Second Quarter	$31.87	$23.98
First Quarter	$26.66	$21.72
Fiscal Year Ended June 30, 2006:
Fourth Quarter	$28.53	$22.51
Third Quarter	$28.09	$19.84
Second Quarter	$23.20	$18.24
First Quarter	$21.99	$15.49

Stockholders

As of August 22, 2007, there were approximately 158 stockholders of record of our Common Stock and, according to our estimates, approximately 12,500 beneficial owners of our Common Stock.

Dividends

We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2007 and 2006, as well as consolidated statements of operations for the years ended June 30, 2007, 2006, and 2005 and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

	Years Ended June 30,
In thousands, except per share amounts	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Molecular diagnostic revenue	$145,285	$100,621	$71,325	$43,294	$34,683
Research revenue	11,841	13,658	11,081	11,748	27,822
Related party research revenue	—	—	—	1,606	1,816

Total research revenue	11,841	13,658	11,081	13,354	29,638

Total revenues	157,126	114,279	82,406	56,648	64,321
Costs and expenses:
Molecular diagnostic cost of revenue	30,813	27,644	20,322	13,751	12,553
Research and development expense	100,708	83,757	59,243	50,697	47,589
Selling, general and administrative expense	73,332	48,467	43,586	34,835	31,525

Total costs and expenses	204,853	159,868	123,151	99,283	91,667

Operating loss	(47,727)	(45,589)	(40,745)	(42,635)	(27,346)
Other income (expense):
Interest income	12,112	7,412	2,798	2,025	2,900
Other	653	(12)	(2,031)	(10)	38

Loss before income taxes	(34,962)	(38,189)	(39,978)	(40,620)	(24,408)
Income taxes	—	—	—	—	417

Net loss	$(34,962)	$(38,189)	$(39,978)	$(40,620)	$(24,825)

Basic and diluted net loss per share	$(0.85)	$(1.05)	$(1.30)	$(1.49)	$(0.96)

Basic and diluted weighted average shares outstanding	41,055	36,278	30,720	27,326	25,730

	As of June 30,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$308,312	$227,744	$113,843	$141,839	$126,292
Working capital	311,558	225,465	112,270	148,586	137,003
Total assets	372,067	276,603	158,958	188,356	182,823
Stockholders’ equity	340,363	249,781	135,673	173,276	163,486

Quarterly Financial Data (Unaudited)

	Quarters Ended
In thousands, except per share amounts	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Consolidated Statement of Operations Data:
Molecular diagnostic revenue	$42,268	$37,991	$34,175	$30,851
Research revenue	3,210	2,979	2,960	2,692

Total revenue	45,478	40,970	37,135	33,543

Costs and expenses:
Molecular diagnostic cost of revenue	7,602	7,577	7,529	8,105
Research and development expense	26,174	23,418	24,764	26,352
Selling, general and administrative expense	23,968	19,067	16,211	14,086

Total costs and expenses	57,744	50,062	48,504	48,543

Operating loss	(12,266)	(9,092)	(11,369)	(15,000)

Other income (expense):
Interest income	3,814	3,123	2,573	2,602
Other	648	32	—	(27)

	4,462	3,155	2,573	2,575

Net loss	$(7,804)	$(5,937)	$(8,796)	$(12,425)

Basic and diluted net loss per share	$(0.18)	$(0.14)	$(0.22)	$(0.31)

Basic and diluted weighted average shares outstanding	43,242	41,503	39,808	39,700

	Quarters Ended
In thousands, except per share amounts	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Consolidated Statement of Operations Data:
Molecular diagnostic revenue	$28,833	$26,867	$23,392	$21,529
Research revenue	3,192	2,942	3,938	3,585

Total revenue	32,025	29,809	27,330	25,114

Costs and expenses:
Molecular diagnostic cost of revenue	8,064	7,505	6,272	5,803
Research and development expense	24,294	21,967	19,030	18,466
Selling, general and administrative expense	13,649	12,291	11,628	10,898

Total costs and expenses	46,007	41,763	36,930	35,167

Operating loss	(13,982)	(11,954)	(9,600)	(10,053)

Other income (expense):
Interest income	2,545	2,407	1,649	811
Other	13	(24)	(1)	—

	2,558	2,383	1,648	811

Net loss	$(11,424)	$(9,571)	$(7,952)	$(9,242)

Basic and diluted net loss per share	$(0.29)	$(0.24)	$(0.22)	$(0.30)

Basic and diluted weighted average shares outstanding	39,547	39,232	35,547	30,866

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have devoted substantially all of our resources to our three reportable operating segments: (1) research, which focuses on the discovery of genes related to major common diseases, (2) molecular diagnostics, which focuses on the analysis of genes and their alterations to assess the risk for developing disease later in life (predictive medicine) and to assess the risk of disease progression, disease recurrence, drug toxicity, and drug response (personalized medicine), and (3) drug development, which focuses on the development of therapeutic products for the treatment and prevention of major diseases. See Note 8 "Segment and Related Information" in the notes to our consolidated financial statements for information regarding these operating segments. Our revenues have consisted primarily of sales of molecular diagnostic products and research payments. We have yet to attain profitability and, for the year ended June 30, 2007, we had a net loss of $35.0 million. As of June 30, 2007 we had an accumulated deficit of $252.4 million.

We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuation of clinical trials, the launch of new molecular diagnostic products, the performance of our internal research and development programs, and expansion of our facilities. We incurred research and development expenses of $100.7 million, $83.8 million, and $59.2 million for the years ended June 30, 2007, 2006, and 2005 respectively. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our therapeutic and molecular diagnostic businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

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

Revenue Recognition. Molecular diagnostic revenue includes revenue from the sale of molecular diagnostic products and related marketing agreements. Molecular diagnostic revenue is recognized upon completion of the test, communication of results, and when collectibility is reasonably assured.

Research revenue includes revenue from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 and EITF 00-21 to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement, as underlying research costs are incurred, or on the basis of contractually defined output measures such as units delivered. We make adjustments, if necessary, to the estimates used in our calculations as work progresses and we gain experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. Revenue from milestone payments for which we have no continuing performance obligations is recognized upon achievement of the related milestone. When we have continuing performance obligations, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

Allowance for Doubtful Accounts. The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Trade accounts receivable are comprised of amounts due from sales of our molecular diagnostic products. We analyze trade accounts receivable and consider historic experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms when evaluating the adequacy of the allowance for doubtful accounts. Changes in these factors could result in material adjustments to the expense recognized for bad debt.

Share-Based Payment Expense. Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, or SFAS 123R, sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans, and requires us to recognize in our consolidated statements of operations the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, or SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159 on July 1, 2008 is not expected to have a material effect on our consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on July 1, 2007 is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2007, the FASB issued EITF Issue 07-3 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services related to research and development activities. EITF 07-3 addresses whether such advanced payments should be expensed as incurred or capitalized. We are required to adopt EITF 07-3 effective January 1, 2008. The adoption of EITF 07-3 on January 1, 2008 is not expected to have a material effect on our consolidated financial position or results of operations.

Results of Operations

Years ended June 30, 2007 and 2006

Molecular diagnostic revenue is comprised primarily of sales of our molecular diagnostic products. Molecular diagnostic revenue for the fiscal year ended June 30, 2007 was $145.3 million compared to $100.6 million for the prior fiscal year, an increase of 44%. Increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and increased testing volumes for the fiscal year ended June 30, 2007. We are currently in the process of expanding our sales force, preparing to launch a direct-to-consumer marketing campaign, and increasing our market penetration in the Ob/Gyn market. Through these efforts we are attempting to broaden utilization of our products with current physician customers and increase the number of new physician customers prescribing our products. We believe these efforts will allow us to continue to grow molecular diagnostic revenue in future periods; however, there can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Research revenue is comprised of research payments received pursuant to collaborative agreements. Research revenue for the fiscal year ended June 30, 2007 was $11.8 million compared to $13.7 million for the prior fiscal year. This 13% decrease in research revenue is primarily attributable to the successful completion of a research collaboration in the prior year. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately. In the future we expect to continue to de-emphasize external collaborations and focus on internal drug development programs.

Molecular diagnostic cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipments costs and facilities expense. Molecular diagnostic cost of revenue for the fiscal year ended June 30, 2007 was $30.8 million compared to $27.6 million for the prior fiscal year. This increase of 11% in molecular diagnostic cost of revenue is primarily due to the 44% increase in molecular diagnostic revenues for the fiscal year ended June 30, 2007 compared to the prior fiscal year. Our gross profit margin was 79% for the fiscal year ended June 30, 2007 compared to 73% for the prior fiscal year. This increase in gross profit margins is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase and we expect that our gross profit margins will fluctuate from quarter to quarter based on the introduction of new products as well as new technologies and operating systems in our molecular diagnostic laboratory.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the fiscal year ended June 30, 2007 were $100.7 million compared to $83.8 million for the prior fiscal year. This increase of 20% was primarily due to increased costs associated with our ongoing clinical trials of Flurizan and Azixa. We expect to increase our research and development expenses over the next several years as we expand clinical trials and begin commercialization of our product candidates currently in clinical development, including Flurizan and Azixa, advance our other product candidates into clinical trials, and expand our research and development activities. We expect that these expenses will continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2007 were $73.3 million compared to $48.5 million for the prior fiscal year. This increase of 51% was primarily attributable to increased sales and marketing commissions, headcount, and related costs to support the 44% growth in our molecular diagnostic business, which resulted in an increase of $9.3 million compared to the prior fiscal year. Marketing costs associated with the preparation of our upcoming direct-to-consumer advertising campaign resulted in an increase of $4.3 million compared to the prior fiscal year. Increased bad debt expense resulted in an increase of $3.6 million compared to the prior fiscal year. Increased non-cash expense under SFAS 123R associated with our stock option plan and Employee Stock Purchase Plan resulted in an increase of $2.9 million compared to the prior fiscal year. General increases in costs to support growth in our molecular diagnostic business and therapeutic development efforts resulted in an increase of approximately $4.7 million to our selling, general, and administrative expense compared to the prior fiscal year. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of new product launches and our drug discovery and drug development efforts.

Years ended June 30, 2006 and 2005

Molecular diagnostic revenues for the fiscal year ended June 30, 2006 were $100.6 million compared to $71.3 million for the prior fiscal year, an increase of 41%. Increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and increased revenues for the fiscal year ended June 30, 2006.

Research revenue for the fiscal year ended June 30, 2006 was $13.7 million compared to $11.1 million for the prior fiscal year. This 23% increase in research revenue is primarily attributable to revenues associated with the delivery of research data pursuant to one research collaboration. We expect that our continued focus will be on our internal drug development and molecular diagnostic programs and we plan to continue to de-emphasize external research collaborations. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and costs increase or decrease, research revenue may increase or decrease proportionately.

Molecular diagnostic cost of revenue for the fiscal year ended June 30, 2006 was $27.6 million compared to $20.3 million for the prior fiscal year. This increase of 36% in molecular diagnostic cost of revenue is primarily due to the 41% increase in molecular diagnostic revenues for the fiscal year ended June 30, 2006 compared to the prior fiscal year. Our gross profit margin was 73% for the fiscal year ended June 30, 2006 compared to 72% for the prior fiscal year.

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

Selling, general and administrative expenses for the fiscal year ended June 30, 2006 were $48.5 million compared to $43.6 million for the prior fiscal year. This increase of 11% was primarily attributable to general increases in costs to support the 41% growth in our molecular diagnostic business and our therapeutic development efforts.

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

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $80.6 million or 35% from $227.7 million at June 30, 2006 to $308.3 million at June 30, 2007. This increase is primarily attributable to the public offering of $105.3 million (net proceeds) of our common stock in February 2007, cash generated from our molecular diagnostic revenue and, to a lesser extent, research collaboration payments and proceeds from the exercise of stock options and sales of our common stock under our Employee Stock Purchase Plan. This increase was partially offset by expenditures for our ongoing clinical trials, internal research and drug development programs, acquisition of capital assets, and other expenditures incurred in the ordinary course of business.

Interest income for the fiscal year ended June 30, 2007 was $12.1 million, compared to $7.4 million for the prior fiscal year, which was due primarily to increases in cash, cash equivalents, and marketable investment securities.

Net cash used in operating activities was $25.9 million during the fiscal year ended June 30, 2007 compared to $28.0 million used in operating activities during the prior fiscal year. Trade receivables increased $15.9 million between June 30, 2006 and June 30, 2007, primarily due to the 44% increase in molecular diagnostic sales during the same period. Accounts payable increased by $4.0 million between June 30, 2006 and June 30, 2007, primarily due to amounts owed related to our ongoing clinical trials.

Our investing activities used cash of $46.7 million during the fiscal year ended June 30, 2007 compared to $72.8 million used in investing activities during the prior fiscal year. For the fiscal year ended June 30, 2007, purchases of marketable investment securities used cash of $197.8 million, maturities of marketable investment securities provided cash of $162.5 million, and capital expenditures for research equipment used cash of $11.4 million.

Financing activities provided cash of $117.5 million during the fiscal year ended June 30, 2007 and provided cash of $149.9 million in the prior fiscal year. In February 2007, we received $105.3 million in net proceeds from an underwritten offering of 3.0 million shares of our common stock pursuant to our outstanding shelf registration statement on Form S-3 (Registration No. 333-123914). Following the offering we have approximately $43.4 million of securities available for sale under this shelf registration statement. During the fiscal year ended June 30, 2007, we received $12.2 million from the exercise of stock options and the purchase of our common stock from our Employee Stock Purchase Plan.

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

•	the progress and results of our three current Phase 2 clinical trials of Azixa for the treatment of cancer and any additional trials that we may initiate based on the Phase 2 results;

•	the progress and results of our Phase 1 clinical trials for MPC-2130 and MPC-0920 and any future trials that we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Flurizan, Azixa, MPC-2130, MPC-0920, and any other preclinical drug candidates that may progress to clinical trials;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing capacities if any of our drug candidates is approved;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the progress, results and cost of developing additional molecular diagnostic products for our molecular diagnostic business;

•	the costs, timing and results of launching new molecular diagnostic products;

•	the costs, timing and outcome of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt and amount of sales or royalties, if any, from Flurizan, Azixa, MPC-2130, MPC-0920, and any other drug candidates.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our consolidated contractual obligations as of June 30, 2007 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Operating leases	$62,210	$6,344	$10,499	$10,472	$34,895
Purchase obligations	2,502	2,502	—	—	—
Contractual services	97,056	50,936	46,120	—	—

Total	$161,768	$59,782	$56,619	$10,472	$34,895

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that we may be unable to further identify, develop or achieve commercial success for new products and technologies; the risk that we may be unable to discover drugs that are safer and more efficacious than our competitors; the risk that we may be unable to develop additional molecular diagnostic products that help assess which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; the risk that clinical trials will not be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; the risk that we may be unable to protect our proprietary technologies; the risk of patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading "Risk Factors" contained in Item 1A of this Annual Report.

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

Our investments consist of securities of various types and maturities of three years or less, with a maximum average maturity of 12 months. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income/loss. Realized gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of June 30, 2007, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2007, our internal control over financial reporting is effective based on those criteria.

b. Attestation Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited Myriad Genetics, Inc’s. internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Myriad Genetics, Inc’s. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Myriad Genetics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Myriad Genetics, Inc. as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended and our report dated August 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Salt Lake City, Utah
August 27, 2007

c. Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on November 15, 2007.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Management-Committees of the Board of Directors and Meetings-Compensation Committee Interlocks and Insider Participation," "Director Compensation" and "Compensation Committee Report" in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on November 15, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation-Equity Compensation Plan Information" in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on November 15, 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Management – The Board of Directors" in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on November 15, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled "Independent Public Accountants (Notice Item 3)” in our Proxy Statement for the 2007 Annual Meeting of the Stockholders to be held on November 15, 2007.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

1. Financial Statements

See "Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2. Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II—Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2007, 2006, and 2005

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
(3.1 (a))h	—	Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 (a))

(3.1 (b))h	—	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3.1 (b))

(3.1 (c))h	—	Certificate of Designations of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 (c))

(3.2)b	—	Restated By-Laws of the Registrant (Filed as Exhibit 3.2)

(4.1)	—	See Exhibits 3.1(a), 3.1(b), 3.1(c) and 3.2

(4.2)g	—	Form of Common Stock Certificate (Filed as Exhibit 4.2)

(4.3)k	—	Rights Agreement dated as of July 17, 2001, between the Registrant and Mellon Investor Services, LLC (filed as Exhibit 4.1)

(4.4)g	—	Agreement of Substitution and Amendment of Common Shares Rights Agreement by and between the Registrant and American Stock Transfer and Trust Company dated August 16, 2002 (Filed as Exhibit 4.4)

(10.1)$g	—	2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.1)

(10.2)$l	—	2003 Employee, Director and Consultant Stock Option Plan, as amended (Filed as Exhibit 99.1)

(10.3)$l	—	Employee Stock Purchase Plan, as amended (Filed as Exhibit 99.2)

(10.4)$a	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Peter D. Meldrum, dated May 15, 1993 (Filed as Exhibit 10.3)

(10.5)$a	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated January 1, 1994 (Filed as Exhibit 10.4)

(10.6)$a	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Jay M. Moyes, dated July 12, 1993 (Filed as Exhibit 10.5)

(10.7)$o	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Gregory C. Critchfield, M.D., dated September 14, 1998 (Filed as Exhibit 10.7)

(10.8)$o	—	Employment Agreement between Myriad Genetics, Inc., Myriad Pharmaceuticals, Inc. and Adrian N. Hobden, Ph.D., dated September 30, 1998 (Filed as Exhibit 10.8)

(10.9)@a	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated October 8, 1991, as amended (Breast Cancer—BRCA1) (Filed as Exhibit 10.13)

(10.10)@a	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated November 23, 1994 (Breast Cancer—BRCA2) (Filed as Exhibit 10.17)

(10.11)c	—	Lease Agreement, dated October 12, 1995, between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.2)

(10.12)c	—	Amendment to Lease Agreement, dated March 29, 1996 between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.3)

(10.13)d	—	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Research Park Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant (Filed as Exhibit 10.44)

(10.14)e	—	Memorandum of Lease between the Company and Boyer Foothill Associates, Ltd. dated August 24, 1998 (Filed as Exhibit 10.1)

(10.15)e	—	Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August 24, 1998 (Filed as Exhibit 10.2)

(10.16)e	—	Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998 (Filed as Exhibit 10.3)

(10.17)f	—	Lease Agreement, dated March 31, 2001 between the Registrant and Boyer Research Park Associates VI, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 10.1)

(10.18)f	—	Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C. (Filed as Exhibit 10.2)

(10.19)@f	—	License Agreement, dated December 7, 2000, between the Registrant and Encore Pharmaceuticals, Inc. (Filed as Exhibit 10.3)

(10.20)$j	—	Form of Executive Retention Agreement (Filed as Exhibit 10.1)

(10.21)$n		Executive Retention Agreement, dated November 17, 2006, between Myriad Genetics, Inc. and Mark. C. Capone (Filed as Exhibit 10.1)

(10.22)i	—	Lease Agreement, dated June 29, 2005 between the Registrant and Boyer Research Park Associates VIII, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 99.1)

(10.23)i	—	Letter of Understanding regarding Lease Agreement, dated June 29, 2005 between the Registrant and Boyer Research Park Associates VIII, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 99.2)

(10.24)$m	—	Summary of compensation arrangements applicable to the Registrant’s Named Executive Officers (FY 2006 Bonus and FY 2007 Salary) (Filed as Exhibit 10.1)

(10.25)	—	Summary of compensation arrangements applicable to the Registrant’s Named Executive Officers (FY 2007 Bonus and FY 2008 Salary)

(21.1)	—	List of Subsidiaries of the Registrant

(23.1)	—	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

(23.2)	—	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

(31.1)	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@	Confidential Treatment has been granted by the Commission as to certain portions.
$	Management contract or compensatory plan or arrangement.
a	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 33-95970.
b	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1995, File No. 0-26642.
c	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1996, File No. 0-26642.
d	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1998, File No. 0-26642.

e	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1998, File No. 0-26642.
f	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending March 31, 2001, File No. 0-26642.
g	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2002, File No. 0-26642.
h	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2001, File No. 0-26642.
i	Previously filed and incorporated herein by reference from the Form 8-K filed on July 5, 2005, File No. 0-26642.
j	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending March 31, 2005, File No. 0-26642.
k	Previously filed and incorporated herein by reference from the Form 8-K filed on July 18, 2001, File No. 0-26642.
l	Previously filed and incorporated herein by reference from the Form 8-K filed on November 20, 2006, File No. 0-26642.
m	Previously filed and incorporated herein by reference from the Form 8-K filed on June 21, 2006, File No. 0-26642.
n	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 2006, File No. 0-26642.
o	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2004, File No. 0-26642.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2007.

MYRIAD GENETICS, INC.

By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ Peter D. Meldrum Peter D. Meldrum	President, Chief Executive Officer and Director (principal executive officer)	August 29, 2007

By:	/s/ Jay M. Moyes Jay M. Moyes	Chief Financial Officer (principal financial and accounting officer)	August 29, 2007

By:	/s/ John T. Henderson John T. Henderson, M.D.	Chairman of the Board	August 29, 2007

By:	/s/ Walter Gilbert Walter Gilbert, Ph.D.	Vice Chairman of the Board	August 29, 2007

By:	/s/ Mark H. Skolnick Mark H. Skolnick, Ph.D.	Chief Scientific Officer and Director	August 29, 2007

By:	/s/ Arthur H. Hayes, Jr. Arthur H. Hayes, Jr., M.D.	Director	August 29, 2007

By:	/s/ Linda S. Wilson Linda S. Wilson, Ph.D.	Director	August 29, 2007

By:	/s/ Robert S. Attiyeh Robert S. Attiyeh	Director	August 29, 2007

By:	/s/ Dennis Langer Dennis Langer, M.D., J.D.	Director	August 29, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited the accompanying consolidated balance sheet of Myriad Genetics, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Salt Lake City, Utah

August 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited the accompanying consolidated balance sheet of Myriad Genetics, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Salt Lake City, Utah

September 6, 2006

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2007 and 2006

(In thousands, except per share amounts)

	2007	2006
Assets

Current assets:
Cash and cash equivalents	$143,432	98,573
Marketable investment securities	164,880	129,171
Prepaid expenses	2,499	2,326
Trade accounts receivable, less allowance for doubtful accounts of $2,600 in 2007 and $1,795 in 2006	31,103	20,820
Other receivables	1,348	1,397

Total current assets	343,262	252,287

Equipment and leasehold improvements:
Equipment	54,868	47,255
Leasehold improvements	9,826	8,331

	64,694	55,586

Less accumulated depreciation	39,806	35,757

Net equipment and leasehold improvements	24,888	19,829

Other assets	3,917	4,487

	$372,067	276,603

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,763	11,804
Accrued liabilities	15,558	14,901
Deferred revenue	383	117

Total current liabilities	31,704	26,822

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000 shares; issued and outstanding no shares	—	—
Common stock, $0.01 par value. Authorized 60,000 shares; issued and outstanding 43,440 shares in 2007 and 39,683 shares in 2006	434	397
Additional paid-in capital	592,727	467,568
Accumulated other comprehensive loss	(398)	(746)
Accumulated deficit	(252,400)	(217,438)

Total stockholders’ equity	340,363	249,781

	$372,067	276,603

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2007, 2006, and 2005

(In thousands, except per share amounts)

	2007	2006	2005
Molecular diagnostic revenue	$145,285	100,621	71,325
Research revenue	11,841	13,658	11,081

Total revenue	157,126	114,279	82,406

Costs and expenses:
Molecular diagnostic cost of revenue	30,813	27,644	20,322
Research and development expense	100,708	83,757	59,243
Selling, general, and administrative expense	73,332	48,467	43,586

Total costs and expenses	204,853	159,868	123,151

Operating loss	(47,727)	(45,589)	(40,745)

Other income (expense):
Interest income	12,112	7,412	2,798
Other	653	(12)	(2,031)

	12,765	7,400	767

Net loss	$(34,962)	(38,189)	(39,978)

Basic and diluted loss per common share	$(0.85)	(1.05)	(1.30)

Basic and diluted weighted average shares outstanding	41,055	36,278	30,720

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years ended June 30, 2007, 2006, and 2005

(In thousands)

			Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive loss	Stockholders’ equity
	Common stock
	Shares	Amount
Balances at June 30, 2004	30,623	$306	312,453	(212)	(139,271)		173,276
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	239	3	2,463	—	—	—	2,466
Acceleration of vesting of stock options	—	—	231	—	—	—	231
Net loss	—	—	—	—	(39,978)	(39,978)	(39,978)
Unrealized losses on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(322)	—

Other comprehensive loss	—	—	—	(322)	—	(322)	(322)

Comprehensive loss						(40,300)

Balances at June 30, 2005	30,862	309	315,147	(534)	(179,249)		135,673

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	771	8	10,174	—	—	—	10,182
Issuance of common stock for cash, net of offering costs of $251	8,050	80	139,658	—	—	—	139,738
Share-based payment expense	—	—	2,589	—	—	—	2,589
Net loss	—	—	—	—	(38,189)	(38,189)	(38,189)
Unrealized losses on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(212)	—

Other comprehensive loss	—	—	—	(212)	—	(212)	(212)

Comprehensive loss						(38,401)

Balances at June 30, 2006	39,683	397	467,568	(746)	(217,438)		249,781

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	757	7	12,164	—	—	—	12,171
Issuance of common stock for cash, net of offering costs of $170	3,000	30	105,250	—	—	—	105,280
Share-based payment expense	—	—	7,745	—	—	—	7,745
Net loss	—	—	—	—	(34,962)	(34,962)	(34,962)
Unrealized gains on marketable investment securities:
Unrealized holding gains arising during period	—	—	—	—	—	348	—

Other comprehensive income	—	—	—	348	—	348	348

Comprehensive loss						(34,614)

Balances at June 30, 2007	43,440	$434	592,727	(398)	(252,400)		340,363

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(34,962)	(38,189)	(39,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,544	6,855	6,092
Loss (gain) on disposition of assets	(653)	12	67
Share-based compensation expense	7,745	2,589	—
Bad debt expense	5,650	2,114	2,244
Impairment charge on investments in other companies	—	—	1,964
Acceleration of option vesting	—	—	231
Changes in operating assets and liabilities:
Prepaid expenses	(173)	1,005	3,948
Trade accounts receivable	(15,933)	(5,698)	(5,486)
Other receivables	49	(252)	(591)
Accounts payable	3,959	(93)	3,959
Accrued liabilities	657	3,856	5,112
Deferred revenue	266	(226)	(866)

Net cash used in operating activities	(25,851)	(28,027)	(23,304)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(11,400)	(7,680)	(6,736)
Increase in other assets	20	(100)	(100)
Purchases of marketable investment securities	(197,841)	(165,519)	(44,603)
Proceeds from maturities of marketable investment securities	162,480	100,470	70,956

Net cash provided by (used in) investing activities	(46,741)	(72,829)	19,517

Cash flows from financing activities:
Net proceeds from public offering of common stock	105,280	139,738	—
Net proceeds from common stock issued under share-based compensation plans	12,171	10,182	2,466

Net cash provided by financing activities	117,451	149,920	2,466

Net increase (decrease) in cash and cash equivalents	44,859	49,064	(1,321)
Cash and cash equivalents at beginning of year	98,573	49,509	50,830

Cash and cash equivalents at end of year	$143,432	98,573	49,509

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

(1)	Organization and Summary of Significant Accounting Policies

(a)	Organization and Business Description

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading biotechnology company focused on the development and marketing of novel therapeutic and molecular diagnostic products. The Company employs a number of proprietary technologies that permit it to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease. The Company uses this information to guide the development of new healthcare products that will treat major diseases and assess a person’s risk of disease later in life. The Company’s operations are located in Salt Lake City, Utah.

(b)	Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc. and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad Pharmaceuticals, Inc., and Myriad Financial, Inc. All intercompany amounts have been eliminated in consolidation.

(c)	Cash Equivalents

Cash equivalents of $124.8 million and $86.6 million at June 30, 2007 and 2006, respectively, consist of highly liquid debt instruments with maturities at date of purchase of 90 days or less. As of June 30, 2007 and 2006, the book value of cash equivalents approximates fair value.

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

(e)	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are comprised of amounts due from sales of the Company’s molecular diagnostic products and are recorded at the invoiced amount, net of discounts and allowances. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable, which is based on historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

(f)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. For the years ended June 30, 2007, 2006, and 2005, the Company incurred depreciation expense of $7.0 million, $6.3 million, and $5.5 million, respectively.

(g)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments of long-lived assets were recorded for the years ended June 30, 2007, 2006, and 2005.

(h)	Other Assets

Other assets are comprised of purchased intellectual property, an investment in a privately held pharmaceutical company, and a purchased library of chemical compounds. The private pharmaceutical company investment is accounted for under the cost method. Management reviews the valuation of these investments for possible impairment as changes in facts and circumstances indicate that impairment should be assessed. The Company has estimated the fair value of the investments and compared it to the carrying amount of the investments as of June 30, 2007. The Company’s valuation indicated that there was no impairment loss.

For the fiscal year ended June 30, 2005, based on changes to estimated cash flows compared to the prior fiscal year, the Company engaged an independent valuation firm to assist us in determining the fair value of an investment and compared it to the carrying amount of the investment. The Company’s valuation indicated that the Company had incurred an impairment loss of approximately $2.0 million for its investment in a privately held pharmaceutical company. This impairment loss was included in other expense in the accompanying consolidated statement of operations for the year ended June 30, 2005.

The amount recognized by the Company upon the ultimate liquidation of this and other investments may vary significantly from the estimated fair value at June 30, 2007. The library of chemical compounds and related purchased intellectual property are being amortized ratably over the expected useful life of five years.

F-8	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

(i)	Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, as well as EITF 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, to all of its revenue transactions.

Molecular diagnostic revenues include revenues from the sale of molecular diagnostic products and related marketing agreements. Molecular diagnostic revenue is recognized upon completion of the test or analysis and communication of results. Payments received in advance of molecular diagnostic work performed are recorded as deferred revenue. Up-front payments related to marketing agreements are recognized ratably over the life of the agreement.

Research revenue includes revenue from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 and EITF 00-21 to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement, as underlying research costs are incurred, or on the basis of contractually defined output measures such as units delivered. We make adjustments, if necessary, to the estimates used in our calculations as work progresses and we gain experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. Revenue from milestone payments for which we have no continuing performance obligations is recognized upon achievement of the related milestone. When we have continuing performance obligations, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

(k)	Net Loss per Common and Common Equivalent Share

Basic and diluted loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Potentially dilutive common shares consisting of stock options and warrants were not included in the diluted loss per share attributable to common stockholders for all periods presented because the inclusion of such shares would have had an antidilutive effect.

For the years ended June 30, 2007, 2006, and 2005, there were outstanding potential common shares of 8,491,862, 8,044,582, and 7,394,358, respectively. These potential dilutive common shares may be dilutive to future diluted earnings per share.

(l)	Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires Company management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of fixed assets, valuation allowances for receivables and deferred income tax assets, certain accrued liabilities, share-based compensation, and the valuation of investments in privately held companies. Actual results could differ from those estimates.

(m)	Fair Value Disclosure

At June 30, 2007 and 2006, the consolidated financial statements’ carrying amount of the Company’s financial instruments approximates fair value.

(n)	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (Statement 123R). Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. Statement 123R became effective for the Company on July 1, 2005. On April 14, 2005 the Company accelerated the vesting of unvested stock options previously awarded to employees and non-employee members of the board of directors under the Company’s 2002 and 2003 stock option plans in order to minimize estimated charges of approximately $25 million to future periods under the requirements of Statement 123R, as the options would have vested under their unmodified terms. Approximately 3.5 million options were accelerated, of which 1.7 million options belong to executive officers and non-employee members of the board of directors. As a result of the acceleration of the vesting of the unvested options, the Company recognized an expense of approximately $231,000 on the date of acceleration.

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

unvested options, stock-based employee compensation cost is not reflected in net loss for the fiscal year ended June 30, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation (in thousands except per share amounts):

Year ended June 30, 2005
Net loss, as reported	$39,978

Add compensation expense for the acceleration of vesting of unvested options	(231)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	49,604

Pro forma net loss	$89,351

Net loss per share:
Basic and diluted – as reported	$1.30
Basic and diluted – pro forma	2.91

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2007 and 2006 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2007:
Available-for-sale:
Corporate bonds and notes	$80,302	13	(298)	80,017
Certificates of deposit	7,002	—	(3)	6,999
Federal agency issues	24,198	—	(66)	24,132
Tax auction securities	35,550	—	—	35,550
Euro dollar bonds	18,226	—	(44)	18,182

	$165,278	13	(411)	164,880

F-11	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2006:
Available-for-sale:
Corporate bonds and notes	$4,500	1	—	4,501
Certificate of deposit	42,567	2	(222)	42,347
Federal agency issues	50,296	—	(399)	49,897
Tax auction securities	15,625	—	—	15,625
Euro dollar bonds	16,929	—	(128)	16,801

	$129,917	3	(749)	129,171

Maturities of debt securities classified as available-for-sale are as follows at June 30, 2007 (in thousands):

	Amortized cost	Fair value
Available-for-sale:
Due within one year	$67,702	67,584
Due after one year through three years	97,576	97,296

	$165,278	164,880

All securities in an unrealized loss position as of June 30, 2007 are debt securities. Debt securities in an unrealized loss position as of June 30, 2007 were not impaired at acquisition and the decline in fair value is due to interest rate fluctuations. Management believes that the decline in fair value is not other-than-temporary and that the Company has the ability and intent to hold these investments until a recovery of fair value. Debt securities available for sale in an unrealized loss position as of June 30, 2007 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds and notes	$36,177	(62)	43,840	(236)	80,017	(298)
Certificates of deposit	6,999	(3)	—	—	6,999	(3)
Federal agency issues	17,940	(59)	3,192	(7)	21,132	(66)
Euro dollar bonds	3,468	(7)	14,714	(37)	18,182	(44)

	$64,584	(131)	61,746	(280)	126,330	(411)

F-12	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

(3)	Leases

The Company leases office and laboratory space under four non-cancelable operating leases, with terms that expire between 2017 and 2022. The Company also leases information technology equipment under two non-cancelable operating leases, with terms that expire between 2008 and 2009. Future minimum lease payments under these leases as of June 30, 2007 are as follows (in thousands):

Fiscal year ending:
2008	$6,344
2009	5,263
2010	5,236
2011	5,236
2012	5,236
Thereafter	34,895

$62,210

Rental expense was $4.2 million in 2007, $3.2 million in 2006, and $3.2 million in 2005.

(4)	Share-Based Compensation

On July 1, 2005 the Company adopted the provisions of Statement 123R. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan (the 2003 Plan) under which 5.4 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the 2002 Plan) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan.

The exercise price of options granted in 2007, 2006, and 2005 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. As of June 30, 2007, 1,040,757 shares are available for future grant under the 2003 Plan.

The Company’s share-based payment plans are accounted for under Statement 123R. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30:

	2007	2006
Risk-free interest rate	4.6%	4.3%
Expected dividend yield	0%	0%
Expected lives (in years)	4.8 - 6.0	4.4 - 5.0
Expected volatility	56%	63%

F-13	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

Expected option lives and volatilities are based on historical data of the Company and other factors.

A summary of activity is as follows:

	2007		2006		2005
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	8,014,582	$25.92	7,364,358	$25.70	5,933,252	$27.28
Plus options granted	1,337,910	30.02	1,421,905	22.23	1,718,150	19.39
Less:
Options exercised	(670,559)	15.01	(648,438)	12.83	(144,701)	8.48
Options canceled or expired	(220,071)	35.34	(123,243)	38.69	(142,343)	33.17

Options outstanding at end of year	8,461,862	27.19	8,014,582	25.92	7,364,358	25.70

Options exercisable at end of year	6,227,634	27.34	6,625,482	26.70	7,355,358	25.71

Options vested and expected to vest	8,053,533	27.56	7,836,244	26.00
Weighted average fair value of options granted during the year		16.23		12.27		10.09

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2007	Weighted average exercise price
$ 4.69 - 16.97	2,493,109	5.25	$12.56	2,487,109	$12.55
17.23 - 24.4	2,235,307	7.83	21.73	1,294,250	21.34
24.56 - 34.43	2,191,079	7.05	27.94	920,308	25.04
34.46 - 93.81	1,542,367	3.94	57.67	1,525,967	57.90

	8,461,862	6.16	27.19	6,227,634	27.34

Share-based compensation expense included in the consolidated statement of operations for the fiscal years ended June 30, 2007 and 2006 was approximately $7,745,000 and $2,589,000, respectively, which is included in molecular diagnostic cost of revenue, research and development expense, and selling, general, and administrative expense. As of June 30, 2007, there was

F-14	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

approximately $23.7 million of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 2.9 years. The total intrinsic value of options exercised during the fiscal years ended June 30, 2007 and 2006 was approximately $13.4 million and $5.3 million, respectively. The aggregate intrinsic value of fully vested options and options expected to vest as of June 30, 2007 was approximately $112.4 million.

The Company also has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the board of directors and stockholders in December 1994, under which a maximum of 1,000,000 shares of common stock may be purchased by eligible employees. At June 30, 2007, 613,096 shares of common stock had been purchased under the Plan. For the years ended June 30, 2007, 2006, and 2005, shares purchased under the Plan were 87,168, 122,109, and 94,553, respectively. Expenses associated with the Plan were approximately $711,000, $628,000, and $0, for the years ended June 30, 2007, 2006, and 2005, respectively. The fair value of shares issued under the Plan was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30:

	2007	2006
Risk-free interest rate	4.7%	4.7%
Expected dividend yield	0%	0%
Expected lives (in years)	0.5	0.5
Expected volatility	42%	42%

As of June 30, 2007, 30,000 warrants previously granted to placement agents were outstanding and exercisable at a weighted average price of $40.00 per share.

(5)	Income Taxes

The Company recorded no income tax expense in 2007, 2006, and 2005. The difference between the expected tax benefit for all periods presented and the actual tax expense is primarily attributable to the effect of net operating losses being offset by an increase in the Company’s valuation allowance.

F-15	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2007 and 2006 are presented below (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$125,991	112,266
Unearned revenue	143	44
Equipment, principally due to differences in depreciation	404	569
Research and development credits	24,376	17,170
Accrued liabilities and other	4,617	3,105

Total gross deferred tax assets	155,531	133,154
Less valuation allowance	(155,531)	(133,154)

Net deferred tax assets	$—	—

The net change in the total valuation allowance for the years ended June 30, 2007, 2006, and 2005 was an increase of $22.4 million, $17.7 million, and $22.2 million, respectively. Approximately $42.1 million of deferred tax assets at June 30, 2007, if recognizable in future years, will be recognized as additional paid-in capital, and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

At June 30, 2007, the Company had total federal and state tax net operating loss carryforwards of approximately $337.8 million and research and development credit carryforwards of approximately $24.4 million, which can be carried forward to reduce federal and state income taxes. If not utilized, the tax loss and research and development credit carryforwards expire beginning in 2008 through 2027. The Company’s alternative minimum tax net operating losses are approximately the same as its regular tax net operating losses. The Company also has state net operating loss and research credit carryforwards that may be utilized in accordance with the various states’ rules and regulations.

Under the rules of the Tax Reform Act of 1986, the Company has undergone changes of ownership, and consequently, the availability of the Company’s net operating loss and research and development credit carryforwards in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company’s value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credits before utilization.

(6)	Employee Deferred Savings Plan

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. The Company’s contributions to the plan were $1,598,000, $1,431,000, and $1,175,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

F-16	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

(7)	Collaborative Research Agreements

In June 2006, the Company entered into a $10.1 million research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration is recognized when completed information is delivered to the collaborator. Under this agreement the Company recognized research revenue of $7.0 million for the fiscal year ended June 30, 2007.

In June 2005, the Company entered into a $10.1 million research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration is recognized when completed information is delivered to the collaborator. Under this agreement the Company recognized research revenue of $1.9 million and $7.1 million for the fiscal years ended June 30, 2007 and 2006, respectively.

In June 2004, the Company entered into a five-year, $14.2 million research agreement to utilize its expertise to characterize pathogen-host protein interactions. Revenue related to this collaboration is being recognized on a cost-to-cost basis. Under this agreement the Company recognized research revenue of $2.4 million, $2.4 million and $2.3 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

In May 2005, the Company licensed a portion of its intellectual property related to a cancer compound to an oncology drug development company. The Company has no continuing obligations under the license. As a result of the license agreement the Company recognized the related $2.5 million in research revenue for the fiscal year ended June 30, 2005.

In March 2002, the Company entered into a three-year, $13.8 million research collaboration to identify novel drug targets for the diagnosis and treatment of depression. The agreement, which was completed in February 2005, provided the collaborator with certain license rights and specified guaranteed research funding, potential milestones, and royalties to the Company. Revenue related to the license agreement was recognized ratably over the license period and revenue related to this research collaboration was recognized as the underlying research costs were incurred. Revenue from the achievement of milestones was recognized upon achieving the milestone. Under this agreement the Company recognized research revenue of $0, $0, and $2.5 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

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

June 30, 2007, 2006, and 2005

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on loss from operations before interest income and expense and other income and expense.

	Research	Molecular diagnostics	Drug development	Total
Year ended June 30, 2007:
Revenues	$11,841	145,285	—	157,126
Depreciation and amortization	2,540	2,511	2,493	7,544
Segment operating income (loss)	(20,849)	59,978	(86,856)	(47,727)

Year ended June 30, 2006:
Revenues	13,658	100,621	—	114,279
Depreciation and amortization	2,654	2,123	2,078	6,855
Segment operating income (loss)	(15,496)	34,969	(65,062)	(45,589)

Year ended June 30, 2005:
Revenues	11,081	71,325	—	82,406
Depreciation and amortization	2,149	2,033	1,910	6,092
Segment operating income (loss)	(13,752)	15,764	(42,757)	(40,745)

	2007	2006	2005
Total operating loss for reportable segments	$(47,727)	(45,589)	(40,745)
Unallocated amounts:
Interest income	12,112	7,412	2,798
Other	653	(12)	(2,031)

Net loss	$(34,962)	(38,189)	(39,978)

All of the Company’s revenues were derived from research and testing performed in the United States. Additionally, all of the Company’s long-lived assets are located in the United States. All of the Company’s research segment revenue was generated from five, eight, and nine collaborators in fiscal 2007, 2006, and 2005, respectively. No revenue from any collaborator was in excess of 10% of the Company’s consolidated revenues for fiscal years 2007, 2006, and 2005, respectively.

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

June 30, 2007, 2006, and 2005

(10)	Investment in Prolexys Pharmaceuticals, Inc.

In April 2001, the Company contributed technology to Prolexys Pharmaceuticals, Inc. (Prolexys), in exchange for a 49% ownership interest and investors contributed a combined $82 million in cash in exchange for the remaining 51% ownership in Prolexys.

The Company accounts for its investment in Prolexys using the equity method. Because the Company’s initial investment in Prolexys consisted of technology with a carrying value of $0 on the Company’s consolidated financial statements, and given the uncertainty of the realizability of the difference between the $82 million carrying amount and the Company’s proportionate share of the net assets of Prolexys, the Company’s initial investment in Prolexys was recorded as $0. The Company allocated $41 million of this difference to technology which is being reduced as the related technology amortization, including in-process research and development charges, are recorded at Prolexys. At June 30, 2007, the remaining technology basis difference is estimated to be $7.1 million. The remaining $41 million of unallocated basis difference is being accreted to income, offset by the Company’s share of Prolexys’ losses, over the period of expected benefit of 10 years. For the period from the original investment in Prolexys through June 30, 2007, the Company’s portion of the Prolexys’ net losses exceeded the accretion of the unallocated basis. Accordingly, the Company’s investment in Prolexys is carried at $0.

Summarized balance sheet information as of June 30, 2007 and 2006 for Prolexys is as follows (in thousands):

	2007	2006
	(Unaudited)
Current assets	$4,834	5,302
Noncurrent assets	2,254	3,600
Current liabilities	1,150	1,739
Noncurrent liabilities	—	22
Stockholders’ equity	5,938	7,141

Summarized statement of operations information for Prolexys for the years ended June 30, 2007, 2006, and 2005 is as follows (in thousands):

	2007	2006	2005
	(Unaudited)
Total revenues	$47	1,253	694
Other operating costs and expenses	11,046	33,310	20,539
Net loss	(10,572)	(23,802)	(17,090)

F-19	(Continued)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007, 2006, and 2005

(11)	Public Offering of Common Stock

In February 2007, the Company received $105.3 million in net proceeds from an underwritten public offering of 3,000,000 shares of common stock pursuant to the Company’s outstanding shelf registration on Form S-3 (Registration No. 333-123914). The Company has approximately $43.4 million of securities available for sale under the shelf registration statement.

In November 2005, the Company received $139.7 million in net proceeds from an underwritten public offering of 8,050,000 shares of common stock pursuant to the Company’s outstanding shelf registration on Form S-3 (Registration No. 333-123914).

(12)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, or SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 159 on July 1, 2008 is not expected to have a material effect on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on July 1, 2007 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2007, the FASB issued EITF Issue 07-3 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services related to research and development activities. EITF 07-3 addresses whether such advanced payments should be expensed as incurred or capitalized. The Company is required to adopt EITF 07-3 effective January 1, 2008. The adoption of EITF 07-3 on January 1, 2008 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

(13)	Contingencies

Various legal claims have been filed against the Company that relate to the ordinary course of business and are currently pending resolution. In the opinion of management upon consultation with legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the financial position or future results of operations of the Company.

F-20

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2007, 2006, and 2005

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2007	$1,795	$5,650	$(4,845)	$2,600
Year ended June 30, 2006	$1,395	$2,114	$(1,714)	$1,795
Year ended June 30, 2005	$1,205	$2,244	$(2,054)	$1,395

(1)	Represents amounts written off against the allowance.

See reports of independent registered public accounting firms.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
(10.25)	Summary of compensation arrangements applicable to the Registrant’s Named Executive Officers (FY 2007 Bonus and FY 2008 Salary)

(21.1)	List of Subsidiaries of the Registrant

(23.1)	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

(23.2)	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002