Form 10-Q
period 2007-09-30
MYRIAD GENETICS INC
filed 2007-11-01
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 30, 2007 the registrant had 43,973,465 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	Sep. 30, 2007	Jun. 30, 2007
Assets
Current assets:
Cash and cash equivalents	$107,216	$143,432
Marketable investment securities	81,348	70,679
Prepaid expenses	8,288	2,499
Trade accounts receivable, less allowance for doubtful accounts of $2,900 at Sep. 30, 2007 and $2,600 at Jun. 30, 2007.	33,488	31,103
Other receivables	2,559	1,348

Total current assets	232,899	249,061

Equipment and leasehold improvements:
Equipment	56,911	54,868
Leasehold improvements	9,974	9,826

	66,885	64,694
Less accumulated depreciation	40,919	39,806

Net equipment and leasehold improvements	25,966	24,888

Long-term marketable investment securities	110,726	94,201
Other assets	3,779	3,917

	$373,370	$372,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,993	$15,763
Accrued liabilities	17,620	15,558
Deferred revenue	9	383

Total current liabilities	31,622	31,704
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 60,000 shares, issued and outstanding 43,895 at Sep. 30, 2007 and 43,440 at Jun. 30, 2007	439	434
Additional paid-in capital	601,645	592,727
Accumulated other comprehensive income (loss)	63	(398)
Accumulated deficit	(260,399)	(252,400)

Total stockholders’ equity	341,748	340,363

	$373,370	$372,067

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands, except per share amounts)	Sep. 30, 2007	Sep. 30, 2006
Revenue:
Molecular diagnostic revenue	$46,056	$30,851
Research revenue	2,210	2,692

Total revenue	48,266	33,543
Costs and expenses:
Molecular diagnostic cost of revenue	7,335	8,105
Research and development expense	26,025	26,245
Selling, general, and administrative expense	26,488	14,193

Total costs and expenses	59,848	48,543

Operating loss	(11,582)	(15,000)
Other income (expense):
Interest income	3,857	2,602
Other	(274)	(27)

	3,583	2,575

Net loss	$(7,999)	$(12,425)

Basic and diluted loss per share	$(0.18)	$(0.31)
Basic and diluted weighted average shares outstanding	43,568	39,700

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	Sep. 30, 2007	Sep. 30, 2006
Cash flows from operating activities:
Net loss	$(7,999)	$(12,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,068	1,757
Loss on disposition of assets	274	27
Share-based compensation expense	2,426	1,361
Bad debt expense	2,141	700
Changes in operating assets and liabilities:
Prepaid expenses	(5,789)	545
Trade accounts receivable	(4,526)	(3,042)
Other receivables	(1,211)	651
Accounts payable	(1,770)	(154)
Accrued liabilities	2,062	(3,662)
Deferred revenue	(374)	(59)

Net cash used in operating activities	(12,698)	(14,301)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(3,282)	(2,480)
Purchases of marketable investment securities	(80,826)	(28,285)
Proceeds from maturities of marketable investment securities	54,093	34,311

Net cash provided by (used in) investing activities	(30,015)	3,546

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	6,497	807

Net cash provided by financing activities	6,497	807

Net decrease in cash and cash equivalents	(36,216)	(9,948)
Cash and cash equivalents at beginning of period	143,432	98,573

Cash and cash equivalents at end of period	$107,216	$88,625

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. Operating results for the three months ended September 30, 2007 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to current period presentation.

(2)	Share-Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

In 2003, the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan (the 2003 Plan), as amended most recently in November 2006, under which 5.4 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan. As of September 30, 2007, approximately 3.5 million shares represented by options remain outstanding under the 2002 Plan that would be transferred to the 2003 Plan if they are cancelled or expire without delivery of the shares of stock by the Company.

The number of shares, terms, and exercise period are determined by the board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over four years and expire ten years from the date of grant. Options are granted to members of the board of directors under the terms of the 2003 Plan and vest on the first anniversary of the date of grant.

The exercise price of options granted is equivalent to the fair market value of the stock at the date of grant. During the three months ended September 30, 2007, the Company granted approximately 772,000 options under the 2003 Plan. The Company also has an Employee Stock Purchase Plan under which a maximum of 1,000,000 shares of common stock may be purchased by eligible employees. During the three months ended September 30, 2007, the Company issued no shares of common stock under the Employee Stock Purchase Plan.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period.

Share-based compensation expense included in the consolidated statements of operations for the three months ended September 30, 2007 and 2006 was approximately $2.4 million and $1.4 million, respectively. As of September 30, 2007, there was approximately $36.1 million of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 3.1 years.

(3)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows (in thousands):

	Three months ended
	Sep. 30, 2007	Sep. 30, 2006
Net loss	$(7,999)	$(12,425)
Unrealized gain on available- for-sale securities	461	345

Comprehensive loss	$(7,538)	$(12,080)

(4)	Loss Per Common Share

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

For the three months ended September 30, 2007 and 2006, there were outstanding potential common shares of 8,766,223, and 8,563,118, respectively. These potential dilutive common shares may be dilutive to future diluted earnings per share.

(5)	Segment and Related Information

The Company’s business units have been aggregated into three reportable segments: (i) research, (ii) molecular diagnostics, and (iii) drug development. The research segment is focused on the discovery of genes and protein pathways related to major common diseases. The molecular diagnostics segment provides testing to determine predisposition to common diseases and risk associated with drug toxicity and response. The drug development segment is focused on the development of therapeutic products for the treatment and prevention of major diseases.

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Research	Molecular diagnostics	Drug development	Total
Three months ended Sep. 30, 2007:
Revenue	$2,210	$46,056	$—	$48,266
Depreciation and amortization	592	800	676	2,068
Segment operating income (loss)	(6,694)	18,465	(23,353)	(11,582)
Three months ended Sep. 30, 2006:
Revenue	2,692	30,851	—	33,543
Depreciation and amortization	669	513	575	1,757
Segment operating income (loss)	(5,228)	13,070	(22,842)	(15,000)

	Three months ended Sep. 30,
(In thousands)	2007	2006
Total operating loss for reportable segments	$(11,582)	$(15,000)
Interest income	3,857	2,602
Other	(274)	(27)

Net loss	$(7,999)	$(12,425)

(6)	Recent Accounting Pronouncements

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

Our molecular diagnostic business focuses on the analysis of genes and their alterations to assess an individual’s risk for developing disease later in life (predictive medicine) and to assess a patient’s risk of disease progression, disease recurrence, drug toxicity, and drug response (personalized medicine). To date we have launched five commercial molecular diagnostic products:

•	BRACAnalysis®, predictive medicine product for breast and ovarian cancer.

•	COLARIS®, predictive medicine product for colorectal and uterine cancer.

•	COLARIS AP®, predictive medicine product for colon cancer.

•	MELARIS®, predictive medicine product for melanoma.

•	Theraguide 5-FU™, personalized medicine product for chemotherapy toxicity.

We market these products through our own 200-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenue was $46.1 million for the three months ended September 30, 2007, an increase of 49% over the same quarter in the prior year.

Myriad researchers have made important discoveries in the fields of cancer, Alzheimer’s disease, and infectious diseases such as AIDS. These discoveries point to novel disease pathways that we believe may pave the way for the development of new classes of drugs. We intend to develop and, subject to regulatory approval, market our therapeutic products in the areas of cancer, Alzheimer’s disease and viral disease. We currently have four drug candidates in seven clinical trials and a number of drug candidates in late-stage preclinical development, including:

•

Flurizan™ (tarenflurbil), our lead therapeutic candidate for the treatment of Alzheimer’s disease, is being tested in two Phase 3 clinical trials in patients with mild Alzheimer’s disease. We believe that our U.S. Phase 3 trial is proceeding on schedule and its 18-month term of study will conclude as planned at the end of March 2008. We anticipate that we will report the top-line results of this study by the end of June 2008.

•	Azixa™, our drug candidate for solid primary and metastatic brain tumors, is being tested in three Phase 2 clinical trials.

•	MPC-2130, our drug candidate for hematologic cancers, is in Phase 1 clinical testing.

•	MPC-0920, our drug candidate for thrombosis, is in Phase 1 clinical testing.

•

Vivecon™, an orally available viral maturation inhibitor, is in late-stage preclinical development for the treatment of AIDS. We plan to submit an Investigational New Drug application to the FDA by the end of December 2007.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our molecular diagnostic business, and continuing our research and development efforts. We have three reportable operating segments: (1) research, (2) molecular diagnostics, and (3) drug development. See Note 5 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments. Our revenues have consisted primarily of sales of molecular diagnostic products and research payments. We have yet to attain profitability and, for the three months ended September 30, 2007, we had net losses of $8.0 million. As of September 30, 2007 we had an accumulated deficit of $260.4 million.

We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuing conduct of human clinical trials, the launch of any drug candidates that receive regulatory approval, the launch of new molecular diagnostic products, the continuation of our internal research and development programs, and the expansion of our facilities. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and molecular diagnostic businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

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

Research revenue includes revenue from research agreements and technology licensing agreements. In applying the principles of SAB 104 and EITF 00-21 to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on the basis of contractually defined output measures such as units delivered or as underlying research costs are incurred. We make adjustments, if necessary, to the estimates used in our calculations as work progresses and we gain experience. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

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

Share-Based Payment Expense. Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, or SFAS 123R, sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires us to recognize in our consolidated statements of operations the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Molecular diagnostic revenue is comprised primarily of sales of our five molecular diagnostic products. Molecular diagnostic revenue for the three months ended September 30, 2007 was $46.1 million compared to $30.9 million for the same three months in 2006, an increase of 49%. We have recently expanded our sales force, launched a direct-to-consumer marketing campaign, and worked to increase our market penetration in the Ob/Gyn market. Through these efforts we are attempting to broaden utilization of our products with current physician customers and increase the number of new physician customers prescribing our products. We believe these efforts will allow us to continue to grow molecular diagnostic revenue in future periods; however, there can be no assurance that molecular diagnostic revenue will continue to increase or that it will continue to do so at historical rates.

Research revenue is comprised of research payments received pursuant to collaborative agreements. Research revenue for the three months ended September 30, 2007 was $2.2 million compared to $2.7 million for the same three months in 2006. This 18% decrease in research revenue is primarily attributable to the successful completion of a research collaboration. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately. In the future we expect to continue to de-emphasize external collaborations to perform research for other organizations and will focus on the operation of our molecular diagnostic and drug development segments.

Molecular diagnostic cost of revenue for the three months ended September 30, 2007 was $7.3 million compared to $8.1 million for the same three months in 2006. This decrease of 10% in molecular diagnostic cost of revenue is primarily due to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Our gross profit margin was 84% for the three months ended September 30, 2007 compared to 74% for the same three months in 2006. There can be no assurance that molecular diagnostic gross profit margins will continue to increase or that they will continue to do so at historical rates. We expect that our gross profit margins will fluctuate from quarter to quarter based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory.

Research and development expenses for the three months ended September 30, 2007 were $26.0 million compared to $26.2 million for the same three months in 2006. This decrease of 1% was due in part to decreased costs associated with our ongoing clinical trials of Flurizan, which are nearing completion, resulting in reduced research and development costs of approximately $3.1 million for the three months ended September 30, 2007 compared to the same three months in 2006. This decrease was partially offset by increased costs associated with our other drug discovery and drug development programs, which added approximately $2.9 million to our research and development costs for the three months ended September 30, 2007 compared to the same three months in 2006. We expect to increase our research and development expenses over the next several years as we conduct additional clinical trials to support the potential commercialization of our product candidates currently in clinical development, including Flurizan and Azixa, advance our other product candidates into clinical trials, and expand our research and development activities. We expect that these expenses will continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 were $26.5 million compared to $14.2 million for the same three months in 2006. This increase of 87% was partially attributable to increased sales and marketing commissions and headcount to support the 49% growth in our molecular diagnostic revenues, which resulted in an increase of $4.1 million compared to the same three months in 2006. Marketing costs associated with the launch of our direct-to-consumer advertising campaign resulted in an increase of $2.8 million compared to the same three months in 2006. Increased costs associated with our commercialization efforts to support a potential product launch of Flurizan resulted in an increase of $1.5 million compared to the same three months in 2006. Increased bad debt expense resulting from our increased molecular diagnostic sales resulted in an increase of $1.4 million compared to the same three months in 2006. General increases in costs to support growth in our molecular diagnostic business and therapeutic development efforts resulted in an increase of approximately $2.4 million compared to the same three months in 2006. We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new product launches and our drug discovery and drug development efforts.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $9.0 million, or 3%, from $308.3 million at June 30, 2007 to $299.3 million at September 30, 2007. This decrease is primarily attributable to expenditures for our ongoing clinical trials, internal research and drug development programs, acquisition of new equipment, and other expenditures incurred in the ordinary course of business. This decrease was partially offset by cash generated from sales of our molecular diagnostic products and proceeds from the exercise of stock options.

Interest income for the three months ended September 30, 2007 was $3.9 million, compared to $2.6 million for the same three months in 2006. This increase of 48% is due primarily to increases in cash, cash equivalents, and marketable investment securities.

Net cash used in operating activities was $12.7 million during the three months ended September 30, 2007 compared to $14.3 million used in operating activities during the same three months in 2006. Trade accounts receivable increased $4.5 million between June 30, 2007 and September 30, 2007, primarily due to increases in molecular diagnostic sales. Prepaid expenses increased $5.8 million between June 30, 2007 and September 30, 2007, primarily due to prepayments related to our ongoing clinical trials for Flurizan. Accrued liabilities decreased by $2.1 million between June 30, 2007 and September 30, 2007, primarily due to payments made for prior quarter sales commissions.

Our investing activities used cash of $30.0 million during the three months ended September 30, 2007 and provided cash of $3.5 million during the same three months in 2006. Investing activities were comprised primarily of purchases and maturities of marketable investment securities and capital expenditures for research equipment.

Financing activities provided cash of $6.5 million during the three months ended September 30, 2007 and provided cash of $0.8 million in the same three months in 2006. During the three months ended September 30, 2007 we received $6.5 million from the exercise of stock options.

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

•	the progress and results of our three current Phase 2 clinical trials of Azixa for the treatment of cancer and any additional trials that we may initiate based on the Phase 2 results;

•	the progress and results of our Phase 1 clinical trials for MPC-2130 and MPC-0920 and any future trials that we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Flurizan, Azixa, MPC-2130, MPC-0920, and any other preclinical drug candidates that may progress to clinical trials;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing capacities if any of our drug candidates is approved;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the costs and expenses incurred in supporting our existing molecular diagnostic products;

•	the progress, results and cost of developing additional molecular diagnostic products for our molecular diagnostic business;

•	the costs, timing and results of launching new molecular diagnostic products;

•	the costs, timing and outcome of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt and amount of sales or royalties, if any, from Flurizan, Azixa, MPC-2130, MPC-0920, and any other drug candidates.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that we may be unable to further identify, develop or achieve commercial success for new products and technologies; the risk that we may be unable to discover drugs that are safer and more efficacious than our competitors; the risk that sales of our existing molecular diagnostic products may decline or will not continue to increase at historical rates; the risk that we may be unable to develop additional predictive medicine products that help assess which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the risk that we may be unable to develop or market additional personalized medicine products that may help identify appropriate drug selection and dose; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials, including the expected timing for the conclusion of the U.S. Phase 3 trial for Flurizan, the initial report of results from that trial, and the submission of an IND to the FDA for Vivecon; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; the risk that clinical trials will not be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; the risk that we may be unable to protect our proprietary technologies; the risk of patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of September 30, 2007, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

(b)	Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

10.1@	Exclusive License Agreement, dated March 15, 1995, between the Registrant and the Hospital for Sick Children.

10.2@	Exclusive License Agreement, dated January 6, 1995, between the Registrant and Endorecherche.

10.3@	Exclusive License Agreement, dated March 13, 1996, between the Registrant and The Trustees of the University of Pennsylvania.

10.4@	License and Collaboration Agreement, dated November 19, 2003, among the Registrant, Maxim Pharmaceuticals, Inc., and Cytovia, Inc. (now known as Epicept Corporation).

10.5$	Myriad Genetics, Inc. Management Performance Program.

10.6$	Myriad Genetics, Inc. Non-Employee Director Compensation Policy.

10.7$	Form of Incentive Stock Option Agreement under the 2003 Employee, Director and Consultant Stock Option Plan, as amended.

10.8$	Form of Non-Qualified Stock Option Agreement under the 2003 Employee, Director and Consultant Stock Option Plan, as amended.

10.9$	Form of Incentive Stock Option Agreement under the 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan.

10.10$	Form of Non-Qualified Stock Option Agreement under the 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

@	Confidential treatment has been requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.

$	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date:	November 1, 2007	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date:	November 1, 2007	By:	/s/ Jay M. Moyes
Jay M. Moyes
Chief Financial Officer
(Principal financial and chief accounting officer)