Form 10-Q
period 2007-12-31
MYRIAD GENETICS INC
filed 2008-02-05
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2008 the registrant had 43,413,174 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	Dec. 31, 2007	Jun. 30, 2007
Assets
Current assets:
Cash and cash equivalents	$114,575	$143,432
Marketable investment securities	66,576	70,679
Prepaid expenses	7,283	2,499
Trade accounts receivable, less allowance for doubtful accounts of $3,650 at Dec. 31, 2007 and $2,600 at Jun. 30, 2007.	38,468	31,103
Other receivables	2,600	1,348

Total current assets	229,502	249,061

Equipment and leasehold improvements:
Equipment	61,270	54,868
Leasehold improvements	10,145	9,826

	71,415	64,694
Less accumulated depreciation	42,603	39,806

Net equipment and leasehold improvements	28,812	24,888

Long-term marketable investment securities	122,302	94,201
Other assets	3,742	3,917

	$384,358	$372,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,910	$15,763
Accrued liabilities	20,647	15,558
Deferred revenue	333	383

Total current liabilities	34,890	31,704
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 60,000 shares, issued and outstanding 44,361 at Dec. 31, 2007 and 43,440 at Jun. 30, 2007	444	434
Additional paid-in capital	613,973	592,727
Accumulated other comprehensive income (loss)	516	(398)
Accumulated deficit	(265,465)	(252,400)

Total stockholders’ equity	349,468	340,363

	$384,358	$372,067

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Revenue:
Molecular diagnostic revenue	$53,097	$34,175	$99,153	$65,026
Research and other revenue	3,645	2,960	5,855	5,652

Total revenue	56,742	37,135	105,008	70,678
Costs and expenses:
Molecular diagnostic cost of revenue	7,690	7,529	15,026	15,634
Research and development expense	27,306	24,765	53,328	51,010
Selling, general, and administrative expense	30,482	16,210	56,970	30,403

Total costs and expenses	65,478	48,504	125,324	97,047

Operating loss	(8,736)	(11,369)	(20,316)	(26,369)
Other income (expense):
Interest income	3,667	2,573	7,523	5,175
Other	2	—	(272)	(27)

	3,669	2,573	7,251	5,148

Net loss	$(5,067)	$(8,796)	$(13,065)	$(21,221)

Basic and diluted loss per share	$(0.11)	$(0.22)	$(0.30)	$(0.53)
Basic and diluted weighted average shares outstanding	44,094	39,808	43,831	39,754

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	Dec. 31, 2007	Dec. 31, 2006
Cash flows from operating activities:
Net loss	$(13,065)	$(21,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,235	3,581
Loss on disposition of assets	272	27
Share-based compensation expense	6,225	3,094
Bad debt expense	5,623	2,314
Changes in operating assets and liabilities:
Prepaid expenses	(4,784)	(1,606)
Trade accounts receivable	(12,988)	(5,500)
Other receivables	(1,252)	(1,523)
Accounts payable	(1,853)	3,393
Accrued liabilities	5,089	(4,060)
Deferred revenue	(50)	317

Net cash used in operating activities	(12,548)	(21,184)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(8,156)	(7,265)
Sales (purchases) of other assets	(100)	20
Purchases of marketable investment securities	(126,573)	(42,838)
Proceeds from maturities of marketable investment securities	103,489	54,831

Net cash provided by (used in) investing activities	(31,340)	4,748

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	15,031	3,731

Net cash provided by financing activities	15,031	3,731

Net decrease in cash and cash equivalents	(28,857)	(12,705)
Cash and cash equivalents at beginning of period	143,432	98,573

Cash and cash equivalents at end of period	$114,575	$85,868

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. Operating results for the three and six months ended December 31, 2007 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

In 2003, the Company adopted and the shareholders approved the 2003 Employee, Director and Consultant Stock Option Plan, as amended most recently in November 2007 (the 2003 Plan), under which 6.9 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan. As of December 31, 2007, approximately 3.3 million shares represented by options remain outstanding under the 2002 Plan that would be transferred to the 2003 Plan if they are cancelled or expire without delivery of the shares of stock by the Company.

The number of shares, terms, and exercise period are determined by the board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over four years and expire ten years from the date of grant. Options are granted to members of the board of directors under the terms of the 2003 Plan and vest on the first anniversary of the date of grant.

The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. During the three and six months ended December 31, 2007, the Company granted approximately 125,000 and 897,000 options under the 2003 Plan. The Company also has an Employee Stock Purchase Plan under which a maximum of 1,000,000 shares of common stock may be purchased by eligible employees. During the three and six months ended December 31, 2007, the Company issued 35,391 shares of common stock under the Employee Stock Purchase Plan.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period.

Share-based compensation expense included in the consolidated statements of operations for the three and six months ended December 31, 2007 and 2006 was approximately $3.8 million and 6.2 million compared to approximately $1.7 million and $3.1 million, respectively. As of December 31, 2007, there was approximately $35.6 million of total unrecognized share-based compensation cost related to share-based compensation granted under the Company’s plans that will be recognized over a weighted-average period of 2.8 years.

(3)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended Dec. 31,		Six months ended Dec. 31,
(In thousands)	2007	2006	2007	2006
Net loss	$(5,067)	$(8,796)	$(13,065)	$(21,221)
Unrealized gain on available-for-sale securities	453	120	914	467

Comprehensive loss	$(4,614)	$(8,676)	$(12,151)	$(20,754)

(4)	Loss Per Common Share

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

For the six months ended December 31, 2007 and 2006, there were outstanding potential common shares of 8,296,119 and 8,504,120, respectively. These potential dilutive common shares may be dilutive to future diluted earnings per share.

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

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Research	Molecular diagnostics	Drug development	Total
Three months ended Dec. 31, 2007:
Revenue	$2,395	$53,097	$1,250	$56,742
Depreciation and amortization	608	713	847	2,168
Segment operating income (loss)	(7,235)	20,766	(22,267)	(8,736)
Three months ended Dec. 31, 2006:
Revenue	2,960	34,175	—	37,135
Depreciation and amortization	661	545	618	1,824
Segment operating income (loss)	(5,201)	15,003	(21,171)	(11,369)
Six months ended Dec. 31, 2007:
Revenue	4,605	99,153	1,250	105,008
Depreciation and amortization	1,202	1,387	1,646	4,235
Segment operating income (loss)	(13,927)	39,230	(45,619)	(20,316)
Six months ended Dec. 31, 2006:
Revenue	5,652	65,026	—	70,678
Depreciation and amortization	1,330	1,059	1,192	3,581
Segment operating income (loss)	(10,428)	28,073	(44,014)	(26,369)

	Three months ended Dec. 31,		Six months ended Dec. 31,
(In thousands)	2007	2006	2007	2006
Total operating loss for reportable segments	$(8,736)	$(11,369)	$(20,316)	$(26,369)
Interest income	3,667	2,573	7,523	5,175
Other	2	—	(272)	(27)

Net loss	$(5,067)	$(8,796)	$(13,065)	$(21,221)

(6)	Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Our molecular diagnostic business focuses on the analysis of genes and their alterations to assess an individual’s risk for developing disease later in life (predictive medicine) and to assess a patient’s risk of disease progression, disease recurrence, drug toxicity, and drug response (personalized medicine). To date we have launched five commercial molecular diagnostic products:

•	BRACAnalysis®, our predictive medicine product for breast and ovarian cancer

•	COLARIS®, our predictive medicine product for colorectal and uterine cancer

•	COLARIS AP®, our predictive medicine product for colon cancer

•	MELARIS®, our predictive medicine product for melanoma

•	Theraguide™ 5FU, our personalized medicine product for chemotherapy toxicity

We market these products through our own sales force of approximately 200 people in the United States and we have entered into marketing collaborations with other organizations in other countries. Molecular diagnostic revenue was $53.1 million and $99.2 million for the three and six months ended December 31, 2007, an increase of 55% and 52% over revenues of $34.2 and $65.0 million for the same periods in the prior year.

Myriad researchers have made important discoveries in the fields of cancer, Alzheimer’s disease, and infectious diseases such as AIDS. These discoveries point to novel disease pathways that we believe may pave the way for the development of new classes of drugs. We intend to develop and, subject to regulatory approval, market our therapeutic products in the areas of cancer, Alzheimer’s disease and viral disease. We currently have five drug candidates in seven clinical trials and a number of drug candidates in late-stage preclinical development, including:

•

Flurizan® (tarenflurbil), our lead therapeutic candidate for the treatment of Alzheimer’s disease, is being tested in two Phase 3 clinical trials in patients with mild Alzheimer’s disease. We believe that our U.S. Phase 3 trial is proceeding on schedule and its 18-month term of study will conclude as planned at the end of March 2008. We anticipate that we will report the top-line results of this study by the end of June 2008;

•	Azixa™, our drug candidate for solid primary and metastatic brain tumors, is being tested in three Phase 2 clinical trials;

•	Vivecon™, our drug candidate for the treatment of AIDS, is in Phase 1 clinical testing;

•	MPC-2130, our drug candidate for hematologic cancers, is in Phase 1 clinical testing; and

•	MPC-0920, our drug candidate for thrombosis, recently completed Phase 1 clinical testing.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our molecular diagnostic business, and continuing our research and development efforts. We have three reportable operating segments: (1) research, (2) molecular diagnostics, and (3) drug development. See Note 5 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments. Our revenues have consisted primarily of sales of molecular diagnostic products and research payments. We have yet to attain profitability and, for the three and six months ended December 31, 2007, we had net losses of $5.1 million and $13.1 million, respectively. As of December 31, 2007 we had an accumulated deficit of $265.5 million.

We expect to incur losses for at least the next several years, primarily due to the expansion of our drug discovery and development efforts, the initiation and continuing conduct of human clinical trials, the preparation for launch and the launch of any drug candidates that receive regulatory approval, the launch of new molecular diagnostic products, the continuation of our internal research and development programs, and the expansion of our facilities. Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our pharmaceutical and molecular diagnostic businesses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

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

Results of Operations for the Three Months Ended December 31, 2007 and 2006

Molecular diagnostic revenue is comprised primarily of sales of our five molecular diagnostic products. Molecular diagnostic revenue for the three months ended December 31, 2007 was $53.1 million compared to $34.2 million for the same three months in 2006, an increase of 55%. We have expanded our sales force, launched a direct-to-consumer marketing campaign for our BRACAnalysis® predictive medicine product, and worked to increase our market penetration in the Ob/Gyn market. Through these efforts we are attempting to broaden utilization of our products with current physician customers and increase the number of new physician customers prescribing our products. We believe these efforts will allow us to continue to grow molecular diagnostic revenue in future periods; however, there can be no assurance that molecular diagnostic revenue will continue to increase or that it will continue to do so at historical rates.

Research and other revenue is comprised of research payments received pursuant to collaborative agreements. Research revenue for the three months ended December 31, 2007 was $3.6 million compared to $3.0 million for the same three months in 2006. This 23% increase in research revenue is primarily attributable to the addition of a new collaboration agreement. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately. In general, the Company continues to focus its research efforts on internal programs to develop molecular diagnostic and therapeutic products and de-emphasize external research collaborations.

Molecular diagnostic cost of revenue for the three months ended December 31, 2007 was $7.7 million compared to $7.5 million for the same three months in 2006. This increase of 2% in molecular diagnostic cost of revenue is primarily due to the 55% increase in sales of our molecular diagnostic products, and was partially offset by technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Our gross profit margin was 86% for the three months ended December 31, 2007 compared to 78% for the same three months in 2006. There can be no assurance that molecular diagnostic gross profit margins will continue to increase or that they will continue to do so at historical rates. We expect that our gross profit margins will fluctuate from quarter to quarter based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory.

Research and development expenses for the three months ended December 31, 2007 were $27.3 million compared to $24.8 million for the same three months in 2006. This increase of 10% was primarily due to increased costs of approximately $1.2 million associated with shared-based payment expense under FAS 123R for the three months ended December 31, 2007 compared to the same three months in 2006. Increased costs associated with our molecular diagnostic research programs added approximately $0.7 million and increased costs associated with our pharmaceutical development programs added $0.6 million for the three months ended December 31, 2007 compared to the same three months in 2006. We expect to increase our research and development expenses over the next several years as we conduct additional clinical trials to support the potential commercialization of our product candidates currently in clinical development, including Flurizan, Azixa and Vivecon, advance our other product candidates into clinical trials, and expand our research and development activities. We expect that these expenses will continue to fluctuate based on changes in our research programs and the progression of our drug development programs.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended December 31, 2007 were $30.5 million compared to $16.2 million for the same three months in 2006. The increase in selling, general and administrative expense for the three months ended December 31, 2007 compared to same three months in 2006 was due primarily to:

•	Increased expense for sales and marketing commissions and headcount of approximately $4.4 million to support the 55% growth in our molecular diagnostic revenues;

•	Increased marketing costs of approximately $3.2 million associated with the launch of our direct-to-consumer advertising campaign for our BRACAnalysis® predictive medicine product;

•	Growth in our molecular diagnostic sales resulted in an increase of $1.9 million in bad debt expense;

•	Expansion of our commercialization efforts to support a potential product launch of Flurizan resulted in an increase of approximately $1.3 million;

•	Increased share-based payment expense under SFAS 123R of approximately $0.8 million;

•	General increases in costs of approximately $2.7 million to support growth in our molecular diagnostic business and therapeutic development efforts.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new product launches and our drug discovery and drug development efforts.

Results of Operations for the Six Months Ended December 31, 2007 and 2006

Molecular diagnostic revenue for the six months ended December 31, 2007 was $99.2 million compared to $65.0 million for the same six months in 2006, an increase of 52%. Increased sales, marketing, and education efforts, including our direct-to-consumer advertising campaign, have resulted in wider acceptance of our products by the medical community and increased revenue for the six months ended December 31, 2007. There can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Research and other revenue for the six months ended December 31, 2007 was $5.9 million compared to $5.7 million for the same six months in 2006. This 4% increase in research revenue is primarily attributable the addition of a new collaboration in the six months ended December 31, 2007. In general, the Company continues to focus its research efforts on internal programs to develop molecular diagnostic and therapeutic products and de-emphasize external research collaborations.

Molecular diagnostic cost of revenue for the six months ended December 31, 2007 was $15.0 million compared to $15.6 million for the same six months in 2006. This decrease of 4% in molecular diagnostic cost of revenue is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory, which was offset by increased sales of our molecular diagnostic products. Our gross profit margin was 85% for the six months ended December 31, 2007 compared to 76% for the same six months in 2006.

Research and development expenses for the six months ended December 31, 2007 were $53.3 million compared to $51.0 million for the same six months in 2006. This increase of 5% was primarily due to increased costs of approximately $1.9 million associated with shared-based payment expense under FAS 123R for the six months ended December 31, 2007 compared to the same six months in 2006.

Selling, general and administrative expenses for the six months ended December 31, 2007 were $57.0 million compared to $30.4 million for the same six months in 2006. The increase in selling, general and administrative expense for the six months ended December 31, 2007 compared to same six months in 2006 was due primarily to:

•	Increased expense for sales and marketing commissions and headcount of approximately $8.6 million to support the 52% growth in our molecular diagnostic revenues;

•	Increased marketing costs of approximately $6.0 million associated with the launch of our direct-to-consumer advertising campaign for our BRACAnalysis® predictive medicine product;

•	Growth in our molecular diagnostic sales resulted in an increase of $3.2 million in bad debt expense;

•	Expansion of our commercialization efforts to support a potential product launch of Flurizan resulted in an increase of approximately $2.8 million;

•	Increased share-based payment expense of approximately $1.2 million; and

•	General increases in costs of approximately $4.8 million to support growth in our molecular diagnostic business and therapeutic development efforts.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new product launches, our efforts in support of our existing molecular diagnostic products, and our drug discovery and drug development efforts.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $4.9 million, or 2%, from $308.3 million at June 30, 2007 to $303.5 million at December 31, 2007. This decrease is primarily attributable to expenditures for our ongoing clinical trials, internal research and drug development programs, acquisition of new equipment, and other expenditures incurred in the ordinary course of business. This decrease was partially offset by cash generated from sales of our molecular diagnostic products and proceeds from the exercise of stock options.

Interest income for the six months ended December 31, 2007 was $7.5 million, compared to $5.2 million for the same six months in 2006. This increase of 45% is due primarily to increases in cash, cash equivalents, and marketable investment securities during the same period in 2006.

Net cash used in operating activities was $12.5 million during the six months ended December 31, 2007 compared to $21.2 million used in operating activities during the same six months in 2006. Trade accounts receivable increased $13.0 million between June 30, 2007 and December 31, 2007, primarily due to increases in molecular diagnostic sales. Prepaid expenses increased $4.8 million between June 30, 2007 and December 31, 2007, primarily due to prepayments related to our ongoing clinical trials for Flurizan. Accrued liabilities increased by $5.1 million between June 30, 2007 and December 31, 2007, primarily due to accrued sales commissions and amounts accrued for our ongoing clinical trials.

Our investing activities used cash of $31.3 million during the six months ended December 31, 2007 and provided cash of $4.7 million during the same six months in 2006. Investing activities were comprised primarily of purchases and maturities of marketable investment securities and capital expenditures for research equipment.

Financing activities provided cash of $15.0 million during the six months ended December 31, 2007 and provided cash of $3.7 million in the same six months in 2006. During the six months ended December 31, 2007 we received $15.0 million from the exercise of stock options and sales of our shares under our Employee Stock Purchase Plan.

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

•	the progress and results of our three current Phase 2 clinical trials of Azixa for the treatment of cancer and any additional trials that we may initiate based on the Phase 2 results;

•	any future trials that we may initiate based on results of our Phase 1 clinical trial for MPC-0920;

•	the progress and results of our Phase 1 clinical trials for Vivecon and MPC-2130 and any future trials that we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Flurizan, Azixa, Vivecon, MPC-2130, MPC-0920, and any other preclinical drug candidates that may progress to clinical trials;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing capacities if any of our drug candidates is approved;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the costs and expenses incurred in supporting our existing molecular diagnostic products;

•	the progress, results and cost of developing additional molecular diagnostic products for our molecular diagnostic business;

•	the costs, timing and results of launching new molecular diagnostic products;

•	the costs, timing and outcome of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us; and

•	the costs to satisfy our obligations under potential future collaborations.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that we may be unable to further identify, develop or achieve commercial success for new products and technologies; the risk that we may be unable to discover drugs that are safer and more efficacious than our competitors; the risk that sales of our existing molecular diagnostic products may decline or will not continue to increase at historical rates; the risk that we may be unable to develop additional predictive medicine products that help assess which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the risk that we may be unable to develop or market additional personalized medicine products that may help identify appropriate drug selection and dose; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials, including the expected timing for the conclusion of the U.S. Phase 3 trial for Flurizan and the initial report of results from that trial; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; the risk that clinical trials will not be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; the risk that we may be unable to protect our proprietary technologies; the risk of patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of December 31, 2007, we have determined that in the event of a hypothetical 10 percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

On November 15, 2007, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). A quorum of 35,594,031 shares of Common Stock of the Company (of a total of 43,864,477 shares outstanding as of the record date, or 81.15%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1.	To elect three members to the Board of Directors to serve three-year terms until the 2010 Annual Meeting and until their successors are duly elected and qualified or until their earlier death, resignation, retirement or removal. The nominees for Director were Peter D. Meldrum, Mark H. Skolnick, Ph.D. and Linda S. Wilson, Ph.D.

2.	To approve a proposed amendment to the Company’s 2003 Employee, Director and Consultant Stock Option Plan to increase by 1,500,000 the number of shares of our common stock available for issuance under this plan.

3.	To ratify the selection of Ernst and Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:

	FOR	WITHHELD
Peter D. Meldrum	35,335,709	258,320
Mark H. Skolnick, Ph.D.	35,346,694	247,335
Linda S. Wilson, Ph.D.	35,301,711	292,318

Immediately following the Annual Meeting Walter Gilbert, Ph.D., Arthur H. Hayes, Jr., M.D., and Dennis H. Langer, M.D., J.D. continued to serve as Directors for terms expiring at the 2008 Annual Meeting and Robert S. Attiyeh and John T. Henderson, M.D. continued to serve as Directors for terms expiring at the 2009 Annual Meeting, and until their respective successors are duly elected and qualified, or until their earliest death, resignation, retirement or removal.

In addition, on November 15, 2007 following the Annual Meeting, the Board of Directors of the Company approved a resolution, effective as of that date, to increase the size of the Board from eight to nine directors and appointed Gerald P. Belle to fill the newly created Board vacancy. Mr. Belle was appointed to serve until the 2009 Annual Meeting and until his successor has been duly elected and qualified, or until his earlier death, resignation, retirement or removal.

Proposal 2:

For	23,447,973
Against	6,109,727
Abstain	42,070
Broker Non-vote	5,994,261

Proposal 3:

For	35,526,023
Against	42,506
Abstain	25,500
Broker Non-vote	0

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1$	Form of Amendment to Form of Executive Retention Agreement.

10.2$	Myriad Genetics, Inc. 2003 Employee, Director and Consultant Stock Option Plan, as amended (previously filed and incorporated herein by reference from the Current Report on Form 8-K filed on November 16, 2007).

10.3	Restated By-Laws (previously filed and incorporated herein by reference from the Current Report on Form 8-K filed on November 16, 2007).

10.4$	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and James S. Evans dated March 3, 1995 (previously filed and incorporated herein by reference from the Current Report on Form 8-K filed on November 6, 2007).

10.5$	Resignation Agreement between Myriad Genetics, Inc. and Jay M. Moyes dated November 1, 2007 (previously filed and incorporated herein by reference from the Current Report on Form 8-K filed on November 6, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

$	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 5, 2008	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: February 5, 2008	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)