Form 10-K
period 2008-06-30
MYRIAD GENETICS INC
filed 2008-08-28
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-26642

MYRIAD GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0494517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Wakara Way, Salt Lake City, UT	84108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 584-3600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,023,702,135.

As of August 25, 2008 the registrant had 45,651,701 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2008.

PART I

Item 1.	BUSINESS

Overview

We are a leading healthcare company focused on the development and marketing of novel molecular diagnostic and therapeutic products. We employ a number of proprietary technologies that permit us to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset, progression and treatment of disease. We use this information to guide the development of new healthcare products that are designed to treat disease and assess a person’s risk of disease later in life.

Our molecular diagnostic business focuses on the analysis of genes and their alterations to assess an individual’s risk for developing disease later in life (predictive medicine) and to assess a patient’s risk of disease progression, disease recurrence, drug toxicity, and drug response (personalized medicine). To date we have launched five commercial molecular diagnostic products, including both predictive medicine and personalized medicine products. We market these products through our own 200-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenue was $222.9 million for the year ended June 30, 2008, an increase of 53% over the prior fiscal year.

We believe that the future of medicine lies in the creation of new classes of drugs that treat the underlying cause, not just the symptoms, of disease and that may be useful in disease prevention. By understanding the genetic basis of disease, we believe we will be able to develop drugs that are more effective and have fewer side effects. In addition, we believe that advances in the emerging field of molecular diagnostics will improve our ability to determine which patients are subject to a greater risk of developing disease and who therefore would benefit from preventive therapies. Molecular diagnostic products may also guide a patient’s healthcare to ensure the patient receives the most appropriate drug at the optimal dose.

To treat complex diseases effectively it is important to understand the function of genes and their proteins, how the disruption of important biological pathways can lead to disease, and the optimal point of therapeutic intervention in the pathway so that drugs may be developed to prevent, modify, or halt disease progression. Myriad researchers have made important discoveries in the fields of cancer and infectious diseases such as AIDS. These discoveries point to novel disease pathways that we believe may pave the way for the development of new classes of drugs. As we learn more about the genetic basis of disease, we believe that we may be able to develop drugs that are more effective and have fewer side effects. Our major drug development programs include Azixa™ for the treatment of primary and metastatic brain tumors, Vivecon™ for the treatment of AIDS, MPC-2130 for the treatment of hematologic cancers, MPC-3100 for the treatment of solid tumors, and MPC-0920 for the treatment of thrombosis. Flurizan™, our drug candidate for the treatment of Alzheimer’s disease was discontinued in as much as our U.S. Phase III trial did not achieve statistical significance.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our molecular diagnostic business, and continuing our research and development efforts. Our revenues for the fiscal year ended June 30, 2008 consisted primarily of sales of molecular diagnostic products (67%), pharmaceutical license revenue (30%), and research payments (3%). For the year ended June 30, 2008, we had a net profit of $47.8 million. As of June 30, 2008 we had an accumulated deficit of $204.6 million.

Our Business Strategy

Our business strategy is to understand the relationship between genes, proteins and human diseases in order to develop the next generation of therapeutic and molecular diagnostic products. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these genes, proteins, and pathways will enable us to develop novel therapeutic and molecular diagnostic products. Our business strategy includes the following key elements:

•

Discover important disease genes, understand their function and determine their role in human disease. We will continue to use our proprietary technologies, including our bioinformatics and robotic technologies, in an effort to efficiently discover important genes and proteins and to understand their role in human disease. These technologies enable us to go beyond a single gene, protein or drug target and explore a large number of potential drug targets involved in a disease pathway. We also use proprietary RNA expression, immunohistochemistry (“IHC”), and DNA analysis technologies to identify genetic abnormalities that contribute to the disease process. We believe these technologies provide us with a significant competitive advantage and numerous product opportunities.

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

•

Develop and commercialize therapeutic products. We will continue to employ our assay development and high-throughput screening technologies in an effort to rapidly identify lead compounds for potential drug development. We intend to take selected drug candidates, particularly in the areas of cancer, and viral diseases, through the clinical development process independently. We are focusing on these indications due to the large unmet medical need for effective and less toxic drugs. If any of our drug candidates receives regulatory approval, we intend to build a commercial operation focused on promoting that drug to specialist physicians.

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

Historically, we have utilized a strategy of combining a profitable, rapidly growing molecular diagnostic business with significant pharmaceutical opportunities. We believe that this strategy has reduced the risk typically associated with a more traditional biotechnology company, while affording us the upside opportunity for pharmaceutical product development. As we consider our future strategic direction, management will do a comprehensive review and consider our strategic alternatives, including but not limited to: continuing the Company’s current strategy of operating a diagnostics business in tandem with a pharmaceutical business; a possible corporate restructuring which would separate the molecular diagnostic business from the pharmaceutical business as independent operating entities; or other strategies that management may consider. Management will report its analysis to our Board of Directors who will be responsible for determining the most appropriate strategy to move the Company forward.

Molecular Diagnostic Products

Molecular diagnostic products analyze genes and their mutations to assess an individual’s risk for developing disease later in life, as well as a patient’s risk of disease progression, disease recurrence, drug toxicity, and drug response. Armed with this risk assessment information, individuals can take action to prevent or delay the onset of disease and physicians can ensure that patients receive the most appropriate healthcare for the treatment of their disease.

To date, we have launched five commercial molecular diagnostic products. We market these products through our own 200-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenues were $222.9 million for the year ended June 30, 2008, an increase of 53% over the prior fiscal year. Our current commercial molecular diagnostic products are described below:

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

According to the American Cancer Society, in 2008 there will be approximately 263,000 women in the United States diagnosed with invasive breast cancer, Ductal Carcinoma In Situ (DCIS), or ovarian cancer. This year in the United States an estimated 56,000 women will die from these cancers. The test is currently priced at $3,120 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to 23 U.S. patents covering BRACAnalysis.

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

Colorectal cancer is the second leading cause of cancer deaths in the United States. According to the American Cancer Society, approximately 189,000 new cases of colorectal or uterine cancer will be diagnosed this year. Familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases according to the American Society of Clinical Oncologists. The test is currently priced at $2,950 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to eight U.S. patents covering COLARIS.

•

COLARIS AP®: molecular diagnostic product for colon cancer. COLARIS AP detects mutations in the APC and MYH genes, which cause a colon polyp-forming syndrome known as Familial Adenomatous Polyposis (FAP), a more common variation of the syndrome known as attenuated FAP, and the MYH-associated polyposis signature (MAP). Individuals who carry a deleterious mutation in the APC or MYH gene may have a greater than 90% lifetime risk of developing colon cancer. Effective preventive measures include colonoscopy and the removal of pre-cancerous polyps and prophylactic surgery. The test is currently priced at $1,795 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to 11 U.S. patents covering COLARIS AP.

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

According to the American Cancer Society, approximately 62,000 new cases of melanoma will be diagnosed in the United States in 2008. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. MELARIS is currently priced at $745 and is covered by most major health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to 11 U.S. patents covering MELARIS.

•

THERAGUIDE™ 5-FU: molecular diagnostic product for chemotherapy toxicity. THERAGUIDE 5-FU analyzes mutations in the DPYD gene and variations in the TYMS gene to assess patient risk of 5-FU toxicity and to help guide physician dosing decisions. Cancer patients who test positive for THERAGUIDE 5-FU have an increased risk of suffering toxicity from 5-FU chemotherapy and should be considered for a reduced dose of 5-FU or for other chemotherapy regimens. There are approximately 500,000 5-FU prescriptions written each year in the United States and approximately 16-20% of patients given 5-FU will experience medically significant toxicity issues (grade 3 or 4 toxicity). 5-FU is widely prescribed for the treatment of colon, breast, skin, and head and neck cancers.

According to IMS Prescription data there are approximately 250,000 new patients put on 5-FU each year. THERAGUIDE 5-FU is currently priced at $1,100 and is covered by certain health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to five U.S. patent application covering THERAGUIDE 5-FU.

Therapeutic Products in Development

We have developed and integrated a powerful set of technologies that enable us to identify novel drug targets. Each drug target is tested in high-throughput screening against our chemically diverse library, comprised of approximately 400,000 different small molecule compounds. Our staff of medicinal and analytical chemists develops analogs based on the original lead structure using molecular modeling and other techniques to increase the efficacy, improve the safety, increase the solubility, and increase the oral bioavailability of the lead compounds. Once a candidate drug has been selected, we assess its safety and efficacy in vivo and perform the necessary toxicology and pharmacokinetic analysis in preparation for submission of an Investigational New Drug, or IND, application.

We currently have five drug candidates in clinical trials or late-stage preclinical development. Our most advanced drug development programs are described below:

Azixa: drug candidate for solid primary and metastatic brain tumors. Azixa is a novel, small-molecule drug candidate that has a dual mode of action. It is both a vascular disruption agent and a tubulin inhibitor that is currently in Phase 2 clinical trials. The first phase of the Phase 2 studies is designed to confirm the safety profile of Azixa in combination with other chemotherapeutic agents. We are investigating both carboplatin and temozolomide in the Phase 2 trials. The second phase of the Phase 2 trials will assess its ability to improve the overall survival of patients with brain tumors. The Phase 2 studies will explore Azixa’s efficacy in both primary brain tumors and metastatic brain tumors. The trial will compare the survival of patients treated with a chemotherapeutic agent alone to those treated with Azixa plus the chemotherapy drug.

Azixa has demonstrated the ability to effectively cross the blood-brain barrier and is not subject to multiple drug resistance. Azixa has shown activity in Phase 1 studies against brain metastases from lung, breast, colon, and skin (melanoma). According to the National Cancer Institute approximately 170,000 new cases of brain metastases will be diagnosed in the United States in 2008. We own or have exclusive licensed rights to 19 U.S. patent applications covering Azixa.

•

Vivecon: preclinical drug candidate for AIDS. Vivecon, an orally available viral maturation inhibitor, is in Phase 1 clinical testing. The study is designed to evaluate the safety and pharmacokinetic profile of Vivecon in healthy volunteers. Vivecon represents a new class of drug candidates for the treatment of AIDS. Vivecon, a novel maturation inhibitor, has demonstrated strong anti-HIV activity in the low nanomolar range. More importantly, Vivecon has been shown to be active against drug resistant strains of HIV.

According to the National Institute of Allergy and Infectious Diseases, or NIAID, it is estimated that approximately 40,000 new cases of AIDS will be diagnosed in the United States in 2008 and more than 900,000 Americans are living with HIV infection. We own or have exclusive licensed rights to four U.S. patent applications covering Vivecon.

•

MPC-2130: drug candidate for hematologic cancers. Our drug candidate MPC-2130, a novel apoptosis inducing small molecule, is in Phase 1 clinical testing. The testing is designed to evaluate the safety and pharmacokinetic profile of MPC-2130 in patients with hematologic (blood) cancers as well as refractory cancers that have progressed despite previous chemotherapy. In preclinical studies, MPC-2130 demonstrated cancer cell killing activity in ovarian cancer and prostate cancer as well as two lymphoma cell lines, Burkitt’s lymphoma and T-cell lymphoma. In addition, it has been shown that MPC-2130 is not subject to multiple drug resistance.

According to the American Cancer Society, approximately 119,000 Americans will be diagnosed with hematologic cancers in 2008. We own six U.S. patent applications covering MPC-2130.

•

MPC-3100: preclinical drug candidate for the treatment of cancer. Our drug candidate MPC-3100, an Hsp 90 inhibitor, is in late stage preclinical development and is scheduled to enter human clinical testing in the next fiscal year. HSP 90 is an important molecular chaperone that stabilizes oncogenic proteins and enables tumors to develop drug resistance. MPC-3100 is a small molecular drug with good oral bioavailability and will be studied in patients with solid tumors to evaluate its safety and pharmacokinetic profile. In preclinical studies, MPC-3100 caused tumor regression at doses that were well tolerated in animals.

According to the American Cancer Society, approximately 1.2 million new cases of solid tumor cancers will be diagnosed in the United States in 2008. We own or have exclusive licensed rights to two U.S. patent applications covering MPC-3100.

•

MPC-0920: drug candidate for thrombosis. Our drug candidate MPC-0920, an orally available direct thrombin inhibitor, has completed a Phase 1 clinical study. The trial used an escalating dose regimen designed to evaluate the safety, pharmacokinetic, and pharmacodymanic profile of MPC-0920 in healthy volunteers. MPC-0920 has demonstrated characteristics that may offer improvements over traditional anticoagulants, which have limitations such as non-selectivity, inability to effect thrombin-bound fibrin, and drug and food interactions. We believe that deep-vein thrombosis and atrial fibrillation represent two potentially large markets, and our intentions are to partner MPC-0920 with a major pharmaceutical company. We own or have exclusive licensed rights to two U.S. patents and one U.S. patent application covering MPC-0920.

•

Flurizan (tarenflurbil): drug candidate for Alzheimer’s disease. On June 30, 2008, we announced the results of our U.S. 18-month Phase 3 study of Flurizan in patients with mild Alzheimer’s disease. The study did not achieve statistical significance on either of its primary endpoints —cognition and activities of daily living. As a result the Company is discontinuing all ongoing Flurizan clinical studies, including its global Phase 3 trial.

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

We own or have licensed rights to 312 issued patents as well as numerous patent applications in the United States and foreign countries. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed, or found unenforceable.

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

We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. These include some of our genomic, proteomic, RNA expression, DNA analysis, IHC, robotic and bioinformatic technologies. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or products after obtaining regulatory clearance, competitors may be able to market competing processes and products.

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

We also entered into separate license agreements with the University, The Trustees of the University of Pennsylvania, The Hospital for Sick Children and Endorecherche, Inc. (collectively referred to as the Licensors) for the exclusive rights to utilize certain intellectual property rights of the respective Licensors, including issued patents that relate to the BRCA2 gene, on a world-wide basis. Under these license agreements we pay each of the Licensors a royalty based on net sales of our BRACAnalysis molecular diagnostic products. Each of these license agreements ends on the last to expire patent covered by the respective license agreements which presently is not anticipated to expire until December 2015.

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

Governmental Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our products and services and in our ongoing research and development activities. The therapeutic products, and some of the molecular diagnostic products to be developed by us, will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining regulatory approval could have a material adverse effect on our business.

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

•

PHASE 2: Studies in a limited patient population designed to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine tolerance and optimal dosage.

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

Human Resources

As of August 1, 2008, we had 994 full-time equivalent employees, including 108 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Item 1A.	RISK FACTORS

Risks Related to Our Business and Our Strategy

We are a company in the early stages of development and commercialization and may never achieve the goals of our business plan.

Although we have developed and marketed several molecular diagnostic products to date, we believe our future success is dependent upon our ability to successfully develop and commercialize additional molecular diagnostic products and our potential therapeutic products. All of our therapeutic products are still in development and many are still in the early stages of development. Our drug candidate Azixa is currently the subject of Phase 2 clinical trials for metastatic brain cancer and primary brain cancer. We are conducting a Phase 1 clinical trial for the evaluation of Vivecon for the treatment of AIDS. Our drug candidate MPC-2130 is currently the subject of a Phase 1 clinical trial for advanced metastatic tumors or blood cancers as well as refractory cancer that has progressed despite previous chemotherapy. Our drug candidate MPC-0920 has completed a Phase 1 clinical trial for the treatment of thrombosis. Other potential therapeutic products are in various stages of pre-clinical development. Any therapeutic products under development by us may take several more years to develop and must undergo extensive preclinical and clinical testing. Additionally, therapeutic products are subject to substantial regulatory review. We may be unable to discover or develop any therapeutic or additional predictive medicine products through the utilization of our technologies. Even if we develop products for commercial use, we may not be able to develop products that:

•	meet applicable regulatory standards, in a timely manner or at all;

•	successfully compete with other technologies and products;

•	avoid infringing the proprietary rights of others;

•	can be manufactured in sufficient quantities or at reasonable cost; or

•	can be successfully marketed.

We must generate significant revenue to maintain profitability. Even if we succeed in developing and commercializing one or more of our therapeutic drug candidates or any additional molecular diagnostic products, we may not be able to generate sufficient revenue and we may never be able to maintain profitability.

We have a history of operating losses.

We have a limited operating history and until our fiscal year ended June 30, 2008, have experienced operating losses since our inception. We had an accumulated deficit of $204.6 million as of June 30, 2008. In order to develop and commercialize our products, we expect to incur significant expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Azixa and Vivecon, advance our other product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and engage in commercialization activities in anticipation of potential FDA and other foreign regulatory approvals of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future profits. Additionally, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

•	our ability to identify drug targets and lead compounds that may lead to future therapeutic products;

•	our ability to develop candidate drugs and receive required regulatory approvals;

•	our ability to obtain regulatory approval for and successfully commercialize our therapeutic products;

•	the approval and introduction of competitive products;

•	the willingness of third-party payors to provide full or even partial reimbursement coverage for our products;

•	our ability to develop a sales force and marketing team to market our therapeutic products; and

•	our ability to increase commercial acceptance of our current molecular diagnostic products and to develop and successfully commercialize additional molecular diagnostic products.

•	our ability to maintain or grow current product revenues.

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

We have limited sources of revenue and if we are unable to secure additional funding, we may have to reduce or discontinue operations.

As of June 30, 2008, we had approximately $420.1 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2008 our revenues were approximately $333.6 million, and cash from operating activities was approximately $103.7 million. Our revenues resulted from sales of our molecular diagnostic products of $222.9 million, $100.0 million in pharmaceutical revenue, consisting of a non-refundable upfront fee received from H. Lundbeck A/S (Lundbeck) in connection with an agreement we entered into with Lundbeck for European commercialization of our former Alzheimer’s discease therapeutic candidate, Flurizan, and $10.8 million from our research collaborations and other projects. To develop and bring new molecular diagnostic products to market and to develop and bring our therapeutic product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical testing and clinical trials. While we anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations for at least the next two years, we may need or want to raise additional financing within this period of time. Our future capital requirements will depend on many factors that are currently unknown to us, including:

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the progress and results of our Phase 2 clinical trials for Azixa and any future trials we may initiate as a result of these trials;

•	the progress and results of our Phase 1 clinical trial for Vivecon and any future trials we may initiate based on the results of this trial;

•	the progress and results of our Phase 1 clinical trial for MPC-2130, and any future trials we may initiate based on the results of this trial;

•	our ability to partner MPC-0920 or results of future clinical trials for MPC-0920;

•	the results of our preclinical studies and testing for our preclinical programs, and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Azixa, Vivecon, MPC-2130, and MPC-3100 and any other preclinical drug candidates that progress to clinical trials;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the progress, results, and costs of developing additional molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and commercial manufacturing capacities if any of our drug candidates is approved;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt and amount of sales or royalties, if any, from Azixa, Vivecon, MPC-2130, MPC-0920, and any other drug candidates.

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

Our therapeutic candidates are subject to extensive regulation by the FDA and similar regulatory agencies in other countries relating to development, clinical trials, manufacturing and commercialization. In the U.S. and in many foreign jurisdictions, rigorous preclinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new therapeutic can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable and depends on many factors, including the complexity of the therapeutic candidate. To date, our clinical-stage therapeutic candidates, Azixa, Vivecon, MPC-0920, and MPC-2130 have been studied in a relatively small number of patients. Early-stage clinical trials in small numbers of patients are often not predictive of results in later-stage clinical trials with a larger and more diverse patient population. Even therapeutic candidates with favorable results in late-stage pivotal clinical trials may fail to get approved for commercialization for many reasons, including:

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

We will only receive regulatory approval to commercialize a therapeutic candidate if we can demonstrate to the satisfaction of the FDA or an applicable foreign regulatory agency, in well-designed and conducted clinical trials, that the therapeutic candidate is safe and effective and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex and extremely expensive processes with uncertain results. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. In connection with the clinical trials of our current therapeutic candidates and any other therapeutic candidates that we may seek to develop in the future, we face risks including:

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

We have no therapeutic candidates that have received regulatory approval for commercial sale. Our most advanced therapeutic candidate is Azixa for the treatment of primary and metastatic brain tumors. Our next most advanced therapeutic candidate is Vivecon for the treatment of AIDS. We do not expect to have any commercial therapeutic products on the market for a number of years, if at all. Trial and error is inherent in drug discovery and development, and we may fail at numerous stages along the way. Success in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later clinical trials. We may face additional challenges with some of our drug candidates that are members of new classes of drugs which attempt to modify the course of a disease rather than simply addressing the symptoms of the disease. Measurement of success, protocols and regulatory standards for such disease-modifying drugs have not been defined and are still evolving. A number of companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed and ongoing studies and trials for our therapeutic candidates may not be predictive of the results we may obtain in later-stage trials.

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

Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our current expectations. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we may have projected for any of our therapeutic candidates. If we have difficulty enrolling or retaining a sufficient number of patients to participate and complete our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials. Delays in enrolling patients in our clinical trials or the withdrawal of subjects enrolled in our clinical trials would adversely affect our ability to develop and seek approval for our drug candidates, could delay or eliminate our ability to generate products and revenue and could impose significant additional costs on us.

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

The establishment and operation of our molecular diagnostic laboratory and the production and marketing of services and products developed through our technologies, as well as our ongoing research and development activities, are subject to regulation by numerous federal, state and local governmental authorities in the United States. We have been accredited under the Clinical Laboratory Evaluation Program by the Department of Health of the State of New York. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our molecular diagnostic operations and could have a material adverse effect on our business. We have also received federal accreditation from the Department of Health and Human Services under the Clinical Laboratory Improvement Amendments, or CLIA to operate our clinical laboratory. CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. To renew CLIA certification, laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of these laboratories. If we were to lose our CLIA certification, whether as a result of a revocation, suspension or limitation, we would no longer be able to continue our molecular diagnostic operations which would have a material adverse effect on our business.

Furthermore, while the FDA has elected not to substantially regulate the activities or tests performed by laboratories like our clinical laboratory, the FDA has stated that it has the right to do so, and the FDA may seek to regulate or require clearance or approval of our molecular diagnostic products in the future. In September 2006, the FDA issued draft guidance on a new class of tests called In Vitro Diagnostic Multivariate Index Assays, or IVDMIAs. Under this draft guidance, some laboratory-developed tests may be determined to be IVDMIAs and could be classified as Class II or Class III medical devices, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. In July 2007, the FDA posted revised draft guidance on IVDMIAs. In this draft guidance, the FDA provides examples of devices that the FDA does not consider to meet the definition of IVDMIAs and that are outside the scope of its guidance document. One such category is genotype determination, which is the type of analysis performed for all our currently marketed products. The comment period for this revised guidance expired in October 2007, and it is not clear whether or when the FDA may finalize this draft guidance. We cannot provide any assurance, however, that FDA regulation, including pre-market review, will not be required in the future for our molecular diagnostic products. Extension of FDA regulation to our molecular diagnostic products may occur through new enforcement policies adopted by the FDA of new legislation enacted by Congress. If pre-market review is required, our business could be negatively impacted if we are required to stop selling molecular diagnostic products pending their pre-market clearance or approval

Risks Related to Commercialization of Our Products and Product Candidates

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

These factors present obstacles to commercial acceptance of our products, which we will have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so will harm our business.

We may not be able to maintain or increase revenue growth and profitability for our molecular diagnostic products.

BRACAnalysis, our product for breast and ovarian cancer, was the first molecular diagnostic product that we launched in November 1996. Sales of BRACAnalysis account for a majority of our molecular diagnostic revenues. An interruption or cessation of BRACAnalysis sample flow would have a material impact on our revenues and future profitability.

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

We depend on the success of our lead product candidates, Azixa and Vivecon, which are still under development.

We have invested significant resources in the development of Azixa and Vivecon. We anticipate that our future success will depend on the successful development and commercialization of Azixa for primary and metastatic brain tumors and Vivecon for HIV infected individuals. The commercial success of these product candidates will depend on several factors, including the following:

•

successful completion of our current Phase 2 clinical trials of Azixa for the treatment of primary and metastatic brain tumors, and any future trials we may conduct based on the results of the Phase 2 trials;

•	successful completion of our current Phase 1 clinical trial in Vivecon for the treatment of HIV infected individuals, and any future trials we may conduct based on the results of the Phase 1 trial;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	if approved, the successful commercial launch of Azixa or Vivecon;

•	producing batches of the active pharmaceutical ingredient used in Azixa or Vivecon in commercial quantities through a validated process;

•	manufacturing and supplying Azixa or Vivecon in sufficient quantities to meet commercial demand; and

•	acceptance of Azixa or Vivecon or competitive products in the medical community and with third-party payors.

If we are not successful in developing or commercializing Azixa or Vivecon, or if we are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease drug development operations.

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

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins, biomarkers, and drug targets, and to commercialize therapeutic and molecular diagnostic products could be adversely affected.

We have relationships with research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes, proteins, biomarkers, and protein pathways involved in human disease and commercialize therapeutic and molecular diagnostic products will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

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

Our agreements with our employees generally provide for employment that can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision to which each employee is subject expires for certain key employees on the applicable date of termination of employment.

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

We have limited sales, marketing and distribution experience and capabilities. These capabilities consist primarily of our sales force that markets our cancer-related molecular diagnostic products to oncologists and Ob/Gyns in the United States. We believe that if we develop therapeutic products in the area of cancer, given the concentrated nature of the oncology market, we would be able to leverage the efforts of our existing oncology sales force to market these products. However, depending on the nature of the therapeutic products and services for which we obtain marketing approval, we may need to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties. For example, some types of pharmaceutical products require a large sales force and extensive marketing capabilities for effective commercialization. To date, we have not entered into an arrangement for marketing any current drug candidate, and we may not be able to do so on commercially reasonable terms when required. For therapeutic products for diseases with small medical specialty groups, we may elect to develop our own sales and marketing force. If in the future we elect to perform sales, marketing and distribution functions for such types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

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

In both domestic and foreign markets, sales of our molecular diagnostic products or any future drug or diagnostic products will depend in part, upon the availability of reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which drugs or tests they will pay for and the amounts that they will pay for new drugs or molecular diagnostic products. The fact that a drug or diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a drug or diagnostic product will remain approved for reimbursement or that similar or additional drugs or diagnostic products will be approved in the future. As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic products or, if approved, our drugs. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing of prescription pharmaceuticals. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical product pricing. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our drug candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

Risks Related to Our Intellectual Property

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

As of June 30, 2008, our patent portfolio included 312 issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims covering our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for drug targets we discover, for therapeutic compounds we develop, for predisposing genes we identify and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring one or more of our drug candidates or molecular diagnostic products to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

The market prices for securities of biotechnology companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2008, our stock price has ranged from $21.72 per share to $59.18 per share. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	results of our Phase 2 clinical trials for Azixa and any future clinical trials we may conduct based on the results of the Phase 2 trials;

•	results of our current Phase 1 clinical trials of Vivecon for the treatment of AIDS and any future trials that we may initiate based on the results of the Phase 1 trial;

•	results of our Phase 1 clinical trial for MPC-2130, and any future trials we may initiate based on the results of our current trial;

•	our ability to partner MPC-0920 or results of future clinical trials for MPC-0920;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	failure or delays in advancing drug candidates from our preclinical programs, or other drug candidates we may discover or acquire in the future, into clinical trials;

•	failure or discontinuation of any of our research programs;

•	our entry into or the loss of a significant collaboration;

•	delays or other problems with manufacturing our drug candidates or approved products;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;

•	failure to meet estimates or recommendations by securities analysts that cover our common stock;

•	public concern over our drug candidates or any approved products;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;

•	economic, healthcare and biotechnology trends, disasters or crises and other external factors; and

•	period-to-period fluctuations in our financial results.

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

Our headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of 220,000 square feet of building space dedicated to research and development, administration and laboratory space that has received federal certification under CLIA. Activity related to our research, drug development and molecular diagnostic segments is performed at this location. We have also entered into an agreement to lease an additional 87,000 square feet currently under construction adjacent to our existing facilities. The leases on our existing facilities have terms of fifteen years, expiring from 2017 through 2024, and provide for renewal options for up to ten additional years.

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

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock began trading on the NASDAQ National Market on October 6, 1995 under the symbol “MYGN.” Effective July 1, 2006, the NASDAQ National Market changed its name and split into two different tiers, the NASDAQ Global Market and the NASDAQ Global Select Market, and we were automatically transferred to the NASDAQ Global Select Market. The following table sets forth the high and low sales prices for our Common Stock, as reported by the NASDAQ Global Select market for the last two fiscal years:

	High	Low
Fiscal Year Ended June 30, 2008:
Fourth Quarter	$50.58	$39.93
Third Quarter	$49.74	$34.35
Second Quarter	$59.18	$44.25
First Quarter	$52.92	$36.24
Fiscal Year Ended June 30, 2007:
Fourth Quarter	$40.30	$33.94
Third Quarter	$37.43	$30.00
Second Quarter	$31.87	$23.98
First Quarter	$26.66	$21.72

Stockholders

As of August 20, 2008, there were approximately 143 stockholders of record of our Common Stock and, according to our estimates, approximately 23,580 beneficial owners of our Common Stock.

Dividends

We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2008 and 2007, as well as consolidated statements of operations for the years ended June 30, 2008, 2007, and 2006 and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years Ended June 30,
In thousands, except per share amounts	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Molecular diagnostic revenue	$222,855	$145,285	$100,621	$71,325	$43,294
Pharmaceutical revenue	100,000	—	—	—	—
Research and other revenue	10,774	11,841	13,658	11,081	11,748
Related party research revenue	—	—	—	—	1,606

Total revenues	333,629	157,126	114,279	82,406	56,648
Costs and expenses:
Molecular diagnostic cost of revenue	32,340	30,813	27,644	20,322	13,751
Research and development expense	139,715	98,670	82,976	59,243	50,697
Selling, general and administrative expense	123,493	75,370	49,248	43,586	34,835

Total costs and expenses	295,548	204,853	159,868	123,151	99,283

Operating income (loss)	38,081	(47,727)	(45,589)	(40,745)	(42,635)
Other income (expense):
Interest income	13,709	12,112	7,412	2,798	2,025
Other	(3,337)	653	(12)	(2,031)	(10)

Income (loss) before income taxes	48,453	(34,962)	(38,189)	(39,978)	(40,620)

Income tax provision	608	—	—	—	—

Net income (loss)	$47,845	$(34,962)	$(38,189)	$(39,978)	$(40,620)

Basic earnings (loss) per share	$1.08	$(0.85)	$(1.05)	$(1.30)	$(1.49)

Diluted earnings (loss) per share	$1.02	$(0.85)	$(1.05)	$(1.30)	$(1.49)

Basic weighted average shares outstanding	44,189	41,055	36,278	30,720	27,326

Diluted weighted average shares outstanding	46,704	41,055	36,278	30,720	27,326

	As of June 30,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$420,056	$308,312	$227,744	$113,843	$141,839
Working capital	394,944	311,558	225,465	112,270	148,586
Total assets	499,342	375,540	276,603	158,958	188,356
Stockholders’ equity	425,655	340,363	249,781	135,673	173,276

Quarterly Financial Data (Unaudited)

	Quarters Ended
In thousands, except per share amounts	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Consolidated Statement of Operations Data:
Molecular diagnostic revenue	$64,679	$59,023	$53,097	$46,056
Pharmaceutical revenue	100,000	—	—	—
Research and other revenue	2,177	2,742	3,645	2,210

Total revenue	166,856	61,765	56,742	48,266

Costs and expenses:
Molecular diagnostic cost of revenue	9,051	8,263	7,690	7,335
Research and development expense	55,224	31,161	27,306	26,025
Selling, general and administrative expense	36,366	30,157	30,482	26,488

Total costs and expenses	100,641	69,581	65,478	59,848

Operating income (loss)	66,215	(7,816)	(8,736)	(11,582)

Other income (expense):
Interest income	2,935	3,250	3,667	3,857
Other	(3,000)	(65)	2	(274)

Income (loss) before income taxes	66,150	(4,631)	(5,067)	(7,999)

Income tax provision	608	—	—	—

Net income (loss)	$65,542	$(4,631)	$(5,067)	$(7,999)

Basic earnings (loss) per share	$1.47	$(0.10)	$(0.11)	$(0.18)

Diluted net earnings (loss) per share	$1.40	$(0.10)	$(0.11)	$(0.18)

Basic weighted average shares outstanding	44,655	44,448	44,094	43,568

Diluted weighted average shares outstanding	46,969	44,448	44,094	43,568

	Quarters Ended
In thousands, except per share amounts	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Consolidated Statement of Operations Data:
Molecular diagnostic revenue	$42,268	$37,991	$34,175	$30,851
Research revenue	3,210	2,979	2,960	2,692

Total revenue	45,478	40,970	37,135	33,543

Costs and expenses:
Molecular diagnostic cost of revenue	7,602	7,577	7,529	8,105
Research and development expense	24,771	22,890	24,764	26,245
Selling, general and administrative expense	25,371	19,595	16,211	14,193

Total costs and expenses	57,744	50,062	48,504	48,543

Operating loss	(12,266)	(9,092)	(11,369)	(15,000)
Other income (expense):
Interest income	3,814	3,123	2,573	2,602
Other	648	32	—	(27)

	4,462	3,155	2,573	2,575

Net loss	$(7,804)	$(5,937)	$(8,796)	$(12,425)

Basic and diluted net loss per share	$(0.18)	$(0.14)	$(0.22)	$(0.31)

Basic and diluted weighted average shares outstanding	43,242	41,503	39,808	39,700

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading healthcare company focused on the development and marketing of novel molecular diagnostic and therapeutic products. We employ a number of proprietary technologies that permit us to understand the genetic basis of human disease and the role that genes and their related proteins play in the onset and progression of disease. We use this information to guide the development of new healthcare products that are designed to treat major diseases and assess a person’s risk of disease later in life.

We have devoted substantially all of our resources to our three reportable operating segments: (1) research, which focuses on the discovery of genes related to major common diseases, (2) molecular diagnostics, which focuses on the analysis of genes and their alterations to assess the risk for developing disease later in life (predictive medicine) and to assess the risk of disease progression, disease recurrence, drug toxicity, and drug response (personalized medicine), and (3) drug development, which focuses on the development of therapeutic products for the treatment and prevention of major diseases. See Note 8 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding these operating segments. Until the fiscal year ended June 30, 2008, our revenues have consisted primarily of sales of molecular diagnostic products and research payments. During the year ended June 30, 2008, we reported a net income of $47.8 million. In fiscal 2008, our revenue included $100.0 million in pharmaceutical revenue, consisting of a non-refundable upfront fee received from H. Lundbeck A/S (Lundbeck), in connection with an agreement we entered into with Lundbeck for European commercialization of our former Alzheimer’s disease therapeutic candidate, Flurizan. As of June 30, 2008 we had an accumulated deficit of $204.6 million.

We incurred research and development expenses of $139.7 million, $98.7 million, and $83.0 million for the years ended June 30, 2008, 2007, and 2006 respectively. Our research and development expenses include costs incurred for our drug candidates currently in human clinical trials, including Azixa, Vivecon, MPC-2130, and MPC-0920. Currently, the only costs we track by each drug candidate are external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other outsourced research. We do not assign to each drug candidate our internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. All research and development costs for our drug candidates are expensed as incurred.

The timing and amount of any future expenses, completion dates, and revenues for our drug candidates is not readily determinable due to the early stage of development of those candidates.

We do not know if we will be successful in developing any of our drug candidates. While expenses associated with the completion of our current clinical programs are expected to be substantial and increase, we believe that accurately projecting total program-specific expenses through commercialization is not possible at this time. The timing and amount of these expenses will depend upon the costs associated with potential future clinical trials of our drug candidates, and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time. We are also unable to predict when, if ever, material net cash inflows will commence from our drug candidates. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including:

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

Additionally, we expect to incur substantial sales, marketing and other expenses in connection with building our therapeutic and molecular diagnostic businesses. We expect that earnings will fluctuate from quarter to quarter and that such fluctuations may be substantial.

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

Revenue Recognition. Molecular diagnostic revenue includes revenue from the sale of molecular diagnostic products and related marketing agreements, and is recorded at the invoiced amount net of any discounts or allowances. Molecular diagnostic revenue is recognized upon completion of the test, communication of results, and when collectability is reasonably assured.

Revenue from non-refundable upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period or upon termination of a development or license agreement when the Company has no ongoing obligation

Research revenue includes revenue from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 and EITF 00-21 to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement, as underlying research costs are incurred, or on the basis of contractually defined output measures such as units delivered. We make adjustments, if necessary, to the estimates used in our calculations as work progresses and we gain experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. Revenue from milestone payments for which we have no continuing performance obligations is recognized upon achievement of the related milestone. When we have continuing performance obligations, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

Allowance for Doubtful Accounts. The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Trade accounts receivable are comprised of amounts due from sales of our molecular diagnostic products, which are recorded net of any discounts or contractual allowances. We analyze trade accounts receivable and consider historic experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms when evaluating the adequacy of the allowance for doubtful accounts.

We periodically evaluate and adjust the allowance for doubtful accounts when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position; however, to date these changes have not been material. It is possible that we may need to adjust our estimates in future periods.

After a review of our allowance for doubtful accounts as of June 30, 2008 and 2007, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $410,000 and $260,000, respectively.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, or SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159 on July 1, 2008 is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard by us on July 1, 2008 is not expected to have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) replaced SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. Generally, SFAS 141(R) is effective on a prospective basis for all business combinations completed on or after January 1, 2009. We are currently in the process of evaluating the extent of those potential impacts.

In December 2007, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. We are in the process of evaluating the impact of adopting EITF 07-1 on our financial statements.

Results of Operations

Years ended June 30, 2008 and 2007

Molecular diagnostic revenue is comprised primarily of sales of our molecular diagnostic products. Molecular diagnostic revenue for the fiscal year ended June 30, 2008 was $222.9 million compared to $145.3 million for the prior fiscal year, an increase of 53%. This 53% increase in molecular diagnostic revenue is primarily attributable to increased testing volume. Increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and increased testing volumes for the fiscal year ended June 30, 2008. We are currently in the process of expanding our sales force, executing a public awareness marketing campaign, and increasing our market penetration in the Ob/Gyn market. Through these efforts we are attempting to broaden utilization of our products with current physician customers and increase the number of new physician customers prescribing our products. We believe these efforts will allow us to continue to grow molecular diagnostic revenue in future periods; however, there can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Pharmaceutical revenue is comprised of co-marketing agreement payments received relating to a therapeutic product. On May 21, 2008, we entered into an agreement with Lundbeck for European commercialization of our former Alzheimer’s disease therapeutic candidate, Flurizan. As consideration for entering into the agreement we received a $100 million non-refundable upfront fee which we expected to recognize over 15 years. On June 30, 2008, we announced the results of our U.S. 18-month Phase 3 study of Flurizan in patients with mild Alzheimer’s disease. The study did not achieve statistical significance on either of its primary endpoints — cognition and activities of daily living. As a result we discontinued all ongoing Flurizan clinical studies, including our global Phase 3 trial, and have no further performance obligations under the agreement. The discontinuance of the Flurizan development program and any ongoing development activity related to Flurizan resulted in the recognition of of the full $100.0 million upfront fee as pharmaceutical revenue in fiscal 2008.

Research and other revenue is comprised of research payments received pursuant to collaborative agreements. Research revenue for the fiscal year ended June 30, 2008 was $10.8 million compared to $11.8 million for the prior fiscal year. This 9% decrease in research revenue is primarily attributable to the successful completion of research collaborations during 2008. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately. In the future we expect to continue to de-emphasize external collaborations.

Molecular diagnostic cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Molecular diagnostic cost of revenue for the fiscal year ended June 30, 2008 was $32.3 million compared to $30.8 million for the prior fiscal year. This increase of 5% in molecular diagnostic cost of revenue is primarily due to the 53% increase in molecular diagnostic revenues for the fiscal year ended June 30, 2008 compared to the prior fiscal year. Our gross profit margin was 85% for the fiscal year ended June 30, 2008 compared to 79% for the prior fiscal year. This increase in gross profit margins is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase and we expect that our gross profit margins will fluctuate from quarter to quarter based on the introduction of new products as well as new technologies and operating systems in our molecular diagnostic laboratory.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments cost, facilities expense, and costs associated with our clinical trials. Research and development expenses for the fiscal year ended June 30, 2008 were $139.7 million compared to $98.7 million for the prior fiscal year. This increase of 42% was primarily due to:

•

one-time sub-license costs of approximately $20 million being claimed under our license agreement with Encore Pharmaceuticals, Inc. based on license revenue under our Lundbeck co-marketing agreement with Lundbeck;

•	increased costs of approximately $10.1 million associated with our pharmaceutical development programs;

•	increased costs of approximately $6.0 million associated with our molecular diagnostic research programs; and

•	increased SFAS 123R share-based payment expense of approximately $4.9 million.

We expect our research and development expenses will fluxuate over the next several years as we develop additional molecular diagnostic products, conduct additional clinical trials to support the potential commercialization of our product candidates currently in clinical development, including Azixa, Vivecon, and MPC-2130, advance our other product candidates into clinical trials, and expand our research and development activities. In the near term, we expect these expenses to be lower than recent historical levels due to the termination of our Flurizan development program. We also expect to incur some ancillary expenses in connection with the termination of our Flurizan development program which may be significant in amount.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2008 were $123.5 million compared to $75.4 million for the prior fiscal year. This increase of 64% was primarily attributable to:

•

increased sales and marketing expense of approximately $18.6 million to support the 53% growth in our molecular diagnostic revenues, which included the expansion of our oncology and Ob/Gyn sales force, as well as commissions, travel, and initiative programs;

•	expansion of our commercialization efforts to support the anticipated product launch of Flurizan which resulted in an increase of approximately $8.2 million;

•	an increase of $5.7 million in bad debt expense with resulted from growth in our molecular diagnostic sales;

•	increased marketing costs of approximately $5.0 million associated with the launch of our public awareness campaign for our BRACAnalysis predictive medicine product;

•	general increases in expenses of approximately $4.8 million to support growth in administrative support and facility costs;

•	general increases in costs of approximately $3.3 million to support growth in our molecular diagnostic business and therapeutic development efforts; and

•	increased SFAS 123R share-based payment expense of approximately $2.5 million.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new product launches, our efforts in support of our existing molecular diagnostic products, and our drug discovery and drug development efforts.

Interest income for the fiscal year ended June 30, 2008 was $13.7 million, compared to $12.1 million for the prior fiscal year. The increase was due primarily to increases in cash, cash equivalents, and marketable investment securities.

Other income and expense for the fiscal year ended June 30, 2008 decreased $3.9 million from income of $0.6 million for the fiscal year ended June 30, 2007 to $3.3 million expense for the fiscal year ended June 30, 2008. The decrease is primarily attributable to the write-off of $3 million in our preferred stock investment in Encore Pharmaceuticals as a result of our discontinuation of the Flurizan development program.

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

Research and development expenses for the fiscal year ended June 30, 2007 were $98.7 million compared to $83.0 million for the prior fiscal year. This increase of 19% was primarily due to increased costs associated with our ongoing clinical trials of Flurizan and Azixa.

Selling, general and administrative expenses for the fiscal year ended June 30, 2007 were $75.4 million compared to $49.2 million for the prior fiscal year. This increase of 53% was primarily attributable to:

•

increased sales and marketing commissions, headcount, and related costs to support the 44% growth in our molecular diagnostic business, which resulted in an increase of $9.3 million compared to the prior fiscal year;

•	marketing costs associated with the preparation of a direct-to-consumer advertising campaign, which resulted in an increase of $4.3 million compared to the prior fiscal year;

•	increased bad debt expense, which resulted in an increase of $3.6 million compared to the prior fiscal year;

•	increased share-based payment expense of approximately $2.9 million compared to the prior fiscal year; and

•

general increases in costs to support growth in our molecular diagnostic business and therapeutic development efforts, which resulted in an increase of approximately $6.1 million compared to the prior fiscal year.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $111.7 million, or 36%, from $308.3 million at June 30, 2007 to $420.1 million at June 30, 2008. This increase is primarily attributable to receipt of a $100 million cash payment received from Lundbeck under the co-marketing agreement for Flurizan, cash generated from our molecular diagnostic revenue and, to a lesser extent, research collaboration payments and proceeds from the exercise of stock options, warrants, and sales of our common stock under our Employee Stock Purchase Plan. This increase was partially offset by expenditures for our ongoing clinical trials, internal research and drug development programs, acquisition of capital assets, and other expenditures incurred in the ordinary course of business.

Net cash provided by operating activities was $103.7 million during the fiscal year ended June 30, 2008 compared to $25.9 million used in operating activities during the prior fiscal year. Trade receivables increased $21.1 million between June 30, 2008 and June 30, 2007, primarily due to the 53% increase in molecular diagnostic sales during the same period. Accounts payable increased by $9.1 million and accrued liabilities increased $27.7 million between June 30, 2007 and June 30, 2008, primarily due to amounts owed related to our ongoing clinical trials and a maximum license fee of $20 million that may be payable in connection with our co-marketing agreement with Lundbeck.

Our investing activities used cash of $31.3 million during the fiscal year ended June 30, 2008 compared to $46.7 million used in investing activities during the prior fiscal year. For the fiscal year ended June 30, 2008, purchases of marketable investment securities used cash of $191.7 million, maturities of marketable investment securities provided cash of $174.4 million, and capital expenditures for research equipment used cash of $13.7 million.

Financing activities provided cash of $21.9 million during the fiscal year ended June 30, 2008 and provided cash of $117.4 million in the prior fiscal year. The decrease in cash provided by financing activities is attributed primarily to net proceeds of $105.3 million received in the prior year from an underwritten offering of 3.0 million shares of our common stock pursuant to our outstanding shelf registration statement on Form S-3 (Registration No. 333-123914). As of June 30, 2008, we have approximately $43.4 million of securities available for sale under this shelf registration statement. During the fiscal year ended June 30, 2008, we received $20.7 million from the exercise of stock options and the purchase of our common stock from our Employee Stock Purchase Plan and $1.2 million from the exercise of warrants.

We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	the progress and results of our current Phase 2 clinical trials of Azixa for the treatment of cancer and any additional trials that we may initiate based on the Phase 2 results;

•	the progress and results of our Phase 1 clinical trials for Vivecon and MPC-2130 and any future trials that we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Azixa, Vivecon, MPC-2130, MPC-0920, and any preclinical drug candidates that may progress to clinical trials;

•	the costs of establishing sales and marketing functions and of establishing or contracting for commercial manufacturing capacities if any of our drug candidates is approved;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the costs and expenses incurred in supporting our existing molecular diagnostic products;

•	the progress, results and cost of developing additional molecular diagnostic products for our molecular diagnostic business;

•	the costs, timing and results of launching new molecular diagnostic products;

•	the costs, timing and outcome of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us associated with any of our current or future products;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us; and

•	the costs to satisfy our obligations under potential future collaborations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our consolidated contractual obligations as of June 30, 2008 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Operating leases	$102,360	$5,655	$15,941	$16,343	$64,421
Purchase obligations	310	310	—	—	—
Contractual services	7,173	6,429	744	—	—

Total	$109,843	$12,394	$16,685	$16,343	$64,421

Contractual services represent financial commitments for drug development and clinical trial activities that can be terminated at our request. The expected timing of payment for the obligations listed above is estimated based on current information. Actual payment timing and amounts may differ depending on the timing of goods or services received or other changes. The table above only includes payment obligations that are fixed or determinable. The table excludes potential milestone payments we may be required to pay under license agreements in the aggregate of up to $23 million based on the progress of our drug candidates currently in development, as the likelihood and timing of these payments are not yet determinable. The table also excludes royalties to third parties based on future sales of any of our product candidates that are approved for sale, as the amounts, timing, and likelihood of any such payments are unknown.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues, or operating results during the periods presented.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

We currently hold $4 million in securities, classified as marketable investment securities, with an auction reset feature (“auction rate securities”). In February 2008, auctions began to fail for these securities and each auction since then has failed. We have determined that any change in fair value to these auction rate securities would not have a material impact upon our financial statements, taken as a whole.

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of June 30, 2008, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

b. Attestation Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Myriad Genetics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Myriad Genetics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Myriad Genetics, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended of Myriad Genetics, Inc. and our report dated August 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
August 25, 2008

c. Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on November 13, 2008.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Management-Committees of the Board of Directors and Meetings-Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Compensation Committee Report” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on November 13, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on November 13, 2008.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Management – The Board of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on November 13, 2008.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants (Notice Item 3)” in our Proxy Statement for the 2008 Annual Meeting of the Stockholders to be held on November 13, 2008.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II—Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2008, 2007, and 2006

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
(3.1 (a))g	—	Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 (a))

(3.1 (b))g	—	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3.1 (b))

(3.1 (c))g	—	Certificate of Designations of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 (c))

(3.2)p	—	Restated By-Laws of the Registrant (Filed as Exhibit 3.2)

(4.1)	—	See Exhibits 3.1(a), 3.1(b), 3.1(c) and 3.2

(4.2)f	—	Form of Common Stock Certificate (Filed as Exhibit 4.2)

(4.3)j	—	Rights Agreement dated as of July 17, 2001, between the Registrant and Mellon Investor Services, LLC (filed as Exhibit 4.1)

(4.4)f	—	Agreement of Substitution and Amendment of Common Shares Rights Agreement by and between the Registrant and American Stock Transfer and Trust Company dated August 16, 2002 (Filed as Exhibit 4.4)

(10.1 (a))$f	—	2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.1)

(10.1 (b))$n		Form of Incentive Stock Option Agreement under the 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.9)

(10.1 (c))$n		Form of Non-Qualified Stock Option Agreement under the 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.10)

(10.2 (a))$p	—	2003 Employee, Director and Consultant Stock Option Plan, as amended (Filed as Exhibit 99.1)

(10.2 (b))$n		Form of Incentive Stock Option Agreement under the 2003 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.7)

(10.1 (c))$n		Form of Non-Qualified Stock Option Agreement under the 2003 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.8)

(10.3)$k	—	Employee Stock Purchase Plan, as amended (Filed as Exhibit 99.2)

(10.4)$a	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Peter D. Meldrum, dated May 15, 1993 (Filed as Exhibit 10.3)

(10.5)$a	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D., dated January 1, 1994 (Filed as Exhibit 10.4)

(10.6)$a	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Jay M. Moyes, dated July 12, 1993 (Filed as Exhibit 10.5) [NOTE: Because Jay is an NEO in the proxy, his contracts need to stay in for now.]

(10.7)$m	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and Gregory C. Critchfield, M.D., dated September 14, 1998 (Filed as Exhibit 10.7)

(10.8)$m	—	Employment Agreement between Myriad Genetics, Inc., Myriad Pharmaceuticals, Inc. and Adrian N. Hobden, Ph.D., dated September 30, 1998 (Filed as Exhibit 10.8)

(10.9)@a	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated October 8, 1991, as amended (Breast Cancer—BRCA1) (Filed as Exhibit 10.13)

(10.10)@a	—	Exclusive License Agreement between the Registrant and the University of Utah Research Foundation, dated November 23, 1994 (Breast Cancer—BRCA2) (Filed as Exhibit 10.17)

(10.11)b	—	Lease Agreement, dated October 12, 1995, between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.2)

(10.12)b	—	Amendment to Lease Agreement, dated March 29, 1996 between the Boyer Research Park Associates V, by its general partner, the Boyer Company and the Registrant (Filed as Exhibit 10.3)

(10.13)c	—	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Research Park Associated VI, by its general partner, the Boyer Company, L.C. and the Registrant (Filed as Exhibit 10.44)

(10.14)d	—	Memorandum of Lease between the Company and Boyer Foothill Associates, Ltd. dated August 24, 1998 (Filed as Exhibit 10.1)

(10.15)d	—	Memorandum of Lease between the Company and Boyer Research Park Associates VI, L.C. dated August 24, 1998 (Filed as Exhibit 10.2)

(10.16)d	—	Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust) between the Company and Wells Fargo Bank, National Association dated June 24, 1998 (Filed as Exhibit 10.3)

(10.17)e	—	Lease Agreement, dated March 31, 2001 between the Registrant and Boyer Research Park Associates VI, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 10.1)

(10.18)e	—	Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C. (Filed as Exhibit 10.2)

(10.19)$i	—	Form of Executive Retention Agreement (Filed as Exhibit 10.1)

(10.20 (a))$l		Executive Retention Agreement, dated November 17, 2006, between Myriad Genetics, Inc. and Mark. C. Capone (Filed as Exhibit 10.1)

(10.20 (b))$q		Form of Amendment to Form of Executive Retention Agreement (Filed as Exhibit 10.1)

(10.21)h	—	Lease Agreement, dated June 29, 2005 between the Registrant and Boyer Research Park Associates VIII, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 99.1)

(10.22)h	—	Letter of Understanding regarding Lease Agreement, dated June 29, 2005 between the Registrant and Boyer Research Park Associates VIII, by it general partner, The Boyer Company, L.C. (Filed as Exhibit 99.2)

(10.23)@n	—	Exclusive License Agreement, dated March 15, 2995, between the Registrant and the Hospital for Sick Children (Filed as Exhibit 10.1)

(10.24)@n	—	Exclusive License Agreement, dated January 6, 1995, between the Registrant and Endorecherche (Filed as Exhibit 10.2)

(10.25)@n	—	Exclusive License Agreement, dated March 13, 1996, between the Registrant and The Trustees of the University of Pennsylvania (Filed as Exhibit 10.3)

(10.26)@n	—	License and Collaboration Agreement, dated November 19, 2003, among the Registrant, Maxim Pharmaceuticals, Inc., and Cytovia, Inc. (now known as Epicept Corporation) (Filed as Exhibit 10.4)

(10.27)n	—	Myriad Genetics, Inc. Management Performance Program (Filed as Exhibit 10.5)

(10.28)n	—	Myriad Genetics, Inc. Non-Employee Director Compensation Policy (Filed as Exhibit 10.6)

(10.29)$o	—	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and James S. Evans dated March 3, 1995 (Filed as Exhibit 10.1)

(10.30)$o	—	Resignation Agreement between Myriad Genetics, Inc. and Jay M. Moyes dated November 1, 2007 (Filed as Exhibit 10.2)

(10.31)$	—	Summary of compensation arrangements applicable to the Registrant’s Named Executive Officers (FY 2008 Bonus and FY 2009 Salary)

(10.32)	—	Lease Agreement, dated March 11, 2008 between the Registrant and Boyer Research Park Associates IX, by it general partner, The Boyer Company, L.C.

(10.33)#	—	Co-marketing Agreement, dated May 21, 2008 between the Registrant and H. Lundbeck A/S

(21.1)	—	List of Subsidiaries of the Registrant

(23.1)	—	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

(23.2)	—	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

(31.1)	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@	Confidential treatment has been granted by the Commission as to certain portions.
#	Confidential treatment has been requested from the Commission as to certain portions.
$	Management contract or compensatory plan or arrangement.
a	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 33-95970.
b	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1996, File No. 0-26642.
c	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 1998, File No. 0-26642.
d	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 1998, File No. 0-26642.
e	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending March 31, 2001, File No. 0-26642.
f	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2002, File No. 0-26642.
g	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2001, File No. 0-26642.
h	Previously filed and incorporated herein by reference from the Form 8-K filed on July 5, 2005, File No. 0-26642.
i	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending March 31, 2005, File No. 0-26642.
j	Previously filed and incorporated herein by reference from the Form 8-K filed on July 18, 2001, File No. 0-26642.
k	Previously filed and incorporated herein by reference from the Form 8-K filed on November 20, 2006, File No. 0-26642.
l	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 2006, File No. 0-26642.
m	Previously filed and incorporated herein by reference from the Form 10-K for the period ending June 30, 2004, File No. 0-26642.
n	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 2007, File No. 0-26642.
o	Previously filed and incorporated herein by reference from the Form 8-K on November 6, 2007, File No. 0-26642.
p	Previously filed and incorporated herein by reference from the Form 8-K filed on November 16, 2007, File No. 0-26642.
q	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending December 31, 2007, File No. 0-26642.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2008.

MYRIAD GENETICS, INC.

By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Peter D. Meldrum	President, Chief Executive Officer and Director	August 28, 2008
	Peter D. Meldrum	(principal executive officer)

By:	/s/ James S. Evans	Chief Financial Officer	August 28, 2008
	James S. Evans	(principal financial and accounting officer)

By:	/s/ John T. Henderson	Chairman of the Board	August 28, 2008
John T. Henderson, M.D.

By:	/s/ Walter Gilbert	Vice Chairman of the Board	August 28, 2008
Walter Gilbert, Ph.D.

By:	/s/ Mark H. Skolnick	Chief Scientific Officer and Director	August 28, 2008
Mark H. Skolnick, Ph.D.

By:	/s/ Gerald P. Belle	Director	August 28, 2008
Gerald P. Belle

By:	/s/ Linda S. Wilson	Director	August 28, 2008
Linda S. Wilson, Ph.D.

By:	/s/ Robert S. Attiyeh	Director	August 28, 2008
Robert S. Attiyeh

By:	/s/ Dennis Langer	Director	August 28, 2008
Dennis Langer, M.D., J.D.

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2008, 2007, and 2006

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2008	$2,600	$11,500	$(10,000)	$4,100
Year ended June 30, 2007	$1,795	$5,650	$(4,845)	$2,600
Year ended June 30, 2006	$1,395	$2,114	$(1,714)	$1,795

(1)	Represents amounts written off against the allowance.

See reports of independent registered public accounting firms.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
(10.31)$	Summary of compensation arrangements applicable to the Registrant’s Named Executive Officers (FY 2008 Bonus and FY 2009 Salary)

(10.32)	Lease Agreement, dated March 11, 2008 between the Registrant and Boyer Research Park Associates IX, by it general partner, The Boyer Company, L.C.

(10.33)#	Co-marketing Agreement, dated May 21, 2008 between the Registrant and H. Lundbeck A/S

(21.1)	List of Subsidiaries of the Registrant

(23.1)	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

(23.2)	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Confidential treatment has been requested from the Commission as to certain portions.
$	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries at June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Salt Lake City, Utah

August 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Myriad Genetics, Inc. and subsidiaries for the year ended June 30, 2006. In connection with our audit of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Myriad Genetics, Inc. and subsidiaries for the year ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Salt Lake City, Utah

September 6, 2006, except for Note 1(o),

  as to which the date is August 26, 2008

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2008 and 2007

(In thousands, except per share amounts)

	2008	2007
Assets

Current assets:
Cash and cash equivalents	$237,734	$143,432
Marketable investment securities	90,994	70,679
Prepaid expenses	3,143	5,972
Trade accounts receivable, less allowance for doubtful accounts of $4,100 in 2008 and $2,600 in 2007	40,663	31,103
Other receivables	4,769	1,348

Total current assets	377,303	252,534

Equipment and leasehold improvements:
Equipment	63,095	54,868
Leasehold improvements	11,701	9,826

	74,796	64,694

Less accumulated depreciation	44,770	39,806

Net equipment and leasehold improvements	30,026	24,888

Long-term marketable investment securities	91,328	94,201

Other assets	685	3,917

	$499,342	$375,540

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$24,884	$15,763
Accrued liabilities	46,770	19,031
Deferred revenue	2,033	383

Total current liabilities	73,687	35,177

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000 shares; issued and outstanding no shares	—	—
Common stock, $0.01 par value. Authorized 60,000 shares; issued and outstanding 44,744 shares in 2008 and 43,440 shares in 2007	447	434
Additional paid-in capital	630,000	592,727
Accumulated other comprehensive loss	(237)	(398)
Accumulated deficit	(204,555)	(252,400)

Total stockholders’ equity	425,655	340,363

	$499,342	$375,540

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2008, 2007, and 2006

(In thousands, except per share amounts)

	2008	2007	2006
Molecular diagnostic revenue	$222,855	$145,285	$100,621
Pharmaceutical revenue	100,000	—	—
Research and other revenue	10,774	11,841	13,658

Total revenue	333,629	157,126	114,279

Costs and expenses:
Molecular diagnostic cost of revenue	32,340	30,813	27,644
Research and development expense	139,715	98,670	82,976
Selling, general, and administrative expense	123,493	75,370	49,248

Total costs and expenses	295,548	204,853	159,868

Operating income (loss)	38,081	(47,727)	(45,589)

Other income (expense):
Interest income	13,709	12,112	7,412
Other	(3,337)	653	(12)

Total other income	10,372	12,765	7,400

Income (loss) before taxes	48,453	(34,962)	(38,189)

Income tax provision	608	—	—

Net income (loss)	$47,845	$(34,962)	$(38,189)

Earnings per share
Basic	$1.08	$(0.85)	$(1.05)
Diluted	$1.02	$(0.85)	$(1.05)

Weighted average shares outstanding
Basic	44,189	41,055	36,278
Diluted	46,704	41,055	36,278

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended June 30, 2008, 2007, and 2006

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income (loss)	Stockholders’ equity
	Shares	Amount
Balances at June 30, 2005	30,862	$309	$315,147	$(534)	$(179,249)		$135,673

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	771	8	10,174	—	—	—	10,182
Issuance of common stock for cash, net of offering costs of $251	8,050	80	139,658	—	—	—	139,738
Share-based payment expense	—	—	2,589	—	—	—	2,589
Net loss	—	—	—	—	(38,189)	(38,189)	(38,189)
Unrealized losses on marketable investment securities:
Unrealized holding losses arising during period	—	—	—	—	—	(212)	—

Other comprehensive (loss)	—	—	—	(212)	—	(212)	(212)

Comprehensive loss						$(38,401)

Balances at June 30, 2006	39,683	397	467,568	(746)	(217,438)		249,781

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	757	7	12,164	—	—	—	12,171
Issuance of common stock for cash, net of offering costs of $170	3,000	30	105,250	—	—	—	105,280
Share-based payment expense	—	—	7,745	—	—	—	7,745
Net loss	—	—	—	—	(34,962)	(34,962)	(34,962)
Unrealized gains on marketable investment securities:
Unrealized holding gains arising during period	—	—	—	—	—	348	—

Other comprehensive income	—	—	—	348	—	348	348

Comprehensive loss						$(34,614)

Balances at June 30, 2007	43,440	434	592,727	(398)	(252,400)		340,363

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	1,274	13	20,658	—	—	—	20,671
Issuance of common stock for cash upon exercise of warrants	30	—	1,200	—	—	—	1,200
Share-based payment expense	—	—	15,415	—	—	—	15,415
Net income	—	—	—	—	47,845	47,845	47,845
Unrealized gains on marketable investment securities:
Unrealized holding gains arising during period	—	—	—	—	—	161	—

Other comprehensive income	—	—	—	161	—	161	161

Comprehensive income						$48,006

Balances at June 30, 2008	44,744	$447	$630,000	$(237)	$(204,555)		$425,655

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$47,845	$(34,962)	$(38,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,781	7,544	6,855
Loss (gain) on disposition of assets	337	(653)	12
Share-based compensation expense	15,415	7,745	2,589
Bad debt expense	11,500	5,650	2,114
Loss on cost-basis investment	3,000	—	—
Changes in operating assets and liabilities:
Prepaid expenses	2,829	(3,646)	1,005
Trade accounts receivable	(21,060)	(15,933)	(5,698)
Other receivables	(3,421)	49	(252)
Accounts payable	9,121	3,959	(93)
Accrued liabilities	27,739	4,130	3,856
Deferred revenue	1,650	266	(226)

Net cash provided by (used in) operating activities	103,736	(25,851)	(28,027)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(13,675)	(11,400)	(7,680)
Increase (decrease) in other assets	(349)	20	(100)
Purchases of marketable investment securities	(191,701)	(197,841)	(165,519)
Proceeds from maturities of marketable investment securities	174,420	162,480	100,470

Net cash used in investing activities	(31,305)	(46,741)	(72,829)

Cash flows from financing activities:
Net proceeds from public offering of common stock	—	105,280	139,738
Net proceeds from common stock issued under share-based compensation plans	20,671	12,171	10,182
Net proceeds from warrants	1,200	—	—

Net cash provided by financing activities	21,871	117,451	149,920

Net increase in cash and cash equivalents	94,302	44,859	49,064
Cash and cash equivalents at beginning of year	143,432	98,573	49,509

Cash and cash equivalents at end of year	$237,734	$143,432	$98,573

Supplemental disclosures of noncash investing and financing activities:
Fair value adjustment on marketable investment securities charged to stockholders’ equity	$161	$348	$(212)

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

The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc. and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., and Myriad Pharmaceuticals, Inc. All intercompany amounts have been eliminated in consolidation.

(c)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. (SFAS 141(R) replaced SFAS No. 141, Business Combinations, originally issued in June 2001.) SFAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. Generally, SFAS 141(R) is effective on a prospective basis for all business combinations completed on or after January 1, 2009. We are currently in the process of evaluating the extent of those potential impacts.

In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of

EITF 07-1 will be adopted in 2009. We are in the process of evaluating the impact of adopting EITF 07-1 on our financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

(d)	Cash Equivalents

Cash equivalents of $205.7 million and $124.8 million at June 30, 2008 and 2007, respectively, consist of highly liquid debt instruments with maturities at date of purchase of 90 days or less. As of June 30, 2008 and 2007, the carrying value of cash equivalents approximates fair value.

(e)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other-than-temporary. In accordance with EITF 03-1, and FAS 155-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company recognized no other than temporary impairments for the years ended June 30, 2008, 2007, and 2006. Available-for-sale investment securities with remaining maturities of greater than one year are classified as long-term.

(f)	Trade Accounts Receivable and Allowance for Doubtful Accounts

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

(g)	Other Receivables

Other receivables are comprised of amounts due from stock option exercises, licences receivables and amounts due from the Company’s European partner, H. Lundbeck A/S (“Lundbeck”), for certain shared development costs of Flurizan. As of June 30, 2008, the Company has recorded approximately $3.7 million in other receivables from Lundbeck.

(h)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. For the years ended June 30, 2008, 2007, and 2006, the Company incurred depreciation expense of $8.2 million, $7.0 million, and $6.3 million, respectively.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

(i)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments of long-lived assets were recorded for the years ended June 30, 2008, 2007, and 2006.

(j)	Other Assets

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

The amount recognized by the Company upon the ultimate liquidation of investments may vary significantly from the estimated fair value at June 30, 2008. The library of chemical compounds and related purchased intellectual property are being amortized ratably over the expected useful life of two to five years.

At June 30, 2008, the Company wrote-off its cost basis investment in the privately held pharmaceutical company, which resulted in a $3.0 million expense recorded in other expense in the accompanying consolidated statements of operations.

(k)	Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, as well as EITF 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, to all of its revenue transactions.

Molecular diagnostic revenues include revenues from the sale of molecular diagnostic products and related marketing agreements, and are recorded at the invoiced amount net of any discounts or contractual allowances. Molecular diagnostic revenue is recognized upon completion of the test, communication of results to the patient, and when collectability is reasonably assured.

Revenue from non-refundable upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period or upon termination of a development or license agreement when the Company has no ongoing obligation

Research revenue includes revenue from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 and EIFT 00-21 to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement, as

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

underlying research costs are incurred, or on the basis of contractually defined output measures such as units delivered. We make adjustments, if necessary, to the estimates used in our calculations as work progresses and we gain experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. Revenue from milestone payments for which we have no continuing performance obligations is recognized upon achievement of the related milestone. When we have continuing performance obligations, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

(l)	Income Taxes

The Company recognizes income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred tax assets. The Company’s judgment and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial condition, results of operations or cash flows.

(m)	Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed based on the weighted-average number of shares of our Common Stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of our Common Stock including common stock equivalents. Potentially dilutive common shares consisting of stock options and warrants were not included in the diluted loss per share attributable to common stockholders for the years ended June 30, 2007, and 2006 because the inclusion of such shares would have had an antidilutive effect.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

	2008	2007	2006
Numerator:
Net income (loss)	$47,845	$(34,962)	$(38,189)

Denominator:
Weighted-average shares outstanding used to compute basic EPS	44,189	41,055	36,278
Effect of dilutive stock options	2,515	—	—

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	46,704	41,055	36,278

For the years ended June 30, 2008, 2007, and 2006, there were outstanding potential common shares of 2,603,051, 8,491,862, and 8,044,582, respectively, that were excluded from the computation of diluted EPS because the effect would have been anti-dilutive. These potential dilutive common shares may be dilutive to future diluted earnings per share.

(n)	Use of Estimates

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

(o)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Approximately $2,038,000 and $781,000 of research and development expense was reclassified to sales, general, and administrative expense for the years ended June 30, 2007 and 2006, respectively, to more accurately reflect the nature of the underlying expenses.

(p)	Fair Value Disclosure

At June 30, 2008 and 2007, the consolidated financial statements’ carrying amount of the Company’s financial instruments approximates fair value.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2008 and 2007 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2008:
Available-for-sale:
Corporate bonds and notes	$134,186	$606	$(867)	$133,925
Federal agency issues	21,186	116	(6)	21,296
Tax auction securities	4,000	—	(210)	3,790
Euro dollar bonds	23,189	134	(12)	23,311

	$182,561	$856	$(1,095)	$182,322

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2007:
Available-for-sale:
Corporate bonds and notes	$80,302	$13	$(298)	$80,017
Certificate of deposit	7,002	—	(3)	6,999
Federal agency issues	24,198	—	(66)	24,132
Tax auction securities	35,550	—	—	35,550
Euro dollar bonds	18,226	—	(44)	18,182

	$165,278	$13	$(411)	$164,880

Maturities of debt securities classified as available-for-sale are as follows at June 30, 2008 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$91,324	$90,994
Due after one year through three years	91,237	91,328

	$182,561	$182,322

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

All securities in an unrealized loss position as of June 30, 2008 are debt securities. Debt securities in an unrealized loss position as of June 30, 2008 were not impaired at acquisition and the declines in fair value are primarily due to interest rate fluctuations and unrealized temporary losses related to certain marketable investment securities, with an auction reset feature (auction rate securities). Management believes that the declines in fair value are not other-than-temporary and that the Company has the ability and intent to hold these investments until a recovery of fair value. Debt securities available for sale in an unrealized loss position as of June 30, 2008 and 2007 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2008:

Debt securities:
Corporate bonds and notes	$27,264	$(549)	$34,147	$(318)	$61,411	$(867)
Federal agency issues	—	—	4,980	(6)	4,980	(6)
Euro dollar bonds	2,007	(12)	—	—	2,007	(12)
Auction Rate Securities	—	—	1,890	(210)	1,890	(210)

	$29,271	$(561)	$41,017	$(534)	$70,288	$(1,095)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2007:

Debt securities:
Corporate bonds and notes	$36,177	$(62)	$43,840	$(236)	$80,017	$(298)
Certificates of deposit	6,999	(3)	—	—	6,999	(3)
Federal agency issues	17,940	(59)	3,192	(7)	21,132	(66)
Euro dollar bonds	3,468	(7)	14,714	(37)	18,182	(44)

	$64,584	$(131)	$61,746	$(280)	$126,330	$(411)

(3)	Leases

The Company leases office and laboratory space under four non-cancelable operating leases, with terms that expire between 2017 and 2025. The Company also leases information technology equipment under two non-cancelable operating leases, with terms that expire between 2008 and 2009. Future minimum lease payments under these leases as of June 30, 2008 are as follows (in thousands):

Fiscal year ending:
2009	$5,655
2010	7,532
2011	8,409
2012	8,150
2013	8,192
Thereafter	64,421

$102,359

Rental expense was $5.2 million in 2008, $4.2 million in 2007, and $3.2 million in 2006.

(4)	Share-Based Compensation

The Company accounts for “share-based” compensation under the provisions of FAS No. 123(R), “Share-Based Payment” (FAS 123R),. Statement 123R sets accounting requirements for share-based compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

In 2003 the Company adopted the 2003 Employee, Director and Consultant Stock Option Plan (the 2003 Plan) under which 6.9 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the 2002 Plan) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan were available for grant under the 2003 Plan.

The exercise price of options granted in 2008, 2007, and 2006 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting period are determined by the board of directors on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. As of June 30, 2008, 921,074 shares are available for future grant under the 2003 Plan.

The Company’s share-based payment plans are accounted for under Statement 123R. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30:

	2008	2007	2006
Risk-free interest rate	3.4%	4.6%	4.3%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	4.9 - 5.7	4.8 - 6.0	4.4 - 5.0
Expected volatility	45%	56%	63%

Expected option lives and volatilities are based on historical data of the Company and other factors.

A summary of activity is as follows:

	2008		2007		2006
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	8,461,862	$27.19	8,014,582	$25.92	7,364,358	$25.70
Options granted	1,903,275	43.90	1,337,910	30.02	1,421,905	22.23
Less:
Options exercised	(1,215,457)	15.29	(670,559)	15.01	(648,438)	12.83
Options canceled or expired	(296,645)	37.22	(220,071)	35.34	(123,243)	38.69

Options outstanding at end of year	8,853,035	32.08	8,461,862	27.19	8,014,582	25.92

Options exercisable at end of year	5,628,335	29.61	6,227,634	27.34	6,625,482	26.70
Options vested and expected to vest	8,241,575	31.84	8,053,533	27.56	7,836,244	26.00
Weighted average fair value of options granted during the year		19.82		16.23		12.27

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2008	Weighted average exercise price
$ 4.69 - 20.56	2,427,670	5.35	$15.34	2,147,267	$14.67
20.64 - 25.57	2,482,443	5.93	24.13	1,821,696	23.84
25.88 - 46.55	2,220,248	7.90	37.03	678,148	36.67
46.62 - 93.81	1,722,674	5.51	60.74	981,224	68.16

	8,853,035	6.18	32.08	5,628,335	29.61

Share-based compensation expense recognized under FAS 123R included in the consolidated statement of operations for the fiscal years ended June 30, 2008, 2007 and 2006 was as follows (in thousands, except per share data):

	2008	2007	2006
Cost of Revenue	$560	$297	$118
Research and Development	8,064	3,161	1,091
Selling, general, and administrative	6,791	4,287	1,380

Total employee stock-based compensation expense	$15,415	$7,745	$2,589

Effect on earnings (loss) per share:
Basic	$0.35	$0.19	$0.07
Diluted	$0.33	$0.19	$0.07

As of June 30, 2008, there was approximately $40.4 million of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 2.7 years. The total intrinsic value of options exercised during the fiscal years ended June 30, 2008, 2007 and 2006 was approximately $37.5 million, $13.4 million and $5.3 million, respectively. The aggregate intrinsic value of fully vested options and options expected to vest as of June 30, 2008 was approximately $138.4 million.

The Company also has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the board of directors and stockholders in December 1994, under which a maximum of 1,000,000 shares of common stock may be purchased by eligible employees. At June 30, 2008, 671,613 shares of common stock had been purchased under the Plan. For the years ended June 30, 2008, 2007, and 2006, shares purchased under the Plan were 58,517, 87,168, and 122,109, respectively. Expenses associated with the Plan were approximately $605,000, $711,000, and $628,000, for the years ended June 30, 2008, 2007, and 2006, respectively. The fair value of shares issued under the Plan was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30:

	2008	2007	2006
Risk-free interest rate	3.3%	4.7%	4.7%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	34%	42%	42%

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

During 2008, 30,000 warrants previously granted to placement agents were exercised at a price of $40.00 per share for total consideration of $1,200,000.

(5)	Income Taxes

The Company recorded income tax expense of $608,000 in 2008 and recorded no income tax expense in 2007. The difference between the expected tax expense or benefit for the periods presented and the actual tax expense is primarily attributable to a corresponding decrease in 2008 and increase in 2007, respectively, of the amount of Company’s valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2008 and 2007 are presented below (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$114,959	$125,991
Property, plant and equipment	2,300	404
Accued vacation	1,306	1,052
Allowance for doubtful accounts	1,529	970
Stock compensation expense	2,392	1,520
Write-down of investment	2,014	895

Research and development credits	27,187	24,376

Alternative minimum tax credit	608	—

Other	1,127	323

Total gross deferred tax assets	153,422	155,531
Less valuation allowance	(153,422)	(155,531)

Net deferred tax assets	$—	$—

The net change in the total valuation allowance was a decrease of $2.1 million for the year ended June 30, 2008 and an increase of $22.4 million for the year ended June 30, 2007. Approximately $53.6 million of gross deferred tax assets at June 30, 2008, if recognizable in future years, will be recognized as additional paid-in capital, and the remainder will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

At June 30, 2008, the Company had total federal, alternative minimum tax and state tax net operating loss carryforwards of approximately $308.2 million. If not utilized, these operating loss carryforwards expire beginning in 2012 through 2028. The Company had approximately $27.2 million of research and development tax credits, which can be carried forward to reduce federal and state income taxes. If not utilized, the research and development tax credit carryforwards expire beginning in 2009 through 2028.

Under the rules of the Tax Reform Act of 1986, the Company has undergone changes of ownership, and consequently, the availability of the Company’s net operating loss and research and development credit carryforwards in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company’s value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credits before utilization. Utilization of the Company’s net operating loss carryforward against net income for the year ended June 30, 2008 is not limited.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on July 1, 2007. As a result, the Company recorded no unrecognized tax benefits.

The Company recorded no additional unrecognized tax benefits in the year ended June 30, 2008. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, the Company recorded no cumulative effect adjustment to retained earnings for accrued interest and penalties on unrecognized tax benefits. During the year ended June 30, 2008, the Company recorded no additional interest and penalties on unrecognized tax benefits.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2004 through 2007 tax years remain subject to examination at June 30, 2008. The Company’s consolidated Federal tax return and any significant state tax returns are not currently under examination.

(6)	Employee Deferred Savings Plan

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. The Company’s contributions to the plan were $2,149,000, $1,598,000, and $1,431,000 for the years ended June 30, 2008, 2007, and 2006, respectively.

(7)	Collaborative Research Agreements

In June 2006, the Company entered into a $10.1 million research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration is recognized when completed information is delivered to the collaborator. Under this agreement the Company recognized research revenue of $0 and $7.0 million for the fiscal year ended June 30, 2008, and 2007, respectively.

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

In June 2004, the Company entered into a five-year, $14.2 million research agreement to utilize its expertise to characterize pathogen-host protein interactions. Revenue related to this collaboration is being recognized on a cost-to-cost basis. Under this agreement the Company recognized research revenue of $3.3 million, $2.4 million and $2.4 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on loss from operations before interest income and expense and other income and expense.

	Research	Molecular diagnostics	Pharmaceutical development	Total
Year ended June 30, 2008:
Revenues	$6,774	$222,855	$104,000	$333,629
Depreciation and amortization	2,388	3,495	2,898	8,781
Segment operating income (loss)	(31,115)	95,238	(26,042)	38,081

Year ended June 30, 2007:
Revenues	11,841	145,285	—	157,126
Depreciation and amortization	2,540	2,511	2,493	7,544
Segment operating income (loss)	(20,849)	59,978	(86,856)	(47,727)

Year ended June 30, 2006:
Revenues	13,658	100,621	—	114,279
Depreciation and amortization	2,654	2,123	2,078	6,855
Segment operating income (loss)	(15,496)	34,969	(65,062)	(45,589)

	2008	2007	2006
Total operating income (loss) for reportable segments	$38,081	$(47,727)	$(45,589)
Unallocated amounts:
Interest income	13,709	12,112	7,412
Other	(3,337)	653	(12)
Income tax provision	(608)	—	—

Net income (loss)	$47,845	$(34,962)	$(38,189)

The following table sets forth a comparison of balance sheet items by operating segment:

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

(In thousands)	June 30, 2008	June 30, 2007
Net equipment and leasehold improvements:
Research	$6,959	$8,200
Molecular diagnostics	12,717	9,576
Drug development	10,350	7,112

Total	30,026	24,888

Total Assets:
Research	10,435	14,150
Molecular diagnostics	54,604	42,142
Drug development	14,247	10,936

Total	$79,286	$67,228

The following table reconciles assets by operating segment to total assets:

(In thousands)	June 30, 2008	June 30, 2007
Total assets by segment	$79,286	$67,228
Cash, cash equivalents, and marketable investment securities (1)	420,056	308,312

Total	$499,342	$375,540

(1) The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The Company’s revenues were derived from the sale of molecular diagnostic products and research all performed in the United States and, in 2008, an upfront license fee payment of $100 million from one licensee. Additionally, all of the Company’s long-lived assets are located in the United States. All of the Company’s research segment revenue was generated from two, five, and eight collaborators in fiscal 2008, 2007, and 2006, respectively. No revenue from any collaborator was in excess of 10% of the Company’s consolidated revenues for fiscal years 2008, 2007, and 2006, respectively.

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

(10)	Investment in Prolexys Pharmaceuticals, Inc.

In April 2001, the Company contributed technology to Prolexys Pharmaceuticals, Inc. (Prolexys), in exchange for a 49% ownership interest and investors contributed a combined $82 million in cash in exchange for the remaining 51% ownership in Prolexys. As of June 30, 2008, the Company’s ownership percentage in Prolexys is 23.39%.

The Company accounts for its investment in Prolexys using the equity method. Because the Company’s initial investment in Prolexys consisted of technology with a carrying value of $0 on the Company’s consolidated financial statements, and given the uncertainty of the realizability of the difference between the $82 million carrying amount and the Company’s proportionate share of the net assets of Prolexys, the Company’s initial investment in Prolexys was recorded as $0. The Company allocated $41 million of this difference to technology which is being reduced as the related technology amortization expenses, including in-process research and development charges, are recorded at Prolexys. At June 30, 2008, the remaining technology basis difference is estimated to be $5.4 million. The original $41 million of unallocated basis difference is being accreted to income, offset by the Company’s share of Prolexys’ losses, over the period of expected benefit of 10 years. For the period from the original investment in Prolexys through June 30, 2008, the Company’s portion of the Prolexys’ net losses exceeded the accretion of the unallocated basis. Accordingly, the Company’s investment in Prolexys is carried at $0.

Summarized balance sheet information as of June 30, 2008 and 2007 for Prolexys is as follows (in thousands):

	2008	2007
	(Unaudited)
Current assets	$2,785	$4,834
Noncurrent assets	1,232	2,254
Current liabilities	761	1,150
Noncurrent liabilities	171	—
Stockholders’ equity	3,085	5,938

Summarized statement of operations information for Prolexys for the years ended June 30, 2008, 2007, and 2006 is as follows (in thousands):

	2008	2007	2006
	(Unaudited)
Total revenues	$138	$47	$1,253
Other operating costs and expenses	8,025	11,046	33,310
Net loss	(7,717)	(10,572)	(23,802)

(11)	Public Offering of Common Stock

In February 2007, the Company received $105.3 million in net proceeds from an underwritten public offering of 3,000,000 shares of common stock pursuant to the Company’s outstanding shelf registration on Form S-3 (Registration No. 333-123914). The Company has approximately $43.4 million of securities available for future sale under this shelf registration statement.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

(12)	Acquisition

On April 10, 2008, the Company acquired NaturNorth Technologies, LLC. The Company purchased NaturNorth to acquire key technology. The Company has accounted for the acquisition as a purchase of assets under the guidance of EITF 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

The preliminary aggregate purchase price was approximately $1,350,000, which represented cash consideration. The following table summarizes the allocation of the preliminary aggregate purchase price for NaturNorth Technologies, LLC and the estimated useful life for the acquired intangible asset (in thousands):

2008
R&D Supplies	$452
Acquired Intangible:
Existing Technology (two year estimated useful life)	250
Plant, property and equipment	648

Net Assets Acquired	$1,350

The NatureNorth tangible assets acquired by the Company were valued at their respective current fair value. The R&D supplies, consisting primarily of raw material inventory, was immediately expensed to research and development as it represented material to be used for in-process research and development projects and have no alternative uses. The acquired fixed assets had an estimated useful life of five years and the acquired intangible asset had an estimated useful life of two years.

(13)	Commitments and Contingencies

The Company has entered into license agreements for exclusive rights to utilize certain intellectual property rights related to our drug candidates Azixa and Vivecon. Under these agreements we will pay milestone payments totaling up to $23 million. Payment of milestones is based on the occurrence of potential future events, including the initiation of certain human clinical trials, filing of a New Drug Application with the Food and Drug Administration, receipt of regulatory approval, and specific revenue targets.

Various legal claims have been filed against the Company that relate to the ordinary course of business and are currently pending resolution. In the opinion of management upon consultation with legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the financial position or future results of operations of the Company.

(14)	Co-Marketing and Development Agreements

In May 2008, the Company entered into a collaboration agreement with Lundbeck granting certain marketing rights for the Company’s therapeutic candidate Flurizan. Under the terms of the agreement Lundbeck paid the Company a $100 million, non-refundable fee, and agreed to pay future royalties, sales-based milestones, and share certain development costs.

Upon receipt of the up-front payment from Lundbeck in June, 2008 the Company also recorded a one-time sublicense fee of $20 million which represented the maximum amount that may be payable to a third party, which was recorded as research and development expense.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

On June 30, 2008, based on results from the Company’s U.S. phase III clinical trial, the Company announced its intention to discontinue all Flurizan development activities. Both the Company and Lundbeck concluded that Flurizan had no future economic value and that the Company had no continuing substantive obligations to Lundbeck. Based on this conclusion, the Company recognized the $100 million as pharmaceutical revenue in the accompanying consolidated statement of operations for the year ended June 30, 2008.

Due to the termination of Flurizan development the Company canceled certain agreements relating to clinical trials, drug manufacturing, and other activities. The Company estimated the cancelation costs that will be incurred under the respective contracts that will not provide economic benefit to the Company. The Company estimated and recorded approximately $3.0 million of research and development expense for the cancellation of these development agreements in the year ended June 30, 2008.