Form 10-Q
period 2008-12-31
MYRIAD GENETICS INC
filed 2009-02-03
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of January 30, 2009 the registrant had 46,804,719 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	Dec. 31, 2008	Jun. 30, 2008
Assets
Current assets:
Cash and cash equivalents	$178,985	$237,734
Marketable investment securities	153,009	90,994
Prepaid expenses	2,749	3,143
Trade accounts receivable, less allowance for doubtful accounts of $4,600 at Dec. 31, 2008 and $4,100 at Jun. 30, 2008	41,432	40,663
Other receivables	746	4,769

Total current assets	376,921	377,303

Equipment and leasehold improvements:
Equipment	65,785	63,095
Leasehold improvements	11,856	11,701

	77,641	74,796
Less accumulated depreciation	48,515	44,770

Net equipment and leasehold improvements	29,126	30,026

Long-term marketable investment securities	164,928	91,328
Other assets	2,592	685

	$573,567	$499,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,771	$24,884
Accrued liabilities	40,820	46,770
Deferred revenue	230	2,033

Total current liabilities	53,821	73,687

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Dec. 31 2008 and 60,000 at Jun. 30, 2008, issued and outstanding 46,743 at Dec. 31, 2008 and 44,744 at Jun. 30, 2008	467	447
Additional paid-in capital	687,731	630,000
Accumulated other comprehensive income (loss)	446	(237)
Accumulated deficit	(168,898)	(204,555)

Total stockholders’ equity	519,746	425,655

	$573,567	$499,342

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2007
Revenue:
Molecular diagnostic revenue	$83,952	$53,097	$153,918	$99,153
Research and other revenue	424	3,645	4,108	5,855

Total revenue	84,376	56,742	158,026	105,008
Costs and expenses:
Molecular diagnostic cost of revenue	11,060	7,690	20,850	15,026
Research and development expense	19,952	27,306	37,100	53,328
Selling, general, and administrative expense	35,598	30,482	68,998	56,970

Total costs and expenses	66,610	65,478	126,948	125,324

Operating income (loss)	17,766	(8,736)	31,078	(20,316)
Other income (expense):
Interest income	3,437	3,667	6,871	7,523
Other	—	2	(2,005)	(272)

Total other income	3,437	3,669	4,866	7,251

Income (loss) before taxes	21,203	(5,067)	35,944	(13,065)
Income tax provision	—	—	287	—

Net income (loss)	$21,203	$(5,067)	$35,657	$(13,065)

Earnings (loss) per share
Basic	$0.46	$(0.11)	$0.78	$(0.30)
Diluted	$0.43	$(0.11)	$0.73	$(0.30)
Weighted average shares outstanding
Basic	46,592	44,094	45,995	43,831
Diluted	48,858	44,094	48,592	43,831

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	Dec. 31, 2008	Dec. 31, 2007
Cash flows from operating activities:
Net income (loss)	$35,657	$(13,065)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,602	4,235
Loss on disposition of assets	—	272
Share-based compensation expense	11,217	6,225
Bad debt expense	7,994	5,623
Other-than-temporary impairment on marketable investment securities	1,986	—
Changes in operating assets and liabilities:
Prepaid expenses	394	(4,784)
Trade accounts receivable	(8,763)	(12,988)
Other receivables	4,023	(1,252)
Accounts payable	(12,113)	(1,853)
Accrued liabilities	(5,950)	5,089
Deferred revenue	(1,803)	(50)

Net cash provided by (used in) operating activities	37,244	(12,548)

Cash flows used in investing activities:
Capital expenditures for equipment and leasehold improvements	(3,509)	(8,156)
Purchase of other assets	(2,100)	(100)
Purchases of marketable investment securities	(185,905)	(126,573)
Proceeds from maturities of marketable investment securities	48,987	103,489

Net cash used in investing activities	(142,527)	(31,340)

Cash flows from financing activities:
Net proceeds from common stock issued undershare-based compensation plans	46,534	15,031

Net cash provided by financing activities	46,534	15,031

Net decrease in cash and cash equivalents	(58,749)	(28,857)
Cash and cash equivalents at beginning of period	237,734	143,432

Cash and cash equivalents at end of period	$178,985	$114,575

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. Operating results for the three and six months ended December 31, 2008 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

On November 15, 2008, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 60,000,000 to 150,000,000.

In 2003, the Company adopted and the shareholders approved the 2003 Employee, Director and Consultant Stock Option Plan, as amended most recently in November 2008 (the “2003 Plan”), under which 8.4 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which were reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan. As of December 31, 2008 approximately 2.0 million shares represented by options remain outstanding under the 2002 Plan that will transfer to the 2003 Plan if they are cancelled or expire without delivery of the shares of stock by the Company.

The number of shares, terms, and exercise period are determined by the board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over four years and expire ten years from the date of grant. Options are granted to members of the board of directors under the terms of the 2003 Plan and vest on the first anniversary of the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. During the three and six months ended December 31, 2008, the Company granted approximately 96,000 and 1,006,000 options under the 2003 Plan. The Company also has an Employee Stock Purchase Plan under which a maximum of 1,000,000 shares of common stock may be purchased by eligible employees. During the three and six months ended December 31, 2008, the Company issued 0 and 34,186 shares of common stock under the Employee Stock Purchase Plan.

Employee stock-based compensation expense recognized under FAS 123R was allocated as follows (in thousands):

	Three months ended Dec. 31,		Six months ended Dec. 31,
	2008	2007	2008	2007
Molecular diagnostic cost of revenue	$168	$212	$307	$233
Research and development expense	2,799	1,853	5,481	3,119
Selling, general, and administrative expense	3,203	1,735	5,429	2,873

Total share-based compensation expense	$6,170	$3,800	$11,217	$6,225

As of December 31, 2008, there was approximately $52.0 million of total unrecognized share-based compensation cost related to share-based compensation granted under the Company’s plans that will be recognized over a weighted-average period of 2.6 years.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period.

(3)	Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) are as follows:

	Three months ended Dec. 31,		Six months ended Dec. 31,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$21,203	$(5,067)	$35,657	$(13,065)
Change in unrealized gain (loss) on available-for-sale securities	7,059	453	683	914

Comprehensive income (loss)	$28,262	$(4,614)	$36,340	$(12,151)

(4)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted-average number of shares of our common stock outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding. Potentially dilutive common shares consisting of stock options were not included in the diluted loss per share attributable to common stockholders for the three and six months ended December 31, 2008 and 2007 because the inclusion of such shares would have had an antidilutive effect.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands):

	Three months ended Dec. 31,		Six months ended Dec. 31,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$21,203	$(5,067)	$35,657	$(13,065)
Denominator:
Weighted-average shares outstanding used to compute basic earnings (loss) per share	46,592	44,094	45,995	43,831
Effect of dilutive stock options	2,266	—	2,597	—

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings (loss) per share	48,858	44,094	48,592	43,831

For the three and six months ended December 31, 2008, there were outstanding potential common shares of 2,304,855 and 1,948,679 compared to 8,296,119 in the same periods in 2007, respectively, which were excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These potential dilutive common shares may be dilutive to future diluted earnings per share.

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

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Research	Molecular diagnostics	Pharmaceutical development	Total
Three months ended Dec. 31, 2008:
Revenue	$424	$83,952	$—	$84,376
Depreciation and amortization	599	1,057	690	2,346
Segment operating income (loss)	(9,255)	42,628	(15,607)	17,766
Three months ended Dec. 31, 2007:
Revenue	2,395	53,097	1,250	56,742
Depreciation and amortization	608	713	847	2,168
Segment operating income (loss)	(7,235)	20,766	(22,267)	(8,736)
Six months ended Dec. 31, 2008:
Revenue	4,108	153,918	—	158,026
Depreciation and amortization	1,178	2,029	1,395	4,602
Segment operating income (loss)	(15,110)	75,003	(28,815)	31,078
Six months ended Dec. 31, 2007:
Revenue	4,605	99,153	1,250	105,008
Depreciation and amortization	1,202	1,387	1,646	4,235
Segment operating income (loss)	(13,927)	39,230	(45,619)	(20,316)

	Three months ended Dec. 31,		Six months ended Dec. 31,
(In thousands)	2008	2007	2008	2007
Total operating income (loss) for reportable segments	$17,766	$(8,736)	$31,078	$(20,316)
Interest income	3,437	3,667	6,871	7,523
Other	—	2	(2,005)	(272)
Income tax provision	—	—	287

Net income (loss)	$21,203	$(5,067)	$35,657	$(13,065)

The following table sets forth a comparison of balance sheet items by operating segment:

(In thousands)	Dec. 31, 2008	Jun. 30, 2008
Net equipment and leasehold improvements:
Research	$6,509	$6,959
Molecular diagnostics	13,498	12,717
Pharmaceutical development	9,119	10,350

Total	$29,126	$30,026

Total Assets:
Research	$10,736	$10,435
Molecular diagnostics	56,232	54,604
Pharmaceutical development	9,677	14,247

Total	$76,645	$79,286

The following table reconciles assets by operating segment to total assets:

(In thousands)	Dec. 31, 2008	Jun. 30, 2008
Total assets by segment	$76,645	$79,286
Cash, cash equivalents and marketable investment securities (1)	496,922	420,056

Total	$573,567	$499,342

(1)	The Company manages cash, cash equivalents and marketable investment securities at the consolidated level for all segments.

(6)	Fair Value Measurements

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

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis during the six months ended December 31, 2008:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$139,994	$38,991	$—	$178,985
Securities available-for-sale	—	316,047	1,890	317,937

Total	$139,994	$355,038	$1,890	$496,922

Our Level 1 assets include cash and money market instruments. Level 2 assets consist of our marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and euro bonds. As of December 31, 2008, we held $1.9 million of investments which were measured using unobservable (Level 3) inputs. These investments represent less than 1% of our total fair value investments portfolio and were classified as Level 3 assets for the three and six months ended December 31, 2008. Our Level 3 assets consist of certain marketable investment securities, with an auction reset feature (auction rate securities) and the value is determined based on valuations which approximate fair value. As of December 31, 2008, we believe the unrealized losses in the auction-rate securities are temporary and we have the ability and intent to hold the assets to maturity. As a result, we have recorded the unrealized losses in other comprehensive loss in the accompanying condensed consolidated balance sheet. There were no changes in the composition or estimated fair value of our Level 3 financial assets, which are measured at fair value on a recurring basis, for the three and six months ended December 31, 2008.

(7)	Separation of Research and Pharmaceutical Businesses

On October 20, 2008, the Company announced that Myriad’s Board of Directors had authorized management to proceed with preparations to separate the Company’s research and pharmaceutical development businesses from its molecular diagnostic business. The Company anticipates that the separation will be completed as a pro-rata tax free dividend distribution to shareholders of Myriad. The Company expects to file a Form 10 registration statement for the new research and pharmaceutical development company in the second calendar quarter of 2009. Completion of the proposed spin-off is subject to numerous conditions, including the filing and effectiveness of the Form 10 with the SEC and obtaining solvency and adequate capital surplus opinions.

(8)	Subsequent Event

On January 20, 2009, the Company’s wholly owned subsidiary, Myriad Pharmaceuticals, Inc. announced that it had purchased certain in-process research and development assets from Panacos Pharmaceuticals, Inc. The assets were determined to be in-process research and development assets and will be charged to expense on the acquisition date. The aggregate purchase price was $7 million, which represented cash consideration.

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

Our molecular diagnostic business focuses on the analysis of genes and their alterations to assess an individual’s risk for developing disease later in life (predictive medicine) and to assess a patient’s risk of disease progression, disease recurrence, drug toxicity or drug response (personalized medicine). To date we have launched six commercial molecular diagnostic products, including both predictive medicine and personalized medicine products. We market these products through our own 250-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenue was $84.0 million and $153.9 million for the three and six months ended December 31, 2008, an increase of 58% and 55% over revenues of $53.1 million and $99.2 million for the same periods in the prior year.

We believe that advances in the emerging field of molecular diagnostics will improve our ability to determine which patients are subject to a greater risk of developing disease and who, therefore, would benefit from preventive therapies. Molecular diagnostic products may also guide a patient’s healthcare to ensure the patient receives the most appropriate drug at the optimal dose.

To date we have launched six commercial molecular diagnostic products:

•	BRACAnalysis®, our predictive medicine product for breast and ovarian cancer

•	COLARIS®, our predictive medicine product for colorectal and uterine cancer

•	COLARIS AP®, our predictive medicine product for colon cancer

•	MELARIS®, our predictive medicine product for melanoma

•	Theraguide®, 5FU, our personalized medicine product for chemotherapy toxicity

•	Prezeon™, our personalized medicine product for disease progression and drug response

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

Myriad researchers have made important discoveries in the fields of cancer and infectious diseases such as AIDS. These discoveries point to novel disease pathways that we believe may pave the way for the development of new classes of drugs. As we learn more about the genetic basis of disease, we believe that we may be able to develop drugs that are more effective and have fewer side effects. Our major drug development programs include:

•	Azixa™ for the treatment of solid primary and metastatic brain tumors;

•	Vivecon™ for the treatment of AIDS;

•	MPC-2130 for the treatment of hematologic cancers;

•	MPC-0920 for the treatment of thrombosis; and

•	MPC-3100 for the treatment of solid tumors.

On January 20, 2009, the Company’s wholly owned subsidiary, Myriad Pharmaceuticals, Inc. announced that it had acquired all rights to Bevirimat from Panacos Pharmaceuticals for $7 million. Bevirimat is a drug compound in development for the treatment of HIV.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our molecular diagnostic business, and continuing our research and development efforts. We have three reportable operating segments: (1) research, (2) molecular diagnostics, and (3) pharmaceutical development. See Note 5 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments. Our revenues have consisted primarily of sales of molecular diagnostic products and research payments. For the three and six months ended December 31, 2008, we had net income of $21.2 million and $35.7 million compared to a net loss of $5.1 million and $13.1 million for the same periods ended December 31, 2007. As of December 31, 2008, we had an accumulated deficit of $168.9 million.

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

On October 20, 2008, we announced that our Board of Directors has authorized management to proceed with preparations to separate our research and drug development businesses from our molecular diagnostics business to form two well-capitalized, highly-focused, independent public companies. If completed, the transaction is intended to enable each of the companies to maximize its core strengths, pursue its long-term strategy, and excel in its respective fields, acknowledging the different needs of a high-growth, profitable molecular diagnostics business and a research and pharmaceutical development businesses. By separating the businesses, we believe each company will better pursue its long-term strategic initiatives and compete more effectively in its respective markets. We anticipate the proposed separation will be completed as a pro-rata dividend to shareholders. We expect to file a Form 10 registration statement for the new research and pharmaceutical development company in second calendar quarter of 2009.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	share-based payment expense; and

•	fair value accounting.

Revenue Recognition. Molecular diagnostic revenue includes revenue from the sale of molecular diagnostic products and related marketing agreements, and is recorded at the invoiced amount net of any discounts or allowances. Molecular diagnostic revenue is recognized upon completion of the test, communication of results, and when collectability is reasonably assured.

Pharmaceutical revenue from non-refundable upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period or upon termination of a development or license agreement when the Company has no ongoing obligation. We recognized no pharmaceutical revenue for the three and six months ended December 31, 2008.

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

After a review of our allowance for doubtful accounts as of December 31, 2008 and June 30, 2008, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $460,000 and $410,000, respectively.

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

Fair Value Accounting. On July 1, 2008, we adopted SFAS 157 Fair Value Measurement (“FAS 157”), which established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. FAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, FAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of our financial instruments reflects the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.

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

Results of Operations for the Three Months Ended December 31, 2008 and 2007

Molecular diagnostic revenue for the three months ended December 31, 2008 was $84.0 million, compared to $53.1 million for the same three months in 2007. This 58% increase in molecular diagnostic revenue is primarily attributable to increased testing volume. Increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and increased testing volumes for the three months ended December 31, 2008. During the past quarter we have continued our efforts to execute a public awareness marketing campaign in strategic southern states to increase our market penetration in both oncology and Ob/Gyn markets. Through these efforts we are attempting to broaden utilization of our products with current physician customers and increase the number of new physician customers prescribing our products. We believe these efforts will allow us to continue to grow molecular diagnostic revenue in future periods; however, there can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Research and other revenue is comprised of research and license payments received pursuant to collaborative agreements. Research revenue for the three months ended December 31, 2008 was $0.4 million, compared to $3.6 million for the same three months in 2007. This 88% decrease in research revenue is primarily attributable to the completion of research collaborations. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately.

Molecular diagnostic cost of revenue for the three months ended December 31, 2008 was $11.1 million, compared to $7.7 million for the same three months in 2007. This increase of 44% in molecular diagnostic cost of revenue is primarily due to the 58% increase in revenue from our molecular diagnostic products, partially offset by technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Our gross profit margin was 87% for the three months ended December 31, 2008 compared to 86% for the same three months in 2007. Our gross profit margins may fluctuate from quarter to quarter based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase or remain at current levels, and we expect that our gross profit margins will fluctuate from quarter to quarter.

Research and development expenses for the three months ended December 31, 2008 were $20.0 million, compared to $27.3 million for the same three months in 2007. This decrease of 27% was due primarily to:

•	decrease in pharmaceutical development costs of approximately $10.3 million from the discontinuance of our former Alzheimer’s disease drug candidate;

•	increase in development costs of our other diagnostic and pharmaceutical programs of approximately $2.1 million; and

•	increase in SFAS 123R share-based payment expense of approximately $0.9 million.

We expect our research and development expenses will fluctuate as we conduct additional clinical trials to support the potential commercialization of our product candidates currently in clinical development, including Azixa and Vivecon, advance our other product candidates into clinical trials, develop additional molecular diagnostic products, and expand our research and development activities.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended December 31, 2008 were $35.6 million, compared to $30.5 million for the same three months in 2007. The increase in selling, general and administrative expense of 17% was due primarily to:

•

increase in sales and marketing expense of approximately $2.9 million to support the 58% growth in our molecular diagnostic revenues, which includes the continued expansion of our Ob/Gyn sales force, commissions, travel, and initiative programs;

•	increase in SFAS 123R share-based payment expense of approximately $1.5 million;

•	increase in bad debt expense of approximately $0.5 million that resulted from growth in our molecular diagnostic sales and an increase in our bad debt allowance; and

•	general increase in administrative costs of approximately $0.2 million to support growth in our molecular diagnostic business and therapeutic development efforts.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches, our efforts in support of our existing molecular diagnostic products, and our drug discovery and drug development efforts.

Interest income for the three months ended December 31, 2008 was $3.4 million, compared to $3.7 million for the same three months in 2007. The decrease was due primarily to fluctuations in interest rates.

Results of Operations for the Six Months Ended December 31, 2008 and 2007

Molecular diagnostic revenue for the six months ended December 31, 2008 was $153.9 million compared to $99.2 million for the same six months in 2006, an increase of 55%. This increase is primarily attributable to increased testing volumes. Increased sales, marketing, and education efforts, including our direct-to-consumer advertising campaign, have resulted in wider acceptance of our products by the medical community and increased revenue for the six months ended December 31, 2008. There can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Research and other revenue for the six months ended December 31, 2008 was $4.1 million compared to $5.9 million for the same six months in 2007. This 30% decrease in research revenue is primarily attributable to the completion of research collaborations.

Molecular diagnostic cost of revenue for the six months ended December 31, 2008 was $20.9 million compared to $15.0 million for the same six months in 2007. This increase of 39% in molecular diagnostic cost of revenue is primarily attributable to the 55% growth in our molecular diagnostic revenues. Our gross profit margin was 86% for the six months ended December 31, 2008 compared to 85% for the same six months in 2007. Our gross profit margins may fluctuate from period to period based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase or remain at current levels, and we expect that our gross profit margins will fluctuate from quarter to quarter.

Research and development expenses for the six months ended December 31, 2008 were $37.1 million compared to $53.3 million for the same six months in 2007. This decrease of 30% was primarily due to:

•	decrease in pharmaceutical development costs of approximately $23.1 million from the discontinuance of our former Alzheimer’s disease drug candidate;

•	increase in development costs of our other diagnostic and pharmaceutical programs of approximately $4.5 million; and

•	increase in SFAS 123R share-based payment expense of approximately $2.4 million.

Selling, general and administrative expenses for the six months ended December 31, 2008 were $69.0 million, compared to $57.0 million for the same six months in 2007. The increase in selling, general and administrative expense of 21% was due primarily:

•

increase in sales and marketing expense of approximately $5.9 million, which includes the continued expansion of our Ob/Gyn sales force, commissions, travel, and initiative programs, to support the 55% growth in our molecular diagnostic revenues;

•	increase in SFAS 123R share-based payment expense of approximately $2.6 million;

•	increase in bad debt expense of approximately $2.4 million that resulted from the 55% growth in our molecular diagnostic sales and an increase in our bad debt allowance; and

•	general increase in administrative costs of approximately $1.1 million to support growth in our molecular diagnostic business and therapeutic development efforts.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches, our efforts in support of our existing molecular diagnostic products, and our drug discovery and development efforts.

Interest income for the six months ended December 31, 2008 was $6.9 million, compared to $7.5 million for the same three months in 2007. The decrease was due primarily to changing interest rates.

Other expense for the six months ended December 31, 2008 was comprised primarily of other-than-temporary impairment on marketable investment securities. Based on the bankruptcy filing of Lehman Brothers Holdings, Inc. (“Lehman”), we determined that our investment in certain Lehman bonds was not likely to be recoverable. Based on this determination we expensed the full value of all Lehman holdings resulting in an other than temporary impairment loss of approximately $2.0 million.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $76.8 million, or 18%, from $420.1 million at June 30, 2008 to $496.9 million at December 31, 2008. This increase is primarily attributable to cash generated from our molecular diagnostic revenue and, to a lesser extent, research collaboration payments and proceeds from the exercise of stock options. This increase was partially offset by expenditures for our ongoing clinical trials, internal research and drug development programs, acquisition of capital assets, sales and marketing expense for our molecular diagnostic products, and other expenditures incurred in the ordinary course of business.

Net cash provided by operating activities was $37.2 million during the six months ended December 31, 2008, compared to $12.5 million used in operating activities during the same six months in 2007. Trade accounts receivable increased $8.8 million between June 30, 2008 and December 31, 2008, primarily due to increases in molecular diagnostic sales. Accrued liabilities decreased by $6.0 million between June 30, 2008 and December 31, 2008, primarily due to payments made following the discontinuance of our former Alzheimer’s disease drug candidate. Deferred revenue decreased by $1.8 million between June 30, 2008 and December 31, 2008, primarily due to the completion of research collaborations.

Our investing activities used cash of $142.5 million during the six months ended December 31, 2008 and used cash of $31.3 million during the same six months in 2007. Investing activities were comprised primarily of purchases and maturities of marketable investment securities and capital expenditures for research equipment and facilities, as well as the purchase of a technology license.

Financing activities provided cash of $46.5 million during the six months ended December 31, 2008 and provided cash of $15.0 million in the same six months in 2007. During the six months ended December 31, 2008 we received $46.5 million from the exercise of stock options and sales of our shares under our Employee Stock Purchase Plan.

We believe that with our existing capital resources and net cash provided by operating activities, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

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

The October 2008 announcement of our plans to proceed with preparations to separate our research and pharmaceutical development businesses from our molecular diagnostic business will impact our current liquidity and capital resources. At the time of separation, we intend to allocate our liquidity and capital resources to each business in a manner appropriate for its financial profile.

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

Our investments consist of securities of various types and maturities of three years or less, with a maximum average maturity of 12 months. These securities are classified as available for sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income/loss. Realized gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

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

As of December 31, 2008 we have estimated unrealized gains of $446,000 in our investment portfolio. For the six months ended December 31, 2008 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of financial institutions currently experiencing credit difficulties and unrealized losses in the fair value changes in auction rate securities. We have determined that these losses are temporary in nature. We also recorded a $2.0 million other–than-temporary impairment on marketable investment securities for Lehman. However, the ultimate value that we realize from our marketable investment securities may change substantially. Due to our positive cash flows we do not anticipate that market conditions will adversely impact the operation of our business or current strategic plans.

The securities held in our investment portfolio are also subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of December 31, 2008, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

On November 15, 2008, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). A quorum of 40,055,466 shares of Common Stock of the Company (of a total of 46,342,700 shares outstanding as of the record date, or 86.43%) was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1.	To elect two members to the Board of Directors to serve three-year terms until the 2011 Annual Meeting and until their successors are duly elected and qualified or until their earlier death, resignation, retirement or removal. The nominees for Director were Walter Gilbert, Ph.D., and Dennis H. Langer, Ph.D.

2.	To approve a proposed amendment to the Company’s restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 60,000,000 to 150,000,000.

3.	To approve a proposed amendment to the Company’s 2003 Employee, Director and Consultant Stock Option Plan to increase by 1,500,000 the number of shares of our common stock available for issuance under this plan.

4.	To ratify the selection of Ernst and Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:

	FOR	WITHHELD
Walter Gilbert, Ph.D.	36,888,330	3,167,135
Dennis H. Langer M.D., J.D.	37,466,279	2,589,186

Immediately following the Annual Meeting Robert S. Attiyeh, Gerald P. Belle and John T. Henderson, M.D. continued to serve as Directors for terms expiring at the 2009 Annual Meeting and Peter D. Meldrum, Mark H. Skolnick, Ph.D. and Linda S. Wilson, Ph.D. continued to serve as Directors for terms expiring at the 2010 Annual Meeting, and until their respective successors are duly elected and qualified, or until their earler death, resignation, retirement or removal.

Proposal 2:

For	25,511,470
Against	14,503,187
Abstain	40,806
Broker Non-vote	0

Proposal 3:

For	18,783,008
Against	15,373,704
Abstain	188,188
Broker Non-vote	5,710,566

Proposal 4:

For	39,746,166
Against	98,297
Abstain	211,000
Broker Non-vote	0

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

3.1	Restated Certificate of Incorporation, as amended.

10.1$	Myriad Genetics, Inc. 2003 Employee, Director and Consultant Stock Option Plan, as amended (previously filed and incorporated herein by reference from the Current Report on Form 8-K filed on November 19, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

$	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 3, 2009	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer (Principal executive officer)

Date: February 3, 2009	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer (Principal financial and chief accounting officer)