Form 10-Q
period 2009-03-31
MYRIAD GENETICS INC
filed 2009-05-05
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009 the registrant had 95,500,801 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	Mar. 31, 2009	Jun. 30, 2008
Assets
Current assets:
Cash and cash equivalents	$200,685	$237,734
Marketable investment securities	201,400	90,994
Prepaid expenses	2,811	3,143
Trade accounts receivable, less allowance for doubtful accounts of $4,600 at Mar. 31, 2009 and $4,100 at Jun. 30, 2008	47,473	40,663
Other receivables	4,205	4,769

Total current assets	456,574	377,303

Equipment and leasehold improvements:
Equipment	67,362	63,095
Leasehold improvements	11,895	11,701

	79,257	74,796
Less accumulated depreciation	50,638	44,770

Net equipment and leasehold improvements	28,619	30,026

Long-term marketable investment securities	132,757	91,328
Other assets	2,480	685

	$620,430	$499,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,426	$24,884
Accrued liabilities	25,019	46,770
Deferred revenue	58	2,033

Total current liabilities	36,503	73,687

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Mar. 31, 2009 and 60,000 at Jun. 30, 2008, issued and outstanding 95,452 at Mar. 31, 2009 and 89,488 at Jun. 30, 2008	954	447
Additional paid-in capital	725,897	630,000
Accumulated other comprehensive income (loss)	656	(237)
Accumulated deficit	(143,580)	(204,555)

Total stockholders’ equity	583,927	425,655

	$620,430	$499,342

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Mar. 31, 2009	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2008
Revenue:
Molecular diagnostic revenue	$86,531	$59,023	$240,449	$158,176
Research and other revenue	956	2,742	5,064	8,597

Total revenue	87,487	61,765	245,513	166,773
Costs and expenses:
Molecular diagnostic cost of revenue	11,232	8,263	32,082	23,289
Research and development expense	17,850	31,161	54,950	84,490
Selling, general, and administrative expense	36,094	30,157	105,092	87,127

Total costs and expenses	65,176	69,581	192,124	194,906

Operating income (loss)	22,311	(7,816)	53,389	(28,133)
Other income (expense):
Interest income	2,946	3,250	9,817	10,774
Other	(33)	(65)	(2,038)	(337)

Total other income	2,913	3,185	7,779	10,437

Income (loss) before taxes	25,224	(4,631)	61,168	(17,696)
Income tax provision (benefit)	(94)	—	193	—

Net income (loss)	$25,318	$(4,631)	$60,975	$(17,696)

Earnings (loss) per share
Basic	$0.27	$(0.05)	$0.66	$(0.20)
Diluted	$0.25	$(0.05)	$0.62	$(0.20)
Weighted average shares outstanding
Basic	94,327	88,896	92,757	88,070
Diluted	99,594	88,896	97,979	88,070

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	Mar. 31, 2009	Mar. 31, 2008
Cash flows from operating activities:
Net income (loss)	$60,975	$(17,696)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,010	6,522
Loss on disposition of assets	52	337
Share-based compensation expense	18,188	10,580
Bad debt expense	12,140	8,347
Other-than-temporary impairment on marketable investment securities	1,986	—
Changes in operating assets and liabilities:
Prepaid expenses	332	(1,060)
Trade accounts receivable	(18,950)	(16,948)
Other receivables	564	(670)
Accounts payable	(13,458)	(3,754)
Accrued liabilities	(21,751)	4,563
Deferred revenue	(1,975)	1,675

Net cash provided by (used in) operating activities	45,113	(8,104)

Cash flows used in investing activities:
Capital expenditures for equipment and leasehold improvements	(5,350)	(9,669)
Purchase of other assets	(2,100)	(100)
Purchases of marketable investment securities	(216,667)	(158,280)
Proceeds from maturities of marketable investment securities	63,739	156,726

Net cash used in investing activities	(160,378)	(11,323)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	78,216	18,387

Net cash provided by financing activities	78,216	18,387

Net decrease in cash and cash equivalents	(37,049)	(1,040)
Cash and cash equivalents at beginning of period	237,734	143,432

Cash and cash equivalents at end of period	$200,685	$142,392

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. Operating results for the three and nine months ended March 31, 2009 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

(2)	Changes in Authorization of Common Stock and Common Stock Split

On November 15, 2008, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 60,000,000 to 150,000,000.

On February 24, 2009, Myriad Genetics, Inc. board of directors declared a two-for-one split of the Company’s common stock, effected in the form of a stock dividend. The stock dividend was distributed on March 25, 2009 to shareholders of record on March 9, 2009. All historical share and per-share amounts (other than the number of authorized shares of common stock under our restated certificate of incorporation) have been retroactively adjusted for all periods presented to reflect the stock split.

(3)	Share-Based Compensation

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

In 2003, the Company adopted and the shareholders approved the 2003 Employee, Director and Consultant Stock Option Plan, as amended most recently in November 2008 (the “2003 Plan”), under which 16.7 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which were reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan. As of March 31, 2009 approximately 3.2 million shares represented by options remain outstanding under the 2002 Plan will transfer to the 2003 Plan if they are cancelled or expire without delivery of the shares of stock by the Company.

The number of shares, terms, and exercise period are determined by the board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over four years and expire ten years from the date of grant. Options are granted to members of the board of directors under the terms of the 2003 Plan and vest on the first anniversary of the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. During the three and nine months ended March 31, 2009, the Company granted approximately 1,438,000 and 3,451,000 options under the 2003 Plan. The Company also has an Employee Stock Purchase Plan under which a maximum of 2,000,000 shares of common stock may be purchased by eligible employees. During the three and nine months ended March 31, 2009, the Company issued 0 and 68,372 shares of common stock under the Employee Stock Purchase Plan.

Employee stock-based compensation expense recognized under FAS 123R was allocated as follows (in thousands):

	Three months ended Mar. 31,		Nine months ended Mar. 31,
	2009	2008	2009	2008

Molecular diagnostic cost of revenue	$289	$98	$597	$332
Research and development expense	3,169	2,524	8,650	5,642
Selling, general, and administrative expense	3,513	1,734	8,941	4,606

Total share-based compensation expense	$6,971	$4,356	$18,188	$10,580

As of March 31, 2009, there was approximately $65.4 million of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.8 years.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period.

(4)	Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) are as follows:

	Three months ended Mar. 31,		Nine months ended Mar. 31,
(In thousands)	2009	2008	2009	2008
Net income (loss)	$25,318	$(4,631)	$60,975	$(17,696)
Change in unrealized gain (loss) on available-for-sale securities	210	748	893	1,662

Comprehensive income (loss)	$25,528	$(3,883)	$61,868	$(16,034)

(5)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted-average number of shares of our common stock outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an antidilutive effect were not included in the diluted earnings (loss) per share attributable to common stockholders for the three and nine months ended March 31, 2009 and 2008.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands):

	Three months ended Mar. 31,		Nine months ended Mar. 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$25,318	$(4,631)	$60,975	$(17,696)
Denominator:
Weighted-average shares outstanding used to compute basic earnings (loss) per share	94,327	88,896	92,757	88,070
Effect of dilutive stock options	5,267	—	5,222	—

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings (loss) per share	99,594	88,896	97,979	88,070

For the three and nine months ended March 31, 2009, there were outstanding potential common equivalent shares of 2,848,763 and 2,701,918, respectively, compared to 17,885,868 in the same periods in 2008, respectively, which were excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

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

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Research	Molecular diagnostics	Pharmaceutical development	Total
Three months ended Mar. 31, 2009:
Revenue	$956	$86,531	$—	$87,487
Depreciation and amortization	583	1,138	686	2,407
Segment operating income (loss)	(10,182)	46,017	(13,524)	22,311
Three months ended Mar. 31, 2008:
Revenue	867	59,023	1,875	61,765
Depreciation and amortization	600	955	731	2,286
Segment operating income (loss)	(8,060)	27,701	(27,457)	(7,816)
Nine months ended Mar. 31, 2009:
Revenue	5,064	240,449	—	245,513
Depreciation and amortization	1,762	3,166	2,082	7,010
Segment operating income (loss)	(25,293)	121,021	(42,339)	53,389
Nine months ended Mar. 31, 2008:
Revenue	5,472	158,176	3,125	166,773
Depreciation and amortization	1,802	2,602	2,118	6,522
Segment operating income (loss)	(21,988)	66,931	(73,076)	(28,133)

	Three months ended Mar. 31,		Nine months ended Mar. 31,
(In thousands)	2008	2007	2008	2007
Total operating income (loss) for reportable segments	$22,311	$(7,816)	$53,389	$(28,133)
Interest income	2,946	3,250	9,817	10,774
Other	(33)	(65)	(2,038)	(337)
Income tax provision (benefit)	(94)	—	193	—

Net income (loss)	$25,318	$(4,631)	$60,975	$(17,696)

The following table sets forth a comparison of balance sheet items by operating segment:

(In thousands)	Mar. 31, 2009	Jun. 30, 2008
Net equipment and leasehold improvements:
Research	$6,046	$6,959
Molecular diagnostics	14,005	12,717
Pharmaceutical development	8,568	10,350

Total	$28,619	$30,026

Total Assets:
Research	$14,053	$10,435
Molecular diagnostics	62,842	54,604
Pharmaceutical development	8,693	14,247

Total	$85,588	$79,286

The following table reconciles assets by operating segment to total assets:

(In thousands)	Mar. 31, 2009	Jun. 30, 2008
Total assets by segment	$85,588	$79,286
Cash, cash equivalents and marketable investment securities (1)	534,842	420,056

Total	$620,430	$499,342

(1)	The Company manages cash, cash equivalents and marketable investment securities at the consolidated level for all segments.

(7)	Fair Value Measurements

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

Level 2— observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis during the nine months ended March 31, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$195,683	$5,002	$—	$200,685
Securities available-for-sale	—	332,267	1,890	334,157

Total	$195,683	$337,269	$1,890	$534,842

Our Level 1 assets include cash and money market instruments. Level 2 assets consist of our marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and euro bonds. As of March 31, 2009, we held $1.9 million of investments which were measured using unobservable (Level 3) inputs. These investments represent less than 1% of our total fair value investments portfolio and were classified as Level 3 assets for the three and nine months ended March 31, 2009. Our Level 3 assets consist of certain marketable investment securities, with an auction reset feature (auction rate securities) and the value is determined based on valuations which approximate fair value. As of March 31, 2009, we believe the unrealized losses in the auction-rate securities are temporary and we have the ability and intent to hold the assets to maturity. As a result, we have recorded the unrealized losses in other comprehensive loss in the accompanying condensed consolidated balance sheet. There were no changes in the composition or estimated fair value of our Level 3 financial assets, which are measured at fair value on a recurring basis, for the three and nine months ended March 31, 2009.

(8)	Separation of Research and Pharmaceutical Businesses

On October 15, 2008, the Company’s Board of Directors preliminarily approved plans to separate its molecular diagnostic business from its research and pharmaceutical development businesses. In order to carry out the proposed separation of the research and pharmaceutical development businesses, on January 5, 2009, the Company created a new wholly-owned subsidiary, a Delaware corporation, into which substantially all of the assets and certain liablities of the research and pharmaceuticals businesses and cash will be contributed. In connection with the formation of this new subsidiary, the Company’s existing subsidiary, Myriad Pharmaceuticals, Inc., changed its corporate name to Myriad Therapeutics, Inc., and the newly formed subsidiary adopted the name of Myriad Pharmaceuticals, Inc. (“MPI”).

The Company expects that all outstanding shares of MPI will be distributed to the Company’s stockholders as a pro-rata, tax-free dividend. The Company has filed a private letter ruling request with the Internal Revenue Service regarding the tax-free nature of the spin-off. The separation will result in MPI operating as an independent entity with publicly traded common stock. It is anticipated that the Company would not have any ownership or other form of interest in MPI subsequent to the separation. On April 1, 2009, MPI filed a Form 10 registration statement with the Securities and Exchange Commission (“SEC”). Completion of the proposed spin-off is subject to numerous conditions, including the effectiveness of the Form 10 with the SEC and the execution of separation and related agreements between the Company and MPI. Approval by the Company’s stockholders is not required as a condition to the consummation of the proposed spin-off. The Company has the right not to complete the distribution if, at any time, the Board of Directors determines, in its sole discretion, that the distribution is not in the best interests of the Company or its stockholders or that market conditions are such that it is not advisable to separate the research and drug development businesses from Myriad Genetics.

(9)	Income Taxes

The Company’s income tax expense for the nine months ended March 31, 2009, represents the Company’s estimated alternative minimum tax liability. During the three months ended March 31, 2009 the Company filed its income tax return and received a refund of approximately $94,000 due to the overpayment of its actual tax liability. This amount has been reflected as a tax benefit during the three months ended March 31, 2009.

(10)	Asset Acquisition

On January 20, 2009, the Company’s wholly-owned subsidiary, Myriad Pharmaceuticals, Inc. purchased certain in-process research and development assets related to the HIV drug candidate that the Company has labeled MPC-4326 from Panacos Pharmaceuticals, Inc. The assets were determined to be in-process research and development assets and were charged to expense on the acquisition date. MPI assumed control of all clinical and commercial development of MPC-4326. The aggregate purchase price was $7 million, which represented cash consideration.

(11)	Sublicense Fee

During the three months ended March 31, 2009, the Company negotiated a reduced sublicense fee with Encore Pharmaceuticals, Inc. (“Encore”) arising from the Company’s receipt of a $100 million non-refundable upfront payment from H. Lundbeck A/S. The final $11 million sublicense fee was paid on March 27, 2009. Pursuant to the sublicense agreement with Encore, the Company had previously recorded an accrual of $20 million related to the sublicense fee and, accordingly, the Company recorded a reduction of research and development expense of $9 million during the three months ended March 31, 2009.

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

Our molecular diagnostic business focuses on the analysis of genes and their alterations to assess an individual’s risk for developing disease later in life (predictive medicine) and to assess a patient’s risk of disease progression, disease recurrence, drug toxicity or drug response (personalized medicine). To date we have launched seven commercial molecular diagnostic products, including both predictive medicine and personalized medicine products. We market these products through our own 250-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenue was $86.5 million and $240.5 million for the three and nine months ended March 31, 2009, an increase of 47% and 52% over revenues of $59.0 million and $158.2 million for the same periods in the prior year.

We believe that advances in the emerging field of molecular diagnostics will improve our ability to determine which patients are subject to a greater risk of developing disease and who, therefore, would benefit from preventive therapies. Molecular diagnostic products may also guide a patient’s healthcare to ensure the patient receives the most appropriate drug at the optimal dose.

The seven commercial molecular diagnostic products that we have launched to date are:

•	BRACAnalysis®, our predictive medicine product for breast and ovarian cancer

•	COLARIS®, our predictive medicine product for colorectal and uterine cancer

•	COLARIS AP®, our predictive medicine product for colon cancer

•	MELARIS®, our predictive medicine product for melanoma

•	Theraguide®, 5FU, our personalized medicine product for chemotherapy toxicity

•	Prezeon™, our personalized medicine product for disease progression and drug response

•	OnDose™, our personalized medicine product to measure chemotherapy exposure to 5FU launched in April 2009

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

Myriad researchers have made important discoveries in the fields of cancer and infectious diseases such as AIDS. These discoveries point to novel disease pathways that we believe may pave the way for the development of new classes of drugs. As we learn more about the genetic basis of disease, we believe that we may be able to develop drugs that are more effective and have fewer side effects. Our major drug development programs include:

•	Azixa™ for the treatment of solid primary and metastatic brain tumors;

•	MPC-9055 for the treatment of AIDS;

•	MPC-4326 for the treatment of AIDS;

•	MPC-2130 for the treatment of hematologic cancers;

•	MPC-0920 for the treatment of thrombosis; and

•	MPC-3100 for the treatment of solid tumors.

On January 20, 2009, our wholly-owned subsidiary, Myriad Pharmaceuticals, Inc. acquired all rights to Bevirimat from Panacos Pharmaceuticals for $7 million. Bevirimat is a drug compound in development for the treatment of HIV which we have labeled

MPC-4326.

Our research services group is focused on the discovery of genes related to major common diseases. Our research services group has had several successful collaborations with public and private institutions and companies. Through these collaborations we have continued to increase the size and scope of our ProNet database. ProNet represents our proprietary database of protein to protein interactions.

We have devoted substantially all of our resources to undertaking our drug discovery and development programs, operating our molecular diagnostic business, and continuing our research and development efforts. We have three reportable operating segments: (1) research, (2) molecular diagnostics, and (3) pharmaceutical development. See Note 5 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments. Our revenues have consisted primarily of sales of molecular diagnostic products and research payments. For the three and nine months ended March 31, 2009, we had net income of $25.3 million and $61.0 million compared to a net loss of $4.6 million and $17.7 million for the same periods ended March 31, 2008. As of March 31, 2009, we had an accumulated deficit of $143.6 million.

Our research and development expenses include costs incurred for our drug candidates currently in human clinical trials, including Azixa, MPC-9055, MPC-0920, MPC-4326 and MPC-2130. In April 2009, we announced that the FDA had approved the Company’s application to begin Phase 1 clinical trial of MPC-3100. Currently, the only costs we track by each drug candidate are external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other outsourced research. We do not assign to each drug candidate our internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. All research and development costs for our drug candidates are expensed as incurred.

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

On October 15, 2008, our Board of Directors preliminarily approved plans to separate our molecular diagnostic business from our research and drug development businesses. In order to carry out the proposed separation of the research and pharmaceutical development businesses, on January 5, 2009, we created a new wholly-owned subsidiary, a Delaware corporation, into which substantially all of the assets and certain of the liabilities of the research and pharmaceuticals businesses and associated intellectual property rights (including patents) and cash will be contributed. In connection with the formation of this new subsidiary, our existing subsidiary, Myriad Pharmaceuticals, Inc., changed its corporate name to Myriad Therapeutics, Inc., and the newly formed subsidiary adopted the name of Myriad Pharmaceuticals, Inc. (“MPI”).

We expect that all outstanding shares of MPI will be distributed to our stockholders as a pro-rata, tax-free dividend. We have filed a private letter ruling request with the Internal Revenue Service regarding the tax-free nature of the spin-off. The separation will result in MPI operating as an independent entity with publicly traded common stock. It is anticipated that we would not have any ownership or other form of interest in MPI subsequent to the separation. On April 1, 2009, MPI filed a Form 10 registration statement with the SEC for the new research and pharmaceutical development company. Approval by the Company’s stockholders is not required as a condition to the consummation of the proposed spin-off. The Company has the right not to complete the distribution if, at any time, the Board of Directors determines, in its sole discretion, that the distribution is not in the best interests of the Company or its stockholders or that market conditions are such that it is not advisable to separate the research and drug development businesses from Myriad Genetics.

On February 24, 2009, our board of directors declared a two-for-one split of our common stock, effected in the form of a stock dividend. The stock dividend was distributed on March 25, 2009 to shareholders of record on March 9, 2009.

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

Pharmaceutical revenue from non-refundable upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period or upon termination of a development or license agreement when the Company has no ongoing obligation. We recognized no pharmaceutical revenue for the three and nine months ended March 31, 2009.

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

After a review of our allowance for doubtful accounts as of March 31, 2009 and June 30, 2008, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $460,000 and $410,000, respectively.

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

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on our financial condition or results of operations, but FAS 157 requires new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The majority of our financial instruments are valued using quoted prices in active markets or based on other observable inputs.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Molecular diagnostic revenue for the three months ended March 31, 2009 was $86.5 million, compared to $59.0 million for the same three months in 2008. This 47% increase in molecular diagnostic revenue is primarily attributable to increased testing volume. Increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and increased testing volumes for the three months ended March 31, 2009. During the past quarter we have concluded a public awareness marketing campaign in strategic southern states to increase our market penetration in primarily the Ob/Gyn market. Through these efforts we are attempting to broaden utilization of our products with current physician customers and increase the number of new physician customers prescribing our products. We believe these efforts will allow us to continue to grow molecular diagnostic revenue in future periods; however, the markets in which we operate are experiencing unprecedented economic turmoil resulting in loss of jobs, loss of employer sponsored insurance coverage, and reduced doctor visits. We believe that no company is immune and that there has been some dampening effect on our revenue growth this past quarter due to these difficult economic times; therefore, there can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Research and other revenue is comprised of research and license payments received pursuant to collaborative agreements. Research revenue for the three months ended March 31, 2009 was $1.0 million, compared to $2.7 million for the same three months in 2008. This 65% decrease in research revenue is primarily attributable to the completion of certain research collaborations. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately.

Molecular diagnostic cost of revenue for the three months ended March 31, 2009 was $11.2 million, compared to $8.3 million for the same three months in 2008. This increase of 36% in molecular diagnostic cost of revenue is primarily due to the 47% increase in revenue from our molecular diagnostic products, partially offset by technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Our gross profit margin was 87% for the three months ended March 31, 2009 compared to 86% for the same three months in 2008. Our gross profit margins may fluctuate from quarter to quarter based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase or remain at current levels.

Research and development expenses for the three months ended March 31, 2009 were $17.9 million, compared to $31.2 million for the same three months in 2008. This decrease of 43% was due primarily to:

•	decrease in pharmaceutical development costs of approximately $10.8 million from the discontinuance of our former Alzheimer’s disease drug candidate;

•	decrease of $9.0 million due to the reduction of a previously recorded sublicense fee accrual of $20 million for Encore Pharmaceuticals due to the payout of the final sublicense fee of $11 million;

•	increase of $7.0 million due to the purchase of our AIDS drug candidate MPC-4326;

•	decrease in development costs of our other diagnostic and pharmaceutical programs of approximately $1.1 million; and

•	increase in SFAS 123R share-based payment expense of approximately $0.6 million.

We expect our research and development expenses will fluctuate as we conduct additional clinical trials to support the potential commercialization of our product candidates currently in clinical development, advance our other product candidates into clinical trials, develop additional molecular diagnostic products, and expand our research and development activities.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended March 31, 2009 were $36.1 million, compared to $30.2 million for the same three months in 2008. The increase in selling, general and administrative expense of 20% was due primarily to:

•

increase in sales and marketing expense of approximately $3.9 million to support the 47% growth in our molecular diagnostic revenues, which includes the continued expansion of our Ob/Gyn sales force, commissions, travel, and initiative programs;

•	decrease in our commercialization efforts of $3.4 million for our former Alzheimer’s disease drug candidate;

•	general increase in administrative costs of approximately $2.2 million to support growth in our molecular diagnostic business and therapeutic development efforts;

•	increase in SFAS 123R share-based payment expense of approximately $1.8 million; and

•	increase in bad debt expense of approximately $1.4 million that resulted from the 47% growth in our molecular diagnostic sales and an increase in our bad debt allowance;

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches, our efforts in support of our existing molecular diagnostic products, and our drug discovery and drug development efforts.

Interest income for the three months ended March 31, 2009 was $2.9 million, compared to $3.3 million for the same three months in 2008. The decrease was due primarily to a decrease in interest rates. The tax expense for the three months ended March 31, 2009 represents a credit of $0.1 million for a tax refund received for overpayment of our fiscal 2008 tax liability.

Results of Operations for the Nine Months Ended March 31, 2009 and 2008

Molecular diagnostic revenue for the nine months ended March 31, 2009 was $240.5 million compared to $158.2 million for the same nine months in 2008, an increase of 52%. This increase is primarily attributable to increased testing volumes. Increased sales, marketing, and education efforts, including our direct-to-consumer advertising campaign which concluded in the three months ended March 31, 2009, have resulted in wider acceptance of our products by the medical community and increased revenue for the nine months ended March 31, 2009. There can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Research and other revenue for the nine months ended March 31, 2009 was $5.1 million compared to $8.6 million for the same nine months in 2008. This 41% decrease in research revenue is primarily attributable to the completion of research collaborations.

Molecular diagnostic cost of revenue for the nine months ended March 31, 2009 was $32.1 million compared to $23.3 million for the same nine months in 2008. This increase of 38% in molecular diagnostic cost of revenue is primarily attributable to the 52% growth in our molecular diagnostic revenues. Our gross profit margin was 87% for the nine months ended March 31, 2009 compared to 85% for the same nine months in 2008. Our gross profit margins may fluctuate from period to period based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase or remain at current levels.

Research and development expenses for the nine months ended March 31, 2009 were $55.0 million compared to $84.5 million for the same nine months in 2008. This decrease of 35% was primarily due to:

•	decrease in pharmaceutical development costs of approximately $28.0 million from the discontinuance of our former Alzheimer’s disease drug candidate;

•	decrease of $9.0 million due to the reduction of a previously recorded sublicense fee accrual of $20 million for Encore Pharmaceuticals due to the payout of the final sublicense fee of $11 million;

•	increase of $7 million due to the purchase of our AID’s drug candidate MPC-4326;

•	increase in SFAS 123R share-based payment expense of approximately $3.0 million; and

•	decrease in development costs of our other diagnostic and pharmaceutical programs of approximately $2.5 million.

Selling, general and administrative expenses for the nine months ended March 31, 2009 were $105.1 million, compared to $87.1 million for the same nine months in 2008. The increase in selling, general and administrative expense of 21% was due primarily:

•

increase in sales and marketing expense of approximately $12.6 million, which includes the continued expansion of our Ob/Gyn sales force, commissions, travel, and initiative programs, to support the 52% growth in our molecular diagnostic revenues;

•	decrease in our commercialization efforts of $6.1 million for our former Alzheimer’s disease drug candidate;

•	increase in SFAS 123R share-based payment expense of approximately $4.3 million;

•	increase in bad debt expense of approximately $3.8 million that resulted from the 52% growth in our molecular diagnostic sales and an increase in our bad debt allowance; and

•	general increase in administrative costs of approximately $3.4 million to support growth in our molecular diagnostic business and therapeutic development efforts.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches, our efforts in support of our existing molecular diagnostic products, and our drug discovery and development efforts.

Interest income for the nine months ended March 31, 2009 was $9.8 million, compared to $10.8 million for the same nine months ended March 31, 2008. The decrease was due primarily to a decrease in interest rates.

Other expense for the nine months ended March 31, 2009 was comprised primarily of other-than-temporary impairment on marketable investment securities. Based on the bankruptcy filing of Lehman Brothers Holdings, Inc. (“Lehman”), we determined that our investment in certain Lehman bonds was not likely to be recoverable. Based on this determination we expensed the full value of all Lehman holdings resulting in an other than temporary impairment loss of approximately $2.0 million. In addition, the tax expense for the nine months ended March 31, 2009 represents $0.2 million for the Company’s estimated alternative minimum tax liability.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $114.7 million, or 27%, from $420.1 million at June 30, 2008 to $534.8 million at March 31, 2009. This increase is primarily attributable to cash generated from our molecular diagnostic revenue, research collaboration payments and proceeds from the exercise of stock options. This increase was partially offset by expenditures for our ongoing clinical trials, internal research and drug development programs, acquisition of capital assets, sales and marketing expense for our molecular diagnostic products, and other expenditures incurred in the ordinary course of business.

Net cash provided by operating activities was $45.1 million during the nine months ended March 31, 2009, compared to $8.1 million used in operating activities during the same nine months in 2008. Trade accounts receivable increased $19.0 million between June 30, 2008 and March 31, 2009, primarily due to increases in molecular diagnostic sales. Accrued liabilities decreased by $21.8 million between June 30, 2008 and March 31, 2009, primarily due to payments made following the discontinuance of our former Alzheimer’s disease drug candidate as well as an $11 million payment for a sublicense fee due to Encore related to the Lundbeck co-marketing agreement. Deferred revenue decreased by $2.0 million between June 30, 2008 and March 31, 2009, primarily due to the completion of research collaborations.

Our investing activities used cash of $160.4 million during the nine months ended March 31, 2009 and used cash of $11.3 million during the same nine months in 2008. Investing activities were comprised primarily of purchases and maturities of marketable investment securities and capital expenditures for research equipment and facilities, as well as the purchase of a technology license.

Financing activities provided cash of $78.2 million during the nine months ended March 31, 2009 and provided cash of $18.4 million in the same nine months in 2008. All from the exercise of stock options and sales of our shares under our Employee Stock Purchase Plan.

We believe that with our existing capital resources and net cash provided by operating activities, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	the progress and results of our current Phase 2 clinical trials of Azixa for the treatment of cancer and any additional trials that we may initiate based on the Phase 2 results;

•	the progress and results of our Phase 2a clinical trials for MPC-9055 and our Phase 1 trial for MPC-2130 and MPC-3100 and any future trials that we may initiate based on the results;

•	the results of our preclinical studies and testing for our preclinical programs and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Azixa, MPC-9055, MPC-4326, MPC-2130, MPC-3100 and any preclinical drug candidates that may progress to clinical trials;

•	our ability to partner MPC-0920 or results of future clinical trials for MPC-0920;

•	the costs of establishing sales and marketing functions and of establishing or contracting for commercial manufacturing capacities if any of our drug candidates is approved;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the costs and expenses incurred in supporting our existing molecular diagnostic products;

•	the progress, results and cost of developing additional molecular diagnostic products for our molecular diagnostic business;

•	the costs, timing and results of launching new molecular diagnostic products;

•	the costs, timing and outcome of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us associated with any of our current or future products;

•	the impact of current economic conditions and job loss resulting in fewer doctor visits and loss of employer provided insurance coverage;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us; and

•	the costs to satisfy our obligations under potential future collaborations.

Our plans to separate our research and pharmaceutical development businesses from our molecular diagnostic business will impact our current liquidity and capital resources. At the time of separation, we expect to contribute substantially all of the assets and certain liabilities of our research and drug development businesses and cash of $185.0 million to MPI. We expect our future liquidity and capital resource needs to be reduced by the operational costs of those spin-off businesses.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that we may be unable to further identify, develop or achieve commercial success for new products and technologies; the risk that we may be unable to discover drugs that are safer and more efficacious than our competitors; the risk we may be unable to develop manufacturing capability for approved products; the risk that sales of or profit margins for our existing molecular diagnostic products may decline or will not continue to increase at historical rates; the risk that we may be unable to develop additional molecular diagnostic products that help assess which patients are subject to greater risk of developing diseases and who would therefore benefit from new preventive therapies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; the risk that clinical trials will not be completed on the timelines we have estimated; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; the risk that we may be unable to protect our proprietary technologies; the risk of patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; the risk that we may not be able to effectuate the spin-off of our research and pharmaceutical businesses as contemplated; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2008, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

As of March 31, 2009 we have estimated unrealized gains of $656,000 in our investment portfolio. For the nine months ended March 31, 2009 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of financial institutions currently experiencing credit difficulties and unrealized losses in the fair value changes in auction rate securities. We have determined that these losses are temporary in nature. We also recorded a $2.0 million other–than-temporary impairment on marketable investment securities for Lehman. However, the ultimate value that we realize from our marketable investment securities may change substantially.

The securities held in our investment portfolio are also subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of March 31, 2009, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements as a whole.

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

None

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

MYRIAD GENETICS, INC.

Date: May 5, 2009	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: May 5, 2009	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)