Form 10-K
period 2009-06-30
MYRIAD GENETICS INC
filed 2009-08-26
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,042,784,166.

As of August 21, 2009 the registrant had 95,920,013 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2009.

PART I

Item 1.	BUSINESS

Overview

Myriad Genetics, Inc. is a leading healthcare company focused on the development and marketing of novel molecular diagnostic products. We believe that the future of medicine lies in a shift from a treatment paradigm to a prevention paradigm. By understanding the genetic basis of disease, we believe that individuals who have a greater risk of developing disease can be identified and physicians can use this information to improve patient outcomes, patient healthcare, and identify those individuals who would benefit from preventive therapies. We employ a number of proprietary technologies that help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset, progression and treatment of disease. We use this information to guide the development of new molecular diagnostic products that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine). Our goal is to provide physicians with this critical information that may guide the healthcare management of their patients to prevent disease, delay the onset of disease, or catch the disease at an earlier stage when it is more treatable.

To date we have launched seven commercial molecular diagnostic products, including four predictive medicine and three personalized medicine products. We market these products through our own 300-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenue was $326.5 million for the year ended June 30, 2009, an increase of 47% over the prior fiscal year. We launched our first molecular diagnostic product, BRACAnalysis®, in November 1996, and sales of BRACAnalysis account for most of our molecular diagnostic revenues.

During the fiscal year ended June 30, 2009, we devoted substantially all of our resources to performing research and understanding the genetics of human disease, operating our molecular diagnostic business, and undertaking drug discovery and development programs. Our revenues for the fiscal year ended June 30, 2009 consisted primarily of sales of molecular diagnostic products (98%) and research payments (2%). For the year ended June 30, 2009, we had net income of $84.6 million. As of June 30, 2009, we had an accumulated deficit of $119.9 million.

Spin-off of Our Research and Development Business

On June 30, 2009, we completed the spin-off of our research and drug development businesses for the treatment of cancers and other diseases into our then wholly owned subsidiary, Myriad Pharmaceuticals, Inc., or MPI. On June 30, 2009, we contributed substantially all of the assets and certain liabilities from the research and drug development businesses and $188.0 million in cash and marketable securities to MPI. All outstanding shares of MPI were then distributed to our stockholders as a pro-rata, tax-free dividend on June 30, 2009 by issuing one share of MPI common stock for every four shares of our common stock to stockholders of record as of June 17, 2009. As of July 1, 2009, Myriad Genetics, Inc. and MPI, now operate as two independent, highly-focused, public companies. We believe that the separation of these two organizations should enable each company to more readily pursue its strategic initiatives and compete more effectively in its respective market.

MPI now trades independently on The NASDAQ Global Market under the ticker symbol “MYRX.” We do not have any ownership or other form of interest in MPI subsequent to the separation. The results of operations for the former research and drug development activities conducted by us and MPI until June 30, 2009 are included as part of this report as discontinued operations; however, a complete overview of the research and drug development business now operated by MPI can be found in the separately issued reports that MPI files with the Securities and Exchange Commission and on its website at www.myriadpharma.com. The information set forth on MPI’s website is not part of this report or our website.

Our Business Strategy

Our business strategy is to understand the relationship between genes and human diseases in order to develop the next generation of molecular diagnostic products. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these genes, proteins, and pathways will enable us to develop novel molecular diagnostic products. Our business strategy includes the following key elements:

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

•

Acquire promising biomarkers/genes from other organizations. We intend to continue to take advantage of in-licensing or acquisition opportunities to augment our in-house product development programs. We recognize that we cannot meet all of our research discovery needs internally and can benefit from the research performed by other organizations. We hope to leverage our financial strength and product development expertise to acquire new product opportunities in molecular diagnostic areas of focus.

•

Grow our molecular diagnostic business in the U.S. We will continue to seek to increase the market penetration of our existing molecular diagnostic products in the U.S. Additionally, we will pursue new product opportunities in the areas of predictive, personalized, and prognostic medicine to capitalize on our leadership position. We believe that molecular diagnostics will play an increasingly important role in the management of a patient’s healthcare.

•

Expand our molecular diagnostic business internationally. While we have collaborations in several European countries, we intend to establish operations in Europe in the future and market our current line of molecular diagnostic products and any future products in the major market countries in Europe for which we believe there is an attractive commercial opportunity, subject to any required regulatory approvals and the license rights to our products. We believe that personalized medicine products in particular would be attractive to the national insurance programs of the major countries in the European Union. We are exploring a variety of strategic alternatives to accomplish this expansion including joint ventures, acquisitions, or building operations in Europe independently.

Molecular Diagnostic Products

Our molecular diagnostic products are designed to analyze genes and their mutations to assess an individual’s risk for developing disease later in life or a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression and disease recurrence, and measure a patient’s exposure to drug therapy to ensure optimal dosing and reduced drug toxicity. Armed with this risk response assessment information, individuals can take action to prevent or delay the onset of disease and physicians can ensure that patients receive the most appropriate treatment of their disease.

To date, we have launched seven commercial molecular diagnostic products. We market these products through our own 300-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries. Molecular diagnostic revenues were $326.5 million for the year ended June 30, 2009, an increase of 47% over the prior fiscal year. We launched our first molecular diagnostic product, BRACAnalysis, in November 1996, and sales of BRACAnalysis account for most of our molecular diagnostic revenues. Our current commercial molecular diagnostic products are:

•	BRACAnalysis®: predictive medicine product for hereditary breast and ovarian cancer. BRACAnalysis is a comprehensive analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk of developing hereditary breast and ovarian cancer. A woman who tests positive for a deleterious mutation with the BRACAnalysis test has an 82% risk of developing breast cancer and a 44% risk of developing ovarian cancer during her lifetime. BRACAnalysis provides important information that we believe will help the patient and her physician make better informed lifestyle, surveillance, preventive medication and treatment decisions. As published in the Journal of the National Cancer Institute, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast cancer can reduce their risk by approximately 50% with appropriate preventive therapies. Additionally, as published in the New England Journal of Medicine, researchers have shown that pre-symptomatic individuals who carry gene mutations can lower their risk of developing ovarian cancer by approximately 60% with appropriate preventive therapies.

According to the American Cancer Society, in 2009 there will be approximately 216,000 women in the United States diagnosed with breast cancer or ovarian cancer. This year in the United States an estimated 55,000 women will die from these cancers. The test is currently priced at $3,120 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to 23 U.S. patents covering BRACAnalysis.

•

COLARIS®: predictive medicine product for hereditary colorectal cancer and uterine cancer. COLARIS is a comprehensive analysis of the MLH1, MSH2, and MSH6 genes for assessing a person’s risk of developing colorectal cancer or uterine cancer. Individuals who carry a deleterious mutation in one of the colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have a 60% lifetime chance of developing uterine cancer. Highly effective preventive measures for colon cancer include colonoscopy and the removal of precancerous polyps. Through proper application of screening and polyp removal, colon cancer is a preventable disease.

According to the American Cancer Society, approximately 189,000 new cases of colorectal or uterine cancer will be diagnosed this year and approximately 50,000 Americans will die of the disease. According to the American Society of Clinical Oncologists, familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases. The test is currently priced at $2,950 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to eight U.S. patents covering COLARIS.

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

COLARIS AP is currently priced at $1,920 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to 13 U.S. patents covering COLARIS AP.

•

MELARIS®: predictive medicine product for melanoma. MELARIS analyzes mutations in the p16 gene to determine genetic susceptibility to malignant melanoma, a deadly form of skin cancer. Individuals who test positive for a deleterious mutation in the p16 gene for MELARIS have a 75-fold increased risk of developing melanoma during their lifetimes as compared to the general population. MELARIS, which assesses a person’s risk of developing melanoma, provides important information that we believe will be useful in the surveillance and prevention of melanoma. Melanoma can be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which pre-cancerous lesions are removed before cancer can develop.

According to the American Cancer Society, approximately 69,000 new cases of melanoma will be diagnosed in the United States in 2008. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. MELARIS is currently priced at $850 and is covered by most major health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to 13 U.S. patents covering MELARIS.

•

THERAGUIDE® 5-FU: personalized medicine product for chemotherapy toxicity. THERAGUIDE 5-FU analyzes mutations in the DPYD gene and variations in the TYMS gene to assess patient risk of 5-Flourouracil (5-FU) toxicity and to help guide physician dosing decisions. Cancer patients who test positive for a deleterious mutation in the DPYD gene and variations in the TYMS gene for THERAGUIDE 5-FU have an increased risk of suffering toxicity from 5-FU chemotherapy and should be considered for a reduced dose of 5-FU or for other chemotherapy regimens. According to IMS prescription data, there are approximately 250,000 patients that receive 5-FU therapy each year in the United States. Up to 20% of these patients will experience medically significant toxicity issues (grade 3 or 4 toxicity). 5-FU is widely prescribed for the treatment of colorectal, metastatic, breast, skin, and head and neck cancers.

THERAGUIDE 5-FU is currently priced at $1,100 and is covered by many health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to four U.S. patent applications covering THERAGUIDE 5-FU.

•

OnDose™: A personalized medicine product to determine 5-FU dosing. OnDose is a simple blood test that assists oncologists to optimize infusional 5-FU therapy on an individual basis. As published in the Journal of Clinical Oncology, OnDose provides pharmacokinetic data to the oncologist to guide dose adjustments of 5-FU to ensure the potential cancer is being treated appropriately with reduced side effects and toxicity. According to IMS prescription data, there are 175,000 patients diagnosed with colorectal cancer that receive 5-FU chemotherapy each year.

OnDose is currently priced at $300 per test and multiple tests per patient are required to determine and maintain the optimum 5-FU dose for each patient and is covered by many health maintenance organizations and health insurance providers in the United States. We own or have licensed patent rights to one U.S. patent covering OnDose.

•

PREZEON™: A personalized medicine product to assess status of PTEN gene. PREZEON assesses loss of PTEN function in cancers which are associated with more aggressive disease progression and poorer survival. The PTEN gene plays a critical role in cell signaling pathways that are the target of a number of cancer drugs such as EGFR inhibitors and mTOR inhibitors. Analysis of PTEN function can help oncologists in identifying patients who may not respond to these classes of cancer drugs. The PTEN gene plays a role in the disease progression of the four major cancers – breast, prostate, colon, and lung cancer. According to the American Cancer Society, approximately 752,000 new cases of these cancers will be diagnosed this year.

PREZEON is currently priced at $500. We own or have licensed patent rights to four U.S. patent covering PREZEON.

Patents and Proprietary Rights

We intend to seek patent protection in the United States and major foreign jurisdictions for genes, proteins, antibodies, diagnostic markers, technologies, methods, processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We also rely upon trade secret rights to protect our proprietary databases of genetic mutations and alterations and certain other technologies which may be used in discovering and characterizing new genes and proteins and ultimately used in the development or analysis of molecular diagnostic products. To further protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection.

We own or have licensed rights to 213 issued patents as well as numerous patent applications in the United States and foreign countries. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed, or found unenforceable.

Our processes and potential products may also conflict with patents which have been or may be granted to competitors, academic institutions or others. As the pharmaceutical, biotechnology, and molecular diagnostic industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to interferences filed by others in the U.S. Patent and Trademark Office, or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, developing and marketing of the related product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to cease the infringing activity or obtain a license in order to continue to develop or market the relevant product or process. We may not prevail in any such action and any license required under any such patent may not be made available on acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our technologies or potential products could have a material adverse effect on our business.

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

Others may obtain patents having claims which cover aspects of our products or processes which are necessary for or useful to the development, use or performance of our diagnostic products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of potential molecular diagnostic products could be limited or prohibited.

License Agreements

We are a party to multiple license agreements which give us the rights to use certain technologies in the research, development, testing processes, and commercialization of our molecular diagnostic products. We may not be able to continue to license these technologies on commercially reasonable terms, if at all. Additionally, patents underlying our license agreements may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our failure to maintain rights to this technology could have a material adverse effect on our business.

In October 1991, we entered into a license agreement with the University of Utah Research Foundation (the ‘University”), for the exclusive rights to utilize certain intellectual property rights of the University, including issued patents that relate to the BRCA1 gene, on a world-wide basis. Under this license agreement we pay the University a royalty based on net sales of our BRACAnalysis molecular diagnostic products. This license agreement ends on the later of October 8, 2011 or the last to expire patent covered by the license agreement which presently is not anticipated to expire until April 2018. The Licensors have the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

In March 1995, we entered into separate license agreements with the University, The Trustees of the University of Pennsylvania, The Hospital for Sick Children and Endorecherche, Inc. (collectively referred to as the “Licensors”) for the exclusive rights to utilize certain intellectual property rights of the respective Licensors, including issued patents that relate to the BRCA2 gene, on a world-wide basis. Under these license agreements we pay each of the Licensors a royalty based on net sales of our BRACAnalysis molecular diagnostic product. Each of these license agreements ends on the last to expire patent covered by the respective license agreements which presently is not anticipated to expire until December 2015. The Licensors have the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

In April, 2000, we entered into a license agreement with Dana-Farber Cancer Institute, Inc., Oregon Health Sciences University, University of Vermont and State Agricultural College and Yale University (collectively the “Licensors”) for the non-exclusive rights to utilize certain intellectual property rights of the Licensors, including issued patents that relate to the MLH1, MLH2 and PMS1 genes, on a world-wide basis. Under this license agreement we pay the Licensors a royalty based on net sales of our Colaris molecular diagnostic product. This license agreement ends on the later of April 1, 2010, or the last to expire patent covered by the license agreement, which presently is not anticipated to expire until October 2026. The Licensors have the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

In April, 2000, we entered into a license agreement with Genzyme Corporation (“Genzyme”) for the non-exclusive rights to utilize certain intellectual property rights of Genzyme, including issued patents that relate to the hMSH2 gene, on a world-wide basis. Under this license agreement we pay Genzyme a royalty based on net sales of our Colaris molecular diagnostic product. This license agreement ends, on a country by country basis, on the last to expire patent covered by the license agreement, which presently is not anticipated to expire until October 2026. Either party has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

Competition

Competition is intense in our existing and potential markets. Our competitors in the United States and abroad are numerous and include, other molecular diagnostic companies, diagnostic reference laboratories, large multi-national healthcare companies, and universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We expect competition to intensify in our current fields as technical advances occur and become more widely known.

The technologies for discovering genes that cause major diseases, are involved in disease progression, or are themselves the targets of pharmaceuticals as well as the approaches for commercializing those discoveries are rapidly evolving. Rapid technological developments could result in our potential products or processes becoming obsolete before we recover a significant portion of our related research and development costs and associated capital expenditures. If we do not discover additional disease-causing genes, characterize their functions, develop molecular diagnostic products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before our competitors, we could be adversely affected. Moreover, any molecular diagnostic products that we may develop could be made obsolete by less expensive or more effective tests or methods that may be developed in the future.

Governmental Regulation

CLIA and other laboratory licensure

Laboratories that perform testing on human specimens for the purpose of providing information for diagnosis, prevention or treatment of disease or assessment of health are subject to federal state and local regulation. The Clinical Laboratory Improvement Amendments of 1988, or CLIA, imposes quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of reporting patient test results. The FDA is responsible for the categorization of commercially marketed in vitro diagnostic, or IVD, tests under CLIA into one of three categories based upon the potential risk to public health in reporting erroneous results. The categories, which were devised on the basis of the complexity of the test, include waived tests, tests of moderate complexity, and tests of high complexity. Under CLIA, certified laboratories are required to hold a certificate applicable to the type of tests that they perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing. CLIA-certified laboratories are typically subject to survey and inspection every two years to assess compliance with program standards.

In addition to CLIA certification, laboratories offering clinical testing are required to hold other licenses, certifications and permits. A clinical laboratory is required to be licensed by the state in which it is located and many CLIA-certified laboratories also seek accreditation by the College of American Pathologists, or CAP. The CAP Laboratory Accreditation Program is an internationally recognized program that utilizes teams of practicing laboratory professionals as inspectors, and accreditation by CAP can often be used to meet CLIA and state certification requirements. In addition, some states, such as New York, require that a laboratory that intends to test clinical samples from residents of that state be licensed by that state even if the laboratory is not located there.

Food and Drug Administration

Although the Food and Drug Administration (FDA) has consistently claimed that is has the regulatory authority to regulate laboratory-developed tests that are validated by the developing laboratory and has imposed labeling requirements for the results of tests utilizing analyte-specific reagents, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. In recent years, the FDA indicated that it was reviewing the regulatory requirements that will apply to laboratory-developed tests, and in September 2006, the FDA published a draft guidance document, which it revised in September 2007, or the Draft Guidance, that may be relevant to tests we develop. The Draft Guidance describes the FDA’s current position regarding potential regulation of In Vitro Diagnostic Multivariate Index Assays, or IVDMIAs, and the revision provided additional examples of the types of tests that would be subject to the Draft Guidance. If the Draft Guidance is finalized in its current form, manufacturers of laboratory-developed IVDMIAs that are being marketed at the time of publication of the final guidance document would be required to submit a regulatory application to the FDA within 12-months of that publication. An IVDMIA is a test system that employs data, derived in part from one or more in vitro assays, and an algorithm that usually, but not necessarily, runs on software, to generate a result that diagnoses a disease or condition or is used in the cure, mitigation, treatment, or prevention of disease.

The first version of the Draft Guidance and related discussions about IVDMIAs attracted the attention of the U.S. Congress, and in March 2007, the Laboratory Test Improvement Act was introduced in the U.S. Senate. The bill, which was not enacted into law, would have mandated that all providers of laboratory-developed tests provide evidence to the FDA that verifies the analytical validity of such tests. It would also have required the development of a mechanism for the enhanced reimbursement of cleared and approved IVD products and laboratory-developed tests. It is possible that Congress will consider similar bills in the future.

In December 2008, Genentech, Inc. submitted a Citizen Petition to the FDA in which it argued that all in vitro diagnostic tests intended for use in therapeutic decision making be held to the same scientific and regulatory standards. Since that time, a number of other companies and organizations have submitted comments supporting or opposing the Citizen Petition. The FDA is required to rule upon each appropriately filed petition within 180 days of receipt and may approve it in whole or in part, deny it, or provide a tentative response indicating why it has been unable to reach a decision on the petition. To date, the FDA has not taken any public action with respect to this Citizen Petition, but if it grants the petition, it will likely promulgate regulations which could increase the amount of FDA regulation to which laboratory-developed tests will be subjected.

HIPAA and other privacy laws

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive United States protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically. Covered Entities must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. Specifically, Title II of HIPAA, the Administrative Simplification Act, contains four provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of data content, codes and formats used in healthcare transactions. The privacy regulations protect medical records and other personal health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. We are currently subject to the HIPAA regulations and maintain an active program designed to address regulatory compliance issues. Penalties for non-compliance with HIPAA include both civil and criminal penalties. Violations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

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

Other laws

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

Reimbursement

In the United States, revenue for diagnostic tests comes from several sources, including third-party payors such as insurance companies, health maintenance organizations and government healthcare programs, such as Medicare and Medicaid. To date, most third-party payors have agreed to pay for our marketed tests. It is time consuming and expensive for us to obtain reimbursement from third-party payors and even if a third-party payor decides to offer any test as a covered benefit, the amount that it is willing to pay for that test may be insufficient to allow us to sell our test on a competitive and profitable basis.

Available Information

We are a Delaware corporation with our principal executive offices located at 320 Wakara Way, Salt Lake City, Utah 84108. Our telephone number is (801) 584-3600 and our web site address is www.myriad.com. We make available free of charge through the Investor Relations section of our web site our Corporate Code of Conduct and Ethics, our Audit Committee and other committee charters and our other corporate governance policies, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

Human Resources

As of August 4, 2009, we had 869 full-time equivalent employees, including 35 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Item 1A.	RISK FACTORS

Risks Related to Our Business and Our Strategy

We may not be able to generate sufficient revenue from our existing products or develop new products to maintain profitability and may never achieve the goals of our business plan.

Although we have developed and marketed several molecular diagnostic products to date, we believe our future success is dependent upon our ability to successfully market our existing molecular diagnostic products to new patients and to develop and commercialize new molecular diagnostic products. The demand for our existing molecular diagnostic products may decrease or may not continue to increase at historical rates. For example, we believe that revenue for our fiscal 2009 fourth quarter was impacted by the economic recession, which is driving increasing unemployment levels and resulting in the loss of insurance coverage and patients delaying or cancelling doctor visits. In addition, because BRACAnalysis and most of our molecular diagnostic products are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic products in order to continue to generate revenue. Our pipeline of new molecular diagnostic candidates is in various stages of development and may take several more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional molecular diagnostic products through the utilization of our technologies or technologies we license from others. Even if we develop products for commercial use, we may not be able to develop products that:

•	meet applicable regulatory standards, in a timely manner or at all;

•	successfully compete with other technologies and products;

•	avoid infringing the proprietary rights of others;

•	can be performed at commercial levels or at reasonable cost; or

•	can be successfully marketed.

We must generate significant revenue to maintain profitability. Even if we succeed in marketing our existing molecular diagnostic products to new patients and in developing and commercializing any additional molecular diagnostic products, we may not be able to generate sufficient revenue and we may not be able to maintain profitability.

We have a history of operating losses.

Until our fiscal year ended June 30, 2008, we have experienced net losses since our inception in 1992. We had an accumulated deficit of $119.9 million as of June 30, 2009. In order to develop and commercialize our molecular diagnostic product candidates, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular diagnostic product candidates currently in development and engage in commercialization activities in anticipation of the launch of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future profits. Additionally, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

•	our ability to sell our existing molecular diagnostic products to new patients;

•	our ability to identify biomarkers that may lead to future molecular diagnostic products;

•	our ability to develop candidate products and receive required regulatory approvals;

•	our ability to successfully commercialize our products;

•	the approval and introduction of competitive products;

•	the willingness of third-party payors to provide full or even partial reimbursement for our products;

•	our ability to maintain and grow our sales force and marketing team to market our products;

•	our ability to increase commercial acceptance of our current molecular diagnostic products; and

•	our ability to maintain or grow our current product revenues.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which may not be available.

We anticipate that our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic products will enable us to maintain our currently planned operations for at least the next two years. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective molecular diagnostic products. Our ongoing efforts to develop products will require substantial cash resources. If, for example, a new disease gene is discovered through our research efforts, we would require funds in addition to our current operating plan to demonstrate clinical utility and develop and launch a new molecular diagnostic product. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all.

Because of our potential long-term capital requirements, we may access the public or private equity or debt markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Under SEC rules, we currently qualify as a well-known seasoned issuer, or WKSI, and can at any time file a registration statement registering securities to be sold to the public which would become effective upon filing. If additional funds are raised by issuing equity securities, existing shareholders may suffer significant dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

If we do not continue to generate sufficient revenue from sales of our molecular diagnostic products and are unable to secure additional funding, we may have to reduce or discontinue operations.

As of June 30, 2009, we had approximately $392.2 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2009 our molecular diagnostic revenues were approximately $326.5 million, and net cash from operating activities was approximately $84.0 million. To develop and bring new molecular diagnostic products to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing. While we anticipate that our existing cash, cash equivalents and marketable securities and expected net cash to be generated from sales of our molecular diagnostic products will be sufficient to fund our current operations for at least the next two years, we may need or want to raise additional financing within this period of time. Our future capital requirements will depend on many factors that are currently unknown to us, including:

•	our ability to maintain the existing licenses to our molecular diagnostic products and enter into collaborations, licensing or other arrangements favorable to us;

•	the scope, progress, results and cost of development, clinical testing and pre-market studies of any new molecular diagnostic products that we may discover or acquire;

•	the progress, results, and costs to develop additional molecular diagnostic products;

•	the costs by us or our licensors of preparing, filing and prosecuting patent applications, maintaining and enforcing our current issued patents, and defending intellectual property-related claims;

•	the costs of acquiring other molecular diagnostic companies;

•	the costs of expanding our sales and marketing functions and commercial operation facilities; and

•	the costs to satisfy our current and future obligations.

If we were successfully sued for product liability, we could face substantial liabilities that exceed our resources.

Our business exposes us to potential liability risks inherent in the testing, marketing and processing of molecular diagnostic products, including possible misdiagnoses. Although we are insured against such risks in amounts that we believe to be commercially reasonable, our present professional and product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

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

The establishment and operation of our laboratory and the production and marketing of services and products developed through our technologies, as well as our ongoing research and development activities, are subject to regulation by numerous federal, state and local governmental authorities in the United States. We have received federal accreditation from the Department of Health and Human Services under CLIA to operate our clinical laboratory. CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for diagnostic, preventative or treatment purposes. Laboratories are subject to survey and inspection every two years in order to maintain their CLIA certifications. Moreover, CLIA inspectors may make random inspections of these laboratories. If we were to lose our CLIA certification, whether as a result of a revocation, suspension or limitation, we would no longer be able to continue our molecular diagnostic testing operations which would have a material adverse effect on our business. We have also been accredited under the Clinical Laboratory Evaluation Program by the Department of Health of the State of New York. Where necessary or material to our operations, we hold state licenses to operate a clinical laboratory. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our molecular diagnostic testing operations and could have a material adverse effect on our business.

Furthermore, while the FDA has elected not to substantially regulate the activities or tests performed by laboratories like our clinical laboratory, the FDA has stated that it has the right to do so, and the FDA may seek to regulate or require clearance or approval of our molecular diagnostic or personalized medicine products in the future. In September 2006, the FDA issued draft guidance on a new class of tests called In Vitro Diagnostic Multivariate Index Assays, or IVDMIAs. Under this draft guidance, some laboratory-developed tests may be determined to be IVDMIAs and could be classified as Class II or Class III medical devices, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. In July 2007, the FDA posted revised draft guidance on IVDMIAs. In this draft guidance, the FDA provides examples of devices that the FDA does not consider to meet the definition of IVDMIAs and that are outside the scope of its guidance document. One such category is genotype determination, which is the type of analysis performed for most of our currently marketed products. The comment period for this revised guidance expired in October 2007, and it is not clear whether or when the FDA may finalize this draft guidance. We cannot provide any assurance, however, that FDA regulation, including pre-market review, will not be required in the future for our molecular diagnostic products. If pre-market review is required, our business could be negatively impacted if we are required to stop selling molecular diagnostic products pending their clearance or approval.

Risks Related to Commercialization of Our Products and Product Candidates

We may not be able to maintain or increase revenue growth and profitability for our molecular diagnostic products.

We launched our first molecular diagnostic product, BRACAnalysis, our product for hereditary breast and ovarian cancer in November 1996. Sales of BRACAnalysis account for most of our molecular diagnostic revenues. An interruption or cessation of BRACAnalysis sample flow would have a material impact on our revenues and future profitability.

We have experienced revenue growth in our molecular diagnostic business over past years; however, we may not be able to continue this revenue growth or maintain existing revenue levels. Presently, our molecular diagnostic business operates profitably providing a cash contribution to our current funding and operational needs. We may not, however, be able to continue to operate our molecular diagnostic business on a profitable basis. Potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our molecular diagnostic business include the following:

•	increased costs of reagents and other consumables required for molecular diagnostic testing;

•	increased licensing or royalty costs;

•	increased personnel and facility costs;

•	our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our molecular diagnostic business, and sales personnel;

•	our inability to obtain necessary equipment or reagents to perform molecular diagnostic testing;

•	our inability to increase production capacity as demand increases;

•	potential obsolescence of our products;

•	our inability to increase commercial acceptance of our molecular diagnostic products; and

•	increased regulatory requirements.

If the government and third-party payors fail to provide coverage and adequate payment for our products and future products, if any, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, sales of our molecular diagnostic products or any future diagnostic products will depend in part, upon the availability of reimbursement from third-party payors. Such third-party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic tests they will pay for and the amounts that they will pay for new molecular diagnostic products. The fact that a diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic product will remain approved for reimbursement or that similar or additional diagnostic products will be approved in the future. As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic products. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing of many healthcare products. In the United States, the way that healthcare is provided is under consideration by Congress and has been the subject of vigorous debate. We expect that there will continue to be federal and state proposals to implement governmental controls or imposed healthcare requirements. In addition, the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on product pricing. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability.

We rely on a single laboratory facility to process our molecular diagnostic tests.

We rely on a single CLIA-approved laboratory facility in Salt Lake City, Utah to perform our molecular diagnostic tests. This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. This facility may be affected by natural disasters such as earthquakes, floods and fires. In the event our clinical testing facility or equipment is affected by man-made or natural disasters, we would be unable to continue our molecular diagnostic business and meet customer demands for a significant period of time. Although we maintain insurance on this facility, including business interruption insurance, it may not be adequate to protect us from all potential losses if this facility were damaged or destroyed. In addition, any interruption in our molecular diagnostic business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic business were interrupted, it would seriously harm our business.

Our current molecular diagnostic product candidates in development may never achieve significant commercial market acceptance.

We may not succeed in achieving significant commercial market acceptance of our product and service candidates. While we have marketed several of our molecular diagnostic products for several years and have gained some market acceptance we need to convince physicians and consumers of the benefits of our current molecular diagnostic products in order to increase our sales of those products. Our ability to successfully commercialize our current molecular diagnostic products, as well as any future molecular diagnostic products that we may develop, will depend on several factors, including:

•	our ability to convince the medical community of the safety and clinical efficacy of our products and their potential advantages over existing products;

•	our ability to sell our molecular diagnostic products to patients who have not previously used our products;

•

the agreement by third-party payors to reimburse our products, the scope and extent of which will affect patients willingness or ability to pay for our products and will likely heavily influence physicians’ decisions to recommend our products; and

•

the willingness of physicians and patients to utilize our products, which can be difficult to interpret. This difficulty is caused by a combination of factors, including the large number, sometimes thousands, of different mutations in the genes which our tests analyze, the need to characterize each specific mutation, and the ability of our products to predict only as to a statistical probability, not certainty, that a tested individual will develop the disease that the test is intended to predict.

These factors present obstacles to commercial acceptance of our products, which we will have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so will harm our business.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our products.

The biotechnology and genetics testing fields are intense and highly competitive. Tests that are developed are characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important genes and determine their function before we do. We could be adversely affected if we do not discover genes, proteins or biomarkers and characterize their function, develop molecular diagnostic products based on these discoveries, obtain required regulatory and other approvals and launch these products and their related services before our competitors. We also expect to encounter significant competition with respect to any molecular diagnostic products that we may develop or commercialize. Those companies that bring to market new molecular diagnostic products before we do may achieve a significant competitive advantage in marketing and commercializing their products. We may not be able to develop molecular diagnostic products successfully and we or our licensors may not obtain patents covering these products that provide protection against our competitors. Moreover, our competitors may succeed in developing molecular diagnostic products that circumvent our technologies or products. Furthermore, our competitors may succeed in developing technologies or products that are more effective than those developed by us or that would render our technologies or products less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known.

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins, and biomarkers, and to commercialize molecular diagnostic products could be adversely affected.

We have relationships with research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes, proteins, and biomarkers involved in human disease and commercialize molecular diagnostic products will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

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

As we expand our commercial products we may be required to incur significant costs and devote significant efforts to expand our existing products sales and marketing capabilities.

We have limited sales and marketing experience and capabilities. These capabilities consist primarily of our sales force that markets our cancer-related molecular diagnostic products to oncologists and Ob/Gyns in the United States. If in the future we elect to expand our sales and marketing functions for our products, we would face a number of additional costs and risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

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

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under license or technology agreements with third parties, we could lose license rights that are critical to our business.

We license intellectual property that is critical to our business, including licenses underlying the technology in our BRACAnalysis and other molecular diagnostic products, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, the ability to distribute our current products, or inhibit our ability to commercialize future product candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

As of June 30, 2009, our patent portfolio included 213 issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims covering our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for predisposing genes we identify and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic products to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

The patent positions of diagnostic companies, including our patent position, are generally highly uncertain and involve complex legal and factual questions, and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date there has not emerged from the U.S. Patent and Trademark Office, or PTO, the U.S. courts, or from patent offices or courts in foreign countries, a consistent policy regarding the breadth of claims allowed in genetic patents. Our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technology or products. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented. The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

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

•	we will develop additional proprietary technologies or products that are patentable; or

•	the patents of others will not have an adverse effect on our business.

If a third party files a patent application with claims to a gene, protein, or biomarker we have discovered, the PTO may declare an interference between competing patent applications. If an interference is declared, we may not prevail in the interference. If the other party prevails in the interference, we may be precluded from commercializing services or products based on the gene, protein, or biomarker or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

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

Our products may also conflict with patents that have been or may be granted to others. Our industry includes many organizations seeking to rapidly identify genes and proteins through the use of genomic, proteomic and other technologies. To the extent any patents are issued to those organizations on genes or proteins or uses for such genes and proteins, the risk increases that the sale of our molecular diagnostic products currently being marketed or under development, may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering genes or proteins that are similar or identical to our products. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing or marketing our products.

Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources. In general, we are responsible for enforcing and defending our patents.

We may be unable to adequately prevent disclosure of trade secrets, proprietary databases, and other proprietary information.

We rely on trade secrets to protect our proprietary technologies and databases, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and others to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy if unauthorized disclosure of confidential information occurs. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

The market prices for securities of molecular diagnostic and other life science companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2009, our stock price has ranged from $17.18 per share to $47.08 per share, adjusted for the 2-for-1 stock split effected by a stock dividend paid on March 25, 2009 to stockholders of record on March 9, 2009. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	termination of the licenses underlying our molecular diagnostic products;

•	delays or other problems with operating our laboratory facilities;

•	failure of any of our research and development programs;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;

•	failure to meet estimates or recommendations by securities analysts that cover our common stock;

•	public concern over our approved products and any product candidates;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	failure of any of our product candidates to achieve commercial success;

•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;

•	economic, healthcare and diagnostic trends, disasters or crises and other external factors; and

•	period-to-period fluctuations in our financial results.

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

Our headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of 220,000 square feet of building space dedicated to research and development, administration and laboratory space that has received federal certification under CLIA. Activity related to our molecular diagnostic business is performed at this location. We have also entered into an agreement to lease an additional 87,000 square feet currently under construction adjacent to our existing facilities. We have signed an agreement with our former subsidiary MPI, to sublease the additional 87,000 square foot building under construction for an initial term of three years renewable at the election of MPI for an additional 12 years in 3-year increments. The leases on our existing facilities have terms of fifteen years, expiring from 2017 through 2024, and provide for renewal options for up to ten additional years.

We believe that our existing facilities and equipment are well maintained and in good working condition. We believe our current facilities and those planned or under construction will provide adequate capacity for at least the next two years. We continue to make investments in capital equipment as needed to meet the anticipated demand for our molecular diagnostic products.

Item 3.	LEGAL PROCEEDINGS

On May 12, 2009, the Association for Molecular Pathology, et al. (the “Plaintiffs”), filed a Complaint against the United States Patent and Trademark Office, Myriad Genetics, Inc. and various individuals in their official capacity as Directors of the University of Utah Research Foundation in the United States District Court for the Southern District of New York. The Plaintiffs in this matter are seeking a declaratory ruling that certain claims of certain patents relating to the BRCA1 and BRCA2 genes, which patents are exclusively licensed to Myriad, are invalid and unenforceable, and enjoining Myriad (and the other defendants) from taking any actions to enforce these claims of these patents. Myriad has not yet answered the Complaint, but has filed a Motion to Dismiss the Complaint, pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure, based on the Plaintiffs lack of standing to bring this action. Myriad will continue to defend this litigation.

We are not a party to any other legal proceedings that we believe will have a material impact on our financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “MYGN.” The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market for the last two fiscal years, adjusted for the 2-for-1 stock split effected by a stock dividend paid on March 25, 2009 to stockholders of record on March 9, 2009:

	High	Low
Fiscal Year Ended June 30, 2009:
Fourth Quarter	$46.57	$30.10
Third Quarter	$47.08	$32.41
Second Quarter	$36.23	$26.25
First Quarter	$34.57	$22.42
Fiscal Year Ended June 30, 2008:
Fourth Quarter	$25.29	$19.97
Third Quarter	$24.87	$17.18
Second Quarter	$29.59	$22.13
First Quarter	$26.46	$18.12

Stockholders

As of August 20, 2009, there were approximately 130 stockholders of record of our common stock and, according to our estimates, approximately 53,226 beneficial owners of our common stock.

Dividends

We have not paid cash dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2009 and 2008, as well as consolidated statements of operations for the years ended June 30, 2009, 2008, and 2007 and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years Ended June 30,
In thousands, except per share amounts	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Molecular diagnostic revenue	$326,527	$222,855	$145,285	$100,621	$71,325

Costs and expenses:
Molecular diagnostic cost of revenue	43,267	32,340	30,813	27,644	20,322
Research and development expense	17,914	18,482	11,639	12,619	11,589
Selling, general and administrative expense	138,884	110,428	70,520	46,483	43,587

Total costs and expenses	200,065	161,250	112,972	86,746	75,498

Operating income (loss)	126,462	61,605	32,313	13,875	(4,173)

Other income (expense):
Interest income	12,478	13,709	12,112	7,412	2,798
Other	(2,493)	(320)	663	(12)	(2,031)

Income (loss) from continuing operations before income taxes	136,447	74,994	45,088	21,275	(3,406)
Income tax provision	193	608	—	—	—

Income (loss) from continuing operations	136,254	74,386	45,088	21,275	(3,406)

Loss from discontinued operations (1)	(51,639)	(26,541)	(80,050)	(59,464)	(36,572)

Net income (loss)	$84,615	$47,845	$(34,962)	$(38,189)	$(39,978)

Earnings (loss) per basic share:
Continuing operations	$1.46	$0.84	$0.55	$0.33	$(0.05)
Discontinued operations	(0.55)	(0.30)	(0.98)	(0.86)	(0.60)

Earnings (loss) per basic share	$0.91	$0.54	$(0.43)	$(0.53)	$(0.65)

Earnings (loss) per diluted share:
Continuing operations	$1.38	$0.80	$0.52	$0.32	(0.05)
Discontinued operations	(0.52)	(0.29)	(0.92)	(0.83)	(0.60)

Earnings (loss) per diluted share	$0.86	$0.51	$(0.40)	$(0.51)	$(0.65)

Weighted average shares outstanding
Basic	93,492	88,378	82,110	72,556	61,440
Diluted	98,573	93,408	86,399	75,425	61,440

	As of June 30,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$392,225	$420,056	$308,312	$227,744	$113,843
Working capital	333,951	303,616	217,357	225,465	112,270
Total assets	466,421	499,342	375,540	276,603	158,958
Stockholders’ equity	434,219	425,655	340,363	249,781	135,673

Quarterly Financial Data (Unaudited)

	Quarters Ended
In thousands, except per share amounts	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Consolidated Statement of Operations Data:
Molecular diagnostic revenue	$86,079	$86,531	$83,952	$69,965

Costs and expenses:
Molecular diagnostic cost of revenue	11,185	11,232	11,060	9,790
Research and development expense	4,381	4,543	4,615	4,375
Selling, general and administrative expense	36,017	35,496	34,960	32,411

Total costs and expenses	51,583	51,271	50,635	46,576

Operating income	34,496	35,260	33,317	23,389

Other income (expense):
Interest income	2,661	2,946	3,437	3,434
Other	(455)	(33)	—	(2,005)

Total other income	2,206	2,913	3,437	1,429
Income from continuing operations before income taxes	36,702	38,173	36,754	24,819
Income tax provision (benefit)	—	(94)	—	287

Net income from continuing operations	$36,702	$38,267	$36,754	$24,531

Loss from discontinued operations (1)	(13,062)	(12,949)	(15,551)	(10,077)

Net income	$23,640	$25,318	$21,203	$14,454

Earnings (loss) per basic share:
Continuing operations	$0.38	$0.41	$0.40	$0.27
Discontinued operations	(0.13)	(0.14)	(0.17)	(0.11)

Earnings per basic share	$0.25	$0.27	$0.23	$0.16

Earnings (loss) per diluted share:
Continuing operations	$0.37	$0.38	$0.38	$0.25
Discontinued operations	(0.13)	(0.13)	(0.16)	(0.10)

Earnings per diluted share	$0.24	$0.25	$0.22	$0.15

Weighted average shares outstanding
Basic	95,656	94,327	93,184	90,796
Diluted	100,192	99,594	97,716	96,618

	Quarters Ended
In thousands, except per share amounts	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Consolidated Statement of Operations Data:
Molecular diagnostic revenue	$64,678	$59,023	$53,097	$46,057

Costs and expenses:
Molecular diagnostic cost of revenue	9,051	8,263	7,690	7,336
Research and development expense	4,823	4,790	4,768	4,101
Selling, general and administrative expense	31,637	26,178	28,516	24,097

Total costs and expenses	45,511	39,231	40,974	35,534

Operating income	19,167	19,792	12,123	10,523

Other income (expense):
Interest income	2,935	3,250	3,667	3,857
Other	—	(33)	13	(274)

Total other income	2,935	3,217	3,654	3,582
Income from continuing operations before income taxes	22,102	23,009	15,777	14,106
Income tax provision	608	—	—	—

Net income from continuing operations	21,494	23,009	15,777	14,106

Income (loss) from discontinued operations (1)	44,048	(27,641)	(20,843)	(22,105)

Net income (loss)	$65,542	$(4,632)	$(5,066)	$(7,999)

Earnings (loss) per basic share:
Continuing operations	$0.24	$0.26	$0.18	$0.16
Discontinued operations	0.49	(0.31)	(0.24)	(0.25)

Earnings (loss) per basic share	$0.73	$(0.05)	$(0.06)	$(0.08)

Earnings (loss) per diluted share:
Continuing operations	$0.23	$0.25	$0.17	$0.15
Discontinued operations	0.47	(0.30)	(0.22)	(0.24)

Earnings (loss) per diluted share	$0.70	$(0.05)	$(0.05)	$(0.09)

Weighted average shares outstanding
Basic	89,310	88,896	88,188	87,136
Diluted	93,938	93,343	93,934	92,590

(1)	The financial results associated with the research and drug development business operations conducted by us and by our former subsidiary Myriad Pharmaceuticals, Inc. prior to its spin-off effected on June 30, 2009 have been presented as discontinued operations in our Consolidated Statements of Operations. See Notes 1b, 16 and 17 to the Consolidated Financial Statements for further details.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading healthcare company focused on the development and marketing of novel molecular diagnostic products. We employ a number of proprietary technologies that help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset, progression and treatment of disease. We use this information to guide the development of new molecular diagnostic products that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

On February 24, 2009, our board of directors declared a two-for-one split of the Company’s common stock, effected in the form of a stock dividend. The stock dividend was distributed on March 25, 2009 to shareholders of record on March 9, 2009. All historical share and per-share amounts have been retroactively adjusted for all periods presented to reflect the stock split.

On June 30, 2009, we separated our molecular diagnostic business from our research and drug development businesses for the treatment of cancers and other diseases by transferring our research and drug development businesses into our then wholly-owned subsidiary, Myriad Pharmaceuticals, Inc., or MPI. We contributed substantially all of the assets and certain liabilities from the research and drug development businesses and $188.0 million in cash and marketable securities to MPI. All outstanding shares of MPI were then distributed to our stockholders as a pro-rata, tax-free dividend on June 30, 2009 by issuing one share of MPI common stock for every four shares of our common stock to stockholders of record on June 17, 2009. The separation resulted in MPI operating as an independent entity with its own publicly-traded stock. The results of operations for the former research and drug development activities conducted by us and by MPI until June 30, 2009 are included as part of this report as discontinued operations. We do not have any ownership or other form of interest in MPI subsequent to the separation.

During the fiscal year ended June 30, 2009, we devoted our resources to supporting our predictive medicine, personalized medicine and prognostic medicine products, as well as to the research and development of future molecular diagnostic candidates. See Note 8 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding our operating segments. Our revenues consisted primarily of sales of molecular diagnostic products. During the year ended June 30, 2009, we reported income from continuing operations of $136.3 million and total net income of $84.6 million. As of June 30, 2009, we had an accumulated deficit of $119.9 million.

We incurred research and development expenses from continuing operations of $17.9 million, $18.5 million, and $11.6 million for the years ended June 30, 2009, 2008, and 2007, respectively. Our research and development expenses include costs incurred in the development and improvement of our seven current molecular diagnostic product offerings BRACAnalysis, COLARIS, COLARIS AP, MELARIS, THERAGUIDE 5-FU, OnDose, and PREZEON and for costs incurred for the discovery, development and validation of other molecular diagnostic product candidates.

We expect to incur sales, marketing and other expenses in connection with building our molecular diagnostic business. We expect that earnings will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	share-based payment expense; and

•	income taxes

Revenue Recognition. Molecular diagnostic revenue includes revenue from the sale of molecular diagnostic products for our predictive, personalized and prognostic medicine products, and is recorded at the invoiced amount net of any discounts or allowances. Molecular diagnostic revenue is recognized upon completion of the test, communication of results, and when collectability is reasonably assured.

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

We periodically evaluate and adjust the allowance for doubtful accounts through a charge or credit to expense when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position; however, to date these changes have not been material. It is possible that we may need to adjust our estimates in future periods.

After a review of our allowance for doubtful accounts as of June 30, 2009 and 2008, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $385,000 and $410,000, respectively.

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

As a result of the option modifications that occurred in connection with the spin-off of our research and drug development businesses and the separation of MPI from us, we measured the potential accounting impact of these option modifications as established by SFAS 123R paragraphs 53 and 54. Based upon the analysis that included a comparison of the fair value of the modified options granted to our employees immediately after the modification with the fair value of the original option immediately prior to the modification, the Company determined there was no incremental compensation expense. All remaining unrecognized SFAS 123R compensation expense at the time of separation from options granted to MPI employees by the Company will be recognized by MPI over the remaining vesting term of the option.

Income taxes. Our income tax provision is based on income before taxes and is computed using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of R&D spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes. Uncertain tax positions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Our deferred tax assets are offset by a full valuation allowance. The determination of the amount and extent of the valuation allowance offsetting our deferred tax assets requires a substantial degree of judgment. If we continue to experience positive trends in operating results, this valuation allowance could reverse in part or in full in the near term based on whether or not, in our judgment, it becomes more likely than not that the underlying deferred tax assets will be realized.

Recent Accounting Pronouncements

In April 2009, the FASB issued three new FASB Staff Positions (“FSPs”) all of which impact the accounting and disclosure related to certain financial instruments. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairment” (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) amends SFAS No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. We adopted all three FSPs as of April 1, 2009 and they did not have a material impact on our financial position, results of operations or cash flows during the year ended June 30, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date through which subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. We adopted SFAS No. 165 as of April 1, 2009 and SFAS No. 165 does not impact the Company’s financial position or results of operation as it is disclosure-only in nature.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact our results of operations, financial position or cash flows.

In February 2008, the FASB issued Statement of Financial Position (FSP) No. 157-2, which delays the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are re-measured at least annually). The FSP deferred the effective date of FAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on July 1, 2009. The adoption of this standard by us is not expected to have a material effect on our consolidated financial statements.

Results of Operations

Years ended June 30, 2009 and 2008

Molecular diagnostic revenue is comprised primarily of sales of our molecular diagnostic products. Molecular diagnostic revenue for the fiscal year ended June 30, 2009 was $326.5 million compared to $222.9 million for the prior fiscal year, an increase of 47%. Sales of BRACAnalysis account for most of our molecular diagnostic revenues. This 47% increase in molecular diagnostic revenue is primarily attributable to increased testing volume. Increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and patients and increased testing volumes for the fiscal year ended June 30, 2009. We are currently in the process of expanding our sales force, executing a public awareness marketing campaign, and increasing our market penetration in the U.S. Ob/Gyn market. Through these and other efforts we are attempting to broaden utilization of our products with current physician customers and increase the number of new physician customers prescribing our products. We believe these efforts will allow us to continue to grow molecular diagnostic revenue in future periods; however, the markets in which we operate are experiencing unprecedented economic turmoil resulting in loss of jobs, loss of employer sponsored insurance coverage, and reduced doctor visits. We believe that there has been some dampening effect on our revenue growth in the fourth quarter of fiscal 2009 due to these difficult economic times. In addition, because BRACAnalysis and most of our molecular diagnostic products are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic products in order to continue to generate revenue. Therefore, there can be no assurance that molecular diagnostic revenue will continue to increase at historical rates.

Molecular diagnostic cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Molecular diagnostic cost of revenue for the fiscal year ended June 30, 2009 was $43.3 million compared to $32.3 million for the prior fiscal year. This increase of 34% in molecular diagnostic cost of revenue is primarily due to the 47% increase in molecular diagnostic revenues for the fiscal year ended June 30, 2009 compared to the prior fiscal year. Our gross profit margin was 87% for the fiscal year ended June 30, 2009 compared to 85% for the prior fiscal year. This increase in gross profit margins is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase and we expect that our gross profit margins will fluctuate from quarter to quarter based on the introduction of new products as well as new technologies and operating systems in our molecular diagnostic laboratory.

Research and development expenses from continuing operations are comprised primarily of salaries and related personnel costs, laboratory supplies, and equipment and facility costs. Research and development expenses for continuing operations incurred during the fiscal year ended June 30, 2009 were $17.9 million compared to $18.5 million for the prior fiscal year. This decrease of 3% was primarily due to decreased expenses associated with internal research projects of approximately $1.6 million offset by an increase in share-based payment expense of approximately $1.0 million. We expect our research and development expenses will increase over the next several years as we work to develop and expand our offerings of molecular diagnostic products.

Selling, general and administrative expenses for continuing operations consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses.

Selling, general and administrative expenses for the fiscal year ended June 30, 2009 were $138.9 million compared to $110.4 million for the prior fiscal year. This increase of 26% was primarily attributable to:

•

increased sales and marketing expense of approximately $10.5 million to support the 47% growth in our molecular diagnostic revenues, which included the continued expansion of our oncology and Ob/Gyn sales force and our direct-to-consumer marketing campaign in Florida and Texas;

•	general increases in administrative support and facility expenses of approximately $3.3 million to support growth in molecular diagnostic sales and market expansion efforts;

•	general increases in sales support costs of approximately $3.7 million to support growth in our molecular diagnostic business;

•	an increase of $4.6 million in bad debt expense associated with increased molecular diagnostic sales;

•	increased share-based payment expense of approximately $6.4 million.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new product launches and efforts in support of our existing molecular diagnostic products.

Interest income for the fiscal year ended June 30, 2009 was $12.5 million, compared to $13.7 million for the prior fiscal year. The decrease was due primarily to lower market interest rates during the fiscal year.

Other expense for the fiscal year ended June 30, 2009 increased $2.2 million from an expense of $0.3 million for the fiscal year ended June 30, 2008 to $2.5 million expense for the fiscal year ended June 30, 2009. This increase was primarily attributed to an other-than-temporary impairment on marketable investment securities. Based on the bankruptcy filing of Lehman Brothers Holdings, Inc. (“Lehman”), we determined that our investment in certain Lehman bonds was not likely to be recoverable. Based on this determination, we expensed the full value of all Lehman holdings resulting in an other-than-temporary impairment loss of approximately $2.0 million.

As noted above under “overview,” on June 30, 2009, we separated the research and drug development businesses conducted by us and by MPI and spun-off MPI to our stockholders. We do not have any ownership or other form of interest in MPI subsequent to the separation. As a result of the separation, we have classified the operations from the research and drug development businesses that were conducted by us and MPI until June 30, 2009 as discontinued operations in our Consolidated Statements of Operations. During the year ended June 30, 2009, losses from discontinued operations increased by $25.1 million, from a $26.5 million loss for the year ended June 30, 2008 to a $51.6 million loss for the year ended June 30, 2009. The increase is primarily due to the lack of the one-time $100 million non-refundable upfront fee recognized at June 30, 2008 that partially offset our drug development costs. On June 30, 2008, we discontinued our development of the Alzheimers drug candidate.

Years ended June 30, 2008 and 2007

Molecular diagnostic revenue for the fiscal year ended June 30, 2008 was $222.9 million compared to $145.3 million for the prior fiscal year, an increase of 53%. Sales of BRACAnalysis account for most of our molecular diagnostic revenues. This 53% increase in molecular diagnostic revenue is primarily attributable to increased testing volume. Increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and increased testing volumes for the fiscal year ended June 30, 2008.

Molecular diagnostic cost of revenue for the fiscal year ended June 30, 2008 was $32.3 million compared to $30.8 million for the prior fiscal year. This increase of 5% in molecular diagnostic cost of revenue was primarily due to the 53% increase in molecular diagnostic revenues for the fiscal year ended June 30, 2008 compared to the prior fiscal year. Our gross profit margin was 85% for the fiscal year ended June 30, 2008 compared to 79% for the prior fiscal year. This increase in gross profit margins was primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory.

Research and development expenses for the fiscal year ended June 30, 2008 were $18.5 million compared to $11.6 million for the prior fiscal year. This $6.9 million increase was due a $6.0 million increase in development expenses of molecular diagnostic product offerings, and increase of $0.9 million increase in share-based payment expense.

Selling, general and administrative expenses for the fiscal year ended June 30, 2008 were $110.4 million compared to $70.5 million for the prior fiscal year. This increase of 57% was primarily attributable to:

•

increased sales and marketing expense of approximately $18.6 million to support the 53% growth in our molecular diagnostic revenues, which included the expansion of our oncology and Ob/Gyn sales force, as well as commissions, travel, and initiative programs;

•	an increase of $5.7 million in bad debt expense associated with increased molecular diagnostic sales;

•	an increase of $5.0 million in marketing expense from our DTC campaign and other marketing efforts;

•	general increases in administrative support and facility expenses of approximately $4.8 million to support growth molecular diagnostic sales and market expansion efforts; and

•	general increases in back office sales support costs of approximately $3.3 million to support growth in our molecular diagnostic business; and

•	an increase in share-based payment expense of approximately $2.5 million.

Interest income for the fiscal year ended June 30, 2008 was $13.7 million, compared to $12.1 million for the prior fiscal year. The increase was due primarily to increases in cash, cash equivalents, and marketable investment securities.

Other income and expense for the fiscal year ended June 30, 2008 decreased $1.0 million from income of $0.7 million for the fiscal year ended June 30, 2007 to $0.3 million expense for the fiscal year ended June 30, 2008 as a result of losses realized from the disposition of equipment.

As noted above under “Overview,” on June 30, 2009, we separated the research and drug development businesses conducted by us and by MPI and spun-off MPI to our stockholders. We do not have any ownership or other form of interest in MPI subsequent to the separation. As a result of the separation, we have classified the operations from the research and drug development businesses that were conducted by us and MPI until June 30, 2009 as discontinued operations in our Consolidated Statements of Operations. During the year ended June 30, 2008, the losses from discontinued operations decreased by $53.6 million from a $80.1 million loss at June 30, 2007 to a $26.5 million loss at June 30, 2008. The decrease is primarily due to the recognition of the one-time $100 million non-refundable upfront fee from a co-marketing agreement with Lundbeck A/S associated with our former Alzheimer’s disease drug candidate at June 30, 2008 that partially offset our drug development costs. On June 30, 2008, we discontinued our development of the Alzheimers drug candidate.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $27.9 million, or 6.6%, from $420.1 million at June 30, 2008 to $392.2 million at June 30, 2009. This decrease is primarily attributable to the contribution of $188.0 million to MPI in connection with the separation of our former drug development and research businesses from us which was partially offset by an increase of cash generated from continuing operating activities and an increase from proceeds from the exercise of warrants, and the exercise of stock options and sales of our common stock under our equity compensation plans.

Net cash provided by operating activities was $84.0 million during the fiscal year ended June 30, 2009 compared to $103.7 million provided by operating activities during the prior fiscal year. Net trade receivables increased $19.9 million between June 30, 2008 and June 30, 2009, primarily due to the 47% increase in molecular diagnostic sales during the same period. Accounts payable decreased by $10.7 million and accrued liabilities decreased by $24.5 million between June 30, 2008 and June 30, 2009, primarily due to payments made following the discontinuance of our former Alzheimer’s disease program as well as an $11 million payment for a sublicense fee related to the Lundbeck co-marketing agreement. Deferred revenue decreased by $2.0 million between June 30, 2008 and June 30, 2009, primarily due to the completion of research collaborations.

Our investing activities used cash of $206.3 million during the fiscal year ended June 30, 2009 compared to $31.3 million used in investing activities during the prior fiscal year primarily due to the purchase of marketable investment securities during the year. For the fiscal year ended June 30, 2009, purchases of marketable investment securities used cash of $308.6 million, maturities of marketable investment securities provided cash of $111.8 million, and capital expenditures for research equipment used cash of $7.5 million.

Financing activities used cash of $51.9 million during the fiscal year ended June 30, 2009 and provided cash of $21.9 million in the prior fiscal year. The decrease in cash from financing activities is attributed primarily to the transfer of $136.1 million in cash and cash equivalents to MPI (part of a total transfer of $188.0 million in cash, cash equivalents, and marketable investment securities) in connection with the separation of our former drug development and research businesses. This was offset by $84.2 million in proceeds from the exercise of stock options and the purchase of our common stock from our equity compensation plans.

Another factor that will affect our liquidity and capital recourses relates to our deferred tax assets. Our deferred tax assets are offset by a full valuation allowance of approximately $110.7 million at June 30, 2009. If we continue to experience positive trends in operating results, this valuation allowance could reverse in part or in full in the near term based on whether or not, in our judgment, it becomes more likely than not that the underlying deferred tax assets will be realized. When this occurs, the reversal of the valuation allowance of $73.5 million will offset tax expense in the consolidated statement of operations and the remaining $37.2 million related to excess tax benefits related to stock options will be recognized as additional paid in capital.

We believe that with our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic products, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	termination of the licenses underlying our molecular diagnostic products;

•	delays or other problems with operating our laboratory facilities;

•	public concern over our approved products and any product candidates;

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	the costs and expenses incurred in supporting our existing molecular diagnostic products;

•	the progress, results and cost of developing additional molecular diagnostic products for our molecular diagnostic business;

•	the costs, timing and results of launching new molecular diagnostic products;

•	the costs, timing and outcome of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us associated with any of our current or future products;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	regulatory developments or enforcement in the United States and foreign countries;

•	changes in structure of healthcare payment systems;

•	the impact of current economic conditions and job loss resulting in fewer doctor visits and loss of employer provided insurance coverage;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us; and

•	the costs to satisfy our obligations under our existing and potential future collaborations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our consolidated contractual obligations as of June 30, 2009 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Operating leases	$100,972	$7,785	$17,555	$17,129	$58,503
Purchase obligations	3,224	3,224	—	—	—

Total	$104,196	$11,009	$17,555	$17,129	$58,503

The expected timing of payment for the obligations listed above is estimated based on current information. Actual payment timing and amounts may differ depending on the timing of goods or services received or other changes. The table above only includes payment obligations that are fixed or determinable. The table excludes royalties to third parties based on future sales of any of our product candidates that are approved for sale, as the amounts, timing, and likelihood of any such payments are based on the level of future sales of products and are unknown.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic products may decline or will not continue to increase at historical rates; the risk that we may be unable to develop additional molecular diagnostic products; the risk that licenses to the technology underlying our molecular diagnostic products and any future products are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our products; risks related to regulatory developments or enforcement in the United States and foreign countries and changes in the structure of healthcare payment systems; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; the risk that we or our licensors may be unable to protect the proprietary technologies underlying our products; the risk of patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report.

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

Our investments consist of securities of various types and maturities of three years or less, with a maximum average maturity of 12 months. These securities are classified as available for sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income/loss. Realized gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishes a new cost basis for the security.

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

As of June 30, 2009 we have estimated unrealized gains of $2.8 million in our investment portfolio. For the year ended June 30, 2009 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of financial institutions. We also recorded a $2.0 million other-than-temporary impairment on marketable investment securities issued by Lehman Brothers. However, the ultimate value that we realize from our marketable investment securities may change substantially.

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the marketable investment securities. After a review of our marketable securities as of June 30, 2009 and 2008, we have determined that in the event of a hypothetical 1% increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be immaterial to the consolidated financial statements as a whole.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MYRIAD GENETICS, INC.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Internal Control Over Financial Reporting

a.	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

b.	Attestation Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Myriad Genetics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Myriad Genetics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Myriad Genetics, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2009 of Myriad Genetics, Inc. and our report dated August 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

August 25, 2009

c.	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on November 5, 2009.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Management—Committees of the Board of Directors and Meetings—Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Compensation Committee Report” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on November 5, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on November 5, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Management—The Board of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on November 5, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants (Notice Item 3)” in our Proxy Statement for the 2009 Annual Meeting of the Stockholders to be held on November 5, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II—Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2009, 2008, and 2007

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

The exhibits which are filed with or incorporated by reference into this Annual Report on Form 10-K are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 2009.

MYRIAD GENETICS, INC.

By:	/s/ PETER D. MELDRUM
Peter D. Meldrum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ PETER D. MELDRUM Peter D. Meldrum	President, Chief Executive Officer and Director (principal executive officer)	August 25, 2009

By:	/s/ JAMES S. EVANS James S. Evans	Chief Financial Officer (principal financial and accounting officer)	August 25, 2009

By:	/s/ JOHN T. HENDERSON John T. Henderson, M.D.	Chairman of the Board	August 25, 2009

By:	/s/ WALTER GILBERT Walter Gilbert, Ph.D.	Vice Chairman of the Board	August 25, 2009

By:	/s/ MARK H. SKOLNICK Mark H. Skolnick, Ph.D.	Chief Scientific Officer and Director	August 25, 2009

By:	/s/ GERALD P. BELLE Gerald P. Belle	Director	August 25, 2009

By:	/s/ LINDA S. WILSON Linda S. Wilson, Ph.D.	Director	August 25, 2009

By:	/s/ ROBERT S. ATTIYEH Robert S. Attiyeh	Director	August 25, 2009

By:	/s/ DENNIS LANGER Dennis Langer, M.D., J.D.	Director	August 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics and subsidiaries at June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myriad Genetics Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Salt Lake City, Utah

August 25, 2009

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2009 and 2008

(In thousands, except per share amounts)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$63,510	$237,734
Marketable investment securities	253,345	90,994
Prepaid expenses	3,993	3,143
Trade accounts receivable, less allowance for doubtful accounts of $3,850 in 2009 and $4,100 in 2008	44,617	40,663
Other receivables	688	4,769

Total current assets	366,153	377,303

Equipment and leasehold improvements:
Equipment	49,116	63,095
Leasehold improvements	11,942	11,701

	61,058	74,796
Less accumulated depreciation	38,435	44,770

Net equipment and leasehold improvements	22,623	30,026

Long-term marketable investment securities	75,370	91,328
Other assets	2,275	685

	$466,421	$499,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,177	$24,884
Accrued liabilities	17,992	46,770
Deferred revenue	33	2,033

Total current liabilities	32,202	73,687

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 150,000 shares; issued and outstanding 95,896 shares in 2009 and 89,488 shares in 2008	959	894
Additional paid-in capital	550,432	629,553
Accumulated other comprehensive income (loss)	2,768	(237)
Accumulated deficit	(119,940)	(204,555)

Total stockholders’ equity	434,219	425,655

	$466,421	$499,342

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2009, 2008, and 2007

(In thousands, except per share amounts)

	2009	2008	2007
Molecular diagnostic revenue	$326,527	$222,855	$145,285

Costs and expenses:
Molecular diagnostic cost of revenue	43,267	32,340	30,813
Research and development expense	17,914	18,482	11,639
Selling, general, and administrative expense	138,884	110,428	70,520

Total costs and expenses	200,065	161,250	112,972

Operating income	126,462	61,605	32,313

Other income (expense):
Interest income	12,478	13,709	12,112
Other	(2,493)	(320)	663

Total other income	9,985	13,389	12,775
Income from continuing operations before income taxes	136,447	74,994	45,088

Income tax provision	193	608	—

Income from continuing operations	$136,254	$74,386	$45,088

Discontinued operations (Note 17)
Loss from discontinued operations	(51,639)	(26,541)	(80,050)

Net income (loss)	$84,615	$47,845	$(34,962)

Earnings (loss) per basic share
Continuing operations	$1.46	$0.84	$0.55
Discontinued operations	(0.55)	(0.30)	(0.98)

Earnings (loss) per basic share	$0.91	$0.54	$(0.43)

Earnings (loss) per diluted share
Continuing operations	$1.38	$0.80	$0.52
Discontinued operations	(0.52)	(0.29)	(0.92)

Earnings (loss) per diluted share	$0.86	$0.51	$(0.40)

Weighted average shares outstanding
Basic	93,492	88,378	82,110
Diluted	98,573	93,408	86,399

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended June 30, 2009, 2008, and 2007

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income (loss)	Stockholders’ equity
	Shares	Amount
Balances at June 30, 2006	79,366	$794	$467,171	$(746)	$(217,438)		$249,781

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	1,514	14	12,157	—	—		12,171
Issuance of common stock for cash, net of offering costs of $170	6,000	60	105,220	—	—		105,280
Share-based payment expense	—	—	7,745	—	—		7,745
Net loss	—	—	—	—	(34,962)	$(34,962)	(34,962)
Unrealized gains on marketable investment securities:
Change in unrealized losses on marketable investment securities	—	—	—	—	—	348	—

Other comprehensive income	—	—	—	348	—	348	348

Comprehensive loss						(34,614)

Balances at June 30, 2007	86,880	868	592,293	(398)	(252,400)		340,363

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	2,548	26	20,645	—	—		20,671
Issuance of common stock for cash upon exercise of warrants	60	—	1,200	—	—		1,200
Share-based payment expense	—	—	15,415	—	—		15,415
Net income	—	—	—	—	47,845	47,845	47,845
Change in unrealized losses on marketable investment securities	—	—	—	—	—	161	—

Other comprehensive income	—	—	—	161	—	161	161

Comprehensive income						48,006

Balances at June 30, 2008	89,488	894	629,553	(237)	(204,555)		425,655

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	6,408	65	84,144	—	—		84,209
Share-based payment expense	—	—	25,682	—	—		25,682
Separation of Myriad Pharmaceuticals, Inc.	—	—	(188,947)	—	—		(188,947)
Net income	—	—	—	—	84,615	84,615	84,615
Change in unrealized gains on marketable investment securities	—	—	—	—	—	3,005	—

Other comprehensive income	—	—	—	3,005	—	3,005	3,005

Comprehensive income						$87,620

Balances at June 30, 2009	95,896	$959	$550,432	$2,768	$(119,940)		$434,219

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2009, 2008, and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$84,615	$47,845	$(34,962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,449	8,781	7,544
Loss (gain) on disposition of assets	506	337	(653)
Share-based compensation expense	25,682	15,415	7,745
Bad debt expense	15,947	11,500	5,650
Loss on cost-basis investment	—	3,000	—
Other-than-temporary impairment on marketable investment securities	1,986	—	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,090)	2,829	(3,646)
Trade accounts receivable	(19,901)	(21,060)	(15,933)
Other receivables	4,081	(3,421)	49
Accounts payable	(10,707)	9,121	3,959
Accrued liabilities	(24,526)	27,739	4,130
Deferred revenue	(2,000)	1,650	266

Net cash provided by (used in) operating activities	84,042	103,736	(25,851)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(7,525)	(13,675)	(11,400)
Decrease (increase) in other assets	(2,100)	(349)	20
Purchases of marketable investment securities	(308,566)	(191,701)	(197,841)
Proceeds from maturities of marketable investment securities	111,849	174,420	162,480

Net cash used in investing activities	(206,342)	(31,305)	(46,741)

Cash flows from financing activities:
Cash and cash equivilants contributed to Myriad Pharmaceuticals, Inc.	(136,133)	—	—
Net proceeds from public offering of common stock	—	—	105,280
Net proceeds from common stock issued under share-based compensation plans	84,209	20,671	12,171
Net proceeds from warrants	—	1,200	—

Net cash provided by (used in) financing activities	(51,924)	21,871	117,451

Net increase (decrease) in cash and cash equivalents	(174,224)	94,302	44,859
Cash and cash equivalents at beginning of year	237,734	143,432	98,573

Cash and cash equivalents at end of year	$63,510	$237,734	$143,432

Supplemental disclosures of noncash information
Cash paid during the year for income taxes	$801	$—	$—
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities credited to stockholders’ equity	$3,005	$161	$348
Transfer of assets, net of liabilities to Myriad Pharmaceutical, Inc.	$52,814	$—	$—

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009, 2008, and 2007

(1)	Organization and Summary of Significant Accounting Policies

(a)	Organization and Business Description

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading healthcare company focused on the development and marketing of novel molecular diagnostic products. The Company employs a number of proprietary technologies that help it to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset, progression and treatment of disease. The Company uses this information to guide the development of new molecular diagnostic products that are designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The Company’s operations are located in Salt Lake City, Utah.

(b)	Separation of Research and Pharmaceutical Businesses

On June 30, 2009, the Company separated its molecular diagnostic business from its research and drug development businesses by transferring its research and drug development businesses into its then wholly-owned subsidiary Myriad Pharmaceuticals Inc. (“MPI”). The Company contributed $188 million of cash and marketable securities to MPI and all outstanding shares of MPI were then distributed to the Company’s stockholders as a pro-rata, tax-free dividend on June 30, 2009 by issuing one share of MPI common stock for every four shares of our common stock to stockholders of record on June 17, 2009. The separation resulted in MPI operating as an independent entity with its own publicly-traded stock. The results of operations for the former research and drug development businesses conducted by us and by MPI until June 30, 2009 are included as part of this report as discontinued operations. The Company does not have any ownership or other form of interest in MPI subsequent to the separation (see notes 16 and 17).

(c)	Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Myriad Genetics, Inc. and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad Financial, Inc., Myriad Therapeutics and, through June 29, 2009, MPI. The financial statements presented herein reflect the spin-off of MPI on June 30, 2009. All intercompany amounts have been eliminated in consolidation.

The Company has evaluated all subsequent events through the date that it filed these financial statements in the Form 10-K Report with the Securities and Exchange Commission on August 25, 2009.

(d)	Recent Accounting Pronouncements

In April 2009, the FASB issued three new FASB Staff Positions (“FSPs”) all of which impact the accounting and disclosure related to certain financial instruments. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairment” (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) amends SFAS No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. The Company adopted all three FSPs as of April 1, 2009 and they did not have a material impact on its financial position, results of operations or cash flows during the year ended June 30, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date through which subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 as of April 1, 2009 and the required disclosures are presented in Note 1 c. SFAS No. 165 does not impact the Company’s financial position or results of operation as it is disclosure-only in nature.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on the Company’s results of operations, financial position or cash flows.

In February 2008, the FASB issued Statement of Financial Position (FSP) No. 157-2, which delays the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are re-measured at least annually). The FSP deferred the effective date of FAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on July 1, 2009. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company recorded a $2.0 million other-than-temporary impairment on marketable investment securities for the year ended June 30, 2009. The Company recognized no impairments on available-for-sale securities for the years ended June 30, 2008, and 2007. Available-for-sale investment securities with remaining maturities of greater than one year are classified as long-term.

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

(g)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. For the years ended June 30, 2009, 2008, and 2007, the Company incurred depreciation expense of $9.0 million, $8.2 million, and $7.0 million, respectively.

(h)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments of long-lived assets were recorded for the years ended June 30, 2009, 2008, and 2007.

(i)	Other Assets

Other assets as of June 30, 2009 are comprised of purchased intellectual property and a purchased library of chemical compounds. Management reviews the valuation of these investments for possible impairment as changes in facts and circumstances indicate that impairment should be assessed.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

The amount recognized by the Company upon the ultimate liquidation of investments may vary significantly from the estimated fair value at June 30, 2009. The purchased intellectual property is being amortized ratably over the expected useful life of approximately 16 years. For the years ended June 30, 2009, 2008, and 2007, the Company recorded amortization expense of $417,000, $581,000, and $550,000, respectively.

(j)	Revenue Recognition

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

(k)	Income Taxes

The Company recognizes income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred tax assets. The Company’s filings, including the positions taken therein, are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial condition, results of operations or cash flows.

(l)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted-average number of shares of our common stock outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an antidilutive effect were not included in the diluted earnings (loss) per share attributable to common stockholders for the years ended June 30, 2009, 2008 and 2007.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

The following is a reconciliation of the denominators of the basic and diluted earnings (loss) per share computations (in thousands):

	2009	2008	2007
Demoninator:
Weighted-average shares outstanding used to compute basic EPS	93,492	88,378	82,110
Effect of dilutive stock options	5,081	5,030	4,289

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	98,573	93,408	86,399

For the years ended June 30, 2009, 2008, and 2007, there were outstanding potential common shares of 3,091,555, 2,603,051, and 5,887,589, respectively, that were excluded from the computation of diluted EPS because the effect would have been anti-dilutive. These potential dilutive common shares may be dilutive to future diluted earnings per share.

(m)	Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires Company management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of fixed assets, valuation allowances for receivables and deferred income tax assets, certain accrued liabilities and share-based compensation. Actual results could differ from those estimates.

(n)	Fair Value Disclosure

At June 30, 2009 and 2008, the carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value principally because of the short-term nature of these assets and liabilities.

(o)	Changes in Authorization of Common Stock and Common Stock Split

On November 15, 2008, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 60,000,000 to 150,000,000.

On February 24, 2009, the Company’s board of directors declared a two-for-one split of the Company’s common stock, effected in the form of a stock dividend. The stock dividend was distributed on March 25, 2009 to shareholders of record on March 9, 2009. All historical share and per-share amounts (other than the number of authorized shares of common stock under our restated certificate of incorporation) have been retroactively adjusted for all periods presented to reflect the stock split.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2009 and 2008 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2009:
Available-for-sale:
Corporate bonds and notes	$213,187	$2,331	$(58)	$215,460
Federal agency issues	110,660	705	—	111,365
Auction rate securities	2,100	—	(210)	1,890

Total	$325,947	$3,036	$(268)	$328,715

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2008:
Available-for-sale:
Corporate bonds and notes	$134,186	$606	$(867)	$133,925
Certificate of deposit	21,186	116	(6)	21,296
Federal agency issues	4,000	—	(210)	3,790
Auction rate securities	23,189	134	(12)	23,311

Total	$182,561	$856	$(1,095)	$182,322

Maturities of debt securities classified as available-for-sale are as follows at June 30, 2009 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$251,657	$253,345
Due after one year through three years	74,290	75,370

	$325,947	$328,715

In addition to the amounts above, the Company has cash equivalents of $32.8 million and $205.7 million at June 30, 2009 and 2008, respectively. Cash equivalents consist of highly liquid debt instruments with maturities at date of purchase of 90 days or less. As of June 30, 2009 and 2008, the carrying value of cash equivalents approximates fair value.

All securities in an unrealized loss position as of June 30, 2009 are debt securities. During the period ended June 30, 2009, the Company recorded a $2.0 million other–than-temporary impairment on marketable investment securities for its investment in Lehman Brothers. Other debt securities in an unrealized loss position as of

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

June 30, 2009 were not impaired at acquisition and the declines in fair value are primarily due to interest rate fluctuations and unrealized temporary losses related to certain marketable investment securities, with an auction reset feature (auction rate securities). Management believes that the declines in fair value are not other-than-temporary and that the Company does not intend to sell neither will it be required to sell these investments until a recovery of par value. Debt securities available for sale in an unrealized loss position as of June 30, 2009 and 2008 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2009:

Debt securities:
Corporate bonds and notes	$144,103	$(35)	$71,357	$(23)	$215,460	$(58)
Federal agency issues	109,242	—	2,123	—	111,365	—
Auction Rate Securities	—	—	1,890	(210)	1,890	(210)

	$253,345	$(35)	$75,370	$(233)	$328,715	$(268)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2008:

Debt securities:
Corporate bonds and notes	$27,264	$(549)	$34,147	$(318)	$61,411	$(867)
Federal agency issues	—	—	4,980	(6)	4,980	(6)
Euro dollar bonds	2,007	(12)	—	—	2,007	(12)
Auction Rate Securities	—	—	1,890	(210)	1,890	(210)

	$29,271	$(561)	$41,017	$(534)	$70,288	$(1,095)

(3)	Fair Value Measurements

On July 1, 2008, the Company adopted SFAS 157 Fair Value Measurement (“FAS 157”), which established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. FAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, FAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. In accordance with this staff position, we adopted the provisions of SFAS No. 157 that became effective at the beginning of fiscal year 2009 with respect to financial assets and liabilities, which did not have an impact on our financial position, results of operations or cash flows. We will adopt the provisions of SFAS No. 157 for non-financial assets and liabilities in the first quarter of fiscal 2010, which is not expected to have a material impact on our financial position, results of operations or cash flows.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

The fair value of our financial instruments reflects the amounts that the Company estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

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

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on our financial condition or results of operations, but FAS 157 requires new disclosures about how the Company values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The substantial majority of our financial instruments are valued using quoted prices in active markets or based on other observable inputs.

The following table sets forth the fair value of our financial assets that the Company re-measured at June 30, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$49,291	$14,219	$—	$63,510
Securities available-for-sale	—	326,826	1,890	328,716

Total	$49,291	$341,045	$1,890	$392,226

Our Level 1 assets include cash and money market instruments. Level 2 assets consist of our marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and euro bonds. As of June 30, 2009, the Company held $1.9 million of investments which were measured using unobservable (Level 3) inputs. These investments represent less than 1% of our investments portfolio and were classified as Level 3 assets for the year ended June 30, 2009. Our Level 3 assets consist of auction rate securities and the value is determined based on valuations which approximate fair value. As of June 30, 2009, the Company believes the unrealized losses in the auction rate securities are temporary and the Company does not intend to sell nor will it be required to sell the securities. As a result, the Company has recorded the unrealized losses in other comprehensive income (loss) in the accompanying consolidated balance sheet. There were no changes in the composition or estimated fair value of our Level 3 financial assets, which are measured at fair value on a periodic basis, for the year ended June 30, 2009.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

(4)	Leases

The Company leases office and laboratory space under five non-cancelable operating leases, with terms that expire between 2017 and 2025. The Company also leases information technology equipment under two non-cancelable operating leases, with terms that expire between 2009 and 2010. Future minimum lease payments under these leases as of June 30, 2009 are as follows (in thousands):

Fiscal year ending:
2010	$7,785
2011	8,769
2012	8,786
2013	8,538
2014	8,591
Thereafter	58,503

$100,972

Rental expense was $5.3 million, $5.2 million, and $4.2 million for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

(5)	Share-Based Compensation

The Company accounts for “share-based” compensation under the provisions of FAS No. 123(R), “Share-Based Payment” (FAS 123R). Statement 123R sets accounting requirements for share-based compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

In 2003 the Company adopted and the shareholders approved the 2003 Employee, Director and Consultant Stock Option Plan (the 2003 Plan). As most recently amended in November 2008, 16.8 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the 2002 Plan) which are canceled or expire after November 12, 2003, which was the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which have been reserved but not granted under the 2002 Plan as of that date are also available for grant under the 2003 Plan.

The exercise price of options granted in 2009, 2008, and 2007 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. As of June 30, 2009, 1,915,169 shares are available for future grant under the 2003 Plan.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30:

	2009	2008	2007
Risk-free interest rate	2.4%	3.4%	4.6%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	4.7 - 5.7	4.9 - 5.7	4.8 - 6.0
Expected volatility	42%	45%	56%

Expected option lives and volatilities are based on historical data of the Company and other factors.

A summary of activity is as follows:

	2009		2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	17,706,066	$16.04	16,923,724	$13.60	16,029,164	$12.96
Options granted	3,480,780	36.77	3,806,550	21.95	2,675,820	15.01
Less:
Options exercised	(6,271,853)	12.93	(2,430,914)	7.65	(1,341,118)	7.51
Options canceled or expired	(301,431)	24.23	(593,294)	18.61	(440,142)	17.67

Options outstanding at end of year	14,613,562	22.11	17,706,066	16.04	16,923,724	13.60

Options exercisable at end of year	7,212,040	17.12	11,256,670	14.81	12,455,268	13.67
Options vested and expected to vest	13,176,035	21.73	16,483,150	15.92	16,107,066	13.78
Weighted average fair value of options granted during the year		14.87		9.91		8.12

The following table summarizes information about stock options outstanding at June 30, 2009:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2009	Weighted average exercise price
$ 5.37 - 12.28	3,940,785	5.26	$ 9.79	3,444,675	$ 9.59
12.38 - 18.78	4,224,990	6.77	16.51	1,857,234	15.76
18.82 - 32.44	3,816,080	7.94	28.61	931,994	26.01
32.49 - 46.75	2,631,707	6.61	40.13	978,137	37.73

	14,613,562	6.64	22.11	7,212,040	17.12

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

Share-based compensation expense recognized under FAS 123R included in the consolidated statement of operations for the fiscal years ended June 30, 2009, 2008 and 2007 was as follows (in thousands, except per share data):

	2009	2008	2007
Cost of revenue	$824	$560	$297
Research and development	3,135	2,087	1,234
Selling, general, and administrative	13,192	6,791	4,287

Stock-based compensation expense for continuing operations	17,151	9,438	5,818

Discontinued operations	8,531	5,977	1,927

Total employee stock-based compensation expense	$25,682	$15,415	$7,745

As of June 30, 2009, there was approximately $58.6 million of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 2.5 years. The total intrinsic value of options exercised during the fiscal years ended June 30, 2009, 2008 and 2007 was approximately $141.1 million, $37.5 million and $13.4 million, respectively. The aggregate intrinsic value of fully vested options and options expected to vest as of June 30, 2009 was approximately $195.3 million.

The Company also has an Employee Stock Purchase Plan (the Plan) which was adopted and approved by the board of directors and stockholders in December 1994. As most recently amended in November 2006, a maximum of 2,000,000 shares of common stock may be purchased by eligible employees under the Plan. At June 30, 2009, 1,479,478 shares of common stock had been purchased under the Plan. For the years ended June 30, 2009, 2008, and 2007, shares purchased under the Plan were 136,252, 117,034, and 174,336, respectively. Expenses associated with the Plan were approximately $952,000, $605,000, and $711,000, for the years ended June 30, 2009, 2008, and 2007, respectively. The fair value of shares issued under the Plan was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30:

	2009	2008	2007
Risk-free interest rate	0.5%	3.3%	4.7%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	54%	34%	42%

During 2008, 60,000 warrants to purchase common stock previously granted to placement agents were exercised at a price of $20.00 per share for total proceeds of $1,200,000.

In connection with the separation of MPI, the Company issued a dividend of one MPI stock option for every four stock options held by Company option holders as of June 30, 2009. Accordingly, the Company adjusted the exercise price of its stock options to adjust for the spin-off of MPI. All other terms of the stock options remain the same. However, the vesting and expiration of the options are based on the option holder’s continuing employment or service with the Company or MPI, as applicable. The adjusted exercise price of each revalued option was determined in accordance with Section 409A and Section 422 of the Internal Revenue Code.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

As a result of the option modifications that occurred in connection with the separation of MPI from the Company, the Company measured the potential accounting impact of these option modifications. Based upon the analysis that included a comparison of the fair value of the modified options granted to our employees and directors immediately after the modification with the fair value of the original option immediately prior to the modification, the Company determined there was no incremental compensation expense. All remaining unrecognized SFAS 123R compensation expense at the separation, from options granted to MPI employees and directors from the Company, will not be recognized by the Company.

(6)	Income Taxes

The Company recorded income tax expense of $193,000 and $608,000 in 2009 and 2008, that represented the Company’s alternative minimum tax liability.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2009 and 2008 are presented below (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$63,217	$100,545
Property, plant and equipment	2,787	2,300
Accrued vacation	985	1,306
Allowance for doubtful accounts	1,436	1,529
Stock compensation expense	6,606	2,392
Write-down of investment	2,014	2,014
Research and development credits	32,413	27,187
Alternative minimum tax credit	801	608
Other	440	1,127

Total gross deferred tax assets	110,699	139,008
Less valuation allowance	(110,699)	(139,008)

Net deferred tax assets	$—	$—

The net change in the total valuation allowance was a decrease of $28.3 million for the year ended June 30, 2009 and a decrease of $16.5 million for the year ended June 30, 2008.

At June 30, 2009, the Company had total federal, alternative minimum tax and state tax net operating loss carryforwards of approximately $317.6 million. If not utilized, these operating loss carryforwards expire beginning in 2013 through 2029. The Company had approximately $32.4 million of research and development tax credits, which can be carried forward to reduce federal and state income taxes. If not utilized, the research and development tax credit carryforwards expire beginning in 2012 through 2029.

Approximately $92.4 million of net operating loss tax benefits are ‘excess tax benefits’ as defined by Statement of Financial Accounting Standards No. 123 (revised 2004)—Share Based Payment and, if recognizable in future years, will be recognized as additional paid-in capital rather than as a reduction to tax expense. Approximately $37.2 million of the ‘excess tax benefits’ are attributable to periods prior to adoption of

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

the standard and are included in deferred tax assets (prior to any offset by valuation allowance.) The remaining $55.2 million of ‘excess tax benefits’ are not included in deferred tax assets and will be recognized only upon realization of the tax benefit.

The Company’s deferred tax assets are offset by a full valuation allowance of approximately $110.7 million at June 30, 2009. The determination of the amount and extent of the valuation allowance offsetting the deferred tax assets requires a substantial degree of judgment. This valuation allowance could reverse in part or in full in the near term based on whether or not, in the Company’s judgment, it becomes more likely than not that the underlying deferred tax assets will be realized. When this occurs, the reversal of the valuation allowance of $73.5 million will offset tax expense in the consolidated statement of operations and the remaining $37.2 million related to excess tax benefits related to stock options will be recognized as additional paid in capital.

On June 30, 2009, the Company separated its research and drug development businesses from its molecular diagnostic business (see notes 1b, 16 and 17). On June 25, 2009, the Company received a Private Letter Ruling from the Internal Revenue Service advising the Company that the dividend of common stock of MPI to the Company’s shareholders qualifies as a tax free distribution for U.S. income tax purposes and as a result of the separation all net operating losses and tax credits of the combined company prior to the spin-off would be retained by the Company.

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

The Company recorded no additional unrecognized tax benefits in the year ended June 30, 2009. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, the Company recorded no cumulative effect adjustment to retained earnings for accrued interest and penalties on unrecognized tax benefits. During the year ended June 30, 2009, the Company recorded no additional interest and penalties on unrecognized tax benefits.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2005 through 2008 tax years remain subject to examination at June 30, 2009. The Company’s consolidated Federal tax return and any significant state tax returns are not currently under examination.

(7)	Employee Deferred Savings Plan

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. The Company’s contributions to the plan were $2,602,000, $2,149,000, and $1,598,000 for the years ended June 30, 2009, 2008, and 2007, respectively.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

(8)	Segment and Related Information

The Company’s business units from continuing operations have been aggregated into two reportable segments: (i) genetics, and (ii) molecular diagnostics. The genetics segment is focused on the discovery of genes related to major common diseases and includes corporate services such as finance, human resources, legal, and information technology. The molecular diagnostics segment provides testing to determine predisposition to common diseases.

On June 30, 2009, the Company spun-off its research and drug development businesses to MPI. The results from the former research and drug development businesses are reflected as discontinued operations in the Consolidated Statements of Operations (see notes 1b, 16 and 17).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on income (loss) from continuing operations before interest income and other income and expense.

	Genetics	Molecular diagnostics	Total
Year ended June 30, 2009:
Revenues	$—	$326,527	$326,527
Depreciation and amortization	2,301	4,385	6,686
Segment operating income (loss)	(40,711)	167,173	126,462

Year ended June 30, 2008:
Revenues	$—	$222,855	$222,855
Depreciation and amortization	2,388	3,495	5,883
Segment operating income (loss)	(33,633)	95,238	61,605

Year ended June 30, 2007:
Revenues	$—	$145,285	$145,285
Depreciation and amortization	2,540	2,511	5,051
Segment operating income (loss)	(27,665)	59,978	32,313

	2009	2008	2007
Total operating income for continuing reportable segments	$126,462	$61,605	$32,313
Unallocated amounts:
Interest income	12,478	13,709	12,112
Other	(2,493)	(320)	663
Income tax provision	(193)	(608)	—

Income from continuing operations	$136,254	$74,386	$45,088

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

The following table sets forth a comparison of balance sheet assets by operating segment:

(In thousands)	June 30, 2009	June 30, 2008
Net equipment and leasehold improvements:
Genetics	$5,720	$6,959
Molecular diagnostics	16,903	12,717
Drug development	—	10,350

Total	22,623	30,026

Total Assets:
Genetics	11,050	10,435
Molecular diagnostics	63,146	54,604
Drug development	—	14,247

Total	$74,196	$79,286

The following table reconciles assets by operating segment to total assets:

(In thousands)	June 30, 2009	June 30, 2008
Total assets by segment	$74,196	$79,286
Cash, cash equivalents, and marketable investment securities (1)	392,225	420,056

Total	$466,421	$499,342

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The Company’s revenues from continuing operations were derived from the sale of molecular diagnostic products. Additionally, all of the Company’s long-lived assets are located in the United States.

(9)	Stockholder Rights Plan

In July 2001, the Company adopted a stockholder rights plan (the Plan). The Plan provides registered holders of the Company’s common stock one preferred share purchase right for each outstanding share of the Company’s common stock. Each right entitles the holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock. The rights have certain anti-takeover effects and allow the Company’s stockholders (other than the acquiror) to purchase common stock in the Company or in the acquiror at a substantial discount. Prior to the ten days following the acquisition by a person or group of beneficial ownership of 15% or more of the Company’s common stock, the Board of Directors may redeem the rights in whole, but not in part, at a price of $0.01 per right. The purchase rights under the Plan expire on July 17, 2011.

(10)	Investment in Prolexys Pharmaceuticals, Inc.

In April 2001, the Company contributed technology to Prolexys Pharmaceuticals, Inc. (Prolexys), in exchange for a 49% ownership interest and investors contributed a combined $82 million in cash in exchange for

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

the remaining 51% ownership in Prolexys. As of June 30, 2009, the Company’s ownership percentage in Prolexys is 12.46%. On June 30, 2009, the Company’s investment in Prolexys Pharmaceuticals, Inc. was transferred to MPI in connection with the spin-off (see notes 1b, 16 and 17).

Prior to fiscal year 2009 the Company accounted for its investment in Prolexys using the equity method. Because the Company’s initial investment in Prolexys consisted of technology with a carrying value of $0 on the Company’s consolidated financial statements, and given the uncertainty of the realizability of the difference between the $82 million carrying amount and the Company’s proportionate share of the net assets of Prolexys, the Company’s initial investment in Prolexys was recorded as $0. The Company allocated $41 million of this difference to technology which is being reduced as the related technology amortization expenses, including in-process research and development charges, are recorded at Prolexys. At June 30, 2008, the remaining technology basis difference was estimated to be $5.4 million. The original $41 million of unallocated basis difference is being accreted to income, offset by the Company’s share of Prolexys’ losses, over the period of expected benefit of 10 years. For the period from the original investment in Prolexys through June 30, 2009, the Company’s portion of the Prolexys’ net losses exceeded the accretion of the unallocated basis. Accordingly, the Company’s investment in Prolexys is carried at $0.

(11)	Public Offering of Common Stock

In February 2007, the Company received $105.3 million in net proceeds from an underwritten public offering of 3,000,000 shares of common stock pursuant to the Company’s registration statement on Form S-3 (Registration No. 333-123914).

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

The NaturNorth tangible assets acquired by the Company were valued at their respective fair values. The R&D supplies, consisting primarily of raw material inventory, were immediately expensed to research and development as the supplies represented material to be used for in-process research and development projects and have no alternative uses. The acquired fixed assets had an estimated useful life of five years and the acquired intangible asset had an estimated useful life of two years. The Company recognized amortization expense of

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

$125,000 and $31,000 for the years ended June 30, 2009 and 2008, respectively. On June 30, 2009, the technology and assets from NaturNorth were transferred to MPI in connection with the spin-off of MPI (See notes 1b, 16 and 17). As such, the associated amortization expense is included in discontinued operations in the Consolidated Statements of Operations.

(13)	Commitments and Contingencies

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

On June 30, 2009, the Company’s research and drug development businesses were transferred to MPI in connection with the spin-off of MPI (See notes 1b, 16 and 17). Accordingly, the respective revenue and expenses associated with the research and drug development businesses is reflected as discontinued operations in the Consolidated Statements of Operations.

In May 2008, the Company entered into a collaboration agreement with Lundbeck granting certain marketing rights for the Company’s therapeutic candidate Flurizan. Under the terms of the agreement Lundbeck paid the Company a $100 million, non-refundable fee, and agreed to pay future royalties, sales-based milestones, and share certain development costs.

On June 30, 2008, based on results from the Company’s U.S. Phase III clinical trial, the Company announced its intention to discontinue all Flurizan development activities. Both the Company and Lundbeck concluded that Flurizan had no future economic value and that the Company had no continuing substantive obligations to Lundbeck. Based on this conclusion, the Company recognized the $100 million as pharmaceutical revenue which is included in discontinued operations within the Consolidated Statements of Operations.

Upon receipt of the up-front payment from Lundbeck in June 2008, the Company recorded a one-time sublicense fee of $20 million which represented the maximum amount that may be payable to Encore Pharmaceuticals, Inc. (“Encore”), which was recorded as research and development expense. During the period ended June 30, 2009, the Company negotiated a reduced sublicense fee with Encore arising from the Company’s receipt of a $100 million non-refundable upfront payment from Lundbeck. The final $11 million sublicense fee was paid in 2009. Accordingly, the Company recorded a reduction of research and development expense of $9 million presented within discontinued operations in the Consolidated Statements of Operations.

(15)	Asset Acquisition

On January 20, 2009, the Company’s then wholly-owned subsidiary, MPI, purchased certain in-process research and development assets related to the HIV drug candidate that the Company has labeled MPC-4326 from Panacos Pharmaceuticals, Inc. The assets were determined to be in-process research and development assets and were charged to expense on the acquisition date. MPI assumed control of all clinical and commercial development of MPC-4326. The aggregate purchase price was $7 million, which represented cash consideration. On June 30, 2009, the Company completed the spin-off of MPI. Accordingly, the associated in-process research and development expense is included in discontinued operations in the Consolidated Statements of Operations (see notes 1b, 16 and 17).

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

(16)	Spin-off of Myriad Pharmaceuticals, Inc.

On June 30, 2009, the Company separated its molecular diagnostic business from its research and drug development businesses. The Company contributed substantially all of the assets and certain liabilities from the research and drug development businesses and $188 million of cash and marketable securities to MPI. All outstanding shares of MPI were then distributed to the Company’s stockholders of record on June 17, 2009 as a pro-rata, tax-free dividend of one MPI common stock for every four shares of the Company’s common stock.

On June 30, 2009, the Company entered into a Separation and Distribution Agreement with MPI that set forth the terms and conditions of the separation of MPI from the Company The Separation and Distribution Agreement sets forth a framework for the relationship between the Company and MPI following the separation regarding principal transactions necessary to separate MPI from the Company, including: (i) the contribution of substantially all of the assets and certain liabilities of the Company’s research and drug development businesses and cash and cash equivalents of approximately $188 million to MPI; and (ii) the distribution by the Company, as of 11:59 p.m. (EDT) on June 30, 2009, of all outstanding shares of MPI common stock to the Company’s stockholders in the form of a pro rata dividend of one share of MPI common stock for every four shares of the Company’s common stock outstanding to stockholders of record on June 17, 2009. This agreement also sets forth other provisions that govern certain aspects of the Company’s relationship with MPI after the completion of the separation from the Company and provides for the allocation of assets, liabilities and obligations between MPI and the Company in connection with the separation.

In addition, on June 30, 2009 the Company entered into other definitive agreements in connection with the spin-off, including (1) a Tax Sharing Agreement that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes (2) a Sublease Agreement that provides for the sublease from the Company to MPI of certain office and laboratory space to be utilized by MPI in its operations and (3) an Employee Matters Agreement that allocates liabilities and responsibilities relating to employee compensation, benefit plans, programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations. These arrangements contain the provisions related to the spin-off of MPI and the distribution of MPI’s common stock to the Company’s stockholders.

The total amount of the MPI stock dividend of $188.9 million was based on the net book value of the net assets that were transferred to MPI in connection with the spin-off, as follows (in thousands):

2009
Net book value of assets transferred:
Cash and cash equivalents	$136,133
Marketable investment securities	51,344
Prepaid and other current assets	240
Equipment, net	5,390
Other assets, net	94
Accrued liabilities	(4,254)

Net assets transferred	$188,947

MPI’s historical results of operations have been presented as discontinued operations in the Consolidated Statement of Operations. See Note 17 for further detail of the discontinued operations results.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

(17)	Discontinued Operations

On June 30, 2009, the Company separated its former research and drug development businesses from its molecular diagnostic business. For further information on the separation see Notes 1b and 16. The significant components of the research and drug development operations, which are presented as discontinued operations, were as follows (in thousands):

	Year Ended June 30,
	2009	2008	2007
Pharmaceutical revenue (1)	$—	$100,000	$—
Research and other revenues (2)	5,456	10,774	11,841
Operating expenses (3)	(57,095)	(137,315)	(91,891)

Total loss from discontinued operations	$(51,639)	$(26,541)	$(80,050)

(1)	Revenue from discontinued operations from non-refundable upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period or upon termination of a development or license agreement when the Company has no ongoing obligation

In May 2008, the Company entered into a collaboration agreement with Lundbeck granting certain marketing rights for the Company’s therapeutic candidate Flurizan. Under the terms of the agreement Lundbeck paid the Company a $100 million, non-refundable fee, and agreed to pay future royalties, sales-based milestones, and share certain development costs.

On June 30, 2008, based on results from the Company’s U.S. phase III clinical trial, the Company announced its intention to discontinue all Flurizan development activities. Both the Company and Lundbeck concluded that Flurizan had no future economic value and that the Company had no continuing substantive obligations to Lundbeck. Based on this conclusion, the Company recognized the $100 million as pharmaceutical revenue for the year ended June 30, 2008.

(2)	Research revenue from discontinued operations includes revenue from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 and EIFT 00-21 to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement, as underlying research costs are incurred, or on the basis of contractually defined output measures such as units delivered. We make adjustments, if necessary, to the estimates used in our calculations as work progresses and we gain experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying consolidated balance sheets. Revenue from milestone payments for which we have no continuing performance obligations is recognized upon achievement of the related milestone. When we have continuing performance obligations, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009, 2008, and 2007

Net research and other revenues include revenues recognized under collaboration agreements. In June 2006, the Company entered into a research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration is recognized when completed information is delivered to the collaborator. Under this agreement the Company recognized research revenue of $3.1 million, $0 and $7.0 million for the fiscal year ended June 30, 2009, 2008 and 2007, respectively.

In June 2005, the Company entered into a research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration is recognized when completed information is delivered to the collaborator. Under this agreement the Company recognized research revenue of $1.9 million for the fiscal year ended June 30, 2007.

In June 2004, the Company entered into a five-year, research agreement to utilize its expertise to characterize pathogen-host protein interactions. Revenue related to this collaboration is being recognized on a cost-to-cost basis. Under this agreement the Company recognized research revenue of $2.2 million, $3.3 million and $2.4 million for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

(3)	Included within the loss from discontinued operations for the period ended June 30, 2008 is a one-time sublicense fee of $20 million which represented the maximum amount that may be payable to Encore Pharmaceuticals, Inc. (“Encore”) arising from the Company’s receipt of a $100 million non-refundable upfront payment from H. Lundbeck A/S. In 2009, the Company negotiated a reduced sublicense fee with Encore for $11 million. Accordingly, the Company recorded a reduction of research and development expense of $9 million for the year ended June 30, 2009 (see Note 14). In addition, the Company recorded a $3 million write-off in its preferred stock investment in Encore Pharmaceuticals as a result of our discontinuation of the Flurizan development program for the year ended June 30, 2008. In 2009, the Company purchased certain in-process research and development assets that were expensed from Panacos Pharmaceuticals, Inc. for $7 million (see note 15).

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2009, 2008, and 2007

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2009	$4,100	$15,947	($16,197)	$3,850
Year ended June 30, 2008	$2,600	$11,500	($10,000)	$4,100
Year ended June 30, 2007	$1,795	$5,650	($4,845)	$2,600

(1)	Represents amounts written off against the allowance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
2.1	Separation and Distribution Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		8-K (Exhibit 2.1)	07/07/09	000-26642
3.1	Restated Certificate of Incorporation, as amended		10-Q (Exhibit 3.1)	02/03/09	000-26642
3.2	Restated By-Laws		8-K (Exhibit 3.1)	11/16/07	000-26642
4.1	Specimen common stock certificate		10-K (Exhibit 4.2)	09/27/02	000-26642
4.2	Rights Agreement, dated as of July 17, 2001, between the Registrant and Mellon Investor Services, LLC		8-K (Exhibit 4.1)	07/18/01	000-26642
4.3	Agreement of Substitution and Amendment of Common Shares Rights Agreement, dated August 16, 2002, between the Registrant and American Stock Transfer and Trust Company		10-K (Exhibit 4.4)	09/27/02	000-26642

Lease Agreements
10.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642
10.2	Amendment to Lease Agreement, dated March 29, 1996 between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.3)	11/08/96	000-26642
10.3	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642
10.4	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Foothill Associates, Ltd.		10-Q (Exhibit 10.1)	11/12/98	000-26642
10.5	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Research Park Associates VI, L.C.		10-Q (Exhibit 10.2)	11/12/98	000-26642
10.6	Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust), dated June 24, 1998, between the Registrant and Wells Fargo Bank, National Association		10-Q (Exhibit 10.3)	11/12/98	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.7	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by it general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642
10.8	Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.2)	05/15/01	000-26642
10.9	Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by it general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642
10.10	Letter of Understanding regarding Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by it general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642
10.11	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by it general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642
10.12	Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		8-K (Exhibit 10.2)	07/07/09	000-26642

Agreements with Respect to Collaborations, Licenses, Research and Development
10.13	Exclusive License Agreement, dated October 8, 1991, between the Registrant and the University of Utah Research Foundation, as amended (Breast Cancer—BRCA1) *		S-1 (Exhibit 10.13)	10/05/95	33-95970
10.14	Exclusive License Agreement, dated November 23, 1994, between the Registrant and the University of Utah Research Foundation (Breast Cancer—BRCA2) *		S-1 (Exhibit 10.17)	10/05/95	33-95970
10.15	Exclusive License Agreement, dated March 15, 2995, between the Registrant and the Hospital for Sick Children *		10-Q (Exhibit 10.1)	11/01/07	000-26642
10.16	Exclusive License Agreement, dated January 6, 1995, between the Registrant and Endorecherche *		10-Q (Exhibit 10.2)	11/01/07	000-26642
10.17	Exclusive License Agreement, dated March 13, 1996, between the Registrant and The Trustees of the University of Pennsylvania *		10-Q (Exhibit 10.3)	11/01/07	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.18	License and Collaboration Agreement, dated November 19, 2003, among the Registrant, Maxim Pharmaceuticals, Inc., and Cytovia, Inc. (now known as Epicept Corporation) *		10-Q (Exhibit 10.4)	11/01/07	000-26642
10.19	Co-Marketing Agreement, dated May 21, 2008, between the Registrant and H. Lundbeck A/S *		10-K (Exhibit 10.33)	08/28/08	000-26642

Agreements with Myriad Pharmaceuticals, Inc.
	Separation and Distribution Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.	See Exhibit 2.1
	Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.	See Exhibit 10.12
10.20	Tax Sharing Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		8-K (Exhibit 10.1)	07/07/09	000-26642
10.21	Employee Matters Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		8-K (Exhibit 10.3)	07/07/09	000-26642

Agreements with Executive Officers and Directors
10.22	Employment Agreement, dated May 15, 1993, between the Registrant, Myriad Genetic Laboratories, Inc. and Peter D. Meldrum +		S-1 (Exhibit 10.3)	10/05/95	33-95970
10.23	Employment Agreement, dated January 1, 1994, between the Registrant, Myriad Genetic Laboratories, Inc. and Mark H. Skolnick, Ph.D. +		S-1 (Exhibit 10.4)	10/05/95	33-95970
10.24	Employment Agreement, dated September 14, 1998, between the Registrant., Myriad Genetic Laboratories, Inc. and Gregory C. Critchfield, M.D. +		10-K (Exhibit 10.7)	09/10/04	000-26642
10.25	Employment Agreement, dated September 30, 1998, between the Registrant, Myriad Pharmaceuticals, Inc. and Adrian N. Hobden, Ph.D. +		10-K (Exhibit 10.8)	09/10/04	000-26642
10.26	Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and James S. Evans dated March 3, 1995+		8-K (Exhibit 10.1)	11/06/07	000-26642
10.27	Employment Agreement, dated November 5, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Richard M. Marsh+	X

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.28		Employment Agreement, dated October 1, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Mark. C. Capone +	X
10.29		Resignation Agreement, dated November 1, 2007, between the Registrant and Jay M. Moyes +		8-K (Exhibit 10.2)	11/06/07	000-26642
10.30	.1	Form of Executive Retention Agreement +		10-Q (Exhibit 10.1)	05/04/05	000-26642
	.2	Form of Amendment to Form of Executive Retention Agreement +		10-Q (Exhibit 10.1)	02/05/08	000-26642
10.31		Executive Retention Agreement, dated November 17, 2006, between the Registrant and Mark. C. Capone +		10-Q (Exhibit 10.1)	02/06/07	000-26642
10.32		Management Performance—Incentive Bonus Program Fiscal Year 2010 +		8-K (Exhibit 10.1)	06/08/09	000-26642
10.33		Non-Employee Director Compensation Policy +		10-Q (Exhibit 10.6)	11/01/07	000-26642
10.34		Form of director and executive officer indemnification agreement	X
10.35		Summary of compensation arrangements applicable to the Registrant’s named executive officers +	X

Equity Compensation Plans
10.36	.1	2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”) +		10-K (Exhibit 10.1)	09/27/02	000-26642
	.2	Form of Incentive Stock Option Agreement under the 2002 Plan +		10-Q (Exhibit 10.9)	11/01/07	000-26642
	.3	Form of Non-Qualified Stock Option Agreement under the 2002 Plan +		10-Q (Exhibit 10.10)	11/01/07	000-26642
10.37	.1	2003 Employee, Director and Consultant Stock Option Plan, as amended (the “2003 Plan”) +		8-K (Exhibit 10.1)	11/19/08	000-26642
	.2	Form of Incentive Stock Option Agreement under the 2003 Plan +		10-Q (Exhibit 10.7)	11/01/07	000-26642
	.3	Form of Non-Qualified Stock Option Agreement under the 2003 Plan +		10-Q (Exhibit 10.8)	11/01/07	000-26642
10.38		Employee Stock Purchase Plan, as amended +		8-K (Exhibit 99.2)	11/20/06	000-26642
21.1		List of Subsidiaries of the Registrant	X
23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(+)	Management contract or compensatory plan arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(**)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.