Form 10-Q
period 2009-12-31
MYRIAD GENETICS INC
filed 2010-02-03
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 29, 2010 the registrant had 96,431,550 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	Dec. 31, 2009	Jun. 30, 2009
Assets
Current assets:
Cash and cash equivalents	$60,431	$63,510
Marketable investment securities	284,978	253,345
Prepaid expenses	5,931	3,993
Trade accounts receivable, less allowance for doubtful accounts of $4,400 at Dec. 31, 2009 and $3,850 at Jun. 30, 2009	48,769	44,617
Other receivables	739	655

Total current assets	400,848	366,120

Equipment and leasehold improvements:
Equipment	48,557	49,116
Leasehold improvements	15,590	11,942

	64,147	61,058
Less accumulated depreciation	39,322	38,435

Net equipment and leasehold improvements	24,825	22,623

Long-term marketable investment securities	112,150	75,370
Other assets	2,214	2,275

	$540,037	$466,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,403	$14,177
Accrued liabilities	13,308	17,992

Total current liabilities	22,711	32,169

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Dec. 31, 2009 and Jun. 30, 2009, issued and outstanding 96,370 at Dec. 31, 2009 and 95,896 at Jun. 30, 2009	964	959
Additional paid-in capital	568,646	550,432
Accumulated other comprehensive income	1,854	2,768
Accumulated deficit	(54,138)	(119,940)

Total stockholders’ equity	517,326	434,219

	$540,037	$466,388

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2008
Molecular diagnostic revenue	$92,768	$83,952	$177,890	$153,917
Costs and expenses:
Molecular diagnostic cost of revenue	11,083	11,060	22,145	20,850
Research and development expense	5,059	4,615	10,735	8,990
Selling, general, and administrative expense	42,104	34,960	80,776	67,371

Total costs and expenses	58,246	50,635	113,656	97,211

Operating income	34,522	33,317	64,234	56,706
Other income (expense):
Interest income	1,531	3,437	3,444	6,871
Other	286	—	72	(2,005)

Total other income	1,817	3,437	3,516	4,866
Income from continuing operations before income taxes	36,339	36,754	67,750	61,572
Income tax provision	980	—	1,948	287

Income from continuing operations	$35,359	$36,754	$65,802	$61,285

Discontinued operations (Note 8)
Loss from discontinued operations	—	(15,551)	—	(25,628)

Net income	$35,359	$21,203	$65,802	$35,657

Earnings (loss) per basic share:
Continuing operations	$0.37	$0.40	$0.68	$0.67
Discontinued operations	—	(0.17)	—	(0.28)

Earnings per basic share	$0.37	$0.23	$0.68	$0.39

Earnings (loss) per diluted share:
Continuing operations	$0.36	$0.38	$0.66	$0.63
Discontinued operations	—	(0.16)	—	(0.26)

Earnings per diluted share	$0.36	$0.22	$0.66	$0.37

Weighted average shares outstanding
Basic	96,270	93,184	96,120	91,990
Diluted	99,426	97,716	99,459	97,184

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	Dec. 31, 2009	Dec. 31, 2008
Cash flows from operating activities:
Net income	$65,802	$35,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,514	4,602
Loss on disposition of assets	65	—
Share-based compensation expense	11,996	11,217
Bad debt expense	9,250	7,994
(Gain) loss on sale of marketable investment securities	(137)	1,986
Changes in operating assets and liabilities:
Prepaid expenses	(1,938)	394
Trade accounts receivable	(13,402)	(8,763)
Other receivables	216	4,023
Accounts payable	(4,774)	(12,113)
Accrued liabilities	(4,684)	(5,950)
Deferred revenue	—	(1,803)

Net cash provided by operating activities	65,908	37,244

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(5,920)	(3,509)
Purchase of other assets	(100)	(2,100)
Purchases of marketable investment securities	(220,209)	(185,905)
Proceeds from sales of and maturities of marketable investment securities	151,019	48,987

Net cash used in investing activities	(75,210)	(142,527)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	6,223	46,534

Net cash provided by financing activities	6,223	46,534

Net decrease in cash and cash equivalents	(3,079)	(58,749)

Cash and cash equivalents at beginning of period	63,510	237,734

Cash and cash equivalents at end of period	$60,431	$178,985

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Myriad Genetics Laboratories, Inc., Myriad Therapeutics, Inc. and through June 30, 2009, Myriad Pharmaceuticals, Inc. (“MPI”). The financial statements presented herein reflect the spin-off of MPI on June 30, 2009 as a discontinued operation (see Note 8). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Operating results for the three and six months ended December 31, 2009 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has evaluated subsequent events through February 3, 2010, which is the date these financial statements and Form 10-Q have been filed with the SEC. In the opinion of management, no material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in these financial statements.

Until June 30, 2009, the Company’s business included its research and drug development businesses which were spun-off to MPI. The separation resulted in MPI operating as an independent entity with its own publicly-traded stock. The results of operations for the former research and drug development businesses conducted by the Company and by MPI until June 30, 2009 are included as part of this report for the periods prior to that date as discontinued operations. The Company does not have any ownership in MPI subsequent to the separation (see Note 8).

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(2) Marketable Investment Securities

The Company has classified its marketable investment securities as available for sale. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2009 and June 30, 2009 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At December 31, 2009:
Available-for-sale:
Corporate bonds and notes	$266,523	$2,049	$(83)	$268,489
Federal agency issues	126,651	189	(91)	126,749
Auction rate securities	2,100	—	(210)	1,890

Total	$395,274	$2,238	$(384)	$397,128

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2009:
Available-for-sale:
Corporate bonds and notes	$213,187	$2,331	$(58)	$215,460
Federal agency issues	110,660	705	0	111,365
Auction rate securities	2,100	—	(210)	1,890

Total	$325,947	$3,036	$(268)	$328,715

Maturities of debt securities classified as available for sale are as follows at December 31, 2009 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$283,635	$284,978
Due after one year through three years	109,539	110,260
Due after three years	2,100	1,890

	$395,274	$397,128

In addition to the amounts above, the Company had cash equivalents of $45.1 million at December 31, 2009 and $32.8 million at June 30, 2009, respectively. Cash equivalents consist of highly liquid debt instruments with maturities at date of purchase of 90 days or less. As of December 31, 2009 and June 30, 2009, the carrying value of cash equivalents approximates fair value.

(3) Share-Based Compensation

In 2003, the Company adopted and the shareholders approved the 2003 Employee, Director and Consultant Stock Option Plan, as amended most recently in November 2009 (the “2003 Plan”), under which 18.8 million shares of common stock have been reserved for issuance upon the

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which were reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan. As of December 31, 2009, approximately 2.9 million shares represented by options that remain outstanding under the 2002 Plan will transfer to the 2003 Plan if they are cancelled or expire without delivery of the shares of stock by the Company.

The number of shares, terms, and vesting period are determined by the compensation committee of the board of directors on an option-by-option basis. Options generally vest ratably over four years and expire ten years from the date of grant. Options are granted to members of the board of directors under the terms of the 2003 Plan and vest on the first anniversary of the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. During the three and six months ended December 31, 2009, the Company granted approximately 152,300 and 1,473,820 options under the 2003 Plan. The Company also has an Employee Stock Purchase Plan under which a maximum of 2,000,000 shares of common stock may be purchased by eligible employees. Any shares are issued twice yearly at the end of each six month offering period. During the three and six months ended December 31, 2009, the Company issued 46,597 shares of common stock under the Employee Stock Purchase Plan.

Employee stock-based compensation expense recognized was allocated as follows (in thousands):

	Three months ended Dec. 31,		Six months ended Dec. 31,
	2009	2008	2009	2008
Molecular diagnostic cost of revenue	$267	$168	$485	$307
Research and development expense	964	749	1,870	1,416
Selling, general, and administrative expense	5,387	3,203	9,641	5,429
Discontinued operations	—	2,050	—	4,065

Total share-based compensation expense	$6,618	$6,170	$11,996	$11,217

During the three and six months ended December 31, 2009, 148,295 and 426,270 stock options were exercised at a weighted average exercise price of $14.26 and $12.45, respectively. As of December 31, 2009, there was approximately $49.4 million of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.4 years.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(4) Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	Three months ended Dec. 31,		Six months ended Dec. 31,
(In thousands)	2009	2008	2009	2008
Net income	$35,359	$21,203	$65,802	$35,657
Unrealized gain (loss) on available-for-sale securities	(817)	7,059	(914)	683

Comprehensive income	$34,542	$28,262	$64,888	$36,340

(5) Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an antidilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and six months ended December 31, 2009 and 2008.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations (in thousands):

	Three months ended Dec. 31,		Six months ended Dec. 31,
	2009	2008	2009	2008
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	96,270	93,184	96,120	91,990
Effect of dilutive stock options	3,156	4,532	3,339	5,194

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	99,426	97,716	99,459	97,184

For the three and six months ended December 31, 2009, there were outstanding potential common equivalent shares of 6,272,573 and 5,135,324, compared to 4,609,710 and 3,897,358 in the same period in 2008, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

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

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On June 30, 2009, the Company spun-off its research and drug development businesses to MPI. The results from the former research and drug development businesses are reflected as discontinued operations for periods prior to that date in the Condensed Consolidated Statements of Operations (see Notes 1 and 8).

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Genetics	Molecular diagnostics	Total
Three months ended Dec. 31, 2009:
Revenue	$—	$92,768	$92,768
Depreciation and amortization	531	1,204	1,735
Segment operating income (loss) from continuing operations	(10,854)	45,376	34,522
Three months ended Dec. 31, 2008:
Revenue	—	83,952	83,952
Depreciation and amortization	599	1,057	1,656
Segment operating income (loss) from continuing operations	(9,310)	42,627	33,317
Six months ended Dec. 31, 2009:
Revenue	—	177,890	177,890
Depreciation and amortization	1,057	2,457	3,514
Segment operating income (loss) from continuing operations	(21,692)	85,926	64,234
Six months ended Dec. 31, 2008:
Revenue	—	153,917	153,917
Depreciation and amortization	1,178	2,029	3,207
Segment operating income (loss) from continuing operations	(18,297)	75,003	56,706

	Three months ended Dec. 31,		Six months ended Dec. 31,
(In thousands)	2009	2008	2009	2008
Total operating income for reportable segments	$34,522	$33,317	$64,234	$56,706
Interest income	1,531	3,437	3,444	6,871
Other	286	—	72	(2,005)
Income tax provision	980	—	1,948	287

Net income	$35,359	$36,754	$65,802	$61,285

(7) Fair Value Measurements

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Level 3—unobservable inputs.

The substantial majority of our financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of our financial assets that the Company re-measured at December 31, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$52,431	$8,000	$—	$60,431
Available for sale securities	—	395,238	1,890	397,128

Total	$52,431	$403,238	$1,890	$457,559

Our Level 1 assets include cash and money market instruments. Level 2 assets consist of our marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and euro bonds. As of December 31, 2009, the Company held $1.9 million of investments which were measured using unobservable (Level 3) inputs. These investments represent less than 1% of our investments portfolio and were classified as Level 3 assets as of December 31, 2009. Our Level 3 assets consist of auction rate securities and the value is determined based on valuations which approximate fair value. As of December 31, 2009, the Company believes the unrealized losses in the auction rate securities are temporary and it is more likely than not that the Company will not sell nor will it be required to sell the securities prior to maturity or recovery of the par value. As a result, the Company has recorded the unrealized losses in other comprehensive income in the accompanying condensed consolidated balance sheet. There were no changes in the composition or estimated fair value of our Level 3 financial assets, which are measured at fair value on a periodic basis, for the period ended December 31, 2009.

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

	Three Months ended Dec. 31,		Six Months ended Dec. 31,
	2009	2008	2009	2008
Research and other revenues (1)	$—	$424	$—	$4,109
Operating expenses (2)	—	(15,975)	—	(29,737)

Total loss from discontinued operations	$—	$(15,551)	$—	$(25,628)

(1)	Research revenue from discontinued operations includes revenue from research collaboration agreements, milestone payments, and technology licensing agreements.
(2)	Operating expenses from discontinued operations include costs associated with the development of clinical drug candidates and costs associated with the discontinuance of the Company’s former Alzheimer’s disease drug candidate.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(9) Income Taxes

The Company’s income tax expense from continuing operations for the three and six months ended December 31, 2009 was $980,000 and $1,948,000, respectively, compared to $0 and $287,000 for the same three and six months ended December 31, 2008. Income tax expense represents the Company’s estimated alternative minimum tax and state tax liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading molecular diagnostic company focused on developing and marketing novel predictive medicine, personalized medicine, and prognostic medicine products. We employ a number of proprietary technologies that help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset, progression and treatment of disease. We use this information to guide the development of new molecular diagnostic products that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and help guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

To date we have launched seven commercial molecular diagnostic products, including four predictive medicine and three personalized medicine products. We market these products through our own 300-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries for some of our predictive medicine products. Molecular diagnostic revenue was $92.8 million and $177.9 million for the three and six months ended December 31, 2009, an increase of 11% and 16% over revenues of $84.0 million and $153.9 million for the same periods in the prior year. We launched our first molecular diagnostic product, BRACAnalysis®, in November 1996, and sales of BRACAnalysis account for most of our molecular diagnostic revenues.

We believe that advances in the emerging field of molecular diagnostics will improve our ability to determine which individuals are subject to a greater risk of developing disease later in life so that action can be taken to try to prevent the disease, delay the onset of the disease or increase surveillance to catch the disease at an earlier stage when it is more treatable. We also believe that molecular diagnostic products can assist patients’ physicians in managing their healthcare to help ensure that patients receive the most appropriate treatment based on their individual genetic makeup and the specific cause of disease.

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

During the three and six months ended December 31, 2009, we devoted substantially all of our resources to supporting our molecular diagnostic products, as well as to the research and development of future molecular diagnostic product candidates. We are developing and intend to launch our eight molecular diagnostic product during the first half of calendar 2010 and our ninth molecular diagnostic product for the genetic predisposition of pancreatic cancer in the second half of 2010. We have two reportable operating segments—genetics and molecular diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments. Our revenues consist of sales of our molecular diagnostic products.

We incurred research and development expenses from continuing operations of $5.1 million and $10.7 million for the three and six months ended December 31, 2009, compared to $4.6 million and $9.0 million for the three and six months ended December 31, 2008. Our research and development expenses include costs incurred in maintaining and improving our seven current molecular diagnostic products and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic product candidates. Our sales and marketing expenses and general and administrative expenses include costs associated with building our molecular diagnostic business. We expect that these costs will fluctuate from quarter to quarter and that such fluctuations may be substantial.

For the three and six months ended December 31, 2009, we had net income of $35.4 million and $65.8 million compared to $21.2 million and $35.7 million for three and six months ended December 31, 2008. As of December 31, 2009, we had an accumulated deficit of $54.1 million.

On June 30, 2009, we separated our molecular diagnostic business from our research and drug development businesses by transferring our research and drug development businesses along with $188.0 million of cash and marketable securities into our then wholly-owned subsidiary, Myriad Pharmaceuticals, Inc. (“MPI”). All outstanding shares of MPI were then distributed to our stockholders as a pro-rata, tax-free dividend on June 30, 2009 by issuing one share of MPI common stock for every four shares of our common stock to stockholders of record on June 17, 2009. The separation resulted in MPI operating as an independent entity with its own publicly-traded stock. The results of operations for the former research and drug development activities conducted by us and by MPI until June 30, 2009 are included as part of this report for the periods prior to that date as discontinued operations. We do not have any ownership in MPI subsequent to the separation.

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

Revenue Recognition. Molecular diagnostic revenue includes revenue from the sale of molecular diagnostic products and related marketing agreements, and is recorded at the invoiced amount net of any discounts or contractual allowances. Molecular diagnostic revenue is recognized upon completion of the test, communication of results, and when collectability is reasonably assured.

Allowance for Doubtful Accounts. Trade accounts receivable are comprised of amounts due from sales of our molecular diagnostic products, which are recorded net of any discounts or contractual allowances. We analyze collectability of trade accounts receivable and consider historic experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms when evaluating the adequacy of the allowance for doubtful accounts. We periodically evaluate and adjust the allowance for doubtful accounts when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position; however, to date these changes have not been material. It is possible that we may need to adjust our estimates in future periods.

As of December 31, 2009 and June 30, 2009, if a hypothetical ten percent increase in our allowance for doubtful accounts were to occur this would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $440,000 and $385,000, respectively.

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

Results of Operations for the Three Months Ended December 31, 2009 and 2008

Molecular diagnostic revenue for the three months ended December 31, 2009 was $92.8 million, compared to $84.0 million for the same three months in 2008. This 11% increase in our revenue is primarily attributable to increased testing volume. Improving economic conditions and increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and increased testing volumes due to market penetration. During the three months ended December 31, 2009, we have maintained an ongoing direct-to-consumer (“DTC”) marketing campaign in strategic southern and midwestern states to increase our market penetration for BRACAnalysis. Through these efforts we are attempting to broaden utilization of our products with current physician customers and increase the number of new physician customers prescribing our products. We believe these efforts may allow us to continue to grow molecular diagnostic revenue in future periods; however, the markets in which we operate are still experiencing high unemployment and other economic challenges, such as loss of employer sponsored insurance coverage and poorer patient compliance in the area of preventive diagnostic testing. We believe that there continues to be a negative impact on our revenue growth due to these difficult economic conditions. In addition, because BRACAnalysis and most of our molecular diagnostic products are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic products in order to continue to generate revenue. Therefore, there can be no assurance that molecular diagnostic revenue will continue to increase at historical rates or at all.

Molecular diagnostic cost of revenue for the three months ended December 31, 2009 was $11.1 million, compared to $11.1 million for the same three months in 2008. This consistency in molecular diagnostic cost of revenue despite an 11% increase in revenue from our molecular diagnostic products is primarily due to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Our gross profit margin was 88% for the three months ended December 31, 2009 compared to 87% for the same three months in 2008. Our gross profit margins may fluctuate from quarter to quarter based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase or remain at current levels.

Research and development expenses from continuing operations are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs for molecular diagnostic products in development, and equipment and facility costs. Research and development expenses from continuing operations incurred during the three months ended December 31, 2009 were $5.1 million compared to $4.6 million for same three months in 2008. This increase of 10% was primarily due to increased research and development associated with internal predictive, personalized and prognostic product development. We expect our research and development expenses will increase over the next several years as we work to develop our product pipeline and expand our offerings of molecular diagnostic products.

Selling, general and administrative expenses for continuing operations consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended December 31, 2009 were $42.1 million, compared to $35.0 million for the same three months in 2008. The increase in selling, general and administrative expense of 20% was due primarily to:

•

increase in sales and marketing expense of approximately $3.8 million to support the continued expansion of our Ob/Gyn sales force from 100 to 150 sales representatives, acceleration of the mid-west DTC campaign launch, renewal of portions of the southern DTC campaign, and other marketing initiatives;

•	increase in share-based compensation expense of approximately $2.2 million; and

•	general increase in administrative costs of approximately $1.1 million to support the 11% growth in our molecular diagnostic revenues.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches and our efforts in support of our existing molecular diagnostic products.

Interest income for the three months ended December 31, 2009 was $1.5 million, compared to $3.4 million for the same three months in 2008, a decrease of 55%. The decrease was due primarily to lower interest rates during the 2009 period and the contribution of approximately $188 million of cash and marketable securities to MPI on June 30, 2009. Other income for the three months ended December 31, 2009 was $0.3 million compared to $0 for the same three months in 2008.

The tax expense of approximately $1.0 million for the three months ended December 31, 2009 represents our estimated alternative minimum tax and state tax expense.

Results of Operations for the Six Months Ended December 31, 2009 and 2008

Molecular diagnostic revenue for the six months ended December 31, 2009 was $177.9 million, compared to $153.9 million for the same six months in 2008. This 16% increase in our revenue is primarily attributable to increased testing volume. During six months ended December 31, 2009, we initiated a DTC marketing campaigns in strategic southern and midwestern states to increase our market penetration for BRACAnalysis in primarily the Ob/Gyn market. We believe these efforts may allow us to continue to grow molecular diagnostic revenue in future periods; however, the markets in which we operate are still experiencing high unemployment and other economic challenges, such as loss of employer sponsored insurance coverage and poorer patient compliance in the area of preventive diagnostic testing. We believe that there continues to be a negative impact on our revenue growth due to these difficult economic conditions. In addition, because BRACAnalysis and most of our molecular diagnostic products are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic products in order to continue to generate revenue. There can be no assurance that molecular diagnostic revenue will continue to increase at historical rates or at all.

Molecular diagnostic cost of revenue for the six months ended December 31, 2009 was $22.1 million, compared to $20.9 million for the same six months in 2008. This increase of 6% in molecular diagnostic cost of revenue is primarily due to the 16% increase in revenue from our molecular diagnostic products, partially offset by technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Our gross profit margin was 88% for the six months ended December 31, 2009, compared to 86% for the same six months in 2008. Our gross profit margins may fluctuate from period to period based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase or remain at current levels.

Research and development expenses from continuing operations incurred during the six months ended December 31, 2009 were $10.7 million compared to $9.0 million for same six months in 2008. This increase of 19% was primarily due to increased research and development associated with internal predictive, personalized and prognostic product development. We expect our research and development expenses will increase over the next several years as we work to develop our product pipeline and expand our offerings of molecular diagnostic products.

Selling, general and administrative expenses for the six months ended December 31, 2009 were $80.8 million, compared to $67.4 million for the same six months in 2008. The 20% increase in selling, general and administrative expense was due primarily to:

•

increase in sales and marketing expense of approximately $6.8 million to support the continued expansion of our Ob/Gyn sales force from 100 to 150 sales representatives, acceleration of the mid-west DTC campaign launch, renewal of portions of the southern DTC campaign, and other marketing initiatives;

•	increase in share-based compensation expense of approximately $4.2 million;

•	general increase in administrative costs of approximately $2.4 million to support the 16% growth in our molecular diagnostic revenues.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches and our efforts in support of our existing molecular diagnostic products.

Interest income for the six months ended December 31, 2009 was $3.4 million, compared to $6.9 million for the same six months in 2008. The decrease was due primarily to lower market rates during the period and the contribution of approximately $188 million in cash and marketable securities to MPI on June 30, 2009. Other income for the six months ended December 31, 2009 was $0.1 million, compared to other expense of $2.0 million for the same six months in 2008. The decrease was due to an other-than-temporary impairment in 2008 on marketable investment securities from our holding of Lehman Brothers Holdings, Inc. (“Lehman”) bonds. Due to Lehman’s bankruptcy filing we determined that our investment in certain Lehman bonds was not likely to be recoverable.

The tax expense of approximately $1.9 million for the six months ended December 31, 2009 represents our estimated alternative minimum tax and state tax expense.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $65.4 million, or 17%, from $392.2 million at June 30, 2009 to $457.6 million at December 31, 2009. This increase is primarily attributable to cash generated from sales of our molecular diagnostic products. This increase was partially offset by expenditures for our internal research and development programs, purchase of capital assets, sales and marketing expense for our molecular diagnostic products, and other expenditures incurred in the ordinary course of business.

Net cash provided by operating activities was $65.9 million during the six months ended December 31, 2009, compared to $37.2 million provided by operating activities during the same six months in 2008. Trade accounts receivable increased $13.4 million (excluding bad debt write-offs/reserves) between June 30, 2009 and December 31, 2009, primarily due to increases in molecular diagnostic sales. Prepaid expenses increased $1.9 million due to increased sales and marketing efforts associated with our midwest and southern DTC campaigns. Accrued liabilities and accounts payable decreased by $4.7 million and $4.8 million, respectively, between June 30, 2009 and December 31, 2009, primarily due to payments made of accounts payable related to our discontinued operations following the spin-off of our former research and drug development businesses to MPI on June 30, 2009.

Our investing activities used cash of $75.2 million during the six months ended December 31, 2009 and $142.5 million during the same six months in 2008. Investing activities were comprised primarily of purchases and maturities of marketable investment securities. Capital expenditures for equipment and facilities were $5.9 million during the six months ended December 31, 2009.

Financing activities provided cash of $6.2 million during the six months ended December 31, 2009 and provided cash of $46.5 million in the same six months in 2008. Cash generated from financing activities was provided by the exercise of stock options and sales of our shares under our Employee Stock Purchase Plan which were higher in 2008.

We believe that with our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic products, we will have adequate funds to maintain our current and planned operations for the foreseeable future, although no assurance can be given that changes will not occur that would consume available capital resources and we may need or want to raise additional financing. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	termination of the licenses underlying our molecular diagnostic products or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	the costs and expenses incurred in supporting our existing molecular diagnostic products;

•	the progress, results and cost of developing and launching additional molecular diagnostic products for our molecular diagnostic business;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in intellectual propriety laws of our patents or enforcement in the United States and foreign countries;

•	changes in structure of the healthcare system or healthcare payment systems; and

•	the impact of current economic conditions and job loss resulting in fewer doctor visits and loss of employer provided insurance coverage.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

(b)	Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

During the quarter ended December 31, 2009, there have been no material developments in the legal proceeding disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and in Part II, Item I of our Quarterly Report on Form 10-Q for the period ended September 30, 2009. We are not a party to any other legal proceedings that we believe will have a material impact on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, except as disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On November 5, 2009, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). A quorum of 82,981,589 shares of Common Stock of the Company (of a total of 96,103,025 shares outstanding as of the record date), or 86.34%, was represented at the Annual Meeting in person or by proxy, which was held to vote on the following proposals:

1.	To elect two members to the Board of Directors to serve three-year terms until the 2012 Annual Meeting and until their successors are duly elected and qualified or until their earlier death, resignation, retirement or removal. The nominees for Director were John T. Henderson, M.D. and S. Louise Phanstiel.

2.	To approve a proposed amendment to the Company’s 2003 Employee, Director and Consultant Stock Option Plan to increase by 3,000,000 the number of shares of our common stock available for issuance under this plan.

3.	To ratify the selection of Ernst and Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:

	FOR	WITHHELD
John T. Henderson, M.D.	78,167,268	4,814,321
S. Louise Phanstiel	76,119,491	6,862,098

Immediately following the Annual Meeting Peter D. Meldrum, Mark H. Skolnick, Ph.D. and Linda S. Wilson, Ph.D. continued to serve as Directors for terms expiring at the 2010 Annual Meeting and Walter Gilbert, Ph.D., Dennis H. Langer M.D., J.D. and Lawrence C. Best continued to serve as Directors for terms expiring at the 2011 Annual Meeting, and until their respective successors are duly elected and qualified, or until their earlier death, resignation, retirement or removal.

Proposal 2:

For	44,286,158
Against	28,575,193
Abstain	42,781
Broker Non-vote	9,152,212

On November 5, 2009, at Annual Meeting, the stockholders of the Company approved an amendment to the Company’s 2003 Employee, Director and Consultant Stock Option Plan, as previously amended (the “Option Plan”), to increase the number of shares of common stock available for issuance thereunder by 3,000,000 shares. However, as noted in the supplement to our proxy statement as filed with the SEC on October 28, 2009 or in the Form 8-K filed on November 6, 2009, following the Annual Meeting, the Company’s Board of Directors amended the Option Plan to reduce the additional number of shares of common stock to be added by 1,000,000 shares to 2,000,000 shares.

Proposal 3:

For	79,112,699
Against	2,883,490
Abstain	60,155
Broker Non-vote	0

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1$	Myriad Genetics, Inc. 2003 Employee, Director and Consultant Stock Option Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

$	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 3, 2010	By:	/s/ PETER D. MELDRUM
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: February 3, 2010	By:	/s/ JAMES S. EVANS
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)