Form 10-Q
period 2010-03-31
MYRIAD GENETICS INC
filed 2010-05-05
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010 the registrant had 97,779,267 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	Mar. 31, 2010	Jun. 30, 2009
Assets
Current assets:
Cash and cash equivalents	$102,149	$63,510
Marketable investment securities	296,500	253,345
Prepaid expenses	2,909	3,993
Trade accounts receivable, less allowance for doubtful accounts of $4,400 at Mar. 31, 2010 and $3,850 at Jun. 30, 2009	48,117	44,617
Other receivables	946	655

Total current assets	450,621	366,120

Equipment and leasehold improvements:
Equipment	48,914	49,116
Leasehold improvements	16,222	11,942

	65,136	61,058
Less accumulated depreciation	40,861	38,435

Net equipment and leasehold improvements	24,275	22,623

Long-term marketable investment securities	112,534	75,370
Other assets	2,133	2,275

	$589,563	$466,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,026	$14,177
Accrued liabilities	15,191	17,992

Total current liabilities	22,217	32,169

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Mar. 31, 2010 and Jun. 30, 2009, issued and outstanding 97,650 at Mar. 31, 2010 and 95,896 at Jun. 30, 2009	976	959
Additional paid-in capital	586,102	550,432
Accumulated other comprehensive income	1,155	2,768
Accumulated deficit	(20,887)	(119,940)

Total stockholders’ equity	567,346	434,219

	$589,563	$466,388

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Mar. 31, 2010	Mar. 31, 2009	Mar. 31, 2010	Mar. 31, 2009
Molecular diagnostic revenue	$90,830	$86,531	$268,720	$240,449
Costs and expenses:
Molecular diagnostic cost of revenue	10,880	11,232	33,024	32,082
Research and development expense	5,885	4,543	16,620	13,533
Selling, general, and administrative expense	40,840	35,496	121,616	102,867

Total costs and expenses	57,605	51,271	171,260	148,482

Operating income	33,225	35,260	97,460	91,967
Other income (expense):
Interest income	1,232	2,946	4,676	9,817
Other	23	(33)	94	(2,038)

Total other income	1,255	2,913	4,770	7,779
Income from continuing operations before income taxes	34,480	38,173	102,230	99,746
Income tax provision (benefit)	1,229	(94)	3,177	193

Income from continuing operations	$33,251	$38,267	$99,053	$99,553

Discontinued operations (Note 8)
Loss from discontinued operations	—	(12,949)	—	(38,578)

Net income	$33,251	$25,318	$99,053	$60,975

Earnings (loss) per basic share:
Continuing operations	$0.34	$0.41	$1.03	$1.08
Discontinued operations	—	(0.14)	—	(0.42)

Earnings per basic share	$0.34	$0.27	$1.03	$0.66

Earnings (loss) per diluted share:
Continuing operations	$0.33	$0.38	$1.00	$1.01
Discontinued operations	—	(0.13)	—	(0.39)

Earnings per diluted share	$0.33	$0.25	$1.00	$0.62

Weighted average shares outstanding
Basic	96,853	94,327	96,361	92,757
Diluted	99,674	99,594	99,521	97,979

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	Mar. 31, 2010	Mar. 31, 2009
Cash flows from operating activities:
Net income	$99,053	$60,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,292	7,010
Loss on disposition of assets	367	52
Share-based compensation expense	16,973	18,188
Bad debt expense	13,737	12,140
(Gain) loss on sale of marketable investment securities	(161)	1,986
Changes in operating assets and liabilities:
Prepaid expenses	1,084	332
Trade accounts receivable	(17,238)	(18,950)
Other receivables	(591)	564
Accounts payable	(7,151)	(13,458)
Accrued liabilities	(2,801)	(21,751)
Deferred revenue	—	(1,975)

Net cash provided by operating activities	108,564	45,113

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(7,068)	(5,350)
Purchase of other assets	(100)	(2,100)
Sale of intellectual property	300	—
Purchases of marketable investment securities	(331,041)	(216,667)
Proceeds from sales of and maturities of marketable investment securities	249,270	63,739

Net cash used in investing activities	(88,639)	(160,378)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	18,714	78,216

Net cash provided by financing activities	18,714	78,216

Net increase (decrease) in cash and cash equivalents	38,639	(37,049)
Cash and cash equivalents at beginning of period	63,510	237,734

Cash and cash equivalents at end of period	$102,149	$200,685

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Myriad Genetics Laboratories, Inc., Myriad Therapeutics, Inc. and through June 30, 2009, Myriad Pharmaceuticals, Inc. (“MPI”). The financial statements presented herein reflect the spin-off of MPI on June 30, 2009 as a discontinued operation (see Note 8). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Operating results for the three and nine months ended March 31, 2010 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on its financial statements.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2010 and June 30, 2009 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At March 31, 2010:
Cash equivalents	$78,746	$—	$—	$78,746
Available-for-sale:
Corporate bonds and notes	290,793	1,368	(101)	292,060
Federal agency issues	114,986	127	(29)	115,084
Auction rate securities	2,100	—	(210)	1,890

Total	$486,625	$1,495	$(340)	$487,780

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2009:
Cash equivalents	$32,843	$—	$—	$32,843
Available-for-sale:
Corporate bonds and notes	213,187	2,331	(58)	215,460
Federal agency issues	110,660	705	0	111,365
Auction rate securities	2,100	—	(210)	1,890

Total	$358,790	$3,036	$(268)	$361,558

Maturities of debt securities classified as available for sale are as follows at March 31, 2010 (in thousands):

	Amortized cost	Estimated fair value
Cash equivalents	$78,746	$78,746
Available-for-sale:
Due within one year	295,570	296,500
Due after one year through three years	110,209	110,644
Due after three years	2,100	1,890

	$486,625	$487,780

(3)	Share-Based Compensation

In 2003, the Company adopted and the shareholders approved the 2003 Employee, Director and Consultant Stock Option Plan, as amended most recently in November 2009 (the “2003 Plan”), under which 18.8 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which were reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan. As of March 31, 2010, approximately 2.3 million shares represented by options that remain outstanding under the 2002 Plan will transfer to the 2003 Plan if they are cancelled or expire without delivery of the shares of stock by the Company.

The number of shares, terms, and vesting period are determined by the compensation committee of the board of directors on an option-by-option basis. Options generally vest ratably over four years and expire ten years from the date of grant. Options are granted to members of the board of directors under the terms of the 2003 Plan and vest on the first anniversary of the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. During the three and nine months ended March 31, 2010, the Company granted approximately 1,207,060 and 2,680,880 options under the 2003 Plan, respectively. The Company also has an Employee Stock Purchase Plan under which a maximum of 2,000,000 shares of common stock may be purchased by eligible employees. Any shares are issued twice yearly at the end of each six month offering period. During the three and nine months ended March 31, 2010, the Company issued zero and 46,597 shares of common stock under the Employee Stock Purchase Plan.

Employee stock-based compensation expense recognized was allocated as follows (in thousands):

	Three months ended Mar. 31,		Nine months ended Mar. 31,
	2010	2009	2010	2009

Molecular diagnostic cost of revenue	$255	$289	$740	$597
Research and development expense	923	840	2,793	2,256
Selling, general, and administrative expense	3,799	3,513	13,440	8,941
Discontinued operations	—	2,329	—	6,394

Total share-based compensation expense	$4,977	$6,971	$16,973	$18,188

During the three and nine months ended March 31, 2010, 987,520 and 1,282,225 stock options were exercised at a weighted average exercise price of $8.50 and $9.60, respectively. As of March 31, 2010, there was approximately $51.1 million of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.7 years.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period.

(4)	Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	Three months ended Mar. 31,		Nine months ended Mar. 31,
(In thousands)	2010	2009	2010	2009
Net income	$33,251	$25,318	$99,053	$60,975
Unrealized gain (loss) on available-for-sale securities	(699)	210	(1,613)	893
Comprehensive income	$32,552	$25,528	$97,440	$61,868

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an antidilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and nine months ended March 31, 2010 and 2009.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations (in thousands):

	Three months ended Mar. 31,		Nine months ended Mar. 31,
	2010	2009	2010	2009
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	96,853	94,327	96,361	92,757
Effect of dilutive stock options	2,821	5,267	3,160	5,222

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	99,674	99,594	99,521	97,979

For the three and nine months ended March 31, 2010, there were outstanding potential common equivalent shares of 6,722,598 and 5,845,628, compared to 2,848,763 and 2,701,918 in the same period in 2009, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

(6)	Segment and Related Information

The Company’s business units from continuing operations have been aggregated into two reportable segments: (i) genetics and (ii) molecular diagnostics. The genetics segment is focused on the discovery of genes related to major common diseases and includes corporate services such as finance, human resources, legal, and information technology. The molecular diagnostics segment provides testing to assess an individuals’ risk for developing disease as well as testing to identify a patient’s likelihood of responding to drug therapy and to help guide a patients dosing to ensure optimal treatment.

On June 30, 2009, the Company spun-off its research and drug development businesses to MPI. The results from the former research and drug development businesses are reflected as discontinued operations for periods prior to that date in the Condensed Consolidated Statements of Operations (see Notes 1 and 8).

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Genetics	Molecular diagnostics	Total
Three months ended Mar. 31, 2010:
Revenue	$—	$90,830	$90,830
Depreciation and amortization	588	1,191	1,779
Segment operating income (loss) from continuing operations	(10,768)	43,993	33,225

Three months ended Mar. 31, 2009:
Revenue	—	86,531	86,531
Depreciation and amortization	583	1,138	1,721
Segment operating income (loss) from continuing operations	(10,757)	46,017	35,260

Nine months ended Mar. 31, 2010:
Revenue	—	268,720	268,720
Depreciation and amortization	1,645	3,647	5,292
Segment operating income (loss) from continuing operations	(32,459)	129,919	97,460

Nine months ended Mar. 31, 2009:
Revenue	—	240,449	240,449
Depreciation and amortization	1,762	3,166	4,928
Segment operating income (loss) from continuing operations	(29,054)	121,021	91,967

	Three months ended Mar. 31,		Nine months ended Mar. 31,
(In thousands)	2010	2009	2010	2009
Total operating income for reportable segments	$33,225	$35,260	$97,460	$91,967
Interest income	1,232	2,946	4,676	9,817
Other	23	(33)	94	(2,038)
Income tax provision	1,229	(94)	3,177	193

Net income from continuing operations	$33,251	$38,267	$99,053	$99,553

(7)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of our financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of our financial assets that the Company re-measured at March 31, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total
Money market funds (a)	$38,740	$—	$—	$38,740
Corporate bonds and notes	—	302,068	—	302,068
Federal agency issues	—	145,082	—	145,082
Auction rate securities	—	—	1,890	1,890

Total	$38,740	$447,150	$1,890	$487,780

(a)	Money market funds are primarily comprised of government and agency obligations and accrued interest

Our Level 1 assets include cash and money market instruments. Level 2 assets consist of our marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and euro bonds. As of March 31, 2010, the Company held $1.9 million of investments which were measured using unobservable (Level 3) inputs. These investments represent less than 1% of our investments portfolio and were classified as Level 3 assets as of March 31, 2010. Our Level 3 assets consist of auction rate securities and the value is determined based on valuations which approximate fair value. As of March 31, 2010, the Company believes the unrealized losses in the auction rate securities are temporary and it is more likely than not that the Company will not sell nor will it be required to sell the securities prior to maturity or recovery of the par value. As a result, the Company has recorded the unrealized losses in other comprehensive income in the accompanying condensed consolidated balance sheet. There were no changes in the composition or estimated fair value of our Level 3 financial assets, which are measured at fair value on a periodic basis, for the period ended March 31, 2010.

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

	Three Months ended Mar. 31,		Nine Months ended Mar. 31,
	2010	2009	2010	2009
Research and other revenues (1)	$—	$956	$—	$5,064
Operating expenses (2)	—	(13,905)	—	(43,642)

Total loss from discontinued operations	$—	$(12,949)	$—	$(38,578)

(1)	Research revenue from discontinued operations includes revenue from research collaboration agreements, milestone payments, and technology licensing agreements.
(2)	Operating expenses from discontinued operations include costs associated with the development of clinical drug candidates and costs associated with the discontinuance of the Company’s former Alzheimer’s disease drug candidate.

(9)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

(10)	Income Taxes

The Company’s income tax expense from continuing operations for the three and nine months ended March 31, 2010 was $1,229,000 and $3,177,000, respectively, compared to income tax benefit of $94,000 and income tax expense of $193,000 for the same three and nine months ended March 31, 2009. Income tax expense represents the Company’s estimated alternative minimum tax and state tax liabilities.

(11)	Subsequent Event

On May 4, 2010, the Company announced that its board of directors authorized the repurchase of $100 million of the Company’s outstanding common stock. The Company expects to complete the share repurchase on or before December 31, 2010.

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

To date we have launched eight commercial molecular diagnostic products, including four predictive medicine, three personalized medicine products, and one prognostic medicine product. We market these products through our own 300-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries for some of our molecular diagnostic products. Molecular diagnostic revenue was $90.8 million and $268.7 million for the three and nine months ended March 31, 2010, an increase of 5% and 12% over revenues of $86.5 million and $240.4 million for the same periods in the prior year. We launched our first molecular diagnostic product, BRACAnalysis®, in November 1996, and sales of BRACAnalysis account for most of our molecular diagnostic revenues.

The eight commercial molecular diagnostic products that we have launched to date are:

•	BRACAnalysis®, our predictive medicine product for hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine product for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine product for hereditary colon cancer;

•	MELARIS®, our predictive medicine product for hereditary melanoma;

•	Theraguide® 5-FU, our personalized medicine product for chemotherapy toxicity to 5-FU;

•	Prezeon™, our personalized medicine product to assess PTEN status for disease progression and drug response;

•	OnDose™, our personalized medicine product to measure chemotherapy exposure to 5-FU; and

•	Prolaris™, our prognostic medicine product for prostate cancer.

During the three and nine months ended March 31, 2010, we devoted substantially all of our resources to supporting our molecular diagnostic products, as well as to the research and development of future molecular diagnostic product candidates. We are developing and intend to launch our ninth molecular diagnostic product for the genetic predisposition of pancreatic cancer in the second half of calendar 2010. We have two reportable operating segments—genetics and molecular diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments. Our revenues consist entirely of sales of our molecular diagnostic products.

We incurred research and development expenses from continuing operations of $5.9 million and $16.6 million for the three and nine months ended March 31, 2010, compared to $4.5 million and $13.5 million for the three and nine months ended March 31, 2009. Our research and development expenses include costs incurred in maintaining and improving our eight current molecular diagnostic products and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic product candidates. Our sales and marketing expenses and general and administrative expenses include costs associated with building our molecular diagnostic business. We expect that these costs will fluctuate from quarter to quarter and that such fluctuations may be substantial.

For the three and nine months ended March 31, 2010, we had net income of $33.3 million and $99.1 million compared to $25.3 million and $61.0 million for three and nine months ended March 31, 2009. As of March 31, 2010, we had an accumulated deficit of $20.9 million.

On May 4, 2010, we announced that our board of directors authorized the repurchase of $100 million of the Company’s outstanding common stock. We expect to complete the share repurchase on or before December 31, 2010.

On June 30, 2009, we spun off from our main molecular diagnostic business our research and drug development businesses by transferring our research and drug development businesses along with $188.0 million of cash and marketable securities into our then wholly-owned subsidiary, Myriad Pharmaceuticals, Inc. (“MPI”). All outstanding shares of MPI were then distributed to our stockholders as a pro-rata, tax-free dividend on June 30, 2009 by issuing one share of MPI common stock for every four shares of our common stock to stockholders of record on June 17, 2009. The separation resulted in MPI operating as an independent entity with its own publicly-traded stock. The results of operations for the former research and drug development activities conducted by us and by MPI until June 30, 2009 are included as part of this report for the periods prior to that date as discontinued operations. We do not have any ownership in MPI subsequent to the separation.

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

As of March 31, 2010 and June 30, 2009, if a hypothetical ten percent increase in our allowance for doubtful accounts were to occur, this would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $440,000 and $385,000, respectively.

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

Our deferred tax assets are currently offset by a full valuation allowance. The determination of the amount and extent of the valuation allowance offsetting our deferred tax assets requires a substantial degree of judgment. If we continue to experience positive trends in operating results, this valuation allowance could reverse in part or in full in the near term based on whether or not, in our judgment, it becomes more likely than not that the underlying deferred tax assets will be realized.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Molecular diagnostic revenue for the three months ended March 31, 2010 was $90.8 million, compared to $86.5 million for the same three months in 2009. This 5% increase in our revenue is primarily attributable to increased testing volume. Increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and increased testing volumes due to market penetration. During the three months ended March 31, 2010, we have maintained an ongoing direct-to-consumer (“DTC”) marketing campaign in strategic southern and midwestern states to increase our market penetration for BRACAnalysis. Through these efforts we are attempting to broaden utilization of BRACAnalysis with current physician customers and increase the number of new physician customers prescribing our products. We believe these efforts may allow us to continue to grow molecular diagnostic revenue in future periods; however, the markets in which we operate are still experiencing high unemployment and other economic challenges. We believe that there continues to be a negative impact on our revenue growth due to these difficult economic conditions. In addition, because BRACAnalysis and most of our molecular diagnostic products are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic products in order to continue to generate revenue. Therefore, there can be no assurance that molecular diagnostic revenue will continue to increase at historical rates or at all.

Molecular diagnostic cost of revenue for the three months ended March 31, 2010 was $10.9 million, compared to $11.2 million for the same three months in 2009. This 3% decrease in molecular diagnostic cost of revenue despite a 5% increase in revenue from our molecular diagnostic products is primarily due to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Our gross profit margin was 88% for the three months ended March 31, 2010 compared to 87% for the same three months in 2009. Our gross profit margins may fluctuate from quarter to quarter based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase or remain at current levels.

Research and development expenses from continuing operations are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs for molecular diagnostic products in development, and equipment and facility costs. Research and development expenses from continuing operations incurred during the three months ended March 31, 2010 were $5.9 million compared to $4.5 million for same three months in 2009. This increase of 30% was primarily due to increased research and development associated with clinical studies to support our existing molecular diagnostic products, internal molecular diagnostic product discovery and development and clinical studies undertaken to support our existing products. We expect our research and development expenses will increase over the next several years as we work to develop our product pipeline and expand our offerings of molecular diagnostic products.

Selling, general and administrative expenses for continuing operations consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended March 31, 2010 were $40.8 million, compared to $35.5 million for the same three months in 2009. The increase in selling, general and administrative expense of 15% was due primarily to:

•

increase in sales and marketing expense of approximately $4.3 million to support the continued expansion of our Ob/Gyn sales, DTC campaign in strategic southern and midwestern states, and other marketing initiatives;

•	general increase in administrative costs of approximately $0.7 million to support the 5% growth in our molecular diagnostic revenues; and

•	increase in share-based compensation expense of approximately $0.3 million.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches and our efforts in support of our existing molecular diagnostic products.

Interest income for the three months ended March 31, 2010 was $1.2 million, compared to $2.9 million for the same three months in 2009, a decrease of 58%. The decrease was due primarily to lower interest rates during the 2010 period and the contribution of approximately $188 million of cash and marketable securities to MPI on June 30, 2009.

The tax expense of approximately $1.2 million for the three months ended March 31, 2010 represents our estimated alternative minimum tax and state tax expense.

Results of Operations for the Nine Months Ended March 31, 2010 and 2009

Molecular diagnostic revenue for the nine months ended March 31, 2010 was $268.7 million, compared to $240.4 million for the same nine months in 2009. This 12% increase in our revenue is primarily attributable to increased testing volume. During the nine months ended March 31, 2010, we initiated a DTC marketing campaigns in strategic midwestern states, and continued DTC marketing campaign in strategic southern states to increase our market penetration for BRACAnalysis in primarily the Ob/Gyn market. We believe these efforts may allow us to continue to grow molecular diagnostic revenue in future periods; however, the markets in which we operate are still experiencing high unemployment and other economic challenges. We believe that there continues to be a negative impact on our revenue growth due to these difficult economic conditions. There can be no assurance that molecular diagnostic revenue will continue to increase at historical rates or at all.

Molecular diagnostic cost of revenue for the nine months ended March 31, 2010 was $33.0 million, compared to $32.1 million for the same nine months in 2009. This increase of 3% in molecular diagnostic cost of revenue is primarily due to the 12% increase in revenue from our molecular diagnostic products, partially offset by technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Our gross profit margin was 88% for the nine months ended March 31, 2010, compared to 87% for the same nine months in 2009. Our gross profit margins may fluctuate from period to period based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory. There can be no assurance that molecular diagnostic gross profit margins will continue to increase or remain at current levels.

Research and development expenses from continuing operations incurred during the nine months ended March 31, 2010 were $16.6 million compared to $13.5 million for same nine months in 2009. This increase of 23% was primarily due to increased research and development associated with clinical studies to support our existing molecular diagnostic products and internal molecular diagnostic product discovery and development. We expect our research and development expenses will increase over the next several years as we work to develop our product pipeline and expand our offerings of molecular diagnostic products.

Selling, general and administrative expenses for the nine months ended March 31, 2010 were $121.6 million, compared to $102.9 million for the same nine months in 2009. The 18% increase in selling, general and administrative expense was due primarily to:

•

increase in sales and marketing expense of approximately $11.1 million to support the continued expansion of our Ob/Gyn sales, DTC campaign in strategic southern midwestern states, and other marketing initiatives;

•	increase in share-based compensation expense of approximately $4.5 million;

•	general increase in administrative costs of approximately $1.6 million to support the 12% growth in our molecular diagnostic revenues; and

•	increase in bad debt expense of approximately $1.5 million that resulted from growth in our molecular diagnostic sales and an increase in our bad debt allowance.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches and our efforts in support of our existing molecular diagnostic products.

Interest income for the nine months ended March 31, 2010 was $4.7 million, compared to $9.8 million for the same nine months in 2009, a decrease of 52%. The decrease was due primarily to lower interest rates during the period and the contribution of approximately $188 million in cash and marketable securities to MPI on June 30, 2009. Other income for the nine months ended March 31, 2010 was $0.1 million, compared to other expense of $2.0 million for the same nine months in 2009. The decrease was due to an other-than-temporary impairment in 2008 on marketable investment securities from our holding of Lehman Brothers Holdings, Inc. (“Lehman”) bonds. Due to Lehman’s bankruptcy filing in 2008 we determined that our investment in certain Lehman bonds was impaired.

The tax expense of approximately $3.2 million for the nine months ended March 31, 2010 represents our estimated alternative minimum tax and state tax expense.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $119.0 million, or 30%, from $392.2 million at June 30, 2009 to $511.2 million at March 31, 2010. This increase is primarily attributable to cash generated from sales of our molecular diagnostic products. This increase was partially offset by expenditures for our internal research and development programs, purchase of capital assets, sales and marketing expense for our molecular diagnostic products, and other expenditures incurred in the ordinary course of business.

Net cash provided by operating activities was $108.6 million during the nine months ended March 31, 2010, compared to $45.1 million provided by operating activities during the same nine months in 2009. Trade accounts receivable increased $17.2 million (excluding bad debt write-offs/reserves) between June 30, 2009 and March 31, 2010, primarily due to increases in molecular diagnostic sales. Prepaid expenses decreased $1.1 million due to utilization of previously paid sales and marketing efforts associated with our midwest and southern DTC campaigns. Accrued liabilities and accounts payable decreased by $7.2 million and $2.8 million, respectively, between June 30, 2009 and March 31, 2010, primarily due to payments made of accounts payable related to our discontinued operations following the spin-off of our former research and drug development businesses to MPI on June 30, 2009.

Our investing activities used cash of $88.6 million during the nine months ended March 31, 2010 and $160.4 million during the same nine months in 2009. Investing activities were comprised primarily of purchases and maturities of marketable investment securities. Capital expenditures for equipment and facilities were $7.1 million during the nine months ended March 31, 2010.

Financing activities provided cash of $18.7 million during the nine months ended March 31, 2010 and provided cash of $78.2 million in the same nine months in 2009. Cash generated from financing activities was provided by the exercise of stock options and sales of our shares under our Employee Stock Purchase Plan, which were lower in 2010 than 2009.

We believe that with our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic products, we will have adequate funds to maintain our current and planned operations for the foreseeable future, although no assurance can be given that changes will not occur that would consume available capital resources and we may need or want to raise additional financing. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	termination of the licenses underlying our molecular diagnostic products or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	the costs and expenses incurred in supporting our existing molecular diagnostic products;

•	the progress, results and cost of developing and launching additional molecular diagnostic products for our molecular diagnostic business;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in intellectual property laws of our patents or enforcement in the United States and foreign countries;

•	changes in structure of the healthcare system or healthcare payment systems; and

•	the impact of current economic conditions and job loss resulting in fewer doctor visits and loss of employer provided insurance coverage.

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

Our investments consist of securities of various types and maturities of three years or less, with an average maturity of 12 months. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income/loss. Realized gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

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

As previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, we are a defendant in a lawsuit brought by the Association for Molecular Pathology, et al. (the “Plaintiffs”) on May 12, 2009 in the United States District Court for the Southern District of New York (the “Court”) before Judge Robert W. Sweet. The Plaintiffs sought a declaratory ruling that 15 claims of seven patents relating to the BRCA1 and BRCA2 genes, which patents are exclusively licensed to us, are invalid and unenforceable, and enjoining us (and the other defendants) from taking any actions to enforce these claims of these patents. The 15 claims at issue in the lawsuit are part of the intellectual property relating to our BRACAnalysis predictive medicine product for breast and ovarian cancer. Apart from the 15 claims being challenged in this lawsuit, there are 164 separate claims under these seven patents, along with 16 other issued U.S. patents, which also cover the intellectual property utilized in, or related to, our BRACAnalysis predictive medicine product for breast and ovarian cancer which are not subject to this lawsuit. On April 19, 2010, Judge Sweet entered a judgment in this lawsuit ruling that these 15 claims at issue are invalid. Myriad intends to appeal the Court’s decision to the Court of Appeals for the Federal Circuit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

10.1$@	Form of Executive Retention Agreement

10.2$@	Form of Amendment to Form of Executive Retention Agreement

10.3$	Resignation Agreement between Myriad Genetics, Inc. and Gregory C. Critchfield dated February 1, 2010 (previously filed and incorporated herein by reference from the Current Report on Form 8-K filed on February 2, 2010).

10.4	Amendment to Lease Agreement, dated February 12, 2010, between Myriad Genetics, Inc. and Boyer Research Park Associates IX, L.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

$	Management contract or compensatory plan or arrangement.
@	The agreements with these executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 5, 2010	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: May 5, 2010	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)