Form 10-Q
period 2010-09-30
MYRIAD GENETICS INC
filed 2010-11-03
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010 the registrant had 92,383,931 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	Sep. 30, 2010	Jun. 30, 2010
Assets
Current assets:
Cash and cash equivalents	$123,305	$92,840
Marketable investment securities	305,033	310,388
Prepaid expenses	5,000	4,054
Trade accounts receivable, less allowance for doubtful accounts of $4,200 at Sep. 30, 2010 and $4,400 at Jun. 30, 2010	43,829	47,801
Deferred taxes	14,293	18,560
Other receivables	387	333

Total current assets	491,847	473,976

Equipment and leasehold improvements:
Equipment	50,900	48,941
Leasehold improvements	16,332	16,332

	67,232	65,273
Less accumulated depreciation	43,689	42,012

Net equipment and leasehold improvements	23,543	23,261

Long-term marketable investment securities	80,064	85,154
Long-term deferred taxes	13,416	9,404
Other assets	1,972	2,052

Total assets	$610,842	$593,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,242	$8,870
Accrued liabilities	23,689	18,596

Total current liabilities	30,931	27,466

Unrecognized tax benefits	8,800	8,800

Total liabilities	39,731	36,266

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Sep. 30, 2010 and Jun. 30, 2010, issued and outstanding 92,355 at Sep. 30, 2010 and 94,046 at Jun. 30, 2010	924	940
Additional paid-in capital	573,683	566,967
Accumulated other comprehensive income	262	139
Accumulated deficit	(3,758)	(10,465)

Total stockholders’ equity	571,111	557,581

	$610,842	$593,847

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands, except per share amounts)	Sep. 30, 2010	Sep. 30, 2009
Revenue	$91,858	$85,122
Costs and expenses:
Cost of revenue	11,011	11,062
Research and development expense	5,762	5,676
Selling, general, and administrative expense	39,494	38,672

Total costs and expenses	56,267	55,410

Operating income	35,591	29,712
Other income (expense):
Interest income	721	1,913
Other	(134)	(215)

Total other income	587	1,698
Income before income taxes	36,178	31,410
Income tax provision	13,640	968

Net income	$22,538	$30,442

Earnings per share:
Basic	$0.24	$0.32
Diluted	$0.24	$0.31
Weighted average shares outstanding
Basic	93,263	95,970
Diluted	94,734	99,492

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	Sep. 30, 2010	Sep. 30, 2009
Cash flows from operating activities:
Net income	$22,538	$30,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,757	1,779
Loss on disposition of assets	—	288
Share-based compensation expense	6,373	5,378
Bad debt expense	4,360	4,421
Deferred income taxes	12,538	—
Unrecognized tax benefits	(467)	—
Excess tax benefit from stock-based compensation	(12,358)	—
(Gain) loss on sale of marketable investment securities	10	(73)
Changes in operating assets and liabilities:
Prepaid expenses	(946)	(3,918)
Trade accounts receivable	(388)	(3,540)
Other receivables	(54)	(420)
Accounts payable	(1,628)	(6,529)
Accrued liabilities	(2,439)	(4,647)

Net cash provided by operating activities	29,296	23,181

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(1,959)	(1,577)
Purchases of marketable investment securities	(47,519)	(55,168)
Proceeds from sales and maturities of marketable investment securities	66,151	58,057

Net cash provided by investing activities	16,673	1,312

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	744	3,193
Excess tax benefit from stock-based compensation	12,358	—
Repurchase and retirement of common stock	(28,606)	—

Net cash (used in) provided by financing activities	(15,504)	3,193

Net increase in cash and cash equivalents	30,465	27,686
Cash and cash equivalents at beginning of period	92,840	63,510

Cash and cash equivalents at end of period	$123,305	$91,196

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Myriad Genetics Laboratories, Inc. and Myriad Therapeutics, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. Operating results for the three months ended September 30, 2010 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2010 and June 30, 2010 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At September 30, 2010:
Cash and cash equivalents:
Cash	$34,425	$—	$—	$34,425
Cash equivalents	88,880	—	—	88,880

Total cash and cash equivalents	123,305	—	—	123,305

Available-for-sale:
Corporate bonds and notes	223,663	540	(105)	224,098
Federal agency issues	159,512	143	(6)	159,649
Auction rate securities	1,500	—	(150)	1,350

Total	$507,980	$683	$(261)	$508,402

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2010:
Cash and cash equivalents:
Cash	$23,314	$—	$—	$23,314
Cash equivalents	69,525	1	—	69,526

Total cash and cash equivalents	92,839	1	—	92,840

Available-for-sale:
Corporate bonds and notes	272,371	658	(339)	272,690
Federal agency issues	121,448	55	(1)	121,502
Auction rate securities	1,500	—	(150)	1,350

Total	$488,158	$714	$(490)	$488,382

Maturities of debt securities classified as available-for-sale are as follows at September 30, 2010 (in thousands):

	Amortized cost	Estimated fair value
Cash equivalents	$88,880	$88,880
Available-for-sale:
Due within one year	304,617	305,033
Due after one year through three years	78,558	78,714
Due after three years	1,500	1,350

	$473,555	$473,977

(3)	Share-Based Compensation

In 2003, the Company adopted and the shareholders approved the 2003 Employee, Director and Consultant Stock Option Plan, as amended most recently in November 2009 (the “2003 Plan”), under which 18.8 million shares of common stock have been reserved for issuance upon the exercise of options that the Company grants from time to time. Additional shares represented by options previously granted under the Company’s 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”) which are canceled or expire after the date of stockholder approval of the 2003 Plan without delivery of shares of stock by the Company and any shares which were reserved but not granted under the 2002 Plan as of the date of stockholder approval of the 2003 Plan are available for grant under the 2003 Plan. As of September 30, 2010, approximately 2.0 million shares represented by options that remain outstanding under the 2002 Plan will transfer to the 2003 Plan if they are cancelled or expire without delivery of the shares of stock by the Company.

The number of shares, terms, and vesting period are determined by the compensation committee of the board of directors on an option-by-option basis. Options generally vest ratably over four years and expire ten years from the date of grant. Options are granted to members of the board of directors under the terms of the 2003 Plan and vest on the first anniversary of the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. During the three months ended September 30, 2010, the Company granted approximately 1.4 million options under the 2003 Plan. The Company also has an Employee Stock Purchase Plan under which 2.0 million shares of common stock have been authorized and, as September 30, 2010, approximately 0.4 million shares are available for purchase by eligible employees. Any shares are issued twice yearly at the end of each six month offering period. During the three months ended September 30, 2010, the Company issued no shares of common stock under the Employee Stock Purchase Plan.

Share-based compensation expense recognized and included in the consolidated statements of operations was allocated as follows (in thousands):

	Three months ended Sep. 30,
	2010	2009
Molecular diagnostic cost of revenue	$298	$219
Research and development expense	1,050	906
Selling, general, and administrative expense	5,025	4,253

Total share-based compensation expense	$6,373	$5,378

During the three months ended September 30, 2010, 70,912 stock options were exercised at a weighted average exercise price of $10.50. As of September 30, 2010, there was approximately $37.5 million of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.6 years.

(4)	Stockholders’ Equity

Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	Three months ended Sep. 30,
(In thousands)	2010	2009
Net income	$22,538	$30,442
Unrealized gain (loss) on available-for-sale securities, net of tax	123	(96)

Comprehensive income	$22,661	$30,346

Stock Repurchase Program

On May 3, 2010, the Company’s board of directors authorized the repurchase of $100 million of the Company’s outstanding common stock. On August 30, 2010, the Company’s board of directors authorized the repurchase of an additional $100 million of the Company’s outstanding common stock. During the period ended September 30, 2010, the Company repurchased and retired approximately 1.8 million shares of its common stock under the original share repurchase program completing the original repurchase of $100 million and retiring and accumulated 5.7 million shares. No shares have been repurchased under the second authorization. The Company expects to complete the share repurchase program on or before June 30, 2011. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases the Company reduced common stock and additional paid-in capital by an aggregate of $12.8 million and charged $15.8 million to retained earnings for the period ended September 30, 2010.

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an antidilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three months ended September 30, 2010 and 2009.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations (in thousands):

	Three months ended Sep. 30,
	2010	2009
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	93,263	95,970
Effect of dilutive stock options	1,471	3,522

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	94,734	99,492

For the three months ended September 30, 2010, there were outstanding potential common equivalent shares of 9,256,113, compared to 4,453,927 in the same period in 2009, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

(6)	Segment and Related Information

The Company’s business units from continuing operations have been aggregated into two reportable segments: (i) genetics and (ii) molecular diagnostics. The genetics segment is focused on the discovery of genes related to major common diseases and includes corporate services such as finance, human resources, legal, and information technology. The molecular diagnostics segment provides testing to determine predispositions to common diseases.

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Genetics	Molecular diagnostics	Total
Three months ended Sep. 30, 2010:
Revenue	$—	$91,858	$91,858
Depreciation and amortization	485	1,272	1,757
Segment operating income (loss)	(11,400)	46,991	35,591

Three months ended Sep. 30, 2009:
Revenue	$—	$85,122	$85,122
Depreciation and amortization	526	1,253	1,779
Segment operating income (loss)	(10,838)	40,550	29,712

	Three months ended Sep. 30,
(In thousands)	2010	2009
Total operating income for reportable segments	$35,591	$29,712
Interest income	721	1,913
Other	(134)	(215)
Income tax provision	13,640	968

Net income	$22,538	$30,442

(7)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of our financial assets that the Company re-measured:

	Level 1	Level 2	Level 3	Total
(In thousands)
at September 30, 2010

Money market funds (a)	$29,582	$—	$—	$29,582
Corporate bonds and notes	—	283,396	—	283,396
Federal agency issues	—	159,649	—	159,649
Auction rate securities	—	—	1,350	1,350

Total	$29,582	$443,045	$1,350	$473,977

	Level 1	Level 2	Level 3	Total
(In thousands)
at June 30, 2010

Money market funds (a)	$29,929	$—	$—	$29,929
Corporate bonds and notes	—	296,987	—	296,987
Federal agency issues	—	136,802	—	136,802
Auction rate securities	—	—	1,350	1,350

Total	$29,929	$433,789	$1,350	$465,068

(a)	Money market funds are primarily comprised of government and agency obligations and accrued interest

As of September 30, 2010, the Company held $1.4 million of investments which were measured using unobservable (Level 3) inputs. These investments represent less than 1% of our investments portfolio and were classified as Level 3 assets as of September 30, 2010. Our Level 3 assets consist of auction rate securities and the value is determined based on market quotes of comparable securities. There were no changes in the composition or estimated fair value of our Level 3 financial assets, which are measured at fair value on a periodic basis, for the period ended September 30, 2010.

(8)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

(9)	Income Taxes

In order to determine the Company’s quarterly provision for income taxes, it used an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense for the three months ended September 30, 2010 was $13.6 million, or approximately 38% of pre-tax income compared to $1.0 million income tax expense for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2010 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses.

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

We offer eight commercial molecular diagnostic products, including four predictive medicine, three personalized medicine products, and one prognostic medicine product. We market these products through our own 315-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries, although as of September 30, 2010, we have not received material revenues from foreign sales. Revenue was $91.9 million for the three months ended September 30, 2010, an increase of 8% over revenues of $85.1 million for the same period in the prior year.

The eight commercial molecular diagnostic products that we offer are:

•	BRACAnalysis®, our predictive medicine product for hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine product for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine product for hereditary colon cancer;

•	MELARIS®, our predictive medicine product for hereditary melanoma;

•	Theraguide® 5-FU, our personalized medicine product for chemotherapy toxicity to 5-FU;

•	Prezeon™, our personalized medicine product to assess PTEN status for disease progression and drug response;

•	OnDose®, our personalized medicine product to measure chemotherapy exposure to 5-FU; and

•	Prolaris™, our prognostic medicine product for prostate cancer.

Our revenues consist predominately of sales of our molecular diagnostic products. Sales of BRACAnalysis, our product which provide a comprehensive analysis of BRCA1 and BRCA2 genes for assessing a woman’s risk of developing hereditary breast and ovarian cancer, accounted for $80.7 million and $75.3 million or 87.8% and 88.4% of total revenues for the periods ended September 30, 2010 and 2009. Sales of COLARIS and COLARIS AP, our products which provide a comprehensive analysis of MLH1, MSH6, APC and MYH genes for assessing a person’s risk for colorectal cancer or uterine cancer, accounted for $7.1 million and $6.3 million or 7.8% and 7.4% of total revenue for the periods ended September 30, 2010 and 2009. Sales of our other products accounted for of $4.1 million and $3.6 million or 4.4% and 4.2% were generated from our other products which included MELARIS, TheraGuide 5-FU, OnDose, PREZEON, and single site testing as well as a small amount of license revenue during the periods ended September 30, 2010 and 2009.

During the three months ended September 30, 2010, we devoted substantially all of our resources to supporting our molecular diagnostic products, as well as to the research and development of future molecular diagnostic product candidates. We are developing and intend to launch our ninth molecular diagnostic product for the genetic predisposition of pancreatic cancer on or before December 31, 2010. We have two reportable operating segments—genetics and molecular diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

We incurred research and development expenses of $5.8 million and $5.7 million for the three months ended September 30, 2010 and 2009, respectively. Our research and development expenses include costs incurred in maintaining and improving our eight current molecular diagnostic products and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic product candidates. Our sales and marketing expenses and general and administrative expenses include costs associated with building our molecular diagnostic business. We expect that these costs will fluctuate from quarter to quarter and that such fluctuations may be substantial.

For the three months ended September 30, 2010, we had net income of $22.5 million that included income tax expense of $13.6 million compared to net income of $30.4 million from the same period in 2009 that included income tax expense of $1.0 million. The increase in the current period income tax expense was primarily due to the application of our effective tax rate of approximately 38% to earnings as mandated by Accounting Standards Codification (“ASC”) 740 – Income Taxes for companies with consistent profitability. Due to the utilization of net operating loss carryforwards to offset our taxes payable, our actual cash paid for income taxes will be minimal compared to our current income tax expense. In the same period of the previous year, income tax expense was comprised solely of alternative minimum tax and state tax liabilities. As of September 30, 2010, we had an accumulated deficit of $3.8 million.

During the quarter ended September 30, 2010 we completed a share repurchase program of $100 million of our outstanding stock that was authorized by our board of directors in May 2010. On August 30, 2010, we announced that our board of directors authorized the repurchase of an additional $100 million of the Company’s outstanding common stock. We expect to complete the additional $100 million share repurchase on or before June 30, 2011.

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

As of September 30, 2010 and June 30, 2010, if a hypothetical ten percent increase in our allowance for doubtful accounts were to occur, this would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $420,000 and $440,000, respectively.

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

Income Taxes. Our income tax provision is based on income before taxes and is computed using the liability method in accordance with ASC 740 – Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. Those factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of R&D spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes.

Developing our provision for income taxes, including our effective tax rate and analysis of potential uncertain tax positions, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowance we deem necessary to offset deferred tax assets. During the fiscal year ended June 30, 2010, we determined that a valuation allowance was not required for our deferred tax assets because we have established a sufficient history of taxable income from operations. However, if we do not maintain taxable income from operations in future periods, we may increase the valuation allowance for our deferred tax assets and record material adjustments to our income tax expense. Our judgment and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our uncertain income tax positions in our consolidated financial statements, adverse determination by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Interest and penalties on income tax items are included as a component of overall income tax expense.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenue for the three months ended September 30, 2010 was $91.9 million, compared to $85.1 million for the same three months in 2009. This 8% increase in revenue is attributable to approximately 6% in increased testing volume and approximately 2% in price increase. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and patients and increased testing volumes. We are currently executing a public awareness campaign and attempting to increase our market penetration in the U.S. OB/Gyn market. Through these and other efforts we are attempting to broaden utilization of BRAC Analysis, which accounted for approximately 87.8% of our revenues during the quarter, with current physician customers and increase the number of new physician customers prescribing our products. We believe these efforts may allow us to continue to grow molecular diagnostic revenue in future periods; however, the markets in which we operate are still experiencing high unemployment, reduced physician office visits, higher health insurance deductibles, and other economic challenges. We believe that there continues to be a negative impact on our revenue growth due to these difficult economic conditions. In addition, because BRACAnalysis and many of our molecular diagnostic products are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic products in order to continue to generate revenue. Therefore, there can be no assurance that molecular diagnostic revenue will continue to increase at historical rates or at all.

Cost of revenue for the three months ended September 30, 2010 was $11.0 million, compared to $11.1 million for the same three months in 2009. This decrease in molecular diagnostic cost of revenue despite an increase in testing volumes is primarily due to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Our gross profit margin was 88% for the three months ended September 30, 2010 compared to 87% for the same three months in 2009. Our gross profit margins may fluctuate from quarter to quarter based on the introduction of any new molecular diagnostic products, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory. There can be no assurance that gross profit margins will continue to increase or remain at current levels.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs for molecular diagnostic products in development, and equipment and facility costs. Research and development expenses incurred during the three months ended September 30, 2010 were $5.8 million compared to $5.7 million for same three months in 2009. This increase of 2% was primarily due to increased research and development associated with clinical studies to support our existing molecular diagnostic products and internal molecular diagnostic product discovery and development. We expect our research and development expenses will increase over the next several years as we work to develop our product pipeline and expand our offerings of molecular diagnostic products.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended September 30, 2010 were $39.5 million, compared to $38.7 million for the same three months in 2009. The increase in selling, general and administrative expense of 2% was due primarily to:

•	increase in share-based compensation expense of approximately $0.8 million;

•	general increase in administrative costs of approximately $0.2 million to support the growth in our revenues; and

•	offset by a decrease in sales and marketing expense of approximately $0.2.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches, such as our launch of our ninth molecular diagnostic product expected to be launched at the end of 2010, and our efforts in support of our existing molecular diagnostic products.

Interest income for the three months ended September 30, 2010 was $0.7 million, compared to $1.9 million for the same three months in 2009, a decrease of 62%. The decrease was due primarily to lower interest rates during the 2010 period.

Income tax expense for the three months ended September 30, 2010 was $13.6 million for an effective rate of approximately 38%, compared to income tax expense of $1.0 million in the 2009 period. Income tax expense for the three months ended September 30, 2009 consisted of alternative minimum tax and state tax liabilities compared to income tax expense for the current quarter that is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2011. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Due to the utilization of net operating loss carryforwards that offset our taxes payable, our current income tax expense will not be indicative of the actual cash paid for income taxes.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $20.0 million, or 4%, from $488.4 million at June 30, 2010 to $508.4 million at September 30, 2010. This increase was attributed to increased sales, partially offset by purchasing $28.6 million worth of stock under our share repurchase program, expenditures for our internal research and development programs, purchase of capital assets, sales and marketing expense for our molecular diagnostic products, and other expenditures incurred in the ordinary course of business.

Net cash provided by operating activities was $29.2 million during the three months ended September 30, 2010, compared to $23.2 million provided by operating activities during the same three months in 2009. Our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization during the period was $8.1 million. Deferred income taxes decreased by $12.5 million between June 30, 2010 and September 30, 2010, primarily due to the utilization of net operating losses to offset income taxes payable. Prepaid expenses increased by $1.0 million due to pre-payment of sales and marketing efforts associated with our current DTC campaign.

Our investing activities provided cash of $16.7 million during the three months ended September 30, 2010 and $1.3 million during the same three months in 2009. Investing activities were comprised primarily of purchases and sales and maturities of marketable investment securities. Capital expenditures for equipment and facilities were $2.0 million during the three months ended September 30, 2010.

Financing activities used cash of $15.5 million during the three months ended September 30, 2010 and provided cash of $3.2 million in the same three months in 2009. Cash utilized in financing activities was primarily due to the purchase of $28.6 million of our common stock through our $100 million share repurchase program authorized in May 2010. The cash used in the share purchase program was partially offset by cash provided by the exercise of stock options and excess tax benefits received from stock based compensation.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic products may decline or will not continue to increase at historical rates; the risk that we may be unable to develop or successfully commercialize additional molecular diagnostic products; the risk that licenses to the technology underlying our molecular diagnostic products and any future products are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over testing in general or our products; risks related to regulatory developments or enforcement in the United States and foreign countries and in particular changes in the structure of healthcare payment systems; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products and services; the risk that we or our licensors may be unable to protect the proprietary technologies underlying our products; the risk of patent-infringement claims; challenges to intellectual property rights underlying our products or changes in intellectual property laws; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2010, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended September 30, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended June  30, 2010, which is incorporated by reference herein.

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

(b)	Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings included in our Annual Report on Form 10-K for the fiscal year ended June  30, 2010.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On May 3, 2010, we announced a plan to repurchase up to $100 million of the Company’s common stock. All purchases of our securities during the quarter ended September 30, 2010 were made pursuant to our plan announced on May 4, 2010 in open market transactions. On August 30, 2010, we announced that our board of directors authorized the repurchase of an additional $100 million of the Company’s outstanding common stock with the intention to complete the additional $100 million repurchase by June 30, 2011. In August 2010, we also repurchased the remaining shares available under the initial $100 million authorization, and we did not repurchase any shares under the additional $100 million authorization during the balance of the quarter. The details of the activity during the first quarter were as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicaly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2010 to August 31, 2010	1,762,098	$16.23	5,702,118	$100,000,000
Total	1,762,098	$16.23	5,702,118	$100,000,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits

10.1$	Non-Employee Director Compensation Policy

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

$	Management contract or compensatory plan or arrangement.
@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 3, 2010	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: November 3, 2010	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)