Form 10-Q
period 2010-12-31
MYRIAD GENETICS INC
filed 2011-02-01
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 28, 2011 the registrant had 89,880,707 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	Dec. 31, 2010	Jun. 30, 2010
Assets
Current assets:
Cash and cash equivalents	$67,669	$92,840
Marketable investment securities	323,630	310,388
Prepaid expenses	3,590	4,054
Trade accounts receivable, less allowance for doubtful accounts of $4,200 at Dec. 31, 2010 and $4,400 at Jun. 30, 2010	40,063	47,801
Deferred taxes	9,524	18,560
Other receivables	336	333

Total current assets	444,812	473,976

Equipment and leasehold improvements:
Equipment	51,875	48,941
Leasehold improvements	16,385	16,332

	68,260	65,273
Less accumulated depreciation	45,355	42,012

Net equipment and leasehold improvements	22,905	23,261

Long-term marketable investment securities	103,106	85,154
Long-term deferred taxes	20,795	9,404
Other assets	1,991	2,052

Total assets	$593,609	$593,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,050	$8,870
Accrued liabilities	16,138	18,596

Total current liabilities	23,188	27,466

Unrecognized tax benefits	9,320	8,800

Total liabilities	32,508	36,266

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Dec. 31, 2010 and Jun. 30, 2010, issued and outstanding 90,138 at Dec. 31, 2010 and 94,046 at Jun. 30, 2010	901	940
Additional paid-in capital	580,762	566,967
Accumulated other comprehensive income	99	139
Accumulated deficit	(20,661)	(10,465)

Total stockholders’ equity	561,101	557,581

	$593,609	$593,847

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2009
Revenue	$100,440	$92,768	$192,298	$177,890
Costs and expenses:
Cost of revenue	12,046	11,083	23,058	22,145
Research and development expense	6,092	5,059	11,853	10,735
Selling, general, and administrative expense	43,716	42,104	83,210	80,776

Total costs and expenses	61,854	58,246	118,121	113,656

Operating income	38,586	34,522	74,177	64,234
Other income (expense):
Interest income	548	1,531	1,269	3,444
Other	(80)	286	(214)	72

Total other income	468	1,817	1,055	3,516
Income before income taxes	39,054	36,339	75,232	67,750
Income tax provision	14,863	980	28,503	1,948

Net income	$24,191	$35,359	$46,729	$65,802

Earnings per share:
Basic	$0.26	$0.37	$0.51	$0.68
Diluted	$0.26	$0.36	$0.50	$0.66
Weighted average shares outstanding
Basic	91,528	96,270	92,395	96,120
Diluted	93,647	99,426	94,178	99,459

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	Dec. 31, 2010	Dec. 31, 2009
Cash flows from operating activities:
Net income	$46,729	$65,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,541	3,514
Loss on disposition of assets	—	65
Share-based compensation expense	12,491	11,996
Bad debt expense	8,549	9,250
Non-cash expense related to in-process research and development technology	1,500	—
Deferred income taxes	25,883	—
Unrecognized tax benefits	(996)	—
Excess tax benefit from share-based compensation	(27,693)	—
(Gain) loss on sale of marketable investment securities	49	(137)
Changes in operating assets and liabilities:
Prepaid expenses	464	(1,938)
Trade accounts receivable	(811)	(13,402)
Other receivables	(3)	216
Accounts payable	(1,820)	(4,774)
Accrued liabilities	(1,462)	(4,684)

Net cash provided by operating activities	66,421	65,908

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(3,024)	(5,920)
Purchase of in-process research and development technology	(1,500)	—
Purchase of other assets	(100)	(100)
Purchases of marketable investment securities	(228,575)	(220,209)
Proceeds from maturities and sales of marketable investment securities	197,267	151,019

Net cash used in investing activities	(35,932)	(75,210)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	7,183	6,223
Excess tax benefit from share-based compensation	27,693	—
Repurchase and retirement of common stock	(90,536)	—

Net cash (used in) provided by financing activities	(55,660)	6,223

Net (decrease) in cash and cash equivalents	(25,171)	(3,079)
Cash and cash equivalents at beginning of period	92,840	63,510

Cash and cash equivalents at end of period	$67,669	$60,431

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Myriad Genetics Laboratories, Inc., and Myriad Therapeutics, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. Operating results for the three and six months ended December 31, 2010 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2010 and June 30, 2010 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At December 31, 2010:
Cash and cash equivalents:
Cash	$28,186	$—	$—	$28,186
Cash equivalents	39,483	—	—	39,483

Total cash and cash equivalents	67,669	—	—	67,669

Available-for-sale:
Corporate bonds and notes	223,026	342	(32)	223,336
Federal agency issues	202,050	91	(91)	202,050
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale	426,576	433	(273)	426,736

Total cash, cash equivalents & available-for-sale	$494,245	$433	$(273)	$494,405

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2010:
Cash and cash equivalents:
Cash	$23,314	$—	$—	$23,314
Cash equivalents	69,525	1	—	69,526

Total cash and cash equivalents	92,839	1	—	92,840

Available-for-sale:
Corporate bonds and notes	272,371	658	(339)	272,690
Federal agency issues	121,448	55	(1)	121,502
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale	395,319	713	(490)	395,542

Total cash, cash equivalents & available-for-sale	$488,158	$714	$(490)	$488,382

Maturities of debt securities classified as available-for-sale are as follows at December 31, 2010 (in thousands):

	Amortized cost	Estimated fair value
Cash equivalents	$39,483	$39,483
Available-for-sale:
Due within one year	323,376	323,630
Due after one year through three years	101,700	101,756
Due after three years	1,500	1,350

	$466,059	$466,219

(3)	Share-Based Compensation

On December 3, 2010, the Company’s shareholders approved the adoption of the 2010 Employee, Director and Consultant Equity Incentive Plan (the “2010 Plan”). The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, and consultants and directors. Under the 2010 Plan, 3.5 million shares of common stock are authorized for issuance. The 2010 Plan also allows for the issuance of shares of common stock that are represented by options outstanding under Company’s 2003 Employee, Director and Consultant Option Plan (the “2003 Plan”) and 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”), both of which have been terminated, that expire or are cancelled without delivery of shares of common stock on or after December 3, 2010, the date of stockholder approval of the 2010 Plan. As of December 31, 2010, approximately 14.6 million shares represented by options that remain outstanding under the 2002 Plan and 2003 Plan will transfer to the 2010 Plan if the options are cancelled or expire without delivery of the shares of stock by the Company.

The number of shares, terms, and vesting period are determined by the Compensation Committee of the Board of Directors for each equity award. Options generally vest ratably over four years and expire ten years from the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. During the three and six months ended December 31, 2010, the Company granted approximately 0.2 million and 1.6 million options, respectively. The Company also has an Employee Stock Purchase Plan under which 2.0 million shares of common stock have been authorized and, as December 31, 2010, approximately 0.3 million shares are available for purchase by eligible employees. Any shares are issued twice yearly at the end of each six month offering period. During the three and six months ended December 31, 2010, the Company issued approximately 74,000 shares of common stock under the Employee Stock Purchase Plan.

Share-based compensation expense recognized and included in the consolidated income statements was allocated as follows (in thousands):

	Three months ended Dec. 31,		Six months ended Dec. 31,
	2010	2009	2010	2009
Molecular diagnostic cost of revenue	$298	$267	$596	$485
Research and development expense	1,012	964	2,062	1,870
Selling, general, and administrative expense	4,807	5,387	9,833	9,641

Total share-based compensation expense	$6,117	$6,618	$12,491	$11,996

During the three and six months ended December 31, 2010, approximately 573,000 and 644,000 stock options were exercised at a weighted average exercise price of $9.26 and $9.40, respectively. As of December 31, 2010, there was approximately $39.7 million of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.4 years.

(4)	Stockholders’ Equity

Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	Three months ended Dec. 31,		Six months ended Dec. 31,
(In thousands)	2010	2009	2010	2009
Net income	$24,191	$35,359	$46,729	$65,802
Unrealized gain (loss) on available-for-sale securities, net of tax	(163)	(817)	(40)	(914)

Comprehensive income	$24,028	$34,542	$46,689	$64,888

Stock Repurchase Program

On May 4, 2010, the Company’s board of directors authorized the repurchase of $100 million of the Company’s outstanding common stock. On August 31, 2010, the Company’s board of directors authorized the repurchase of an additional $100 million of the Company’s outstanding common stock. During the three and six months ended December 31, 2010, the Company repurchased and retired approximately 2.9 million and 4.6 millions shares of its common stock and has repurchased and retired an accumulated 8.6 million shares under the share repurchase programs. As of December 31, 2010, approximately $38.1 million remained available for repurchase under the repurchase programs. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases the Company reduced common stock and additional paid-in capital by an aggregate of $20.8 million and $33.6 million and charged $41.1 million and $56.9 million to retained earnings for the three and six months ended December 31, 2010, respectively.

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an antidilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and six months ended December 31, 2010 and 2009.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations (in thousands):

	Three months ended Dec. 31,		Six months ended Dec. 31,
	2010	2009	2010	2009
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	91,528	96,270	92,395	96,120
Effect of dilutive stock options	2,119	3,156	1,783	3,339

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	93,647	99,426	94,178	99,459

For the three and six months ended December 31, 2010, there were outstanding potential common equivalent shares of 8,174,134 and 8,460,770, compared to 6,272,573 and 5,135,324 in the same period in 2009, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

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

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Genetics	Molecular diagnostics	Total
Three months ended Dec. 31, 2010:
Revenue	$—	$100,440	$100,440
Depreciation and amortization	486	1,298	1,784
Segment operating income (loss)	(11,305)	49,891	38,586
Three months ended Dec. 31, 2009:
Revenue	—	92,768	92,768
Depreciation and amortization	531	1,204	1,735
Segment operating income (loss)	(10,854)	45,376	34,522
Six months ended Dec. 31, 2010:
Revenue	—	192,298	192,298
Depreciation and amortization	971	2,570	3,541
Segment operating income (loss)	(22,704)	96,881	74,177
Six months ended Dec. 31, 2009:
Revenue	$—	$177,890	$177,890
Depreciation and amortization	1,057	2,457	3,514
Segment operating income (loss)	(21,692)	85,926	64,234

	Three months ended Dec. 31,		Six months ended Dec. 31,
(In thousands)	2010	2009	2010	2009
Total operating income for reportable segments	$38,586	$34,522	$74,177	$64,234
Interest income	548	1,531	1,269	3,444
Other	(80)	286	(214)	72
Income tax provision	14,863	980	28,503	1,948

Net income	$24,191	$35,359	$46,729	$65,802

(7)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of our financial assets that the Company re-measured:

(In thousands)	Level 1	Level 2	Level 3	Total
at December 31, 2010
Money market funds (a)	$29,347	$—	$—	$29,347
Corporate bonds and notes	—	231,786	—	231,786
Federal agency issues	—	203,736	—	203,736
Auction rate securities	—	—	1,350	1,350

Total	$29,347	$435,522	$1,350	$466,219

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2010
Money market funds (a)	$29,929	$—	$—	$29,929
Corporate bonds and notes	—	296,987	—	296,987
Federal agency issues	—	136,802	—	136,802
Auction rate securities	—	—	1,350	1,350

Total	$29,929	$433,789	$1,350	$465,068

(a)	Money market funds are primarily comprised of government and agency obligations and accrued interest

As of December 31, 2010, the Company held $1.4 million of investments which were measured using unobservable (Level 3) inputs. These investments represent less than 1% of our investments portfolio and were classified as Level 3 assets as of December 31, 2010. Our Level 3 assets consist of auction rate securities and the value is determined based on market quotes of comparable securities. There were no changes in the composition or estimated fair value of our Level 3 financial assets for the period ended December 31, 2010.

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

Income tax expense for the three and six months ended December 31, 2010 was $14.9 million and $28.5 million, or approximately 38% of pre-tax income compared to $1.0 million and 1.9 million income tax expense for the three and six months ended December 31, 2009. The effective tax rate for the three months ended December 31, 2010 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. Income tax expense for the three and six months ended December 31, 2009 consisted of alternative minimum tax and state tax liabilities.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state tax returns are not currently under examination.

(10)	Asset Acquisition

On December 8, 2010, the Company acquired the proprietary technology for the diagnosis and prognosis of malignant melanoma using genetic markers from Melanoma Diagnostics, Inc. Under the terms of the agreement, the Company purchased various in-process research and development technology and rights for an upfront fee of $1.5 million, which it immediately expensed. The asset purchase acquisition agreement also requires us to pay contingent consideration based upon any future commercial success of the tests derived from the purchased technology.

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

We offer nine commercial molecular diagnostic products, including five predictive medicine products, three personalized medicine products, and a prognostic medicine product. During December 2010 we announced the launched of our ninth molecular diagnostic product, Panexia, a predictive medicine for the genetic predisposition of pancreatic and related cancer. We market these products through our own 315-person sales force in the United States and we have entered into marketing collaborations with other organizations in selected foreign countries, although as of December 31, 2010, we have not received material revenues from foreign sales. We are currently evaluating our plans for future international expansion. Revenue was $100.4 million and $192.3 million for the three and six months ended December 31, 2010, an increase of approximately 8% over revenues of $92.8 and $177.9 million for the same period in the prior year.

The nine commercial molecular diagnostic products that we offer are:

•	BRACAnalysis®, our predictive medicine product for hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine product for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine product for hereditary colon cancer;

•	MELARIS®, our predictive medicine product for hereditary melanoma;

•	Theraguide® 5-FU, our personalized medicine product for chemotherapy toxicity to 5-FU;

•	Prezeon™, our personalized medicine product to assess PTEN status for disease progression and drug response;

•	OnDose®, our personalized medicine product to measure chemotherapy exposure to 5-FU;

•	Prolaris™, our prognostic medicine product for prostate cancer; and

•	Panexia™, our predictive medicine product for pancreatic and related cancer.

Our revenues consist predominately of sales of our molecular diagnostic products. Revenues of our products for the three and six months ended December 31, 2010 and 2009 were as follows:

	Three months ended Dec. 31,		Six months ended Dec. 31,
(In thousands)	2010	2009	2010	2009
Revenues:
BRACAnalysis	$89,186	$82,189	$169,853	$157,471
COLARIS & COLARIS AP	6,997	6,825	14,129	13,089
Other	4,257	3,754	8,316	7,330

Total Revenues	$100,440	$92,768	$192,298	$177,890

Our sales force is focused on two major markets, oncology and women’s health. Sales of products in each market for the three and six months ended December 31, 2010 and 2009 are as follows:

	Three months ended Dec. 31,		Six months ended Dec. 31,
(In thousands)	2010	2009	2010	2009
Revenues:
Oncology	$69,382	$65,966	$135,391	$129,252
Women’s Health	31,003	26,764	56,817	48,572
Other	55	38	90	66

Total Revenues	$100,440	$92,768	$192,298	$177,890

During December 2010, we acquired proprietary technology for the diagnosis and prognosis of malignant melanoma using genetic markers from Melanoma Diagnostics, Inc. The tests that may be developed from the acquired technology may provide physicians with important information in the differential diagnosis of melanoma from otherwise benign moles, and in understanding the aggressiveness of the patient’s disease. Under the agreement, we have the right to commercialize all tests derived from the technology on a worldwide basis in exchange for an upfront payment of $1.5 million and contingent payments based upon the commercial success of the products. The upfront payment was fully expensed as research and development during the quarter ended December 31, 2010.

During the three and six months ended December 31, 2010, we devoted substantially all of our resources to supporting our molecular diagnostic products, as well as to the research and development of future molecular diagnostic product candidates. We are also evaluating our plans for future international expansion. We have two reportable operating segments—genetics and molecular diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

We incurred research and development expenses of $6.1 million and $11.9 million for the three and six months ended December 31, 2010, compared to $5.1 million and $10.7 million for the three and six months ended December 31, 2009. Our research and development expenses include costs incurred in maintaining and improving our nine current molecular diagnostic products and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic product candidates. Our sales and marketing expenses and general and administrative expenses include costs associated with building our molecular diagnostic business. We expect that these costs will fluctuate from quarter to quarter and that such fluctuations may be substantial.

For the three and six months ended December 31, 2010, we had net income of $24.2 million and $46.7 million that included income tax expense of $14.9 million and $28.5 million, compared to net income of $35.4 million and $65.8 million from the same periods in 2009 that included income tax expense of $1.0 million and $1.9 million, respectively. The increase in the current period income tax expense was primarily due to the application of our effective tax rate of approximately 38% to earnings as directed by Accounting Standards Codification (“ASC”) 740 – Income Taxes. Due to the utilization of net operating loss carryforwards to offset our taxes payable, we expect our actual cash paid for income taxes is minimal compared to our current income tax expense. In the same period of the previous year, income tax expense was comprised solely of alternative minimum tax and state tax liabilities.

During the six months ended December 31, 2010 we completed a share repurchase program of $100 million of our outstanding stock that was authorized by our board of directors in May 2010. On August 31, 2010, we announced that our board of directors authorized the repurchase of an additional $100 million of the Company’s outstanding common stock. As of December 31, 2010, approximately $38.1 million remained available for repurchase under our second share repurchase program. We expect to complete the additional $100 million share repurchase on or before June 30, 2011.

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

As of December 31, 2010 and June 30, 2010, if a hypothetical ten percent increase in our allowance for doubtful accounts were to occur, this would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $420,000 and $440,000, respectively.

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

Developing our provision for income taxes, including our effective tax rate and analysis of potential uncertain tax positions, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowance we deem necessary to offset deferred tax assets. During the fourth quarter of the fiscal year ended June 30, 2010, we determined that a valuation allowance was not required for our deferred tax assets because we have established a sufficient history of taxable income from operations. However, if we do not maintain taxable income from operations in future periods, we may increase the valuation allowance for our deferred tax assets and record material adjustments to our income tax expense. Our judgment and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our uncertain income tax positions in our consolidated financial statements, adverse determination by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Interest and penalties on income tax items are included as a component of overall income tax expense.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

Revenue for the three months ended December 31, 2010 was $100.4 million, compared to $92.8 million for the same three months in 2009. This 8% increase in revenue is attributable to approximately 5.4% in increased testing volume and approximately 2.6% in price increases. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and patients and increased testing volumes from our product lines; however, the markets in which we operate are still experiencing high unemployment, reduced physician office visits, higher health insurance deductibles, and other economic challenges. We believe that there continues to be a negative impact on our revenue growth due to these difficult economic conditions. Therefore, there can be no assurance that molecular diagnostic revenue will continue to increase at historical rates or at all.

Cost of revenue for the three months ended December 31, 2010 was $12.0 million, compared to $11.1 million for the same three months in 2009. This increase in molecular diagnostic cost of revenue is primarily due to an increase in testing volumes. Our gross profit margin was 88% for the three months ended December 31, 2010 and 2009. Our gross profit margins may fluctuate from quarter to quarter based on the introduction of any new molecular diagnostic products or the launch or existing products in markets outside the United States, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory and costs with establishing any additional laboratories. There can be no assurance that gross profit margins will continue to increase or remain at current levels.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs for molecular diagnostic products in development, and equipment and facility costs. Research and development expenses incurred during the three months ended December 31, 2010 were $6.1 million compared to $5.1 million for same three months in 2009. This increase of 20% was primarily due to increased research and development associated with clinical studies to support our existing molecular diagnostic products, internal molecular diagnostic product discovery and development, and the purchase of in-process research and development technology. These increases were offset by a decrease in lab supply costs. We expect our research and development expenses will increase over the next several years as we work to develop our product pipeline and expand our offerings of molecular diagnostic products.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended December 31, 2010 were $43.7 million, compared to $42.1 million for the same three months in 2009. The increase in selling, general and administrative expense of 4% was due primarily to:

•	increase in sales and marketing expense of approximately $1.4 million to support our 8% revenue growth;

•	increase in administrative costs of approximately $1.4 million to evaluate our future international expansion;

•	decrease in bad debt expense of approximately $0.6 million due to improved collection efforts; and

•	decrease in share-based compensation expense of approximately $0.6 million.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches, our efforts in support of our existing molecular diagnostic products and our continued international expansion efforts.

Interest income for the three months ended December 31, 2010 was $0.5 million, compared to $1.5 million for the same three months in 2009, a decrease of 64%. The decrease was due primarily to lower interest rates during the 2010 period.

Income tax expense for the three months ended December 31, 2010 was $14.9 million, for an effective rate of approximately 38%, compared to income tax expense of $1.0 million in the 2009 period. Income tax expense for the three months ended December 31, 2009 consisted of alternative minimum tax and state tax liabilities, compared to income tax expense for the current quarter that is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2011. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Due to the utilization of net operating loss carryforwards that offset our taxes payable, our current income tax expense in fiscal 2011 is significantly higher than our actual cash paid for income taxes.

Results of Operations for the Six Months Ended December 31, 2010 and 2009

Revenue for the six months ended December 31, 2010 was $192.3 million, compared to $177.9 million for the same three months in 2009. This 8% increase in revenue for the six month period is attributable to approximately 5.5% in increased testing volume and approximately 2.5% in price increases.

Cost of revenue for the six months ended December 31, 2010 was $23.1 million, compared to $22.1 million for the same six months in 2009. This increase in molecular diagnostic cost of revenue is primarily due to an increase in testing volumes. Our gross profit margin was 88% for the six months ended December 31, 2010 and 2009. Our gross profit margins may fluctuate from quarter to quarter based on the introduction of any new molecular diagnostic products or the launch or existing products in markets outside the United States, changes in our costs associated with such products, and any new technologies and operating systems in our molecular diagnostic laboratory and costs with establishing any additional laboratories. There can be no assurance that gross profit margins will continue to increase or remain at current levels.

Research and development expenses incurred during the six months ended December 31, 2010 were $11.8 million compared to $10.7 million for same six months in 2009. This increase of 10% was primarily due to increased research and development associated with clinical studies to support our existing molecular diagnostic products, internal molecular diagnostic product discovery and development, and the purchase of in-process research and development technology. These increases were offset by a decrease in lab supply costs.

Selling, general and administrative expenses for the six months ended December 31, 2010 were $83.2 million, compared to $80.8 million for the same six months in 2009. The increase in selling, general and administrative expense of 3% was due primarily to:

•	increase in sales and marketing expense of approximately $1.5 million to support our 8% revenue growth;

•	increase in administrative costs of approximately $1.2 million to evaluate our international expansion;

•	decrease in bad debt expense of approximately $0.5 million due to improved pre-qualifications standards and collection efforts; and

•	increase in share-based compensation expense of approximately $0.2 million.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches, our efforts in support of our existing molecular diagnostic products, and our continued international expansion efforts.

Interest income for the six months ended December 31, 2010 was $1.3 million, compared to $3.4 million for the same six months in 2009, a decrease of 63%. The decrease was due primarily to lower interest rates during the 2010 period.

Income tax expense for the six months ended December 31, 2010 was $28.5 million, for an effective rate of approximately 38%, compared to income tax expense of $1.9 million in the 2009 period. Income tax expense for the six months ended December 31, 2009 consisted of alternative minimum tax and state tax liabilities, compared to income tax expense for the current six month period that is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2011. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Due to the utilization of net operating loss carryforwards that offset our taxes payable, our current income tax expense in fiscal 2011 is significantly higher than our actual cash paid for income taxes.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $6.0 million, or 4%, to $494.4 million at December 31, 2010 from $488.4 million at June 30, 2010. This increase was attributed to increased sales, partially offset by purchasing $90.5 million of our common stock under our share repurchase programs, expenditures for our internal research and development programs, purchases of technology and capital assets, sales and marketing expense for our molecular diagnostic products, and other expenditures incurred in the ordinary course of business.

Net cash provided by operating activities was $66.4 million during the six months ended December 31, 2010, compared to $65.9 million provided by operating activities during the same six months in 2009. Our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization which totaled $16.0 million during the period. Accrued liabilities and accounts payable decreased by $1.8 million and $1.5 million, respectively, between June 30, 2010 and December 31, 2010, primarily due to payments of sales and marketing expenses associated with our current DTC campaign.

Our investing activities used cash of $35.9 million during the six months ended December 31, 2010 and $75.2 million during the same six months in 2009. Investing activities were comprised primarily of purchases and sales and maturities of marketable investment securities and the purchase of in-process research and development technology. Capital expenditures for equipment and facilities for the six months ended December 31, 2010 were $3.0 million.

Financing activities used cash of $55.7 million during the six months ended December 31, 2010 and provided cash of $6.2 million in the same six months in 2009. Cash utilized in financing activities was primarily due to the purchase of $90.5 million of our common stock through our share repurchase programs. The cash used in the share purchase programs was partially offset by $7.2 million from cash provided by the exercise of stock options and $27.7 million from excess tax benefits received from share based compensation.

We believe that with our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic products, we will have adequate funds to maintain our current and planned operations for at least the next two years, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	termination of the licenses underlying our molecular diagnostic products or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	the costs and expenses incurred in supporting our existing molecular diagnostic products and expanding into foreign markets;

•	the progress, results and cost of developing and launching additional molecular diagnostic products for our molecular diagnostic business;

•	potential business development activities and acquisitions;

•	changes in the government regulatory approval process for our products;

•	the progress, results and costs of our international expansion efforts;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in intellectual property laws covering our molecular diagnostic products and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers reimbursement levels for our products;

•	changes in structure of the healthcare system or healthcare payment systems; and

•	the impact of current economic conditions and job loss resulting in fewer doctor visits and loss of employer provided insurance coverage.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic products may decline or will not continue to increase at historical rates; the risk that we may not be able to successfully expand into new markets outside of the United States; the risk that we may be unable to expand into new markets outside of the United States; the risk that we may be unable to develop or successfully commercialize additional molecular diagnostic products; the risk that licenses to the technology underlying our molecular diagnostic products and any future products are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over genetic testing in general or our products; risks related to regulatory developments or enforcement in the United States and foreign countries and in particular changes in the structure of healthcare payment systems; risks related to our ability to obtain new corporate collaborations and acquire new technologies or businesses on satisfactory terms, if at all; the development of competing products and services; the risk that we or our licensors may be unable to protect the proprietary technologies underlying our products; the risk of patent-infringement and invalidity claims; challenges to intellectual property rights underlying our products or changes in intellectual property laws; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2010, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended December 31, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2010, which is incorporated by reference herein.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, except as follows:

Risks Related to Commercialization of Our Products and Product Candidates

The potential international expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

As part of our business strategy, we intend to expand into international markets, initially in the European Union, including establishing operations, direct sales and physician outreach and education capabilities outside of the United States. In July 2010, we hired a senior executive responsible for international operations, and we are currently evaluating opportunities for offering our molecular diagnostic products in one or more European countries. We may offer our tests and establish commercial operations in one or more of these countries and in other international markets in the future. Doing business internationally involves a number of risks, including:

•	failure by us to obtain regulatory approvals for the use of our tests in various countries;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes or self-pay systems;

•	logistics and regulations associated with shipping patient samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

•

multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practice Act, anti-boycott and other laws.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations. In addition, any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.

Our success expanding internationally will depend, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries in which we do business. Failure to manage these and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole.

Foreign governments may impose price controls, which may adversely affect our future profitability.

If we obtain approval to market our products in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our products. In some foreign countries, including countries in the European Union, the pricing of diagnostic tests is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On May 3, 2010, we announced a plan to repurchase up to $100 million of the Company’s common stock. On August 30, 2010, we announced that our board of directors authorized the repurchase of an additional $100 million of our common stock with the intention to complete the additional $100 million repurchase by June 30, 2011. All purchases of our securities during the quarter ended December 31, 2010 were made pursuant to our plan announced on August 31, 2010 in open market transactions. The details of the activity during the second fiscal quarter were as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2010 to October 31, 2010	—	$—	—	$—
November 1, 2010 to November 30, 2010	1,381,297	20.95	1,381,297	$71,068,625
December 1, 2010 to December 31, 2010	1,482,785	22.26	1,482,785	38,069,150

Total	2,864,082	$21.62	2,864,082	$38,069,150

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

10.1$	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement of Myriad Genetics, Inc. filed on October 12, 2010)

10.2$	Employee Stock Purchase Plan, as amended

10.3$	Form of Stock Option Agreement under the 2010 Equity Incentive Plan

10.4$	Form of Director Stock Option Agreement under the 2010 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

$	Management contract or compensatory plan or arrangement.
@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 1, 2011	By:	/S/ PETER D. MELDRUM
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: February 1, 2011	By:	/S/ JAMES S. EVANS
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)