Form 10-Q
period 2011-03-31
MYRIAD GENETICS INC
filed 2011-05-04
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011 the registrant had 85,735,872 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	Mar. 31, 2011	Jun. 30, 2010
Assets
Current assets:
Cash and cash equivalents	$67,378	$92,840
Marketable investment securities	293,846	310,388
Prepaid expenses	2,235	4,054
Trade accounts receivable, less allowance for doubtful accounts of $4,200 at Mar. 31, 2011 and $4,400 at Jun. 30, 2010	46,436	47,801
Deferred taxes	4,427	18,560
Other receivables	1,284	333

Total current assets	415,606	473,976

Equipment and leasehold improvements:
Equipment	51,844	48,941
Leasehold improvements	16,438	16,332

	68,282	65,273
Less accumulated depreciation	46,939	42,012

Net equipment and leasehold improvements	21,343	23,261

Long-term marketable investment securities	90,267	85,154
Long-term deferred taxes	28,153	9,404
Other assets	1,911	2,052

Total assets	$557,280	$593,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,191	$8,870
Accrued liabilities	18,181	18,596

Total current liabilities	23,372	27,466

Unrecognized tax benefits	9,448	8,800

Total liabilities	32,820	36,266

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Mar. 31, 2011 and Jun. 30, 2010, issued and outstanding 85,716 at Mar. 31, 2011 and 94,046 at Jun. 30, 2010	857	940
Additional paid-in capital	571,585	566,967
Accumulated other comprehensive income	100	139
Accumulated deficit	(48,082)	(10,465)

Total stockholders’ equity	524,460	557,581

	$557,280	$593,847

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Mar. 31, 2011	Mar. 31, 2010	Mar. 31, 2011	Mar. 31, 2010
Revenue	$102,374	$90,830	$294,672	$268,720
Costs and expenses:
Cost of revenue	11,133	10,880	34,191	33,024
Research and development expense	6,667	5,885	18,520	16,620
Selling, general, and administrative expense	42,750	40,840	125,960	121,616

Total costs and expenses	60,550	57,605	178,671	171,260

Operating income	41,824	33,225	116,001	97,460
Other income (expense):
Interest income	547	1,232	1,816	4,676
Other	(59)	23	(273)	94

Total other income	488	1,255	1,543	4,770
Income before income taxes	42,312	34,480	117,544	102,230
Income tax provision	14,372	1,229	42,874	3,177

Net income	$27,940	$33,251	$74,670	$99,053

Earnings per share:
Basic	$0.32	$0.34	$0.82	$1.03
Diluted	$0.31	$0.33	$0.80	$1.00
Weighted average shares outstanding
Basic	88,206	96,853	91,019	96,361
Diluted	90,127	99,674	92,846	99,521

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	Mar. 31, 2011	Mar. 31, 2010
Cash flows from operating activities:
Net income	$74,670	$99,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,341	5,292
Loss on disposition of assets	—	367
Share-based compensation expense	18,715	16,973
Bad debt expense	12,337	13,737
Non-cash expense related to in-process research and development technology	1,500	—
Deferred income taxes	39,591	—
Unrecognized tax benefits	(348)	—
Excess tax benefit from share-based compensation	(44,182)	—
(Gain) loss on sale of marketable investment securities	35	(161)
Changes in operating assets and liabilities:
Prepaid expenses	1,819	1,084
Trade accounts receivable	(10,972)	(17,238)
Other receivables	(951)	(591)
Accounts payable	(3,679)	(7,151)
Accrued liabilities	581	(2,801)

Net cash provided by operating activities	94,457	108,564

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(3,182)	(7,068)
Purchase of in-process research and development technology	(1,500)	—
Purchase of other assets	(100)	(100)
Sale of intellectual property	—	300
Purchases of marketable investment securities	(338,963)	(331,041)
Proceeds from maturities and sales of marketable investment securities	350,293	249,270

Net cash provided by (used in) investing activities	6,548	(88,639)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	7,958	18,714
Excess tax benefit from share-based compensation	44,182	—
Repurchase and retirement of common stock	(178,607)	—

Net cash (used in) provided by financing activities	(126,467)	18,714

Net (decrease) increase in cash and cash equivalents	(25,462)	38,639
Cash and cash equivalents at beginning of period	92,840	63,510

Cash and cash equivalents at end of period	$67,378	$102,149

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Myriad Genetics Laboratories, Inc., and Myriad Therapeutics, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. Operating results for the three and nine months ended March 31, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2011 and June 30, 2010 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At March 31, 2011:
Cash and cash equivalents:
Cash	$23,710	$—	$—	$23,710
Cash equivalents	43,668	—	—	43,668

Total cash and cash equivalents	67,378	—	—	67,378

Available-for-sale:
Corporate bonds and notes	207,038	255	(25)	207,268
Federal agency issues	175,415	108	(28)	175,495
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale	383,953	363	(203)	384,113

Total cash, cash equivalents & available-for-sale	$451,331	$363	$(203)	$451,491

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2010:
Cash and cash equivalents:
Cash	$23,314	$—	$—	$23,314
Cash equivalents	69,525	1	—	69,526

Total cash and cash equivalents	92,839	1	—	92,840

Available-for-sale:
Corporate bonds and notes	272,371	658	(339)	272,690
Federal agency issues	121,448	55	(1)	121,502
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale	395,319	713	(490)	395,542

Total cash, cash equivalents & available-for-sale	$488,158	$714	$(490)	$488,382

Maturities of debt securities classified as available-for-sale are as follows at March 31, 2011 (in thousands):

	Amortized cost	Estimated fair value
Cash equivalents	$43,668	$43,668
Available-for-sale:
Due within one year	287,232	287,507
Due after one year through three years	95,221	95,256
Due after three years	1,500	1,350

	$427,621	$427,781

(3)	Share-Based Compensation

On December 3, 2010, the Company’s shareholders approved the adoption of the 2010 Employee, Director and Consultant Equity Incentive Plan (the “2010 Plan”). The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, and consultants and directors. Under the 2010 Plan, 3.5 million shares of common stock are authorized for issuance. The 2010 Plan also allows for the issuance of shares of common stock that are represented by options outstanding under the Company’s 2003 Employee, Director and Consultant Option Plan (the “2003 Plan”) and 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”), both of which have been terminated, that expire or are cancelled without delivery of shares of common stock on or after December 3, 2010, the date of stockholder approval of the 2010 Plan. As of March 31, 2011, approximately 14.1 million shares represented by options that remain outstanding under the 2002 Plan and 2003 Plan will transfer to the 2010 Plan if the options are cancelled or expire without delivery of the shares of stock by the Company.

The number of shares, terms, and vesting period are determined by the Compensation Committee of the Board of Directors for each equity award. Options generally vest ratably over four years and expire ten years from the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. The Company also has an Employee Stock Purchase Plan under which 2.0 million shares of common stock have been authorized and, as March 31, 2011, approximately 0.3 million shares are available for purchase by eligible employees. Any shares are issued twice yearly at the end of each six month offering period. During the three and nine months ended March 31, 2011, the Company issued approximately 0 and 0.1 million shares of common stock under the Employee Stock Purchase Plan.

A summary of the stock option activity for the nine months ended March 31, 2011 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2010	14,116,838	$18.03
Options granted	3,039,040	17.48
Less:
Options exercised	(714,389)	9.56
Options canceled or expired	(821,221)	26.41

Options outstanding at March 31, 2011	15,620,368	17.87

As of March 31, 2011, options to purchase 8.9 million shares were vested and exercisable at a weighted average price of $15.29. As of March 31, 2011, there was approximately $42.4 million of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.6 years.

Share-based compensation expense recognized and included in the consolidated income statements was allocated as follows (in thousands):

	Three months ended Mar. 31,		Nine months ended Mar. 31,
	2011	2010	2011	2010
Molecular diagnostic cost of revenue	$301	$255	$897	$740
Research and development expense	865	923	2,926	2,793
Selling, general, and administrative expense	5,059	3,799	14,892	13,440

Total share-based compensation expense	$6,225	$4,977	$18,715	$16,973

(4)	Stockholders’ Equity

Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	Three months ended Mar. 31,		Nine months ended Mar. 31,
(In thousands)	2011	2010	2011	2010
Net income	$27,940	$33,251	$74,670	$99,053
Unrealized gain (loss) on available-for-sale securities, net of tax	1	(699)	(39)	(1,613)

Comprehensive income	$27,941	$32,552	$74,631	$97,440

Stock Repurchase Program

On May 4, 2010, the Company announced that its board of directors authorized the repurchase of $100 million of the Company’s outstanding common stock. On August 31, 2010, the Company announced that its board of directors authorized the repurchase of an additional $100 million of the Company’s outstanding common stock. In February 2011, the Company completed the May and August 2010 share repurchase programs.

On March 1, 2011, the Company announced that its board of directors authorized a third plan to repurchase an additional $100 million of the Company’s outstanding common stock. In connection with this stock repurchase authorization, the Company entered into an accelerated share repurchase program (“ASR program”) with J.P. Morgan to repurchase $50 million of the Company’s common stock. The number of shares to be ultimately repurchased by the Company under the ASR program will be based on the average daily volume-weighted average price of its common stock during a specified period less a predetermined discount per share. The actual number of shares repurchased will be determined at the completion of the ASR program. The Company expects all ASR program purchases be completed by June 2011. After making the initial payment of $50 million, the Company is not obligated to deliver any cash or shares to J.P. Morgan except in certain limited circumstances in which case the method of delivery (cash or shares of the Company’s common stock) would be at the Company’s discretion. As of March 31, 2011, the Company has repurchased and retired approximately 2.6 million shares of the Company’s common stock under the ASR program.

The Company accounted for the accelerated share repurchase as two separate transactions: (a) as shares of common stock acquired in a treasury transaction recorded on the transaction date and (b) as a forward contract indexed to the Company’s common stock. As such, the Company accounted for the approximate 2.6 million shares that it received as a repurchase of its common stock and retired those shares immediately for net income per share purposes. The company has determined that the forward contract indexed to the Company’s common stock met all the applicable criteria for equity classification, and therefore the contract was not accounted for as a derivative under applicable accounting guidance.

The remaining $50 million from the share repurchase program announced in March 2011 will be made through open market or privately negotiated purchases as determined by the Company. The Company expects to complete the share repurchase on or before December 31, 2011.

During the three and nine months ended March 31, 2011, the Company repurchased and retired approximately 4.5 million and 9.1 million shares of its common stock and has repurchased and retired an accumulated 13.1 million shares under all the share repurchase programs. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases the Company reduced common stock and additional paid-in capital by an aggregate of $32.7 million and $53.5 million and charged $55.4 million and $96.5 million to retained earnings for the three and nine months ended March 31, 2011, respectively.

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an antidilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and nine months ended March 31, 2011 and 2010.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations (in thousands):

	Three months ended Mar. 31,		Nine months ended Mar. 31,
	2011	2010	2011	2010
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	88,206	96,853	91,019	96,361
Effect of dilutive stock options	1,921	2,821	1,827	3,160

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	90,127	99,674	92,846	99,521

For the three and nine months ended March 31, 2011, there were outstanding potential common equivalent shares of 8,766,588 and 8,648,261, compared to 6,272,598 and 5,845,628 in the same period in 2010, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

(6)	Segment and Related Information

The Company’s business units from continuing operations have been aggregated into two reportable segments: (i) genetics and (ii) molecular diagnostics. The genetics segment is focused on research and development of molecular genetic products and technologies and includes corporate services such as finance, human resources, legal, and information technology. The molecular diagnostics segment provides testing to determine predispositions to common diseases that aid in personalizing medical treatments, and determine the aggressiveness of certain diseases.

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Genetics	Molecular diagnostics	Total
Three months ended Mar. 31, 2011:
Revenue	$—	$102,374	$102,374
Depreciation and amortization	513	1,287	1,800
Segment operating income (loss)	(12,571)	54,395	41,824

Three months ended Mar. 31, 2010:
Revenue	—	90,830	90,830
Depreciation and amortization	588	1,191	1,779
Segment operating income (loss)	(10,768)	43,993	33,225

Nine months ended Mar. 31, 2011:
Revenue	—	294,672	294,672
Depreciation and amortization	1,484	3,857	5,341
Segment operating income (loss)	(35,276)	151,277	116,001

Nine months ended Mar. 31, 2010:
Revenue	$—	$268,720	$268,720
Depreciation and amortization	1,645	3,647	5,292
Segment operating income (loss)	(32,459)	129,919	97,460

	Three months ended Mar. 31,		Nine months ended Mar. 31,
(In thousands)	2011	2010	2011	2010
Total operating income for reportable segments	$41,824	$33,225	$116,001	$97,460
Interest income	547	1,232	1,816	4,676
Other	(59)	23	(273)	94
Income tax provision	14,372	1,229	42,874	3,177

Net income	$27,940	$33,251	$74,670	$99,053

(7)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of our financial assets that the Company re-measured:

(In thousands)	Level 1	Level 2	Level 3	Total
at March 31, 2011

Money market funds (a)	$5,069	$—	$—	$5,069
Corporate bonds and notes	—	245,866	—	245,866
Federal agency issues	—	175,495	—	175,495
Auction rate securities	—	—	1,350	1,350

Total	$5,069	$421,361	$1,350	$427,780

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2010

Money market funds (a)	$29,929	$—	$—	$29,929
Corporate bonds and notes	—	296,987	—	296,987
Federal agency issues	—	136,802	—	136,802
Auction rate securities	—	—	1,350	1,350

Total	$29,929	$433,789	$1,350	$465,068

(a) Money market funds are primarily comprised of government and agency obligations and accrued interest

As of March 31, 2011, the Company held $1.4 million of investments which were measured using unobservable (Level 3) inputs. These investments represent less than 1% of our investments portfolio and were classified as Level 3 assets as of March 31, 2011. Our Level 3 assets consist of auction rate securities and the value is determined based on market quotes of comparable securities. There were no changes in the composition or estimated fair value of our Level 3 financial assets for the period ended March 31, 2011.

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

Income tax expense for the three and nine months ended March 31, 2011 was $14.4 million and $42.9 million, or approximately 34% and 36% of pre-tax income, compared to $1.2 million and $3.2 million income tax expense for the three and nine months ended March 31, 2010. The effective tax rate for the three and nine months ended March 31, 2011 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. Income tax expense for the three and nine months ended March 31, 2010 consisted of alternative minimum tax and state tax liabilities.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state tax returns are not currently under examination.

(10)	Asset Acquisition

On December 8, 2010, the Company acquired the proprietary technology for the diagnosis and prognosis of malignant melanoma using genetic markers from Melanoma Diagnostics, Inc. Under the terms of the agreement, the Company purchased various in-process research and development technology and rights for an upfront fee of $1.5 million, which it immediately expensed. The asset purchase agreement also requires the Company to pay contingent consideration based upon any future commercial success of the tests derived from the purchased technology.

(11)	Subsequent Event

On April 27, 2011, the Company entered into an agreement with Rules Based Medicine (“RBM”) to acquire all of the outstanding shares of RBM for $80 million in cash.

The Company is in the process of obtaining Hart, Scott, Redino antitrust approval from the Federal Trade Commission and finalizing the allocation of the purchase price among the assets acquired and the liabilities assumed from the acquisition.

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

We offer nine commercial molecular diagnostic products, including five predictive medicine products, three personalized medicine products, and a prognostic medicine product. In December 2010 we announced the launched of our ninth molecular diagnostic product, Panexia, a predictive medicine test for the genetic predisposition of pancreatic cancer. We market these products through our own 315-person sales force in the United States and are currently formulating our plans for our international expansion. Revenue was $102.4 million and $294.7 million for the three and nine months ended March 31, 2011, an increase of approximately 13% and 10% over revenues of $90.8 million and $268.7 million for the same period in the prior year.

The nine commercial molecular diagnostic products that we offer are:

•	BRACAnalysis®, our predictive medicine product for hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine product for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine product for hereditary colon cancer;

•	MELARIS®, our predictive medicine product for hereditary melanoma;

•	Theraguide® 5-FU, our personalized medicine product for chemotherapy toxicity to 5-FU;

•	Prezeon™, our personalized medicine product to assess PTEN status for disease progression and drug response;

•	OnDose®, our personalized medicine product to measure chemotherapy exposure to 5-FU;

•	Prolaris™, our prognostic medicine product for prostate cancer; and

•	Panexia™, our predictive medicine product for pancreatic cancer.

During December 2010, we acquired proprietary technology for the diagnosis and prognosis of malignant melanoma using genetic marker technology from Melanoma Diagnostics, Inc. The tests that may be developed from the acquired technology may provide physicians with important information in the differential diagnosis of melanoma from otherwise benign moles, and in understanding the aggressiveness of the patient’s disease. Under the agreement, we have the right to commercialize all tests derived from the technology on a worldwide basis in exchange for an upfront payment of $1.5 million and contingent payments based upon the commercial success of the products. The upfront payment was fully expensed as research and development during the quarter ended December 31, 2010.

During the three and nine months ended March 31, 2011, we devoted substantially all of our resources to supporting our molecular diagnostic products, as well as to the research and development of future molecular diagnostic product candidates. We are also formulating our plans for future international expansion. We have two reportable operating segments—genetics and molecular diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

We incurred research and development expenses of $6.7 million and $18.5 million for the three and nine months ended March 31, 2011, compared to $5.9 million and $16.6 million for the three and nine months ended March 31, 2010. Our research and development expenses include costs incurred in maintaining and improving our nine current molecular diagnostic products and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic product candidates. Our sales and marketing expenses and general and administrative expenses include costs associated with building our molecular diagnostic business. We expect that these costs will fluctuate from quarter to quarter and that such fluctuations may be substantial.

For the three and nine months ended March 31, 2011, we had net income of $27.9 million and $74.7 million and diluted earnings per share of $0.31 and $0.80. During the fiscal year the net income and earnings per share results included income tax expense of $14.4 million and $42.9 million, respectively. For the three and nine months ended March 31, 2010 we had net income of $33.3 million and $99.1 million and diluted earnings per share of $0.33 and $1.00 that included income tax expense of $1.2 million and $3.2 million, respectively. The increase in the current period income tax expense was primarily due to the application of our effective tax rate of approximately 34% and 36% of earnings while income tax expense for the same periods in 2010 was comprised solely of alternative minimum tax and state tax liabilities. Due to the utilization of net operating loss carryforwards to offset our taxes payable, we expect our actual cash payments for income taxes to be minimal compared to our current income tax expense.

On May 4, 2010, we announced that our board of directors had authorized the repurchase of $100 million of our outstanding common stock. On August 31, 2010, we announced that our board of directors had authorized the repurchase of an additional $100 million of our outstanding common stock. As of February 28, 2011, we had completed the May and August 2010 share the repurchase programs. On March 1, 2011, we announced that our board of directors authorized a third plan to repurchase an additional $100 million of our outstanding common stock. In connection with this stock repurchase authorization, we entered into an accelerated share repurchase agreement (“ASR program”) with J.P. Morgan to repurchase $50 million of our common stock. The number of shares to be ultimately repurchased under the ASR program will be based on the average daily volume-weighted average price of our common stock during a specified period less a predetermined discount per share. As of March 31, 2011 we have repurchased and retired approximately 2.6 million shares of our common stock under the ASR program for an aggregate purchase price of $50 million. We expect all ASR program purchases to be completed by June 30, 2011. The remaining $50 million from the share repurchase program announced in March 2011 will be made through open market or privately negotiated purchases as determined by us. We expect to complete this portion of the share repurchase program on or before December 31, 2011. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

On April 27, 2011, we entered into an agreement with Rules Based Medicine (“RBM”) to acquire all of the outstanding shares of RBM for $80 million in cash. We believe that this acquisition represents an attractive opportunity because of RBM’s (i) strong product pipeline in the psychiatric, infections and inflammatory disease areas, (ii) leadership in the companion diagnostic fields, and (iii) proprietary, multiplex immunoassay technology. We anticipate the acquisition will close on or before May 31, 2011.

We are in the process of obtaining Hart, Scott, Redino antitrust approval from the Federal Trade Commission and finalizing the allocation of the purchase price among the assets acquired and the liabilities assumed from the acquisition.

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

As of March 31, 2011 and June 30, 2010, if a hypothetical ten percent increase in our allowance for doubtful accounts were to occur, this would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $420,000 and $440,000, respectively.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenue for the three months ended March 31, 2011 was $102.4 million, compared to $90.8 million for the same three months in 2010. Of this 13% increase in revenue, approximately 8% is attributable to increased testing volume and approximately 5% is attributable to price increases. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of our products by the medical community and increased patient testing volumes. While the markets in which we operate are still experiencing high unemployment, the economy appears to be improving and physician office visits were stable during the three months ended March 31, 2011. However, there can be no assurance that molecular diagnostic revenue will continue to increase or remain at current levels.

Our revenues consist predominately of sales of our molecular diagnostic products. Revenues of our products for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended Mar. 31,
(In thousands)	2011	2010
Revenues:
BRACAnalysis	$90,303	$79,802
COLARIS & COLARIS AP	7,414	6,949
Other	4,657	4,079

Total Revenues	$102,374	$90,830

Our sales force is focused on two major markets, oncology and women’s health. Sales of molecular diagnostic products in each market for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended Mar. 31,
(In thousands)	2011	2010
Revenues:
Oncology	$72,988	$64,314
Women’s Health	29,267	26,390
Other	119	126

Total Revenues	$102,374	$90,830

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of revenue for the three months ended March 31, 2011 was $11.1 million, compared to $10.9 million for the same three months in 2010. This increase in molecular diagnostic cost of revenue is primarily due to an increase in testing volumes. Our gross profit margin was 89% for the three months ended March 31, 2011 compared to 88% for the same period ended March 31, 2010. Our gross profit margins may fluctuate from quarter to quarter based on the introduction of new molecular diagnostic products, price increases of existing products, changes in our costs associated with such products, new technologies and operating systems to integrate into our molecular diagnostic laboratory and costs associated with establishing any additional laboratories outside the United States. There can be no assurance that gross profit margins will continue to increase or remain at current levels.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs for molecular diagnostic products in development, and equipment and facility costs. Research and development expenses incurred during the three months ended March 31, 2011 were $6.7 million compared to $5.9 million for same three months in 2010. This increase of 13% was primarily due to increased research and development associated with clinical studies to support our existing molecular diagnostic products, and internal molecular diagnostic product discovery. These increases were offset by a decrease in lab supply costs. We expect our research and development expenses will increase over the next several years as we continue to develop our product pipeline and expand our offerings of molecular diagnostic products.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended March 31, 2011 were $42.8 million, compared to $40.8 million for the same three months in 2010. The increase in selling, general and administrative expense of 5% was due primarily to:

•	an increase in share-based compensation expense of approximately $1.3 million;

•	an increase in administrative costs of approximately $1.1 million to evaluate our future international expansion and to support our 13% revenue growth; and

•	an increase in sales and marketing expense of approximately $0.2 million to support our 13% revenue growth;

•	offset in part by a decrease in bad debt expense of approximately $0.6 million due to improved collection efforts.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches, our efforts in support of our existing molecular diagnostic products and our continued international expansion efforts.

Interest income for the three months ended March 31, 2011 was $0.5 million, compared to $1.2 million for the same three months in 2010, a decrease of 56%. The decrease was due primarily to lower market interest rates during the 2011 period.

Income tax expense for the three months ended March 31, 2011 was $14.4 million, for an effective rate of approximately 34%, compared to income tax expense of $1.2 million in the 2010 period. Income tax expense for the three months ended March 31, 2010 consisted of alternative minimum tax and state tax liabilities, compared to income tax expense for the current quarter that is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2011 adjusted by discrete items recognized during the period. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. Certain significant or unusual items are separately recognized during the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Due to the utilization of net operating loss carryforwards that offset our taxes payable, our current income tax expense in fiscal 2011 is significantly higher than our actual cash paid for income taxes.

Results of Operations for the Nine Months Ended March 31, 2011 and 2010

Revenue for the nine months ended March 31, 2011 was $294.7 million, compared to $268.7 million for the same nine months in 2010. Of this 10% increase in revenue, approximately 6% is attributable to increased testing volume and approximately 4% is attributable to price increases.

Revenues of our products for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine months ended Mar. 31,
(In thousands)	2011	2010
Revenues:
BRACAnalysis	260,156	$237,273
COLARIS & COLARIS AP	21,543	20,038
Other	12,973	11,409

Total Revenues	294,672	$268,720

Our sales force is focused on two major markets, oncology and women’s health. Sales of molecular diagnostic products in each market for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine months ended Mar. 31,
(In thousands)	2011	2010
Revenues:
Oncology	$208,379	$193,566
Women’s Health	86,084	74,962
Other	209	192

Total Revenues	$294,672	$268,720

Cost of revenue for the nine months ended March 31, 2011 was $34.2 million, compared to $33.0 million for the same nine months in 2010. This increase in molecular diagnostic cost of revenue is primarily due to an increase in testing volumes. Our gross profit margin was 88% for the nine months ended March 31, 2011 and 2010. Our gross profit margins may fluctuate from quarter to quarter based on the introduction of any new molecular diagnostic products, price increases of existing products, changes in our costs associated with such products, new technologies and operating systems integrated into our molecular diagnostic laboratory, and costs associated with establishing any additional laboratories outside the United States. There can be no assurance that gross profit margins will continue to increase or remain at current levels.

Research and development expenses incurred during the nine months ended March 31, 2011 were $18.5 million compared to $16.6 million for same nine months in 2010. This increase of 11% was primarily due to increased research and development associated with clinical studies to support our existing molecular diagnostic products, internal molecular diagnostic product discovery and development, and the purchase of in-process research and development technology. These increases were offset by a decrease in lab supply costs.

Selling, general and administrative expenses for the nine months ended March 31, 2011 were $126.0 million, compared to $121.6 million for the same nine months in 2010. The increase in selling, general and administrative expense of 4% was due primarily to:

•	an increase in consulting administrative costs of approximately $2.9 million to support planning or our international expansion;

•	an increase in sales and marketing expense of approximately $1.4 million to support our 10% revenue growth; and

•	an increase in share-based compensation expense of approximately $1.5 million;

•	offset in part by a decrease in bad debt expense of approximately $1.4 million due to improved collection efforts.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new molecular diagnostic product launches, our efforts in support of our existing molecular diagnostic products, and our continued international expansion efforts.

Interest income for the nine months ended March 31, 2011 was $1.8 million, compared to $4.7 million for the same nine months in 2010, a decrease of 61%. The decrease was due primarily to lower market interest rates during the 2010 period.

Income tax expense for the nine months ended March 31, 2011 was $42.9 million, for an effective rate of approximately 36%, compared to income tax expense of $3.2 million in the 2010 period. Income tax expense for the nine months ended March 31, 2010 consisted of alternative minimum tax and state tax liabilities, compared to income tax expense for the current nine month period that is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2011 adjusted by discrete items recognized during the period. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. Certain significant or unusual items are separately recognized during the quarter during in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Due to the utilization of net operating loss carryforwards that offset our taxes payable, our current income tax expense in fiscal 2011 is significantly higher than our actual cash paid for income taxes.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $36.9 million, or 8%, to $451.5 million at March 31, 2011 from $488.4 million at June 30, 2010. This decrease was primarily attributed to purchasing $178.6 million of our common stock under our share repurchase programs, expenditures for our internal research and development programs, and purchases of technology and capital assets, which was offset by our increased collections from our molecular diagnostic sales.

Net cash provided by operating activities was $94.5 million during the nine months ended March 31, 2011, compared to $108.6 million provided by operating activities during the same nine months in 2010. Our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization which totaled $31.0 million during the nine months ended March 31, 2011. Accounts receivable increased by $11.0 million primarily due to an increase in our sales. Accrued liabilities and accounts payable decreased by $1.0 million and $3.7 million, respectively, between June 30, 2010 and March 31, 2011, primarily due to payments of sales and marketing expenses associated with our current direct to consumer (“DTC”) campaign.

Our investing activities provided cash of $6.5 million during the nine months ended March 31, 2011 and used cash $88.6 million during the same nine months in 2010. Investing activities were comprised primarily of purchases and sales and maturities of marketable investment securities and the purchase of in-process research and development technology. Capital expenditures for equipment and facilities for the nine months ended March 31, 2011 were $3.2 million.

Financing activities used cash of $126.2 million during the nine months ended March 31, 2011 and provided cash of $18.7 million in the same nine months in 2010. Cash utilized in financing activities during the nine months ended March 31, 2011 was primarily due to the purchase of $178.6 million of our common stock through our share repurchase programs, partially offset by $8.0 million from cash provided by the exercise of stock options and $44.2 million from excess tax benefits received from share based compensation.

We believe that with our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic products, we will have adequate funds to maintain our current and planned operations for at least the next three years, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	termination of the licenses underlying our molecular diagnostic products or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	the costs and expenses incurred in supporting our existing molecular diagnostic products and expanding into foreign markets;

•	the progress, results and cost of developing and launching additional molecular diagnostic products for our molecular diagnostic business;

•	potential business development activities and acquisitions, such as our recently announced acquisition of RBM;

•	changes in the government regulatory approval process for our products;

•	the progress, results and costs of our international expansion efforts;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic products;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in intellectual property laws covering our molecular diagnostic products and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers reimbursement levels for our products;

•	changes in structure of the healthcare system or healthcare payment systems; and

•	the impact of current economic conditions and job loss resulting in fewer doctor visits and loss of employer provided insurance coverage.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended March 31, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2010, which is incorporated by reference herein.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, except as set forth in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed with the SEC on February 1, 2010 (File No. 0-26642) and as follows:

Risks Related to Our Business and Our Strategy

We may acquire technologies, assets or other businesses that could cause us to incur significant expense and expose us to a number of unanticipated operational and financial risks.

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our product offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

•	we may have difficulty integrating operations and systems;

•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•	we may not be successful in launching new molecular diagnostic products, or if those products are launched they may not prove successful in the market place;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•	we may assume or be held liable for risks and liabilities, including for environmental-related costs, as a result of our acquisitions, some of which we may not discover during our due diligence;

•	we may incur significant additional operating expenses;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize synergies, the cost savings or other financial and operational benefits we anticipated, or such synergies, savings or benefits may take longer than we expected.

The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel or businesses might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in the use of our available cash and marketable securities, potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. In addition, if we are unable to integrate any acquired businesses, products or technologies effectively, our business, financial condition and results of operations may be materially adversely affected.

In December 2010, we acquired technology from Melanoma Diagnostics, Inc., and in April 2011, we acquired Rules-Based Medicine, Inc. There can be no assurance that we will be able to successfully integrate these acquisitions or develop or commercialize products based on the acquired technologies, or that we will be able to successfully integrate any other companies, products or technologies that we acquire.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On May 4, 2010, we announced a plan to repurchase up to $100 million of the Company’s common stock. On August 31, 2010, we announced that our board of directors authorized the repurchase of an additional $100 million of our common stock. During February 2011, we completed the second share repurchase program. On March 1, 2011, we announced a third plan to repurchase an additional $100 million of our outstanding common stock. The details of the activity during the third fiscal quarter were as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011	492,924	$19.92	492,294	$28,251,365
February 1, 2011 to February 28, 2011	1,431,537	19.73	1,431,537	—
March 1, 2011 to March 31, 2011	2,568,410	19.47	2,568,410	50,000,000

Total	4,492,871	$19.60	4,492,241	$50,000,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

3.2	Restated By-laws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 28, 2011 (File No. 0-26642) and incorporated herein by reference)

10.1+	Accelerated Share Repurchase Program Agreement, dated March 1, 2011, by and between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch and Myriad Genetics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Confidential portions of this exhibit have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 4, 2011	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: May 4, 2011	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)