Form 10-K
period 2011-06-30
MYRIAD GENETICS INC
filed 2011-08-15
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,042,849,296.

As of August 9, 2011 the registrant had 85,085,506 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 2, 2011.

“We,” “us,” “Myriad” and the “Company” as used in this Annual Report on Form 10-K refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.

“Myriad,” BRACAnalysis, COLARIS, COLARIS AP, MELARIS, PANEXIA, OnDose, PREZEON, TheraGuide, Prolaris, TruCulture, DiscoveryMAP and RodentMap are registered trademarks or trademarks of Myriad.

PART I

Item 1.	BUSINESS

Overview

We are a leading molecular diagnostic company focused on developing and marketing novel predictive medicine, personalized medicine and prognostic medicine tests. We perform all of the molecular diagnostic testing and analysis for our tests in our own reference laboratory. We believe that the future of medicine lies in a shift from a treatment paradigm to a prevention paradigm. By understanding the underlying genetic basis of disease, we believe that individuals who have a greater risk of developing disease can be identified and physicians can use this information to improve patient outcomes and better manage patient healthcare. In addition, by understanding the genetic differences in each individual, we believe that our personalized medicine tests can be used to predict whether someone will respond favorably to a particular drug therapy and what drug dose will produce the best treatment results. Our goal is to provide physicians with critical information that may guide the healthcare management of their patients to prevent disease, diagnose the disease at an earlier stage when it may be treatable, determine the most appropriate therapy, assess the aggressiveness of their disease or even potentially prevent disease.

We employ a number of proprietary technologies that help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. We use this information to guide the development of new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

To date we have launched nine commercial molecular diagnostic tests. Our molecular diagnostic tests include five predictive medicine, three personalized medicine and one prognostic medicine test. We market these tests through our own approximate 330-person sales force in the United States. We have begun efforts to expand sales of our tests to overseas markets, where we are building our own European sales force, and have entered into marketing collaborations with other organizations in selected Latin American and Asian countries. Total revenue was $402.1 million for the year ended June 30, 2011, an increase of 11% over the prior fiscal year. Our BRACAnalysis ® test, which provides a comprehensive analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk of developing hereditary breast and ovarian cancer, accounts for 86.4% of our total revenue.

During the fiscal year ended June 30, 2011, we devoted our resources to supporting our predictive medicine, personalized medicine and prognostic medicine tests, as well as to the research and development of future molecular diagnostic candidate tests. For the year ended June 30, 2011, we had net income of $100.7 million, and at June 30, 2011, we had an accumulated deficit of $38.6 million. For the years ended June 30, 2011, 2010 and 2009, we had research and development expense of $27.8 million, $21.9 million and $17.9 million, respectively.

Acquisition of Rules Based Medicine

On May 31, 2011, we completed the acquisition of the privately-held molecular diagnostic company, Rules-Based Medicine, Inc. of Austin, Texas, for a cash purchase price of approximately $80.0 million. As of June 30, 2011, Rules-Based Medicine is operating as a wholly-owned subsidiary of Myriad under the name of Myriad RBM, Inc. or “Myriad RBM”. The acquisition expands our test pipeline into new disease states, including neuroscience disorders, infectious diseases and inflammatory diseases. We believe that the tests being developed by Myriad RBM will complement the tests that we are developing using our strong research capabilities in nucleic acid (DNA and RNA) analysis with proprietary multiplex immunoassay (protein) technology. Myriad RBM has strategic collaborations with over 20 major pharmaceutical and biotechnology companies, which coupled with our industry-leading position in PARP inhibitor and PI3K inhibitor companion diagnostics, creates a leading franchise in companion diagnostics. In addition, our acquisition of Myriad RBM provides us with access to samples from additional patient cohorts for new molecular diagnostic test development and clinical validation activities.

Spin-off of Our Research and Drug Development Businesses

On June 30, 2009, we transferred our pharmaceutical research and drug development businesses along with $188.0 million of cash and marketable securities into our then wholly-owned subsidiary, Myriad Pharmaceuticals, Inc. (“MPI”). All outstanding shares of MPI were then distributed to our stockholders as a pro-rata, tax-free dividend on June 30, 2009 by issuing one share of MPI common stock for every four shares of our common stock to stockholders of record on June 17, 2009. The separation resulted in MPI operating as a completely independent publically traded entity. The results of operations for the former pharmaceutical research and drug development activities during the fiscal year ended June 30, 2009 are included as part of this report for the periods prior to the separation as discontinued operations. We do not have any ownership in MPI subsequent to the separation. MPI has subsequently changed its name to Myrexis, Inc. and is traded on the NASDAQ Global Market under the ticker symbol “MYRX”.

Our Business Strategy

Our business strategy is to understand the relationship between genes and their protein products and human diseases in order to develop the next generation of molecular diagnostic tests. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these genes, proteins, and pathways will enable us to develop novel molecular diagnostic tests. Our business strategy includes the following key elements:

•

Discover important DNA, RNA and protein biomarkers, understand their function and determine their role in human disease. We will continue to use our proprietary technologies, including our bioinformatics and robotic technologies, in an effort to efficiently discover important genes and their proteins and to understand their role in human disease. We believe our technologies provide us with a significant competitive advantage and the potential for numerous product opportunities.

•

Acquire promising biomarkers from other organizations. We intend to continue to take advantage of in-licensing or acquisition opportunities to augment our in-house tests development programs. We recognize that we cannot meet all of our research discovery goals internally and can benefit from the research performed by other organizations. We hope to leverage our financial strength, product development expertise, and sales and marketing presence to acquire new product opportunities in molecular diagnostic areas of focus.

•

Independently develop and commercialize new transformative molecular diagnostic tests. Our goal is to internally develop informative molecular diagnostic tests that can save lives and improve the quality of life of patients. Additionally, we plan to sell these tests through our own internal sales force and marketing efforts. In connection with any additional tests that we may launch, we plan to expand our existing oncology and women’s health sales forces or build new sales forces to address other physician specialty groups.

•

Grow our molecular diagnostic business in the United States across multiple disease indications. We will continue to seek to increase the market penetration of our existing molecular diagnostic tests. Additionally, we plan to pursue new product opportunities in major disease indications in the areas of predictive, personalized, and prognostic medicine to capitalize on our leadership position in molecular diagnostic test for oncology. We believe that molecular diagnostics will play an increasingly important role in the future of healthcare for central nervous system disorders, psychiatric disorders, inflammatory disorders as well as many other disease indications.

•	Expand our molecular diagnostic business internationally. We believe the market for our molecular diagnostic products in the major market countries in Europe, Latin America and Asia represents an attractive commercial opportunity. We believe that personalized medicine and prognostic medicine products in particular would benefit patients world-wide by assisting physicians in guiding their health care decisions. Our strategy is to focus initially on Europe and then expand to Latin America and finally Asia. We plan to locate our European headquarters in Zurich, Switzerland, and laboratory operations in Munich, Germany are expected to be fully operational by January, 2012.

Molecular Diagnostic Tests

Our molecular diagnostic tests are designed to analyze genes and their mutations to assess an individual’s risk for developing disease later in life, determine a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression and disease recurrence, and measure a patient’s exposure to drug therapy to ensure optimal dosing and reduced drug toxicity. Armed with this valuable information, physicians may be able to effectively manage their patient’s healthcare to prevent or delay the onset of disease and ensure that patients receive the most appropriate treatment of their disease.

To date, we have launched nine commercial molecular diagnostic tests. In addition, we are developing and intend to launch in the 2012 fiscal year our tenth molecular diagnostic test, which will be a test for determining whether a mole is benign or a malignant melanoma, a deadly form of skin cancer. Our current commercial molecular diagnostic tests are:

•

BRACAnalysis®: predictive medicine test for hereditary breast and ovarian cancer. Our BRACAnalysis test is a comprehensive analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk of developing hereditary breast and ovarian cancer. A woman who tests positive for a deleterious mutation with the BRACAnalysis test has an 82% risk of developing breast cancer and a 44% risk of developing ovarian cancer during her lifetime. As published in the Journal of the National Cancer Institute, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast cancer can reduce their risk by approximately 50% with appropriate preventive therapies. Additionally, as published in the New England Journal of Medicine, researchers have shown that pre-symptomatic individuals who carry gene mutations can lower their risk of developing ovarian cancer by approximately 60% with appropriate preventive therapies.

According to the American Cancer Society, in 2011 there will be approximately 252,000 women in the United States diagnosed with breast cancer or ovarian cancer and an estimated 69,000 women will die from these cancers. The test is currently priced at $3,340 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have exclusive rights to 24 U.S. patents covering BRACAnalysi testing.

•

COLARIS®: predictive medicine test for hereditary colorectal cancer and uterine cancer. Our COLARIS test is a comprehensive analysis of the MLH1, MSH2, and MSH6 genes for assessing a person’s risk of developing colorectal cancer or uterine cancer. In appropriate cases, physicians can also request analysis of the PMS2 gene for an additional fee. Individuals who carry a deleterious mutation in one of the colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have up to a 71% lifetime chance of developing uterine cancer. Highly effective preventive measures for colon cancer include colonoscopy and the removal of precancerous polyps and for uterine cancer includes hysterectomy. Through proper application of screening and polyp removal, colon cancer is a preventable disease.

According to the American Cancer Society, approximately 188,000 new cases of colorectal or uterine cancer will be diagnosed this year and approximately 58,000 Americans will die of the disease. According to the American Society of Clinical Oncologists, familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases. The test is currently priced at $3,150 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have licensed rights to eight U.S. patents covering COLARIS testing.

•

COLARIS AP®: predictive medicine test for hereditary colorectal cancer. Our COLARIS AP test detects mutations in the APC and MYH genes, which cause a colon polyp-forming syndrome known as Familial Adenomatous Polyposis (FAP), a more common variation of the syndrome known as attenuated FAP, and the MYH-associated polyposis signature (MAP). Individuals who carry a deleterious mutation in the APC or MYH gene may have a greater than 90% lifetime risk of developing colon cancer. Effective preventive measures include colonoscopy and the removal of pre-cancerous polyps and prophylactic surgery.

Our COLARIS AP test is currently priced at $2,050 and is covered by all major health maintenance organizations and health insurance providers in the United States. We own or have exclusive rights to ten U.S. patents covering COLARIS AP testing.

•

MELARIS®: predictive medicine test for hereditary melanoma. Our MELARIS test analyzes mutations in the p16 gene to determine genetic susceptibility to malignant melanoma. Individuals who test positive for a deleterious mutation in the p16 gene with the MELARIS test have a 75-fold increased risk of developing melanoma during their lifetimes as compared to the general population. Melanoma can be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which pre-cancerous lesions are removed before cancer can develop.

According to the American Cancer Society, approximately 70,000 new cases of melanoma will be diagnosed in the United States in 2011. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. The MELARIS test is currently priced at $900 and is covered by most major health maintenance organizations and health insurance providers in the United States. We own or have license rights to five U.S. patents covering MELARIS testing.

•

OnDose®: A personalized medicine test for colon cancer. Our OnDose test is a nanoparticle immunoassay that assists oncologists in optimizing 5-FU (fluorouracil) anti-cancer drug therapy in colon cancer patients on an individual basis. The OnDose test provides pharmacokinetic data to the oncologist to guide dose adjustments of 5-FU to ensure the potential cancer is being treated appropriately in order to reduce side effects and toxicity. As published in the Journal of Clinical Oncology, a prospective clinical study in 208 colon cancer patients demonstrated an increase in median overall survival of 6 months and a reduction in grade 3 or 4 toxic events of 40% in those patients who were dosed using the OnDose technology compared to patients dosed using current standard of care.

According to IMS prescription data, there were approximately 290,000 prescriptions written for patients diagnosed with colorectal cancer that receive 5-FU chemotherapy last year. The OnDose test is currently priced at $300 per test, and we estimate that a minimum eight tests per patient are required to determine and maintain the optimum 5-FU dose for each patient. The OnDose test is covered by some health maintenance organizations and health insurance providers in the United States. We own or have exclusive patent rights to two U.S. patents and two U.S. patent applications covering OnDose testing.

•

PANEXIA™: Predictive medicine test for pancreatic cancer. Our PANEXIA test is a comprehensive analysis of the PALB2 and BRCA2 genes for assessing a person’s risk of developing pancreatic cancer later in life. Individuals with a mutation detected by the PANEXIA test have up to an 8.6-fold higher risk than the general population of developing pancreatic cancer. If an individual with a family history of pancreatic cancer receives the PANEXIA test and is identified as having a deleterious mutation, increased surveillance and other predictive steps can be taken in an effort to detect the cancer at an early stage where it may be more treatable.

According to the American Cancer Society, pancreatic cancer is estimated to affect more than 44,000 men and women in the United States in 2011. Pancreatic cancer generally has a very poor prognosis for most patients because it is usually detected at a late stage after the cancer has already metastasized to other parts of the body. Approximately 38,000 people will die of pancreatic cancer in 2011 making it the fourth leading cause of cancer deaths among adults. The PANEXIA test is currently priced at

$3,025. We own or have exclusive patent rights to two U.S. patent applications covering PANEXIA testing.

•

PREZEON®: A personalized and prognostic medicine test for cancer. Our PREZEON test is an immunohistochemistry test that analyzes the PTEN gene and assesses loss of PTEN function in many cancer types. The PTEN gene is one of the most important tumor suppressor genes and its loss of function is associated with more aggressive disease progression and poorer survival. The PTEN gene plays a role in the disease progression of all four of the major cancers – breast, prostate, colon, and lung cancer. The PTEN gene also plays a critical role in cell signaling pathways that are the target of a number of cancer drugs such as EGFR, mTOR and PIK3CA inhibitors. Analysis of PTEN function can help oncologists in identifying patients who may not respond to these classes of cancer drugs.

According to the American Cancer Society, approximately 836,000 new cases of these cancers will be diagnosed this year. The PREZEON test is currently priced at $500. We own or have exclusive patent rights to six U.S. patent covering PREZEON testing.

•

Prolaris®: A prognostic medicine test for prostate cancer. Our Prolaris test is a 46-gene molecular diagnostic assay that quantitatively assesses whether a patient is likely to have a slow growing, indolent form of prostate cancer that can be safely monitored through active surveillance or a more aggressive form of the disease that would warrant aggressive intervention such a radical prostatectomy or radiation therapy. The Prolaris test was developed to meet this significant need to improve the physicians ability to predict disease outcome and to thereby optimize treatment. The Prolaris test is based on the understanding of cell division and tumor growth and provides rigorous, quantitative measures of the expression levels of multiple genes related to progression of the cell cycle. As presented at the Annual Meeting of the American Society of Clinical Oncology, or (“ASCO”) on June 4, 2011, researchers analyzed the Prolaris test scores of 352 men with prostate cancer who were managed through active surveillance and the Prolaris test was the strongest predictor of prostate cancer death (p = 1.4 x 10-10) compared to Gleason and PSA score alone.

According to the American Cancer Society, in the United States approximately 241,000 men are expected to be diagnosed with prostate cancer this year and an estimated 34,000 men will die of the disease. The Prolaris test is currently priced at $3,400. We own or have exclusive patent rights to four U.S. patent applications covering Prolairs testing.

•

TheraGuide® 5-FU: personalized medicine test for drug toxicity. Our TheraGuide 5-FU test analyzes mutations in the DPYD gene and variations in the TYMS gene to assess patient risk of toxicity to 5-FU (fluorouracil) anti-cancer drug therapy. Cancer patients who test positive for a deleterious mutation in the DPYD gene and variations in the TYMS gene have an increased risk of suffering toxicity from 5-FU chemotherapy and should be considered for either a reduced dose of 5-FU or other chemotherapy regimens. 5-FU is widely prescribed for the treatment of colorectal cancer, metastatic breast cancer, skin cancer, and head and neck cancers and up to 20% of patients will experience medically significant toxicity issues (grade 3 or 4 toxicity).

According to IMS prescription data, there are approximately 432,000 prescriptions written for patients that receive 5-FU therapy each year in the United States. The TheraGuide 5-FU test is currently priced at $1,175 and is covered by many health maintenance organizations and health insurance providers in the United States. We own or have exclusive rights to two U.S. patent application covering TheraGuide 5-FU testing.

Companion Diagnostic Services and Other Revenue

Through our newly acquired subsidiary, Myriad RBM, we provide protein analysis services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers. By analyzing the data generated from these tests, we attempt to discover biomarker patterns that indicate a particular disease or disorder with a high degree of accuracy. For the one month period ended June 30, 2011, Myriad RBM generated $2.0 million in revenue from providing its companion diagnostic services. In addition to the fees received from analyzing these samples, we also use this information to create and validate potential diagnostic test panels that can aid us in the development of potential new molecular diagnostic tests that could aid a physician in making diagnostic and treatment decisions.

Our companion diagnostic services consist of the following:

•

Multi-Analyte Profile (“MAP”): We have compiled a library of over 550 individual human and rodent immunoassays for use in our multi-analyte profile, or MAP testing services and we are continuously adding new assays to this library. We have assembled what we believe are the most clinically relevant human immunoassays from this library into our DiscoveryMAP® assay panel, which we typically employ with pharmaceutical collaborators in human clinical trials. We have also developed RodentMAP®, a proprietary panel for use in pre-clinical animal studies. These MAP services are designed to provide a comprehensive and cost-effective evaluation of the biomarker patterns critical to applications such as drug safety and efficacy, disease diagnosis, diseases modeling, patient stratification as well as personal health assessments. Pharmaceutical and biotechnology customers using our MAP services provide us with samples from ongoing drug research projects. Outsourcing these testing services to us allow our pharmaceutical and biotechnology customers to reduce the cost of their research and development. In addition, the data generated allows for better and more rapid decision-making in the drug or consumer product development process, provides new insights for life scientists into biological systems and helps us to generate potential new molecular diagnostic tests. We have licensed rights to the Luminex platform used in our MAP testing services.

•

Multiplexed Immunoassay Kits: Customers in all segments of the life sciences market often require both outsourced and in-house testing. Many of our pharmaceutical and biotechnology customers need bioassay kits for complimentary in-house testing. Therefore, we have developed multiplexed immunoassay kits that enable our customers to leverage our technology services with their in-house capabilities. Our internally developed multiplexed immunoassay kits include all of the components necessary for a customer to perform a test on their own Luminex instrument. We have licensed rights to the Luminex platform used in our multiplexed immunoassay kits.

•

TruCulture®: TruCulture is a simple, self-contained whole blood culture that can be deployed to clinical sites around the world for acquiring cell culture data without specialized facilities or training. The TruCulture system may allow pharmaceutical and biotechnology companies to identify drug toxicity prior to human trials, potentially enabling a decision as to whether to continue a drug’s development earlier in the development process and thereby save significant research and development costs. We own or have exclusive patent rights to one U.S. patent covering our TruCulture and other Co-culture services.

Patents and Proprietary Rights

We own or have license rights to 182 issued patents as well as numerous patent applications in the United States and foreign countries. These patents and patent applications cover a variety of subject matter including, diagnostic biomarkers, genes, proteins, gene expression signatures, antibodies, primers, probes, assays, disease-associated genetic mutations and single-nucleotide polymorphisms, methods for determining genetic predisposition, methods for disease diagnosis, methods for determining disease progression, methods for correlation claims, and methods for disease treatment, and general molecular diagnostic techniques.

The following is a summary of key U.S. patents covering our current molecular diagnostic tests. Many of the issued U.S. patents relating to BRACAnalysis, COLARIS, COLARIS AP, MELARIS, PREZEON and TruCulture also have related foreign issued patents in various countries, including in Europe, Canada, Japan,

Australia and New Zealand, claiming similar subject matter and having similar expiration dates. For many of the patents, we hold rights through exclusive or non-exclusive license agreements, which are summarized in the following section under the caption “License Agreements.” We also own additional patent applications and hold other non-exclusive license rights to patents which cover various aspects of our tests or processes.

BRACAnalysis. We own or have exclusive license rights to 24 issued U.S. patents relating to BRACAnalysis testing. These U.S. patents have terms that are expected to expire commencing in 2014, with the last patent expected to expire in 2028. These patents contain multiple claims, including claims relating to compositions of matter on isolated BRCA1 and BRCA2 nucleic acids, composition of matter on probes and primers, methods of detecting genetic mutations in the BRCA1 and BRCA2 genes and their use thereof for diagnosing predisposition to breast or ovarian cancer, and general molecular diagnostic technology applicable to BRACAnalysis testing. We are a defendant in a lawsuit brought by the Association for Molecular Pathology, et al. (the “Plaintiffs”) on May 12, 2009 in the United States District Court for the Southern District of New York (the “District Court”) before Judge Robert W. Sweet. The Plaintiffs sought a declaratory ruling that 15 claims of seven patents relating to the BRCA1 and BRCA2 genes, which patents are exclusively licensed to us, are invalid and unenforceable, and enjoining us (and the other defendants) from taking any actions to enforce these claims of these patents. The 15 claims at issue in the lawsuit are part of the intellectual property relating to our BRACAnalysis predictive medicine test for breast and ovarian cancer. On April 19, 2010, Judge Sweet entered a judgment in this lawsuit ruling that these 15 claims at issue were invalid. On June 16, 2010, we filed a Notice to Appeal with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”)appealing the District Court decision. On July 29, 2011 the Court of Appeals reversed the District Court’s decision, in part, holding that the nine composition claims relating to “isolated” DNA molecules and one method claim relating to screening potential cancer therapeutics via changes in cell growth rates are patent-eligible under 35 U.S.C. Section 101. However, the Court of Appeals affirmed the District Court’s decision that the remaining five method claims directed to “comparing” or “analyzing” DNA sequences are patent ineligible. The Court of Appeals also affirmed the District Court’s decision to exercise declaratory judgment jurisdiction. Apart from the 15 claims being challenged in this lawsuit, there are 164 separate claims under these seven patents which also cover the intellectual property utilized in, or related to, our BRACAnalysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Additionally, there are 17 other issued U.S. patents which also cover the intellectual property utilized in, or related to, our BRACAnalysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Accordingly, we do not believe that this lawsuit will have a material adverse impact on the Company.

COLARIS. We own or have license rights to eight issued U.S. patents relating to COLARIS testing. These U.S. patents have terms that are expected to expire commencing in 2013, with the last patent expected to expire in 2023. These patents contain multiple claims, including but not limited to claims relating to MLH1, MSH2 and PMS2 compositions of matter on isolated MLH1, MSH2 and PMS2 nucleic acids, methods of detecting mutations in the MLH1 and MSH2 genes, methods for determining MLH1-, MSH2- and PMS2-related predisposition to cancer, such as Lynch Syndrome cancers, and general molecular diagnostic technology applicable to COLARIS testing.

COLARIS AP. We own or have exclusive license rights to ten issued U.S. patents relating to COLARIS AP testing. These U.S. patents have terms that are expected to expire commencing in 2017, with the last patent expected to expire in 2026. These patents contain multiple claims, including claims relating to MYH compositions of matter on isolated MYH nucleic acids, methods of detecting MYH mutations and methods of detecting a predisposition to colorectal cancer using MYH, and general molecular diagnostic technology applicable to COLARIS AP testing.

MELARIS. We own or have exclusive license rights to five issued U.S. patents relating to MELARIS testing. These U.S. patents have terms that are expected to expire commencing in 2014, with the last patent expected to expire in 2023. These patents contain multiple claims, including claims relating to methods of detecting mutations in the p16 gene and their use for diagnosing predisposition to melanoma, and general molecular diagnostic technology applicable to MELARIS testing.

OnDose. We have exclusive license rights to two issued U.S. patents and two U.S. patent applications relating to OnDose testing. The U.S. patents have terms that are expected to expire commencing in 2025, with the last patent expected to expire in 2026, and contain multiple claims, including but not limited to claims relating to composition of matter on antibodies, methods, and kits for performing immunoassays to measure 5-fluorouracil levels in a sample.

PANEXIA. We own or have exclusive license rights to two U.S. patent applications relating to PANEXIA testing. Subject to applicable extensions, we anticipate that the expiration dates of these patent applications, if issued, will commence in 2029. These patent applications disclose varied subject matter, including but not limited to composition of matter claims on PALB2 gene mutations and methods of diagnosing a predisposition to pancreatic cancer based on PALB2 gene mutations.

PREZEON. We have exclusive license rights to six issued U.S. patents relating to PREZEON testing. These U.S. patents have terms that are expected to expire commencing in 2017, with the last patent expected to expire in 2018. These patents contain multiple claims, including but not limited to claims relating to PTEN compositions of matter on isolated PTEN nucleic acids and antibodies, methods of detecting PTEN expression and PTEN mutations, and methods of detecting cancer or a predisposition to cancer using PTEN, and methods of guiding therapeutic treatment decisions based on PTEN status.

Prolaris. We own or have exclusive license rights to three U.S. patent applications relating to Prolaris testing. Subject to applicable extensions, we anticipate that the expiration dates of these patent applications, if issued, will commence in 2030. These patent applications disclose varied subject matter, including but not limited to composition of matter claims on gene expression signatures and methods of determining risk of cancer recurrence based on gene expression signatures, and method’s for disease progression.

TheraGuide 5-FU. We own one U.S. patent and two patent application relating to TheraGuide 5-FU testing. The patent will expire in 2023. Subject to applicable extensions, we anticipate that the expiration date of the U.S. patent application, if issued, will commence in 2027. The patent and application disclose varied subject matter, including but not limited to subject matter relating to compositions of matter on DPYD nucleic acids containing specific mutations, diagnostic methods relating to DPYD mutations, and general molecular diagnostic technology applicable to TheraGuide 5-FU.

TruCulture. We own or have a license to commercialize technology covered by one issued U.S. patent for our TruCulture product. This U.S. patent is expected to expire in 2019. This patent contains multiple claims, including but not limited to claims relating to methods and kits for determining the immune defense activity of blood.

We intend to seek patent protection in the United States and major foreign jurisdictions for genes, proteins, antibodies, biomarker signatures, assays, probes, primers, technologies, methods, processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. However, any patents issued to us or our licensors may not afford meaningful protection for our products or technology or may be subsequently circumvented, invalidated or narrowed or found unenforceable. Any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, others may obtain patents having claims which cover aspects of our tests or processes which are necessary for or useful to the development, use or performance of our diagnostic products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of our molecular diagnostic tests could be limited or prohibited.

Our tests and processes may also conflict with patents which have been or may be granted to competitors, academic institutions or others. As the molecular diagnostic industries expand and more patents are issued, the risk increases that our products and processes may give rise to interferences filed by others in the U.S. Patent and

Trademark Office or foreign patent offices, or to claims of patent infringement by other companies, institutions or individuals. In addition, third parties could bring legal actions against us seeking to invalidate our owned or licensed patents, claiming damages, or seeking to enjoin clinical testing, developing and marketing of our tests or processes. If any of these actions are successful, in addition to any potential liability for damages, we could lose patent coverage for our tests, be required to cease the infringing activity or obtain a license in order to continue to develop or market the relevant test or process. We may not prevail in any such action, and any license required under any such patent may not be made available on acceptable terms, if at all. Our failure to maintain patent protection for our test and processes or to obtain a license to any technology that we may require to commercialize our tests and technologies could have a material adverse effect on our business.

We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. These include some of our genomic, proteomic, RNA expression, mutation analysis, IHC, robotic and bioinformatic technologies which may be used in discovering and characterizing new genes and proteins and ultimately used in the development or analysis of molecular diagnostic tests. We also maintain a database of gene mutations and their status as either harmful or benign for all of our predictive medicine tests. To further protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or tests, competitors may be able to market competing processes and tests.

License Agreements

We are a party to multiple license agreements which give us the rights to use certain technologies in the research, development, testing processes, and commercialization of our molecular diagnostic tests. We may not be able to continue to license these technologies on commercially reasonable terms, if at all. Additionally, patents underlying our license agreements may not afford meaningful protection for our technology or tests or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our failure to maintain rights to this technology could have a material adverse effect on our business.

In October 1991, we entered into a license agreement with the University of Utah Research Foundation (the ‘University”), for the exclusive rights to utilize certain intellectual property rights of the University, including issued patents that relate to the BRCA1 gene, on a world-wide basis. Under this license agreement we pay the University a royalty based on net sales of our BRACAnalysis test. This license agreement ends on the last to expire patent covered by the license agreement which presently is not anticipated to expire until April 2018. The University has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

We entered into separate license agreements with the University, Endorecherche, Inc., The Hospital for Sick Children and The Trustees of the University of Pennsylvania (collectively referred to as the “BRCA2 Licensors”) in November 1994, January 1995, March 1995 and March 1996, respectively, for exclusive rights to utilize certain intellectual property rights of the respective BRCA2 Licensors, including issued patents that relate to the BRCA2 gene, on a world-wide basis. Under these license agreements we pay each of the BRCA2 Licensors a royalty based on net sales of our BRACAnalysis test. Each of these license agreements ends on the expiration date of the last to expire patent covered by the respective license agreements which presently is not anticipated to expire until December 2015. The BRCA2 Licensors have the right to terminate the license agreements for the uncured breach of any material term of the license agreements.

In April, 2000, we entered into a license agreement with Dana-Farber Cancer Institute, Inc., Oregon Health Sciences University, University of Vermont and State Agricultural College and Yale University (collectively the

“COLARIS Licensors”) for the non-exclusive rights to utilize certain intellectual property rights of the COLARIS Licensors, including issued patents that relate to the MLH1, MLH2 and PMS2 genes, on a world-wide basis. Under this license agreement we pay the COLARIS Licensors a royalty based on net sales of our COLARIS test. This license agreement ends on the expiration date of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until October 2023. The COLARIS Licensors have the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

In April, 2000, we entered into a license agreement with Genzyme Corporation (“Genzyme”) for the non-exclusive rights to utilize certain intellectual property rights of Genzyme, including issued patents that relate to the MSH2 gene, on a world-wide basis. Under this license agreement we pay Genzyme a royalty based on net sales of our COLARIS test. This license agreement ends, on a country by country basis, on the expiration date of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until October 2023. Either party has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

In March 2004 and June 2007, we entered into separate license agreements with the University of Wales and Human Genome Sciences , Inc. (“HGSI”) respectively (collectively referred to as the “COLARIS AP Licensors”) for the exclusive rights to certain intellectual property rights of the respective licensors, including issued patents that relate to the MYH gene, on a world-wide basis. Under these license agreements we pay each of the COLARIS AP Licensors a royalty based on net sales of our COLARIS AP test. Each of these license agreements ends on the expiration date of the last to expire patent covered by the respective license agreements which presently is not anticipated to expire until February of 2018 for the HGSI license and April 2023 for the University of Wales license. The COLARIS AP Licensors have the right to terminate the license agreements for the uncured breach of any material term of the license agreements.

In May 2002, we entered into a license agreement with the University of Utah Research Foundation for the exclusive right to utilize certain intellectual property rights of the University, including issued patents that relate to the APC gene, on a world-wide basis. Under this license agreement we made a one-time payment to the University for a fully paid up, exclusive, irrevocable license for our COLARIS AP test. This license agreement ends on the expiration date of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until July 2014.

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

The technologies for discovering that the underlying cause major diseases, patients’ response to therapies, and disease progression, as well as the approaches for commercializing those discoveries are rapidly evolving. Rapid technological developments could result in our potential tests or processes becoming obsolete before we recover a significant portion of our related research and development costs and associated capital expenditures. If we do not discover biomarkers, develop molecular diagnostic tests and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services before our competitors, we could be adversely affected. Moreover, any molecular diagnostic tests that we may develop could be made obsolete by less expensive or more effective tests or methods that may be developed in the future.

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

In addition to CLIA certification, laboratories offering clinical testing are required to hold other licenses, certifications and permits. A clinical laboratory is required to be licensed by the state in which it is located and many CLIA-certified laboratories also seek accreditation by the College of American Pathologists, or CAP. The CAP Laboratory Accreditation Program is an internationally recognized program that utilizes teams of practicing laboratory professionals as inspectors, and accreditation by CAP can often be used to meet CLIA and state certification requirements. In addition, some states, such as New York, require that a laboratory that intends to test clinical samples from residents of that state be licensed by that state even if the laboratory is not located there and that each test that is offered to residents of that state be approved. Our laboratories in Salt Lake City, Utah and Austin, Texas are CLIA certified to perform high complexity tests, and our two laboratories are also CAP accredited and licensed by all applicable states, including the State of New York, to conduct our molecular and companion diagnostic testing services.

Food and Drug Administration

Although the Food and Drug Administration (FDA) has consistently claimed that is has the regulatory authority to regulate laboratory-developed tests, or LDTs, that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. Recently, however, the FDA indicated that it was reviewing the regulatory requirements that will apply to LDTs, and held a two-day public meeting on July 19 and July 20, 2010 to obtain input from stakeholders on how it should apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs, including genetic tests. The FDA has not yet issued additional guidance but has indicated that it may be issued by the end of 2011.

The FDA issued a Draft Guidance on In Vitro Companion Diagnostic Devices on July 14, 2011, which, if finalized, is intended to assist companies developing in vitro companion diagnostics and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined a companion diagnostic as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. This definition is much narrower that the commonly used term “companion diagnostic,” which also refers to tests that may be useful, but are not necessarily a determining factor in the safe and effective use of the therapeutic product. In addition, most LDTs, for which the FDA does not currently require premarket clearance or approval, will not fall within the scope of the Draft Guidance. If the FDA requires premarket review of our LDTs in the future and one or more of those tests are necessary for the safe and effective use of a drug, we and the pharmaceutical or biotechnology company which developed the drug may be subject to the FDA’s guidance if it becomes final.

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

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009. HITECH amends HIPAA and, among other things, expands and strengthens HIPAA, creates new targets for enforcement, imposes new penalties for noncompliance and establishes new breach notification requirements for Covered Entities and Business Associates.

Under HITECH’s new breach notification requirements, Covered Entities must, within 60 days of discovery, notify each individual whose information has been, or is reasonably believed to have been, accessed, acquired, or disclosed as a result of a breach. Covered Entities must also report breaches to the Department of Health and Human Services, or (HHS), and in some cases, publish information about the breach in local or prominent media outlets.

We are currently subject to the HIPAA regulations and maintain an active program designed to address regulatory compliance issues. We are subject to prosecution or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To avoid increased penalties under the HITECH breach notification provisions, we must ensure that breaches of PHI are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws and the penalties for violation vary widely and new privacy laws in this area are pending. We believe that we have taken the steps required of us to comply with health information privacy and security statutes and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. The law in this area is rapidly evolving, and so is regulatory guidance. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

Foreign regulations

If we commence marketing our tests outside of the United States, we will be subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to perform additional pre-clinical or clinical testing. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

Reimbursement

In the United States, revenue for diagnostic tests comes from several sources, including third-party payors such as insurance companies, health maintenance organizations and government healthcare programs, such as Medicare and Medicaid. Presently, approximately 85% of our revenue comes from third-party payors who have agreed to pay for our marketed tests. It is time consuming and expensive for us to obtain reimbursement from third-party payors and even if a third-party payor decides to offer any test as a covered benefit, the amount that it is willing to pay for that test may be insufficient to allow us to sell our test on a competitive and profitable basis.

In October 2010, the American Medical Association CPT Editorial Panel approved 27 new analyte-specific codes (and will consider additional codes in 2011) to describe several molecular genetic tests that currently require multiple CPT codes for billing purposes. The new codes could replace the current codes used to bill all third-party payors, including Medicare, as soon as January 1, 2012. Reimbursement levels for the new codes have yet to be determined. If reimbursement levels for the new codes do not recognize the value of the molecular genetic tests, our earnings and cash flows could be adversely impacted.

Human Resources

As of July 27, 2011, we had 1,057 full-time equivalent employees, including 37 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Risks Related to Our Business and Our Strategy

We may not be able to generate sufficient revenue from our existing tests or develop new tests to maintain profitability and may never achieve the goals of our business plan.

Although we have developed and marketed several molecular diagnostic tests to date, we believe our future success is dependent upon our ability to successfully market our existing molecular diagnostic tests to new patients, to expand into new markets outside the United States, and to develop and commercialize new molecular diagnostic tests. The demand for our existing molecular diagnostic tests may decrease or may not continue to increase at historical rates for a number of reasons. For example, because BRACAnalysis testing and most of our molecular diagnostic tests are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic tests in order to continue to generate revenue. Our pipeline of new molecular diagnostic candidates is in various stages of development and may take several more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional molecular diagnostic tests through the utilization of our technologies or technologies we license from others. Even if we develop tests for commercial use, we may not be able to develop tests that:

•	meet applicable regulatory standards, in a timely manner or at all;

•	successfully compete with other technologies and tests;

•	avoid infringing the proprietary rights of others;

•	are adequately reimbursed by third-party payors;

•	can be performed at commercial levels or at reasonable cost; or

•	can be successfully marketed.

We must generate significant revenue to maintain profitability. Even if we succeed in marketing our existing molecular diagnostic tests to new patients and in developing and commercializing any additional molecular diagnostic tests, we may not be able to generate sufficient revenue and we may not be able to maintain profitability.

We may not be able to sustain or increase profitability on a quarterly or annual basis.

In order to develop and commercialize our molecular diagnostic test candidates, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular diagnostic test currently in development, potentially acquire additional companies or technologies and engage in commercialization activities in anticipation of the launch of additional molecular diagnostic tests. Because of the numerous risks and uncertainties associated with developing our tests and their potential for commercialization, we are unable to predict the extent of any future profits. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

•	our ability to sell our existing molecular diagnostic tests to new patients;

•	our ability to identify biomarkers that may lead to future molecular diagnostic tests;

•	our ability to develop test candidates and receive required regulatory approvals;

•	our ability to successfully commercialize our tests in our existing markets and to extend into new markets outside the United States;

•	the approval and introduction of competitive tests;

•	the willingness of third-party payors to provide full or even partial reimbursement for our tests;

•	our ability to maintain and grow our sales force and marketing team to market our tests;

•	our ability to successfully integrate, develop and grow Myriad RBM’s products and services and the business of any other companies or technologies that we may acquire;

•	our ability to increase commercial acceptance of our current molecular diagnostic tests; and

•	our ability to maintain or grow our current revenues.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which may not be available.

We anticipate that our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic tests will enable us to maintain our currently planned operations for at least the foreseeable future. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective molecular diagnostic tests and we now have companion diagnostic tests in development as a result of our acquisition of Myriad RBM in May 2011. Our ongoing efforts to develop tests will require substantial cash resources. If, for example, a new disease gene is discovered through our research efforts, we would require funds in addition to our current operating plan to demonstrate clinical utility and develop and launch a new molecular diagnostic test. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all.

Because of our potential long-term capital requirements, we may access the public or private equity or debt markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Under SEC rules, we currently qualify as a well-known seasoned issuer, or WKSI, and can at any time file a registration statement registering securities to be sold to the public which would become effective upon filing. If additional funds are raised by issuing equity securities, existing shareholders may suffer significant dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or tests, or grant licenses on terms that are not favorable to us.

If we do not continue to generate sufficient revenue from sales of our molecular diagnostic tests and are unable to secure additional funding, we may have to reduce our operations.

As of June 30, 2011, we had $417.3 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2011 our consolidated revenues were approximately $402.1 million, and net cash from operating activities was approximately $130.8 million. To develop and bring new molecular diagnostic tests and companion diagnostics to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing.

While we anticipate that our existing cash, cash equivalents and marketable securities and expected net cash to be generated from sales of our molecular diagnostic tests and companion diagnostic services will be sufficient to fund our current operations for the foreseeable future, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing. If we are unable to secure additional funding, we may be required to reduce research and development projects, limit sales and marketing activities, scale back our expansion efforts outside the United States, reduce headcount or potentially even discontinue operations. Our future capital requirements will depend on many factors that are currently unknown to us, including:

•	our ability to maintain the existing licenses to our molecular diagnostic tests and enter into collaborations, licensing or other arrangements favorable to us;

•	the scope, progress, results and cost of development, clinical testing and pre-market studies of any new molecular diagnostic tests that we may discover or acquire;

•	the progress, results, and costs to develop additional molecular diagnostic tests;

•	the costs by us or our licensors of preparing, filing and prosecuting patent applications, maintaining and enforcing our current issued patents, and defending intellectual property-related claims;

•

the costs of acquiring technologies or businesses, such as our acquisition of Myriad RBM, and our ability to successfully integrate and achieve the expected benefits of our business development activities and acquisitions;

•	the progress, cost and results of our international expansion efforts;

•	the costs of expanding our sales and marketing functions and commercial operation facilities in the United States and in new markets;

•	the costs, timing and outcome of any litigation against us; and

•	the costs to satisfy our current and future obligations.

We may acquire technologies, assets or other businesses that could cause us to incur significant expense and expose us to a number of unanticipated operational and financial risks.

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. For example, in December 2010, we acquired proprietary technology for the diagnosis and prognosis of malignant melanoma from Melanoma Diagnostics, Inc. that we expect to use in a new molecular diagnostic test to be launched by the end of 2011. In addition, in May 2011, we completed the acquisition of Rules-Based Medicine, Inc., which we renamed Myriad RBM, and are now offering companion diagnostic services and developing additional product candidates using the acquired technology. However, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

•	we may have difficulty integrating operations and systems;

•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•	we may not be successful in launching new molecular diagnostic tests or companion diagnostic services, or if those tests are launched they may not prove successful in the market place;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•	we may assume or be held liable for risks and liabilities, including for environmental-related costs, as a result of our acquisitions, some of which we may not discover during our due diligence;

•	we may incur significant additional operating expenses;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize synergies, the cost savings or other financial and operational benefits we anticipated, or such synergies, savings or benefits may take longer than we expected.

The process of negotiating acquisitions and integrating acquired tests, services, technologies, personnel or businesses might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in the use of our available cash and marketable securities, potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. In addition, if we are unable to integrate any acquired businesses, tests or technologies effectively, our business, financial condition and results of operations may be materially adversely affected.

We may not be able to successfully integrate the operations of businesses that we acquire with our own or realize the anticipated benefits of the acquisitions, which could materially and adversely affect our financial condition, results of operations and business prospects.

There can be no assurance that we will be able to successfully integrate our recent acquisitions or develop or commercialize products based on recently acquired technologies, or that we will be able to successfully integrate any other companies, products or technologies that we acquire. For example, we just recently completed the acquisition of Rules-Based Medicine, Inc. in May 2011. We may not be able to successfully integrate the operations of Rules-Based Medicine, Inc.’s operations with our own, and we may not realize all or any of the expected benefits of the merger as and when planned. The integration of Rules-Based Medicine, Inc.’s operations with ours will be difficult and unpredictable because of possible conflicts and different opinions on how best to run these operations. If we cannot successfully integrate our operations and personnel, we may not realize the expected benefits of the merger with Rules-Based Medicine, Inc. and any other companies that we may acquire, and we may experience increased expenses, distraction of our management personnel and customer uncertainty.

The difficulties and risks associated with the integration of Rules-Based Medicine, Inc.’s and any other businesses that we may acquire include:

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures;

•	the increased scope and complexity of the acquired company’s operations;

•	the potential loss of key employees and the costs associated to retain key employees;

•	risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies; and

•

the possibility of unanticipated delays, costs or inefficiencies associated with the integration of our operations with the operations of Rules-Based Medicine, Inc. and any other companies that we may acquire.

As a result of these difficulties and risks, we may not accomplish the integration of the business of Rules-Based Medicine, Inc.’s or any companies we may acquire smoothly, successfully or within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of the merger, such as increase in our scale, diversification, cash flows and operational efficiency and meaningful accretion to our diluted earnings per share.

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

Risks Related to Commercialization of Our Tests, Our Services and Test Candidates

We may not be able to maintain or increase revenue growth and profitability for our molecular diagnostic tests.

We have experienced revenue growth in our molecular diagnostic business over past years; however, we may not be able to continue this revenue growth or maintain existing revenue levels. Presently, our molecular diagnostic business operates profitably providing a cash contribution to our current funding and operational needs. We may not, however, be able to continue to operate our molecular diagnostic business on a profitable basis. We launched our first molecular diagnostic test, BRACAnalysis, our test for hereditary breast and ovarian cancer, in November 1996. BRACAnalysis test sales account for most of our revenues. An interruption or cessation of BRACAnalysis sample flow would have a material impact on our revenues and future profitability. Other potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our molecular diagnostic business include the following:

•	increased costs of reagents and other consumables required for molecular diagnostic testing;

•	increased licensing or royalty costs;

•	increased personnel and facility costs;

•	our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our molecular diagnostic business, and sales personnel;

•	our inability to obtain necessary equipment or reagents to perform molecular diagnostic testing;

•	our inability to increase production capacity as demand increases;

•	our inability to expand into new markets outside the United States;

•	changes in intellectual propriety laws of our patents or enforcement in the United States and foreign countries;

•	potential obsolescence of our tests;

•	our inability to increase commercial acceptance of our molecular diagnostic tests; and

•	increased regulatory requirements.

The international expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

As part of our business strategy, we intend to expand into international markets, initially in the European Union, including establishing operations, direct sales and physician outreach and education capabilities outside of the United States. In July 2010, we hired a senior executive responsible for international operations, and we are currently evaluating opportunities for offering our molecular diagnostic tests in one or more European countries. We may offer our tests and establish commercial operations in one or more of these countries and in other international markets in the future. Doing business internationally involves a number of risks, including:

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

As we expand our operations internationally, we will be exposed to risks of conducting business internationally.

Our expanding international operations could be affected by changes in laws, trade regulations, labor and employment regulations, and procedures and actions affecting approval, production pricing, reimbursement and marketing of tests, as well as by inter-governmental disputes. Any of these changes could adversely affect our business.

Foreign governments may impose reimbursement standards, which may adversely affect our future profitability.

If we obtain approval to market our tests in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our testing. In some foreign countries, including countries in the European Union, the reimbursement of diagnostic tests is subject to governmental control. In these countries, reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a test candidate. If reimbursement of our future tests is unavailable or limited in scope or amount, or if reimbursement rates are set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Our pharmaceutical testing services customers may reduce the amount of testing they conduct through us.

If there is a change in the regulatory environment or intellectual property law, or our pharmaceutical testing services customers consolidate, our customers may divert resources from testing, resulting in a reduced demand for our laboratory testing services. Alternatively, customers may decide to perform their own laboratory testing services in-house.

We rely on a single laboratory facility to process our molecular diagnostic tests and perform our companion diagnostic services.

We rely on a single CLIA-certified laboratory facility in Salt Lake City, Utah to perform our molecular diagnostic tests and a single CLIA-certified laboratory facility in Austin, Texas to perform our companion diagnostic services. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. In the event our clinical testing facilities were to lose their CLIA certification or were affected by man-made or natural disasters, we would be unable to continue our molecular diagnostic and companion diagnostic business and meet customer demands for a significant period of time. Although we maintain insurance on this facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our molecular diagnostic or companion diagnostic business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic or companion diagnostic business were interrupted, it would seriously harm our business.

Our molecular diagnostic and companion diagnostic tests in development may never achieve significant commercial market acceptance.

We may not succeed in achieving significant commercial market acceptance of our test and service offerings that we have launched in recent years or that we are currently developing. Our ability to successfully develop and commercialize our current molecular diagnostic and companion diagnostic tests, as well as any future molecular diagnostic and companion diagnostic tests that we may develop, will depend on several factors, including:

•	our ability to convince the medical community of the safety and clinical efficacy of our tests and their potential advantages over existing tests;

•	our ability to sell our molecular diagnostic tests to patients who have not previously used our tests;

•	our ability to collaborate with biotechnology and pharmaceutical companies to develop and commercialize companion diagnostic tests for their therapeutic drugs and drug candidates;

•

the agreement by third-party payors to reimburse our tests, the scope and extent of which will affect patients willingness or ability to pay for our tests and will likely heavily influence physicians’ decisions to recommend our tests; and

•

the willingness of physicians and patients to utilize our tests, which can be difficult to interpret. This difficulty is caused by a combination of factors, including the large number, sometimes thousands, of different mutations in the genes which our tests analyze, the need to characterize each specific mutation, and the ability of our tests to predict only as to a statistical probability, not certainty, that a tested individual will develop the disease that the test is intended to predict.

These factors present obstacles to commercial acceptance of our tests, which we will have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so will harm our business.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our tests.

The biotechnology and genetics testing fields are intense and highly competitive. Tests that are developed are characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important genes and determine their function before we do. We could be adversely affected if we do not discover genes, proteins or biomarkers and characterize their function, develop molecular diagnostic and companion diagnostic tests based on these discoveries, obtain required regulatory and other approvals and launch these tests and their related services before our competitors. We also expect to encounter significant competition with respect to any molecular diagnostic and companion diagnostic tests that we may develop or commercialize. Those companies that bring to market new molecular diagnostic and companion tests before we do may achieve a significant competitive advantage in marketing and commercializing their tests. We may not be able to develop additional molecular diagnostic tests successfully and we or our licensors may not obtain patents covering these tests that provide protection against our competitors. Moreover, our competitors may succeed in developing molecular diagnostic and companion diagnostic tests that circumvent our technologies or tests. Furthermore, our competitors may succeed in developing technologies or tests that are more effective than those developed by us or that would render our technologies or tests less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known.

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins, and biomarkers, and to commercialize molecular diagnostic and companion diagnostic tests could be adversely affected.

We have relationships with research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes, proteins, and biomarkers involved in human disease and commercialize molecular diagnostic and companion diagnostic tests will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

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

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. We are currently recruiting additional qualified management, scientific and technical personnel. Competition for such personnel is intense. Loss of the services of or failure to recruit additional key management, scientific and technical personnel would adversely affect our research and development programs and molecular diagnostic and companion diagnostic business and may have a material adverse effect on our business as a whole.

Our agreements with our employees generally provide for employment that can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision to which each employee is subject expires for certain key employees on the applicable date of termination of employment.

As we expand our commercial tests we may be required to incur significant costs and devote significant efforts to expand our existing tests sales and marketing capabilities.

We have limited sales and marketing experience and capabilities. These capabilities consist primarily of our sales force that markets our cancer-related molecular diagnostic tests to oncologists, Ob/Gyns and urologists in the United States. We are currently planning to expand our sales efforts outside the United States, which will require us to hire additional personnel and engage in additional sales and marketing efforts. If in the future we elect to expand our sales and marketing functions for our tests in the United States, and as we expand our business operations internationally, we expect to face a number of additional costs and risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

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

We license intellectual property that is critical to our business, including licenses underlying the technology in our BRACAnalysis test and other molecular diagnostic and companion diagnostic tests, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from distributing our current tests, or inhibit our ability to commercialize future test candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

As of June 30, 2011, our patent portfolio included 182 issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims covering our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for predisposing genes we identify and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

The patent positions of diagnostic companies, including our patent position, are generally highly uncertain and involve complex legal and factual questions, and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future tests are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date there has not emerged from the U.S. Patent and Trademark Office, or PTO, the U.S. courts, or from patent offices or courts in foreign countries, a consistent policy regarding the breadth of claims allowed in genetic patents. Our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technology or tests. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented. Specifically, as disclosed in Part I Item 3, of this Annual Report on Form 10-K, we are a defendant in a lawsuit brought by the Association for Medical Pathology and others, or the Plaintiffs, in the United States District Court for the Southern District of New York before Judge Robert W. Sweet. The Plaintiffs brought a declaratory ruling that 15 claims of seven patents relating to the BRCA1 and BRCA2 genes, which patents are exclusively licensed to us, are invalid and unenforceable. These patents, along with 16 other issued patents which are not subject to the lawsuit, cover the intellectual property utilized in our BRACAnalysis predictive medicine test for breast and ovarian cancer, which accounts for most of our revenues. On April 19, 2010, Judge Sweet entered a judgment in this lawsuit, ruling that these 15 claims are invalid. On June 16, 2010, we filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit (“Court of Appeals”) appealing the District Court ruling. On July 29, 2011 the Court of Appeals reversed the District Court’s decision, in part, holding that the nine composition claims relating to “isolated” DNA molecules and one method claim relating to screening potential cancer therapeutics via changes in cell growth rates are patent-eligible under 35 U.S.C. Section 101. However, the Court of Appeals affirmed the District Court’s decision that the remaining five method claims directed to “comparing” or “analyzing” DNA sequences are patent ineligible. The Court of Appeals also affirmed the District Court’s decision to exercise declaratory judgment jurisdiction. Neither party to the lawsuit has yet indicated whether it will request reconsideration of the Court of Appeals decision, or seek a further appeal of the decision. If the Court of Appeals decision is taken up on reconsideration or appeal, and is reversed or overturned, others may be able to commercialize genetic tests that are competitive with our BRACAnalysis test, and our business could be materially adversely impacted.

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

•

any patents issued to us or our licensors and collaborators will provide a basis for commercially viable tests, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or tests that are patentable;

•	the patents of others will not have an adverse effect on our business; or

•	our patents or patents that we license from others will survive legal challenges, and remain valid and enforceable.

If a third party files a patent application with claims to a gene, protein, or biomarker we have discovered, the PTO may declare interference between competing patent applications. If an interference is declared, we may not prevail in the interference. If the other party prevails in the interference, we may be precluded from commercializing services or tests based on the gene, protein, or biomarker or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

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

If we were sued for patent infringement by third parties, we might incur significant costs and delays in test introduction.

Our tests may also conflict with patents that have been or may be granted to others. Our industry includes many organizations seeking to rapidly identify genes and proteins through the use of genomic, proteomic and other technologies. To the extent any patents are issued to those organizations on genes or proteins or uses for such genes and proteins, the risk increases that the sale of our molecular diagnostic and companion diagnostic tests currently being marketed or under development, may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering genes or proteins that are similar or identical to our tests. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing or marketing our tests. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our tests could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources. In general, we are responsible for enforcing and defending our patents.

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

Risks Related to Government Regulation

If we fail to comply with the complex federal, state and local laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

Our operations are subject to extensive federal, state and local laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

•	the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which require that laboratories obtain certification from the federal government;

•	FDA laws and regulations;

•

the Health Insurance Portability and Accountability Act, or HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions;

•

the federal anti-kickback law, or the Anti-Kickback Law, which prohibits knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;

•

the federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

•

other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;

•

the Health Information Technology for Economic and Clinical Health Act, or HITECH, which was passed as part of the American Recovery and Reinvestment Act to expand and strengthen HIPAA and increase penalties for violations, among other things;

•	the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;

•

the rules regarding billing for diagnostic tests reimbursable by the Medicare program, which prohibit a physician or other supplier from marking up the price of the technical component or professional component of a diagnostic test ordered by the physician or other supplier and performed by a physician who does not “share a practice” with the billing physician or supplier; and

•

state laws that prohibit other specified practices, such as billing physicians for testing that they order; waiving coinsurance, copayments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other payors.

These laws and regulations are complex and are subject to interpretation by the courts and by state and federal agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in state and federal health care programs, or prohibitions or restrictions on our laboratories’ ability to provide services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, or MCOs, and other private third-party payors.

Failure to comply with complex federal and state laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

We are subject to extensive state and federal laws and regulations governing the submission of claims for payment for our services, including those relating to: coverage of our services under Medicare, Medicaid and other state and federal health care programs; the amounts that we may bill for our services; and the party to which we must submit claims. Our failure to comply with applicable laws and regulations and with the policies and procedures of third-party payors could result in our inability to receive payment for our services or in attempts by third-party payors, such as Medicare and Medicaid, to recover payments already made. Submission of claims in violation of these laws and regulations can result in recoupment of payments already received, substantial civil monetary penalties, and exclusion from state and federal health care programs, and can subject us to liability under the federal False Claims Act and similar state laws. In particular, we could be adversely and materially affected if a state or federal agency determines that we provided services that were not medically necessary, especially if it were asserted that we contributed to the physician’s decision to order the allegedly unnecessary services. Further, a state or federal agency could attempt to hold us liable for causing the improper submission of claims by another entity for services that we performed if we were found to have knowingly participated in the arrangement at issue.

Our business could be harmed by the loss, suspension, or other restriction on a license, certification, or accreditation, or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state and federal laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many private third-party payors, for laboratory testing services. As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare and Medicaid Services, or CMS; a CMS agent (typically a state agency); or, if the laboratory is accredited, a CMS-approved accreditation organization.

Sanction for failure to comply with CLIA requirements, including proficiency testing violations, may be suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Some states have enacted state licensure laws that are more stringent than CLIA. Changes in state licensure laws that affect our ability to offer and provide diagnostic services across state lines could materially and adversely affect our business. In addition, state requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states.

Any sanction imposed under CLIA, its implementing regulations, or state laws or regulations governing licensure, or our failure to renew a CLIA certificate, a state license, or accreditation, could have a material adverse effect on our business. If the CLIA certificate of any one of our laboratories is revoked, CMS could seek revocation of the CLIA certificates of our other laboratories based on their common ownership or operation, even though they are separately certified.

Changes in the way that the FDA regulates tests performed by laboratories like ours could result in delay or additional expense in offering our tests and tests that we may develop in the future.

While the FDA has elected not to substantially regulate the activities or tests performed by laboratories like our clinical laboratories, the FDA has stated that it has the right to do so, and the FDA may seek to regulate or require clearance or approval of our molecular diagnostic or personalized medicine tests in the future. In July, 2010, the FDA’s office of In-Vitro Diagnostics held a public meeting to discuss oversight of laboratory developed tests. The FDA highlighted the lack of standardized clinical validation at the assay level under current CLIA regulatory guidelines and noted that CLIA does not require post-market surveillance or monitoring of laboratory developed tests. The comment period for providing the FDA with written comments expired on August 15, 2010, but the FDA has not yet published additional guidance on the oversight of laboratory developed tests. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our molecular diagnostic tests. If pre-market review is required, our business could be negatively impacted if we are required to stop selling molecular diagnostic tests pending their clearance or approval or the launch of any new tests that we develop could be delayed by new requirements.

If the government and third-party payors fail to provide coverage and adequate payment for our tests and future tests, if any, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, sales of our molecular diagnostic tests or any future diagnostic tests will depend in part, upon the availability of reimbursement from third-party payors. Such third-party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic tests they will pay for and the amounts that they will pay for new molecular diagnostic tests. The fact that a diagnostic test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic test will remain approved for reimbursement or that similar or additional diagnostic tests will be approved in the future. As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic tests. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future tests to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future tests might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing of many healthcare products. We expect that there will continue to be federal and state proposals to implement governmental controls or impose healthcare requirements. In addition, the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on product pricing. Cost control initiatives could decrease the price that we would receive for any tests in the future, which would limit our revenue and profitability.

Our business could be adversely impacted by the adoption of the ICD-10-CM Code Set and a new set of CPT codes for molecular genetic tests.

CMS has adopted a new coding set for diagnoses, commonly known as ICD-10-CM, which significantly expands the current coding set. ICD-10-CM is currently required to be used on all claims with dates of service on or after October 1, 2013. We may be required to incur significant expense in implementing ICD-10-CM, and, if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set, physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform. In October 2010, the American Medical Association CPT Editorial Panel approved 27 new analyte-specific codes (and will consider additional codes in 2011) to describe several molecular genetic tests that currently require multiple CPT codes for billing purposes. The new codes could replace the current codes used to bill all third-party payors, including Medicare, as soon as January 1, 2012. Reimbursement levels for the new codes have yet to be determined. If reimbursement levels for the new codes do not recognize the value of the molecular diagnostic tests, our revenues and earnings could be adversely impacted.

Risks Related to Our Common Stock

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

The market prices for securities of molecular diagnostic and other life science companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2011, our stock price has ranged from $14.11 per share to $27.13 per share. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	termination of the licenses underlying our molecular diagnostic and companion diagnostic tests;

•	delays or other problems with operating our laboratory facilities;

•	failure of any of our research and development programs;

•	changes in intellectual property laws of our patents or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;

•	introduction of technological innovations or new commercial tests by us or our competitors;

•	missing or changing the financial guidance we provide;

•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;

•	changes in the governmental regulatory approved process for our exiting and new tests:

•	failure to meet estimates or recommendations by securities analysts that cover our common stock;

•	public concern over our approved tests and any test candidates;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders;

•	general market conditions;

•	changes in the structure of healthcare payment systems and changes in the governmental or private insurers reimbursement levels for our molecular diagnostic tests;

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	failure of any of our test candidates to achieve commercial success;

•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;

•	economic, healthcare and diagnostic trends, disasters or crises and other external factors; and

•	period-to-period fluctuations in our financial results.

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

Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and re-adoption of our stockholders’ rights plan, or poison pill, could make a third-party acquisition of us difficult.

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

In part, we also implemented a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. Although the plan expired in July 2011, our Board of Directors could adopt a new plan at any time. The provisions in a stockholders’ rights plan, as well as Section 203, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market price, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of 307,000 square feet of building space in Salt Lake City dedicated to research and development, administration and laboratory space that has received federal certification under CLIA. Activity related to our molecular diagnostic business is performed at this location. We have signed an agreement with Myrexis, Inc, to sublease 87,000 square feet of our office and laboratory space through January 2013 with an option by Myrexis to renew the sublease for an additional 12 years in 3-year increments. The leases on our existing Salt Lake City facilities have terms of fifteen years, expiring from 2017 through 2025, and provide for renewal options for up to ten additional years.

In May 2011, we entered into a lease agreement for approximately 3,600 square feet in Munich, Germany that we anticipate to begin occupancy in October 2011. This space will be dedicated to laboratory space for the planned introduction of our molecular diagnostic business in Europe. The lease on our Munich Germany facility has a term of approximately 5 years expiring in October of 2021.

In addition, our newly acquired subsidiary, Myriad RBM, leases approximately 36,000 square feet in Austin, Texas under a lease that expires in June 2015. This space is dedicated to administration, research and development and laboratory space that has received federal certification under CLIA. We also lease approximately 5,500 square feet of laboratory and office space in Lake Placid, New York under a lease that expires in June of 2012. New immunoassay development and manufacturing of immunoassay kits is performed at this facility. This facility manufactures kits in compliance with Good Manufacturing Practices (“GMP”) to meet the requirements of the FDA for diagnostic tests. We also lease approximately 5,000 square feet of laboratory and office space in Reutlingen, Germany under a lease that expires in March of 2012. Cell co-culture systems and TruCulture products are manufactured at this location. This facility is designed to comply with ISO standards, the European Union equivalent of GMP. We also leas approximately 1,100 square feet of office space in Cambridge, U.K. under a lease that expires in February of 2012.

We believe that our existing facilities and equipment are well maintained and in good working condition. We believe our current facilities and those planned or under construction will provide adequate capacity for at least the next two years. We continue to make investments in capital equipment as needed to meet the anticipated demand for our molecular diagnostic tests.

Item 3.	LEGAL PROCEEDINGS

We are a defendant in a lawsuit brought by the Association for Molecular Pathology, et al. (the “Plaintiffs”) on May 12, 2009 in the United States District Court for the Southern District of New York (the “District Court”) before Judge Robert W. Sweet. The Plaintiffs sought a declaratory ruling that 15 claims of seven patents relating to the BRCA1 and BRCA2 genes, which patents are exclusively licensed to us, are invalid and unenforceable, and enjoining us (and the other defendants) from taking any actions to enforce these claims of these patents. The 15 claims at issue in the lawsuit are part of the intellectual property relating to our BRACAnalysis predictive medicine test for breast and ovarian cancer. On April 19, 2010, Judge Sweet entered a judgment in this lawsuit ruling that these 15 claims at issue were invalid. On June 16, 2010, we filed a Notice to Appeal with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”)appealing the District Court decision. On July 29, 2011 the Court of Appeals reversed the District Court’s decision, in part, holding that the nine composition claims relating to “isolated” DNA molecules and one method claim relating to screening potential cancer therapeutics via changes in cell growth rates are patent-eligible under 35 U.S.C. Section 101. However, the Court of Appeals affirmed the District Court’s decision that the remaining five method claims directed to

“comparing” or “analyzing” DNA sequences are patent ineligible. The Court of Appeals also affirmed the District Court’s decision to exercise declaratory judgment jurisdiction. We have not yet decided whether we will file a request for reconsideration or otherwise appeal the Court of Appeals’ decision. The Plaintiffs have not yet announced whether they will file a request for reconsideration or otherwise appeal the Court of Appeals’ decision. Apart from the 15 claims being challenged in this lawsuit, there are 164 separate claims under these seven patents which also cover the intellectual property utilized in, or related to, our BRACAnalysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Additionally, there are 17 other issued U.S. patents which also cover the intellectual property utilized in, or related to, our BRACAnalysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Accordingly, we do not believe that this lawsuit will have a material adverse impact on the Company.

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

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “MYGN.” The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market for the last two fiscal years:

	High	Low
Fiscal Year Ended June 30, 2011:
Fourth Quarter	$25.89	$19.85
Third Quarter	$23.15	$17.72
Second Quarter	$24.15	$16.07
First Quarter	$16.81	$14.11
Fiscal Year Ended June 30, 2010:
Fourth Quarter	$24.52	$14.91
Third Quarter	$27.13	$20.62
Second Quarter	$27.52	$22.38
First Quarter	$31.95	$24.28

Stockholders

As of August 9, 2011, there were approximately 115 stockholders of record of our common stock and, according to our estimates, approximately 24,937 beneficial owners of our common stock.

Dividends

We have not paid cash dividends to our stockholders since our inception. While we periodically evaluate returning cash to our shareholders, such as the payment of cash dividends, we currently intend to continue to reinvest the majority of our earnings in the business.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

On May 4, 2010, we announced a plan to repurchase up to $100 million of the Company’s common stock. On August 31, 2010, we announced that our board of directors authorized the repurchase of an additional $100 million of our common stock. We completed these two share repurchase programs in February 2011. On March 1, 2011, we announced a third plan to repurchase an additional $100 million of our outstanding common stock, including $50 million through an accelerated share repurchase program with J.P. Morgan that was completed during March 2011 for an aggregate purchase price of $54,839,000. The details of the activity during the fourth fiscal quarter of 2011 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	—	$—	—	$50,000,000
May 1, 2011 to May 31, 2011	—	—	—	50,000,000
June 1, 2011 to June 30, 2011	705,043	24.18	705,043	28,116,946
Total	705,043	$—	705,043

We expect the complete the balance of the share repurchase program announced on March 1, 2011 on or before September 30, 2011. On August 12, 2011, our board of directors authorized a fourth plan to repurchase an additional $200 million of our outstanding common stock. In connection with this stock repurchase authorization, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program to be executed at managements discretion based on market conditions.

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock, as adjusted for a two-for-one stock split effected on March 25, 2009, during a period commencing on June 30, 2006 and ending on June 30, 2011 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The NASDAQ Stock Market, Inc. and the NASDAQ Health Services Stock Index during such period. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance.

The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Select Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on June 30, 2006 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/30/2006	6/29/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011
Myriad Genetics, Inc.	100.00	147.29	180.28	282.38	118.42	179.88
NASDAQ Stock Index (U.S.)	100.00	119.19	104.26	85.34	99.27	132.35
NASDAQ Health Services Stocks	100.00	117.26	107.60	101.98	132.35	165.63

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

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2011 and 2010, as well as consolidated statements of operations for the years ended June 30, 2011, 2010, and 2009 and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years Ended June 30,
In thousands, except per share amounts	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Molecular diagnostic testing	$400,046	$362,648	$326,527	$222,855	$145,285
Companion diagnostic services	2,038	—	—	—	—

Total Revenue	402,084	362,648	326,527	222,855	145,285

Costs and expenses:
Costs of molecular diagnostic testing	45,637	44,286	43,267	32,340	30,813
Costs of companion diagnostic services .	1,077	—	—	—	—
Research and development expense	27,751	21,873	17,914	18,482	11,639
Selling, general and administrative expense	169,841	161,414	138,884	110,428	70,520

Total costs and expenses	244,306	227,573	200,065	161,250	112,972

Operating income	157,778	135,075	126,462	61,605	32,313

Other income (expense):
Interest income	2,226	5,660	12,478	13,709	12,112
Other	(353)	99	(2,493)	(320)	663

Income from continuing operations before income taxes	159,651	140,834	136,447	74,994	45,088
Income tax provision (benefit)	58,941	(11,469)	193	608	—

Income from continuing operations	100,710	152,303	136,254	74,386	45,088

Loss from discontinued operations	—	—	(51,639)	(26,541)	(80,050)

Net income (loss)	$100,710	$152,303	$84,615	$47,845	($34,962)

Earnings (loss) per basic share:
Continuing operations	$1.12	$1.58	$1.46	$0.84	$0.55
Discontinued operations	—	—	(0.60)	(0.30)	(1.00)

Earnings (loss) per basic share	$1.12	$1.58	$0.91	$0.54	($0.43)

Earnings (loss) per diluted share:
Continuing operations .	$1.10	$1.54	$1.38	$0.80	$0.52
Discontinued operations .	—	—	(0.50)	(0.30)	(0.90)

Earnings (loss) per diluted share	$1.10	$1.54	$0.86	$0.51	($0.40)

Weighted average shares outstanding:
Basic	89,794	96,338	93,492	88,378	82,110
Diluted	91,707	99,152	98,573	93,408	86,399

	As of June 30,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$417,314	$488,382	$392,225	$420,056	$308,312
Working capital	383,874	446,510	333,951	303,616	217,357
Total assets	610,827	593,847	466,421	499,342	375,540
Stockholders’ equity	$566,792	$557,581	$434,219	$425,655	$340,363

Quarterly Financial Data (Unaudited)

	Quarters Ended
In thousands, except per share amounts	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010
Consolidated Statement of Operations Data:
Molecular diagnostic testing	$105,374	$102,374	$100,440	$91,858
Companion diagnostic services	2,038	—	—	—

Total Revenue	107,412	102,374	100,440	91,858

Costs and expenses:
Costs of molecular diagnostic testing	11,447	11,133	12,046	11,011
Costs of companion diagnostic services	1,077	—	—	—
Research and development expense	9,230	6,667	6,092	5,762
Selling, general and administrative expense	43,881	42,750	43,716	39,494

Total costs and expenses	65,635	60,550	61,854	56,267

Operating income	41,777	41,824	38,586	35,591

Other income (expense):
Interest income	410	547	548	721
Other	(80)	(59)	(80)	(134)

Total other income	330	488	468	587
Income before income taxes	42,107	42,312	39,054	36,178
Income tax provision	16,066	14,372	14,863	13,640

Net income	$26,041	$27,940	$24,191	$22,538

Earnings per share:
Basic	$0.30	$0.32	$0.26	$0.24
Diluted	$0.30	$0.31	$0.26	$0.24
Weighted average shares outstanding:
Basic	86,144	88,206	91,528	93,263
Diluted	88,062	90,127	93,647	94,734

	Quarters Ended
In thousands, except per share amounts	Jun 30, 2010	Mar 31, 2010	Dec 31, 2009	Sep 30, 2009
Consolidated Statement of Operations Data:
Molecular diagnostic testing revenue	$93,929	$90,830	$92,768	$85,122

Costs and expenses:
Costs of molecular diagnostic testing revenue	11,262	10,880	11,083	11,062
Research and development expense	5,254	5,885	5,059	5,676
Selling, general and administrative expense	39,798	40,840	42,104	38,672

Total costs and expenses	56,314	57,605	58,246	55,410

Operating income	37,615	33,225	34,522	29,712
Other income (expense):
Interest income	984	1,232	1,531	1,913
Other	5	23	286	(215)

Total other income	989	1,255	1,817	1,698
Income before income taxes	38,604	34,480	36,339	31,410
Income tax provision (benefit)	(14,646)	1,229	980	968

Net income	$53,250	$33,251	$35,359	$30,442

Earnings per share:
Basic	$0.55	$0.34	$0.37	$0.32
Diluted	$0.54	$0.33	$0.36	$0.31

Weighted average shares outstanding:
Basic	96,269	96,853	96,270	95,970
Diluted	98,259	99,674	99,426	99,492

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading molecular diagnostic company focused on developing and marketing novel predictive medicine, personalized medicine, and prognostic medicine tests. We believe that the future of medicine lies in a shift from a treatment paradigm to a prevention paradigm. By understanding the genetic basis of disease, we believe that individuals who have a greater risk of developing disease can be identified and physicians can use this information to improve patient outcomes and better manage patient healthcare. We employ a number of proprietary technologies that help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset, progression and treatment of disease. We use this information to guide the development of new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and help guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

Our goal is to provide physicians with this critical information that may guide the healthcare management of their patients to diagnose the disease at an earlier stage when it may be more treatable, determine the most appropriate therapy, assess the aggressiveness of the disease or even potentially prevent disease.

On May 31, 2011, we completed the acquisition of the privately-held molecular diagnostic company, Rules-Based Medicine, Inc. of Austin, Texas, for a cash purchase price of approximately $80.0 million. The newly acquired company has been consolidated into our operations as Myriad RBM. The acquisition expands our product pipeline into new disease states, including neuroscience disorders, infectious diseases and inflammatory diseases, and adds eight new molecular diagnostic test candidates to our current pipeline. We believe that Myriad RBM’s strategic collaborations with over 20 major pharmaceutical and biotechnology companies, coupled with our position in PARP inhibitors and PI3K inhibitors, will allow us to create a leading franchise in companion diagnostics. In addition, our acquisition of Myriad RBM provides us with access to samples from additional patient cohorts for our diagnostic product development and is expected to enhance our industry-leading DNA and RNA technologies with in protein discovery and analysis.

On June 30, 2009, we separated our main molecular diagnostic business from our research and drug development businesses by transferring our research and drug development businesses along with $188.0 million of cash and marketable securities into our then wholly-owned subsidiary, Myriad Pharmaceuticals, Inc. (“MPI”). All outstanding shares of MPI were then distributed to our stockholders as a pro-rata, tax-free dividend on June 30, 2009 by issuing one share of MPI common stock for every four shares of our common stock to stockholders of record on June 17, 2009. The separation resulted in MPI operating as a completely independent publicly-traded entity. The results of operations for the former research and drug development activities conducted by us and by MPI until June 30, 2009 are included as part of this report for the periods prior to that date as discontinued operations. We do not have any ownership in MPI subsequent to the separation. MPI subsequently changed its name to Myrexis, Inc.

During the fiscal year ended June 30, 2011, we devoted our resources to supporting our predictive medicine, personalized medicine and prognostic medicine tests, as well as to the research and development of future molecular diagnostic candidates. We are also formulating our plans for future international expansion. See Note 10 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding our operating segments. Our consolidated revenues primarily consisted of sales of molecular diagnostic tests through our Myriad Genetic Laboratories subsidiary and companion diagnostic service revenue through our Myriad RBM subsidiary . During the year ended June 30, 2011, we reported net income from continuing operations of $100.7 million and diluted earnings per share of $1.10 that included income tax expense of $58.9 million. Income tax expense was primarily due to the application of our effective tax rate of approximately 37% of earnings while income tax expense for the same period in fiscal 2010 was comprised primarily of a one-time income tax benefit due to the reversal of a valuation allowance which had been established to offset our deferred tax assets until such time as we determined that the tax assets would be fully utilized. Due to the utilization of net operating loss carryforwards to offset our taxes payable, our actual cash payments for income taxes have been minimal compared to our current income tax expense. As of June 30, 2011, we had an accumulated deficit of $38.6 million.

We incurred research and development expenses from continuing operations of $27.8 million, $21.9 million, and $17.9 million for the years ended June 30, 2011, 2010, and 2009, respectively. Our research and development expenses include costs incurred in maintaining and improving our nine current molecular diagnostic tests offerings and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic test candidates.

Our sales and marketing expenses and general and administrative expenses include costs associated with building our molecular diagnostic business as well as costs associated with international expansion. In addition, we expect to incur certain expenses associated with the planning, facilities, general office and personnel costs, and laboratory set-up expenses associated with the set-up of our international operations. We expect that these costs will fluctuate from quarter to quarter and that such fluctuations may be substantial.

On May 4, 2010, we announced that our board of directors had authorized the repurchase of $100 million of our outstanding common stock. On August 31, 2010, we announced that our board of directors had authorized the repurchase of an additional $100 million of our outstanding common stock. As of February 28, 2011, we had completed the May and August 2010 share the repurchase programs. On March 1, 2011, we announced that our board of directors authorized a third plan to repurchase an additional $100 million of our outstanding common stock. In connection with this stock repurchase authorization, we entered into an accelerated share repurchase agreement, or the ASR program, with J.P. Morgan to repurchase $50 million of our common stock. The number of shares that were ultimately repurchased under the ASR program was based on the average daily volume-weighted average price of our common stock during a specified period less a predetermined discount per share. As of June 30, 2011, we and J.P. Morgan completed the ASR program and we repurchased and retired approximately 2.6 million shares of our common stock under the ASR program for an aggregate purchase price of $54.8 million. Repurchases under the remaining $28.1 million at June 30, 2011 authorized under the share repurchase program announced in March 2011 may be made through open market or privately negotiated purchases as determined by us. We expect to complete the remainder of the share repurchase program on or before September 30, 2011. On August 12, 2011, our board of directors authorized a fourth plan to repurchase an additional $200 million of our outstanding common stock. In connection with this stock repurchase authorization, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program to be executed at managements discretion based on market conditions. See also “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities– Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	share-based payment expense;

•	goodwill; and

•	income taxes

Revenue Recognition. Revenue includes the sale of molecular diagnostic tests for our predictive, personalized and prognostic medicine tests, and is recorded at the invoiced amount net of any discounts or allowances. Molecular diagnostic testing revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Revenue also includes sales of our companion diagnostic services and is also recorded at the invoiced amount net of any discounts or allowances. Revenue is recognized upon completion of the test or service, communication of results, and when collectability is reasonably assured.

Allowance for Doubtful Accounts. The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Trade accounts receivable are comprised of amounts due from sales of our molecular diagnostic tests, which are recorded net of any discounts or contractual allowances. We analyze trade accounts receivable and consider historic experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

After a review of our allowance for doubtful accounts as of June 30, 2011 and 2010, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $370,000 and $385,000, respectively.

Share-Based Payment Expense. We recognize share-based equity compensation in our consolidated statements of income at the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments.

Goodwill. We test goodwill for impairment on an annual basis and in the interim by reporting segment if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting segment with its carrying amount. If the carrying amount of the reporting segment exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting segment. If the carrying amount of the goodwill of the reporting segment exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

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

Results of Operations

Years ended June 30, 2011 and 2010

Revenue is comprised of sales of our molecular diagnostic tests and companion diagnostic services revenue. Total revenue for the fiscal year ended June 30, 2010 was $402.1 million compared to $362.6 million for the prior fiscal year, an increase of 11%. Of this 11% increase in revenue, approximately 7.5% is attributable to increased testing volume, approximately 2.5% is attributable to price increases and approximately 1% is due to new companion diagnostic service revenue in connection with our acquisition of Myriad RBM on May 31, 2011. Sales of our BRACAnalysis test account for approximately 86.4% of our total revenues. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of our tests by the medical community and increased patient testing volumes. While the markets in which we operate are still experiencing high unemployment, the economy appears to be improving and physician office visits were stable during the fiscal year ended June 30, 2011. There can be no assurance that revenues will continue to increase or remain at current levels or that we will be successful in expanding the sale of our tests outside the United States.

Total revenues of our molecular diagnostic tests and companion diagnostic services for the fiscal years ended June 30, 2011 and 2010 were as follows:

	June 30,
(In thousands)	2011	2010
Molecular diagnostic revenues:
BRACAnalysis	$352,964	$319,788
COLARIS & COLARIS AP	29,165	27,375
Other	17,917	15,485

Total molecular diagnostic revenues	400,046	362,648

Companion diagnostic service revenues	2,038	—

Total revenues	$402,084	$362,648

Our sales force is focused on two major markets, oncology and women’s health. Sales of molecular diagnostic tests in each market for the fiscal years ended June 30, 2011 and 2010 were as follows:

	June 30,
(In thousands)	2011	2010
Molecular diagnostic revenues:
Oncology	$283,087	$260,776
Women’s Health	116,723	101,638
Other	236	234

Total molecular diagnostic revenues	$400,046	$362,648

Cost of molecular diagnostic revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Molecular diagnostic cost of revenue for the fiscal year ended June 30, 2011 was $45.6 million compared to $44.3 million for the prior fiscal year. This increase of 3% in molecular diagnostic cost of revenue is primarily due to the 10% increase in molecular diagnostic revenues for the fiscal year ended June 30, 2011 compared to the prior fiscal year. Our molecular diagnostic gross profit margin was 89% for the fiscal year ended June 30, 2011 compared to 88% for the prior fiscal year. This modest increase in gross profit margins is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Cost of companion diagnostic services in connection with our acquisition of Myriad RBM on May 31, 2011, is $1.1 million for the month ended June 30, 2011. Our gross profit margin was 47% for companion diagnostic business for the fiscal year ended June 30, 2011. There can be no assurance that gross profit margins will continue to increase and we expect that our gross profit margins will fluctuate from quarter to quarter based on the introduction of new tests as well as new technologies and operating systems in our molecular diagnostic laboratory.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, molecular diagnostic development, equipment and facility costs. Research and development expenses for continuing operations incurred during the fiscal year ended June 30, 2011 were $27.8 million compared to $21.9 million for the prior fiscal year. This increase of 27% was primarily due to increased research and development costs associated with clinical studies to support our existing molecular diagnostic tests, internal molecular diagnostic test discovery and development, acquisition costs of new technologies and pipeline tests, and the launch of new tests. We expect our research and development expenses will increase over the next several years as we work to develop our test pipeline and expand our offerings of molecular diagnostic and companion diagnostic tests.

Selling, general and administrative expenses for continuing operations consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collections, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2011 were $169.8 million compared to $161.4 million for the prior fiscal year. This increase of 5% was primarily attributable to:

•	increase in costs of approximately $3.2 million from the planning and execution our international expansion efforts including various consulting, planning and set-up activities;

•	increased sales and marketing expense of approximately $3.2 million to support our 11% sales growth;

•	general increase in administrative costs of approximately $2.4 million due to acquisition, business development activities as well as to support the 11% growth in our revenues;

•	increased share-based payment expense of approximately $1.9 million;

•	offset by a decrease in bad debt expense of $2.3 million due to improved collection efforts.

We expect our selling, general and administrative expenses will continue to fluctuate depending on the number and scope of any new test launches, international expansion efforts, business development activities and efforts in support of our existing molecular diagnostic tests and companion diagnostic services.

Interest income for the fiscal year ended June 30, 2011 was $2.2 million, compared to $5.7 million for the prior fiscal year. The decrease was due primarily to lower market interest rates, the repurchase of approximately $200.5 million of Myriad common stock, and the $80 million of cash used in the acquistion of Rules-Based Medicine, Inc.

Income tax expense for the fiscal year ended June 30, 2011 was $58.9 million, for an effective rate of approximately 37%, compared to income tax benefit of $11.5 million in the 2010 period. Income tax benefit for the fiscal year ended June 30, 2010 consisted of the reversal in full of our valuation allowance previously offsetting our net deferred tax assets. Income tax expense for the year ended June 30, 2011 was based on the application of an annual effective tax rate and contained no benefit from the reversal of previous valuation allowances. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. Due to the utilization of net operating loss carryforwards that offset our taxes payable, our current income tax expense in fiscal 2011 is significantly higher than our actual cash paid for income taxes which primarily represented alternative minimum tax state tax liabilities (see Note 8 in the fiscal 2011 Notes to Consolidated Financial Statements).

Years ended June 30, 2010 and 2009

Revenue for the fiscal year ended June 30, 2010 was $362.6 million compared to $326.5 million for the prior fiscal year, an increase of 11%. Sales of BRACAnalysis accounted for approximately 88.2% our revenues. This 11% increase in revenue was primarily attributable to increased testing volume. Increased sales, marketing, and education efforts resulted in wider acceptance of our tests by the medical community and patients and increased testing volumes for the fiscal year ended June 30, 2010.

Cost of revenue for the fiscal year ended June 30, 2010 was $44.3 million compared to $43.3 million for the prior fiscal year. This increase of 2% in cost of revenue was primarily due to the 11% increase in revenues for the fiscal year ended June 30, 2010 compared to the prior fiscal year. Our gross profit margin was 88% for the fiscal year ended June 30, 2010 compared to 87% for the prior fiscal year. This modest increase in gross profit margins was primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory.

Research and development expenses for continuing operations incurred during the fiscal year ended June 30, 2010 were $21.9 million compared to $17.9 million for the prior fiscal year. This increase of 22% was primarily due to increased research and development costs associated with clinical studies to support our existing molecular diagnostic tests, internal molecular diagnostic test discovery and development and clinical studies undertaken to support our existing tests and the launch of new tests.

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

The income tax benefit of approximately $11.5 million for the fiscal year ended June 30, 2010 represented the reversal in full of our valuation allowance previously offsetting our deferred tax assets that was netted against our alternative miniumum tax and state tax expense (see Note 8 in the fiscal 2010 Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $71.1 million, or 15%, from $488.4 million at June 30, 2010 to $417.3 million at June 30, 2011. This decrease was primarily attributed to purchasing $200.5 million of our common stock under our share repurchase programs during fiscal 2011, our acquisition of Rules-Based Medicine, Inc. in May 2011 for approximately $80 million, expenditures for our internal research and development programs, the purchases of technology and capital assets, and other expenditures incurred in the ordinary course of business. The expenditures were offset by our collections from our molecular diagnostic sales.

Net cash provided by operating activities was $130.8 million, $155.1 million and $84.0 million during the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Net trade receivables increased $15.0 million between June 30, 2011 and June 30, 2010, primarily due to the increase in test sales during the same period. The decrease in cash provided from operating activities from June 30, 2011 to 2010 was primarily due to the decrease of deferred tax assets by $53.2 million and the utilization of excess tax benefit from share-based compensation of $58.8 million, primarily due to utilization of net operating losses to offset our taxes payable.

Our investing activities used cash of $54.4 million, $76.7 million and $206.3 million during the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Cash used in investing activities for the fiscal year ended June 30, 2011 was primarily comprised of the $80.0 million for the acquisition of Myriad RBM and $425.2 million for the purchase of marketable investment securities offset by $456.1 million in proceeds from maturities and sales of marketable investment securities. Cash used in investing activities from the prior fiscal years ended June 30, 2010 and 2009 was primarily due to the purchase of marketable investment securities offset by proceeds from maturities and sales of marketable investment securities as well as capital expenditures for research and laboratory equipment. The decrease in cash used in investing activities from the from fiscal year ended June 30, 2009 was primarily due to the proceeds from sales and maturities of marketable investment securities during the year.

Financing activities used cash of $116.6 million, $49.1 million, and $51.9 million during the fiscal years ended June 30, 2011, 2010 and 2009. Cash utilized from financing activities in 2011 and 2010 was primarily due to the purchase of $200.5 million and $71.4 million of our common stock through our share repurchase program. The cash used in the share purchase was offset by cash provided by the exercise of stock options and sales of our shares under our Employee Stock Purchase Plan.

We believe that with our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic tests and companion diagnostic services, we will have adequate funds to maintain our current and planned operations for at least the foreseeable future, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise financing. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	termination of the licenses underlying our molecular diagnostic tests or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	the costs and expenses incurred in supporting our existing molecular diagnostic tests and expanding into foreign markets;

•	the progress, results and cost of developing and launching additional molecular diagnostic tests and offering additional companion diagnostic services;

•

potential business development activities and acquisitions, such as our acquisition of Myriad RBM, and our ability to successfully integrate and achieve the expected benefits of our business development activities and acquisitions;

•	changes in the government regulatory approval process for our tests;

•	the progress, costs and results of our international expansion efforts;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and companion diagnostic services;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us;

•	the introduction of technological innovations or new commercial tests by our competitors;

•	changes in intellectual property laws covering our molecular diagnostic tests and companion diagnostic services and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers reimbursement levels for our tests; and changes in structure of the healthcare system or healthcare payment systems

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our consolidated contractual obligations as of June 30, 2011 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Operating leases	$88,910	$8,891	$17,331	$17,655	$45,033
Purchase obligations	2,324	2,324	—	—	—

Total	$91,234	$11,215	$17,331	$17,655	$45,033

The expected timing of payment for the obligations listed above is estimated based on current information. Actual payment timing and amounts may differ depending on the timing of goods or services received or other changes. The table above only includes payment obligations that are fixed or determinable. The table excludes royalties to third parties based on future sales of any of our product candidates that are approved for sale, as the amounts, timing, and likelihood of any such payments are based on the level of future sales of tests and are unknown.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and companion diagnostic services may decline or will not continue to increase at historical rates; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and companion diagnostic services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and companion diagnostic services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and companion diagnostic services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our generic testing in general or our tests in particular; risks related to regulatory developments or enforcement in the United States and foreign countries and changes in the structure of healthcare payment systems; our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; our ability to successfully integrate and derive benefits from any technologies or businesses that we acquire; the development of competing tests and services; the risk that we or our licensors may be unable to protect the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report.

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

As of June 30, 2011 we have net unrealized gains of $0.2 million in our investment portfolio. For the year ended June 30, 2011 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of financial institutions. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $1.0 million and $1.2 million as of June 30, 2011 and 2010, respectively. We do not utilize derivative financial instruments to manage our interest rate risks.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On May 31, 2011, we completed our purchase of Rules-Based Medicine, Inc. As permitted by the Securities and Exchange Commission, management has elected to exclude Rules-Based Medicine, Inc. from management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011. Total assets and net assets of Rules-Based Medicine, Inc. represent 14% and 14%, respectively, and revenues and net income of Rules-Based Medicine represent 1% and (1)% of our total assets, net assets, revenues and net income as reported in our consolidated financial statements as of and for the year ended June 30, 2011.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2011, our internal control over financial reporting is effective based on those criteria.

b.	Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.:

We have audited Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Myriad Genetics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rules Based Medicine Inc., which is included in the 2011 consolidated financial statements of Myriad Genetics, Inc. and constituted 14% and 14% of total and net assets, respectively, and 1% and (1) % of revenues and net income, respectively, for the year ended June 30, 2011. Our audit of internal control over financial reporting of Myriad Genetics, Inc. also did not include an evaluation of the internal control over financial reporting of Rules Based Medicine, Inc.

In our opinion, Myriad Genetics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Myriad Genetics, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2011, and our report dated August 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

August 15, 2011

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

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on December 2, 2011.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Management and Corporate Governance-Committees of the Board of Directors and Meetings-Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Compensation Committee Report” and “Compensation Practices and Policies Relating to Risk Management” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on December 2, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on December 2, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on December 2, 2011.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants” in our Proxy Statement for the 2011 Annual Meeting of the Stockholders to be held on December 2, 2011.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II—Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2011, 2010, and 2009

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

The exhibits which are filed with or incorporated by reference into this Annual Report on Form 10-K are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2011.

MYRIAD GENETICS, INC.

By:	/S/ PETER D. MELDRUM
Peter D. Meldrum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ PETER D. MELDRUM Peter D. Meldrum	President, Chief Executive Officer and Director (principal executive officer)	August 15, 2011

BY:	/s/ JAMES S. EVANS James S. Evans	Chief Financial Officer (principal financial and accounting officer)	August 15, 2011

By:	/s/ JOHN T. HENDERSON John T. Henderson, M.D.	Chairman of the Board	August 15, 2011

By:	/s/ WALTER GILBERT Walter Gilbert, Ph.D.	Vice Chairman of the Board	August 15, 2011

By:	/s/ LAWRENCE C. BEST Lawrence C. Best	Director	August 15, 2011

By:	/s/ HEINER DREISMANN Heiner Dreismann, Ph.D.	Director	August 15, 2011

By:	/s/ DENNIS LANGER Dennis Langer, M.D., J.D.	Director	August 15, 2011

By:	/s/ S. LOUISE PHANSTIEL S. Louise Phanstiel	Director	August 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics and subsidiaries at June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myriad Genetics Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Salt Lake City, Utah

August 15, 2011

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2011 and 2010

(In thousands, except per share amounts)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$52,681	$92,840
Marketable investment securities	293,776	310,388
Prepaid expenses	5,499	4,054
Inventory, net	5,668	—
Trade accounts receivable, less allowance for doubtful accounts of $3,700 in 2011 and $4,400 in 2010	50,272	47,801
Deferred taxes	9,790	18,560
Other receivables	575	333

Total current assets	418,261	473,976

Equipment and leasehold improvements:
Equipment	46,912	48,941
Leasehold improvements	17,201	16,332

	64,113	65,273
Less accumulated depreciation	41,033	42,012

Net equipment and leasehold improvements	23,080	23,261

Long-term marketable investment securities	70,857	85,154
Long-term deferred taxes	25,863	9,404
Intangibles, net	16,715	2,052
Goodwill	56,051	—

Total assets	$610,827	$593,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,395	$8,870
Accrued liabilities	21,645	18,596
Deferred revenue	1,347	—

Total current liabilities	34,387	27,466

Unrecognized tax benefits	9,648	8,800

Total liabilities	44,035	36,266

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 150,000 shares; issued and outstanding 86,244 shares in 2011 and 94,046 shares in 2010	862	940
Additional paid-in capital	604,409	566,967
Accumulated other comprehensive income	151	139
Accumulated deficit	(38,630)	(10,465)

Total stockholders’ equity	566,792	557,581

Total liabilities and stockholders’ equity	$610,827	$593,847

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

Years ended June 30, 2011, 2010 and 2009

(In thousands, except per share amounts)

	2011	2010	2009
Molecular diagnostic testing	$400,046	$362,648	$326,527
Companion diagnostic services	2,038	—	—

Total revenue	402,084	362,648	326,527
Costs and expenses:
Cost of molecular diagnostic testing	45,637	44,286	43,267
Cost of companion diagnostic services	1,077	—	—
Research and development expense	27,751	21,873	17,914
Selling, general, and administrative expense	169,841	161,414	138,884

Total costs and expenses	244,306	227,573	200,065

Operating income	157,778	135,075	126,462

Other income (expense):
Interest income	2,226	5,660	12,478
Other	(353)	99	(2,493)

Total other income	1,873	5,759	9,985
Income from continuing operations before income taxes	159,651	140,834	136,447
Income tax provision (benefit)	58,941	(11,469)	193

Income from continuing operations	$100,710	$152,303	$136,254

Discontinued operations (Note 15)
Loss from discontinued operations	—	—	(51,639)

Net income	$100,710	$152,303	$84,615

Earnings (loss) per basic share
Continuing operations	$1.12	$1.58	$1.46
Discontinued operations	—	—	(0.55)

Earnings per basic share	$1.12	$1.58	$0.91

Earnings (loss) per diluted share
Continuing operations	$1.10	$1.54	$1.38
Discontinued operations	—	—	(0.52)

Earnings per diluted share	$1.10	$1.54	$0.86

Weighted average shares outstanding
Basic	89,794	96,338	93,492
Diluted	91,704	99,152	98,573

See accompanying notes to consolidated financial statements

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2011, 2010 and 2009

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income	Stockholders’ equity
	Shares	Amount
Balances at June 30, 2008	89,488	894	629,553	(237)	(204,555)		425,655

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	6,408	65	84,144	—	—		84,209
Share-based payment expense	—	—	25,682	—	—		25,682
Separation of Myriad Pharmaceuticals, Inc.	—	—	(188,947)	—	—		(188,947)
Net income	—	—	—	—	84,615	84,615	84,615
Change in unrealized gains on marketable investment securities	—	—	—	—	—	3,005	—

Other comprehensive income	—	—	—	3,005	—	3,005	3,005

Comprehensive income						$87,620

Balances at June 30, 2009	95,896	$959	$550,432	$2,768	$(119,940)		$434,219

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	2,090	20	22,285	—	—		22,305
Share-based payment expense	—	—	22,776	—	—		22,776
Repurchase and retirement of common stock	(3,940)	(39)	(28,526)	—	(42,828)		(71,393)
Net income	—	—	—	—	152,303	152,303	152,303
Change in unrealized gains on marketable investment securities, net of tax	—	—	—	—	—	(2,629)	—

Other comprehensive income, net of tax	—	—	—	(2,629)	—	(2,629)	(2,629)

Comprehensive income						$149,674

Balances at June 30, 2010	94,046	$940	$566,967	$139	$(10,465)		$557,581

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	2,022	20	25,040	—	—		25,060
Share-based payment expense	—	—	25,088	—	—		25,088
Stock-based compensation tax benefits	—	—	58,831				58,831
Repurchase and retirement of common stock	(9,824)	(98)	(71,517)	—	(128,875)		(200,490)
Net income	—	—	—	—	100,710	100,710	100,710
Change in unrealized gains on marketable investment securities, net of tax	—	—	—	—	—	6	—
Change in foreign currency translation adjustment	—	—	—	—	—	6	—

Other comprehensive income, net of tax	—	—	—	12	—	12	12

Comprehensive income						$100,722

Balances at June 30, 2011	86,244	$862	$604,409	$151	$(38,630)		$566,792

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$100,710	$152,303	$84,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,219	7,084	9,449
Loss on disposition of assets	—	496	506
Share-based compensation expense	25,088	22,776	25,682
Bad debt expense	16,182	18,476	15,947
Non-cash expense related to in-process research and development technology	2,000	—	—
Unrecognized tax benefits	(148)	9,797	—
Excess tax benefit from share-based compensation	(58,831)	—	—
(Gain) loss on sale of marketable investment securities	(3)	(397)	1,986
Changes in operating assets and liabilities:	—
Prepaid expenses	(412)	(61)	(1,090)
Trade accounts receivable	(14,989)	(21,660)	(19,901)
Other receivables	(202)	22	4,081
Inventory	203	—	—
Deferred income taxes	53,156	(28,050)	—
Accounts payable	287	(5,307)	(10,707)
Accrued liabilities	924	(393)	(24,526)
Deferred revenue	(425)	—	(2,000)

Net cash provided by operating activities	130,759	155,086	84,042

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(3,792)	(7,895)	(7,525)
Acquisition of Rules-Based Medicine, Inc. (see Note 14), net of cash acquired	(79,417)	—	—
Purchase of in-process research and development technology	(2,000)	—	—
Purchase of other assets	(100)	(100)	(2,100)
Proceeds from sale of intellectual property	—	300
Purchases of marketable investment securities	(425,153)	(477,558)	(308,566)
Proceeds from maturities and sales marketable investment securities	456,072	408,585	111,849

Net cash used in investing activities	(54,390)	(76,668)	(206,342)

Cash flows from financing activities:
Cash and cash equivalents contributed to Myriad Pharmaceuticals, Inc.	—	—	(136,133)
Net proceeds from common stock issued under share-based compensation plans	25,060	22,305	84,209
Excess tax benefit from share-based compensation	58,831	—	—
Repurchase and retirement of common stock	(200,490)	(71,393)	—

Net cash provided by financing activities	(116,599)	(49,088)	(51,924)

Effect of foreign exchange rates on cash and cash equivalents	71	—	—
Net increase (decrease) in cash and cash equivalents	(40,159)	29,330	(174,224)
Cash and cash equivalents at beginning of year	92,840	63,510	237,734

Cash and cash equivalents at end of year	$52,681	$92,840	$63,510

Supplemental cash flow information:
Cash paid during the year for income taxes	$9,091	$3,697	$801
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders’ equity	$(4)	$(2,629)	$3,005
Transfer of assets, net of liabilities to Myriad Pharmaceuticals, Inc.	$—	$—	$52,814

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011, 2010 and 2009

(1)	Organization and Summary of Significant Accounting Policies

(a)	Business Description and Basis of Presentation

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading molecular diagnostic company focused on developing and marketing novel predictive medicine, personalized medicine and prognostic medicine tests. The Company employs a number of proprietary technologies that help it to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset, and progression of disease. The Company uses this information to guide the development of new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine). The Company’s corporate headquarters is located in Salt Lake City, Utah.

On May 31, 2011, the Company completed the acquisition of the privately-held molecular diagnostic company, Rules-Based Medicine, Inc. of Austin, Texas, for a cash purchase price of approximately $80,000,000. As of June 30, 2011, Rules-Based Medicine, Inc. is operating as a wholly-owned subsidiary of Myriad under the name of Myriad RBM, Inc. (“Myriad RBM”). The acquisition expands Myriad’s product pipeline into new disease states, including neuroscience disorders, infectious diseases and inflammatory diseases. Myriad RBM complements the Company’s research capabilities in DNA and RNA nucleic acid analysis with proprietary multiplex immunoassay (protein) technology.

The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Myriad Genetics, Inc. and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad RBM, Inc., Myriad Financial, Inc., Myriad Therapeutics, Inc. and Myriad GmbH through June 30, 2011. All intercompany amounts have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(b)	Spin-off of Research and Pharmaceutical Businesses

On June 30, 2009, the Company separated its molecular diagnostic business from its research and drug development businesses by transferring its research and drug development businesses into its then wholly-owned subsidiary Myriad Pharmaceuticals Inc. (“MPI”). The Company contributed $188 million of cash and marketable securities to MPI and all outstanding shares of MPI were then distributed to the Company’s stockholders as a pro-rata, tax-free dividend on June 30, 2009 by issuing one share of MPI common stock for every four shares of the Company’s common stock to stockholders of record on June 17, 2009. The separation resulted in MPI operating a completely independent publically traded entity. The results of operations for the former research and drug development businesses conducted until June 30, 2009 are designated for the periods prior to the separation as discontinued operations in the accompanying financial statements. The Company does not have any ownership or other form of interest in MPI subsequent to the separation (see notes 15). MPI has subsequently changed its name to Myrexis, Inc. and is traded on the NASDAQ Global Market under the ticker symbol “MYRX”.

(c)	Marketable Investment Securities

The Company has classified its marketable investment securities as available for sale. Available-for-sale investment securities with remaining maturities of greater than one year are classified as

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

long-term. Available-for-sale investment securities with remaining maturities of less than one year are classified as short-term. Available-for-sale investment securities with remaining maturities of less than three months are classified as cash equivalents. Marketable securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The following is a summary of other-than-temporary impairments recognized during the years ended June 30, 2011, 2010, and 2009.

	Years Ended June 30,
(In thousands)	2011	2010	2009
Other-than-temporary impairments recognized	$—	$—	$2,000

(d)	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are comprised of amounts due from sales of the Company’s molecular diagnostic tests and companion diagnostic services and are recorded at the invoiced amount, net of discounts and contractual allowances. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable, which is based on historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(e)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. Repairs and maintenance are charged to expense as incurred. For the years ended June 30, 2011, 2010, and 2009, the Company recorded the depreciation expense as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
(In thousands)
Depreciation expense	$6,833	$6,761	$9,032

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

(f)	Inventory

Inventories consist of reagents and testing kits. Inventories are stated at the lower of cost or market on a first-in, first-out basis. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels.

The Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are expensed. The valuation of inventories requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on management’s assessment of current and expected orders from the Company’s customers.

(g)	Intangible Assets and Other Long-Lived Assets

Intangible and other assets as of June 30, 2011 are comprised of acquired patents and intellectual property and purchased in-process research and development. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life.

The Company continually reviews and monitors long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment of long-lived assets were recorded for the years ended June 30, 2011, 2010, and 2009.

(h)	Goodwill

At June 30, 2011, the Company recorded goodwill of $56,051,000 from the acquisition of Rules-Based Medicine, Inc. that was completed on May 31, 2011 (see Note 14). Goodwill is tested for impairment on an annual basis and in the interim by reporting segment if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting segment with its carrying amount. If the carrying amount of the reporting segment exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting segment. If the carrying amount of the goodwill of the reporting segment exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

(i)	Revenue Recognition

Molecular diagnostic testing revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Revenue from the sale of molecular diagnostic tests and related marketing agreements is recorded at the invoiced amount net of

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

any discounts or contractual allowances. Revenue is recognized upon completion of the test, communication of results to the patient, and when collectability is reasonably assured.

Companion diagnostic service revenues is recognized when the testing service has been completed and the results of the tests are transferred to the customer. TruCulture revenues are recorded upon shipment to customers. In addition, Myriad RBM has received national, state, foreign government and private foundation grants and contracts. Revenue associated with these grants and contracts are recognized in the period in which qualifying costs for the services by the grants and contracts are incurred and the related grant or contract fee is earned.

(j)	Income Taxes

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

(k)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an anti-dilutive effect were not included in the diluted earnings per share for the years ended June 30, 2011, 2010 and 2009.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

(In thousands)	Years Ended June 30,
	2011	2010	2009
Denominator:
Weighted-average shares outstanding used to compute basic EPS	89,794	96,338	93,492
Effect of dilutive stock options	1,910	2,814	5,081

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	91,704	99,152	98,573

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

Certain outstanding stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

(In thousands)	Years Ended June 30,
	2011	2010	2009
Anti-dilutive options excluded from EPS computation	8,666	6,434	3,092

(l)	Use of Estimates

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2011 and 2010 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2011:
Cash and cash equivalents:
Cash	$24,012	$—	$—	$24,012
Cash equivalents	28,679	—	(10)	28,669

Total cash and cash equivalents	52,691	—	(10)	52,681

Available-for-sale:
Corporate bonds and notes	212,056	307	(10)	212,353
Federal agency issues	150,832	118	(20)	150,930
Auction rate securities	1,500	—	(150)	1,350

Total	$417,079	$425	$(190)	$417,314

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

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

The following summarizes the maturities of debt securities classified as cash, cash equivalents and available-for-sale at June 30, 2011 (in thousands):

	Amortized	Estimated
	cost	fair value
Cash	$24,012	$24,012
Cash equivalents	28,679	28,669
Available-for-sale:
Due within one year	293,474	293,776
Due after one year through five years	69,414	69,507
Due after five years	1,500	1,350

Total	$417,079	$417,314

Debt securities in an unrealized loss position as of June 30, 2011 were not impaired at acquisition and the declines in fair value are not attributed to declines in credit quality. Management believes that it is more likely than not that the securities will be held until a recovery of par value. All securities in an unrealized loss position as of June 30, 2011 are debt securities. Debt securities available for sale in a gross unrealized loss position as of June 30, 2011 and 2010 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
At June 30, 2011:

Cash equivalents	$8,990	$(10)	$—	$—	$8,990	$(10)
Debt securities:
Corporate bonds and notes	12,901	(6)	14,147	(4)	27,048	(10)
Federal agency issues	9,691	(8)	8,988	(12)	18,679	(20)
Auction Rate Securities	—	—	1,350	(150)	1,350	(150)

	$31,582	$(24)	$24,485	$(166)	$56,067	$(190)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

At June 30, 2010:

Debt securities:
Corporate bonds and notes	$88,329	$(228)	$28,713	$(111)	$117,042	$(339)
Federal agency issues	10,093	(1)	—	—	10,093	(1)
Auction Rate Securities	—	—	1,350	(150)	1,350	(150)

	$98,422	$(229)	$30,063	$(261)	$128,485	$(490)

(3)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of our financial assets that the Company re-measured:

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2011
Money market funds (a)	$9,680	$—	$—	$9,680
Corporate bonds and notes	—	222,352	—	222,352
Federal agency issues	—	159,920	—	159,920
Auction rate securities	—	—	1,350	1,350

Total	$9,680	$382,272	$1,350	$393,302

(a)	Money market funds are primarily comprised of government and agency obligations and accrued interest

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2010
Money market funds (a)	$29,929	$—	$—	$29,929
Corporate bonds and notes	—	296,987	—	296,987
Federal agency issues	—	136,802	—	136,802
Auction rate securities	—	—	1,350	1,350

Total	$29,929	$433,789	$1,350	$465,068

(a)	Money market funds are primarily comprised of government and agency obligations and accrued interest

Our Level 1 assets include cash and money market instruments. Level 2 assets consist of our marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and euro bonds. As of June 30, 2011, the investments which were measured using unobservable (Level 3) inputs were limited to our investment in auction rate securities. These investments are measured at an amount based on valuations which approximate fair value. There was no change in the composition of our Level 3 assets during the period ended June 30, 2011.

(4)	Goodwill and Other Intangible Assets

Goodwill

At June 30, 2011, the Company recorded goodwill of $56,051,000 from the acquisition of Rules-Based Medicine, Inc. that was completed on May 31, 2011 (see Note 14). The Company recorded no impairment of goodwill for the period ended June 30, 2011.

Intangible Assets

Intangible assets primarily consist of amortizable assets of licenses and technologies, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development and trademarks that were recorded as part of the Company’s purchase of Rules-Based Medicine, Inc. on May 31, 2011. As part of the acquisition, the Company acquired intangible assets customer relationships, certain technology and in-process research in development (see Note 14). The following summarizes the amounts reported as intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
at June 30, 2011
Purchased licenses and technologies	$6,400	$(2,096)	$4,304
Customer relationships	4,650	(39)	4,611

Total amortized intangible assets	11,050	(2,135)	8,915

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total unamortized intangible assets	7,800	—	7,800

Total intangible assets	$18,850	$(2,135)	$16,715

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

	Gross Carrying Amount	Accumulated Amortization	Net
at June 30, 2010
Purchased licenses	$3,800	$(1,748)	$2,052

Total intangible assets	$3,800	$(1,748)	$2,052

The weighted average amortization period for purchased licenses and technologies and customer relationships is approximately 10 years.

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended June 30,
(In thousands)	2011	2010	2009
Amortization on intangible assets	$386	$323	$417

Future estimated amortization expense as of June 30, 2011 for the five succeeding fiscal years is as follows (in thousands):

Fiscal year ending:
2012	$1,100
2013	966
2014	900
2015	900
2016	900

$4,766

(5)	Leases

The Company leases office and laboratory space under five non-cancelable operating leases, with terms that expire between 2017 and 2025 in Salt Lake City, Utah, one cancelable lease for office and laboratory space with a term of five years in Munich, Germany, and under four non-cancelable operating leases for Myriad RBM for office and laboratory space that expire between 2012 and 2015 in Austin, Texas; Lake Placid, New York; Cambridge, United Kingdom; and Reutlingen, Germany. The Company also leases information technology equipment under four non-cancelable leases, with terms that expire in 2012.

The following is a summary of the Company’s rental expense for the fiscal years reported (in thousands):

	Years Ended June 30,
	2011	2010	2009
Rental expense	$5,548	$3,619	$5,283

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

Future minimum lease payments under the Company’s current leases as of June 30, 2011 are as follows (in thousands):

Fiscal year ending:
2012	$8,891
2013	8,566
2014	8,765
2015	8,975
2016	8,680
Thereafter	45,033

$88,910

The Company entered into a sublease agreement on July 1, 2009 with MPI that provides for the sublease of certain office and laboratory space for a period of three years from the commencement date with the option to extend for an additional four three-year periods. The following is a summary of lease payments received by the Company for the years reported (in thousands):

	Years Ended June 30,
	2011	2010	2009
Lease payments received	$2,623	$2,895	$—

The expected future minimum lease payments receivable under the Company’s sub-lease agreements are (in thousands):

	Years Ended June 30,
	2012	2013	2014
Future minimum lease payments receivable	$2,618	$1,547	$—

(6)	Share-Based Compensation

On December 3, 2010, the Company’s shareholders approved the adoption of the 2010 Employee, Director and Consultant Equity Incentive Plan (the “2010 Plan”). The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, and consultants and directors. Under the 2010 Plan, 3,500,000 shares of common stock were initially authorized for issuance. The 2010 Plan also allows for the issuance of shares of common stock that are represented by options outstanding under the Company’s 2003 Employee, Director and Consultant Option Plan (the “2003 Plan”) and 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”), both of which have been terminated, that expire or are cancelled without delivery of shares of common stock on or after December 3, 2010, the date of stockholder approval of the 2010 Plan. As of June 30, 2011, 536,000 shares have been transferred to the 2010 Plan under these provisions and up to approximately 12,918,000 shares represented by options that remain outstanding under the 2002 Plan and 2003 Plan will transfer to the 2010 Plan if the options are cancelled or expire without delivery of the shares of stock by the Company. The exercise price of options granted in 2011, 2010, and 2009 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. As of June 30, 2011, 2,502,000 shares are available for future grant under the 2010 Plan.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30:

	2011	2010	2009
Risk-free interest rate	1.8%	1.8%	2.4%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	4.2 - 4.4	4.1 - 4.3	4.7 - 5.7
Expected volatility	43%	45%	42%

Expected option lives and volatilities are based on historical data of the Company and other factors.

A summary of activity is as follows:

	2011		2010		2009
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	14,116,938	$18.03	14,372,056	$15.66	17,706,066	$11.34
Options granted	3,102,440	17.63	2,728,080	26.58	3,480,780	25.99
Less:
Options exercised	(1,876,303)	12.06	(1,968,450)	10.28	(6,271,853)	9.14
Options canceled or expired	(889,162)	26.09	(1,014,748)	22.53	(542,937)	17.13

Options outstanding at end of year	14,453,913	18.22	14,116,938	18.03	14,372,056	15.66

Options exercisable at end of year	7,794,782	15.53	7,741,122	13.93	7,212,040	12.10
Options vested and expected to vest	13,662,687	18.10	12,830,455	17.46	13,176,035	15.36
Weighted average fair value of options granted during the year		6.61		10.00		14.87

The following table summarizes information about stock options outstanding at June 30, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2011	Weighted average exercise price
$ 3.80 - 12.64	3,624,615	3.92	$ 8.67	3,624,615	$ 8.67
12.72 - 18.00	4,224,095	8.48	16.06	1,048,674	13.87
18.05 - 23.11	3,791,995	7.35	21.49	1,801,800	20.69
23.18 - 30.56	2,813,208	7.93	29.35	1,319,693	28.66

	14,453,913	6.93		7,794,782	15.53

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

Share-based compensation expense recognized and included in the consolidated statements of operations for the fiscal years ended June 30, 2011, 2010 and 2009 was as follows:

	Years Ended June 30,
(In thousands)	2011	2010	2009
Cost of revenue	$1,200	$1,005	$824
Research and development	3,902	3,689	3,135
Selling, general, and administrative	19,986	18,082	13,192

Stock-based compensation expense for continuing operations	25,088	22,776	17,151

Discontinued operations	—	—	8,531

Total employee stock-based compensation expense	$25,088	$22,776	$25,682

The Company has unrecognized share-based compensation cost related to share-based compensation granted under our current plans. The estimated unrecognized share-based compensation cost and related weighted average recognition period, aggregate intrinsic value of options outstanding, and aggregate intrinsic value of options for the year ended June 30, 2011 is as follows:

(In thousands)	As of June 30, 2011
Unrecognized share-based compensation cost	$38,139
Aggregate intrinsic value of options outstanding	$84,350
Aggregate intrinsic value of options fully vested	$64,073

The estimated unrecognized share-based compensation cost will be recognized over a weighted-average period of 2.4 years.

The total intrinsic value of options exercised during 2011, 2010 and 2009 was as follows:

	Years Ended June 30,
(In thousands)	2011	2010	2009
Total intrinsic value of options exercised	$20,215	$26,797	$141,100

The Company also has an Employee Stock Purchase Plan (“the Plan”) which was adopted and approved by the board of directors and stockholders in December 1994. As most recently amended in November 2006, a maximum of 2,000,000 shares of common stock may be purchased by eligible employees under the Plan. At June 30, 2011, a total of 1,746,000 shares of common stock had been purchased under the Plan. Shares purchased under and compensation expense associated with the Plan for the years reported are as follows:

	Years Ended June 30,
(In thousands)	2011	2010	2009
Shares purchased under the Plan	145	121	136
Plan compensation expense	$807	$823	$952

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

The fair value of shares issued under the Plan for each period reported was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate	0.1%	0.2%	0.5%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	35%	50%	54%

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

(7)	Stockholders’ Equity

Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	June 30,
(In thousands)	2011	2010
Net income	$100,710	$152,303
Unrealized gain (loss) on available-for-sale securities, net of tax	6	(2,629)
Change in foreign currency translation adjustment	6	—

Comprehensive income	$100,722	$149,674

Stock Repurchase Program

On May 4, 2010, the Company announced that its board of directors authorized the repurchase of $100,000,000 of the Company’s outstanding common stock that was completed in August of 2010. On August 31, 2010, the Company announced that its board of directors authorized the repurchase of an additional $100,000,000 of the Company’s outstanding common stock that was completed in February of 2011.

On March 1, 2011, the Company announced that its board of directors authorized a third plan to repurchase an additional $100,000,000 of the Company’s outstanding common stock. In connection with this stock

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

repurchase authorization, the Company entered into an accelerated share repurchase program (“ASR program”) with J.P. Morgan to repurchase $50,000,000 of the Company’s common stock. The number of shares that were ultimately repurchased by the Company under the ASR program was based on the average daily volume-weighted average price of its common stock during a specified period less a predetermined discount per share. After making the initial payment of $50,000,000, the Company was not obligated to deliver any cash or shares to J.P. Morgan. As of June 30, 2011, the Company and J.P. Morgan completed the ASR program and the Company retired 2,568,000 shares of the Company’s common stock for an aggregate purchase price of $54,839,000 under the ASR program.

The Company accounted for the ASR program as two separate transactions: (a) as shares of common stock acquired in a treasury transaction recorded on the transaction date and (b) as a forward contract indexed to the Company’s common stock. As such, the Company accounted for the approximate 2,568,000 shares that it received as a repurchase of its common stock and retired those shares immediately for earnings per share purposes. The Company determined that the forward contract indexed to the Company’s common stock met all the applicable criteria for equity classification, and therefore the contract was not accounted for as a derivative under accounting guidance.

As of June 30, 2011, the Company has repurchased $17,044,000 of shares under the remaining $50,000,000 authorization from the share repurchase program announced in March 2011. The remaining $28,117,000 of the March 2011 authorization can be made through open market or privately negotiated purchases as determined by the Company. The Company expects to complete the balance of the share repurchase program on or before December 31, 2011.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases the Company reduced common stock and additional paid-in capital. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to retained earnings for the repurchases for the periods ended June 30, 2011 and 2010 are as follows:

	Year ended June 30,
(In thousands)	2011	2010
Shares purchased and retired	9,824	3,940
Common stock and additional paid-in-capital reductions	$71,517	$28,526
Charges to retained earnings	$128,875	$42,828

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

(8)	Income Taxes

Income tax expense (benefit) consists of the following:

(In thousands)	Year ended June 30,
	2011	2010	2009
Current:
Federal	$61,172	$8,072	$193
State	3,444	8,509	—

Total Current	64,616	16,581	193

Deferred:
Federal	27,370	38,162	24,352
State	1,979	4,701	3,957
Change in valuation allowance	(35,024)	(70,913)	(28,309)

Total Deferred	(5,675)	(28,050)	—

Total income tax expense (benefit)	$58,941	$(11,469)	$193

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2011	2010	2009
Federal income tax expense at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	4.3	3.0
Research and development credits, net of
the federal tax on state credits	(0.9)	(4.7)	(6.2)
Uncertain tax positions, net of federal benefit
on state positions	0.3	6.1	—
Incentive stock option and employee stock purchase plan expense	2.1	0.0	0.0
Change in valuation allowance	(2.1)	(50.3)	(33.4)
Other, net	(0.1)	1.5	1.8

	37.0%	(8.1)%	0.2%

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following at June 30, 2011 and 2010:

(In thousands)	Year ended June 30,
	2011	2010
Net operating loss carryforwards	$6,530	$37,934
Property, plant and equipment	1,422	1,867
Accrued vacation	653	1,122
Allowance for doubtful accounts	1,393	1,672
Stock compensation expense	14,363	8,753
Capital loss carryover	1,754	1,852
Research and development credits	7,009	9,707
Alternative minimum tax credit	5,304	2,772
Uncertain state tax positions	1,121	1,156
Other, net	866	915

Total gross deferred tax assets	40,415	67,750
Less valuation allowance	(4,762)	(39,786)

Net deferred tax assets	$35,653	$27,964

Due to sustained positive operating performance and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of deferred income tax assets will be realized. Accordingly, the Company reversed the valuation allowances on a significant portion of the Company’s gross deferred income tax assets during the year ended June 30, 2010. The Company also reversed $35,024,000 of additional valuation allowance during the year ended June 30, 2011. Of this amount, $31,653,000 resulted from the realization of excess tax benefits and was credited directly to additional paid in capital.

The net changes in the valuation allowance for the years ended June 30, 2011, 2010 and 2009 were as follows:

	Years ended June 30,
(In thousands)	2011	2010	2009
Increase (decrease) in valuation allowance	$(35,024)	$(70,913)	$(28,309)

At June 30, 2011, the Company had total federal and alternative minimum tax net operating loss carry-forwards of approximately $86,761,000. If not utilized, these operating loss carry-forwards expire beginning in 2026 through 2030. In addition, the Company has Utah net operating loss carry-forwards of approximately $229,900,000. If not utilized, these operating loss carry-forwards expire beginning in 2015 through 2028. None of the net operating loss carry-forwards are subject to the limitations imposed by Section 382 of the Internal Revenue Code. The Company had approximately $10,232,000 of Utah research and development tax credits, which can be carried forward to reduce Utah income taxes. Upon utilization to reduce Utah income tax, there will be a corresponding federal tax due resulting in net Utah credits of $6,651,000. If not utilized, the Utah research and development tax credit carry-forwards expire beginning in 2025 through 2030.

All of the federal net operating loss and Utah net operating loss carry-forwards are ‘excess tax benefits’ as defined by ASC guidance and, if realized in future years, will be recognized as a credit to additional paid-in

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

capital. Approximately $0 of the federal and $92,557,000 of the Utah net operating loss ‘excess tax benefits’ are attributable to periods prior to adoption of guidance limiting recognition of the deferred tax asset and are included in deferred tax assets (prior to any offset by valuation allowance.) The remaining $86,781,000 of federal net operating loss and $137,343,000 of Utah net operating loss ‘excess tax benefits’ are not included in deferred tax assets and will be recognized only upon realization of the tax benefit.

The Company’s deferred tax asset for the ‘excess tax benefits’ attributable to periods prior to the adoption of the standard are offset by a valuation allowance of approximately $3,008,000. If the ‘excess tax benefits’ are recognized as additional paid-in-capital in future years, the corresponding valuation allowance will be reversed. The Company also has a valuation allowance of $1,754,000 offsetting its capital loss carry-forward. The capital loss carry-forward expires in the year ended June 30, 2014 and the Company does not expect to have capital gains to offset the loss prior to expiration of the carry-forward period.

On June 30, 2009, the Company separated its research and drug development businesses from its molecular diagnostic business (see notes 1b and 16). The historical net operating loss carry-forwards generated by MPI have been retained by the Company upon separation. The Company also received a Private Letter Ruling from the Internal Revenue Service indicating that the dividend of common stock of Myriad Pharmaceuticals to Myriad Genetics shareholders qualified as a tax free distribution for U.S. income tax purposes.

On May 31, 2011 the company acquired 100% of the stock of Rules Based Medicine, Inc. (“RBM”.) Certain of RBM’s assets and liabilities have tax bases that differ from the recorded bases for book purposes. Accordingly a deferred tax asset of $2,104,000 was recorded in the purchase accounting and is included in the Company’s total deferred tax asset balance. RBM has a $8,515,000 net operating loss carry-forward and a $358,000 research credit carry-forward. Both of these carry-forwards are subject to the limitations imposed by I.R.C. Section 382 and the separate return loss year limitations. The Company concluded that it is more likely than not that these carry-forwards will be realized and, accordingly, no valuation allowance has been established.

In July 2006, the FASB issued ASC Topic 740 Subtopic 10 Section 05, which clarifies the accounting for uncertainty in tax positions. ASC guidance requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the guidance on July 1, 2007 and recorded $0 cumulative effect. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended June 30,
(In thousands)	2011	2010	2009
Unrecognized tax benefits at the beginning of year	$9,797	$—	$—
Gross increases—current year tax positions	$—	9,797
Gross increases—prior year tax positions	848
Decreases related to settlements	(997)

Unrecognized tax benefits at end of year	$9,648	$9,797	$—

Interest and penalties in year-end balance	$—	$900	$—

Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2007 through 2010 tax years remain subject to examination at June 30, 2011. The Company’s consolidated

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

federal tax return and any significant state tax returns are not currently under examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns, however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

(9)	Employee Deferred Savings Plan

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. The Company’s recorded contributions to the plan as follows:

	Years ended June 30,
(In thousands)	2011	2010	2009
Deferred savings plan Company contributions	$2,283	$2,041	$2,602

(10)	Segment and Related Information

The Company’s business units from continuing operations have been aggregated into three reportable segments: (i) genetics, (ii) molecular diagnostics and (iii) companion diagnostics. The genetics segment is focused on the discovery of genes related to major common diseases and includes corporate services such as finance, human resources, legal, and information technology. The molecular diagnostics segment provides testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The companion diagnostics segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries.

On June 30, 2009, the Company spun-off its research and drug development businesses to MPI. The results from the former research and drug development businesses are reflected as discontinued operations in the Consolidated Statements of Income (see notes 1b and 15).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on income (loss) from continuing operations before interest income and other income and expense (in thousands).

	Genetics	Molecular diagnostics	Companion diagnostics	Total
Year ended June 30, 2011:
Revenues	$—	$400,046	$2,038	$402,084
Depreciation and amortization	1,976	5,105	138	7,219
Segment operating income (loss)	(48,651)	206,840	(411)	157,778

Year ended June 30, 2010:
Revenues	$—	$362,648	$—	$362,648
Depreciation and amortization	2,215	4,869	—	7,084
Segment operating income (loss)	(44,182)	179,257	—	135,075

Year ended June 30, 2009:
Revenues	$—	$326,527	$—	$326,527
Depreciation and amortization	2,301	4,385	—	6,686
Segment operating income (loss)	(40,711)	167,173	—	126,462

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

	Years Ended June 30,
	2011	2010	2009
Total operating income for continuing reportable segments	$157,778	$135,075	$126,462
Unallocated amounts:
Interest income	2,226	5,660	12,478
Other	(353)	99	(2,493)

Income from continuing operations before income taxes	159,651	140,834	136,447

Income tax provision (benefit)	58,941	(11,469)	193

Income from continuing operations	$100,710	$152,303	$136,254

The following table sets forth a comparison of balance sheet assets by operating segment:

	June 30,
(In thousands)	2011	2010
Net equipment and leasehold improvements:
Genetics	$8,068	$8,968
Molecular diagnostics	12,166	14,293
Companion diagnostics	2,846	—

Total	$23,080	$23,261

Total Assets:
Genetics	$45,215	$41,376
Molecular diagnostics	61,813	64,089
Companion diagnostics	86,485	—

Total	$193,513	$105,465

The following table reconciles assets by operating segment to total assets:

	June 30,
(In thousands)	2011	2010
Total assets by segment	$193,513	$105,465
Cash, cash equivalents, and marketable investment securities (1)	417,314	488,382

Total	$610,827	$593,847

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The majority of the Company’s revenues were derived from the sale of molecular diagnostic tests in the United States. There were no customers that accounted for greater than 10% of revenue in the years ended June 30, 2011 and 2010.

Additionally, the majority of the Company’s long-lived assets are located in the United States.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

(11)	Stockholder Rights Plan

In July 2001, the Company adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan had a 10-year term that expired in July 2011. While in effect, the Rights Plan provides registered holders of the Company’s common stock one preferred share purchase right for each outstanding share of the Company’s common stock. Each right entitled the holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock. The rights had certain anti-takeover effects and allow the Company’s stockholders (other than the acquiror) to purchase common stock in the Company or in the acquiror at a substantial discount. Prior to the ten days following the acquisition by a person or group of beneficial ownership of 15% or more of the Company’s common stock, the Board of Directors may redeem the rights in whole, but not in part, at a price of $0.01 per right. The purchase rights under the Plan expire on July 17, 2011 upon expiration of the Rights Plan.

(12)	Investment in Prolexys Pharmaceuticals, Inc.

In April 2001, the Company contributed technology to Prolexys Pharmaceuticals, Inc. (Prolexys), in exchange for a 49% ownership interest and investors contributed a combined $82 million in cash in exchange for the remaining 51% ownership in Prolexys. At June 30, 2009, the Company’s ownership percentage in Prolexys was 12.46%. On June 30, 2009, the Company’s investment in Prolexys Pharmaceuticals, Inc. was transferred to MPI in connection with the spin-off (see notes 1b and 15).

(13)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2011, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

(14)	Acquisitions

Rules-Based Medicine

On May 31, 2011, the Company completed the acquisition of all of the outstanding capital stock of Rules-Based Medicine, Inc. (“RBM”), a life sciences company focused on the development and commercialization of companion diagnostic tests on novel biomarker patterns for therapeutic drugs on the market and in development. This acquisition is consistent with the Company’s strategic value creation through utilization of new and proprietary technology to assess a person’s risk of disease.

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Management estimated the fair values in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. Income-based and cost-based approaches were utilized in determining the value of the intangible assets.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

The following table summarizes our allocation of the purchase price:

Estimated Fair
(in thousands)	Value
Cash and cash equivalents	$1,974
Accounts receivable	3,667
Inventory	5,865
Prepaid expenses and other assets	1,185
Property, equipment and leasehold improvements	2,883
Deferred tax asset	2,014
Intangible assets	14,950
Goodwill	56,051

Total assets acquired	88,589
Accounts payable and other liabilities	5,431
Deferred revenue	1,767

Liabilities assumed	7,198

Total net assets acquired	$81,391

Amortizable intangible assets of $7,150,000 consist of customer relationships and technology with an estimated useful life of approximately 10 and 8 years, respectively. Indefinite life assets of $7,800,000 consist of trademarks and in-process research and development assets (see Note 4).

The goodwill recorded by the Company as part of this acquisition is not deductible for tax purposes.

Melanoma Diagnostics

On December 8, 2010, the Company acquired proprietary technology for the diagnosis and prognosis of malignant melanoma using genetic markers from Melanoma Diagnostics, Inc. Under the terms of the asset purchase agreement, the Company purchased various in-process research and development technology and rights for an upfront fee of $1.5 million, which it immediately expensed. The asset purchase agreement also requires the Company to pay contingent consideration based upon any future commercial success of the tests derived from the purchased technology.

Panacos

On January 20, 2009, the Company’s then wholly-owned subsidiary, MPI, purchased certain in-process research and development assets related to the HIV drug candidate that the Company has labeled MPC-4326 from Panacos Pharmaceuticals, Inc. The assets were determined to be in-process research and development assets and were charged to expense on the acquisition date. MPI assumed control of all clinical and commercial development of MPC-4326. The aggregate purchase price was $7 million, which represented cash consideration. On June 30, 2009, the Company completed the spin-off of MPI. Accordingly, the associated in-process research and development expense is included in discontinued operations in the Consolidated Statements of Income (see notes 1b and 15).

(15)	Spin-off of Myriad Pharmaceuticals, Inc.

On June 30, 2009, the Company separated its molecular diagnostic business from its research and drug development businesses. The Company contributed substantially all of the assets and certain liabilities from the

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

research and drug development businesses and $188 million of cash and marketable securities to MPI. All outstanding shares of MPI were then distributed to the Company’s stockholders of record on June 17, 2009 as a pro-rata, tax-free dividend of one MPI common stock for every four shares of the Company’s common stock.

On June 30, 2009, the Company entered into a Separation and Distribution Agreement with MPI that set forth the terms and conditions of the separation of MPI from the Company. The Separation and Distribution Agreement sets forth a framework for the relationship between the Company and MPI following the separation regarding principal transactions necessary to separate MPI from the Company, including: (i) the contribution of substantially all of the assets and certain liabilities of the Company’s research and drug development businesses and cash and cash equivalents and marketable securities of approximately $188,000,000 to MPI; and (ii) the distribution by the Company, as of 11:59 p.m. (EDT) on June 30, 2009, of all outstanding shares of MPI common stock to the Company’s stockholders in the form of a pro rata dividend of one share of MPI common stock for every four shares of the Company’s common stock outstanding to stockholders of record on June 17, 2009. This agreement also sets forth other provisions that governed certain aspects of the Company’s relationship with MPI after the completion of the separation from the Company and provided for the allocation of assets, liabilities and obligations between MPI and the Company in connection with the separation.

In addition, on June 30, 2009 the Company entered into other definitive agreements in connection with the spin-off, including (1) a Tax Sharing Agreement that governed the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes (2) a Sublease Agreement, as amended on November 11, 2009 and February 19, 2010, that provides for the sublease from the Company to MPI of certain office and laboratory space to be utilized by MPI in its operations and (3) an Employee Matters Agreement that allocated liabilities and responsibilities relating to employee compensation, benefit plans, programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations. These arrangements contain the provisions related to the spin-off of MPI and the distribution of MPI’s common stock to the Company’s stockholders.

The total amount of the MPI stock dividend of $188,947,000 was based on the net book value of the net assets that were transferred to MPI in connection with the spin-off, as follows (in thousands):

June 30,
2009
Net book value of assets transferred:
Cash and cash equivalents	$136,133
Marketable investment securities	51,344
Prepaid and other current assets	240
Equipment, net	5,390
Other assets, net	94
Accrued liabilities	(4,254)

Net assets transferred	$188,947

MPI’s historical results of operations have been presented as discontinued operations in the 2009 Consolidated Statement of Income.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010 and 2009

The significant components of the research and drug development operations, which are presented as discontinued operations, were as follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Research and other revenues (1)	$—	$—	$5,456
Operating expenses (2)	—	—	(57,095)

Total loss from discontinued operations	$—	$—	$(51,639)

(1)	Research revenue from discontinued operations included revenue from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 and ASC 605-25 to research and technology license agreements considered the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involved recognizing revenue on a straight-line basis over the term of the agreement, as underlying research costs are incurred, or on the basis of contractually defined output measures such as units delivered. The Company made adjustments, if necessary, to the estimates used in the calculations as work progresses and it gained experience. The principal costs under these agreements were for personnel expenses to conduct research and development but also included costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from estimates. Payments received on uncompleted long-term contracts could be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues. Revenue from milestone payments for which we have no continuing performance obligations is recognized upon achievement of the related milestone. When there were continuing performance obligations, the milestone payments were deferred and recognized as revenue over the term of the arrangement as the Company completed performance obligations. The Company recognized revenue from up-front nonrefundable license fees on a straight-line basis over the period of continued involvement in the research and development project.

Net research and other revenues included revenues recognized under collaboration agreements. In June 2006, the Company entered into a research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration is recognized when completed information is delivered to the collaborator. Under this agreement the Company recognized research revenue of $3.1 million for the fiscal year ended June 30, 2009.

In June 2004, the Company entered into a five-year, research agreement to utilize its expertise to characterize pathogen-host protein interactions. Revenue related to this collaboration was recognized on a cost-to-cost basis. Under this agreement the Company recognized research revenue of $2.2 million for the fiscal years ended June 30, 2009.

(2)	In 2008, the Company recorded one-time sublicense fee of $20 million which represented the maximum amount that was payable to Encore Pharmaceuticals, Inc. (“Encore”) arising from the Company’s receipt of a $100 million non-refundable upfront payment from H. Lundbeck A/S. In 2009, the Company negotiated a reduced sublicense fee with Encore for $11 million. Accordingly, the Company recorded a reduction of research and development expense of $9 million for the year ended June 30, 2009. In 2009, the Company purchased certain in-process research and development assets that were expensed from Panacos Pharmaceuticals, Inc. for $7 million.

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2011, 2010 and 2009

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2011	$4,400	$16,183	($16,883)	$3,700
Year ended June 30, 2010	$3,850	$18,476	($17,926)	$4,400
Year ended June 30, 2009	$4,100	$15,947	($16,197)	$3,850

(1)	Represents amounts written off against the allowance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
2.1	Agreement and Plan of Merger dated as of April 27, 2011, by and among the Company, Myriad RBM, Inc., Rules-Based Medicine, Inc. and Mark Chandler, Ph.D.***		8-K (Exhibit 2.1)	05/03/11	000-26642
3.1	Restated Certificate of Incorporation, as amended	X
3.2	Restated By-Laws		8-K (Exhibit 3.1)	02/28/11	000-26642
4.1	Specimen common stock certificate	X
Lease Agreements
10.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642
10.2	Amendment to Lease Agreement, dated March 29, 1996 between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.3)	11/08/96	000-26642
10.3	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642
10.4	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Foothill Associates, Ltd.		10-Q (Exhibit 10.1)	11/12/98	000-26642
10.5	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Research Park Associates VI, L.C.		10-Q (Exhibit 10.2)	11/12/98	000-26642
10.6	Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust), dated June 24, 1998, between the Registrant and Wells Fargo Bank, National Association		10-Q (Exhibit 10.3)	11/12/98	000-26642
10.7	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642
10.8	Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.2)	05/15/01	000-26642
10.9	Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.10		Letter of Understanding regarding Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642
10.11	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642
	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642
10.12	.1	Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		8-K (Exhibit 10.2)	07/07/09	000-26642
	.2	Amendment No. 1, dated November 11, 2009, to Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		10-K (Exhibit 10.12.2)	08/12/10	000-26642
	.3	Amendment No. 2, dated February 19, 2010, to Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		10-K (Exhibit 10.12.3)	08/12/10	000-26642
Agreements with Respect to Collaborations, Licenses, Research and Development
10.13		Exclusive License Agreement, dated October 8, 1991, between the Registrant and the University of Utah Research Foundation, as amended (Breast Cancer—BRCA1)*		S-1 (Exhibit 10.13)	10/05/95	33-95970
10.14		Exclusive License Agreement, dated November 23, 1994, between the Registrant and the University of Utah Research Foundation (Breast Cancer—BRCA2)*		S-1 (Exhibit 10.17)	10/05/95	33-95970
10.15		Exclusive License Agreement, dated March 15, 1995, between the Registrant and the Hospital for Sick Children*		10-Q (Exhibit 10.1)	11/01/07	000-26642
10.16		Exclusive License Agreement, dated January 6, 1995, between the Registrant and Endorecherche*		10-Q (Exhibit 10.2)	11/01/07	000-26642
10.17		Exclusive License Agreement, dated March 13, 1996, between the Registrant and The Trustees of the University of Pennsylvania*		10-Q (Exhibit 10.3)	11/01/07	000-26642
Agreements with Executive Officers and Directors
10.18		Employment Agreement, dated May 15, 1993, between the Registrant, Myriad Genetic Laboratories, Inc. and Peter D. Meldrum+		S-1 (Exhibit 10.3)	10/05/95	33-95970
10.19		Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and James S. Evans dated March 3, 1995+		8-K (Exhibit 10.1)	11/06/07	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.20		Employment Agreement, dated November 5, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Richard M. Marsh+		10-K (Exhibit 10.27)	08/25/09	000-26642
10.21		Employment Agreement, dated October 1, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Mark. C. Capone+		10-K (Exhibit 10.28)	08/25/09	000-26642
10.22		Employment Agreement, dated September 2, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Jerry S. Lanchbury, Ph.D.+	X
10.23	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642
	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642
10.24		Executive Retention Agreement, dated November 17, 2006, between the Registrant and Mark. C. Capone+		10-Q (Exhibit 10.1)	02/06/07	000-26642
10.25		Non-Employee Director Compensation Policy+	X
10.26		Form of director and executive officer indemnification agreement		10-K (Exhibit 10.34)	08/25/09	000-26642
Equity Compensation Plans
10.27	.1	2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”)+		10-K (Exhibit 10.1)	09/27/02	000-26642
	.2	Form of Incentive Stock Option Agreement under the 2002 Plan+		10-Q (Exhibit 10.9)	11/01/07	000-26642
	.3	Form of Non-Qualified Stock Option Agreement under the 2002 Plan+		10-Q (Exhibit 10.10)	11/01/07	000-26642
10.28	.1	2003 Employee, Director and Consultant Stock Option Plan, as amended (the “2003 Plan”)+		10-Q (Exhibit 10.1)	02/3/10	000-26642
	.2	Form of Incentive Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.7)	11/01/07	000-26642
	.3	Form of Non-Qualified Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.8)	11/01/07	000-26642
10.29		Employee Stock Purchase Plan, as amended+		10-Q (Exhibit 10.2)	02/01/11	000-26642
10.30	.1	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan (the “2010 Plan”)+		Definitive Proxy Statement (Appendix A)	10/12/10	000-26642
	.2	Form of Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.3)	02/01/11	000-26642
	.3	Form of Director Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.4)	02/01/11	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
Other Material Agreements
10.31	Accelerated Share Repurchase Program Agreement, dated March 1, 2011, by and between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch and Myriad Genetics, Inc.*		10-Q (Exhibit 10.1)	05/04/11	000-26642
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.****	X

(+)	Management contract or compensatory plan arrangement.

(@)	The agreements with all executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit

(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

(**)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.

(***)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of any such schedules or exhibits to the U.S. Securities and Exchange Commission upon request.

(****)	Users of XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.