Form 10-Q
period 2011-09-30
MYRIAD GENETICS INC
filed 2011-11-02
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011 the registrant had 84,728,229 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	Sep. 30, 2011	Jun. 30, 2011
Assets
Current assets:
Cash and cash equivalents	$62,676	$52,681
Marketable investment securities	286,845	293,776
Prepaid expenses	3,313	2,949
Inventory, net	9,703	8,218
Trade accounts receivable, less allowance for doubtful accounts of $3,700 at Sep. 30, 2011 and $3,700 at Jun. 30, 2011	44,818	50,272
Deferred taxes	10,469	9,790
Other receivables	655	575

Total current assets	418,479	418,261

Equipment and leasehold improvements:
Equipment	48,725	46,912
Leasehold improvements	17,409	17,201

	66,134	64,113
Less accumulated depreciation	42,875	41,033

Net equipment and leasehold improvements	23,259	23,080

Long-term marketable investment securities	52,182	70,857
Long-term deferred taxes	27,525	25,863
Note receivable (see Note 11)	17,000	—
Other assets (see Note 11)	8,000	—
Intangibles, net	16,440	16,715
Goodwill	56,850	56,051

Total assets	$611,735	$610,827

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,827	$11,395
Accrued liabilities	20,383	21,645
Deferred revenue	1,083	1,347

Total current liabilities	31,293	34,387

Unrecognized tax benefits	9,448	9,648

Total liabilities	40,741	44,035

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Sep. 30, 2011 and Jun. 30, 2011, issued and outstanding 84,630 at Sep. 30, 2011 and 86,244 at Jun. 30, 2011	846	862
Additional paid-in capital	616,560	604,409
Accumulated other comprehensive (loss) income	(113)	151
Accumulated deficit	(38,299)	(38,630)

Total stockholders’ equity	578,994	566,792

	$619,735	$610,827

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended
(In thousands, except per share amounts)	Sep. 30, 2011	Sep. 30, 2010
Molecular diagnostic testing	$103,969	$91,858
Companion diagnostic services	6,483	—

Total revenue	110,452	91,858
Costs and expenses:
Cost of molecular diagnostic testing	11,300	11,011
Cost of companion diagnostic services	3,061	—
Research and development expense	8,505	5,762
Selling, general, and administrative expense	46,114	39,494

Total costs and expenses	68,980	56,267

Operating income	41,472	35,591
Other income (expense):
Interest income	473	721
Other	(140)	(134)

Total other income	333	587
Income before income taxes	41,805	36,178
Income tax provision	16,706	13,640

Net income	$25,099	$22,538

Earnings per share:
Basic	$0.29	$0.24
Diluted	$0.29	$0.24
Weighted average shares outstanding
Basic	85,241	93,263
Diluted	87,037	94,734

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	Sep. 30, 2011	Sep. 30, 2010
Cash flows from operating activities:
Net income	$25,099	$22,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,147	1,757
Gain on disposition of assets	(4)	—
Share-based compensation expense	6,664	6,373
Bad debt expense	4,258	4,360
Unrecognized tax benefits	—	(467)
Excess tax benefit from share-based compensation	(17,040)	(12,358)
Deferred income taxes	14,786	12,538
(Gain) loss on sale of marketable investment securities	(7)	10
Changes in operating assets and liabilities:
Prepaid expenses	(368)	(946)
Trade accounts receivable	1,181	(388)
Other receivables	(79)	(54)
Inventory	(1,488)	—
Accounts payable	(1,576)	(1,628)
Accrued liabilities	(1,473)	(2,439)
Deferred revenue	(245)	—

Net cash provided by operating activities	31,855	29,296

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(2,109)	(1,959)
Acquisition of Rules-Based Medicine, Inc.	(799)	—
Crescendo purchase option (see Note 11)	(8,000)	—
Issuance of note receivable (see Note 11)	(17,000)	—
Purchases of marketable investment securities	(41,282)	(47,519)
Proceeds from maturities and sales of marketable investment securities	66,658	66,151

Net cash (used in) provided by investing activities	(2,532)	16,673

Cash flows from financing activities:
Net proceeds from common stock issued undershare-based compensation plans	844	744
Excess tax benefit from share-based compensation	17,040	12,358
Repurchase and retirement of common stock	(37,181)	(28,606)

Net cash used in financing activities	(19,297)	(15,504)

Effect of foreign exchange rates on cash and cash equivalents	(31)	—
Net increase in cash and cash equivalents	9,995	30,465
Cash and cash equivalents at beginning of period	52,681	92,840

Cash and cash equivalents at end of period	$62,676	$123,305

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Myriad Genetics Laboratories, Inc., Myriad RBM, Inc., Myriad GmbH, Myriad Financial, Inc., Myriad Crescendo, Inc. and Myriad Therapeutics, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for the three months ended September 30, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The Company has classified its marketable investment securities as available-for-sale. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific- identification method. Dividend and interest income are recognized when earned.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2011 and June 30, 2011 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At September 30, 2011:
Cash and cash equivalents:
Cash	$23,284	$—	$—	$23,284
Cash equivalents	39,392	—	—	39,392

Total cash and cash equivalents	62,676	—	—	62,676

Available-for-sale:
Corporate bonds and notes	191,940	175	(67)	192,048
Federal agency issues	145,583	52	(6)	145,629
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale	339,023	227	(223)	339,027

Total cash, cash equivalents & available-for-sale	$401,699	$227	$(223)	$401,703

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2011:
Cash and cash equivalents:
Cash	$24,012	$—	$—	$24,012
Cash equivalents	28,679	—	(10)	28,669

Total cash and cash equivalents	52,691	—	(10)	52,681

Available-for-sale:
Corporate bonds and notes	212,056	307	(10)	212,353
Federal agency issues	150,832	118	(20)	150,930
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale	364,388	425	(180)	364,633

Total cash, cash equivalents & available-for-sale	$417,079	$425	$(190)	$417,314

Maturities of debt securities classified as available-for-sale are as follows at September 30, 2011 (in thousands):

	Amortized cost	Estimated fair value
Cash	$23,284	$23,284
Cash equivalents	39,392	39,392
Available-for-sale:
Due within one year	286,725	286,845
Due after one year through five years	50,798	50,832
Due after five years	1,500	1,350

	$401,699	$401,703

(3)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. As of September 30, 2011, a total of 16,875,526 shares of common stock are reserved for issuance under the 2010 Plan. This number consists of 3,500,000 shares approved by the Company’s stockholders in 2010 and 678,654 shares transferred into the 2010 Plan which were cancelled or expired under the Company’s 2003 Employee, Director and Consultant Option Plan (the “2003 Plan”) and 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”). In addition, as of September 30, 2011, the Company may grant up to 12,696,202 additional shares under the 2010 Plan if options previously granted under the 2002 Plan or 2003 Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Options under the plans generally vest ratably over four years and expire ten years from the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. The Company also has an Employee Stock Purchase Plan ( the “Purchase Plan”) under which 2,000,000 shares of common stock have been authorized and, as of September 30, 2011, a total of 1,746,000 shares of common stock had been purchased under the Purchase Plan. Shares purchased under the Purchase Plan are issued twice yearly at the end of each six month offering period. During the three months ended September 30, 2011, the Company issued no shares of common stock under the Purchase Plan.

A summary of the stock option activity under the plans for the three months ended September 30, 2011 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2011	14,443,733	$18.22
Options granted	2,351,290	19.47
Less:
Options exercised	(70,067)	12.05
Options canceled or expired	(156,384)	20.16

Options outstanding at September 30, 2011	16,568,572	18.40

As of September 30, 2011, options to purchase 8,879,000 shares were vested and exercisable at a weighted average price of $16.35. As of September 30, 2011, there was $45,995,000 of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.8 years.

Share-based compensation expense recognized and included in the consolidated income statements was allocated as follows (in thousands):

	Three months ended Sep. 30,
	2011	2010
Molecular diagnostic cost of revenue	$301	$298
Research and development expense	1,034	1,050
Selling, general, and administrative expense	5,329	5,025

Total share-based compensation expense	$6,664	$6,373

(4)	Stockholders’ Equity

Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	Three months ended Sep. 30,
(In thousands)	2011	2010
Net income	$25,099	$22,538
Unrealized gain (loss) on available-for-sale securities, net of tax	(141)	123
Change in foreign currency translation adjustment	(123)	—

Comprehensive income	$24,835	$22,661

Stock Repurchase Program

We have previously announced the following stock repurchase programs for repurchases of our common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100,000,000	February 2011
August 2010	$100,000,000	February 2011
March 2011	$100,000,000	September 2011
August 2011	$200,000,000	ongoing

Total:	$500,000,000

As listed above on August 16, 2011, the Company announced that its board of directors authorized a fourth plan to repurchase an additional $200,000,000 of the Company’s outstanding common stock. The $200,000,000 share repurchase may be made through open market or privately negotiated purchases as determined by the Company.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases the Company reduced common stock and additional paid-in capital. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for the three months ended September 30, 2011 and 2010 were as follows.

	Three months ended Sep. 30,
(In thousands)	2011	2010
Shares purchased and retired	1,684	1,762
Common stock and additional paid-in-capital reductions	$12,413	$12,758
Charges to accumulated deficit	$24,768	$15,831

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an anti-dilutive effect were not included in the diluted earnings per share for the three months ended September 30, 2011 and 2010.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations (in thousands):

	Three months ended Sep. 30,
	2011	2010
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	85,241	93,263
Effect of dilutive stock options	1,796	1,471

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	87,037	94,734

Certain outstanding stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows (in thousands):

	Three months ended Sep. 30,
	2011	2010
Anti-dilutive options excluded from EPS computation	8,490	9,256

(6)	Segment and Related Information

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

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Genetics	Molecular diagnostics	Companion diagnostics	Total
Three months ended Sep. 30, 2011:
Revenue	$—	$103,969	$6,483	$110,452
Depreciation and amortization	489	1,254	404	2,147
Segment operating income (loss)	(12,085)	54,523	(966)	41,472
Three months ended Sep. 30, 2010:
Revenue	$—	$91,858	$—	$91,858
Depreciation and amortization	485	1,272	—	1,757
Segment operating income (loss)	(11,400)	46,991	—	35,591

	Three months ended Sep. 30,
(In thousands)	2011	2010
Total operating income for reportable segments	$41,472	$35,591
Interest income	473	721
Other	(140)	(134)
Income tax provision	16,706	13,640

Net income	$25,099	$22,538

(7)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of our financial assets that the Company re-measured:

	Level 1	Level 2	Level 3	Total
(In thousands)
at September 30, 2011
Money market funds (a)	$39,392	$—	$—	$39,392
Corporate bonds and notes	—	192,048	—	192,048
Federal agency issues	—	145,629	—	145,629
Auction rate securities	—	—	1,350	1,350

Total	$39,392	$337,677	$1,350	$378,419

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2011
Money market funds (a)	$9,680	$—	$—	$9,680
Corporate bonds and notes	—	222,352	—	222,352
Federal agency issues	—	159,920	—	159,920
Auction rate securities	—	—	1,350	1,350

Total	$9,680	$382,272	$1,350	$393,302

(a)	Money market funds are primarily comprised of government and agency obligations and accrued interest

(8)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of September 30, 2011, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

(9)	Income Taxes

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate, that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense for the three months ended September 30, 2011 was $16,706,000, or approximately 40% of pre-tax income, compared to $13,640,000 income tax expense for the three months ended September 30, 2010 or approximately 38% of pre-tax income. Income tax expense for the three months ended September 30, 2011 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2012 adjusted by discrete items recognized during the period. The Company’s annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state and alternative minimum income taxes as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state tax returns are not currently under examination.

(10)	Goodwill and Intangible Assets

Goodwill

At September 30, 2011, the Company had recorded goodwill of $56,850,000 related to the acquisition of Myriad RBM, Inc. on May 31, 2011. The Company recorded no impairment of goodwill for the three months ended September 30, 2011.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, and customer relationships as well as non-amortizable intangible assets of in-process research and development technologies, and trademarks. The following summarizes the amounts reported as intangible assets:

(in thousands)	Gross Carrying Amount	Accumlated Amortization	Net
September 30, 2011
Purchased licenses and technologies	$6,400	$(2,255)	$4,145
Customer relationships	4,650	(155)	4,495

Total amortizable intangible assets	11,050	(2,410)	8,640

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	7,800	—	7,800

Total intangible assets	$18,850	$(2,410)	$16,440

(in thousands)	Gross Carrying Amount	Accumlated Amortization	Net
June 30, 2011
Purchased licenses and technologies	$6,400	$(2,096)	$4,304
Customer relationships	4,650	(39)	4,611

Total amortizable intangible assets	11,050	(2,135)	8,915

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	7,800	—	7,800

Total intangible assets	$18,850	$(2,135)	$16,715

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Three months ended Sep. 30
(in thousands)	2011	2010
Amortization on intangible assets	$275	$80

(11)	Term Loan and Option Agreement

On September 8, 2011, the Company entered into a $25,000,000 term loan under a Loan and Security Agreement (“Loan Agreement”) and a three-year definitive merger agreement (the “Option Agreement”) with Crescendo Bioscience, Inc. (“Crescendo”) of South San Francisco, CA. Crescendo develops molecular diagnostic tests for patients suffering from autoimmune disorders, including rheumatoid arthritis.

Term Loan

Under, the Loan Agreement, the Company has loaned Crescendo $25,000,000 for a term of six years, with the principal due upon maturity. Interest will accrue at 6% per year and is due annually. In the event Crescendo defaults on the loan, additional interest will accrue at 5% per year. The loan will mature on the earlier of (i) September 2017 or (ii) the third anniversary following the date that the Company’s option to acquire Crescendo under the Option Agreement expires or otherwise the option can be accelerated by Crescendo as a result of (a) Crescendo’s delivery of an early termination notice due to the achievement of triggering events under the Option Agreement or (b) Crescendo’s delivery of an initial public offering notice under the Option Agreement. Crescendo has the right to prepay the entire loan amount plus accrued interest at any time without incurring a penalty.

Option Agreement

Under the Option Agreement, the Company has an exclusive three-year option, exercisable in the Company’s sole discretion, to cause the closing of the merger if Crescendo attains a minimum revenue milestone during the three-year option term. If Crescendo attains the minimum revenue milestone, the purchase price to acquire Crescendo will be based on a predetermined multiple of revenue based on Crescendo’s growth rate at the time the option is exercised. If Crescendo does not attain the minimum revenue milestone during the three-year option term, the Company will have a one-time right to exercise the option at the end of the option term and acquire Crescendo at a fixed purchase price. In either case, the purchase price would be all cash and would be subject to adjustment for Crescendo’s cash, debt and other items at closing. If the Company exercises its option to purchase Crescendo, all amounts due under the term loan will be offset against the purchase price paid in the acquisition. The Option Agreement has received the requisite corporate approvals of both parties, including approval from Crescendo’s stockholders.

The option to purchase Crescendo is contingently exercisable by the Company under the Option Agreement, and repayment of the term loan will be accelerated if the option is exercised. The Company has recorded the Option Agreement at fair value as of September 8, 2011 in other assets on the condensed consolidated balance sheet. The fair value of the Option Agreement of $8,000,000 was determined utilizing valuation models including the market and income based approaches, which utilize various inputs including projected income, volatility, risk free rates and projected terms. The Company has not elected the fair value option associated with this Option Agreement; therefore, the Option Agreement will be evaluated periodically for impairment.

The residual $17,000,000 value of the term loan has been classified as a note receivable on the condensed consolidated balance sheet as of September 30, 2011. The Company recorded interest income related to the stated interest rate for the three months ended September 30, 2011 in the condensed consolidated income statement. The Company is also utilizing the effective interest method to accrete the discount portion of the note receivable through interest income over the three year term of the Company’s option to acquire Crescendo under the Option Agreement. The note receivable will be evaluated for collectability each reporting period.

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

Our goal is to provide physicians with critical information that may guide the healthcare management of their patients to diagnose the disease at an earlier stage when it may be treatable, determine the most appropriate therapy, assess the aggressiveness of their disease or even potentially prevent disease. We are also committed to assisting the physician in managing their patient’s healthcare to ensure that they receive the most appropriate therapy based on the patient’s individual genetic makeup and the specific cause of their disease.

Products and Services

We offer nine commercial molecular diagnostic tests, including five predictive medicine tests, three personalized medicine tests, and one prognostic medicine test. We market these tests through our own sales force of approximately 340 people in the United States. We have begun efforts to expand sales of our tests to overseas markets, where we are building our own European sales force and have entered into marketing collaborations with other organizations in selected Latin American and Asian countries. We plan to establish our International headquarters in Switzerland and our reference laboratory in Germany, with sales of our first products expected to commence in Europe during this fiscal year ending June 30, 2012. Total revenue was $110.5 million for the three months ended September 30, 2011, an increase of approximately 20% over revenues of $91.9 million for the same period in the prior year.

The nine commercial molecular diagnostic tests that we offer are:

•	BRACAnalysis®, our predictive medicine test for hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine test for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine test for hereditary colorectal cancer;

•	MELARIS®, our predictive medicine test for hereditary melanoma;

•	OnDose®, our personalized medicine test to measure chemotherapy exposure to 5-FU;

•	PANEXIA™, our predictive medicine test for pancreatic cancer;

•	PREZEON®, our personalized medicine test to assess PTEN status for disease progression and drug response;

•	Prolaris®, our prognostic medicine test for prostate cancer; and

•	Theraguide® 5-FU, our personalized medicine test for chemotherapy toxicity to 5-FU.

In addition, we are developing and intend to launch in this fiscal year ending June 30, 2012 our tenth molecular diagnostic test, which will be a test for determining whether a mole is benign or a malignant melanoma, a deadly form of skin cancer.

We also provide protein analysis services, which we refer to as companion diagnostic services, to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. We offer these services through our subsidiary, Myriad RBM, which we acquired in May 2011. Our technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of over 550 immunoassays. By analyzing the data generated from these analyses, we attempt to discover biomarker patterns that indicate a particular disease or disorder with a high degree of accuracy. In addition to the fees received from analyzing these samples, we also use this information to create and validate potential diagnostic test panels that can aid us in the development of potential new molecular diagnostic tests. The information from these tests could aid a physician in making diagnostic and treatment decisions and improve the health care management of patients. We recognized companion diagnostic service revenue of $6.5 million during the three months ended September 30, 2011.

Use of Resources

During the three months ended September 30, 2011, we devoted substantially all of our resources to supporting our molecular diagnostic tests and companion diagnostic services, as well as to the research and development of future molecular and companion diagnostic opportunities and expansion into Europe and other overseas markets. As noted above, we are also in the process of expanding sales of our tests to overseas markets, including building our own European sales force and establishing corporate, sales and laboratory testing capabilities in Europe. We have three reportable operating segments—genetics, molecular diagnostics and companion diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

We incurred research and development expenses of $8.5 million for the three months ended September 30, 2011, compared to $5.8 million for the three months ended September 30, 2010. Our research and development expenses include costs incurred in maintaining and improving our nine current molecular diagnostic tests and costs incurred for the discovery, development and validation of our pipeline of molecular and companion diagnostic test candidates. Our sales and marketing expenses and general and administrative expenses include costs associated with building our molecular diagnostic and companion diagnostic businesses both domestically and internationally. We expect that these costs will fluctuate from quarter to quarter and that such fluctuations may be substantial.

For the three months ended September 30, 2011, we had net income of $25.1 million and diluted earnings per share of $0.29, compared to $22.5 million and $0.24 per share in the same period of the prior year. Net income and earnings per share results for the three months ended September 30, 2011 included income tax expense of $16.7 million compared to $13.6 million for the same period in the prior year. Due to the utilization of net operating loss carryforwards to offset our taxes payable, our actual cash payments for income taxes have been minimal compared to our current income tax expense. As of September 30, 2011, we had an accumulated deficit of $38.3 million.

Recent Developments

Since May 2010, we have repurchased $300 million of our outstanding common stock. On August 16, 2011, we announced that our board of directors authorized us to repurchase an additional $200 million of our outstanding common stock. In connection with this fourth stock repurchase authorization, we have been authorized to repurchase shares through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on market conditions. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

On September 8, 2011, we announced that we made a strategic investment in Crescendo Bioscience, Inc. (“Crescendo”) of South San Francisco, CA and secured an exclusive, three-year option to acquire the company. Crescendo develops molecular diagnostic tests for patients suffering from autoimmune and inflammatory disorders, including rheumatoid arthritis. The option to acquire Crescendo may be exercised at our sole discretion if Crescendo attains a minimum revenue milestone during the three-year option term, in which case the purchase price will be based on a predetermined multiple of revenue based on the revenue growth rate of Crescendo at the time of option exercise. If Crescendo does not attain the minimum revenue milestone during the three-year option term, we will have a one-time right to exercise the option at the end of the option term and acquire Crescendo for a fixed purchase price in lieu of the formula price. In either case, the purchase price will be all cash and will be subject to adjustment for Crescendo’s cash, debt and other working capital items at closing. In order to facilitate the potential option exercise, Myriad Crescendo Inc., our wholly-owned subsidiary, and Crescendo have entered into a definitive merger agreement, dated September 8, 2011, that has been approved by the requisite vote of Crescendo’s stockholders. Under the terms of the merger agreement, if we exercise the option it will immediately trigger the closing and completion of the merger.

In connection with the option, we also loaned Crescendo $25 million for a period of six years at an interest rate of 6 percent per year, with interest payable annually and principal payable upon maturity, subject to the terms and conditions of a loan and security agreement entered into by the parties. See Note 11 “Term Loan and Option Agreement” in the notes to our condensed consolidated financial statements (unaudited) for information regarding the Crescendo option and loan.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	share-based payment expense;

•	goodwill; and

•	income taxes.

Revenue Recognition. Revenue includes the sale of molecular diagnostic tests for our predictive, personalized and prognostic medicine tests, and is recorded at the invoiced amount net of any discounts or allowances. Molecular diagnostic testing revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Revenue also includes sales of our companion diagnostic services and is also recorded at the invoiced amount net of any discounts or allowances. Revenue is recognized upon completion of the test or service, communication of results, and when collectability is reasonably assured.

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

After a review of our allowance for doubtful accounts as of September 30, 2011 and June 30, 2011, we have determined that if a hypothetical ten percent increase in our allowance for doubtful accounts were to occur, this would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $370,000.

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our companion diagnostic services. Total revenue for the three months ended September 30, 2011 was $110.5 million, compared to $91.9 million for the same three months in 2010. Of this 20% increase in revenue, approximately 11.5% is attributable to increased molecular diagnostic testing volume and new products, approximately 1.5% is attributable to price increases and approximately 7% is due to companion diagnostic service revenue. Sales of our BRACAnalysis test accounted for approximately 81.0% of our total revenues during the three months ended September 30, 2011. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of our tests by the medical community and increased patient testing volumes. However, there can be no assurance that molecular diagnostic testing revenue or companion diagnostic service revenue will continue to increase or remain at current levels.

Total revenue of our molecular diagnostic tests and companion diagnostic services for the three months ended September 30, 2011 and 2010 were as follows:

	Three months ended Sep. 30,
(In thousands)	2011	2010	% Change
Molecular diagnostic revenues:
BRACAnalysis	$89,485	$80,667	11%
COLARIS & COLARIS AP	9,624	7,132	35%
Other	4,860	4,059	20%

Total molecular diagnostic revenues	103,969	91,858	13%

Companion diagnostic service revenues	6,483	—	100%

Total revenues	$110,452	$91,858	20%

We began providing companion diagnostic services following our acquisition of Myriad RBM on May 31, 2011.

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Oncology and women’s health revenues were approximately 71% and 29% of total molecular diagnostic revenues. Sales of molecular diagnostic tests in each market for the three months ended September 30, 2011 and 2010 were as follows:

	Three months ended Sep. 30,
(In thousands)	2011	2010	% Change
Molecular diagnostic testing revenues:
Oncology	$74,208	$66,045	12%
Women’s Health	29,761	25,813	15%

Total molecular diagnostic testing revenues	$103,969	$91,858	13%

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic revenue for the three months ended September 30, 2011 was $11.3 million, compared to $11.0 million for the same three months in 2010. This increase of 3% in molecular diagnostic cost of revenue is primarily due to an increase in testing volumes. Our molecular diagnostic testing gross profit margin was 89% for the three months ended September 30, 2011 compared to 88% for the same period last year. This modest increase in gross profit margins is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Cost of companion diagnostic services was $3.1 million for the three months ended September 30, 2011. Our companion diagnostic services gross profit margin was 53% for the three months ended September 30, 2011. Our gross profit margins may fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests, changes in companion diagnostic services, price changes of existing tests and services, changes in our costs associated with such tests and services, new technologies and operating systems to integrate into our molecular diagnostic laboratories and costs associated with establishing additional laboratories outside the United States. There can be no assurance that gross profit margins will continue to increase or remain at current levels.

Our research and development expenses include costs incurred in maintaining and improving our nine current molecular diagnostic tests and costs incurred for the discovery, development and validation of our pipeline of molecular and companion diagnostic test candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs for molecular diagnostic and companion diagnostic tests in development, and equipment and facility costs. Research and development expenses incurred during the three months ended September 30, 2011 were $8.5 million compared to $5.8 million for same three months in 2010. This increase of 48% was primarily due to increased research and development costs associated with clinical studies to support our existing molecular diagnostic tests, as well as internal molecular diagnostic and companion diagnostic test discovery and development. We expect that our research and development expenses will increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and companion diagnostic services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended September 30, 2011 were $46.1 million, compared to $39.5 million for the same three months in 2010. The increase in selling, general and administrative expense of 17% was due primarily to:

•	an increase of approximately $2.6 million due to administrative costs from the newly acquired Myriad RBM to support the companion diagnostic service business;

•	an increase of approximately $1.6 million in costs to support our 13% growth in molecular diagnostic revenue;

•	an increase of approximately $1.1 million in international administrative costs from our European expansion efforts including various consulting, planning and set-up activities;

•	an increase in sales and marketing expense of approximately $1.0 million to support our molecular diagnostic revenue growth; and

•	an increase in share-based compensation expense of approximately $0.3 million.

We expect that our selling, general and administrative expenses will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial, depending on the number and scope of any new molecular diagnostic and companion diagnostic launches, our efforts in support of our existing molecular diagnostic tests and companion diagnostic services as well as our continued international expansion efforts.

Other Income (Expense)

Interest income for the three months ended September 30, 2011 was $0.5 million, compared to $0.7 million for the same three months in 2010, a decrease of 34%. The decrease was due primarily to lower interest rates during the period. In addition, we are recording interest income related to the note receivable from Crescendo that was issued on September 8, 2011 at 6 percent per year. We are also utilizing the effective interest method to accrete the discount portion of the Crescendo note receivable through interest income over the three year term of our option to acquire Crescendo.

Income Tax Provision

Income tax expense for the three months ended September 30, 2011 was $16.7 million, for an effective income tax rate of approximately 40%, compared to income tax expense of $13.6 million or a 38% effective income tax rate in the same period in 2010. Income tax expense for the three months ended

September 30, 2011 is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2012 adjusted by discrete items recognized during the period. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state and alternative minimum income taxes as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise. Certain significant or unusual items are separately recognized during the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Due to the utilization of net operating loss carryforwards that offset our taxes payable, our current income tax expense is significantly higher than our actual cash paid for income taxes.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $15.6 million, or 4%, to $401.7 million at September 30, 2011 from $417.3 million at June 30, 2011. This decrease was primarily attributed to purchasing $37.2 million of our common stock under our share repurchase programs, issuance of a $25 million loan to Crescendo, including $8.0 million allocated to the option to purchase Crescendo, expenditures for our internal research and development programs, and purchases of technology and capital assets, which were offset by cash generated from sales of our molecular diagnostic tests and companion diagnostic services.

Net cash provided by operating activities was $31.9 million during the three months ended September 30, 2011, compared to $29.3 million provided by operating activities during the same three months in 2010. Our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization which totaled $8.8 million during the three months ended September 30, 2011.

Our investing activities used cash of $2.5 million during the three months ended September 30, 2011 and provided cash of $16.7 million during the same three months in 2010. Investing activities were comprised primarily of purchases and sales and maturities of marketable investment securities and the issuance of a $25.0 million loan to Crescendo. Capital expenditures for equipment and facilities for the three months ended September 30, 2011 were $2.1 million.

Financing activities used cash of $19.3 million during the three months ended September 30, 2011 and used cash of $15.5 million in the same three months in 2010. Cash utilized in financing activities during the three months ended September 30, 2011 was primarily due to the purchase of $37.2 million of our common stock through our share repurchase programs, partially offset by $0.8 million from cash provided by the exercise of stock options and $17.0 million from excess tax benefits received from share based compensation.

We believe that our existing capital resources and net cash expected to be generated from sales of our molecular diagnostic tests and companion diagnostic services, will be adequate to fund our current and planned operations for at least the foreseeable future, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise financing. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure to sustain revenue growth or margins in our molecular diagnostic testing and companion diagnostic services businesses;

•	termination of the licenses underlying our molecular diagnostic tests and companion diagnostic services or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	the costs and expenses incurred in supporting our existing molecular diagnostic tests and companion diagnostic services and expanding into foreign markets;

•	the progress, results and cost of developing and launching additional molecular diagnostic tests and offering additional companion diagnostic services;

•

potential business development activities and acquisitions, such as our acquisition of Myriad RBM and our strategic debt investment and option to acquire Crescendo Biosciences, and our ability to successfully integrate and achieve the expected benefits of our business development activities and acquisitions;

•	changes in the government regulatory approval process for our tests and services;

•	the progress, costs and results of our international expansion efforts;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and companion diagnostic services;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us;

•	the introduction of technological innovations or new commercial tests by our competitors;

•	changes in intellectual property laws covering our molecular diagnostic tests and companion diagnostic services and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers reimbursement levels for our tests and services; and

•	changes in structure of the healthcare system or healthcare payment systems.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and companion diagnostic services may decline or will not continue to increase at historical rates; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and companion diagnostic services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and companion diagnostic services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and companion diagnostic services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our generic testing in general or our tests in particular; risks related to regulatory developments or enforcement in the United States and foreign countries and changes in the structure of healthcare payment systems; our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; our ability to successfully integrate and derive benefits from any technologies or businesses that we acquire; the development of competing tests and services; the risk that we or our licensors may be unable to protect the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

There have been no material changes in our market risk during the three months ended September 30, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2011, which is incorporated by reference herein.

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

(b)	Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

We have previously announced the following stock repurchase programs for repurchases of our common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100 million	February 2011
August 2010	$100 million	February 2011
March 2011	$100 million	September 2011
August 2011	$200 million	ongoing

Total:	$500 million

In connection with our most recent stock repurchase authorization, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on market conditions. As of the date of this report, we have not entered into an accelerated share repurchase agreement under our most recent stock repurchase program.

The details of the activity under our stock repurchase programs during the fiscal quarter ended September 30, 2011, were as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	1,189,827	$23.53	1,189,827	$117,011
August 1, 2011 to August 31, 2011	—	—	—	200,117,011
September 1, 2011 to September 30, 2011	494,490	$18.57	494,490	190,934,896

Total	1,684,317		1,684,317	$190,934,896

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

10.1$	Non-Employee Director Compensation Policy

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

$	Management contract or compensatory plan or arrangement.
@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 2, 2011	By:	/s/ PETER D. MELDRUM
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: November 2, 2011	By:	/s/ JAMES S. EVANS
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)