Form 10-Q
period 2011-12-31
MYRIAD GENETICS INC
filed 2012-02-01
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-26642

MYRIAD GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0494517
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

320 Wakara Way, Salt Lake City, UT	84108
(Address of principal executive offices)	(Zip Code)

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

As of January 27, 2012 the registrant had 84,287,794 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$108,848	$52,681
Marketable investment securities	241,782	293,776
Prepaid expenses	3,087	2,949
Inventory, net	10,294	8,218
Trade accounts receivable, less allowance for doubtful accounts of $4,000 at Dec. 31, 2011 and $3,700 at Jun. 30, 2011	42,988	50,272
Deferred taxes	7,786	9,790
Prepaid taxes	16,569	—
Other receivables	1,083	575

Total current assets	432,437	418,261

Equipment and leasehold improvements:
Equipment	50,931	46,912
Leasehold improvements	18,266	17,201

	69,197	64,113
Less accumulated depreciation	44,868	41,033

Net equipment and leasehold improvements	24,329	23,080

Long-term marketable investment securities	77,629	70,857
Long-term deferred taxes	28,081	25,863
Note receivable (see Note 11)	17,667	—
Other assets (see Note 11)	8,000	—
Intangibles, net	16,265	16,715
Goodwill	56,850	56,051

Total assets	$661,258	$610,827

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,876	$11,395
Accrued liabilities	23,736	21,645
Deferred revenue	2,434	1,347

Total current liabilities	35,046	34,387

Unrecognized tax benefits	9,448	9,648

Total liabilities	44,494	44,035

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Dec. 31 , 2011 and Jun. 30, 2011, issued and outstanding 84,232 at Dec. 31, 2011 and 86,244 at Jun. 30, 2011	842	862
Additional paid-in capital	637,605	604,409
Accumulated other comprehensive (loss) income	(253)	151
Accumulated deficit	(21,430)	(38,630)

Total stockholders’ equity	616,764	566,792

	$661,258	$610,827

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 31,		December 31,
	2011	2010	2011	2010
Molecular diagnostic testing	$117,610	$100,440	$221,579	$192,298
Companion diagnostic services	5,201	—	11,684	—

Total revenue	122,811	100,440	233,263	192,298
Costs and expenses:
Cost of molecular diagnostic testing	12,815	12,046	24,115	23,058
Cost of companion diagnostic services	3,302	—	6,364	—
Research and development expense	10,243	6,092	18,748	11,853
Selling, general, and administrative expense	50,986	43,716	97,100	83,210

Total costs and expenses	77,346	61,854	146,327	118,121

Operating income	45,465	38,586	86,936	74,177
Other income (expense):
Interest income	1,382	548	1,856	1,269
Other	(64)	(80)	(205)	(214)

Total other income	1,318	468	1,651	1,055
Income before income taxes	46,783	39,054	88,587	75,232
Income tax provision	18,487	14,863	35,193	28,503

Net income	$28,296	$24,191	$53,394	$46,729

Earnings per share:
Basic	$0.33	$0.26	$0.63	$0.51
Diluted	$0.33	$0.26	$0.62	$0.50
Weighted average shares outstanding
Basic	84,498	91,528	84,870	92,395
Diluted	86,231	93,647	86,602	94,178

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$53,394	$46,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,438	3,541
Share-based compensation expense	13,271	12,491
Bad debt expense	10,589	8,549
Non-cash expense related to in-process research and development technology	750	1,500
Accreted interest on note receivable	(667)	—
Unrecognized tax benefits	—	(996)
Excess tax benefit from share-based compensation	(31,489)	(27,693)
Deferred income taxes	31,274	25,883
(Gain) loss on sale of marketable investment securities	(29)	49
Changes in operating assets and liabilities:
Prepaid expenses	(166)	829
Trade accounts receivable	(3,336)	(811)
Other receivables	(616)	(3)
Prepaid taxes	(16,569)	—
Inventory	(2,111)	(365)
Accounts payable	(2,502)	(1,820)
Accrued liabilities	2,045	(1,462)
Deferred revenue	1,122	—

Net cash provided by operating activities	59,398	66,421

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(5,216)	(3,024)
Acquisition of Rules-Based Medicine, Inc.	(799)	—
Crescendo purchase option (see Note 11)	(8,000)	—
Issuance of note receivable (see Note 11)	(17,000)	—
Purchase of in-process research and development technology	(750)	(1,500)
Purchase of other assets	(100)	(100)
Purchases of marketable investment securities	(159,858)	(228,575)
Proceeds from maturities and sales of marketable investment securities	204,826	197,267

Net cash (used in) provided by investing activities	13,103	(35,932)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	7,687	7,183
Excess tax benefit from share-based compensation	31,489	27,693
Repurchase and retirement of common stock	(55,466)	(90,536)

Net cash used in financing activities	(16,290)	(55,660)

Effect of foreign exchange rates on cash and cash equivalents	(44)	—
Net increase (decrease) in cash and cash equivalents	56,167	(25,171)
Cash and cash equivalents at beginning of period	52,681	92,840

Cash and cash equivalents at end of period	$108,848	$67,669

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad RBM, Inc., Myriad GmbH (Germany), Myriad Genetics GmbH (Switzerland), Myriad Genetics SAS (France), Myriad Genetics S.r.l (Italy), Myriad Financial, Inc., Myriad Crescendo, Inc. and Myriad Therapeutics, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for the three and six months ended December 31, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(2)	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This guidance is effective for fiscal year 2013. Early adoption is permitted. The Company plans to early adopt and apply the guidance to its fiscal 2012 annual goodwill assessment.

(3)	Marketable Investment Securities

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2011 and June 30, 2011 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

At December 31, 2011:
Cash and cash equivalents:
Cash	$49,546	$—	$—	$49,546
Cash equivalents	59,302	—	—	59,302

Total cash and cash equivalents	108,848	—	—	108,848

Available-for-sale:
Corporate bonds and notes	228,988	168	(107)	229,049
Federal agency issues	88,979	37	(4)	89,012
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale	319,467	205	(261)	319,411

Total cash, cash equivalents & available-for-sale	$428,315	$205	$(261)	$428,259

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

At June 30, 2011:
Cash and cash equivalents:
Cash	$24,012	$—	$—	$24,012
Cash equivalents	28,679	—	(10)	28,669

Total cash and cash equivalents	52,691	—	(10)	52,681

Available-for-sale:
Corporate bonds and notes	212,056	307	(10)	212,353
Federal agency issues	150,832	118	(20)	150,930
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale	364,388	425	(180)	364,633

Total cash, cash equivalents & available-for-sale	$417,079	$425	$(190)	$417,314

Cash and maturities of debt securities classified as available-for-sale are as follows at December 31, 2011 (in thousands):

	Amortized cost	Estimated fair value

Cash	$49,546	$49,546
Cash equivalents	59,302	59,302
Available-for-sale:
Due within one year	241,656	241,782
Due after one year through five years	76,311	76,279
Due after five years	1,500	1,350

	$428,315	$428,259

(4)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. As of December 31, 2011, a total of 19,919,000 shares of common stock are reserved for issuance under the 2010 Plan. This number consists of 7,000,000 shares approved by the Company’s stockholders, 3,500,000 of which were approved at the December 2, 2011 shareholders meeting, and 861,000 shares transferred into the 2010 Plan which were cancelled or expired under the Company’s 2003 Employee, Director and Consultant Option Plan (the “2003 Plan”) and 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”). In addition, as of December 31, 2011, the Company may grant up to 12,058,000 additional shares under the 2010 Plan if options previously granted under the 2002 Plan or 2003 Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Options under the plans generally vest ratably over four years and expire ten years from the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. The Company also has an Employee Stock Purchase Plan ( the “Purchase Plan”) under which 2,000,000 shares of common stock have been authorized and, as of December 31, 2011, a total of 1,820,000 shares of common stock had been issued under the Purchase Plan. Shares are issued under the Purchase Plan twice yearly at the end of each six month offering period. During the three and six months ended December 31, 2011, the Company issued an aggregate of 74,000 shares of common stock under the Purchase Plan.

A summary of the stock option activity under the plans for the six months ended December 31, 2011 is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at June 30, 2011	14,453,913	$18.22
Options granted	2,598,674	19.61
Less:
Options exercised	(526,270)	12.08
Options canceled or expired	(273,545)	20.05

Options outstanding at December 31, 2011	16,252,772	$18.61

As of December 31, 2011, options to purchase 8,511,000 shares were vested and exercisable at a weighted average price of $16.65. As of December 31, 2011, there was $51,754,000 of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.6 years.

Share-based compensation expense recognized and included in the consolidated income statements was allocated as follows:

	Three months ended December 31,		Six months ended December 31,
(in thousands)	2011	2010	2011	2010
Cost of molecular diagnostic testing	$294	$298	$593	$596
Cost of companion diagnostic services	17	—	19	—
Research and development expense	723	1,012	1,756	2,062
Selling, general, and administrative expense	5,573	4,807	10,903	9,833

Total share-based compensation expense	$6,607	$6,117	$13,271	$12,491

(4)	Stockholders’ Equity

Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2011	2010	2011	2010
Net income	$28,296	$24,191	$53,394	$46,729
Unrealized gain (loss) on available-for-sale securities, net of tax	(80)	(163)	(201)	(40)
Change in foreign currency translation adjustment	(60)	—	(203)	—

Comprehensive income	$28,156	$24,028	$52,990	$46,689

Stock Repurchase Program

The Company previously announced the following stock repurchase programs for its common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100,000,000	August 2010
August 2010	$100,000,000	February 2011
March 2011	$100,000,000	September 2011
August 2011	$200,000,000	ongoing

Total:	$500,000,000

The current $200,000,000 share repurchase program may be made through open market or privately negotiated purchases, either from time to time or on an accelerated basis, in each case to be executed at management’s discretion based on market conditions.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for the three and six months ended December 31, 2011 and 2010, were as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Shares purchased and retired	928	2,864	2,612	4,626
Common stock and additional paid-in-capital reductions	$6,858	$20,837	$19,271	$33,612
Charges to accumulated deficit	$11,426	$41,094	$36,195	$56,925

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an anti-dilutive effect were not included in the diluted earnings per share for the three and six months ended December 31, 2011 and 2010.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

(in thousands)	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	84,498	91,528	84,870	92,395
Effect of dilutive stock options	1,733	2,119	1,732	1,783

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	86,231	93,647	86,602	94,178

Certain outstanding stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended December 31,		Six months ended, December 31,
(in thousands)	2011	2010	2011	2010
Anti-dilutive options excluded from EPS computation	9,703	8,174	8,770	8,461

(6)	Segment and Related Information

The Company’s business units have been aggregated into three reportable segments: (i) research, (ii) molecular diagnostics and (iii) companion diagnostics. The research segment is focused on the discovery of genes, biomarkers and proteins related to major common diseases and includes corporate services such as finance, human resources, legal, and information technology. The molecular diagnostics segment provides testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The companion diagnostics segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries.

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Research	Molecular diagnostics	Companion diagnostics	Total

Three months ended December 31, 2011:
Revenue	$—	$117,610	$5,201	$122,811
Depreciation and amortization	534	1,344	413	2,291
Segment operating income (loss)	(12,594)	60,775	(2,716)	45,465
Three months ended December 31, 2010:
Revenue	$—	$100,440	$—	$100,440
Depreciation and amortization	486	1,298	—	1,784
Segment operating income (loss)	(11,305)	49,891	—	38,586
Six months ended December 31, 2011:
Revenue	$—	$221,579	$11,684	$233,263
Depreciation and amortization	1,023	2,598	817	4,438
Segment operating income (loss)	(25,300)	115,918	(3,682)	86,936
Six months ended December 31, 2010:
Revenue	$—	$192,298	$—	$192,298
Depreciation and amortization	971	2,570	—	3,541
Segment operating income (loss)	(22,704)	96,881	—	74,177

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2011	2010	2011	2010
Total operating income for reportable segments	$45,465	$38,586	$86,936	$74,177
Interest income	1,382	548	1,856	1,269
Other	(64)	(80)	(205)	(214)
Income tax provision	18,487	14,863	35,193	28,503

Net income	$28,296	$24,191	$53,394	$46,729

(7)	Fair Value Measurements

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial assets that the Company re-measured:

(In thousands)	Level 1	Level 2	Level 3	Total
at December 31, 2011
Money market funds (a)	$39,304	$—	$—	$39,304
Corporate bonds and notes	—	249,047	—	249,047
Federal agency issues	—	89,012	—	89,012
Auction rate securities	—	—	1,350	1,350

Total	$39,304	$338,059	$1,350	$378,713

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2011
Money market funds (a)	$9,680	$—	$—	$9,680
Corporate bonds and notes	—	222,352	—	222,352
Federal agency issues	—	159,920	—	159,920
Auction rate securities	—	—	1,350	1,350

Total	$9,680	$382,272	$1,350	$393,302

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(8)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of December 31, 2011, the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

Income tax expense for the three and six months ended December 31, 2011 was $18,487,000 and $35,193,000, respectively, or approximately 40% of pre-tax income, compared to $14,863,000 and $28,503,000, respectively, for the three and six months ended December 31, 2010, or approximately 38% of pre-tax income. Income tax expense for the three and six months ended December 31, 2011 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2012, adjusted by discrete items recognized during the period. The Company’s annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state and alternative minimum income taxes as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise and sale. As of December 31, 2011 the Company also had a $16,569,000 prepaid tax asset related to prepayments of the Company’s estimated income tax obligation for fiscal year 2012.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state tax returns are not currently under examination.

(10)	Goodwill and Intangible Assets

Goodwill

At December 31, 2011, the Company had recorded goodwill of $56,850,000 related to the acquisition of Myriad RBM, Inc. on May 31, 2011(formerly named Rules-Based Medicine, Inc.). The Company recorded no impairment of goodwill for the three months and six months ended December 31, 2011.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, and customer relationships as well as non-amortizable intangible assets of in-process research and development technologies, and trademarks. The following summarizes the amounts reported as intangible assets:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net

December 31, 2011
Purchased licenses and technologies	$6,500	$(2,414)	$4,086
Customer relationships	4,650	(271)	4,379

Total amortizable intangible assets	11,150	(2,685)	8,465

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	7,800	—	7,800

Total intangible assets	$18,950	$(2,685)	$16,265

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net

June 30, 2011
Purchased licenses and technologies	$6,400	$(2,096)	$4,304
Customer relationships	4,650	(39)	4,611

Total amortizable intangible assets	11,050	(2,135)	8,915

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	7,800	—	7,800

Total intangible assets	$18,850	$(2,135)	$16,715

The Company recorded amortization during the respective periods for these intangible assets as follows:

(in thousands)	Three months ended December 31,		Six months ended December 31,

	2011	2010	2011	2010
Amortization on intangible assets	$275	$80	$550	$160

(11)	Term Loan and Option Agreement

On September 8, 2011, the Company issued a $25,000,000 term loan to Crescendo Bioscience, Inc. (“Crescendo”) of South San Francisco, CA under a Loan and Security Agreement (“Loan Agreement”) and also secured an exclusive three-year option to acquire the company pursuant to a definitive merger agreement (the “Option Agreement”). Crescendo develops molecular diagnostic tests for patients suffering from autoimmune disorders, including rheumatoid arthritis.

Term Loan

Under the Loan Agreement, the Company has loaned Crescendo $25,000,000 for a term of six years, with the principal due upon maturity. Interest accrues at 6% per year and is due annually. In the event Crescendo defaults on the loan, additional interest will accrue at 5% per year. The loan will mature on the earlier of (i) September 8, 2017 or (ii) the third anniversary following the date that the Company’s option to acquire Crescendo under the Option Agreement expires or; otherwise terminates under the terms of the agreement. The option can be accelerated by Crescendo as a result of (a) Crescendo’s delivery of an early termination notice due to the achievement of triggering events under the Option Agreement or (b) Crescendo’s delivery of an initial public offering notice under the Option Agreement. Crescendo has the right to prepay the entire loan amount plus accrued interest at any time without incurring a penalty.

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

Because the option to purchase Crescendo is contingently exercisable by the Company under the Option Agreement, and repayment of the term loan will be accelerated if the option is exercised, the Company has recorded the Option Agreement at fair value as of September 8, 2011 in other assets on the condensed consolidated balance sheet. The fair value of the Option Agreement of $8,000,000 was determined utilizing valuation models, including the market and income based approaches, which utilize various inputs including projected income, volatility, risk free rates and projected terms. The Company has not elected the fair value option associated with this Option Agreement; therefore, the Option Agreement will be evaluated periodically for impairment. No impairment indicators were noted at December 31, 2011.

The residual $17,000,000 value of the term loan has been classified as a note receivable on the condensed consolidated balance sheet as of December 31, 2011. The Company recorded interest income related to accretion of the note receivable and the stated interest rate for the three and six months ended December 31, 2011 of $1,042,000 and $1,167,000, respectively, in the condensed consolidated income statement. The Company is also utilizing the effective interest method to accrete the discount portion of the note receivable through interest income over the three-year term of the Company’s option to acquire Crescendo under the Option Agreement. The note receivable is evaluated for collectability each reporting period. If the Company determines that the note receivable and any accrued interest is not collectible, such amount will be written off in the period that determination is made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading molecular diagnostic company focused on developing and marketing novel predictive medicine, personalized medicine, and prognostic medicine tests. We perform all of the molecular diagnostic testing and analysis in our own reference laboratory. We believe that the future of medicine lies in a shift from a treatment paradigm to a prevention paradigm. By understanding the underlying genetic basis of disease, we believe that individuals who have a greater risk of developing disease can be identified and physicians can use this information to improve patient outcomes and better manage patient healthcare. In addition, by understanding the patient’s individual genetic makeup and specific cause of disease, we believe that our transformative products may assist physicians in better managing their patients healthcare to ensure that they receive the most appropriate therapy at an optimal dosing.

We employ a number of proprietary technologies , including DNA, RNA and protein analysis, that help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. We use this information to guide the development of new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

Our goal is to provide physicians with critical information that may guide the healthcare management of their patients to diagnose the disease at an earlier stage when it may be treatable, determine the most appropriate therapy, assess the aggressiveness of their disease or even potentially prevent disease. Our business strategy for future growth is focused on three key initiatives. First, we are aggressively growing our existing products and markets. Second, we are committed to expanding our business internationally and have recently established operations in Europe. Finally, we intend to launch new transformative products across a diverse set of disease indicators, complementing our current businesses in oncology, women’s health and urology.

Products and Services

We offer nine commercial molecular diagnostic tests, including five predictive medicine tests, three personalized medicine tests, and one prognostic medicine test. We market these tests through our own sales force of approximately 350 people in the United States. We have established operations in Munich, Germany and Zurich, Switzerland and market three of our tests through our own European sales force. We have also entered into marketing collaborations with other organizations in selected Latin American and Asian countries.

Total revenue was $122.8 million and $233.3 million for the three and six months ended December 31, 2011, an increase of approximately 22% and 21% over revenues of $100.4 million and $192.3 million for the same periods in the prior year.

The nine commercial molecular diagnostic tests that we currently offer in the United States are:

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

Of these tests, we are offering our BRACAnalysis®, COLARIS® and, COLARIS AP®, tests in the five major European countries through our wholly-owned subsidiary Myriad GmbH.

Through our wholly owned subsidiary, Myriad RBM, Inc. (“Myriad RBM”), which we acquired in May 2011, we also provide protein analysis services, which we refer to as companion diagnostic services, to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our protein analytics technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of over 550 immunoassays. By analyzing the data generated from these analyses, we attempt to discover biomarker patterns that indicate a particular disease or disorder with a high degree of accuracy. In addition to the fees received from analyzing these samples, we also use this information to create and validate potential diagnostic test panels that can aid us in the development of potential new molecular diagnostic tests. The information from these tests could aid a physician in making diagnostic and treatment decisions and improve the health care management of patients. We recognized companion diagnostic service revenue of $5.2 million and $11.7 million during the three and six months ended December 31, 2011.

Use of Resources

During the three and six months ended December 31, 2011, we devoted substantially all of our resources to supporting our molecular diagnostic and companion diagnostic businesses, as well as to the research and development of future molecular and companion diagnostic opportunities. We also pursue in-licensing opportunities where we acquire rights to new products and technologies from third parties. We have three reportable operating segments—research, molecular diagnostics and companion diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

For the three and six months ended December 31, 2011, we had net income of $28.3 million and $53.4 million and diluted earnings per share of $0.33 and $0.62, compared to $24.2 million and $46.7 million and $0.26 and $0.50 per share in the same periods of the prior year. Net income and earnings per share results for the three and six months ended December 31, 2011 included income tax expense of $18.5 million and $35.2 million compared to $14.9 million and $28.5 million for the same periods in the prior year. As of December 31, 2011, we had an accumulated deficit of $21.4 million.

Recent Developments

Between May 2010 and August 2011, we repurchased $300 million of our outstanding common stock. On August 15, 2011, we announced that our board of directors authorized us to repurchase an additional $200 million of our outstanding common stock. In connection with this fourth stock repurchase authorization, we have been authorized to repurchase shares at management’s discretion based on market conditions and have repurchased an additional $27.5 million of our outstanding common stock. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K, for the year ended June 30, 2011:

Impairment of Long-lived and Intangible Assets, Including Goodwill

Periodically we assess potential impairment of our long-lived assets, which include property, equipment and acquired intangible assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business strategy and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.

We test goodwill for impairment annually as of April 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our companion diagnostic services. Total revenue for the three months ended December 31, 2011 was $122.8 million, compared to $100.4 million for the same three months in 2010. Of this 22% increase in revenue, approximately 15.2% is attributable to increased molecular diagnostic testing volume and new products, approximately 1.8% is attributable to price increases and approximately 5% is due to companion diagnostic service revenue from Myriad RBM, which we acquired in May 2011. Sales of our BRACAnalysis test accounted for 82.6% of our total revenues during the three months ended December 31, 2011. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of our tests by the medical community and increased patient testing volumes. However, there can be no assurance that molecular diagnostic testing revenue or companion diagnostic service revenue will continue to increase or remain at current levels.

Total revenue of our molecular diagnostic tests and companion diagnostic services for the three months ended December 31, 2011 and 2010 were as follows:

	Three months ended
	December 31,
(In thousands)	2011	2010	% Change
Molecular diagnostic testing revenues:
BRACAnalysis	$101,410	$89,186	14%
COLARIS & COLARIS AP	10,923	6,997	56%
Other	5,277	4,257	24%

Total molecular diagnostic testing revenues	117,610	100,440	17%

Companion diagnostic service revenues	5,201	—	100%

Total revenues	$122,811	$100,440	22%

We began providing companion diagnostic services following our acquisition of Myriad RBM on May 31, 2011.

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Oncology and women’s health revenues were approximately 67.8% and 32.2% of total molecular diagnostic testing revenues, respectively. Sales of molecular diagnostic tests in each market for the three months ended December 31, 2011 and 2010 were as follows:

	Three months ended
	December 31,
(In thousands)	2011	2010	% Change
Molecular diagnostic testing revenues:
Oncology	$79,759	$69,437	15%
Women’s health	37,851	31,003	22%

Total molecular diagnostic testing revenues	$117,610	$100,440	17%

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the three months ended December 31, 2011 was $12.8 million, compared to $12.0 million for the same three months in 2010. This increase of 7% in molecular diagnostic testing cost of revenue is primarily due to an increase in testing volumes. Our molecular diagnostic testing gross profit margin was 89% for the three months ended December 31, 2011 compared to 88% for the same period last year. This increase in gross profit margins is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Cost of companion diagnostic services was $3.3 million for the three months ended December 31, 2011.

Our companion diagnostic services gross profit margin was 37% for the three months ended December 31, 2011. Our costs of companion diagnostic services include labor costs, facilities expenses, inventory and various other laboratory maintenance and support costs. Many of these costs associated with the performance of our companion diagnostic services are fixed, consequently, as we experience fluctuations in our companion diagnostic service revenue our gross margins will vary.

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

Our research and development expenses include costs incurred in maintaining and improving our nine current molecular diagnostic tests and costs incurred for the discovery, development and validation of our pipeline of molecular and companion diagnostic test candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs for molecular diagnostic and companion diagnostic tests in development, and equipment and facility costs. Research and development expenses incurred during the three months ended December 31, 2011 were $10.2 million compared to $6.1 million for same three months in 2010. This increase of 67% was primarily due to increased research and development costs associated with clinical studies to support our existing molecular diagnostic tests, license fees and milestones associated with new product acquisitions and development, as well as internal molecular diagnostic and companion diagnostic test discovery and development. We expect that our research and development expenses will increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and companion diagnostic services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended December 31, 2011 were $51.0 million, compared to $43.7 million for the same three months in 2010. The increase in selling, general and administrative expense of 17% was due primarily to support the 22% increase in revenue and include:

•	an increase of approximately $2.7 million due to administrative costs from the newly acquired Myriad RBM;

•	an increase of approximately $2.1 million in bad debt expense;

•	an increase in sales and marketing expense of approximately $0.9 million;

•	an increase of approximately $0.8 million in international administrative costs from our European operations; and

•	an increase in share-based compensation expense of approximately $0.8 million.

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

Other Income (Expense)

Interest income for the three months ended December 31, 2011 was $1.4 million, compared to $0.5 million for the same three months in 2010, an increase of 180%. The increase was due primarily to interest income recorded from the note receivable from Crescendo.

Income Tax Provision

Income tax expense for the three months ended December 31, 2011 was $18.5 million, for an effective income tax rate of approximately 40%, compared to income tax expense of $14.9 million or a 38% effective income tax rate in the same period in 2010. Income tax expense for the three months ended December 31, 2011 is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2012 adjusted by discrete items recognized during the period. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state and alternative minimum income taxes as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise. Certain significant or unusual items are separately recognized during the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Results of Operations for the Six Months Ended December 31, 2011 and 2010

Revenue

Total revenue for the six months ended December 31, 2011 was $233.3 million, compared to $192.3 million for the same six months in 2010. Of this 21% increase in revenue, approximately 13.3% is attributable to increased molecular diagnostic testing volume and new products, approximately 1.7% is attributable to price increases and approximately 6% is due to companion diagnostic service revenue from Myriad RBM, which we acquired in May 2011. Sales of our BRACAnalysis test accounted for approximately 81.8% of our total revenues during the six months ended December 31, 2011.

Total revenue of our molecular diagnostic tests and companion diagnostic services for the six months ended December 31, 2011 and 2010 were as follows:

	Six months ended December 31,
(In thousands)	2011	2010	% Change
Molecular diagnostic testing revenues:
BRACAnalysis	$190,895	$169,853	12%
COLARIS & COLARIS AP	20,547	14,129	45%
Other	10,137	8,316	22%

Total molecular diagnostic testing revenues	221,579	192,298	15%

Companion diagnostic service revenues	11,684	—	100%

Total revenues	$233,263	$192,298	21%

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Sales of molecular diagnostic tests in each market for the six months ended December 31, 2011 and 2010 were as follows:

	Six months ended December 31,
(In thousands)	2011	2010	% Change
Molecular diagnostic testing revenues:
Oncology	$153,967	$135,481	14%
Women’s health	67,612	56,817	19%

Total molecular diagnostic testing revenues	$221,579	$192,298	15%

Costs and Expenses

Cost of molecular diagnostic testing revenue for the six months ended December 31, 2011 was $24.1 million, compared to $23.1 million for the same six months in 2010. This increase of 4% in molecular diagnostic testing cost of revenue is primarily due to an increase in testing volumes. Our molecular diagnostic testing gross profit margin was 89% for the six months ended December 31, 2011 compared to 88% for the same period last year. This increase in gross profit margins is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory.

Cost of companion diagnostic services was $6.4 million for the six months ended December 31, 2011. Our companion diagnostic services gross profit margin was 45% for the six months ended December 31, 2011. Our costs of companion diagnostic services include labor costs, facilities expenses, inventory and various other laboratory maintenance and support costs. Many of these costs associated with the performance of our diagnostic services are fixed, consequently, as we experience fluctuations in our companion diagnostic service revenue our gross margins will vary.

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

Research and development expenses incurred during the six months ended December 31, 2011 were $18.7 million compared to $11.9 million for same six months in 2010. This increase of 57% was primarily due to increased research and development costs associated with clinical studies to support our existing molecular diagnostic tests, the addition of expenses for Myriad RBM, as well as internal molecular diagnostic and companion diagnostic test discovery and development. We expect that our research and development expenses will increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and companion diagnostic services.

Selling, general and administrative expenses for the six months ended December 31, 2011 were $97.1 million, compared to $83.2 million for the same six months in 2010. The increase in selling, general and administrative expense of 17% was due primarily to support the 21% increase in revenues and include:

•	an increase of approximately $5.4 million due to administrative costs from the newly acquired Myriad RBM;

•	an increase of approximately $2.2 million in administrative costs;

•	an increase in sales and marketing expense of approximately $1.8 million;

•	an increase of approximately $1.8 million in bad debt expense;

•	an increase of approximately $1.6 million in international administrative costs from our European operations; and

•	an increase in share-based compensation expense of approximately $1.1 million.

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

Other Income (Expense)

Interest income for the six months ended December 31, 2011 was $1.9 million, compared to $1.3 million for the same six months in 2010, an increase of 46%. The increase was due primarily to interest income recorded from the note receivable from Crescendo.

Income Tax Provision

Income tax expense for the six months ended December 31, 2011 was $35.2 million, for an effective income tax rate of approximately 40%, compared to income tax expense of $28.5 million or a 38% effective income tax rate in the same period in 2010. Income tax expense for the six months ended December 31, 2011 is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2012 adjusted by discrete items recognized during the period.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $11.0 million, or 3%, to $428.3 million at December 31, 2011 from $417.3 million at June 30, 2011. This increase was attributable to increased sales, partially offset by purchasing $55.5 million of our common stock under our share repurchase programs, issuance of a $25 million note to Crescendo, $16.6 million in prepayments of estimated federal income tax obligations, expenditures for our internal research and development programs, purchases of technology and capital assets, sales and marketing expense for our molecular diagnostic products and companion diagnostic services, and other expenditures incurred in the ordinary course of business.

Net cash provided by operating activities was $59.4 million during the six months ended December 31, 2011, compared to $66.4 million during the same six months in 2010. Our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization, which totaled $17.7 million during the six months ended December 31, 2011. Cash from operating activities also decreased by $16.6 million during the six months ended December 31, 2011 due to prepayments of estimated federal income tax obligations.

Our investing activities provided cash of $13.1 million during the six months ended December 31, 2011 and used cash of $35.9 million during the same six months in 2010. Investing activities were comprised primarily of purchases and sales and maturities of marketable investment securities and the issuance of a $25.0 million loan to Crescendo. Capital expenditures for equipment and facilities for the six months ended December 31, 2011 were $5.2 million.

Financing activities used cash of $16.3 million during the six months ended December 31, 2011 and used cash of $55.7 million in the same six months in 2010. Cash utilized in financing activities during the six months ended December 31, 2011 was primarily due to the purchase of $55.5 million of our common stock through our share repurchase programs, partially offset by $7.7 million from cash provided by the exercise of stock options and $31.5 million from excess tax benefits received from share-based compensation.

We believe that our existing capital resources and net cash expected to be generated from sales of our molecular diagnostic tests and companion diagnostic services will be adequate to fund our current and planned operations for at least the foreseeable future, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise financing. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

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

•

potential business development activities, in-licensing agreements and acquisitions, such as our acquisition of Myriad RBM and our strategic debt investment and option to acquire Crescendo Biosciences, and our ability to successfully integrate and achieve the expected benefits of our business development activities, in-licensing agreements and acquisitions;

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and companion diagnostic services may decline or will not continue to increase at historical rates; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and companion diagnostic services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and companion diagnostic services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and companion diagnostic services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory developments or enforcement in the United States and foreign countries and changes in the structure of healthcare payment systems; our ability to obtain new corporate collaborations or licenses and acquire new technologies on satisfactory terms, if at all; our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; the development of competing tests and services; the risk that we or our licensors may be unable to protect the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and six months ended December 31, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which is incorporated by reference herein.

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

PART II - Other Information

Item 1. Legal Proceedings

We are a defendant in a lawsuit brought by the Association for Molecular Pathology, et al . (the “Plaintiffs”) on May 12, 2009 in the United States District Court for the Southern District of New York (the “District Court”) before Judge Robert W. Sweet. The Plaintiffs sought a declaratory ruling that 15 claims of seven patents relating to the BRCA1 and BRCA2 genes, which patents are exclusively licensed to us, are invalid and unenforceable, and enjoining us (and the other defendants) from taking any actions to enforce these claims of these patents. The 15 claims at issue in the lawsuit are part of the intellectual property relating to our BRAC Analysis predictive medicine test for breast and ovarian cancer. On April 19, 2010, Judge Sweet entered a judgment in this lawsuit ruling that these 15 claims at issue were invalid. On June 16, 2010, we filed a Notice to Appeal with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”) appealing the District Court decision. On July 29, 2011 the Court of Appeals reversed the District Court’s decision, in part, holding that the nine composition claims relating to “isolated” DNA molecules and one method claim relating to screening potential cancer therapeutics via changes in cell growth rates are patent-eligible under 35 U.S.C. Section 101. However, the Court of Appeals affirmed the District Court’s decision that the remaining five method claims directed to “comparing” or “analyzing” DNA sequences are patent ineligible. The Court of Appeals also affirmed the District Court’s decision to exercise declaratory judgment jurisdiction. After the Court of Appeals issued its opinion, both parties requested, in part, a panel rehearing of the decision of the Court of Appeals. The Court of Appeals denied each party’s request for a panel rehearing. On December 7, 2011, Plaintiffs filed a Petition For A Writ of Certiorari with the Supreme Court of the United States, seeking the Supreme Court’s review of the decision of the Court of Appeals as it pertains to the composition claims relating to “isolated” DNA molecules, and the Court of Appeals decision that 19 of the Plaintiffs lacked standing. On January 13, 2012, we filed our Brief In Opposition to the Plaintiffs’ Petition For A Writ of Certiorari. The matter will be submitted to the Supreme Court for its decision on whether to grant or deny Plaintiffs’ Petition For A Writ of Certiorari.

Apart from the 15 claims being challenged in this lawsuit, there are 164 separate claims under these seven patents which also cover the intellectual property utilized in, or related to, our BRAC Analysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Additionally, there are 17 other issued U.S. patents which also cover the intellectual property utilized in, or related to, our BRAC Analysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Accordingly, we do not believe that this lawsuit will have a material adverse impact on the Company.

We are not a party to any other legal proceedings that we believe will have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

Other than discussed subsequently, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011

Our Term Loan and Option Agreement may result in a substantial loss.

On September 8, 2011, we issued a six-year term loan for $25,000,000 to Crescendo Bioscience, Inc., or Crescendo, of South San Francisco, CA under a Loan and Security Agreement, or Loan Agreement, and also secured an exclusive three-year option to acquire the company pursuant to a definitive merger agreement, which we refer to as the Option Agreement. As of December 31, 2011, we had recorded on our balance sheet a $17,667,000 note receivable related to the Loan Agreement and an $8,000,000 other asset related to the Option Agreement. Although we do not anticipate that Crescendo will default under the Loan Agreement or that the value of the Option Agreement will deteriorate over time, there can be no assurance that Crescendo will repay the loan or ultimately succeed in its business plan. In the event that Crescendo does not make the principal and accrued interest payments in accordance with the Loan Agreement and we do not exercise our option to purchase Crescendo, we would be required to record a loss up to $25 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

We have previously announced the following stock repurchase programs for repurchases of our common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100 million	August 2011
August 2010	$100 million	February 2011
March 2011	$100 million	September 2011
August 2011	$200 million	ongoing

Total:	$500 million

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

The details of the activity under our stock repurchase programs during the fiscal quarter ended December 31, 2011, were as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	174,440	$18.51	174,440	$185,272,280
November 1, 2011 to November 30, 2011	468,401	$20.05	468,401	182,042,847
December 1, 2011 to December 31, 2011	284,868	$19.88	284,868	172,650,855

Total	927,709		927,709	$172,650,855

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

10.1$	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2011 (File No. 0-26642) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

$	Management contract or compensatory plan or arrangement.
@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 1, 2012	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: February 1, 2012	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)