Form 10-Q
period 2012-03-31
MYRIAD GENETICS INC
filed 2012-05-02
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(801) 584-3600

Registrant’s telephone number, including area code:

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

As of April 27, 2012 the registrant had 84,865,995 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	March 31, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$104,852	$52,681
Marketable investment securities	232,512	293,776
Prepaid expenses	2,154	2,949
Inventory	10,383	8,218
Trade accounts receivable, less allowance for doubtful accounts of $4,300 at Mar. 31, 2012 and $3,700 at Jun. 30, 2011	50,948	50,272
Deferred taxes	5,686	9,790
Prepaid taxes	10,633	—
Other receivables	1,501	575

Total current assets	418,669	418,261

Equipment and leasehold improvements:
Equipment	52,991	46,912
Leasehold improvements	17,773	17,201

	70,764	64,113
Less accumulated depreciation	46,663	41,033

Net equipment and leasehold improvements	24,101	23,080

Long-term marketable investment securities	129,346	70,857
Long-term deferred taxes	27,964	25,863
Note receivable (see Note 12)	18,333	—
Other assets (see Note 12)	8,000	—
Intangibles, net	15,990	16,715
Goodwill	56,850	56,051

Total assets	$699,253	$610,827

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,939	$11,395
Accrued liabilities	27,726	21,645
Deferred revenue	1,387	1,347

Total current liabilities	37,052	34,387

Unrecognized tax benefits	10,008	9,648

Total liabilities	47,060	44,035

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Mar. 31 , 2012 and Jun. 30, 2011, issued and outstanding 84,544 at Mar. 31, 2012 and 86,244 at Jun. 30, 2011	845	862
Additional paid-in capital	651,535	604,409
Accumulated other comprehensive (loss) income	(99)	151
Accumulated deficit	(88)	(38,630)

Total stockholders’ equity	652,193	566,792

	$699,253	$610,827

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share amounts)	2012	2011	2012	2011
Molecular diagnostic testing	$123,312	$102,374	$344,891	$294,672
Companion diagnostic services	6,465	—	18,149	—

Total revenue	129,777	102,374	363,040	294,672
Costs and expenses:
Cost of molecular diagnostic testing	13,465	11,133	37,580	34,191
Cost of companion diagnostic services	3,763	—	10,127	—
Research and development expense	11,753	6,667	30,502	18,520
Selling, general, and administrative expense	54,700	42,750	151,799	125,960

Total costs and expenses	83,681	60,550	230,008	178,671

Operating income	46,096	41,824	133,032	116,001
Other income (expense):
Interest income	1,379	547	3,235	1,816
Other	6	(59)	(199)	(273)

Total other income	1,385	488	3,036	1,543
Income before income taxes	47,481	42,312	136,068	117,544
Income tax provision	17,866	14,372	53,059	42,874

Net income	$29,615	$27,940	$83,009	$74,670

Earnings per share:
Basic	$0.35	$0.32	$0.98	$0.82
Diluted	$0.34	$0.31	$0.96	$0.80
Weighted average shares outstanding
Basic	84,403	88,206	84,715	91,019
Diluted	86,462	90,127	86,537	92,846

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$83,009	$74,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,741	5,341
Loss of disposition on assets	206
Share-based compensation expense	19,859	18,715
Bad debt expense	17,491	12,337
Non-cash expense related to in-process research and development technology	750	1,500
Accreted interest on note receivable (see Note 12)	(1,333)	—
Unrecognized tax benefits	560	(348)
Excess tax benefit from share-based compensation	(32,197)	(44,182)
Deferred income taxes	34,199	39,591
(Gain) loss on sale of marketable investment securities	(566)	35
Changes in operating assets and liabilities:
Prepaid expenses	781	1,819
Trade accounts receivable	(18,186)	(10,972)
Other receivables	(1,152)	(951)
Prepaid taxes	(10,633)	—
Inventory	(2,180)	—
Accounts payable	(3,456)	(3,679)
Accrued liabilities	6,150	581
Deferred revenue	63	—

Net cash provided by operating activities	100,106	94,457

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(7,216)	(3,182)
Acquisition of Myriad RBM, Inc.	(799)	—
Crescendo purchase option (see Note 12)	(8,000)	—
Issuance of note receivable (see Note 12)	(17,000)	—
Purchase of in-process research and development technology	(750)	(1,500)
Purchase of other assets	(100)	(100)
Purchases of marketable investment securities	(290,854)	(338,963)
Proceeds from maturities and sales of marketable investment securities	294,005	350,293

Net cash (used in) provided by investing activities	(30,714)	6,548

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	18,058	7,958
Excess tax benefit from share-based compensation	32,197	44,182
Repurchase and retirement of common stock	(67,471)	(178,607)

Net cash used in financing activities	(17,216)	(126,467)

Effect of foreign exchange rates on cash and cash equivalents	(5)	—
Net increase (decrease) in cash and cash equivalents	52,171	(25,462)
Cash and cash equivalents at beginning of period	52,681	92,840

Cash and cash equivalents at end of period	$104,852	$67,378

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad RBM, Inc., Myriad GmbH (Germany), Myriad Genetics GmbH (Switzerland), Myriad Genetics SAS (France), Myriad Genetics S.r.l. (Italy), Myriad Financial, Inc., Myriad Crescendo, Inc. and Myriad Therapeutics, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for the three and nine months ended March 31, 2012 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2012 and June 30, 2011 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At March 31, 2012:
Cash and cash equivalents:
Cash	$52,059	$—	$—	$52,059
Cash equivalents	52,793	—	—	52,793

Total cash and cash equivalents	104,852	—	—	104,852

Available-for-sale:
Corporate bonds and notes	259,520	218	(66)	259,672
Federal agency issues	100,833	43	(40)	100,836
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale	361,853	261	(256)	361,858

Total cash, cash equivalents & available-for-sale	$466,705	$261	$(256)	$466,710

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2011:
Cash and cash equivalents:
Cash	$24,012	$—	$—	$24,012
Cash equivalents	28,679	—	(10)	28,669

Total cash and cash equivalents	52,691	—	(10)	52,681

Available-for-sale:
Corporate bonds and notes	212,056	307	(10)	212,353
Federal agency issues	150,832	118	(20)	150,930
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale	364,388	425	(180)	364,633

Total cash, cash equivalents & available-for-sale	$417,079	$425	$(190)	$417,314

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at March 31, 2012 (in thousands):

	Amortized cost	Estimated fair value
Cash	$52,059	$52,059
Cash equivalents	52,793	52,793
Available-for-sale:
Due within one year	232,382	232,512
Due after one year through five years	127,971	127,996
Due after five years	1,500	1,350

	$466,705	$466,710

(4)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. As of March 31, 2012, a total of 19,106,000 shares of common stock are reserved for issuance under the 2010 Plan. This number consists of 7,000,000 shares approved by the Company’s stockholders and 902,000 shares transferred into the 2010 Plan which were cancelled or expired under the Company’s 2003 Employee, Director and Consultant Option Plan (the “2003 Plan”) and 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”). In addition, as of March 31, 2012, the Company may grant up to 11,204,000 additional shares under the 2010 Plan if options previously granted under the 2002 Plan or 2003 Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Options under the plans generally vest ratably over four years and expire ten years from the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. The Company also has an Employee Stock Purchase Plan ( the “Purchase Plan”) under which 2,000,000 shares of common stock have been authorized and, as of March 31, 2012, a total of 1,820,000 shares of common stock had been issued under the Purchase Plan. Shares are issued under the Purchase Plan twice yearly at the end of each six month offering period. During the three and nine months ended March 31, 2012, the Company issued 0 and 74,000 shares of common stock under the Purchase Plan.

A summary of the stock option activity under the plans for the nine months ended March 31, 2012 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2011	14,453,913	$18.22
Options granted	3,145,160	20.37
Less:
Options exercised	(1,339,980)	12.48
Options canceled or expired	(460,866)	21.10

Options outstanding at March 31, 2012	15,798,227	$19.05

As of March 31, 2012, options to purchase 8,894,000 shares were vested and exercisable at a weighted average price of $17.58. As of March 31, 2012, there was $40,199,000 of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.6 years.

Share-based compensation expense recognized and included in the consolidated income statements was allocated as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Cost of molecular diagnostic testing	$285	$301	$878	$897
Cost of companion diagnostic services	20	—	39	—
Research and development expense	818	865	2,574	2,926
Selling, general, and administrative expense	5,465	5,059	16,368	14,892

Total share-based compensation expense	$6,588	$6,225	$19,859	$18,715

(5)	Stockholders’ Equity

Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Net income	$29,615	$27,940	$83,009	$74,670
Unrealized gain (loss) on available-for-sale securities, net of tax	63	1	(138)	(39)
Change in foreign currency translation adjustment	91	—	(112)	—

Comprehensive income	$29,769	$27,941	$82,759	$74,631

Stock Repurchase Program

The Company previously announced the following stock repurchase programs for its common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100,000,000	August 2010
August 2010	$100,000,000	February 2011
March 2011	$100,000,000	September 2011
August 2011	$200,000,000	ongoing

Total:	$500,000,000

The current $200,000,000 share repurchase program may be made through open market or privately negotiated purchases, either from time to time or on an accelerated basis, in each case to be executed at management’s discretion based on market conditions.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for the three and nine months ended March 31, 2012 and 2011, were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Shares purchased and retired	502	4,493	3,114	9,119
Common stock and additional paid-in-capital reductions	$3,732	$32,708	$23,004	$66,320
Charges to accumulated deficit	$8,273	$55,361	$44,468	$112,286

(6)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options that would have an anti-dilutive effect were not included in the diluted earnings per share for the three and nine months ended March 31, 2012 and 2011.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	84,403	88,206	84,715	91,019
Effect of dilutive stock options	2,059	1,921	1,822	1,827

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	86,462	90,127	86,537	92,846

Certain outstanding stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	XXX	XXX	XXX	XXX
	Three months ended March 31,		Nine months ended, March 31,
(In thousands)	2012	2011	2012	2011
Anti-dilutive options excluded from EPS computation	7,589	8,767	8,639	8,648

(7)	Segment and Related Information

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

The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

(In thousands)	Research	Molecular diagnostics	Companion diagnostics	Total
Three months ended March 31, 2012:
Revenue	$—	$123,312	$6,465	$129,777
Depreciation and amortization	567	1,310	426	2,303
Segment operating income (loss)	(15,199)	63,282	(1,987)	46,096

Three months ended March 31, 2011:
Revenue	$—	$102,374	$—	$102,374
Depreciation and amortization	513	1,287	—	1,800
Segment operating income (loss)	(12,571)	54,395	—	41,824

Nine months ended March 31, 2012:
Revenue	$—	$344,891	$18,149	$363,040
Depreciation and amortization	1,591	3,909	1,241	6,741
Segment operating income (loss)	(40,500)	179,200	(5,668)	133,032

Nine months ended March 31, 2011:
Revenue	$—	$294,672	$—	$294,672
Depreciation and amortization	1,484	3,857	—	5,341
Segment operating income (loss)	(35,276)	151,277	—	116,001

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Total operating income for reportable segments	$46,096	$41,824	$133,032	$116,001
Interest income	1,379	547	3,235	1,816
Other	6	(59)	(199)	(273)
Income tax provision	17,866	14,372	53,059	42,874

Net income	$29,615	$27,940	$83,009	$74,670

(8)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the financial assets that the Company re-measured:

(In thousands)	Level 1	Level 2	Level 3	Total
at March 31, 2012

Money market funds (a)	$20,797	$—	$—	$20,797
Corporate bonds and notes	—	291,668	—	291,668
Federal agency issues	—	100,836	—	100,836
Auction rate securities	—	—	1,350	1,350

Total	$20,797	$392,504	$1,350	$414,651

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2011

Money market funds (a)	$9,680	$—	$—	$9,680
Corporate bonds and notes	—	222,352	—	222,352
Federal agency issues	—	159,920	—	159,920
Auction rate securities	—	—	1,350	1,350

Total	$9,680	$382,272	$1,350	$393,302

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(9)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of March 31, 2012, the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

(10)	Income Taxes

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense for the three and nine months ended March 31, 2012 was $17,866,000 and $53,059,000, respectively, or approximately 38% and 39% of pre-tax income, compared to $14,372,000 and $42,874,000, respectively, for the three and nine months ended March 31, 2011, or approximately 34% and 36% of pre-tax income. Income tax expense for the three and nine months ended March 31, 2012 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2012, adjusted by discrete items recognized during the period, such as research and development tax credits related to prior periods. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise and sale. As of March 31, 2012 the Company also had a $10,633,000 prepaid tax asset related to prepayments of the Company’s estimated income tax obligation for fiscal year 2012.

The Company files U.S., U.K. and state income tax returns in jurisdictions with various statutes of limitations. The Company’s New York State income tax returns for the years ended June 30, 2007, 2008 and 2009 are currently under examination by the New York State Department of Taxation and Finance. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The Company’s U.S. federal tax return, U.K. income tax return and all other state tax returns are not currently under examination.

(11)	Goodwill and Intangible Assets

Goodwill

At March 31, 2012, the Company had recorded goodwill of $56,850,000 related to the acquisition of Myriad RBM, Inc. on May 31, 2011(formerly Rules-Based Medicine, Inc.). The Company recorded no impairment of goodwill for the three and nine months ended March 31, 2012.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, and customer relationships as well as non-amortizable intangible assets of in-process research and development technologies, and trademarks. The following summarizes the amounts reported as intangible assets:

(In thousands)	Gross Carrying	Accumlated
March 31, 2012	Amount	Amortization	Net
Purchased licenses and technologies	$6,500	$(2,572)	$3,928
Customer relationships	4,650	(388)	4,262

Total amortizable intangible assets	11,150	(2,960)	8,190

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	7,800	—	7,800

Total intangible assets	$18,950	$(2,960)	$15,990

(In thousands)	Gross Carrying	Accumlated
June 30, 2011	Amount	Amortization	Net
Purchased licenses and technologies	$6,400	$(2,096)	$4,304
Customer relationships	4,650	(39)	4,611

Total amortizable intangible assets	11,050	(2,135)	8,915

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	7,800	—	7,800

Total intangible assets	$18,850	$(2,135)	$16,715

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Amortization on intangible assets	$275	$80	$825	$240

(10)	Term Loan and Option Agreement

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

Because the option to purchase Crescendo is contingently exercisable by the Company under the Option Agreement, and repayment of the term loan will be accelerated if the option is exercised, the Company has recorded the Option Agreement at fair value as of September 8, 2011 in other assets on the condensed consolidated balance sheet. The fair value of the Option Agreement of $8,000,000 was determined utilizing valuation models, including the market and income based approaches, which utilize various inputs including projected income, volatility, risk free rates and projected terms. Under the applicable accounting guidance the Company has an initial policy decision to either re-value the Option Agreement each reporting period or carry the Option Agreement at the original recorded amount and periodically asses the Option Agreement for impairment. The Company has elected to periodically evaluate the Option Agreement for impairment. No impairment indicators were noted at March 31, 2012.

The residual $17,000,000 value of the term loan has been classified as a note receivable on the condensed consolidated balance sheet as of March 31, 2012. The Company recorded interest income related to accretion of the note receivable and the stated interest rate for the three and nine months ended March 31, 2012 of $1,042,000 and $2,208,000, respectively, in the condensed consolidated income statement. The Company is also utilizing the effective interest method to accrete the discount portion of the note receivable through interest income over the three-year term of the Company’s option to acquire Crescendo under the Option Agreement. The note receivable is evaluated for collectability each reporting period. If the Company determines that the note receivable and any accrued interest is not collectible, such amount will be written off in the period that determination is made.

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

We employ a number of proprietary technologies, including DNA, RNA and protein analysis, that help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. We use this information to guide the development of new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

Our goal is to provide physicians with critical information that may guide the healthcare management of their patients to diagnose the disease at an earlier stage when it may be treatable, determine the most appropriate therapy, assess the aggressiveness of their disease or even potentially prevent disease. Our business strategy for future growth is focused on three key initiatives. First, we are growing our existing products and markets. Second, we are expanding our business internationally and have recently established operations in Europe. Finally, we intend to launch new transformative products across a diverse set of disease indicators, complementing our current businesses in oncology, women’s health and urology.

Products and Services

We offer nine commercial molecular diagnostic tests, including five predictive medicine tests, three personalized medicine tests, and one prognostic medicine test. We market these tests through our own sales force of approximately 360 people in the United States. We have also established offices in Paris, France; Madrid, Spain; Milan, Italy; laboratory operations and a sales and administrative office in Munich, Germany; and headquarters in Zurich, Switzerland. We intend to market our BRACAnalysis®, COLARIS®, and COLARIS AP® products through our own European sales force and have entered into marketing collaborations with other organizations in selected Latin American and Asian countries.

Total revenue was $129.8 million and $363.0 million for the three and nine months ended March 31, 2012, an increase of approximately 27% and 23% over revenues of $102.4 million and $294.7 million for the same periods in the prior year.

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

Through our wholly owned subsidiary, Myriad RBM, Inc. (“Myriad RBM”), we analyze proteins, discover biomarkers and provide companion diagnostic services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our protein analytics technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of over 550 immunoassays. By analyzing the data generated from these analyses, we attempt to discover biomarker patterns that indicate a particular disease or disorder with a high degree of accuracy. In addition to the fees received from analyzing these samples, we also use this information to create and validate potential diagnostic test panels that can aid us in the development of potential new companion diagnostic tests. The information from these tests could aid physicians in making treatment decisions to improve the health care management of their patients. We recognized companion diagnostic service revenue of $6.5 million and $18.1 million during the three and nine months ended March 31, 2012.

Use of Resources

During the three and nine months ended March 31, 2012, we devoted substantially all of our resources to supporting our molecular diagnostic and companion diagnostic businesses, as well as to the research and development of future molecular and companion diagnostic opportunities. We also pursued in-licensing opportunities where we acquire rights to new products and technologies from third parties. We have three reportable operating segments—research, molecular diagnostics and companion diagnostics. See Note 7 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

For the three and nine months ended March 31, 2012, we had net income of $29.6 million and $83.0 million and diluted earnings per share of $0.34 and $0.96, compared to $27.9 million and $74.7 million and $0.31 and $0.80 per share in the same periods of the prior year. Net income and earnings per share results for the three and nine months ended March 31, 2012 included income tax expense of $17.9 million and $53.1 million compared to $14.4 million and $42.9 million for the same periods in the prior year. As of March 31, 2012, we had an accumulated deficit of $0.1 million.

Recent Developments

Between May 2010 and August 2011, we repurchased $300 million of our outstanding common stock. On August 15, 2011, our board of directors authorized us to repurchase an additional $200 million of our outstanding common stock. In connection with this latest stock repurchase authorization, we have been authorized to repurchase shares at management’s discretion based on market conditions and have repurchased $39.5 million of our outstanding common stock. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are noted below, along with the policies included in our Annual Report on Form 10-K, for the year ended June 30, 2011.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our companion diagnostic services. Total revenue for the three months ended March 31, 2012 was $129.8 million, compared to $102.4 million for the same three months in 2011. This 27% increase in revenue is primarily due to increased molecular diagnostic testing volume. Diagnostic service revenue from Myriad RBM also contributed 6% to the increase in revenue. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of molecular diagnostic tests by the medical community and increased patient testing volumes. However, there can be no assurance that molecular diagnostic testing revenue or companion diagnostic service revenue will continue to increase or remain at current levels.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the three months ended March 31, 2012 and 2011 were as follows:

	March 31,			% of Total Revenue
(In thousands)	2012	2011	% Change	2012	2011
Molecular diagnostic testing revenues:
BRACAnalysis	$105,894	$90,303	17%	81%	88%
COLARIS & COLARIS AP	11,189	7,414	51%	9%	7%
Other	6,229	4,657	34%	5%	5%

Total molecular diagnostic testing revenues	123,312	102,374	20%

Companion diagnostic service revenues (a)	6,465	—	100%	5%	0%

Total revenues	$129,777	$102,374	27%	100%	100%

(a)	We began providing companion diagnostic services following our acquisition of Myriad RBM on May 31, 2011

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Oncology and women’s health revenues were 70.2% and 29.8% of total molecular diagnostic testing revenues, respectively. Sales of molecular diagnostic tests in each market for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
(In thousands)	2012	2011	% Change
Molecular diagnostic testing revenues:
Oncology	$86,612	$73,107	19%
Women’s health	36,700	29,267	25%

Total molecular diagnostic testing revenues	$123,312	$102,374	20%

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the three months ended March 31, 2012 was $13.5 million, compared to $11.1 million for the same three months in 2011. This increase of 21% in molecular diagnostic testing cost of revenue is primarily due to an increase in testing volumes. Our costs of companion diagnostic services include similar items. Cost of companion diagnostic services was $3.8 million for the three months ended March 31, 2012. Many of these costs associated with the performance of our companion diagnostic services are fixed; consequently, gross margins will vary as we experience fluctuations in our companion diagnostic service revenue.

Our cost of revenue may fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests, changes in companion diagnostic services, price changes of existing tests and services, changes in our costs associated with such tests and services, new technologies and operating systems to integrate into our molecular diagnostic laboratories and costs associated with operating additional laboratories outside the United States. There can be no assurance that gross profit margins will continue to increase or remain at current levels.

Our research and development expenses include costs incurred in maintaining and improving our nine current molecular diagnostic tests and costs incurred for the discovery, development and validation of our pipeline of molecular and companion diagnostic test candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the three months ended March 31, 2012 were $11.8 million compared to $6.7 million for same three months in 2011. This increase of 76% was primarily due to the following:

•	an increase of approximately $2.4 million in internal development activities and clinical studies to support our existing molecular diagnostic testing products;

•	the addition of $1.9 million in companion diagnostic discovery costs from Myriad RBM; and

•	an increase of approximately $0.8 million due to the internal development of future molecular diagnostic product candidates.

We expect that our research and development expenses will increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and companion diagnostic services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended March 31, 2012 were $54.7 million, compared to $42.8 million for the same three months in 2011. The increase in selling, general and administrative expense of 28% was due primarily to support the 27% increase in revenue and include:

•	an increase of approximately $3.1 million in bad debt expense;

•	the addition of $2.6 million of administrative costs from Myriad RBM;

•	an increase in sales and marketing expense of approximately $2.5 million due to various marketing initiatives and increased sales commissions;

•	an increase in share-based compensation expense of approximately $2.4 million; and

•	an increase of approximately $1.3 million in international administrative costs from our European operations.

We expect that our selling, general and administrative expenses will continue to increase from quarter to quarter and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic and companion diagnostic launches, our efforts in support of our existing molecular diagnostic tests and companion diagnostic services as well as our continued international expansion efforts.

Other Income (Expense)

Interest income for the three months ended March 31, 2012 was $1.4 million, compared to $0.5 million for the same three months in 2011. The increase was due primarily to interest income recorded from the note receivable from Crescendo.

Income Tax Provision

Income tax expense for the three months ended March 31, 2012 was $17.9 million, for an effective income tax rate of approximately 38%, compared to income tax expense of $14.4 million or a 34% effective income tax rate in the same period in 2011. Income tax expense for the three months ended March 31, 2012 is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2012 adjusted by discrete items recognized during the period. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state and alternative minimum income taxes as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise. Certain significant or unusual items are separately recognized during the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Results of Operations for the Nine Months Ended March 31, 2012 and 2011

Revenue

Total revenue for the nine months ended March 31, 2012 was $363.0 million, compared to $294.7 million for the same nine months in 2011. This 23% increase in revenue is primarily due to increased molecular diagnostic testing volume. Diagnostic service revenue from Myriad RBM also contributed 6% to the increase in revenue.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the nine months ended March 31, 2012 and 2011 were as follows:

	Nine months ended
	March 31,			% of Total Revenue
(In thousands)	2012	2011	% Change	2012	2011
Molecular diagnostic testing revenues:
BRACAnalysis	$296,789	$260,156	14%	82%	89%
COLARIS & COLARIS AP	31,736	21,543	47%	9%	7%
Other	16,366	12,973	26%	4%	4%

Total molecular diagnostic testing revenues	344,891	294,672	17%

Companion diagnostic service revenues	18,149	—	100%	5%	0%

Total revenues	$363,040	$294,672	23%	100%	100%

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Oncology and women’s health revenues were 69.8% and 30.2% of total molecular diagnostic testing revenues, respectively. Sales of molecular diagnostic tests in each market for the nine months ended March 31, 2012 and 2011 were as follows:

	xxxxxxx	xxxxxxx	xxxxxxx
	Nine months ended
	March 31,
(In thousands)	2012	2011	% Change
Molecular diagnostic testing revenues:
Oncology	$240,579	$208,588	15%
Women’s health	104,312	86,084	21%

Total molecular diagnostic testing revenues	$344,891	$294,672	17%

Costs and Expenses

Cost of molecular diagnostic testing revenue for the nine months ended March 31, 2012 was $37.6 million, compared to $34.2 million for the same nine months in 2011. This increase of 10% in molecular diagnostic testing cost of revenue is primarily due to an increase in testing volumes. Cost of companion diagnostic services was $10.1 million for the nine months ended March 31, 2012. Many of these costs associated with the performance of our companion diagnostic services are fixed; consequently, gross margins will vary as we experience fluctuations in our companion diagnostic service revenue.

Research and development expenses incurred during the nine months ended March 31, 2012 were $30.5 million compared to $18.5 million for same nine months in 2011. This increase of 65% was primarily due to the following:

•	the addition of $5.5 million in companion diagnostic discovery costs from Myriad RBM;

•	an increase of approximately $4.5 million in internal development activities and clinical studies to support our existing molecular diagnostic testing products;

•	an increase of approximately $1.3 million due to the internal development of future molecular diagnostic product candidates; and

•	an increase of approximately $0.7 million due to the in-license of molecular diagnostic testing product candidates.

Selling, general and administrative expenses for the nine months ended March 31, 2012 were $151.8 million, compared to $126.0 million for the same nine months in 2011. The increase in selling, general and administrative expense of 21% was due primarily to support the 23% increase in revenues and include:

•	the addition of approximately $8.0 million due to administrative costs from Myriad RBM;

•	an increase in sales and marketing expense of approximately $6.9 million due to various marketing initiatives and increased sales commissions;

•	an increase of approximately $5.1 million in bad debt expense;

•	an increase of approximately $2.8 million in international administrative costs from our European operations;

•	an increase of approximately $1.6 million in administrative costs, due to support of domestic market expansion; and

•	an increase in share-based compensation expense of approximately $1.4 million.

Other Income (Expense)

Interest income for the nine months ended March 31, 2012 was $3.2 million, compared to $1.8 million for the same nine months in 2011. The increase was due primarily to interest income recorded from the note receivable from Crescendo.

Income Tax Provision

Income tax expense for the nine months ended March 31, 2012 was $53.1 million, for an effective income tax rate of approximately 39%, compared to income tax expense of $42.9 million or a 36% effective income tax rate in the same period in 2011. Income tax expense for the nine months ended March 31, 2012 is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2012 adjusted by discrete items recognized during the period.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $49.4 million, or 12%, to $466.7 million at March 31, 2012 from $417.3 million at June 30, 2011. This increase was attributable to increased sales, partially offset by purchasing $67.5 million of our common stock under our share repurchase programs, issuance of a $25 million note to Crescendo, payments of $25.8 million in estimated federal income tax obligations, and operating expenditures.

Net cash provided by operating activities was $100.1 million during the nine months ended March 31, 2012, compared to $94.5 million during the same nine months in 2011. Our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization, which totaled $19.9 million and $6.7 million, respectively, during the nine months ended March 31, 2012. Cash from operating activities also decreased by $10.6 million during the nine months ended March 31, 2012 due to payments of estimated income tax obligations.

Our investing activities used cash of $30.7 million during the nine months ended March 31, 2012 and provided cash of $6.5 million during the same nine months in 2011. Investing activities were comprised primarily of purchases and sales and maturities of marketable investment securities and the issuance of a $25.0 million loan to Crescendo. Capital expenditures for equipment and facilities for the nine months ended March 31, 2012 were $7.2 million.

Financing activities used cash of $17.2 million during the nine months ended March 31, 2012 and used cash of $126.5 million in the same nine months in 2011. Cash utilized in financing activities during the nine months ended March 31, 2012 was primarily due to the purchase of $67.5 million of our common stock through our share repurchase programs, partially offset by $18.1 million from cash provided by the exercise of stock options and $32.2 million from excess tax benefits received from share-based compensation.

We believe that our existing capital resources and net cash expected to be generated from sales of our molecular diagnostic tests and companion diagnostic services will be adequate to fund our current and planned operations for the foreseeable future, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise financing. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

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

There have been no material changes in our market risk during the three and nine months ended March 31, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which is incorporated by reference herein.

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

On December 7, 2011, Plaintiffs filed a Petition for a Writ of Certiorari with the Supreme Court of the United States (the “Supreme Court”), seeking the Supreme Court’s review of the decision of the Court of Appeals as it pertains to the composition claims relating to “isolated” DNA molecules, and the Court of Appeals decision that 19 of the Plaintiffs lacked standing. On January 13, 2012, we filed our Brief in Opposition to the Plaintiffs’ Petition for a Writ of Certiorari. On March 26, 2012 the Supreme Court granted the Plaintiffs’ Petition for a Writ of Certiorari, vacated the Court of Appeals’ decision, and remanded the case back to the Court of Appeals for reconsideration in light of the Supreme Court’s decision in Mayo v. Prometheus Laboratories on March 20, 2012. Accordingly, the Court of Appeals will now reconsider its decision dated July 29, 2011. The Court of Appeals has not yet provided a schedule for the matter to be reconsidered.

Apart from the 15 claims being challenged in this lawsuit, there are 164 separate claims under these seven patents which also cover the intellectual property utilized in, or related to, our BRACAnalysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Additionally, there are 17 other issued U.S. patents which also cover the intellectual property utilized in, or related to, our BRACAnalysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Accordingly, we do not believe that this lawsuit will have a material adverse impact on the Company even if we do not ultimately prevail.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011.

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

The details of the activity under our stock repurchase programs during the fiscal quarter ended March 31, 2012, were as follows:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	—	$—	—	$172,650,855
February 1, 2012 to February 29, 2012	252,636	$23.75	252,636	166,649,519
March 1, 2012 to March 31, 2012	249,372	$24.08	249,372	160,645,648
Total	502,008		502,008	$160,645,648

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 2, 2012	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: May 2, 2012	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)