Form 10-K
period 2012-06-30
MYRIAD GENETICS INC
filed 2012-08-15
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-26642

MYRIAD GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0494517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Wakara Way, Salt Lake City, UT	84108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 584-3600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share Preferred Share Purchase Rights	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,756,740,004.

As of August 6, 2012 the registrant had 81,693,318 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 2012.

“We,” “us,” “Myriad” and the “Company” as used in this Annual Report on Form 10-K refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.

“Myriad,” BRACAnalysis, COLARIS, COLARIS AP, MELARIS, PANEXIA, OnDose, PREZEON, TheraGuide, Prolaris, TruCulture, DiscoveryMAP and RodentMap are registered trademarks or trademarks of Myriad.

PART I

Item 1.	BUSINESS

Overview

We are a leading molecular diagnostic company dedicated to making a difference in patients’ lives through the discovery and commercialization of transformative tests which assess a person’s risk of developing disease, guide treatment decisions and assess risk of disease progression and recurrence. We perform all of our molecular diagnostic testing and analysis in our own reference laboratories and employ a number of proprietary technologies that help us understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. These technologies include the cornerstone technologies of biomarker discovery, high-throughput DNA sequencing, RNA expression and multiplex protein analysis. We use this information to guide the development of new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

We believe in improving the healthcare management of patients by providing physicians with critical information that addresses unmet clinical needs. By understanding the underlying genetic basis of disease, we believe that individuals who have a greater risk of developing disease can be identified and physicians may be able to use this information to improve patient outcomes by potentially delaying or even preventing the onset of disease. In addition, by understanding an individual’s genetics and likelihood of responding to particular therapies, we believe that physicians may be able to tailor a patient’s therapy to improve patient outcomes. By analyzing the expression levels of appropriate genes, we believe that we can provide information to the physician on disease progression, to potentially enable the physician to determine how aggressively to treat the patient’s disease. Further, we have tests in development which analyze protein biomarkers. We think this protein information will help diagnose and determine treatment for many diseases.

To date, we have launched nine commercial molecular diagnostic tests. We market these tests through our own approximate 385-person sales force in the United States. We also market our BRACAnalysis®, COLARIS®, and COLARIS AP® tests through our own European sales force and have entered into marketing collaborations with other organizations in selected Latin American, European and Asian countries. We also generate revenue by providing companion diagnostic services to the pharmaceutical, and biotechnology industries and medical research institutions utilizing our multiplexed immunoassay technology. Total revenue was $496.0 million for the year ended June 30, 2012, an increase of 23% over the prior fiscal year.

During the fiscal year ended June 30, 2012, we devoted our resources to supporting our predictive medicine, personalized medicine and prognostic medicine tests, and our companion diagnostic business, as well as to the research and development of future molecular diagnostic candidate tests. For the year ended June 30, 2012, we had net income of $112.2 million, and at June 30, 2012, we had an accumulated deficit of $12.7 million. For the years ended June 30, 2012, 2011 and 2010, we had research and development expense of $42.6 million, $27.8 million and $21.9 million, respectively. Additional financial information about our three reportable segments is included in Note 10 to our audited financial statements for the fiscal year ended June 30, 2012 included with this Annual Report.

Our Business Strategy

Our business strategy is to understand the relationship between genes and their protein products and human diseases in order to develop the next generation of molecular diagnostic tests. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these genes, proteins, and pathways will enable us to develop novel molecular diagnostic tests. Our business strategy includes the following key elements:

•

Discover important DNA, RNA and protein biomarkers, understand their function and determine their role in human disease. We plan to continue to use our proprietary DNA sequencing, RNA expression and protein analysis technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover important genes and their proteins and to understand their role in human disease. We believe that our technologies provide us with a significant competitive advantage and the potential for numerous product opportunities.

•

Acquire promising biomarkers from other organizations. We intend to continue to take advantage of in-licensing or acquisition opportunities to augment our in-house tests development programs. For example, in September 2011, we obtained a three-year exclusive option to acquire Crescendo Bioscience, Inc., a company that is developing and marketing molecular diagnostic tests for patients suffering from autoimmune disorders, including rheumatoid arthritis, as described further in Note 13 to our financial statements for the fiscal year ended June 30, 2012 included in this Annual Report. We recognize that we cannot meet all of our research discovery goals internally and can benefit from the research performed by other organizations. We hope to leverage our financial strength, product development expertise, and sales and marketing presence to acquire new product opportunities in molecular diagnostic areas of focus.

•

Independently develop and commercialize new transformative molecular diagnostic tests. Our goal is to internally develop informative molecular diagnostic tests that can save lives and improve the quality of life of patients. Additionally, we plan to sell these tests through our own internal sales force and marketing efforts. In connection with any additional tests that we may launch, we plan to expand our existing oncology, urology, and women’s health sales forces and build new sales forces to address other physician specialty groups.

•

Grow our molecular diagnostic business in the United States across multiple disease indications. We plan to continue to seek to expand our markets and increase the market penetration of our existing molecular diagnostic tests. Additionally, we plan to pursue new test opportunities in oncology, women’s health, urology, dermatology, autoimmune and neuroscience diseases to capitalize on our leadership position in the molecular diagnostic industry.

•

Expand our molecular diagnostic business internationally. We believe that the market for our molecular diagnostic products in the major market countries in Europe, Latin America and Asia represents an attractive commercial opportunity. We have established sales offices in Munich, Germany; Paris, France; Madrid, Spain; and Milan, Italy; laboratory operations in Munich, Germany; and international headquarters in Zurich, Switzerland. We believe that our predictive medicine, personalized medicine and prognostic medicine and companion diagnostic products would benefit patients world-wide by assisting physicians in guiding their health care decisions. Our strategy is to continue to focus primarily on Europe and then expand to Latin America and finally Asia.

Molecular Diagnostic Tests

Our molecular diagnostic tests are designed to analyze genes, their mutations, expression levels and proteins to assess an individual’s risk for developing disease later in life, determine a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression and disease recurrence, and measure a patient’s exposure to drug therapy to ensure optimal dosing and reduced drug toxicity. Armed with this valuable information, physicians may be able to effectively manage their patient’s healthcare to prevent or delay the onset of disease and ensure that patients receive the most appropriate treatment for their disease.

To date, we have launched nine commercial molecular diagnostic tests. Our current commercial molecular diagnostic tests are:

•

BRACAnalysis ®: predictive medicine test for hereditary breast and ovarian cancer. Our BRACAnalysis test is a comprehensive analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk of developing hereditary breast and ovarian cancer. A woman who tests positive for a deleterious mutation with the BRACAnalysis test has up to an 87% risk of developing breast cancer and up to a 44% risk of developing ovarian cancer by age 70. As published in the Journal of the National Cancer Institute, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast cancer can reduce their risk by approximately 50% with appropriate preventive therapies. Additionally, as published in the New England Journal of Medicine, researchers have shown that pre-symptomatic individuals who carry gene mutations can lower their risk of developing ovarian cancer by approximately 60% with appropriate preventive therapies. Additionally, BRACAnalysis may be used to assist patients already diagnosed with breast or ovarian cancer and their physicians in determining the most appropriate therapeutic interventions to address their disease.

According to the American Cancer Society, in 2012 there will be approximately 251,000 women in the United States diagnosed with breast cancer or ovarian cancer. The test is currently priced at $3,340 and is covered by all major managed care organizations, or MCOs, and health insurance providers in the United States. We own or have exclusive rights to 24 U.S. patents covering BRACAnalysis testing. BRACAnalysis accounted for 81.7% of our total revenue during the year ended June 30, 2012.

•

COLARIS ®: predictive medicine test for hereditary colorectal cancer and uterine cancer. Our COLARIS test is a comprehensive analysis of the MLH1, MSH2, MSH6 and PMS2 genes for assessing a person’s risk of developing colorectal cancer or uterine cancer. Individuals who carry a deleterious mutation in one of the colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have up to a 71% lifetime chance of developing uterine cancer. Highly effective preventive measures for colon cancer include colonoscopy and the removal of precancerous polyps and for uterine cancer includes hysterectomy. Through proper application of screening and polyp removal, colon cancer is a preventable disease.

According to the American Cancer Society, approximately 191,000 new cases of colorectal or uterine cancer will be diagnosed in 2012. According to the American Society of Clinical Oncologists, familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases. The test is currently priced at $4,480 and is covered by all major MCOs and health insurance providers in the United States. We own or have non-exclusive licensed rights to eight U.S. patents covering COLARIS testing.

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

Our COLARIS AP test is currently priced at $2,050 and is covered by all major MCOs and health insurance providers in the United States. We own or have exclusive rights to ten U.S. patents covering COLARIS AP testing.

COLARIS and COLARIS AP accounted for 8.7% or our total revenue during the year ended June 30, 2012.

•

MELARIS ®: predictive medicine test for hereditary melanoma. Our MELARIS test analyzes mutations in the p16 gene to determine genetic susceptibility to malignant melanoma. Individuals who test positive for a deleterious mutation in the p16 gene with the MELARIS test have a 75-fold increased risk of developing melanoma during their lifetimes as compared to the general population. Melanoma may be prevented through appropriate screening and a specific threshold of action for mutation carriers, in which pre-cancerous lesions are removed before cancer can develop.

According to the American Cancer Society, approximately 76,000 new cases of melanoma will be diagnosed in the United States in 2012. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. The MELARIS test is currently priced at $900 and is covered by most major MCOs and health insurance providers in the United States. We own or have license rights to five U.S. patents covering MELARIS testing.

•

OnDose®: personalized medicine test for chemotherapy toxicity to 5-FU. Our OnDose test is a nanoparticle immunoassay that is designed to assist oncologists in optimizing 5-FU (fluorouracil) anti-cancer drug therapy in colon cancer patients on an individualized basis. The OnDose test provides pharmacokinetic data to the oncologist to help guide dose adjustments of 5-FU to ensure that the potential cancer is being treated appropriately in order to reduce side effects and toxicity. As published in the Journal of Clinical Oncology, a prospective clinical study in 208 colon cancer patients demonstrated an increase in median overall survival of 6 months and a reduction in grade 3 or 4 toxic events of 40% in those patients who were dosed using the OnDose technology compared to patients dosed using current standard of care.

According to IMS prescription data, there were approximately 300,000 prescriptions written for patients diagnosed with colorectal cancer that receive 5-FU chemotherapy last year. The OnDose test is currently priced at $300 per test, and we estimate that a minimum eight tests per patient are required to determine and maintain the optimum 5-FU dose for each patient. The OnDose test is covered by some MCOs and health insurance providers in the United States. We own or have exclusive patent rights to two U.S. patents and two U.S. patent applications covering OnDose testing.

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

According to the American Cancer Society, pancreatic cancer is estimated to affect approximately 44,000 men and women in the United States in 2012. Pancreatic cancer generally has a very poor prognosis for most patients because it is usually detected at a late stage after the cancer has already metastasized to other parts of the body. The PANEXIA test is currently priced at $3,025. We own or have exclusive patent rights to 10 U.S. patent applications covering PANEXIA testing.

•

PREZEON®: personalized and prognostic medicine test for cancer. Our PREZEON test is an immunohistochemistry test that analyzes the PTEN gene and assesses loss of PTEN function in many cancer types. The PTEN gene is one of the most important tumor suppressor genes and its loss of function is associated with more aggressive disease progression and poorer survival. The PTEN gene plays a role in the disease progression of all four of the major cancers – breast, prostate, colon, and lung cancer. The PTEN gene also plays a critical role in cell signaling pathways that are the target of a number of cancer drugs such as EGFR, mTOR and PIK3CA inhibitors. Analysis of PTEN function can help oncologists in identifying patients who may not respond to these classes of cancer drugs.

According to the American Cancer Society, approximately 840,000 new cases of these cancers will be diagnosed this year. The PREZEON test is currently priced at $500. We own or have exclusive patent rights to six U.S. patent covering PREZEON testing.

•

Prolaris®: prognostic medicine test for prostate cancer. Our Prolaris test is a 46-gene molecular diagnostic assay that assesses whether a patient is likely to have a slow growing, indolent form of prostate cancer that can be safely monitored through active surveillance, or a more aggressive form of the disease that would warrant aggressive intervention such as a radical prostatectomy or radiation therapy. The Prolaris test was developed to meet this significant need to improve the physicians ability to predict disease outcome and to thereby optimize treatment. The Prolaris test is based on the understanding of cell division and tumor growth and provides rigorous, quantitative measures of the expression levels of multiple genes related to progression of the cell cycle. As published in the British Journal of Cancer, researchers analyzed the Prolaris test scores of 352 men with prostate cancer who were managed through active surveillance and the Prolaris test was the strongest predictor of prostate cancer death and was highly statistically significant (p = 1.4 x 10-10). The Prolaris test outperformed both the Gleason and PSA score in this study.

According to the American Cancer Society, in the United States approximately 242,000 men are expected to be diagnosed with prostate cancer this year. The Prolaris test is currently priced at $3,400. We own or have exclusive patent rights to four U.S. patent applications covering Prolaris testing.

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

According to IMS prescription data, there are approximately 430,000 prescriptions written for patients who receive 5-FU therapy each year in the United States. The TheraGuide 5-FU test is currently priced at $1,175 and is covered by many MCOs and health insurance providers in the United States. We own or have exclusive rights to two U.S. patent application covering TheraGuide 5-FU testing.

Companion Diagnostic Services and Other Revenue

On May 31, 2011, we completed the acquisition of the privately-held molecular diagnostic company, Rules-Based Medicine, Inc. of Austin, Texas, for a cash purchase price of approximately $80.0 million. As of June 30, 2012, Rules-Based Medicine is operating as a wholly-owned subsidiary of Myriad under the name of Myriad RBM, Inc. or “Myriad RBM”. The acquisition expanded our test pipeline into new disease states, including neuroscience disorders, infectious diseases and inflammatory diseases. We believe that the tests being developed by Myriad RBM will complement the tests that we are developing using our strong research capabilities in nucleic acid (DNA and RNA) analysis with proprietary multiplex immunoassay (protein) technology. Myriad RBM has strategic collaborations with over 20 major pharmaceutical and biotechnology companies, which coupled with our industry-leading position in PARP inhibitor and PI3K inhibitor companion diagnostics, creates a leading franchise in companion diagnostics. In addition, our acquisition of Myriad RBM provides us with access to samples from additional patient cohorts for new molecular diagnostic test development and clinical validation activities.

Through Myriad RBM, we provide biomarker discovery and companion diagnostic services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers. By analyzing the data generated from these tests, we attempt to discover biomarker patterns that indicate a particular disease or disorder with a high degree of accuracy. During the year ended June 30, 2012, Myriad RBM generated $23.6 million in revenue from providing its companion diagnostic services. In addition to the fees received from analyzing these samples, we also use this information to create and validate potential diagnostic test panels that can aid us in the development of potential new molecular diagnostic tests that could aid a physician in making diagnostic and treatment decisions.

Our companion diagnostic services consist of the following:

•

Multi-Analyte Profile (“MAP”): We have compiled a library of over 550 individual human and rodent immunoassays for use in our multi-analyte profile (MAP) testing services and we are continuously adding new assays to this library. We have assembled what we believe are the most clinically relevant human immunoassays from this library into our DiscoveryMAP® assay panel, which we typically employ with pharmaceutical collaborators in human clinical trials. We have also developed RodentMAP®, a proprietary panel for use in pre-clinical animal studies and OncologyMAP®, which measures cancer-related proteins to assist researchers accelerate the pace of discovery, validation and translation of cancer biomarkers for early detection, patient stratification and therapeutic monitoring. Our MAP services are designed to provide a comprehensive and cost-effective evaluation of the biomarker patterns critical to applications such as drug safety and efficacy, disease diagnosis, diseases modeling, patient stratification as well as personal health assessments.

Importantly, the data generated through our companion diagnostic services can business provide new insights into biological systems and enable us to generate potential new molecular diagnostic tests. Under the terms of the agreements with a many of our collaborators, we retain the rights to the companion diagnostic products. We have licensed rights to the Luminex platform used in our MAP testing services.

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

•

TruCulture®: TruCulture is a simple, self-contained whole blood culture that can be deployed to clinical sites around the world for acquiring cell culture data without specialized facilities or training. The TruCulture system may allow pharmaceutical and biotechnology companies to identify drug toxicity prior to human trials, potentially enabling a decision as to whether to continue a drug’s development earlier in the development process and thereby save significant research and development costs. We have exclusive patent rights to one U.S. patent covering our TruCulture and other co-culture services.

Patents and Proprietary Rights

We own or have license rights to 193 issued patents as well as numerous patent applications in the United States and foreign countries. These patents and patent applications cover a variety of subject matter including, diagnostic biomarkers, genes, proteins, gene expression signatures, antibodies, primers, probes, assays, disease-associated genetic mutations and single-nucleotide polymorphisms, methods for determining genetic predisposition, methods for disease diagnosis, methods for determining disease progression, methods for correlation claims, and methods for disease treatment, and general molecular diagnostic techniques.

The following is a summary of key U.S. patents covering our current molecular diagnostic tests and companion diagnostic services. Many of the issued U.S. patents relating to BRACAnalysis, COLARIS, COLARIS AP, MELARIS, PREZEON, PANEXIA and TruCulture also have related foreign issued patents in various countries, including in Europe, Canada, Japan, Australia and New Zealand, claiming similar subject matter and having similar expiration dates. For many of the patents, we hold rights through exclusive or non-exclusive license agreements, which are summarized in the following section under the caption “License Agreements.” We also own additional patent applications and hold other non-exclusive license rights to patents which cover various aspects of our tests or processes.

BRACAnalysis. We own or have exclusive license rights to 525 claims in 24 issued U.S. patents relating to BRACAnalysis testing. These U.S. patents have terms that are expected to expire commencing in 2014, with the last patent expected to expire in 2029. These patents contain multiple claims, including claims relating to compositions of matter on isolated BRCA1 and BRCA2 nucleic acids, compositions of matter on probes and primers, methods of detecting genetic mutations in the BRCA1 and BRCA2 genes and the use thereof for diagnosing predisposition to breast or ovarian cancer, and general molecular diagnostic technology applicable to BRACAnalysis testing. We are a defendant in a lawsuit brought by the Association for Molecular Pathology, et al . (the “Plaintiffs”) on May 12, 2009 in the United States District Court for the Southern District of New York (the “District Court”). The Plaintiffs sought a declaratory ruling that 15 claims of seven patents relating to the BRCA1 and BRCA2 genes, which patents are exclusively licensed to us, are invalid and unenforceable, and enjoining us (and the other defendants) from taking any actions to enforce these claims of these patents. On April 19, 2010, the District Court ruled that these 15 claims at issue were invalid. On June 16, 2010, we filed a Notice to Appeal with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”) appealing the District Court decision. On July 29, 2011 the Court of Appeals reversed the District Court’s decision, in part, holding that the nine composition claims relating to “isolated” DNA molecules and one method claim relating to screening potential cancer therapeutics are patent-eligible under 35 U.S.C. Section 101. However, the Court of Appeals affirmed the District Court’s decision that the remaining five method claims are patent ineligible.

On December 7, 2011, Plaintiffs filed a Petition for a Writ of Certiorari with the Supreme Court of the United States (the “Supreme Court”), seeking the Supreme Court’s review of the decision of the Court of Appeals. On January 13, 2012, we filed our Brief in Opposition to the Plaintiffs’ Petition for a Writ of Certiorari. On March 26, 2012 the

Supreme Court granted the Plaintiffs’ Petition for a Writ of Certiorari and remanded the case back to the Court of Appeals for reconsideration in light of the Supreme Court’s recent decision in Mayo v. Prometheus Laboratories. Accordingly, the Court of Appeals will now reconsider its decision. Briefs of the parties and amici curiae were submitted June 15, 2012 and the Court of Appeals heard the case on July 20, 2012. A decision from the Court of Appeals is expected before the end of 2012.

Apart from the 15 claims being challenged in this lawsuit, there are over 500 separate claims under 24 patents which also cover the intellectual property utilized in, or related to, our BRACAnalysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Accordingly, we do not believe that this lawsuit will have a material adverse impact on the Company even if we do not ultimately prevail.

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

COLARIS AP. We own or have exclusive license rights to 10 issued U.S. patents relating to COLARIS AP testing. These U.S. patents have terms that are expected to expire commencing in 2017, with the last patent expected to expire in 2026. These patents contain multiple claims, including claims relating to MYH compositions of matter on isolated MYH nucleic acids, methods of detecting MYH mutations and methods of detecting a predisposition to colorectal cancer using MYH, and general molecular diagnostic technology applicable to COLARIS AP testing.

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

PANEXIA. We own or have exclusive license rights to eight U.S. patents and two U.S. patent applications relating to PANEXIA testing. These U.S. patents have terms that are expected to expire commencing in 2015 with the last patent expected to expire in 2029. Subject to applicable extensions, we anticipate that the expiration dates of these patent applications, if issued, will commence in 2029. These patent applications disclose varied subject matter, including but not limited to composition of matter claims on PALB2 and BRCA2 gene mutations and methods of diagnosing a predisposition to pancreatic cancer based on PALB2 and BRCA2 gene mutations.

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

Prolaris. We own or have exclusive license rights to four U.S. patent applications relating to Prolaris testing. Subject to applicable extensions, we anticipate that the expiration dates of these patent applications, if issued, will commence in 2030. These patent applications disclose varied subject matter, including but not limited to compositions of matter claims on gene expression signatures and methods of determining the aggressiveness of cancer, methods of determining risk of cancer recurrence based on gene expression signatures, and methods for disease progression.

TheraGuide 5-FU. We own one U.S. patent and two patent applications relating to TheraGuide 5-FU testing. The patent will expire in 2023. Subject to applicable extensions, we anticipate that the expiration date of the U.S. patent applications, if issued, will commence in 2027. The patent and applications disclose varied subject matter, including but not limited to subject matter relating to compositions of matter on DPYD nucleic acids containing specific mutations, diagnostic methods relating to DPYD mutations, and general molecular diagnostic technology applicable to TheraGuide 5-FU.

TruCulture. We have exclusive license rights to commercialize technology covered by one issued U.S. patent for our TruCulture product. This U.S. patent is expected to expire in 2019. This patent contains multiple claims, including but not limited to claims relating to methods and kits for determining the immune defense activity of blood.

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

License Agreements

We are a party to multiple license agreements which give us the rights to use certain technologies in the research, development, testing processes, and commercialization of our molecular diagnostic tests and companion diagnostic services. We may not be able to continue to license these technologies on commercially reasonable terms, if at all. Additionally, patents underlying our license agreements may not afford meaningful protection for our technology or tests or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our failure to maintain rights to this technology could have a material adverse effect on our business.

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

In March 2004 and June 2007, we entered into separate license agreements with the University of Wales and Human Genome Sciences, Inc. (“HGSI”) respectively (collectively referred to as the “COLARIS AP Licensors”) for the exclusive rights to certain intellectual property rights of the respective licensors, including issued patents that relate to the MYH gene, on a world-wide basis. Under these license agreements we pay each of the COLARIS AP Licensors a royalty based on net sales of our COLARIS AP test. Each of these license agreements ends on the expiration date of the last to expire patent covered by the respective license agreements which presently is not anticipated to expire until February of 2018 for the HGSI license and April 2023 for the University of Wales license. The COLARIS AP Licensors have the right to terminate the license agreements for the uncured breach of any material term of the license agreements.

In October 2009, we entered into a license agreement with Johns Hopkins University for the exclusive right to utilize certain intellectual property rights of Johns Hopkins, including issued patents that relate to the PALB2 gene, on a world-wide basis. Under this license agreement we made a one-time payment to Johns Hopkinsopkins for a fully paid up, exclusive, irrevocable license for our PANEXIA test. This license agreement ends on the expiration date of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until March 2030. Johns Hopkins University has the right to terminate the license agreement for the uncured breach of any material term of the license agreements.

In December 2011, we entered into a license agreement with the University of Cologne and the University of Dusseldorf (collectively referred to as “RAD51C Licensors”) for the exclusive right to utilize certain intellectual property rights of the RAD51C Licensors, including a patent application that relates to the RAD51C gene, on a world-wide basis with non-exclusive rights in Germany. Under this license agreement we made a one-time payment to the RAD51C Licensors and pay royalties based on net sales of tests that include RAD51C. This license agreement ends of the expiration date of the last to expire patent covered by the license agreement, which is not anticipated to expire until April 2031. The RAD51C Licensors have the right to terminate the license agreements for the uncured breach of any material term of the license agreements.

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

The technologies for discovering the underlying cause of major diseases, patients’ response to therapies, and disease progression, as well as the approaches for commercializing those discoveries are rapidly evolving. Rapid technological developments could result in our potential tests or processes becoming obsolete before we recover a significant portion of our related research and development costs and associated capital expenditures. If we do not discover biomarkers, develop molecular diagnostic tests and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services before our competitors, we could be adversely affected. Moreover, any molecular diagnostic tests that we may develop could be made obsolete by less expensive or more effective tests or methods that may be developed in the future.

Governmental Regulation

The services that we provide are heavily regulated by federal, state and foreign governmental authorities. Failure to comply with the applicable laws and regulations can subject us to repayment of amounts previously paid to us, significant civil and criminal penalties, loss of licensure, certification, or accreditation, or exclusion from government health care programs. The significant areas of regulation are summarized below.

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Each of our clinical laboratories must hold certain federal, state and local licenses, certifications and permits to conduct our business. Laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services.

Standards for testing under CLIA vary based on the level of test complexity. Laboratories performing high complexity testing must comply with more stringent requirements than laboratories performing waived or moderate complexity testing. Our laboratories in Salt Lake City, Utah and Austin, Texas are CLIA certified to perform high complexity tests.

In addition, CLIA requires each certified laboratory to enroll in an approved proficiency testing program if it performs testing in any category for which proficiency testing is required. Such laboratories must periodically test specimens received from an outside proficiency testing organization and then must submit the results back to that organization for evaluation. A laboratory that fails to achieve a passing score on a proficiency test may lose its right to perform testing in the category at issue. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of the referring laboratory’s CLIA certification.

As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services, or CMS, a CMS agent (typically a state agency), or, if the laboratory is accredited, a CMS-approved accreditation organization. Our laboratories are accredited by the College of American Pathologists, or CAP, which is a CMS-approved accreditation organization. Those laboratories must comply with all CLIA requirements as well as with any additional requirements imposed by CAP.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law. In some cases, state licensure programs actually substitute for the federal CLIA program. In other instances, the state’s regulations may be in addition to the CLIA program. Our laboratories are licensed by the appropriate state agencies in the states in which they operate, if such licensure is required. In addition, our laboratories hold state licenses from California, Florida, and New York, to the extent that they accept specimens from one or more of these states, each of which require out-of-state laboratories to obtain licensure. If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, penalties for violation vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we are in material compliance with all applicable licensing laws and regulations.

We may become aware from time to time of other states that require out-of-state laboratories to obtain licensure to accept specimens from the state, and other states may impose such requirements in the future. If we identify any other state with such requirements, or if we are contacted by any other state advising us of such requirements, we intend to follow all instructions from the state regulators regarding compliance with such requirements.

Food and Drug Administration

Although the Food and Drug Administration (FDA) has consistently claimed that it has the authority to regulate laboratory-developed tests, or LDTs, that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. However, for the past few years, the FDA indicated that it was reviewing the regulatory requirements that will apply to LDTs, and held a two-day public meeting on July 19 and July 20, 2010 to obtain input from stakeholders on how it should apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs, including genetic tests. The FDA has not yet issued the promised additional guidance but may do so in the future. Before any draft or final guidance is issued, however, the FDA will be required, for the next five years, to give at least sixty days prior notice to Congress in accordance with the recently enacted Food and Drug Administration Safety and Innovation Act, or FDASIA. The notice must include anticipated details of the action.

The FDA issued a Draft Guidance on In Vitro Companion Diagnostic Devices on July 14, 2011, which, if finalized, is intended to assist companies developing in vitro companion diagnostics and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined a companion diagnostic as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. This definition is much narrower than the commonly used term “companion diagnostic,” which also refers to tests that may be useful, but are not necessarily a determining factor in the safe and effective use of the therapeutic product. In addition, most LDTs, for which the FDA does not currently require premarket clearance or approval, will not fall within the scope of the Draft Guidance. If the FDA requires premarket review of our LDTs in the future and one or more of those tests are necessary for the safe and effective use of a drug, we and the pharmaceutical or biotechnology company which developed the drug may be subject to the FDA’s guidance if it becomes final.

HIPAA and other privacy laws

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive United States protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically. Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of certain healthcare transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures. HIPAA requires Covered Entities to obtain a written assurance of compliance from individuals or organizations who provide services to Covered Entities involving the use or disclosure of protected health information (“Business Associates”).

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

Under HITECH’s new breach notification requirements, Covered Entities must, within 60 days of discovery of a breach of protected health information that has not been encrypted or otherwise secured, notify each individual whose information has been, or is reasonably believed to have been, accessed, acquired, or disclosed as a result of a breach. Covered Entities must also report breaches to the Department of Health and Human Services, or HHS, and in some cases, publish information about the breach in local or prominent media outlets.

We are currently subject to the HIPAA regulations and maintain an active compliance program. We are subject to audit under HHS’s HITECH-mandated audit program. We may also be audited in connection with a privacy complaint. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To avoid penalties under the HITECH breach notification provisions, we must ensure that breaches of protected health information are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including the breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. We believe that we have taken the steps required of us to comply with health information privacy and security statutes and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

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

Foreign regulations

We market our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

Billing

Billing for diagnostic services is generally highly complex. Laboratories must bill various payors, such as private third-party payors, including MCOs; governmental health care program, such as Medicare and Medicaid; and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:

•	variability in coverage and information requirements among various payors;

•	missing, incomplete or inaccurate billing information provided by ordering physicians;

•	billings to payors with whom we do not have contracts;

•	disputes with payors as to which party is responsible for payment; and

•	disputes with payors as to the appropriate level of reimbursement.

Billing for diagnostic services in connection with governmental payor programs is subject to numerous federal and state regulations and other requirements, resulting in additional costs to us. These additional costs include those related to:

•	variability in coverage and information requirements among various payors;

•	increased complexity in our billing due to the additional procedures and processes required by governmental payor programs;

•	training and education of our employees and customers;

•	compliance and legal costs; and

•	costs related to, among other factors, medical necessity denials and the absence of advance beneficiary notices.

Reimbursement

Depending on the billing arrangement and applicable law, the party that reimburses us for our services may be:

•	a third party who provides coverage to the patient, such as an insurance company or MCO;

•	a governmental payor program; and

•	the patient.

Presently, approximately 85% of our revenue comes from third party payors.

In February 2011, the American Medical Association CPT Editorial Panel approved 101 new analyte-specific codes to describe several molecular genetic tests that currently require multiple CPT codes for billing purposes. The new codes became effective on January 1, 2012 and replaced the old codes used to bill third-party private payors. Third-party private payors that cover Myriad’s tests have converted to the new codes and have continued to reimburse at historical rates. Medicare has yet to determine the reimbursement level for the new codes, however, we expect Medicare to announce the new reimbursement rates in November 2012. The new reimbursement levels are expected to go into effect on January 1, 2013. If Medicare reimbursement levels for the new codes do not recognize the value of the molecular genetic tests, our earnings and cash flows could be adversely impacted.

Federal and State Fraud and Abuse Laws

A variety of federal laws prohibit fraud and abuse involving state and federal health care programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, or DOJ, the Office of Inspector General for the Department of

Health and Human Services, or OIG, and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. These contractors include RACs, Medicaid Integrity Contractors, or MICs, and Zone Program Integrity Contractors, or ZPICs. In addition, CMS conducts CERT audits, the purpose of which is to detect improper Medicare payments. Any overpayments identified must be repaid to the Medicare program unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

Anti-Kickback Laws

The Anti-Kickback Law prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. “Remuneration” is broadly defined to include anything of value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. The Anti-Kickback Law is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry.

Recognizing the breadth of the Anti-Kickback Law and the fact that it may technically prohibit many innocuous or beneficial arrangements within the health care industry, the OIG has issued a series of regulations, or safe harbors. Compliance with all requirements of a safe harbor immunizes the parties to the business arrangement from prosecution under the Anti-Kickback Law. The failure of a business arrangement to fit within a safe harbor does not necessarily mean that the arrangement is illegal or that the OIG will pursue prosecution. Still, in the absence of an applicable safe harbor, a violation of the Anti-Kickback Law may occur even if only one purpose of an arrangement is to induce referrals. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal and civil penalties, imprisonment and possible exclusion from the federal health care programs. Many states have adopted laws similar to the Anti-Kickback Law, and some apply to items and services reimbursable by any payor, including private third-party payors.

Physician Self-Referral Bans

The federal ban on physician self-referrals, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain “designated health services” (which include laboratory services) if the physician or an immediate family member of the physician has any financial relationship with the entity. A “financial relationship” is created by an investment interest or a compensation arrangement. A laboratory cannot bill Medicare or any other party for services furnished pursuant to a prohibited self-referral. Several Stark Law exceptions are relevant to arrangements involving clinical laboratories, including: (1) fair market value compensation for the provision of items or services; (2) payments by physicians to a laboratory for clinical laboratory services; and (3) certain space and equipment rental arrangements that satisfy certain requirements. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties and possible exclusion from the federal health care programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.

State and Federal Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Specific intent to defraud is not required. The qui tam provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. The number of filings of qui tam actions has increased significantly in recent years. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each false claim. Conduct that violates the False Claims Act may also lead to exclusion from the federal health care programs. Given the number of claims likely to be at issue, potential damages under the False Claims Act for even a single inappropriate billing arrangement could be significant. In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to all payors.

Federal Prohibitions on Health Care Fraud and False Statements Related to Health Care Matters

In addition to the administrative simplification regulations discussed above, HIPAA created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including a private insurer. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for health care benefits, items, or services. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from the federal health care programs.

Program Integrity Requirements

The ACA also included a number of provisions intended to strengthen the integrity of the Medicare and Medicaid programs as well as the Children’s Health Insurance Program, or CHIP. These provisions are expected to bolster the ability of state and federal agencies to prevent and detect fraud and abuse. Such measures include enhanced background screening procedures for providers and suppliers participating or enrolling in Medicare, Medicaid, or CHIP; expansion of state and federal authority to suspend Medicare and Medicaid payments pending an investigation of a “credible allegation of fraud”; a grant of broad discretion to CMS to impose temporary moratoria on the enrollment of providers and suppliers by category; and a mandate that all Medicare, Medicaid and CHIP providers and suppliers implement an ethics and compliance program that contains the “core elements” to be established by CMS.

Human Resources

As of July 25, 2012, we had 1,169 full-time equivalent employees, including 45 persons holding doctoral or medical doctor degrees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Risks Related to Our Business and Our Strategy

We may not be able to generate sufficient revenue from our existing tests or develop new tests to maintain profitability.

Although we have developed and marketed several molecular diagnostic tests to date, we believe our future success is dependent upon our ability to successfully market our existing molecular diagnostic tests to additional patients within the United States, to expand into new markets outside the United States, and to develop and commercialize new molecular diagnostic tests and companion diagnostic services. The demand for our existing molecular diagnostic tests may decrease or may not continue to increase at historical rates for a number of reasons. For example, because BRACAnalysis testing and most of our molecular diagnostic tests are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic tests in order to continue to generate revenue. We recently opened a reference laboratory in Germany and expanded sales efforts into selected countries in Europe but may not be able to generate sufficient profits from European sales to recover the costs of our investment. Our pipeline of new molecular diagnostic and companion diagnostic candidates is in various stages of development and may take several more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional molecular diagnostic tests and companion diagnostic services through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests for commercial use, we may not be able to develop tests that:

•	meet applicable regulatory standards, in a timely manner or at all;

•	successfully compete with other technologies and tests;

•	avoid infringing the proprietary rights of others;

•	are adequately reimbursed by third-party payors;

•	can be performed at commercial levels or at reasonable cost; or

•	can be successfully marketed.

We must generate significant revenue to maintain profitability. Even if we succeed in marketing our existing molecular diagnostic tests and companion diagnostic services to physicians for use in new patients and in developing and commercializing any additional molecular diagnostic tests and companion diagnostic services, we may not be able to generate sufficient revenue and we may not be able to maintain profitability.

We may not be able to sustain or increase profitability on a quarterly or annual basis.

In order to develop and commercialize our molecular diagnostic test and companion diagnostic services candidates, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular diagnostic test and companion diagnostic services currently in development, potentially license or acquire additional companies or technologies and engage in commercialization activities in anticipation of the launch of additional molecular diagnostic tests and companion diagnostic services. Because of the numerous risks and uncertainties associated with developing our tests and their potential for commercialization, we are unable to predict the extent of any future profits. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

•	our ability to sell our existing molecular diagnostic tests and companion diagnostic services to new patients;

•	our ability to identify biomarkers that may lead to future molecular diagnostic tests and companion diagnostic services;

•	our ability to develop test candidates and receive required regulatory approvals;

•	our ability to successfully commercialize our tests in our existing markets and to extend into new markets outside the United States;

•	the approval and introduction of competitive tests;

•	the willingness of third-party payors to provide full or even partial reimbursement for our tests;

•	our ability to maintain and grow our sales force and marketing team to market our tests;

•	our ability to successfully integrate, develop and grow products and services and the business of any other companies or technologies that we may license or acquire;

•	our ability to increase commercial acceptance of our current molecular diagnostic tests and companion diagnostic services; and

•	our ability to maintain or grow our current revenues.

Our Term Loan and Option Agreement with Crescendo Bioscience may result in a substantial loss.

On September 8, 2011, we issued a six-year term loan for $25.0 million to Crescendo Bioscience, Inc., or Crescendo, of South San Francisco, California, which is developing molecular diagnostic tests for patients suffering from autoimmune disorders, including rheumatoid arthritis. We made this loan under a Loan and Security Agreement, or Loan Agreement, and also secured an exclusive three-year option to acquire the company pursuant to a definitive merger agreement, which we refer to as the Option Agreement. As of June 30, 2012, we had recorded on our balance sheet a $19.0 million note receivable related to the Loan Agreement and an $8.0 million other asset related to the Option Agreement. Although we do not anticipate that Crescendo will default under the Loan Agreement or that the value of the Option Agreement will deteriorate over time, there can be no assurance that Crescendo will repay the loan or ultimately succeed in its business plan. In the event that Crescendo does not make the principal and accrued interest payments in accordance with the Loan Agreement and we do not exercise our option to purchase Crescendo, we would be required to record a loss up to $25.0 million and any unpaid interest.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which may not be available.

We anticipate that our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic tests will enable us to maintain our currently planned operations for the foreseeable future. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective molecular diagnostic and companion diagnostic tests. Our ongoing efforts to develop tests and expand our business which may be through internally developed products, in licensing and mergers and acquisitions will require substantial cash resources. For example, if we exercise our option to acquire Crescendo, the purchase price will be paid in cash and will be based on a predetermined multiple of revenue based on Crescendo’s growth rate at the time the option is exercised, or else a fixed purchase price, in accordance with the agreement. If we exercise the Crescendo option or another acquisition target is identified, we would require funds in addition to our current operating plan to acquire and integrate the target company. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all. If we issue shares of stock or other securities to acquire new companies or technologies, the ownership interests of our existing stockholders may be significantly diluted.

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

As of June 30, 2012, we had $454.2 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2012 our consolidated revenues were approximately $496.0 million, and net cash from operating activities was approximately $141.8 million. To develop and bring new molecular diagnostic tests and companion diagnostics to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing.

While we anticipate that our existing cash, cash equivalents and marketable securities and expected net cash to be generated from sales of our molecular diagnostic tests and companion diagnostic services will be sufficient to fund our current operations for the foreseeable future, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing. If we are unable to secure additional funding, we may be required to reduce research and development projects, limit sales and marketing activities, scale back our expansion efforts outside the United States, reduce headcount or potentially even discontinue operations. Our future capital requirements will depend on many factors that are currently unknown to us, including:

•	our ability to maintain the existing licenses to our molecular diagnostic tests and enter into collaborations, licensing or other arrangements favorable to us;

•	the scope, progress, results and cost of development, clinical testing and pre-market studies of any new molecular diagnostic tests that we may discover or acquire;

•	the progress, results, and costs to develop additional molecular diagnostic tests;

•	the costs by us or our licensors of preparing, filing and prosecuting patent applications, maintaining and enforcing our current issued patents, and defending intellectual property-related claims;

•	the costs of acquiring technologies or businesses, and our ability to successfully integrate and achieve the expected benefits of our business development activities and acquisitions;

•	the progress, cost and results of our international expansion efforts;

•	the costs of expanding our sales and marketing functions and commercial operation facilities in the United States and in new markets;

•	the costs, timing and outcome of any litigation against us; and

•	the costs to satisfy our current and future obligations.

We may acquire technologies, assets or other businesses that could cause us to incur significant expense and expose us to a number of unanticipated operational and financial risks.

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. For example, in May 2011, we completed the acquisition of Rules-Based Medicine, Inc., which we renamed Myriad RBM, and are now offering companion diagnostic services and developing additional product candidates using the acquired technology. Additionally, in September 2011, we acquired a three-year exclusive option to acquire Crescendo, a company that is developing molecular diagnostic tests for patients suffering from autoimmune disorders, including rheumatoid arthritis. However, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

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

We may not be able to successfully integrate the operations of businesses that we acquire with our own or realize the anticipated benefits of the acquisitions, which could adversely affect our financial condition, results of operations and business prospects.

There can be no assurance that we will be able to successfully integrate our recent acquisitions or develop or commercialize products based on recently acquired technologies, or that we will be able to successfully integrate any other companies, products or technologies that we acquire and may not realize all or any of the expected benefits of any acquisitions as and when planned. Additionally, we may experience increased expenses, distraction of our management, personnel and customer uncertainty.

The difficulties and risks associated with the integration of any other businesses that we may acquire include:

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures;

•	the increased scope and complexity of the acquired company’s operations;

•	the potential loss of key employees and the costs associated to retain key employees;

•	risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies; and

•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of our operations with the operations of any other companies that we may acquire.

As a result of these difficulties and risks, we may not accomplish the integration of the business of any companies we may acquire smoothly, successfully or within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of the acquisition, such as increase in our scale, diversification, cash flows and operational efficiency and meaningful accretion to our diluted earnings per share.

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

We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the United States dollar, such as the Euro and the Swiss franc. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect the results of our operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased revenues. We do not currently utilize hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Risks Related to Commercialization of Our Tests, Our Services and Test Candidates

We generate most of our revenues from a single product and we may not be able to maintain or increase revenue growth and profitability.

Even though we have experienced double-digit revenue growth in our molecular diagnostic business every year since the initial launch of our first test in 1996; we may not be able to continue this revenue growth or maintain existing revenue levels. Presently, our molecular diagnostic business operates profitably providing a cash contribution to our current funding and operational needs. We may not, however, be able to continue to operate our molecular diagnostic business on a profitable basis. We launched our first molecular diagnostic test, BRACAnalysis, our test for hereditary breast and ovarian cancer, in November 1996. BRACAnalysis test sales accounted for 82% of our revenues for the year ended June 30, 2012. An interruption or cessation of BRACAnalysis sample flow would have a material impact on our revenues and future profitability. Other potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our molecular diagnostic business include the following:

•	increased costs of reagents and other consumables required for molecular diagnostic testing;

•	increased licensing or royalty costs;

•	increased personnel and facility costs;

•	our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our molecular diagnostic business, and sales personnel;

•	our inability to obtain necessary equipment or reagents to perform molecular diagnostic testing;

•	our inability to increase production capacity as demand increases;

•	our inability to expand into new markets outside the United States;

•	the efforts of third party payors to limit or decrease the amounts that they are willing to pay for our tests;

•	changes in intellectual propriety laws of our patents or enforcement in the United States and foreign countries;

•	potential obsolescence of our tests;

•	our inability to increase commercial acceptance of our molecular diagnostic tests; and

•	increased regulatory requirements.

The international expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

As part of our business strategy, we are expanding into international markets. We have established offices in Paris, France; Madrid, Spain; Milan, Italy; laboratory operations and a sales and administrative office in Munich, Germany; and international headquarters in Zurich, Switzerland. Doing business internationally involves a number of risks, including:

•	failure by us to obtain regulatory approvals or adequate reimbursement for the use of our tests in various countries;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes or self-pay systems;

•	logistics and regulations associated with shipping patient samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

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

We market our tests in foreign jurisdictions and as such may be subject to rules and regulations in those jurisdictions relating to our testing. In some foreign countries, including countries in the European Union, the reimbursement of diagnostic tests is subject to governmental control. In these countries, reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a test candidate. If reimbursement of our future tests is unavailable or limited in scope or amount, or if reimbursement rates are set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

We rely on a single laboratory facility to process our molecular diagnostic tests in the United States, a single laboratory facility to process our molecular diagnostic tests in Europe and a single laboratory facility to perform our companion diagnostic services.

We rely on a single CLIA-certified laboratory facility in Salt Lake City, Utah to perform our Unites States molecular diagnostic tests, a single laboratory facility in Munich, Germany to perform our European molecular diagnostic tests, and a single CLIA-certified laboratory facility in Austin, Texas to perform our companion diagnostic testing services. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. In the event our clinical testing facilities were to lose their CLIA certification or other required certifications or licenses or were affected by man-made or natural disasters, we would be unable to continue our molecular diagnostic and companion diagnostic business at current levels to meet customer demands for a significant period of time. Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our molecular diagnostic or companion diagnostic business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic or companion diagnostic business were interrupted, it would seriously harm our business.

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

Our sales and marketing experience and capabilities consist primarily of our sales force that markets our cancer-related molecular diagnostic tests to oncologists, Ob/Gyns and urologists in the United States. We are currently expanding our sales efforts outside the United States, which will require us to hire additional personnel and engage in additional sales and marketing efforts. We have limited sales and marketing experience outside the Unites States.

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

We currently rely on a small number of suppliers to provide our gene sequencing equipment, multiplex protein analysis equipment, robots, and specialty reagents required in connection with our research. We believe that currently there are limited alternative suppliers of gene sequencing and multiplex protein analysis equipment, robots, and reagents. The equipment, robots, or the reagents may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional equipment, robots, or an adequate supply of reagents or other ingredients at commercially reasonable rates, our ability to continue to identify genes and perform molecular diagnostic testing and companion diagnostic services would be adversely affected.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under license or technology agreements with third parties, we could lose license rights that are critical to our business.

We license intellectual property that is critical to our business, including licenses underlying the technology in our molecular diagnostic and companion diagnostic tests, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from distributing our current tests, or inhibit our ability to commercialize future test candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

As of June 30, 2012, our patent portfolio included 193 issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims covering our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for predisposing genes we identify and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

The patent positions of diagnostic companies, including our patent position, are generally highly uncertain and involve complex legal and factual questions, and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future tests are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technology or tests. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented. Specifically, as disclosed in Part I Item 3, of this Annual Report on Form 10-K, we are a defendant in a lawsuit brought by the Association for Medical Pathology and others. While we do not believe that an adverse decision from this case will enable others to commercialize genetic tests that are competitive with our BRACAnalysis test, our business could be materially adversely impacted in the future from an adverse opinion.

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

Our tests may also conflict with patents that have been or may be granted to others. Our industry includes many organizations that have or are seeking to discern gene and protein biomarkers and develop genomic, proteomic and other technologies. To the extent any patents are issued or have been issued to those organizations, the risk increases that the sale of our molecular diagnostic and companion diagnostic tests currently being marketed or under development may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering genes or proteins that are similar or identical to our tests. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing or marketing our tests. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our tests could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources.

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

Risks Related to Government Regulation

If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

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

•

amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general and impose requirements for breach notification;

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

•

the rules regarding billing for diagnostic tests reimbursable by the Medicare program, which prohibit a physician or other supplier from marking up the price of the technical component or professional component of a diagnostic test ordered by the physician or other supplier and performed by a physician who does not “share a practice” with the billing physician or supplier; state laws that prohibit other specified practices, such as billing physicians for testing that they order; waiving coinsurance, copayments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other payors; and

•	similar foreign laws and regulations that apply to us in the countries in which we operate.

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in government health care programs, or prohibitions or restrictions on our laboratories’ ability to provide services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, or MCOs, and other private third-party payors.

Failure to comply with complex government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs.

We are subject to extensive laws and regulations governing the submission of claims for payment for our services, including those relating to: coverage of our services under Medicare, Medicaid and other state, federal and foreign health care programs; the amounts that we may bill for our services; and the party to which we must submit claims. Our failure to comply with applicable laws and regulations and with the policies and procedures of third-party payors could result in our inability to receive payment for our services or in attempts by third-party payors, such as Medicare and Medicaid, to recover payments already made. Submission of claims in violation of these laws and regulations can result in recoupment of payments already received, substantial civil monetary penalties, and exclusion from government health care programs, and can subject us to liability under the federal False Claims Act and similar laws. Further, a government agency could attempt to hold us liable for causing the improper submission of claims by another entity for services that we performed if we were found to have knowingly participated in the arrangement at issue.

Our business could be harmed by the loss, suspension, or other restriction on a license, certification, or accreditation, or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state, federal and foreign laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many private third-party payors, for laboratory testing services. As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare and Medicaid Services, or CMS; a CMS agent (typically a state agency); or, if the laboratory is accredited, a CMS-approved accreditation organization. Sanction for failure to comply with CLIA requirements, including proficiency testing violations, may be suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Some states have enacted state licensure laws that are more stringent than CLIA. We are also subject to laws and regulations governing our reference laboratory in Germany. Changes in state or foreign licensure laws that affect our ability to offer and provide diagnostic services across state or foreign country lines could materially and adversely affect our business. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries.

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, a state or foreign license, or accreditation, could have a material adverse effect on our business. If the CLIA certificate of any one of our laboratories is revoked, CMS could seek revocation of the CLIA certificates of our other laboratories based on their common ownership or operation, even though they are separately certified.

Changes in the way that the FDA regulates tests performed by laboratories like ours could result in delay or additional expense in offering our tests and tests that we may develop in the future.

While the FDA does not currently regulate the activities or tests performed by laboratories like our clinical laboratories, the FDA has stated that it has the right to do so, and the FDA may seek to regulate or require clearance or approval of our molecular diagnostic or personalized medicine tests in the future. In July, 2010, the FDA’s office of In-Vitro Diagnostics held a public meeting to discuss oversight of laboratory developed tests. The FDA highlighted the lack of standardized clinical validation at the assay level under current CLIA regulatory guidelines and noted that CLIA does not require post-market surveillance or monitoring of laboratory developed tests. The comment period for providing the FDA with written comments expired on August 15, 2010, but the FDA has not yet published additional guidance on the oversight of laboratory developed tests. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our molecular diagnostic tests. If pre-market review is required, our business could be negatively impacted if we are required to stop selling molecular diagnostic tests pending their clearance or approval or the launch of any new tests that we develop could be delayed by new requirements.

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

In March 2011, the American Medical Association CPT Editorial Panel approved 101 new analyte-specific codes to describe several molecular genetic tests that currently require multiple CPT codes for billing purposes. The new codes are scheduled to replace the current codes used to bill Medicare on January 1, 2013. Medicare reimbursement levels for the new codes have yet to be determined. If reimbursement levels for the new codes do not recognize the value of the molecular diagnostic tests, our revenues and earnings could be adversely impacted.

Risks Related to Our Common Stock

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

The market prices for securities of molecular diagnostic and other life science companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2012, our stock price has ranged from $14.11 per share to $27.00 per share. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	termination of the licenses underlying our molecular diagnostic and companion diagnostic tests;

•	delays or other problems with operating our laboratory facilities;

•	failure of any of our research and development programs;

•	changes in intellectual property laws of our patents or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;

•	introduction of technological innovations or new commercial tests by us or our competitors;

•	missing or changing the financial guidance we provide;

•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;

•	changes in the governmental regulatory approved process for our existing and new tests:

•	failure to meet estimates or recommendations by securities analysts that cover our common stock;

•	public concern over our approved tests and any test candidates;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders;

•	general market conditions;

•	changes in the structure of healthcare payment systems and changes in the governmental or private insurers reimbursement levels for our molecular diagnostic tests;

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	failure of any of our test candidates to achieve commercial success;

•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;

•	economic, healthcare and diagnostic trends, disasters or crises and other external factors; and

•	period-to-period fluctuations in our financial results.

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

In the past, we also implemented a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. Although the plan expired in July 2011, our Board of Directors could adopt a new plan at any time. The provisions in a stockholders’ rights plan, as well as Section 203, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market price, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of 307,000 square feet of building space in Salt Lake City dedicated to research and development, administration and laboratory space that has received federal certification under CLIA. Activity related to our molecular diagnostic business is performed at this location. We have entered into an agreement to sublease 87,000 square feet of our office and laboratory space through January 2013. The leases on our existing Salt Lake City facilities have terms of fifteen years, expiring from 2017 through 2025, and provide for renewal options for up to ten additional years.

In May 2011, we entered into a lease agreement for approximately 3,600 square feet in Munich, Germany. This space is used as a laboratory for our molecular diagnostic business in Europe. The lease on our Munich Germany facility has a term of approximately 5 years expiring in October of 2016. We lease office space at our headquarters in Zurich, Switzerland. We also maintain lease agreements for our administrative offices in Paris, France; Madrid, Spain; and Milan, Italy. We also lease approximately 6,000 square feet of laboratory and office space in Reutlingen, Germany under a lease that expires in March of 2014 with the option to extend for one year periods. Cell co-culture systems and TruCulture products are manufactured at this location. This facility is designed to comply with ISO standards, the European Union equivalent of Good Manufacturing, or GMP, in the United States.

In addition, Myriad RBM leases approximately 36,000 square feet in Austin, Texas under a lease that expires in June 2015. This space is dedicated to administration, research and development and laboratory space that has received federal certification under CLIA. Beginning in July 2012, we leased approximately 8,300 square feet of laboratory and office space in Saranac Lake, New York under a lease that expires in August 2017 with the right to renew for two additional five-year periods. Our immunoassay development and manufacturing of immunoassay kits are performed at the Saranac Lake facility.

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

We are a defendant in a lawsuit brought by the Association for Molecular Pathology, et al . (the “Plaintiffs”) on May 12, 2009 in the United States District Court for the Southern District of New York (the “District Court”). The Plaintiffs sought a declaratory ruling that 15 claims of seven patents relating to the BRCA1 and BRCA2 genes, which patents are exclusively licensed to us, are invalid and unenforceable, and enjoining us (and the other defendants) from taking any actions to enforce these claims of these patents. The 15 claims at issue in the lawsuit are part of the intellectual property relating to our BRACAnalysis predictive medicine test for breast and ovarian cancer. On April 19, 2010, the District Court ruled that these 15 claims at issue were invalid. On June 16, 2010, we filed a Notice to Appeal with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”) appealing the District Court decision. On July 29, 2011 the Court of Appeals reversed the District Court’s decision, in part, holding that the nine composition claims relating to “isolated” DNA molecules and one method claim relating to screening potential cancer therapeutics via changes in cell growth rates are patent-eligible under 35 U.S.C. Section 101. However, the Court of Appeals affirmed the District Court’s decision that the remaining five method claims directed to “comparing” or “analyzing” DNA sequences are patent ineligible.

On December 7, 2011, Plaintiffs filed a Petition for a Writ of Certiorari with the Supreme Court of the United States (the “Supreme Court”), seeking the Supreme Court’s review of the decision of the Court of Appeals as it pertains to the composition claims relating to “isolated” DNA molecules, and the Court of Appeals decision that 19 of the Plaintiffs lacked standing. On January 13, 2012, we filed our Brief in Opposition to the Plaintiffs’ Petition for a Writ of Certiorari. On March 26, 2012 the Supreme Court granted the Plaintiffs’ Petition for a Writ of Certiorari, vacated the Court of Appeals’ decision, and remanded the case back to the Court of Appeals for reconsideration in light of the Supreme Court’s decision in Mayo v. Prometheus Laboratories on March 20, 2012. Accordingly, the Court of Appeals will now reconsider its decision dated July 29, 2011. Briefs of the parties and amici curiae were submitted June 15, 2012 and the Court of Appeals heard the case on July 20, 2012. A decision from the Court of Appeals is expected before the end of 2012.

Apart from the 15 claims being challenged in this lawsuit, there are over 500 separate claims under 24 patents which also cover the intellectual property utilized in, or related to, our BRACAnalysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Accordingly, we do not believe that this lawsuit will have a material adverse impact on the Company even if we do not ultimately prevail.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “MYGN.” The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market for the last two fiscal years:

	High	Low
Fiscal Year Ended June 30, 2012:
Fourth Quarter	$27.00	$22.02
Third Quarter	$25.75	$19.95
Second Quarter	$23.96	$17.90
First Quarter	$24.21	$17.51
Fiscal Year Ended June 30, 2011:
Fourth Quarter	$25.89	$19.85
Third Quarter	$23.15	$17.72
Second Quarter	$24.15	$16.07
First Quarter	$16.81	$14.11

Stockholders

As of August 6, 2012, there were approximately 104 stockholders of record of our common stock and, according to our estimates, approximately 44,616 beneficial owners of our common stock.

Dividends

We have not paid cash dividends to our stockholders since our inception. While we periodically evaluate methods for returning cash to our shareholders, such as the payment of cash dividends, we currently intend to continue to reinvest the majority of our earnings in the business.

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

The details of the activity under our stock repurchase programs during the fiscal quarter ended June 30, 2012, were as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	18,931	$23.00	18,931	$160,210,235
May 1, 2012 to May 31, 2012	699,389	$25.31	699,389	142,509,199
June 1, 2012 to June 30, 2012	1,855,685	$23.10	1,855,685	99,649,684
Total	2,574,005		2,574,005	$99,649,684

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock, as adjusted for a two-for-one stock split effected on March 25, 2009, during a period commencing on June 30, 2007 and ending on June 30, 2012 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The NASDAQ Stock Market, Inc. and the NASDAQ Health Services Stock Index during such period. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Select Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on June 30, 2007 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/29/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/29/2012
Myriad Genetics, Inc.	100.00	122.40	191.72	80.40	122.13	127.83
NASDAQ Stock Index (U.S.)	100.00	87.47	71.60	83.11	110.80	120.72
NASDAQ Health Services Stocks	100.00	91.76	86.97	113.48	141.24	150.58

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

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2012 and 2011, as well as consolidated statements of income for the years ended June 30, 2012, 2011 and 2010 and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

In thousands, except per share amounts	Years Ended June 30,
	2012	2011	2010	2009	2008
Consolidated Statement of Income Data:
Molecular diagnostic testing	$472,390	$400,046	$362,648	$326,527	$222,855
Companion diagnostic services	23,615	2,038	—	—	—

Total Revenue	496,005	402,084	362,648	326,527	222,855
Costs and expenses:
Cost of molecular diagnostic testing	51,452	45,637	44,286	43,267	32,340
Cost of companion diagnostic services	13,207	1,077	—	—	—
Research and development expense	42,645	27,751	21,873	17,914	18,482
Selling, general and administrative expense	208,383	169,841	161,414	138,884	110,428

Total costs and expenses	315,687	244,306	227,573	200,065	161,250

Operating income	180,318	157,778	135,075	126,462	61,605
Other income (expense):
Interest income	4,629	2,226	5,660	12,478	13,709
Other	(407)	(353)	99	(2,493)	(320)

Income from continuing operations before income taxes	184,540	159,651	140,834	136,447	74,994
Income tax provision ( benefit)	72,389	58,941	(11,469)	193	608

Income from continuing operations	112,151	100,710	152,303	136,254	74,386

Loss from discontinued operations	—	—	—	(51,639)	(26,541)

Net income	$112,151	$100,710	$152,303	$84,615	$47,845

Earnings (loss) per basic share:
Continuing operations	$1.33	$1.12	$1.58	$1.46	$0.84
Discontinued operations	—	—	—	(0.60)	(0.30)

Earnings (loss) per basic share	$1.33	$1.12	$1.58	$0.91	$0.54

Earnings (loss) per diluted share:
Continuing operations	$1.30	$1.10	$1.54	$1.38	$0.80
Discontinued operations	—	—	—	(0.50)	(0.30)

Earnings (loss) per diluted share	$1.30	$1.10	$1.54	$0.86	$0.51

Weighted average shares outstanding:
Basic	84,608	89,794	96,338	93,492	88,378
Diluted	86,465	91,704	99,152	98,573	93,408

	As of June 30,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$454,224	$417,314	$488,382	$392,225	$420,056
Working capital	377,525	383,874	446,510	333,951	303,616
Total assets	690,635	610,827	593,847	466,421	499,342
Stockholders’ equity	635,660	566,792	557,581	434,219	425,655

Quarterly Financial Data (Unaudited)

In thousands, except per share amounts	Quarters Ended
	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011
Consolidated Statement of Income Data:
Molecular diagnostic testing	$127,499	$123,312	$117,610	$103,969
Companion diagnostic services	5,466	6,465	5,201	6,483

Total Revenue	132,965	129,777	122,811	110,452
Costs and expenses:
Cost of molecular diagnostic testing	13,872	13,465	12,815	11,300
Cost of companion diagnostic services	3,081	3,763	3,302	3,061
Research and development expense	12,144	11,753	10,243	8,505
Selling, general and administrative expense	56,583	54,700	50,986	46,114

Total costs and expenses	85,680	83,681	77,346	68,980

Operating income	47,285	46,096	45,465	41,472
Other income (expense):
Interest income	1,395	1,379	1,382	473
Other	(209)	6	(64)	(140)

Total other income	1,186	1,385	1,318	333
Income before income taxes	48,471	47,481	46,783	41,805
Income tax provision	19,330	17,866	18,487	16,706

Net income	$29,141	$29,615	$28,296	$25,099

Earnings per share:
Basic	$0.35	$0.35	$0.33	$0.29
Diluted	$0.34	$0.34	$0.33	$0.29
Weighted average shares outstanding:
Basic	84,285	84,403	84,498	85,241
Diluted	86,323	86,462	86,231	87,037

In thousands, except per share amounts	Quarters Ended
	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010
Consolidated Statement of Income Data:
Molecular diagnostic testing revenue	$105,374	$102,374	$100,440	$91,858
Companion diagnostic services	$2,038	—	—	—

Total Revenue	$107,412	$102,374	$100,440	$91,858
Costs and expenses:
Cost of molecular diagnostic testing revenue	11,447	11,133	12,046	11,011
Cost of companion diagnostic services	1,077	—	—	—
Research and development expense	9,230	6,667	6,092	5,762
Selling, general and administrative expense	43,881	42,750	43,716	39,494

Total costs and expenses	65,635	60,550	61,854	56,267

Operating income	41,777	41,824	38,586	35,591
Other income (expense):
Interest income	410	547	548	721
Other	(80)	(59)	(80)	(134)

Total other income	330	488	468	587
Income before income taxes	42,107	42,312	39,054	36,178
Income tax provision	16,066	14,372	14,863	13,640

Net income	$26,041	$27,940	$24,191	$22,538

Earnings per share:
Basic	$0.30	$0.32	$0.26	$0.24
Diluted	$0.30	$0.31	$0.26	$0.24
Weighted average shares outstanding:
Basic	86,144	88,206	91,528	93,263
Diluted	88,062	90,127	93,647	94,734

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading molecular diagnostic company dedicated to making a difference in patient’s lives through the discovery and commercialization of transformative tests which assess a person’s risk of developing disease, guide treatment decisions and assess risk of disease progression and recurrence. We believe in improving the healthcare experience for patients and physicians by providing them with critical information to solve unmet clinical needs. By understanding the underlying genetic basis of disease, we believe that individuals who have a greater risk of developing disease can be identified and physicians may be able to use this information to improve patient outcomes and better manage patient healthcare. In addition, by understanding the RNA expression levels of certain genes, we believe that we can improve patient healthcare by providing information on the aggressiveness of their disease. Further, we have tests in development which analyze the expression of groups of proteins. We think this protein information will help diagnose and determine treatment for many diseases.

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

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow and expand our existing products and markets. Second, we are developing our business internationally and have recently established sales operations and a reference laboratory in Europe. Finally, we intend to launch new transformative products across a diverse set of disease indications, complementing our current businesses in oncology, women’s health and urology.

On May 31, 2011, we completed the acquisition of the privately-held molecular diagnostic company, Rules-Based Medicine, Inc. of Austin, Texas, for a cash purchase price of approximately $80.0 million. The acquired company has been consolidated into our operations as Myriad RBM. The acquisition expanded our product pipeline into new disease states, including neuroscience disorders, infectious diseases and inflammatory diseases, and added eight new molecular diagnostic test candidates to our current product pipeline. We believe that Myriad RBM’s strategic collaborations with over 20 major pharmaceutical and biotechnology companies, coupled with our position in PARP inhibitors and PI3K inhibitors, will allow us to create a leading franchise in companion diagnostics. In addition, our acquisition of Myriad RBM provides us with access to samples from additional patient cohorts for our diagnostic product development and is expected to enhance our industry-leading DNA and RNA technologies with in protein discovery and analysis.

During the fiscal year ended June 30, 2012, we devoted our resources to supporting and growing our transformative molecular diagnostic and companion diagnostic businesses, as well as to the research and development of future molecular diagnostic and companion diagnostic candidates. See Note 10 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding our operating segments. Our consolidated revenues primarily consisted of sales of molecular diagnostic tests through our Myriad Genetic Laboratories subsidiary and companion diagnostic service revenue through our Myriad RBM subsidiary. During the year ended June 30, 2012, we reported net income of $112.2 million and diluted earnings per share of $1.30 that included income tax expense of $72.4 million. As of June 30, 2012, we had an accumulated deficit of $12.7 million.

We incurred research and development expenses of $42.6 million, $27.8 million, and $21.9 million for the years ended June 30, 2012, 2011 and 2010, respectively. Our research and development expenses include costs incurred in maintaining and improving our nine current molecular diagnostic tests offerings and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic and companion diagnostic test candidates.

Our selling, general and administrative expenses include costs associated with growing our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. We expect that our selling, general and administrative expenses will increase from quarter to quarter and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic and companion diagnostic launches, our efforts in support of our existing molecular diagnostic tests and companion diagnostic services as well as our continued international expansion efforts.

Between May 2010 and August 2011, we repurchased $300 million of our outstanding common stock. On August 15, 2011, our board of directors authorized us to repurchase an additional $200 million of our outstanding common stock. In connection with this latest stock repurchase authorization, we have been authorized to repurchase shares at management’s discretion based on market conditions and have repurchased $100.5 million of our outstanding common stock as of June 30, 2012 under this authorization. See also “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities – Issuer Purchases of Equity Securities.”

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

After a review of our allowance for doubtful accounts as of June 30, 2012 and 2011, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $460,000 and $370,000, respectively.

Share-Based Payment Expense. We recognize share-based equity compensation in our consolidated statements of income at the grant-date fair value of our stock options. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments.

Goodwill. We test goodwill for impairment on an annual basis and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated on a qualitative basis to determine if using a two-step process is necessary. If the qualitative assessment suggests that impairment is more likely than not, a two-step impairment analysis is performed. The first step involves comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

At June 30, 2012, the Company has recorded goodwill of $56,850,000 related to the Companion Diagnostic segment, which we have concluded represents a reporting unit. We measured the fair value of the Companion Diagnostic reporting unit utilizing an income approach, considering management’s business plans and projections as the basis for expected cash flows for the next five years and a 3% residual growth rate thereafter. We also used a weighted average discount rate of 14% for the analysis. Other significant estimates used in the discounted cash flow analysis include the profitability of the respective reporting unit and working capital effects. We noted the fair value of the Companion Diagnostic reporting unit exceeded its carrying value by less than 10% using these assumptions mentioned. A hypothetical increase in the weighted average discount rate of 0.5% would decrease the calculated fair value as a percentage of book value for the Companion Diagnostic reporting unit by 7%. A hypothetical decrease in the residual growth rate of 0.5% would decrease the calculated fair value as a percent of book value for the Companion Diagnostic reporting unit by 5%.

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

Developing our provision for income taxes, including our effective tax rate and analysis of potential uncertain tax positions, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowance we deem necessary to offset deferred tax assets. During the fiscal year ended June 30, 2010, we determined that a valuation allowance was not required for a substantial portion of our deferred tax assets because we have established a sufficient history of taxable income from operations. However, if we do not maintain taxable income from operations in future periods, we may increase the valuation allowance for our deferred tax assets and record material adjustments to our income tax expense. Our judgment and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our uncertain income tax positions in our consolidated financial statements, adverse determination by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Interest and penalties on income tax items are included as a component of overall income tax expense.

Recent Accounting Pronouncements

In May 2011, the FASB issued amended standards related to fair value measurements and disclosures that result in common fair value measurement and disclosures between GAAP and International Financial Reporting Standards.

The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and the other amendments which change principles or requirements for fair value measurements or disclosures. This guidance is effective for fiscal year 2013 and is to be applied prospectively. Accordingly we will adopt these standards on July 1, 2013. The adoption is not expected to have a material effect on our financial results or disclosures.

In June 2011, the FASB issued amended standards requiring comprehensive income to be presented as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. This guidance is effective for fiscal year 2013 and is to be applied retrospectively. Accordingly we will adopt these standards on July 1, 2013. The adoption is not expected to have an impact on our financial results or disclosures but will have an impact on the presentation of comprehensive income.

Results of Operations

Years ended June 30, 2012 and 2011

Revenue is comprised of sales of our molecular diagnostic tests and companion diagnostic services. Total revenue for the fiscal year ended June 30, 2012 was $496.0 million compared to $402.1 million for the prior fiscal year, an increase of 23%. Of this 23% increase in revenue, approximately 18% is attributable to increased molecular diagnostic testing volume and approximately 5% is due to companion diagnostic service revenue in connection with our acquisition of Myriad RBM on May 31, 2011. Sales of our BRACAnalysis test accounted for 81.7% of our total revenues in fiscal 2012 compared to 87.8% in the prior year. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of our tests by the medical community and increased patient testing volumes. There can be no assurance that revenues will continue to increase or remain at current levels or that we will be successful in expanding the sale of our tests outside the United States.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the year ended June 30, 2012 and 2011 were as follows:

	June 30,			% of Total Revenue
(In thousands)	2012	2011	% Change	2012	2011
Molecular diagnostic revenues:
BRACAnalysis	$405,478	$352,964	15%	82%	88%
COLARIS & COLARIS AP	43,277	29,165	48%	9%	7%
Other	23,635	17,917	32%	5%	4%

Total molecular diagnostic revenues	472,390	400,046	18%

Companion diagnostic service revenues	23,615	2,038	1059%	5%	1%

Total revenues	$496,005	$402,084	23%	100%	100%

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Sales of molecular diagnostic tests in each market for the fiscal years ended June 30, 2012 and 2011 were as follows:

	June 30,
(In thousands)	2012	2011	% Change
Molecular diagnostic revenues:
Oncology	$327,605	$283,323	16%
Women’s Health	144,785	116,723	24%

Total molecular diagnostic revenues	$472,390	$400,046	18%

Cost of molecular diagnostic revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the fiscal year ended June 30, 2012 was $51.5 million compared to $45.6 million for the prior fiscal year. This increase of 13% in molecular diagnostic cost of revenue is primarily due to the increase in molecular diagnostic testing volumes. Our costs of companion diagnostic services include similar items. Cost of companion diagnostic services was $13.2 million for the fiscal year ended June 30, 2012. Many of these costs associated with the performance of our companion diagnostic services are fixed; consequently, gross margins will vary as we experience fluctuations in our companion diagnostic service revenue.

Our cost of revenue may fluctuate based on the introduction of new molecular diagnostic tests, changes in companion diagnostic services, price changes of existing tests and services, changes in our costs associated with such tests and services, new technologies and operating systems to integrate into our molecular diagnostic laboratories and costs associated with operating a molecular diagnostic laboratory outside the United States.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, molecular and companion diagnostic development, equipment and facility costs. Research and development expenses incurred during the fiscal year ended June 30, 2012 were $42.6 million compared to $27.8 million for the prior fiscal year. This increase of 54% was primarily due to the following:

•	an additional $7.3 million in protein biomarker discovery costs for companion diagnostic development at our newly acquired Myriad RBM subsidiary;

•	an increase of approximately $5.3 million in internal development activities and clinical studies to support our existing molecular diagnostic testing products;

•	an increase of approximately $1.4 million in clinical studies to support future molecular diagnostic testing products; and

•	an increase of approximately $0.8 million for the in-license of new molecular diagnostic product candidates.

We expect our research and development expenses will increase over the next several years as we work to develop our product pipeline and introduce new molecular diagnostic and companion diagnostic tests.

Our selling, general and administrative expenses include costs associated with growing our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2012 were $208.4 million compared to $169.8 million for the prior fiscal year. The increase in selling, general and administrative expense of 23% was due primarily to support the 23% increase in revenue and include:

•	an increase in sales and marketing expense of approximately $15.2 million due to various marketing programs and initiatives, added headcount and increased sales commissions;

•	the addition of $9.2 million of administrative costs from Myriad RBM;

•	an increase of approximately $7.9 million in bad debt expense, some of which was associated with the 23% increase in revenues;

•	an increase of approximately $4.4 million in international administrative costs from our European operations; and

•	an increase in share-based compensation expense of approximately $1.9 million.

We expect that our selling, general and administrative expenses will continue to increase and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic and companion diagnostic product launches, our efforts in support of our existing molecular diagnostic tests and companion diagnostic services as well as our continued international expansion efforts.

Interest income for the fiscal year ended June 30, 2012 was $4.6 million, compared to $2.2 million for the prior fiscal year. The increase was due primarily to interest income recorded from a $25 million note receivable with Crescendo Bioscience, Inc., or Crescendo.

Income tax expense for the fiscal year ended June 30, 2012 was $72.4 million, for an effective rate of approximately 39%, compared to income tax expense of $58.9 million and an effective rate of approximately 37% in the 2011 period. Income tax expense for the year ended June 30, 2012 was based on the application of an annual effective tax rate, adjusted by discrete items recognized during the period. Our annual effective tax rate is a product of the U.S. federal statutory rate of 35%, a blended state income tax rate of 3% and a 1% impact from our international operations. The effective rate is adjusted by alternative minimum income taxes and timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period. For the year ended June 30, 2012 we realized $34.2 million of excess tax benefits from stock-based compensation as a reduction of taxes payable. Excess tax benefits from stock-based compensation are credited directly to additional paid-in-capital and are not included in income tax expense. Accordingly, they do not impact our effective income tax rate. Due to the realization of these excess tax benefits that offset our taxes payable, our current income tax expense in fiscal 2012 is significantly higher than our actual cash paid. (See Note 8 in the fiscal 2012 Notes to Consolidated Financial Statements.)

Net income for the fiscal year ended June 30, 2012 was $112.2 million compared to $100.7 million in the prior fiscal year. This 11% increase was primarily due to an increase in revenues partially offset by higher research and development expenses. Earnings per diluted share was $1.30 for the fiscal year ended June 30, 2012 as compared to $1.10 for the prior fiscal year, an increase of 18%. This increase was due to a larger net income and a reduced number of weighted shares outstanding during the 2012 fiscal year due to the Company’s share repurchase program.

Years ended June 30, 2011 and 2010

Revenue was comprised of sales of our molecular diagnostic tests and companion diagnostic services. Total revenue for the fiscal year ended June 30, 2010 was $402.1 million compared to $362.6 million for the prior fiscal year, an increase of 11%. Of this 11% increase in revenue, approximately 7.5% was attributable to increased testing volume, approximately 2.5% was attributable to price increases and approximately 1% was due to new companion diagnostic service revenue in connection with our acquisition of Myriad RBM on May 31, 2011. Sales of our BRACAnalysis test accounted for approximately 87.8% of our total revenues. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of our tests by the medical community and increased patient testing volumes.

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

Our sales force was focused on two major markets, oncology and women’s health. Sales of molecular diagnostic tests in each market for the fiscal years ended June 30, 2011 and 2010 were as follows:

	June 30,
(In thousands)	2011	2010
Molecular diagnostic revenues:
Oncology	$283,323	$261,010
Women’s Health	116,723	101,638

Total molecular diagnostic revenues	$400,046	$362,648

Cost of molecular diagnostic revenue was comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Molecular diagnostic cost of revenue for the fiscal year ended June 30, 2011 was $45.6 million compared to $44.3 million for the prior fiscal year. This increase of 3% in molecular diagnostic cost of revenue was primarily due to the 10% increase in molecular diagnostic revenues for the fiscal year ended June 30, 2011 compared to the prior fiscal year. Our molecular diagnostic gross profit margin was 89% for the fiscal year ended June 30, 2011 compared to 88% for the prior fiscal year. This modest increase in gross profit margins is primarily attributable to technology improvements and efficiency gains in the operation of our molecular diagnostic laboratory. Cost of companion diagnostic services in connection with our acquisition of Myriad RBM on May 31, 2011, is $1.1 million for the month ended June 30, 2011. Our gross profit margin was 47% for companion diagnostic business for the fiscal year ended June 30, 2011.

Research and development expenses were comprised primarily of salaries and related personnel costs, laboratory supplies, molecular diagnostic development, equipment and facility costs. Research and development expenses incurred during the fiscal year ended June 30, 2011 were $27.8 million compared to $21.9 million for the prior fiscal year. This increase of 27% was primarily due to the following:

•	an increase of approximately $2.5 million in internal development activities and clinical studies to support our existing molecular diagnostic testing products;

•	an increase of approximately $2.0 million due to the in-license of molecular diagnostic testing product candidates;

•	an increase of approximately $0.8 million due to the internal development of future molecular diagnostic product candidates; and

•	an additional $0.6 million in companion diagnostic discovery costs from our newly acquired Myriad RBM subsidiary.

Selling, general and administrative expenses consisted primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collections, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2011 were $169.8 million compared to $161.4 million for the prior fiscal year. This increase of 5% was primarily attributable to:

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

Interest income for the fiscal year ended June 30, 2011 was $2.2 million, compared to $5.7 million for the prior fiscal year. The decrease was due primarily to lower market interest rates, the repurchase of approximately $200.5 million of Myriad common stock, and the $80 million of cash used in the acquistion of Rules-Based Medicine, Inc..

Income tax expense for the fiscal year ended June 30, 2011 was $58.9 million, for an effective rate of approximately 37%, compared to income tax benefit of $11.5 million for the year ended June 30, 2010, for an effective rate of (8%). The difference between the effective rate for fiscal 2011 and fiscal 2010 is primarily attributable to the reversal in fiscal 2010 of a significant portion of our valuation allowance against our deferred tax assets. Our annual effective rate for the year ended June 30, 2011 of 37% differs from the federal statutory rate of 35% primarily due to state income taxes. For the year ended June 30, 2011 we realized $58.8 million of excess tax benefits from stock-based compensation as a reduction of taxes payable. Excess tax benefits from stock-based compensation are credited directly to additional paid-in capital and are not included in income tax expense. Accordingly, they do not impact our effective income tax rate. Due to the realization of these excess tax benefits and the utilization of net operating loss carry-forwards that offset our taxes payable, our current income tax expense in fiscal 2011 is significantly higher than our actual cash paid. See Note 8 in the fiscal 2012 Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $36.9 million, or 9%, from $417.3 million at June 30, 2011 to $454.2 million at June 30, 2012. This increase was attributable to increased sales, partially offset by purchasing $128.5 million of our common stock under our share repurchase programs, issuance of a $25 million note to Crescendo, payments of $33.4 million in estimated income tax obligations, and operating expenditures during fiscal 2012.

Net cash provided by operating activities was $141.8 million, $130.8 million and $155.1 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. During the year ended June 30, 2012, our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization, which totaled $26.3 million and $9.1 million, respectively. Net cash provided by operating activities for year ended June 30, 2012 was also impacted by changes in bad debt expense, trade accounts receivable and accrued liabilities.

Our investing activities used cash of $38.9 million, $54.4 million and $76.7 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Cash used in investing activities for the fiscal year ended June 30, 2012 was primarily comprised of $388.1 million for the purchase of marketable investment securities offset by $385.2 million in proceeds from maturities and sales of marketable investment securities and the issuance of a $25.0 million loan to Crescendo. Capital expenditures for equipment and facilities for the year ended June 30, 2012 were $9.4 million. Cash used in investing activities from the prior fiscal years ended June 30, 2011 and 2010 was primarily due to the use of $80.0 million for the acquisition of Myriad RBM in May of 2011, the purchase of marketable investment securities offset by proceeds from maturities and sales of marketable investment securities as well as capital expenditures for research and laboratory equipment. The decrease in cash used in investing activities from the fiscal year ended June 30, 2010 was primarily due to the proceeds from sales and maturities of marketable investment securities during the year.

Financing activities used cash of $69.2 million, $116.6 million, and $49.1 million during the fiscal years ended June 30, 2012, 2011 and 2010. Cash utilized from financing activities in 2012 and 2010 was primarily due to the purchase of $128.5 million and $200.5 million of our common stock through our share repurchase program. The cash used in the share purchase was offset by cash provided by the exercise of stock options and sales of our shares under our Employee Stock Purchase Plan.

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

•

potential business development activities, in-licensing agreements and acquisitions, such as our acquisition of Myriad RBM and our strategic debt investment and option to acquire Crescendo, and our ability to successfully integrate and achieve the expected benefits of our business development activities, in-licensing agreements and acquisitions;

•	changes in the government regulatory approval process for our tests;

•	the progress, costs and results of our international expansion efforts;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and companion diagnostic services;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us;

•	the introduction of technological innovations or new commercial tests by our competitors;

•	changes in intellectual property laws covering our molecular diagnostic tests and companion diagnostic services and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers reimbursement levels for our tests; and

•	changes in structure of the healthcare system or healthcare payment systems

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our consolidated contractual obligations as of June 30, 2012 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Operating leases	$82,174	$9,157	$18,692	$17,903	$36,422
Purchase obligations	2,382	2,382	—	—	—

Total	$84,556	$11,539	$18,692	$17,903	$36,422

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and companion diagnostic services may decline or will not continue to increase at historical rates; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and companion diagnostic services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and companion diagnostic services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and companion diagnostic services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks relating to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; the development of competing tests and services; the risk that we or our licensors may be unable to protect the proprietary technologies underlying our tests; the risk of patent-infringement or challenges to the validity of our patent claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report.

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

Our investments consist of securities of various types and maturities of five years or less, with a maximum average maturity of three years. These securities are classified as available for sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income/loss. Realized gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishes a new cost basis for the security.

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

As of June 30, 2012 we have net unrealized gains of $14 thousand in our investment portfolio. For the year ended June 30, 2012 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of financial institutions. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $1.1 million and $1.0 million as of June 30, 2012 and 2011, respectively. We do not utilize derivative financial instruments to manage our interest rate risks.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of June 30, 2012, our internal control over financial reporting is effective based on those criteria.

The effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as follows:

b.	Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Myriad Genetics Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Myriad Genetics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012 of Myriad Genetics, Inc. and subsidiaries, and our report dated August 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
August 15, 2012

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

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on December 5, 2012.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Management and Corporate Governance-Committees of the Board of Directors and Meetings-Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Compensation Committee Report” and “Management and Corporate Governance Board’s Role in Oversight of Risk Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on December 5, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on December 5, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on December 5, 2012.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants” in our Proxy Statement for the 2012 Annual Meeting of the Stockholders to be held on December 5, 2012.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2012, 2011 and 2010

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

The exhibits which are filed with or incorporated by reference into this Annual Report on Form 10-K are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2012.

MYRIAD GENETICS, INC.

By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Peter D. Meldrum Peter D. Meldrum	President, Chief Executive Officer and Director (principal executive officer)	August 15, 2012

By:	/s/ James S. Evans James S. Evans	Chief Financial Officer (principal financial and accounting officer)	August 15, 2012

By:	/s/ John T. Henderson John T. Henderson, M.D.	Chairman of the Board	August 15, 2012

By:	/s/ Walter Gilbert Walter Gilbert, Ph.D.	Vice Chairman of the Board	August 15, 2012

By:	/s/ Lawrence C. Best Lawrence C. Best	Director	August 15, 2012

By:	/s/ Heiner Dreismann Heiner Dreismann, Ph.D.	Director	August 15, 2012

By:	/s/ Dennis Langer Dennis Langer, M.D., J.D.	Director	August 15, 2012

By:	/s/ S. Louise Phanstiel S. Louise Phanstiel	Director	August 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries at June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
August 15, 2012

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2012 and 2011

(In thousands, except per share amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$86,352	$52,681
Marketable investment securities	254,180	293,776
Prepaid expenses	1,713	2,949
Inventory	11,574	8,218
Trade accounts receivable, less allowance for doubtful accounts of $4,600 in 2012 and $3,700 in 2011	60,441	50,272
Deferred taxes	5,572	9,790
Other receivables	2,660	575

Total current assets	422,492	418,261

Equipment and leasehold improvements:
Equipment	54,728	46,912
Leasehold improvements	17,800	17,201

	72,528	64,113
Less accumulated depreciation	48,297	41,033

Net equipment and leasehold improvements	24,231	23,080

Long-term marketable investment securities	113,692	70,857
Long-term deferred taxes	30,648	25,863
Note receivable (see Note 13)	19,000	—
Other assets (see Note 13)	8,000	—
Intangibles, net (see Note 4)	15,722	16,715
Goodwill (see Note 4)	56,850	56,051

Total assets	$690,635	$610,827

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,141	$11,395
Accrued liabilities	32,772	21,645
Deferred revenue	2,054	1,347

Total current liabilities	44,967	34,387

Unrecognized tax benefits	10,008	9,648

Total liabilities	54,975	44,035

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 150,000 shares; issued and outstanding 82,569 shares in 2012 and 86,244 shares in 2011	826	862
Additional paid-in capital	647,680	604,409
Accumulated other comprehensive (loss) income	(162)	151
Accumulated deficit	(12,684)	(38,630)

Total stockholders’ equity	635,660	566,792

Total liabilities and stockholders’ equity	$690,635	$610,827

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

Years ended June 30, 2012, 2011 and 2010

(In thousands, except per share amounts)

	2012	2011	2010
Molecular diagnostic testing	$472,390	$400,046	$362,648
Companion diagnostic services	23,615	2,038	—

Total revenue	496,005	402,084	362,648
Costs and expenses:
Cost of molecular diagnostic testing	51,452	45,637	44,286
Cost of companion diagnostic services	13,207	1,077	—
Research and development expense	42,645	27,751	21,873
Selling, general, and administrative expense	208,383	169,841	161,414

Total costs and expenses	315,687	244,306	227,573

Operating income	180,318	157,778	135,075
Other income (expense):
Interest income	4,629	2,226	5,660
Other	(407)	(353)	99

Total other income	4,222	1,873	5,759
Income before income taxes	184,540	159,651	140,834
Income tax provision (benefit)	72,389	58,941	(11,469)

Net income	$112,151	$100,710	$152,303

Earnings per share
Basic	$1.33	$1.12	$1.58
Diluted	1.30	1.10	1.54
Weighted average shares outstanding
Basic	84,608	89,794	96,338
Diluted	86,465	91,704	99,152

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2012, 2011 and 2010

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income	Stockholders’ equity
	Shares	Amount
Balances at June 30, 2009	95,896	$959	$550,432	$2,768	$(119,940)		$434,219

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	2,090	20	22,285	—	—		22,305
Share-based payment expense	—	—	22,776	—	—		22,776
Repurchase and retirement of common stock	(3,940)	(39)	(28,526)	—	(42,828)		(71,393)
Net income	—	—	—	—	152,303	152,303	152,303
Change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	(2,629)	—

Other comprehensive income, net of tax	—	—	—	(2,629)	—	(2,629)	(2,629)

Comprehensive income						$149,674

Balances at June 30, 2010	94,046	$940	$566,967	$139	$(10,465)		$557,581

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	2,022	20	25,040	—	—		25,060
Share-based payment expense	—	—	25,088	—	—		25,088
Stock-based compensation tax benefits	—	—	58,831				58,831
Repurchase and retirement of common stock	(9,824)	(98)	(71,517)	—	(128,875)		(200,490)
Net income	—	—	—	—	100,710	100,710	100,710
Change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	—	6	—
Change in foreign currency translation adjustment	—	—	—	—	—	6	—

Other comprehensive income, net of tax	—	—	—	12	—	12	12

Comprehensive income						$100,722

Balances at June 30, 2011	86,244	$862	$604,409	$151	$(38,630)		$566,792

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	2,013	21	25,008	—	—		25,029
Share-based payment expense	—	—	26,275	—	—		26,275
Stock-based compensation tax benefits	—	—	34,193				34,193
Repurchase and retirement of common stock	(5,688)	(57)	(42,205)	—	(86,205)		(128,467)
Net income	—	—	—	—	112,151	112,151	112,151
Change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	—	(135)	—
Change in foreign currency translation adjustment	—	—	—	—	—	(178)	—

Other comprehensive income, net of tax	—	—	—	(313)	—	(313)	(313)

Comprehensive income						$111,838

Balances at June 30, 2012	82,569	$826	$647,680	$(162)	$(12,684)		$635,660

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$112,151	$100,710	$152,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,069	7,219	7,084
Loss on disposition of assets	194	—	496
Share-based compensation expense	26,275	25,088	22,776
Bad debt expense	24,742	16,182	18,476
Non-cash expense related to in-process research and development technology	750	2,000	—
Deferred income taxes	33,625	53,156	(28,050)
Unrecognized tax benefits	560	(148)	9,797
Accreted interest on note receivable	(2,000)	—	—
Excess tax benefit from share-based compensation	(34,193)	(58,831)	—
Gain on sale of marketable investment securities	(566)	(3)	(397)
Changes in operating assets and liabilities:
Prepaid expenses	1,204	(412)	(61)
Trade accounts receivable	(34,944)	(14,989)	(21,660)
Other receivables	(2,312)	(202)	22
Inventory	(3,426)	203	—
Accounts payable	(1,249)	287	(5,307)
Accrued liabilities	11,218	924	(393)
Deferred revenue	748	(425)	—

Net cash provided by operating activities	141,846	130,759	155,086

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(9,408)	(3,792)	(7,895)
Acquisition of Rules-Based Medicine, Inc. (see Note 13), net of cash acquired	(799)	(79,417)	—
Purchase of in-process research and development technology	(750)	(2,000)	—
Purchase of other assets	(100)	(100)	(100)
Purchase of an acquisition option	(8,000)	—	—
Issuance of note receivable (Crescendo)	(17,000)	—	—
Proceeds from sale of intellectual property	—	—	300
Purchases of marketable investment securities	(388,067)	(425,153)	(477,558)
Proceeds from maturities and sales marketable investment securities	385,236	456,072	408,585

Net cash used in investing activities	(38,888)	(54,390)	(76,668)

Cash flows from financing activities:
Net proceeds from common stock issued undershare-based compensation plans	25,029	25,060	22,305
Excess tax benefit from share-based compensation	34,193	58,831	—
Repurchase and retirement of common stock	(128,467)	(200,490)	(71,393)

Net cash used in financing activities	(69,245)	(116,599)	(49,088)

Effect of foreign exchange rates on cash and cash equivalents	(42)	71	—
Net increase (decrease) in cash and cash equivalents	33,671	(40,159)	29,330
Cash and cash equivalents at beginning of year	52,681	92,840	63,510

Cash and cash equivalents at end of year	$86,352	$52,681	$92,840

Supplemental cash flow information:
Cash paid during the year for income taxes	$33,382	$9,091	$3,697
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders’ equity	$(14)	$(4)	$(2,629)

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

(1)	Organization and Summary of Significant Accounting Policies

(a)	Business Description and Basis of Presentation

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading molecular diagnostic company focused on developing and marketing novel predictive medicine, personalized medicine and prognostic medicine tests. The Company employs a number of proprietary technologies that help it to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset, and progression of disease. The Company uses this information to guide the development of new molecular diagnostic and companion diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine). The Company’s corporate headquarters is located in Salt Lake City, Utah.

The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad RBM, Inc., Myriad GmbH (Germany), Myriad Services GmbH (Germany), Myriad Genetics GmbH (Switzerland), Myriad Genetics SAS (France), Myriad Genetics S.r.l. (Italy), Myriad Genetics Espana SL (Spain), Myriad Crescendo, Inc. and Myriad Therapeutics, Inc. through June 30, 2012. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(b)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale. Available-for-sale investment securities with remaining maturities of greater than one year are classified as long-term. Available-for-sale investment securities with remaining maturities of less than one year are classified as short-term. Available-for-sale investment securities with remaining maturities of less than three months at the time of purchase are classified as cash equivalents. Marketable securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended June 30, 2012, 2011 and 2010.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

(c)	Trade Accounts Receivable and Allowance for Doubtful Accounts

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

(d)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. Repairs and maintenance are charged to expense as incurred. For the years ended June 30, 2012, 2011 and 2010, the Company recorded the depreciation expense as follows:

	Years Ended June 30,
	2012	2011	2010
(In thousands)
Depreciation expense	$7,969	$6,833	$6,761

(e)	Inventory

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

(f)	Intangible Assets and Other Long-Lived Assets

Intangible and other assets as of June 30, 2012 are comprised of acquired patents and intellectual property and purchased in-process research and development. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

The Company continually reviews and monitors long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For each of the years ended June 30, 2012, 2011 and 2010, the Company concluded there was no impairment of long-lived assets.

(g)	Goodwill

At June 30, 2012, the Company has recorded goodwill of $56,850,000 from the acquisition of Rules-Based Medicine, Inc. that was completed on May 31, 2011 (see Note 12). This Goodwill relates solely to the Companion Diagnostic segment. Goodwill is tested for impairment on an annual basis as of April 1 and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate, legal factors, operating performance indicators and competition. Historically, impairment of goodwill was evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

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

The Company performed its annual goodwill impairment analysis as of April 1, 2012. Based on the first step of the analysis, the Companion Diagnostic reporting unit’s fair value exceeded its carrying value and the Company concluded that there was no impairment. Based on this analysis, the fair value of the Companion Diagnostic reporting unit exceeded its carrying value by less than 10% using a weighted average discount rate of 14% and a residual growth rate of 3%. A hypothetical

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

increase in the weighted average discount rate of 0.5% would decrease the calculated fair value as a percentage of book value for the Companion Diagnostic reporting unit by 7%. A hypothetical decrease in the residual growth rate of 0.5% would decrease the calculated fair value as a percent of book value for the Companion Diagnostic reporting unit by 5%. Although the fair value of the reporting unit currently exceeds its carrying value, a deterioration of market conditions, or if any other event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the Company’s financial results.

(h)	Revenue Recognition

Molecular diagnostic testing revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Revenue from the sale of molecular diagnostic tests and related marketing agreements is recorded at the invoiced amount net of any discounts or contractual allowances. Revenue is recognized upon completion of the test, communication of results to the patient, and when collectability is reasonably assured.

Companion diagnostic service revenue is recognized when the testing service has been completed and the results of the tests are transferred to the customer. TruCulture revenues are recorded upon shipment to customers. In addition, Myriad RBM has received national, state, foreign government and private foundation grants and contracts. Revenue associated with these grants and contracts are recognized in the period in which qualifying costs for the services by the grants and contracts are incurred and the related grant or contract fee is earned.

(i)	Income Taxes

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

(j)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents outstanding.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

(In thousands)	Years Ended June 30,
	2012	2011	2010
Denominator:
Weighted-average shares outstanding used to compute basic EPS	84,608	89,794	96,338
Effect of dilutive stock options	1,857	1,910	2,814

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	86,465	91,704	99,152

Certain outstanding stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

(In thousands)	Years Ended June 30,
	2012	2011	2010
Anti-dilutive options excluded from EPS computation	8,585	8,666	6,434

(k)	Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires Company management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of fixed assets, valuation allowances for receivables and deferred income tax assets, certain accrued liabilities, share-based compensation and impairment analysis of goodwill and intangible assets. Actual results could differ from those estimates.

(l)	Recent Accounting Pronouncements

In May 2011, the FASB issued amended standards related to fair value measurements and disclosures that result in common fair value measurement and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and the other amendments which change principles or requirements for fair value measurements or disclosures. This guidance is effective for fiscal year 2013 and is to be applied prospectively. Accordingly the Company will adopt these standards on July 1, 2013. The adoption is not expected to have a material effect on the Company’s financial results or disclosures.

In June 2011, the FASB issued amended standards requiring comprehensive income to be presented as either one continuous statement of comprehensive income or two separate but consecutive

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

statements. The amended standards do not affect the reported amounts of comprehensive income. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. This guidance is effective for fiscal year 2013 and is to be applied retrospectively. Accordingly the Company will adopt these standards on July 1, 2012. The adoption is not expected to have an impact on the Company’s financial results or disclosures but will have an impact on the presentation of comprehensive income.

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2012 and 2011 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2012:
Cash and cash equivalents:
Cash	$34,217	$—	$—	$34,217
Cash equivalents	52,135	—	—	52,135

Total cash and cash equivalents	86,352	—	—	86,352

Available-for-sale:
Corporate bonds and notes	116,581	112	(18)	116,675
Municipal bonds	141,299	85	(20)	141,364
Federal agency issues	108,478	33	(28)	108,483
Auction rate securities	1,500	—	(150)	1,350

Total	$454,210	$230	$(216)	$454,224

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2011:
Cash and cash equivalents:
Cash	$24,012	$—	$—	$24,012
Cash equivalents	28,679	—	(10)	28,669

Total cash and cash equivalents	52,691	—	(10)	52,681

Available-for-sale:
Corporate bonds and notes	212,056	307	(10)	212,353
Federal agency issues	150,832	118	(20)	150,930
Auction rate securities	1,500	—	(150)	1,350

Total	$417,079	$425	$(190)	$417,314

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at June 30, 2012:

(In thousands)	Amortized cost	Estimated fair value
Cash	$34,217	$34,217
Cash equivalents	52,135	52,135
Available-for-sale:
Due within one year	254,072	254,180
Due after one year through five years	112,286	112,342
Due after five years	1,500	1,350

Total	$454,210	$454,224

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

Debt securities in an unrealized loss position as of June 30, 2012 were not impaired at acquisition and the declines in fair value are not attributed to declines in credit quality. Management believes that it is more likely than not that the securities will be held until a recovery of par value. All securities in an unrealized loss position as of June 30, 2012 are debt securities. Debt securities available-for-sale in a gross unrealized loss position as of June 30, 2012 and 2011 are summarized as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2012:
Cash equivalents	$—	$—	$—	$—	$—	$—
Debt securities:
Corporate bonds and notes	12,075	(2)	12,858	(16)	24,933	(18)
Municipal bonds	7,653	(2)	17,693	(18)	25,346	(20)
Federal agency issues	44,990	(8)	29,976	(20)	74,966	(28)
Auction rate securities	—	—	1,350	(150)	1,350	(150)

	$64,718	$(12)	$61,877	$(204)	$126,595	$(216)

	Less than 12 months		More than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2011:
Cash equivalents	$8,990	$(10)	$—	$—	$8,990	$(10)
Debt securities:
Corporate bonds and notes	12,901	(6)	14,147	(4)	27,048	(10)
Federal agency issues	9,691	(8)	8,988	(12)	18,679	(20)
Auction rate securities	—	—	1,350	(150)	1,350	(150)

	$31,582	$(24)	$24,485	$(166)	$56,067	$(190)

(3)	Fair Value Measurements

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

Level 3—unobservable inputs.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2012
Money market funds (a)	$38,835	$—	$—	$38,835
Corporate bonds and notes	—	129,975	—	129,975
Municipal bonds	—	141,364	—	141,364
Federal agency issues	—	108,483	—	108,483
Auction rate securities	—	—	1,350	1,350

Total	$38,835	$379,822	$1,350	$420,007

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2011
Money market funds (a)	$9,680	$—	$—	$9,680
Corporate bonds and notes	—	222,352	—	222,352
Federal agency issues	—	159,920	—	159,920
Auction rate securities	—	—	1,350	1,350

Total	$9,680	$382,272	$1,350	$393,302

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The Company’s Level 1 assets include cash and money market instruments. Level 2 assets consist of marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and municipal bonds. As of June 30, 2012 and 2011, the investments which were measured using unobservable (Level 3) inputs were limited to the Company’s investment in auction rate securities. These investments are measured at an amount based on valuations which approximate fair value. There was no change in the composition of the Company’s Level 3 assets during the periods ended June 30, 2012, 2011 and 2010.

(4)	Goodwill and Other Intangible Assets

Goodwill

At June 30, 2012, the Company had goodwill of $56,850,000 recorded as a result of the acquisition of Rules-Based Medicine, Inc. that was completed on May 31, 2011 (see Note 12). The Company assessed goodwill for impairment in accordance with the appropriate guidance (see Note 1(g)) and recorded no impairment of goodwill for the period ended June 30, 2012.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development and trademarks. Certain of these intangible assets were recorded as part of the Company’s purchase of Rules-Based Medicine, Inc. on May 31, 2011 (see Note 12). The following summarizes the amounts reported as intangible assets:

(In thousands)	Gross Carrying Amount	Accumlated Amortization	Net
at June 30, 2012
Purchased licenses and technologies	$6,500	$(2,724)	$3,776
Customer relationships	4,650	(504)	4,146

Total amortized intangible assets	11,150	(3,228)	7,922

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total unamortized intangible assets	7,800	—	7,800

Total intangible assets	$18,950	$(3,228)	$15,722

(In thousands)	Gross Carrying Amount	Accumlated Amortization	Net
at June 30, 2011
Purchased licenses and technologies	$6,400	$(2,096)	$4,304
Customer relationships	4,650	(39)	4,611

Total amortized intangible assets	11,050	(2,135)	8,915

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total unamortized intangible assets	7,800	—	7,800

Total intangible assets	$18,850	$(2,135)	$16,715

As of June 30, 2012 the weighted average remaining amortization period for purchased licenses and technologies and customer relationships is approximately 9 years.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended June 30,
(In thousands)	2012	2011	2010
Amortization on intangible assets	$1,100	$386	$323

Future estimated amortization expense as of June 30, 2012 for the five succeeding fiscal years is as follows:

(In thousands)
Fiscal year ending:
2013	$967
2014	900
2015	900
2016	900
2017	900

$4,567

(5)	Leases

The Company leases office and laboratory space under five non-cancelable operating leases, with terms that expire between 2017 and 2025 in Salt Lake City, Utah, one cancelable lease for office and laboratory space with a term of five years in Munich, Germany, and under three non-cancelable operating leases for Myriad RBM for office and laboratory space that expire between 2012 and 2021 in Austin, Texas; Saranac Lake, New York; and Reutlingen, Germany. The Company also maintains lease agreements that expire between 2012 and 2018 for administrative offices in Zurich, Switzerland; Paris, France; Madrid, Spain; and Milan, Italy. Furthermore, the Company leases information technology equipment under two non-cancelable leases, with terms that expire in 2012 and 2015.

The following is a summary of the Company’s rental expense for the fiscal years reported:

	Years Ended June 30,
(In thousands)	2012	2011	2010
Rental expense	$6,819	$5,548	$3,619

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

Future minimum lease payments under the Company’s current leases as of June 30, 2012 are as follows:

(In thousands)
Fiscal year ending:
2013	$9,157
2014	9,271
2015	9,421
2016	8,974
2017	8,929
Thereafter	36,422

$82,174

The Company entered into a sublease agreement on July 1, 2009 with a company that provides for the sublease of certain office and laboratory space for a period that extends through January 2013. The following is a summary of lease payments received by the Company for the years reported:

	Years Ended June 30,
(In thousands)	2012	2011	2010
Lease payments received	$2,622	$2,623	$2,895

The expected future minimum lease payments receivable under the Company’s sub-lease agreements are (in thousands):

	Years Ended June 30,
(In thousands)	2013	2014	2015
Future minimum lease payments receivable	$1,547	$—	$—

(6)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. As of June 30, 2012, a total of 8,010,000 shares of common stock are reserved for issuance under the 2010 Plan. This number consists of 7,000,000 shares approved by the Company’s stockholders and 1,010,000 shares transferred into the 2010 Plan which were cancelled or expired under the Company’s 2003 Employee, Director and Consultant Option Plan

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

(the “2003 Plan”) and 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”). In addition, as of June 30, 2012, the Company may grant up to 10,590,000 additional shares under the 2010 Plan if options previously granted under the 2002 Plan or 2003 Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company. The exercise price of options granted in 2012, 2011 and 2010 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30:

	2012	2011	2010
Risk-free interest rate	1.0%	1.8%	1.8%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	4.2 - 4.6	4.2 - 4.4	4.1 - 4.3
Expected volatility	44%	43%	45%

Expected option lives and volatilities are based on historical data of the Company and other factors.

A summary of activity is as follows:

	2012		2011		2010
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	14,453,913	$18.22	14,116,938	$18.03	14,372,056	$15.66
Options granted	3,188,160	20.42	3,102,440	17.63	2,728,080	26.58
Less:
Options exercised	(1,852,245)	11.94	(1,876,303)	12.06	(1,968,450)	10.28
Options canceled or expired	(556,547)	21.48	(889,162)	26.09	(1,014,748)	22.53

Options outstanding at end of year	15,233,281	19.32	14,453,913	18.22	14,116,938	18.03

Options exercisable at end of year	8,397,678	18.01	7,794,782	15.53	7,741,122	13.93
Options vested and expected to vest	14,514,637	19.28	13,662,687	18.10	12,830,455	17.46
Weighted average fair value of options granted during the year		7.47		6.61		10.00

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

The following table summarizes information about stock options outstanding at June 30, 2012:

Range of exercise prices	Options outstanding			Options exercisable
	Number outstanding at June 30, 2012	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2012	Weighted average exercise price
$ 3.80 - 16.53	4,808,613	5.12	$11.84	3,827,996	$10.68
16.99 - 19.47	4,555,044	8.26	18.76	1,173,622	18.03
19.70 - 30.12	4,836,130	7.35	24.94	2,863,701	25.51
30.34 - 30.56	1,033,494	7.14	30.34	532,359	30.34

	15,233,281	6.91		8,397,678	18.01

Options exercisable at June 30, 2012 had a weighted average remaining contractual life of 5.62 years.

Share-based compensation expense recognized and included in the consolidated statements of income for the fiscal years ended June 30, 2012, 2011 and 2010 was as follows:

	Years Ended June 30,
(In thousands)	2012	2011	2010
Cost of molecular diagnostic testing	$1,158	$1,200	$1,005
Cost of companion diagnostic services	85	—	—
Research and development expense	3,350	3,902	3,689
Selling, general, and administrative expense	21,682	19,986	18,082

Total share-based compensation expense	26,275	25,088	22,776

The Company has unrecognized share-based compensation cost related to share-based compensation granted under its current plans. The estimated unrecognized share-based compensation cost and related weighted average recognition period, aggregate intrinsic value of options outstanding, and aggregate intrinsic value of options that are fully vested for the year ended June 30, 2012 is as follows:

(In thousands)	As of June 30, 2012
Unrecognized share-based compensation cost	$35,224
Aggregate intrinsic value of options outstanding	$82,878
Aggregate intrinsic value of options fully vested	$58,256

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

The estimated unrecognized share-based compensation cost will be recognized over a weighted-average period of 2.4 years.

The total intrinsic value of options exercised during 2012, 2011 and 2010 was as follows:

	Years Ended June 30,
(In thousands)	2012	2011	2010
Total intrinsic value of options exercised	$21,575	$20,215	$26,797

The Company also has an Employee Stock Purchase Plan (“the Plan”) which was adopted and approved by the board of directors and stockholders in December 1994. As most recently amended in November 2006, a maximum of 2,000,000 shares of common stock may be purchased by eligible employees under the Plan. At June 30, 2012, a total of 1,907,000 shares of common stock had been purchased under the Plan. Shares purchased under and compensation expense associated with the Plan for the years reported are as follows:

	Years Ended June 30,
(In thousands)	2012	2011	2010
Shares purchased under the Plan	161	145	121
Plan compensation expense	$892	$807	$823

The fair value of shares issued under the Plan for each period reported was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2012	2011	2010
Risk-free interest rate	0.1%	0.1%	0.2%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	30%	35%	50%

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

(7)	Stockholders’ Equity

Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	June 30,
(In thousands)	2012	2011
Net income	$112,151	$100,710
Unrealized gain (loss) on available-for-sale securities, net of tax	(135)	6
Change in foreign currency translation adjustment, net of tax	(178)	6

Comprehensive income	$111,838	$100,722

Stock Repurchase Program

The Company previously announced the following stock repurchase programs for its common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100,000,000	August 2010
August 2010	$100,000,000	February 2011
March 2011	$100,000,000	September 2011
August 2011	$200,000,000	ongoing

Total:	$500,000,000

As of June 30, 2012, the Company has repurchased $100,467,000 of shares under the current $200,000,000 authorization from the share repurchase program announced in August 2011. Purchases under the current $200,000,000 share repurchase program may be made through open market or privately negotiated purchases, either from time to time or on an accelerated basis, in each case to be executed at management’s discretion based on market conditions.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended June 30, 2012, 2011 and 2010 were as follows:

	Year ended June 30,
(In thousands)	2012	2011	2010
Shares purchased and retired	5,688	9,824	3,940
Common stock and additional paid-in-capital reductions	$42,262	$71,615	$28,565
Charges to retained earnings	$86,205	$128,875	$42,828

(8)	Income Taxes

Income tax expense (benefit) consists of the following:

	Year ended June 30,
(In thousands)	2012	2011	2010
Current:
Federal	$67,492	$61,172	$8,072
State	4,647	3,444	8,509

Total Current	72,139	64,616	16,581

Deferred:
Federal	(2,192)	27,370	38,162
State	2,326	1,979	4,701
Foreign	(1,735)	—	—
Change in valuation allowance	1,851	(35,024)	(70,913)

Total Deferred	250	(5,675)	(28,050)

Total income tax expense (benefit)	$72,389	$58,941	$(11,469)

Income (loss) before income taxes consists of the following:

	Year ended June 30,
(In thousands)	2012	2011	2010
United States	$189,702	$159,973	$140,834
Foreign	(5,162)	(322)	—

	184,540	159,651	140,834

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of income were as follows:

	Year ended June 30,
	2012	2011	2010
Federal income tax expense at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	2.7	4.3
Research and development credits, net of the federal tax on state credits	(1.3)	(0.9)	(4.7)
Uncertain tax positions, net of federal benefit on state positions	0.2	0.3	6.1
Incentive stock option and employee stock purchase plan expense	1.0	2.1	—
Change in valuation allowance	1.0	(2.1)	(50.3)
Other, net	0.6	(0.1)	1.5

	39.2%	37.0%	(8.1	) %

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following at June 30, 2012 and 2011:

	Year ended June 30,
(In thousands)	2012	2011
Net operating loss carryforwards	$7,781	$6,530
Property, plant and equipment	2,781	1,422
Accrued vacation	979	653
Allowance for doubtful accounts	1,725	1,393
Stock compensation expense	21,353	14,363
Capital loss carryover	1,553	1,754
Research and development credits	5,365	7,009
Alternative minimum tax credit	—	5,304
Uncertain state tax positions	1,216	1,121
Other, net	80	866

Total gross deferred tax assets	42,833	40,415
Less valuation allowance	(6,613)	(4,762)

Net deferred tax assets	$36,220	$35,653

Due to sustained positive operating performance and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of certain of its deferred income tax assets will be realized. Accordingly, the Company reversed the valuation allowances on a significant portion of the Company’s gross deferred income tax assets during the year ended June 30, 2010. The Company also reversed $35,024,000 of additional valuation allowance during the year ended June 30, 2011. For the year ended June 30, 2012, the Company’s valuation allowance increased by $1,851,000 primarily due to foreign and state net operating losses, for which the Company concluded it was not more likely than not that the benefits of the losses will be realized.

For the year ended June 30, 2012, the Company realized $34,193,000 of excess tax benefits from stock-based compensation as a reduction of taxes payable which resulted from excess tax benefits incurred subsequent to the adoption of Statement 123(R) (as codified in ASC 718).

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

For the year ended June 30, 2011, the Company realized $58,831,000 of excess tax benefits from stock-based compensation as a reduction of taxes payable, which benefit is credited directly to additional paid-in capital. Of this amount, $31,653,000 resulted from excess tax benefits incurred prior to the adoption of FASB Statement 123(R) (as codified in ASC 718). The remaining $27,178,000 resulted from excess tax benefits incurred subsequent to the adoption of Statement 123(R).

The Company adopted Statement 123(R) on July 1, 2005. Prior to the adoption of Statement 123(R), the Company recorded deferred tax assets for net operating losses attributable to stock-based compensation excess tax benefits and a corresponding valuation allowance. According to guidance, the valuation allowance attributable to these excess tax benefits is not reversed until the excess tax benefits are realized as a reduction of taxes payable. During the year ended June 30, 2011, the Company realized a significant portion of the excess tax benefits attributable to the periods prior to the adoption of Statement 123(R) and reversed the corresponding valuation allowance. The following table presents a reconciliation of income tax expense to reflect the realization of these excess tax benefits and the corresponding change in valuation allowance:

	Years ended June 30,
(in thousands)	2012	2011	2010
Total current tax expense	$72,139	$64,616	$16,581
Deferred tax expense (benefit):
Deferred tax expense attributable to realization of stock-based compensation excess tax benefits due to utilization of net operating loss carryforward deferred tax assets – credited to additional paid-in capital	—	31,653	—
Other deferred tax expense	(1,601)	(2,304)	42,863

Net deferred tax expense before change in valuation allowance	(1,601)	29,349	42,863

Decrease in valuation allowance attributable to stock-based compensation tax benefits – credited to additional paid-in capital	—	(31,653)	—
Change in valuation allowance attributable to income tax expense (benefit)	1,851	(3,371)	(70,913)

Net increse (decrease) in valuation allowance	1,851	(35,024)	(70,913)

Total deferred tax expense (benefit)	250	(5,675)	(28,050)

Total income tax expense (benefit)	$72,389	$58,941	$(11,469)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

On May 31, 2011, the Company acquired 100% of the stock of Rules-Based Medicine, Inc. (“RBM”.) Certain of RBM’s assets and liabilities have tax bases that differ from the recorded bases for book purposes and RBM had certain net operating loss and credit carry-forwards at acquisition. A net deferred tax asset of $2,104,000 was recorded in the purchase accounting and included in the Company’s total deferred tax asset balance.

At June 30, 2012, the Company had total federal and alternative minimum tax net operating loss carry-forwards of approximately $7,252,000 and a $401,000 federal research credit carry-forward. These federal net operating loss and research credit carry-forwards result from the acquisition of RBM at May 31, 2011 and are subject to the limitations imposed by Section 382 of the Internal Revenue Code. If not utilized, these net operating loss and research credit carry-forwards expire beginning in 2030 through 2031. The Company has foreign net operating loss carry-forwards in various countries totaling $7,006,000, which carry-forwards expire at various dates. A valuation allowance has been established on all foreign net operating loss carry-forwards. The Company had Utah net operating loss carry-forwards of approximately $229,900,000. If not utilized, these operating loss carry-forwards expire beginning in 2015 through 2028. None of the Utah net operating loss carry-forwards are subject to the limitations imposed by Section 382 of the Internal Revenue Code. The Company had approximately $7,637,000 of Utah research and development tax credit carry-forwards, which can be carried forward to reduce Utah income taxes. Upon utilization to reduce Utah income tax, there will be a corresponding federal tax due resulting in net Utah credits of $4,964,000. If not utilized, the Utah research and development tax credit carry-forwards expire beginning in 2025 through 2030.

All of the Utah net operating loss carry-forwards are ‘excess tax benefits’ as defined by ASC guidance and, if realized in future years, will be recognized as a credit to additional paid-in capital. Approximately $92,557,000 of the Utah net operating loss ‘excess tax benefits’ are attributable to periods prior to adoption of guidance limiting recognition of the deferred tax asset and are included in deferred tax assets (prior to any offset by valuation allowance.) The remaining $137,343,000 of Utah net operating loss ‘excess tax benefits’ are not included in deferred tax assets and will be recognized only upon realization of the tax benefit.

The Company’s deferred tax asset for the ‘excess tax benefits’ attributable to periods prior to the adoption of the standard are offset by a valuation allowance of approximately $3,008,000. If the ‘excess tax benefits’ are recognized as additional paid-in-capital in future years, the corresponding valuation allowance will be reversed. The Company has a valuation allowance of $1,553,000 offsetting its capital loss carry-forward. The capital loss carry-forward expires in the year ended June 30, 2014 and the Company does not expect to have capital gains to offset the loss prior to expiration of the carry-forward period. The Company also has a valuation allowance of $2,052,000 offsetting its foreign and miscellaneous state net operating loss carry-forwards.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

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

	Year ended June 30,
(In thousands)	2012	2011	2010
Unrecognized tax benefits at the beginning of year	$9,648	$9,797	$—
Gross increases – current year tax positions	$560	—	9,797
Gross increases – prior year tax positions	—	848	—
Decreases related to settlements	—	(997)	—

Unrecognized tax benefits at end of year	$10,208	$9,648	$9,797

Interest and penalties in year-end balance	$—	$—	$900

Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

The Company files U.S., U.K., French and state income tax returns in jurisdictions with various statutes of limitations. The 2008 through 2011 tax years remain subject to examination at June 30, 2012. The Company’s New York State income tax returns for the years ended June 30, 2007, 2008 and 2009 are currently under examination by the New York State Department of Taxation and Finance. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. To the Company’s knowledge, the Company’s U.S. federal tax return, U.K. income tax return and all other state tax returns are not currently under examination.

(9)	Employee Deferred Savings Plan

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. The Company’s recorded contributions to the plan as follows:

	Years ended June 30,
(In thousands)	2012	2011	2010
Deferred savings plan Company contributions	$2,955	$2,283	$2,041

(10)	Segment and Related Information

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The companion diagnostics segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1). The Company evaluates segment performance based on income (loss) before interest income and other income and expense.

(In thousands)	Research	Molecular diagnostics	Companion diagnostics	Total
Year ended June 30, 2012:
Revenues	$—	$472,390	$23,615	$496,005
Depreciation and amortization	2,282	5,134	1,653	9,069
Segment operating income (loss)	(55,471)	243,977	(8,188)	180,318
Year ended June 30, 2011:
Revenues	$—	$400,046	$2,038	$402,084
Depreciation and amortization	1,976	5,105	138	7,219
Segment operating income (loss)	(48,651)	206,840	(411)	157,778
Year ended June 30, 2010:
Revenues	$—	$362,648	$—	$362,648
Depreciation and amortization	2,215	4,869	—	7,084
Segment operating income (loss)	(44,182)	179,257	—	135,075

	Years Ended June 30,
(In thousands)	2012	2011	2010
Total operating income for reportable segments	$180,318	$157,778	$135,075
Unallocated amounts:
Interest income	4,629	2,226	5,660
Other	(407)	(353)	99

Income from operations before income taxes	184,540	159,651	140,834

Income tax provision (benefit)	72,389	58,941	(11,469)

Income from operations	$112,151	$100,710	$152,303

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

The following table sets forth a comparison of balance sheet assets by operating segment:

	June 30,
(In thousands)	2012	2011
Net equipment and leasehold improvements:
Research	$10,165	$8,068
Molecular diagnostics	11,611	12,166
Companion diagnostics	2,455	2,846

Total	$24,231	$23,080

Total Assets:
Research	$79,125	$45,215
Molecular diagnostics	70,873	61,813
Companion diagnostics	86,413	86,485

Total	$236,411	$193,513

The following table reconciles assets by operating segment to total assets:

	June 30,
(In thousands)	2012	2011
Total assets by segment	$236,411	$193,513
Cash, cash equivalents, and marketable investment securities (1)	454,224	417,314

Total	$690,635	$610,827

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The majority of the Company’s revenues were derived from the sale of molecular diagnostic tests in the United States. There were no customers that accounted for greater than 10% of revenue in the years ended June 30, 2012, 2011 and 2010.

Additionally, the majority of the Company’s long-lived assets are located in the United States.

(11)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2012, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

(12)	Acquisitions

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

The following table summarizes the Company’s allocation of the purchase price:

(in thousands)	Estimated Fair Value
Cash and cash equivalents	$1,974
Accounts receivable	3,667
Inventory	5,865
Prepaid expenses and other assets	1,185
Property, equipment and leasehold improvements	2,883
Deferred tax asset	2,014
Intangible assets	14,950
Goodwill	56,850

Total assets acquired	89,388
Accounts payable and other liabilities	5,431
Deferred revenue	1,767

Liabilities assumed	7,198

Total net assets acquired	$82,190

Amortizable intangible assets of $7,150,000 consist of customer relationships and technology with an estimated useful life of approximately 10 and 8 years, respectively. Indefinite life assets of $7,800,000 consist of trademarks and in-process research and development assets (see Note 4).

The goodwill recorded by the Company as part of this acquisition is not deductable for tax purposes.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

Melanoma Diagnostics

On December 8, 2010, the Company acquired proprietary technology for the diagnosis and prognosis of malignant melanoma using genetic markers from Melanoma Diagnostics, Inc. Under the terms of the asset purchase agreement, the Company purchased various in-process research and development technology and rights for an upfront fee of $1,500,000 which it immediately expensed. The asset purchase agreement also requires the Company to pay contingent consideration based upon any future commercial success of the tests derived from the purchased technology.

(13)	Term Loan and Option Agreement

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

Term Loan

Under the Loan Agreement, the Company loaned Crescendo $25,000,000 for a term of six years, with the principal due upon maturity. Interest accrues at 6% per year and is due annually. In the event Crescendo defaults on the loan, additional interest will accrue at 5% per year. The loan will mature on the earlier of (i) September 8, 2017 or (ii) the third anniversary following the date that the Company’s option to acquire Crescendo under the Option Agreement expires or; otherwise terminates under the terms of the agreement. The option can be accelerated by Crescendo as a result of (a) Crescendo’s delivery of an early termination notice due to the achievement of triggering events under the Option Agreement or (b) Crescendo’s delivery of an initial public offering notice under the Option Agreement. Crescendo has the right to prepay the entire loan amount plus accrued interest at any time without incurring a penalty.

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

Because the option to purchase Crescendo is contingently exercisable by the Company under the Option Agreement, and repayment of the term loan will be accelerated if the option is exercised, the Company has recorded the Option Agreement at fair value as of September 8, 2011 in other assets on the

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

consolidated balance sheet. The fair value of the Option Agreement of $8,000,000 was determined utilizing valuation models, including the market and income based approaches, which utilize various inputs including projected income, volatility, risk free rates and projected terms. Under the applicable accounting guidance the Company has an initial policy decision to either re-value the Option Agreement each reporting period or carry the Option Agreement at the original recorded amount and periodically assess the Option Agreement for impairment. The Company has elected to periodically evaluate the Option Agreement for impairment. No impairment indicators were noted at June 30, 2012.

The residual $17,000,000 value of the term loan has been classified as a note receivable on the consolidated balance sheet as of June 30, 2012. The Company recorded interest income related to accretion of the note receivable and the stated interest rate for the year ended June 30, 2012 of $3,250,000 in the consolidated income statement. The Company is also utilizing the effective interest method to accrete the discount portion of the note receivable through interest income over the three-year term of the Company’s option to acquire Crescendo under the Option Agreement. The note receivable is evaluated for collectability each reporting period based on qualitative and quantitative factors. If the Company determines that the note receivable and any accrued interest is not collectible, such amount will be written off in the period that such a determination is made. No amounts related to the note receivable or accrued interest were written off during the fiscal year ended June 30, 2012.

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2012, 2011, and 2010

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2012	$3,700	$24,742	($23,842)	$4,600
Year ended June 30, 2011	$4,400	$16,183	($16,883)	$3,700
Year ended June 30, 2010	$3,850	$18,476	($17,926)	$4,400

(1)	Represents amounts written off against the allowance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

2.1	Agreement and Plan of Merger dated as of April 27, 2011, by and among the Company, Myriad RBM, Inc., Rules-Based Medicine, Inc. and Mark Chandler, Ph.D.***		8-K (Exhibit 2.1)	05/03/11	000-26642

3.1	Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	08/15/11	000-26642

3.2	Restated By-Laws		8-K (Exhibit 3.1)	02/28/11	000-26642

4.1	Specimen common stock certificate		10-K (Exhibit 4.1)	08/15/11	000-26642
Lease Agreements

10.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642

10.2	Amendment to Lease Agreement, dated March 29, 1996 between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.3)	11/08/96	000-26642

10.3	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642

10.4	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Foothill Associates, Ltd.		10-Q (Exhibit 10.1)	11/12/98	000-26642

10.5	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Research Park Associates VI, L.C.		10-Q (Exhibit 10.2)	11/12/98	000-26642

10.6	Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust), dated June 24, 1998, between the Registrant and Wells Fargo Bank, National Association		10-Q (Exhibit 10.3)	11/12/98	000-26642

10.7	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642

10.8	Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.2)	05/15/01	000-26642

10.9	Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.10		Letter of Understanding regarding Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642

10.11	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642

	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642

10.12	.1	Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		8-K (Exhibit 10.2)	07/07/09	000-26642

	.2	Amendment No. 1, dated November 11, 2009, to Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		10-K (Exhibit 10.12.2)	08/12/10	000-26642

	.3	Amendment No. 2, dated February 19, 2010, to Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		10-K (Exhibit 10.12.3)	08/12/10	000-26642

Agreements with Respect to Collaborations, Licenses, Research and Development

10.13		Exclusive License Agreement, dated October 8, 1991, between the Registrant and the University of Utah Research Foundation, as amended (Breast Cancer—BRCA1)*		S-1 (Exhibit 10.13)	10/05/95	33-95970

10.14		Exclusive License Agreement, dated November 23, 1994, between the Registrant and the University of Utah Research Foundation (Breast Cancer—BRCA2)*		S-1 (Exhibit 10.17)	10/05/95	33-95970

10.15		Exclusive License Agreement, dated March 15, 1995, between the Registrant and the Hospital for Sick Children*		10-Q (Exhibit 10.1)	11/01/07	000-26642

10.16		Exclusive License Agreement, dated January 6, 1995, between the Registrant and Endorecherche*		10-Q (Exhibit 10.2)	11/01/07	000-26642

10.17		Exclusive License Agreement, dated March 13, 1996, between the Registrant and The Trustees of the University of Pennsylvania*		10-Q (Exhibit 10.3)	11/01/07	000-26642

Agreements with Executive Officers and Directors

10.18		Employment Agreement, dated May 15, 1993, between the Registrant, Myriad Genetic Laboratories, Inc. and Peter D. Meldrum+		S-1 (Exhibit 10.3)	10/05/95	33-95970

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.19		Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and James S. Evans dated March 3, 1995+		8-K (Exhibit 10.1)	11/06/07	000-26642

10.20		Employment Agreement, dated November 5, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Richard M. Marsh+		10-K (Exhibit 10.27)	08/25/09	000-26642

10.21		Employment Agreement, dated October 1, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Mark. C. Capone+		10-K (Exhibit 10.28)	08/25/09	000-26642

10.22		Employment Agreement, dated September 2, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Jerry S. Lanchbury, Ph.D.+		10-K (Exhibit 10.22)	08/15/2011	000-26642

10.23	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642

	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642

10.24		Executive Retention Agreement, dated November 17, 2006, between the Registrant and Mark. C. Capone+		10-Q (Exhibit 10.1)	02/06/07	000-26642

10.25		Non-Employee Director Compensation Policy+		10-Q (Exhibit 10.1)	11/02/11	000-26642

10.26		Form of director and executive officer indemnification agreement		10-K (Exhibit 10.34)	08/25/09	000-26642
Equity Compensation Plans

10.27	.1	2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”)+		10-K (Exhibit 10.1)	09/27/02	000-26642

	.2	Form of Incentive Stock Option Agreement under the 2002 Plan+		10-Q (Exhibit 10.9)	11/01/07	000-26642

	.3	Form of Non-Qualified Stock Option Agreement under the 2002 Plan+		10-Q (Exhibit 10.10)	11/01/07	000-26642

10.28	.1	2003 Employee, Director and Consultant Stock Option Plan, as amended (the “2003 Plan”)+		10-Q (Exhibit 10.1)	02/3/10	000-26642

	.2	Form of Incentive Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.7)	11/01/07	000-26642

	.3	Form of Non-Qualified Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.8)	11/01/07	000-26642

10.29		Employee Stock Purchase Plan, as amended+		10-Q (Exhibit 10.2)	02/01/11	000-26642

10.30	.1	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”)+		8-K (Exhibit 10.1)	12/05/11	000-26642

	.2	Form of Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.3)	02/01/11	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

	.3	Form of Director Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.4)	02/01/11	000-26642

Other Material Agreements

10.32		Accelerated Share Repurchase Program Agreement, dated March 1, 2011, by and between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch and Myriad Genetics, Inc.*		10-Q (Exhibit 10.1)	05/04/11	000-26642

21.1		List of Subsidiaries of the Registrant	X

23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101		The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (Xtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.****	X

(+)	Management contract or compensatory plan arrangement.
(@)	The agreements with all executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(**)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.
(***)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of any such schedules or exhibits to the U.S. Securities and Exchange Commission upon request.
(****)	Users of XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.