Form 10-Q
period 2012-09-30
MYRIAD GENETICS INC
filed 2012-11-09
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012 the registrant had 81,403,041 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$95,583	$86,352
Marketable investment securities	253,582	254,180
Prepaid expenses	2,516	1,713
Inventory	10,602	11,574
Trade accounts receivable, less allowance for doubtful accounts of $5,000 at Sept. 30, 2012 and $4,600 at Jun. 30, 2012	62,503	60,441
Deferred taxes	8,378	5,572
Other receivables	1,970	2,660

Total current assets	435,134	422,492

Equipment and leasehold improvements:
Equipment	57,152	54,728
Leasehold improvements	18,054	17,800

	75,206	72,528
Less accumulated depreciation	50,449	48,297

Net equipment and leasehold improvements	24,757	24,231

Long-term marketable investment securities	117,125	113,692
Long-term deferred taxes	26,081	30,648
Note receivable	19,667	19,000
Other assets	8,000	8,000
Intangibles, net	15,447	15,722
Goodwill	56,850	56,850

Total assets	$703,061	$690,635

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,086	$10,141
Accrued liabilities	42,995	32,772
Deferred revenue	3,275	2,054

Total current liabilities	57,356	44,967

Unrecognized tax benefits	10,138	10,008

Total liabilities	67,494	54,975

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Sept. 30, 2012 and Jun. 30, 2012, issued and outstanding 81,397 at Sept. 30, 2012 and 82,569 at Jun. 30, 2012	814	826
Additional paid-in capital	649,621	647,680
Accumulated other comprehensive income (loss)	129	(162)
Accumulated deficit	(14,997)	(12,684)

Total stockholders’ equity	635,567	635,660

	$703,061	$690,635

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share amounts)	Three Months Ended September 30,
	2012	2011
Molecular diagnostic testing	$127,268	$103,969
Companion diagnostic services	6,169	6,483

Total revenue	133,437	110,452
Costs and expenses:
Cost of molecular diagnostic testing	13,932	11,300
Cost of companion diagnostic services	3,395	3,061
Research and development expense	11,400	8,505
Selling, general, and administrative expense	56,128	46,114

Total costs and expenses	84,855	68,980

Operating income	48,582	41,472
Other income (expense):
Interest income	1,368	473
Other	(128)	(140)

Total other income	1,240	333
Income before income taxes	49,822	41,805
Income tax provision	19,686	16,706

Net income	$30,136	$25,099

Earnings per share:
Basic	$0.37	$0.29
Diluted	$0.36	$0.29
Weighted average shares outstanding
Basic	81,572	85,241
Diluted	83,914	87,037

Net income	$30,136	$25,099
Comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	83	(141)
Change in foreign currency translation adjustment, net of tax	208	(123)

Comprehensive income	$30,427	$24,835

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$30,136	$25,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,211	2,147
Loss (gain) of disposition on assets	1	(4)
Share-based compensation expense	6,600	6,664
Bad debt expense	7,195	4,258
Accreted interest on note receivable	(667)	—
Unrecognized tax benefits	130	—
Excess tax benefit from share-based compensation	(463)	(17,040)
Deferred income taxes	2,224	14,786
Gain on sale of marketable investment securities	—	(7)
Changes in operating assets and liabilities:
Prepaid expenses	(803)	(368)
Trade accounts receivable	(9,260)	1,150
Other receivables	690	(79)
Inventory	972	(1,488)
Accounts payable	945	(1,576)
Accrued liabilities	10,224	(1,473)
Deferred revenue	1,221	(245)

Net cash provided by operating activities	51,356	31,824

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(2,461)	(2,109)
Acquisition of Myriad RBM, Inc.	—	(799)
Purchase of an acquisition option	—	(8,000)
Issuance of note receivable (Cresecendo)	—	(17,000)
Purchases of marketable investment securities	(126,903)	(41,282)
Proceeds from maturities and sales of marketable investment securities	124,359	66,658

Net cash used in provided by investing activities	(5,005)	(2,532)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	8,616	844
Excess tax benefit from share-based compensation	463	17,040
Repurchase and retirement of common stock	(46,199)	(37,181)

Net cash used in financing activities	(37,120)	(19,297)

Net increase in cash and cash equivalents	9,231	9,995
Cash and cash equivalents at beginning of period	86,352	52,681

Cash and cash equivalents at end of period	$95,583	$62,676

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Myriad Genetic Laboratories, Inc., Myriad RBM, Inc., Myriad GmbH (Germany), Myriad Services GmBH (Germany), Myriad Genetics GmbH (Switzerland), Myriad Genetics SAS (France), Myriad Genetics S.r.l. (Italy), Myriad Genetics Iberia SL (Spain), Myriad Crescendo, Inc., Myriad Financial, Inc., and Myriad Therapeutics, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Operating results for the three months ended September 30, 2012 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

(2)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued amended standards regarding the presentation of comprehensive income. The new standards require the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted the provisions of this guidance effective July 1, 2012, as reflected in the condensed consolidated statements of income and comprehensive income herein.

(3)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2012 and June 30, 2012 were as follows:

(In Thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At September 30, 2012:
Cash and cash equivalents:
Cash	$45,807	$—	$—	$45,807
Cash equivalents	49,776	—	—	49,776

Total cash and cash equivalents	95,583	—	—	95,583

Available-for-sale securities:
Corporate bonds and notes	78,879	108	—	78,987
Municipal bonds	190,433	215	(3)	190,645
Federal agency issues	99,678	48	(1)	99,725
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale securities	370,490	371	(154)	370,707

Total cash, cash equivalents and available-for-sale securities	$466,073	$371	$(154)	$466,290

(In Thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2012:
Cash and cash equivalents:
Cash	$34,217	$—	$—	$34,217
Cash equivalents	52,135	—	—	52,135

Total cash and cash equivalents	86,352	—	—	86,352

Available-for-sale securities:
Corporate bonds and notes	116,581	112	(18)	116,675
Municipal bonds	141,299	85	(20)	141,364
Federal agency issues	108,478	33	(28)	108,483
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale securities	367,858	230	(216)	367,872

Total cash, cash equivalents and available-for-sale securities	$454,210	$230	$(216)	$454,224

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at September 30, 2012:

(In Thousands)	Amortized cost	Estimated fair value
Cash	$45,807	$45,807
Cash equivalents	49,776	49,776
Available-for-sale:
Due within one year	253,407	253,583
Due after one year through five years	115,583	115,774
Due after five years	1,500	1,350

	$466,073	$466,290

(4)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. As of September 30, 2012, a total of 7,970,000 shares of common stock are reserved for issuance under the 2010 Plan. This number consists of 7,000,000 shares approved by the Company’s stockholders and 970,000 shares transferred into the 2010 Plan which were cancelled or expired under the Company’s 2003 Employee, Director and Consultant Option Plan (the “2003 Plan”) and 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”). In addition, as of September 30, 2012, the Company may grant up to 9,959,000 additional shares under the 2010 Plan if options previously granted under the 2002 Plan or 2003 Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Options under the plans generally vest ratably over four years and expire ten years from the date of grant. The exercise price of options granted is equivalent to the fair market value of the stock on the date of grant. The Company also has an Employee Stock Purchase Plan ( the “Purchase Plan”) under which 2,000,000 shares of common stock have been authorized and, as of September 30, 2012, a total of 1,907,000 shares of common stock had been issued under the Purchase Plan. Shares are issued under the Purchase Plan twice yearly at the end of each six month offering period. During the three months ended September 30, 2012, the Company issued no shares of common stock under the Purchase Plan.

A summary of the stock option activity under the plans for the three months ended September 30, 2012 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2012	15,233,281	$19.32
Options granted	2,694,623	27.07
Less:
Options exercised	(664,075)	12.98
Options canceled or expired	(136,220)	21.63

Options outstanding at September 30, 2012	17,127,609	$20.77

As of September 30, 2012, options to purchase 9,106,000 shares were vested and exercisable at a weighted average price of $18.86. As of September 30, 2012, there was $54,962,000 of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.8 years.

Share-based compensation expense recognized and included in the consolidated income statements was allocated as follows:

(in thousands)	Three months ended September 30,
	2012	2011
Cost of molecular diagnostic testing	$289	$299
Cost of companion diagnostic services	58	2
Research and development expense	809	1,034
Selling, general, and administrative expense	5,444	5,329

Total share-based compensation expense	$6,600	$6,664

(5)	Stockholders’ Equity

Stock Repurchase Program

The Company previously announced the following stock repurchase programs for its common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100,000,000	August 2010
August 2010	$100,000,000	February 2011
March 2011	$100,000,000	September 2011
August 2011	$200,000,000	ongoing

Total:	$500,000,000

The current $200,000,000 share repurchase program allows repurchases to be made through open market or privately negotiated purchases, either from time to time or on an accelerated basis, in each case to be executed at management’s discretion based on market conditions. As of September 30, 2012, approximately $53.5 million remained available for repurchases under this program. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for the three months ended September 30, 2012 and 2011, were as follows:

(In thousands)	Three months ended September 30,
	2012	2011
Shares purchased and retired	1,836	1,684
Common stock and additional paid-in-capital reductions	$13,750	$12,413
Charges to accumulated deficit	$32,449	$24,768

(6)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including the dilutive effect of common stock equivalents outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

(in thousands)	Three months ended September 30,
	2012	2011
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	81,572	85,241
Effect of dilutive stock options	2,342	1,796

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	83,914	87,037

Certain outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended September 30, 2012 and 2011 because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended September 30,
(in thousands)	2012	2011
Anti-dilutive options excluded from EPS computation	3,929	8,490

(7)	Segment and Related Information

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

(In thousands)	Research	Molecular diagnostics	Companion diagnostics	Total
Three months ended September 30, 2012:
Revenue	$—	$127,268	$6,169	$133,437
Depreciation and amortization	578	1,233	400	2,211
Segment operating income (loss)	(15,054)	65,683	(2,047)	48,582
Three months ended September 30, 2011:
Revenue	$—	$103,969	$6,483	$110,452
Depreciation and amortization	489	1,254	404	2,147
Segment operating income (loss)	(12,085)	54,523	(966)	41,472

	Three months ended September 30,
(In thousands)	2012	2011
Total operating income for reportable segments	$48,582	$41,472
Interest income	1,368	473
Other	(128)	(140)
Income tax provision	19,686	16,706

Net income	$30,136	$25,099

(8)	Fair Value Measurements

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—	quoted prices in active markets for identical assets and liabilities.
Level 2—	observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. This category generally includes U.S. Government and agency securities; municipal securities; mutual funds and securities sold, not yet purchased. The Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.
Level 3—	unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, we use a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application, corroborative information, etc. We review, test and validate this information as appropriate. The following table sets forth the fair value of the financial assets that the Company re-measured on a regular basis:

	Level 1	Level 2	Level 3	Total
(In thousands)
at September 30, 2012
Money market funds (a)	$11,078	$—	$—	$11,078
Corporate bonds and notes	—	117,685	—	117,685
Municipal bonds	—	190,645	—	190,645
Federal agency issues	—	99,725	—	99,725
Auction rate securities	—	—	1,350	1,350

Total	$11,078	$408,055	$1,350	$420,483

	Level 1	Level 2	Level 3	Total
(In thousands)
at June 30, 2012
Money market funds (a)	$38,835	$—	$—	$38,835
Corporate bonds and notes	—	129,975	—	129,975
Municipal bonds	—	141,364	—	141,364
Federal agency issues	—	108,483	—	108,483
Auction rate securities	—	—	1,350	1,350

Total	$38,835	$379,822	$1,350	$420,007

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(9)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of September 30, 2012, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

Income tax expense for the three months ended September 30, 2012 was $19,686,000, or approximately 40% of pre-tax income, compared to $16,706,000, for the three months ended September 30, 2011, or approximately 40% of pre-tax income. Income tax expense for the three months ended September 30, 2012 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2013, adjusted by discrete items recognized during the period. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and international operating losses that have not been benefited as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise and sale.

The Company files U.S., U.K., French and state income tax returns in jurisdictions with various statutes of limitations. The Company’s New York State income tax returns for the years ended June 30, 2007, 2008 and 2009 are currently under examination by the New York State Department of Taxation and Finance. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The Company’s U.S. federal tax return, U.K. and French income tax returns and all other state tax returns are not currently under examination.

(11)	Goodwill and Intangible Assets

Goodwill

At September 30, 2012, the Company had recorded goodwill of $56,850,000 related to the acquisition of Myriad RBM, Inc. on May 31, 2011 (formerly Rules-Based Medicine, Inc.). There were no events or circumstances that indicated that impairment exists, therefore, the Company recorded no impairment of goodwill for the three months ended September 30, 2012.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development and trademarks. Certain of these intangible assets were recorded as part of the Company’s purchase of Rules-Based Medicine, Inc. on May 31, 2011. The following summarizes the amounts reported as intangible assets:

(in thousands) September 30, 2012	Gross Carrying Amount	Accumlated Amortization	Net
Purchased licenses and technologies	$6,500	$(2,883)	$3,617
Customer relationships	4,650	(620)	4,030

Total amortizable intangible assets	11,150	(3,503)	7,647

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	7,800	—	7,800

Total intangible assets	$18,950	$(3,503)	$15,447

(in thousands) June 30, 2012	Gross Carrying Amount	Accumlated Amortization	Net
Purchased licenses and technologies	$6,500	$(2,724)	$3,776
Customer relationships	4,650	(504)	4,146

Total amortizable intangible assets	11,150	(3,228)	7,922

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	7,800	—	7,800

Total intangible assets	$18,950	$(3,228)	$15,722

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Three months ended September 30,
(in thousands)	2012	2011
Amortization on intangible assets	$275	$275

(12)	Term Loan and Option Agreement

On September 8, 2011, the Company issued a $25,000,000 term loan to Crescendo Bioscience, Inc. (“Crescendo”) of South San Francisco, CA under a Loan and Security Agreement (“Loan Agreement”) and also secured an exclusive three-year option to acquire the company pursuant to a definitive merger agreement (the “Option Agreement”). During the fiscal quarter ended September 30, 2012, the Loan Agreement was amended to increase the stated interest rate from 6% to 7% per year. The fair value of the Option Agreement of $8,000,000 was determined utilizing valuation models, including the market and income based approaches, which utilize various inputs including projected income, volatility, risk free rates and projected terms. The Company periodically evaluates the Option Agreement for impairment. No impairment indicators were noted at September 30, 2012.

The residual $17,000,000 value of the term loan has been classified as a note receivable at its accrued value of $19,667,000 on the condensed consolidated balance sheet as of September 30, 2012. The Company recorded interest income related to accretion of the note receivable and the stated interest rate for the three months ended September 30, 2012 of $1,098,000 in the condensed consolidated income statement. The Company is also utilizing the effective interest method to accrete the discount portion of the note receivable through interest income over the three-year term of the Company’s option to acquire Crescendo under the Option Agreement. The note receivable is evaluated for collectability each reporting period. If the Company determines that the note receivable and any accrued interest is not collectible, such amount will be written off in the period that determination is made. No amounts related to the note receivable or accrued interest were written off during the three months ended September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading molecular diagnostic company dedicated to making a difference in patient’s lives through the discovery and commercialization of transformative tests which assess a person’s risk of developing disease, guide treatment decisions and assess risk of disease progression and recurrence. We believe in improving healthcare for patients by providing physicians with critical information to solve unmet clinical needs. By understanding the underlying genetic basis of disease, we believe that individuals who have a greater risk of developing disease can be identified and physicians may be able to use this information to improve patient outcomes and better manage patient healthcare. In addition, by understanding the RNA expression levels of certain genes, we believe that we can improve patient healthcare by providing information on the aggressiveness of their disease. Further, we have tests in development which analyze the expression of groups of proteins. We think this protein information will help diagnose and guide treatment decisions for many diseases.

Our goal is to provide physicians with critical information that may guide the healthcare management of their patients to prevent disease, diagnose the disease at an earlier stage, determine the most appropriate therapy, or assess the aggressiveness of their disease. We employ a number of proprietary technologies, including DNA, RNA and protein analysis, that help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. We use this information to guide the development of new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow and expand our existing products and markets. Second, we are developing our business internationally and have recently established sales operations and laboratory operations in Europe. Finally, we intend to launch new transformative products across a diverse set of disease indications, complementing our current businesses in oncology, women’s health and urology.

Products and Services

We offer nine primary commercial molecular diagnostic tests, including five predictive medicine tests, three personalized medicine tests, and one prognostic medicine test. We market these tests through our own sales force of approximately 400 people in the United States. We have also established offices in France, Spain and Italy; laboratory operations and a sales and administrative office in Germany; and European headquarters in Switzerland. We market our BRACAnalysis®, COLARIS®, and COLARIS AP® products through our own European sales force, and as of September 30, 2012, we have entered into distributor agreements with 16 organizations in selected Latin American, European and Asian countries.

Our primary commercial molecular diagnostic tests include:

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

Through our wholly owned subsidiary, Myriad RBM, Inc., we provide biomarker discovery and companion diagnostic services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers. By analyzing the data generated from these tests, we attempt to discover biomarker patterns that indicate a particular disease or disorder with a high degree of accuracy or may be used to identify patients who would likely respond to a particular therapy. During the three months ended September 30, 2012 and 2011, we recognized companion diagnostic service revenue of $6.2 million and $6.5 million respectively. In addition to the companion diagnostic research revenue fees received from analyzing these samples, we also use this information to create and validate new biomarkers that can aid us in the development of novel molecular diagnostic tests that could aid a physician in making diagnostic and treatment decisions.

Use of Resources

During the three months ended September 30, 2012, we devoted substantially all of our resources to supporting our molecular diagnostic and companion diagnostic businesses, as well as to the research and development of future molecular and companion diagnostic opportunities. We also pursued in-licensing opportunities where we acquire rights to new products and technologies from third parties. We have three reportable operating segments—research, molecular diagnostics and companion diagnostics. See Note 7 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

For the three months ended September 30, 2012, we had net income of $30.1 million and diluted earnings per share of $0.36, compared to $25.1 million and $0.29 per share in the same period of the prior year. Net income and earnings per share results for the three months ended September 30, 2012 included income tax expense of $19.7 million compared to $16.7 million for the same period in the prior year. As of September 30, 2012, we had an accumulated deficit of $15.0 million.

Recent Developments

Between May 2010 and September 2012, we repurchased $446.5 million of our outstanding common stock. Our board of directors has authorized us to repurchase an additional $53.5 million of our outstanding common stock at management’s discretion based on market conditions. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K, for the fiscal year ended June 30, 2012.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our companion diagnostic services. Total revenue for the three months ended September 30, 2012 was $133.4 million, compared to $110.5 million for the same three months in 2011. This 21% increase in revenue is primarily due to increased molecular diagnostic testing volume for our BRACAnalysis, Colaris and Colaris AP and other tests, as well as a significant increase in BART testing, as disclosed in the table below. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of molecular diagnostic tests by the medical community and increased patient testing volumes. However, there can be no assurance that our revenue will continue to increase or remain at current levels.

An important part of our customer base in the Eastern United States has been affected by the recent severe storm. Although the impact of this event on our future revenues is not yet determinable, we believe that the effect will be short-term in nature and may result in changes to the timing of patient testing volumes.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the three months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,			% of Total Revenue
(In thousands)	2012	2011	% Change	2012	2011
Molecular diagnostic testing revenues:
BRACAnalysis	$104,972	$89,485	17%	79%	81%
COLARIS & COLARIS AP	12,081	9,624	26%	9%	9%
BART	7,623	2,643	188%	6%	2%
Other	2,592	2,217	17%	2%	2%

Total molecular diagnostic testing revenues	127,268	103,969	22%

Companion diagnostic service revenues	6,169	6,483	-5%	4%	6%

Total revenues	$133,437	$110,452	21%	100%	100%

BracAnalysis Large Rearrangement Technology or BART testing provides a way to detect additional large genomic rearrangements in both the BRCA1 and BRCA2 genes. Based upon newly established clinical practice guidelines by NCCN, the National Comprehensive Cancer Network , that recommends BART for all hereditary breast and ovarian cancer patients, we have received increased testing requests from physicians and affected patients.

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Oncology and women’s health revenues were 68% and 32% of total molecular diagnostic testing revenues, respectively, during the three months ended September 30, 2012. Sales of molecular diagnostic tests in each market for the three months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,
(In thousands)	2012	2011	% Change
Molecular diagnostic testing revenues:
Oncology	$86,219	$74,208	16%
Women’s health	41,049	29,761	38%

Total molecular diagnostic testing revenues	$127,268	$103,969	22%

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the three months ended September 30, 2012 was $13.9 million, compared to $11.3 million for the same three months in 2011. This increase of 23% in molecular diagnostic testing cost of revenue is primarily due to an increase in testing volumes. Our costs of companion diagnostic services include similar items. Cost of companion diagnostic services for the three months ended September 30, 2012 was $3.4 million, compared to $3.1 million for the same three months in 2011. Many of the costs associated with the performance of our companion diagnostic services are fixed; consequently, gross margins will vary as we experience fluctuations in our companion diagnostic service revenue.

Our cost of revenue may also fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests, testing volumes, changes in companion diagnostic services, price changes of existing tests and services, changes in our costs associated with such tests and services, the adoption of new technologies and operating systems in our molecular diagnostic laboratories and costs associated with operating additional laboratories outside the United States. There can be no assurance that gross profit margins will remain at current levels.

Our research and development expenses include costs incurred in maintaining and improving our current molecular diagnostic tests and costs incurred for the discovery, development and validation of our pipeline of molecular and companion diagnostic test candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the three months ended September 30, 2012 were $11.4 million compared to $8.5 million for same three months in 2011. This increase of 34% was primarily due to the following:

•	an increase of approximately $1.1 million in internal development activities and clinical studies to support our existing molecular diagnostic testing products;

•	an increase of approximately $1.1 million due to the internal development of future molecular diagnostic product candidates; and

•	an increase of approximately $0.7 million in internal development activities to support our companion diagnostic services business.

We expect that our research and development expenses will increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and companion diagnostic services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended September 30, 2012 were $56.1 million, compared to $46.1 million for the same three months in 2011. The increase in selling, general and administrative expense of 22% was due primarily to support the 21% increase in revenue and include:

•	an increase in sales and marketing expense of approximately $6.7 million due to various marketing initiatives, added headcount and increased sales commissions;

•	an increase of approximately $2.9 million in bad debt expense;

•	an increase of approximately $0.6 million in international administrative costs from our European operations;

•	an increase in share-based compensation expense of approximately $0.1 million; and

•	a decrease of $0.3 million of Myriad RBM administrative costs.

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

Other Income (Expense)

Interest income for the three months ended September 30, 2012 was $1.4 million, compared to $0.5 million for the same three months in 2011. The increase was due primarily to interest income recorded related to the note receivable from Crescendo.

Income Tax Provision

Income tax expense for the three months ended September 30, 2012 was $19.7 million, for an effective income tax rate of approximately 40%, compared to income tax expense of $16.7 million or a 40% effective income tax rate in the same period in 2011. Income tax expense for the three months ended

September 30, 2012 is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2013 adjusted by discrete items recognized during the period. Our annual effective tax rate is a product of the U.S. federal statutory rate of 35%, a blended state income tax rate of 3% and a 2% impact from our international operations. The effective rate is adjusted by alternative minimum income taxes and timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $12.1 million, or 3%, to $466.3 million at September 30, 2012 from $454.2 million at June 30, 2012. This increase was attributable to increased collections from higher sales, partially offset by operating expenses and purchasing $46.2 million of our common stock under our share repurchase programs.

Net cash provided by operating activities was $51.4 million during the three months ended September 30, 2012, compared to $31.9 million during the same three months in 2011. Our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization, which totaled $6.6 million and $2.2 million, respectively, during the three months ended September 30, 2012. In addition, operating cash was reduced by an increase of $9.3 million in trade accounts receivable due to an increase in sales and bad debt write-offs which was offset by a change in payables and accrued liabilities of $11.2 million primarily due to quarterly income taxes payable.

Our investing activities used cash of $5.0 million during the three months ended September 30, 2012 and used cash of $2.5 million during the same three months in 2011. Investing activities were comprised primarily of purchases and sales and maturities of marketable investment securities. Capital expenditures for equipment and facilities for the three months ended September 30, 2012 were $2.5 million.

Financing activities used cash of $37.1 million during the three months ended September 30, 2012 and used cash of $19.3 million in the same three months in 2011. Cash utilized in financing activities during the three months ended September 30, 2012 was primarily due to the purchase of $46.2 million of our common stock through our share repurchase programs, partially offset by $8.6 million from cash provided by the exercise of stock options.

We believe that our existing capital resources and net cash expected to be generated from sales of our molecular diagnostic tests and companion diagnostic services will be adequate to fund our current and planned operations for the foreseeable future, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise additional funds. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure to sustain revenue growth or margins in our molecular diagnostic testing and companion diagnostic services businesses;

•	termination of the licenses underlying our molecular diagnostic tests and companion diagnostic services or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	the costs and expenses incurred in supporting our existing molecular diagnostic tests and companion diagnostic services;

•	the progress, results and cost of developing and launching additional molecular diagnostic tests and offering additional companion diagnostic services;

•

potential business development activities, in-licensing agreements and acquisitions, such as our acquisition of Myriad RBM and our strategic debt investment and option to acquire Crescendo Biosciences, Inc., and our ability to successfully integrate and achieve the expected benefits of our business development activities, in-licensing agreements and acquisitions;

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and companion diagnostic services may decline or will not continue to increase at historical rates; risks related to changes in the governmental or private insurers reimbursement levels for our tests; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and companion diagnostic services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and companion diagnostic services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and companion diagnostic services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; the development of competing tests and services; the risk that we or our licensors may be unable to protect the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

There have been no material changes in our market risk during the three months ended September 30, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which is incorporated by reference herein.

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

On December 7, 2011, Plaintiffs filed a Petition for a Writ of Certiorari with the Supreme Court of the United States (the “Supreme Court”), seeking the Supreme Court’s review of the decision of the Court of Appeals as it pertains to the composition claims relating to “isolated” DNA molecules, and the Court of Appeals decision that 19 of the Plaintiffs lacked standing. On March 26, 2012 the Supreme Court vacated the Court of Appeals’ decision, and remanded the case back to the Court of Appeals for reconsideration in light of the Supreme Court’s decision in Mayo v. Prometheus Laboratories on March 20, 2012.

On August 16, 2012, on remand, the Court of Appeals again reversed the District Court’s decision, in part, holding that the nine composition claims relating to “isolated” DNA molecules and one method claim relating to screening potential cancer therapeutics via changes in cell growth rates are patent-eligible under 35 U.S.C. Section 101. However, the Court of Appeals affirmed the District Court’s decision that the remaining five method claims directed to comparing or analyzing DNA sequences are patent ineligible. On September 24, 2012, the Plaintiffs filed a Petition for a Writ of Certiorari with the Supreme Court, seeking the Supreme Court’s review of the decision of the Court of Appeals as it pertains to the composition claims relating to “isolated” DNA molecules, the one method claim relating to screening potential cancer therapeutics via changes in cell growth rates, and the Court of Appeals decision that 19 of the Plaintiffs lacked standing. On October 30, 2012, we filed a Brief in Opposition to the Plaintiffs’ Petition for a Writ of Certiorari.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

In connection with our most recent stock repurchase authorization for $200 million, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on market conditions. There is no specified term or expiration date for this program. As of the date of this report, we have not entered into an accelerated share repurchase agreement under our most recent stock repurchase program.

The details of the activity under our stock repurchase programs during the fiscal quarter ended September 30, 2012, were as follows:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	845,281	$25.49	845,281	$78,100,530
August 1, 2012 to August 31, 2012	974,568	$24.89	974,568	53,840,759
September 1, 2012 to September 30, 2012	15,897	$24.54	15,897	53,450,653

Total	1,835,746		1,835,746	$53,450,653

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 9, 2012	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: November 9, 2012	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)