Form 10-Q
period 2012-12-31
MYRIAD GENETICS INC
filed 2013-02-06
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 31, 2013 the registrant had 80,577,812 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$68,423	$86,352
Marketable investment securities	290,210	254,180
Prepaid expenses	2,327	1,713
Inventory	10,467	11,574
Trade accounts receivable, less allowance for doubtful accounts of $5,300 at Dec. 31, 2012 and $4,600 at Jun. 30, 2012	75,564	60,441
Deferred taxes	9,354	5,572
Other receivables	988	2,660

Total current assets	457,333	422,492

Equipment and leasehold improvements:
Equipment	61,427	54,728
Leasehold improvements	18,167	17,800

	79,594	72,528
Less accumulated depreciation	52,309	48,297

Net equipment and leasehold improvements	27,285	24,231

Long-term marketable investment securities	109,636	113,692
Long-term deferred taxes	24,590	30,648
Note receivable	20,333	19,000
Other assets	8,000	8,000
Intangibles, net	13,719	15,722
Goodwill	56,850	56,850

Total assets	$717,746	$690,635

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,575	$10,141
Accrued liabilities	29,192	32,772
Deferred revenue	2,721	2,054

Total current liabilities	45,488	44,967

Unrecognized tax benefits	10,138	10,008

Total liabilities	55,626	54,975

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Dec. 31, 2012 and Jun. 30, 2012, issued and outstanding 81,305 at Dec. 31, 2012 and 82,569 at Jun. 30, 2012	813	826
Additional paid-in capital	665,800	647,680
Accumulated other comprehensive loss	(221)	(162)
Accumulated deficit	(4,272)	(12,684)

Total stockholders’ equity	662,120	635,660

	$717,746	$690,635

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Molecular diagnostic testing	$140,651	$117,610	$267,919	$221,579
Companion diagnostic services	8,489	5,201	14,658	11,684

Total revenue	149,140	122,811	282,577	233,263
Costs and expenses:
Cost of molecular diagnostic testing	15,566	12,815	29,498	24,115
Cost of companion diagnostic services	4,318	3,302	7,713	6,364
Research and development expense	14,107	10,243	25,507	18,748
Selling, general, and administrative expense	59,563	50,986	115,691	97,100

Total costs and expenses	93,554	77,346	178,409	146,327

Operating income	55,586	45,465	104,168	86,936
Other income (expense):
Interest income	1,385	1,382	2,753	1,856
Other	14	(64)	(114)	(205)

Total other income	1,399	1,318	2,639	1,651

Income before income taxes	56,985	46,783	106,807	88,587

Income tax provision	21,949	18,487	41,635	35,193

Net income	$35,036	$28,296	$65,172	$53,394

Earnings per share:
Basic	$0.43	$0.33	$0.80	$0.63
Diluted	$0.42	$0.33	$0.78	$0.62
Weighted average shares outstanding
Basic	81,692	84,498	81,632	84,870
Diluted	84,240	86,231	84,091	86,602

Net income	$35,036	$28,296	$65,172	$53,394
Comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(70)	(60)	13	(201)
Change in foreign currency translation adjustment, net of tax	(280)	(80)	(72)	(203)

Comprehensive income	$34,686	$28,156	$65,113	$52,990

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$65,172	$53,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,455	4,438
Loss of disposition on assets	4	—
Share-based compensation expense	13,704	13,271
Bad debt expense	14,729	10,589
Non-cash expense related to in-process research and development technology	—	750
Impairment of intangible asset	1,490	—
Accreted interest on note receivable	(1,333)	(667)
Unrecognized tax benefits	130	—
Excess tax benefit from share-based compensation	(3,623)	(31,489)
Deferred income taxes	5,899	31,274
Gain on sale of marketable investment securities	—	(29)
Changes in operating assets and liabilities:
Prepaid expenses	(606)	(166)
Trade accounts receivable	(29,851)	(3,380)
Other receivables	1,672	(616)
Prepaid taxes	—	(16,569)
Inventory	1,107	(2,111)
Accounts payable	3,434	(2,502)
Accrued liabilities	(3,580)	2,045
Deferred revenue	667	1,122

Net cash provided by operating activities	73,470	59,354

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(7,008)	(5,216)
Acquisition of Myriad RBM, Inc.	—	(799)
Crescendo purchase option	—	(8,000)
Issuance of note receivable (Cresecendo)	—	(17,000)
Purchase of in-process research and development technology	—	(750)
Purchase of other assets	—	(100)
Purchases of marketable investment securities	(239,264)	(159,858)
Proceeds from maturities and sales of marketable investment securities	207,230	204,826

Net cash (used in) provided by investing activities	(39,042)	13,103

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	23,903	7,687
Excess tax benefit from share-based compensation	3,623	31,489
Repurchase and retirement of common stock	(79,883)	(55,466)

Net cash used in financing activities	(52,357)	(16,290)

Net (decrease) increase in cash and cash equivalents	(17,929)	56,167

Cash and cash equivalents at beginning of period	86,352	52,681

Cash and cash equivalents at end of period	$68,423	$108,848

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Operating results for the three and six months ended December 31, 2012 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2012 and June 30, 2012 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At December 31, 2012:
Cash and cash equivalents:
Cash	$27,687	$—	$—	$27,687
Cash equivalents	40,736	—	—	40,736

Total cash and cash equivalents	68,423	—	—	68,423

Available-for-sale securities:
Corporate bonds and notes	105,465	59	—	105,524
Municipal bonds	205,799	127	(52)	205,874
Federal agency issues	87,054	44	—	87,098
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale securities	399,818	230	(202)	399,846

Total cash, cash equivalents and available-for-sale securities	$468,241	$230	$(202)	$468,269

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2012:
Cash and cash equivalents:
Cash	$34,217	$—	$—	$34,217
Cash equivalents	52,135	—	—	52,135

Total cash and cash equivalents	86,352	—	—	86,352

Available-for-sale securities:
Corporate bonds and notes	116,581	112	(18)	116,675
Municipal bonds	141,299	85	(20)	141,364
Federal agency issues	108,478	33	(28)	108,483
Auction rate securities	1,500	—	(150)	1,350

Total available-for-sale securities	367,858	230	(216)	367,872

Total cash, cash equivalents and available-for-sale securities	$454,210	$230	$(216)	$454,224

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at December 31, 2012:

(In thousands)	Amortized cost	Estimated fair value
Cash	$27,687	$27,687
Cash equivalents	40,736	40,736
Available-for-sale:
Due within one year	290,092	290,210
Due after one year through five years	108,226	108,286
Due after five years	1,500	1,350

	$468,241	$468,269

(3)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2012, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 4,500,000. At December 31, 2012, all 4,500,000 shares were available for issuance. In addition, as of December 31, 2012, the Company may grant up to 8,896,094 additional shares under the 2010 Plan if options previously granted under the Company’s 2003 Employee, Director and Consultant Option Plan and 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Options under the plan generally vest ratably over four years and expire ten years from the grant date. On December 5, 2012, the shareholders approved an amendment to the 2010 Plan to change the term of all future awards to eight years. The exercise price of options granted is equivalent to the fair market value of the stock on the grant date.

The Company also had an Employee Stock Purchase Plan that was approved by shareholders in 1995 (the “1995 Purchase Plan”), and subsequently amended, under which 2,000,000 shares of common stock had been authorized. As of December 5, 2012, a total of 1,990,000 shares of common stock had been issued under the 1995 Purchase Plan when it was terminated. During the six months ended December 31, 2012, the Company issued 83,000 shares of common stock under the 1995 Purchase Plan. At the December 5, 2012 annual shareholders meeting the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”) was approved by the shareholders under which 2,000,000 shares of common stock have been authorized. As of December 31, 2012, no shares of common stock have been issued under the 2012 Purchase Plan. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.

A summary of the stock option activity under the Company’s plans for the six months ended December 31, 2012 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2012	15,233,281	$19.32
Options granted	2,882,623	27.11
Less:
Options exercised	1,720,405	12.96
Options canceled or expired	213,861	21.88

Options outstanding at December 31, 2012	16,181,638	$21.35

As of December 31, 2012, options to purchase 8,220,976 shares were vested and exercisable at a weighted average price of $19.67. As of December 31, 2012, there was $47,138,000 of total unrecognized share-based compensation cost related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.6 years.

Share-based compensation expense recognized and included in the condensed consolidated statements of income was allocated as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Cost of molecular diagnostic testing	$271	$294	$560	$593
Cost of companion diagnostic services	47	17	104	19
Research and development expense	869	723	1,678	1,756
Selling, general, and administrative expense	5,918	5,573	11,362	10,903

Total share-based compensation expense	$7,105	$6,607	$13,704	$13,271

(4)	Stockholders’ Equity

Stock Repurchase Program

As of December 31, 2012, the Company had a $200,000,000 share repurchase program which allowed repurchases to be made through open market or privately negotiated purchases, either from time to time or on an accelerated basis, in each case to be executed at management’s discretion based on market conditions. As of that date, approximately $19.8 million remained available for repurchases under this program. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for the three and six months ended December 31, 2012 and 2011 were as follows:

(In thousands)	December 31,		December 31,
	2012	2011	2012	2011
Shares purchased and retired	1,231	928	3,067	2,612

Common stock and additional paid-in-capital reductions	$9,372	$6,858	$23,122	$19,271

Charges to accumulated deficit	$24,311	$11,426	$56,760	$36,195

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including the dilutive effect of common stock equivalents outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	81,692	84,498	81,632	84,870
Effect of dilutive stock options	2,548	1,733	2,459	1,732

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	84,240	86,231	84,091	86,602

Certain outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2012 and 2011 because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended December 31,		Six months ended, December 31,
(in thousands)	2012	2011	2012	2011
Anti-dilutive options excluded from EPS computation	5,605	9,703	4,585	8,770

(6)	Segment and Related Information

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

(In thousands)	Research	Molecular diagnostics	Companion diagnostics	Total
Three months ended December 31, 2012:
Revenue	$—	$140,651	$8,489	$149,140
Depreciation and amortization	578	1,232	401	2,211
Segment operating income (loss)	(16,334)	72,970	(1,050)	55,586

Three months ended December 31, 2011:
Revenue	$—	$117,610	$5,201	$122,811
Depreciation and amortization	534	1,344	413	2,291
Segment operating income (loss)	(12,594)	60,775	(2,716)	45,465

Six months ended December 31, 2012:
Revenue	$—	$267,919	$14,658	$282,577
Depreciation and amortization	1,210	2,424	821	4,455
Segment operating income (loss)	(30,765)	138,030	(3,097)	104,168

Six months ended December 31, 2011:
Revenue	$—	$221,579	$11,684	$233,263
Depreciation and amortization	1,023	2,598	817	4,438
Segment operating income (loss)	(25,300)	115,918	(3,682)	86,936

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2012	2011	2012	2011
Total operating income for reportable segments	$55,586	$45,465	$104,168	$86,936
Interest income	1,385	1,382	2,753	1,856
Other	14	(64)	(114)	(205)
Income tax provision	21,949	18,487	41,635	35,193

Net income	$35,036	$28,296	$65,172	$53,394

(7)	Fair Value Measurements

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

Level 1—	quoted prices in active markets for identical assets and liabilities.

Level 2—	observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. This category generally includes U.S. Government and agency securities; municipal securities; mutual funds and securities sold and not yet settled. The Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3—	unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application, corroborative information, etc. The Company reviews, tests and validates this information as appropriate. The following table sets forth the fair value of the financial assets that the Company re-measured on a regular basis:

	Level 1	Level 2	Level 3	Total
(In thousands) at December 31, 2012

Money market funds (a)	$5,450	$—	$—	$5,450
Corporate bonds and notes	—	125,523	—	125,523
Municipal bonds	—	221,161	—	221,161
Federal agency issues	—	87,098	—	87,098
Auction rate securities	—	—	1,350	1,350

Total	$5,450	$433,782	$1,350	$440,582

	Level 1	Level 2	Level 3	Total
(In thousands) at June 30, 2012

Money market funds (a)	$38,835	$—	$—	$38,835
Corporate bonds and notes	—	129,975	—	129,975
Municipal bonds	—	141,364	—	141,364
Federal agency issues	—	108,483	—	108,483
Auction rate securities	—	—	1,350	1,350

Total	$38,835	$379,822	$1,350	$420,007

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(8)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of December 31, 2012, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

Income tax expense for the three months ended December 31, 2012 was $21,949,000, or approximately 39% of pre-tax income, compared to $18,487,000, for the three months ended December 31, 2011, or approximately 40% of pre-tax income. Income tax expense for the six months ended December 31, 2012 was $41,635,000, or approximately 39% of pre-tax income, compared to $35,193,000 for the six months ended December 31, 2011, or approximately 40% of pre-tax income. Income tax expense for the three and six months ended December 31, 2012 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2013, adjusted by discrete items recognized during the period. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise and sale.

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

Goodwill

At December 31, 2012, the Company had recorded goodwill of $56,850,000 related to the acquisition of Myriad RBM, Inc. on May 31, 2011 (formerly Rules-Based Medicine, Inc.). There were no events or circumstances that indicated that impairment exists, therefore, the Company recorded no impairment of goodwill for the three months and six months ended December 31, 2012.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development and trademarks. Certain of these intangible assets were recorded as part of the Company’s purchase of Rules-Based Medicine, Inc. on May 31, 2011. In December 2012, the Company notified the licensor of the Company’s intent to terminate the license agreement for its OnDose product, and as a result, recorded an impairment charge of approximately $1,490,000 associated with the purchased license agreement. The fair value was estimated for the license agreement using the undiscounted future cash flows method, under which the Company determined that the fair value was less than the carrying value. The impairment is included in research and development in the condensed consolidated statement of operations and is part of the molecular diagnostic segment. The following summarizes the amounts reported as intangible assets:

(In thousands) December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Purchased licenses and technologies	$6,500	$(2,998)	$(1,490)	$2,012
Customer relationships	4,650	(743)	—	3,907

Total amortizable intangible assets	11,150	(3,741)	(1,490)	5,919

Trademarks	3,000	—	—	3,000
In-process research and development	4,800	—	—	4,800

Total non-amortizable intangible assets	7,800	—	—	7,800

Total intangible assets	$18,950	$(3,741)	$(1,490)	$13,719

(In thousands) June 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net
Purchased licenses and technologies	$6,500	$(2,724)	$3,776
Customer relationships	4,650	(504)	4,146

Total amortizable intangible assets	11,150	(3,228)	7,922

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	7,800	—	7,800

Total intangible assets	$18,950	$(3,228)	$15,722

The Company recorded amortization during the respective periods for these intangible assets as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Amortization on intangible assets	$231	$275	$506	$550

(11)	Term Loan and Option Agreement

On September 8, 2011, the Company issued a $25,000,000 term loan to Crescendo Bioscience, Inc. (“Crescendo”) of South San Francisco, CA under a Loan and Security Agreement (“Loan Agreement”) and also secured an exclusive three-year option to acquire the company pursuant to a definitive merger agreement (the “Option Agreement”). During the fiscal quarter ended September 30, 2012, the Loan Agreement was amended to increase the stated interest rate from 6% to 7% per year. The fair value of the Option Agreement of $8,000,000 was determined utilizing valuation models at the time of the issuance, including the market and income based approaches, which utilize various inputs including projected income, volatility, risk free rates and projected terms. The Company periodically evaluates the Option Agreement for impairment. No impairment indicators were noted at December 31, 2012.

The residual $17,000,000 value of the term loan has been classified as a note receivable at its accreted value of $20,333,000 on the condensed consolidated balance sheet as of December 31, 2012. The Company recorded interest income related to accretion of the note receivable and the stated interest rate for the three and six months ended December 31, 2012 of $1,104,000 and $2,202,000, respectively, in the condensed consolidated income statement. The Company is utilizing the effective interest method to accrete the discount portion of the note receivable through interest income over the three-year term of the Company’s option to acquire Crescendo under the Option Agreement. The note receivable is evaluated for collectability each reporting period. If the Company determines that the note receivable and any accrued interest is not collectible, such amount will be written off in the period that determination is made. No amounts related to the note receivable or accrued interest were written off during the three or six months ended December 31, 2012.

(12)	Subsequent Event

In January 2013, the Company completed its fourth share repurchase authorization. In February 2013, the Company announced that its Board of Directors authorized the repurchase of $200 million of the Company’s outstanding common stock. The Company plans to repurchase $200 million of shares of its common stock from time-to-time in open market purchases or privately negotiated purchases as determined by the Company’s management. The amount and timing of the stock repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading molecular diagnostic company dedicated to making a difference in patient’s lives through the discovery and commercialization of transformative tests which assess a person’s risk of developing disease, guide treatment decisions and assess risk of disease progression and recurrence. We believe in improving healthcare for patients by providing physicians with critical information to solve unmet medical needs. By understanding the underlying genetic basis of disease, we believe that individuals who have a greater risk of developing disease can be identified and physicians may be able to use this information to improve patient outcomes and better manage patient healthcare. In addition, by understanding the RNA expression levels of certain genes, we believe that we can improve patient healthcare by providing information on the aggressiveness of their disease. Further, we believe that the analysis of the expression of groups of proteins may provide a physician with life-saving information to guide treatment decisions for their patients with cancer and other major diseases.

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

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow and expand our existing products and markets. Second, we are developing our business internationally and have recently established operations in Europe. Finally, we intend to launch new transformative products across a diverse set of disease indications, complementing our current businesses in oncology, women’s health and urology.

Products and Services

We offer nine primary commercial molecular diagnostic tests, including six predictive medicine tests, two personalized medicine tests, and one prognostic medicine test. We market these tests through our own sales force of approximately 390 people in the United States. We have also established offices in France, Spain and Italy; laboratory operations and a sales and administrative office in Germany; and international headquarters in Switzerland. We market our BRACAnalysis®, COLARIS®, and COLARIS AP® products through our own European sales force, and as of December 31, 2012, we have entered into distributor agreements with organizations in select Latin American, European, Asian and African countries.

Our primary commercial molecular diagnostic tests include:

•	BRACAnalysis®, our predictive medicine test for hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine test for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine test for hereditary colorectal cancer;

•	MELARIS®, our predictive medicine test for hereditary melanoma;

•	PANEXIA™, our predictive medicine test for pancreatic cancer;

•	PREZEON®, our personalized medicine test to assess PTEN status for disease progression and drug response;

•	Prolaris®, our prognostic medicine test for prostate cancer

•	Theraguide® 5-FU, our personalized medicine test for chemotherapy toxicity to 5-FU; and

•

BRACAnalysis Large Rearrangement Technology, or BART, our predictive medicine test that provides a way to detect additional large genomic rearrangements in both the BRCA1 and BRCA2 genes. Based upon newly established clinical practice guidelines by NCCN, the National Comprehensive Cancer Network, that recommends BART for all hereditary breast and ovarian cancer patients, we have received increased testing requests from physicians and affected patients.

In December 2012, we made the decision to discontinue the offering of the OnDose product. In September 2008, we acquired a license to technology that assisted in the development of OnDose, a personalized medicine product that measured a patient’s exposure to 5-fluorouracil chemotherapy. We determined that the investment required to further commercialize OnDose would be difficult to justify and that it would be more appropriate to employ our resources on the other product candidates in our pipeline.

Through our wholly owned subsidiary, Myriad RBM, Inc., we provide biomarker discovery and companion diagnostic services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers. By analyzing the data generated from these tests, we attempt to discover biomarker patterns that indicate a particular disease or disorder with a high degree of accuracy or may be used to identify patients who would likely respond to a particular therapy. During the three months ended December 31, 2012 and 2011, we recognized companion diagnostic service revenue of $8.5 million and $5.2 million, respectively. During the six months ended December 31, 2012 and 2011, we recognized companion diagnostic service revenue of $14.7 million and $11.7 million, respectively. In addition to the companion diagnostic research revenue fees received from analyzing these samples, we also use this information to create and validate new biomarkers that can aid us in the development of novel molecular diagnostic tests that could aid a physician in making diagnostic and treatment decisions.

Use of Resources

During the three and six months ended December 31, 2012, we devoted substantially all of our resources to supporting our molecular diagnostic and companion diagnostic businesses, as well as to the research and development of future molecular and companion diagnostic opportunities. We also pursued in-licensing opportunities where we acquire rights to new products and technologies from third parties. We have three reportable operating segments—research, molecular diagnostics and companion diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

For the three and six months ended December 31, 2012, we had net income of $35.0 million and $65.2 million and diluted earnings per share of $0.42 and $0.78, compared to $28.3 million and $53.4 million and $0.33 and $0.62 per share in the same periods in the prior year. Net income and earnings per share results for the three and six months ended December 31, 2012 included income tax expense of $21.9 million and $41.6 million compared to $18.5 million and $35.2 million for the same periods in the prior year. As of December 31, 2012, we had an accumulated deficit of $4.3 million.

Recent Developments

Between May 2010 and January 2013, we repurchased $500 million of our outstanding common stock. In February 2013, we announced that our board of directors authorized us to repurchase an additional $200 million of our outstanding common stock. In connection with this fifth stock repurchase authorization; we have been authorized to repurchase shares through open market transactions, in each case to be executed at management’s discretion based on market conditions. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No significant changes to our accounting policies took place during the period. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Results of Operations for the Three Months Ended December 31, 2012 and 2011

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our companion diagnostic services. Total revenue for the three months ended December 31, 2012 was $149.1 million, compared to $122.8 million for the same three months in 2011. This 21% increase in revenue is primarily due to increased molecular diagnostic testing volume for our BRACAnalysis, Colaris and Colaris AP and other tests, a significant increase in BART testing, as well as a significant increase in companion diagnostic services due to increased research collaborations, as disclosed in the table below. We believe that our increased sales, marketing, and education efforts resulted in wider acceptance of our molecular diagnostic tests by the medical community and increased patient testing volumes. However, there can be no assurance that our revenue will continue to increase or remain at current levels.

Total revenue of our molecular diagnostic tests and companion diagnostic services as well as revenue by product as a percent of total revenue for the three months ended December 31, 2012 and 2011 were as follows:

	Three months ended December 31,		% Change	% of Total Revenue
(In thousands)	2012	2011		2012	2011
Molecular diagnostic testing revenues:
BRACAnalysis	$110,267	$101,410	9%	74%	83%
COLARIS & COLARIS AP	12,063	10,923	10%	8%	9%
BART	15,781	2,913	442%	11%	2%
Other	2,540	2,364	7%	2%	2%

Total molecular diagnostic testing revenues	140,651	117,610	20%

Companion diagnostic service revenues	8,489	5,201	63%	5%	4%

Total revenues	$149,140	$122,811	21%	100%	100%

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Oncology and women’s health revenues were 65% and 35% of total molecular diagnostic testing revenues, respectively, during the three months ended December 31, 2012. Sales of molecular diagnostic tests in each market for the three months ended December 31, 2012 and 2011 were as follows:

	Three months ended December 31,		% Change
(In thousands)	2012	2011
Molecular diagnostic testing revenues:
Oncology	$90,857	$78,422	16%
Women’s health	49,794	39,188	27%

Total molecular diagnostic testing revenues	$140,651	$117,610	20%

Certain prior period reclassifications to oncology and women’s health revenue have been made to conform to current period presentation.

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the three months ended December 31, 2012 was $15.6 million, compared to $12.8 million for the same three months in 2011. This increase of 21% in molecular diagnostic testing cost of revenue is due to an increase in testing volumes. Our costs of companion diagnostic services include similar items. Cost of companion diagnostic services for the three months ended December 31, 2012 was $4.3 million, compared to $3.3 million for the same three months in 2011. This 30% increase in companion diagnostic testing cost of revenue is primarily due to an increase in testing services. Many of the costs associated with the performance of our companion diagnostic services are fixed; consequently, gross margins will vary as we experience fluctuations in our companion diagnostic service revenue.

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

Our research and development expenses include costs incurred in maintaining and improving our current molecular diagnostic tests and costs incurred for the discovery, validation and development of our pipeline of molecular and companion diagnostic test candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the three months ended December 31, 2012 were $14.1 million compared to $10.2 million for same three months in 2011. This increase of 38% was primarily due to the following:

•	an increase of approximately $1.5 million due to the impairment of an intangible asset related to the OnDose product;

•	an increase of approximately $1.4 million in internal development activities and clinical studies to support our existing molecular diagnostic testing products;

•	an increase of approximately $0.6 million due to the internal development of future molecular diagnostic product candidates; and

•	an increase of approximately $0.4 million in internal development activities to support our companion diagnostic services business.

We expect that our research and development expenses will increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and companion diagnostic services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended December 31, 2012 were $59.6 million, compared to $51.0 million for the same three months in 2011. The increase in selling, general and administrative expense of 17% was due primarily to support the 21% increase in revenue and include:

•	an increase in sales and marketing expense of approximately $4.7 million due to various marketing initiatives, added headcount and increased sales commissions;

•	an increase of approximately $1.5 million in international administrative costs from our European operations;

•	an increase of approximately $1.1 million in bad debt expense;

•	an increase of approximately $0.9 million in other general administrative expenses;

•	an increase in share-based compensation expense of approximately $0.3 million; and

•	an increase of $0.1 million of Myriad RBM administrative costs.

We expect that our selling, general and administrative expenses will continue to fluctuate from quarter to quarter and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic and companion diagnostic launches, our efforts in support of our existing molecular diagnostic tests and companion diagnostic services as well as our continued international expansion efforts.

Other Income (Expense)

Interest income was $1.4 million for both the three months ended December 31, 2012 and December 31, 2011. Interest income consists primarily of interest income recorded from the note receivable from Crescendo Bioscience, Inc., or Crescendo.

Income Tax Provision

Income tax expense for the three months ended December 31, 2012 was $21.9 million, for an effective income tax rate of approximately 39%, compared to income tax expense of $18.5 million or a 40% effective income tax rate in the same period in 2011. Income tax expense for the three months ended December 31, 2012 is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2013 adjusted by discrete items recognized during the period. Our annual effective tax rate is a product of the U.S. federal statutory rate of 35%, a blended state income tax rate of 3% and a 1% impact from recognition of permanent differences. The effective rate is primarily impacted by timing differences related to the recognition of permanent differences due to the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Results of Operations for the Six Months Ended December 31, 2012 and 2011

Revenue

Total revenue for the six months ended December 31, 2012 was $282.6 million, compared to $233.3 million for the same six months in 2011. This 21% increase is primarily due to increased molecular diagnostic testing volume for our BRACAnalysis, Colaris and Colaris AP, BART and other tests, as well as an increase in companion diagnostic testing revenues as a result of increased research collaborations, as disclosed in the table below.

Total revenue of our molecular diagnostic tests and companion diagnostic services for the six months ended December 31, 2012 and 2011 were as follows:

	Six months ended December 31,		% Change	% of Total Revenue
(In thousands)	2012	2011		2012	2011
Molecular diagnostic testing revenues:
BRACAnalysis	$215,239	$190,895	13%	76%	82%
COLARIS & COLARIS AP	24,143	20,547	18%	9%	9%
BART	23,404	5,557	321%	8%	2%
Other	5,133	4,580	12%	2%	2%

Total molecular diagnostic testing revenues	267,919	221,579	21%

Companion diagnostic service revenues	14,658	11,684	25%	5%	5%

Total revenues	$282,577	$233,263	21%	100%	100%

Oncology and women’s health revenues were 65% and 35% of total molecular diagnostic testing revenues, respectively, during the six months ended December 31, 2012. Sales of molecular diagnostic tests in each market for the six months ended December 31, 2012 and 2011 were as follows:

(In thousands)	Six months ended December 31,		% Change
	2012	2011
Molecular diagnostic testing revenues:
Oncology	$174,232	$151,716	15%
Women’s health	93,687	69,863	34%

Total molecular diagnostic testing revenues	$267,919	$221,579	21%

Certain prior period reclassifications to oncology and women’s health revenue have been made to conform to current period presentation.

Costs and Expenses

Cost of molecular diagnostic testing revenue for the six months ended December 31, 2012 was $29.5 million, compared to $24.1 million for the same six months in 2011. This increase of 22% in molecular diagnostic testing cost of revenue is primarily due to an increase in testing volumes. Cost of companion diagnostic services was $7.7 million for the six months ended December 31, 2012, compared to $6.4 for the same six months in 2011. This 21% increase in companion diagnostic services cost of revenue is primarily due to an increase in testing services.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the six months ended December 31, 2012 were $25.5 million compared to $18.7 million for same six months in 2011. This increase of 36% was primarily due to the following:

•	an increase of approximately $1.7 million due to the internal development of future molecular diagnostic product candidates;

•	an increase of approximately $1.7 million in internal development activities and clinical studies to support our existing molecular diagnostic testing products;

•	an increase of approximately $1.5 million related to the impairment of an intangible asset for the license agreement related to the OnDose product;

•	an increase of approximately $1.1 million in internal development activities to support our companion diagnostic services business: and

•	an increase of approximately $0.8 million for the acquisition of new products and licenses.

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the six months ended December 31, 2012 were $115.7 million, compared to $97.1 million for the same six months in 2011. The increase in selling, general and administrative expense of 19% was due primarily to support the 21% increase in revenue and include:

•	an increase in sales and marketing expense of approximately $12.7 million due to various marketing initiatives, added headcount and increased sales commissions;

•	an increase of approximately $4.0 million in bad debt expense;

•	an increase of approximately $2.1 million in international administrative costs from our European operations;

•	an increase in share-based compensation expense of approximately $0.5 million;

•	a decrease of $0.5 million in other general administrative cost; and

•	a decrease of $0.2 million of Myriad RBM administrative costs.

Other Income (Expense)

Interest income for the six months ended December 31, 2012 was $2.8 million, compared to $1.9 million for the same six months in 2011, an increase of 48%. The increase was due primarily to interest income recorded from the note receivable from Crescendo.

Income Tax Provision

Income tax expense for the six months ended December 31, 2012 was $41.6 million, for an effective income tax rate of approximately 39%, compared to income tax expense of $35.2 million or a 40% effective income tax rate in the same period in 2011. Income tax expense for the six months ended December 31, 2012 is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2013 adjusted by discrete items recognized during the period. Our annual effective tax rate is a product of the U.S. federal statutory rate of 35%, a blended state income tax rate of 3% and a 1% impact from recognition of permanent differences. The effective rate is primarily impacted by timing differences related to the recognition of permanent differences due to the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $14.0 million, or 3%, to $468.2 million at December 31, 2012 from $454.2 million at June 30, 2012. This increase was attributable to increased collections from higher sales, partially offset by operating expenses and purchasing $79.9 million of our common stock under our share repurchase program.

Net cash provided by operating activities was $73.5 million during the six months ended December 31, 2012, compared to $59.4 million during the same six months in 2011. Our net income was reduced by non-cash charges in the form of share-based compensation, intangible asset impairment and depreciation and amortization, which totaled $13.7 million and $4.5 million, respectively, during the six months ended December 31, 2012. In addition, operating cash was reduced by an increase of $29.9 million in trade accounts receivable due to an increase in sales as well as an increase in day’s sales outstanding due to certain contract negotiations.

Our investing activities used cash of $39.0 million during the six months ended December 31, 2012 and provided cash of $13.1 million during the same six months in 2011. Investing activities were comprised primarily of purchases and sales and maturities of marketable investment securities. Capital expenditures for equipment and facilities for the six months ended December 31, 2012 were $7.0 million.

Financing activities used cash of $52.4 million during the six months ended December 31, 2012 and used cash of $16.3 million in the same six months in 2011. Cash utilized in financing activities during the six months ended December 31, 2012 was primarily due to the purchase of $79.9 million of our common stock through our share repurchase programs, partially offset by $23.9 million from cash provided primarily by the exercise of stock options.

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

There have been no material changes in our market risk during the three and six months ended December 31, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which is incorporated by reference herein.

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

We are a defendant in a lawsuit brought by the Association for Molecular Pathology, et al., the Plaintiffs, originally filed on May 12, 2009 in the United States District Court for the Southern District of New York (the “District Court”) seeking a declaratory ruling that 15 claims of seven patents relating to the BRCA1 and BRCA2 genes are invalid and unenforceable under 35 U.S.C. Section 101. The District Court ruled that all 15 claims were invalid; however, on appeal, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) ruled that the nine composition of matter claims relating to isolated DNA molecules and one method claim relating to screening potential cancer therapeutics via changes in cell growth rates are patent eligible. The Federal Circuit upheld the decision of the District Court that the five method claims relating to comparing or analyzing DNA sequences are patent ineligible. The Plaintiffs appealed the decision of the Federal Circuit to the United States Supreme Court (the “Supreme Court”) as it related to the composition of matter claims. The Supreme Court vacated the Federal Circuit’s decision and remanded the case for a redetermination as to the composition of matter claims. Following remand from the Supreme Court, on August 16, 2012, the Federal Circuit again ruled that the nine composition of matter claims relating to isolated DNA molecules and one method claim relating to screening potential cancer therapeutics via changes in cell growth rates are patent eligible under 35 U.S.C. Section 101. The Plaintiffs again sought review by the Supreme Court of the Federal Circuit’s decision on remand. On November 30, 2012, the Supreme Court granted certiorari, agreeing to hear the case; however, the Supreme Court is limiting its review to the composition of matter claims relating to isolated DNA molecules. A decision by the Supreme Court is expected by June 30, 2013.

Apart from the 15 claims being challenged in this lawsuit, there are over 500 separate claims under 24 patents, and various propriety technologies and information, which cover the intellectual property utilized in, or relating to, our BRCAnalysis predictive medicine test for breast and ovarian cancer which are not subject to this lawsuit. Accordingly, we do not believe that this lawsuit will have a material adverse impact on our business, financial position or results of operations.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In connection with our most recent stock repurchase authorization for $200 million, which was approved in August 2011, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on market conditions. There is no specified term or expiration date for this program. As of the date of this report, we have not entered into an accelerated share repurchase agreement under our most recent stock repurchase program.

The details of the activity under our stock repurchase program during the fiscal quarter ended December 31, 2012, were as follows:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	81,925	$25.69	81,925	$51,346,048
November 1, 2012 to November 30, 2012	34,900	$28.58	34,900	50,348,072
December 1, 2012 to December 31, 2012	1,114,298	$27.44	1,114,298	19,767,185

Total	1,231,123		1,231,123	$19,767,185

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1$	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (previously filed as Exhibit 10.1 to the Current Report on Form 8-K on December 7, 2012 (File No. 0-26642) and incorporated herein by reference).

10.2$	Myriad Genetics, Inc. 2012 Employee Stock Purchase Plan (previously filed as Exhibit 10.2 to the Current Report on Form 8-K on December 7, 2012 (File No. 0-26642) and incorporated herein by reference).

10.3$	Myriad Genetics, Inc. 2013 Executive Incentive Plan (previously filed as Exhibit 10.3 to the Current Report on Form 8-K on December 7, 2012 (File No. 0-26642) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

$	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 6, 2013	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: February 6, 2013	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)