Form 10-K
period 2013-06-30
MYRIAD GENETICS INC
filed 2013-08-14
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,209,171,779.

As of August 1, 2013 the registrant had 80,446,692 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 2013.

“We,” “us,” “Myriad” and the “Company” as used in this Annual Report on Form 10-K refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.

“Myriad,” BRACAnalysis, COLARIS, COLARIS AP, MELARIS, PANEXIA, PREZEON, TheraGuide, Prolaris, TruCulture, DiscoveryMAP and RodentMap are registered trademarks or trademarks of Myriad.

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

We offer nine commercial molecular diagnostic tests, including six predictive medicine tests, two personalized medicine tests, and one prognostic medicine test. We market these tests through our own sales force of approximately 400 people in the United States. We also market our BRACAnalysis, COLARIS, COLARIS AP, and Prolaris tests through our own European sales force and have entered into marketing collaborations and distributor agreements with other organizations in selected Latin American, European, Asian and African countries. We also generate revenue by providing companion diagnostic services to the pharmaceutical and biotechnology industries and medical research institutions utilizing our multiplexed immunoassay technology. Total revenue was $613.2 million for the year ended June 30, 2013, an increase of 24% over the prior fiscal year.

During the fiscal year ended June 30, 2013, we devoted our resources to supporting (i) our predictive medicine, personalized medicine and prognostic medicine tests, (ii) our companion diagnostic business, and (iii) our research and development efforts on future molecular diagnostic candidate tests. For the year ended June 30, 2013, we had net income of $147.1 million. For the years ended June 30, 2013, 2012 and 2011, we had research and development expense of $53.7 million, $42.6 million and $27.8 million, respectively. Additional financial information about our three reportable segments is included in Note 10 to our audited financial statements for the fiscal year ended June 30, 2013 included with this Annual Report.

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

•

Acquire promising biomarkers from other organizations. We intend to continue to take advantage of in-licensing or acquisition opportunities to augment our in-house tests development programs. For example, in September 2011, we obtained a three-year exclusive option to acquire Crescendo Bioscience, Inc., a company that is developing and marketing molecular diagnostic tests for patients suffering from autoimmune disorders, including rheumatoid arthritis, as described further in Note 13 to our financial statements for the fiscal year ended June 30, 2013 included in this Annual Report. We recognize that we cannot meet all of our research discovery goals internally and can benefit from the research performed by other organizations. We hope to leverage our financial strength, product development expertise, and sales and marketing presence to acquire new product opportunities in molecular diagnostic areas of focus.

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

•

Expand our molecular diagnostic business internationally. We believe that the market for our molecular diagnostic products in the major market countries in Europe, Latin America and Asia represents an attractive commercial opportunity. We have established sales offices in Canada, France, Spain, United Kingdom, Germany, Switzerland and Italy; laboratory operations in Germany; and international headquarters in Switzerland. We believe that our predictive medicine, personalized medicine, prognostic medicine and companion diagnostic products would benefit patients world-wide by assisting physicians in guiding their health care decisions. Our strategy is to continue to focus primarily on Europe and then expand to Latin America and Asia.

Molecular Diagnostic Tests

Our molecular diagnostic tests are designed to analyze genes, their mutations, expression levels and proteins to assess an individual’s risk for developing disease later in life, determine a patient’s likelihood of responding to a particular drug, and assess a patient’s risk of disease progression and disease recurrence. Armed with this valuable information, physicians may be able to more effectively manage their patient’s healthcare to prevent or delay the onset of disease and ensure that patients receive the most appropriate treatment for their disease.

We offer nine primary commercial molecular diagnostic tests. Our current commercial molecular diagnostic tests are:

•

BRACAnalysis ®: predictive medicine test for hereditary breast and ovarian cancer. Our BRACAnalysis test is an analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk of developing hereditary breast and ovarian cancer. A woman who tests positive for a deleterious mutation with the BRACAnalysis test has up to an 87% risk of developing breast cancer and up to a 44% risk of developing ovarian cancer by age 70. As published in the Journal of the National Cancer Institute, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast cancer can reduce their risk by approximately 50% with appropriate preventive therapies. Additionally, as published in the New England Journal of Medicine, researchers have shown that pre-symptomatic individuals who carry gene mutations can lower their risk of developing ovarian cancer by approximately 60% with appropriate preventive therapies. Additionally, BRACAnalysis may be used to assist patients already diagnosed with breast or ovarian cancer and their physicians in determining the most appropriate therapeutic interventions to address their disease.

According to the American Cancer Society, in 2013 there will be approximately 255,000 women in the United States diagnosed with breast cancer or ovarian cancer. The test is currently priced at $3,340 and is covered by all major managed care organizations, or MCOs, and health insurance providers in the United States. We own or have exclusive rights to 24 U.S. patents covering BRACAnalysis testing. BRACAnalysis accounted for 75.1% of our total revenue during the year ended June 30, 2013.

•

BART ® (BRACAnalysis Large Rearrangement Test): predictive medicine test for hereditary breast and ovarian cancer. Our BART test is a predictive medicine test for detecting large genomic rearrangements in the genes involved in hereditary breast and ovarian cancer patients.

As published in the journal Cancer, researchers have shown that up to 10% of hereditary breast and ovarian cancer susceptibility is due to large rearrangement mutations that can’t be detected using conventional sequencing technology. BART may be used to identify these mutation carriers. The test is currently priced at $700 and is covered by all major MCOs and health insurance providers in the United States. We own seven U.S. patents covering BART testing. BART accounted for 9.6% of our total revenue during the year ended June 30, 2013.

•

COLARIS ®: predictive medicine test for hereditary colorectal cancer and uterine cancer. Our COLARIS test is an analysis of the MLH1, MSH2, MSH6, PMS2, EPCAM and MYH genes for assessing a person’s risk of developing colorectal cancer or uterine cancer. Individuals who carry a deleterious mutation in one of the colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have up to a 71% lifetime chance of developing uterine cancer. Highly effective preventive measures for colon cancer include colonoscopy and the removal of precancerous polyps and for uterine cancer includes hysterectomy. Through proper application of screening and polyp removal, colon cancer is a preventable disease.

According to the American Cancer Society, approximately 192,000 new cases of colorectal or uterine cancer will be diagnosed in 2013. According to the American Society of Clinical Oncologists, familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases. The test is currently priced at $4,480 and is covered by all major MCOs and health insurance providers in the United States. We own or have non-exclusive licensed rights to eight U.S. patents covering COLARIS testing.

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

COLARIS and COLARIS AP accounted for 8.5% or our total revenue during the year ended June 30, 2013.

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

According to the American Cancer Society, approximately 77,000 new cases of melanoma will be diagnosed in the United States in 2013. Melanoma is lethal within five years in 86% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. The MELARIS test is currently priced at $900 and is covered by most major MCOs and health insurance providers in the United States. We own or have license rights to five U.S. patents covering MELARIS testing.

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

According to the American Cancer Society, pancreatic cancer is estimated to affect approximately 45,000 men and women in the United States in 2013. Pancreatic cancer generally has a very poor prognosis for most patients because it is usually detected at a late stage after the cancer has already metastasized to other parts of the body. The PANEXIA test is currently priced at $3,025. We own or have exclusive patent rights to ten U.S. patent applications covering PANEXIA testing.

•

PREZEON®: personalized and prognostic medicine test for cancer. Our PREZEON test is an immunohistochemistry test that analyzes the PTEN gene and assesses loss of PTEN function in many cancer types. The PTEN gene is one of the most important tumor suppressor genes and its loss of function is associated with more aggressive disease progression and poorer survival. The PTEN gene plays a role in the disease progression of all four of the major cancers—breast, prostate, colon, and lung cancer. The PTEN gene also plays a critical role in cell signaling pathways that are the target of a number of cancer drugs such as EGFR, mTOR and PIK3CA inhibitors. Analysis of PTEN function may help oncologists in identifying patients who may not respond to these classes of cancer drugs.

According to the American Cancer Society, approximately 844,000 new cases of these cancers will be diagnosed this year. The PREZEON test is currently priced at $500. We own or have exclusive patent rights to six U.S. patents covering PREZEON testing.

•

Prolaris®: prognostic medicine test for prostate cancer. Our Prolaris test is a 46-gene molecular diagnostic assay that assesses whether a patient is likely to have a slow growing, indolent form of prostate cancer that can be safely monitored through active surveillance, or a more aggressive form of the disease that would warrant aggressive intervention such as a radical prostatectomy or radiation therapy. The Prolaris test was developed to meet this significant need to improve physicians’ ability to predict disease outcome and to thereby optimize treatment. The Prolaris test is based on the understanding of cell division and tumor growth and provides rigorous, quantitative measures of the expression levels of multiple genes related to progression of the cell cycle. As published in the British Journal of Cancer, researchers analyzed the Prolaris test scores of 352 men with prostate cancer who were managed through active surveillance and the Prolaris test was the strongest predictor of prostate cancer death and was highly statistically significant (p = 1.4 x 10-10). The Prolaris test outperformed both the Gleason and PSA score in this study.

According to the American Cancer Society, in the United States approximately 239,000 men are expected to be diagnosed with prostate cancer this year. The Prolaris test is currently priced at $3,400. We own or have exclusive patent rights to four U.S. patent applications covering Prolaris testing.

•

TheraGuide® 5-FU: personalized medicine test for drug toxicity. Our TheraGuide 5-FU test analyzes mutations in the DPYD gene and variations in the TYMS gene to assess patient risk of toxicity to 5-FU (fluorouracil) anti-cancer drug therapy. Cancer patients who test positive for a deleterious mutation in the DPYD gene and variations in the TYMS gene have an increased risk of suffering toxicity from 5-FU chemotherapy and up to 20% of patients will experience medically significant toxicity issues (grade 3 or 4 toxicity). These patients should be considered for either a reduced dose of 5-FU or other chemotherapy regimens. 5-FU is widely prescribed for the treatment of colorectal cancer, metastatic breast cancer, skin cancer, and head and neck cancers.

According to IMS prescription data, there are approximately 425,000 prescriptions written for patients who receive 5-FU therapy each year in the United States. The TheraGuide 5-FU test is currently priced at $1,175 and is covered by many MCOs and health insurance providers in the United States. We own or have exclusive rights to two U.S. patent applications covering TheraGuide 5-FU testing.

We plan to launch three new molecular diagnostic tests in fiscal year 2014. These planned new diagnostic tests include:

•

myRisk Hereditary Cancer™: predictive medicine test for hereditary cancer. Our myRisk Hereditary Cancer test represents the next generation of our existing hereditary cancer franchise and will eventually replace our current predictive medicine test offerings (BRACAnalysis, Colaris, Colaris AP, Melaris, and Panexia) with a single comprehensive test. myRisk Hereditary Cancer is designed to determine a patient’s hereditary cancer risk for breast cancer, ovarian cancer, colon cancer, endometrial cancer, melanoma, and pancreatic cancer. The test analyzes 25 separate genes to look for deleterious mutations which would put a patient at a substantially higher risk than the general population for developing one or more of the above six cancers. All 25 genes in the panel are well documented in clinical literature for the role they play in hereditary cancer and have actionable clinical interventions for the patient to lower disease risk or risk of cancer recurrence.

Based on current American Cancer Society data, in the United States there are over 600,000 new cancer diagnoses in the six cancers covered by myRisk Hereditary Cancer every year. myRisk Hereditary Cancer will have a list price between $4,000 and $4,500. We own or have exclusive license rights to 54 issued U.S. patents and 4 pending U.S. patent applications relating to myRisk Hereditary Cancer testing.

•

myPath Melanoma™: diagnostic test for the identification of melanoma. Our myPath Melanoma test is a gene expression based profile that is performed on biopsy tissue for the purpose of aiding a dermatopathologist in the diagnosis of melanoma. Every year in the United States, there are approximately two million skin biopsies performed specifically for the diagnosis of melanoma. Approximately fourteen percent of these biopsies are indeterminate where a dermatopathologist cannot make a definitive call of whether the biopsy is benign or malignant. Outcomes for patients are poor if melanoma is not caught in early stages with five year survival rates dropping from 95% for stage 1 cancer to less than 20% for stage 4 cancer based upon data from the American Cancer Society. We believe myPath Melanoma may provide an accurate tool to assist physicians in correctly diagnosing indeterminate skin lesions.

There are approximately 280,000 indeterminate diagnosis of melanoma every year. The pricing for myPath Melanoma has not yet been determined. We own or have exclusive license rights to one U.S. patent applications relating to myPath Melanoma testing.

•

myPlan Lung Cancer™: prognostic medicine test for lung cancer. Our myPlan Lung Cancer test is a gene expression based profile that may aid a physician in making a determination as to the aggressiveness of a patient’s lung cancer and based upon this determination more accurately guide patient therapy. Most early stage lung cancer patients do not see added benefit from chemotherapy. In a clinical study presented at the American Society of Clinical Oncology Meeting in 2012, 27% of patients with a myPlan Lung Cancer low-risk score died of lung cancer within five years of diagnosis compared to 89% of the patients with a high-risk score. We believe this test may be clinically applicable in the approximately 30,000 new lung cancer diagnoses every year that are early stage lung cancer.

The pricing for myPlan Lung Cancer has not yet been determined. We own or have exclusive license rights to two U.S. patent applications relating to myPlan Lung Cancer testing.

Companion Diagnostic Services and Other Revenue

On May 31, 2011, we completed the acquisition of the privately-held molecular diagnostic company, Rules-Based Medicine, Inc. of Austin, Texas, for a cash purchase price of approximately $80.0 million. As of June 30, 2013, Rules-Based Medicine is operating as a wholly-owned subsidiary of Myriad under the name of Myriad RBM, Inc. or “Myriad RBM”. The acquisition expanded our test pipeline into new disease states, including neuroscience disorders, infectious diseases and inflammatory diseases. We believe that the tests being developed by Myriad RBM will complement the tests that we are developing using our strong research capabilities in nucleic acid (DNA and RNA) analysis with proprietary multiplex immunoassay (protein) technology. Myriad RBM has strategic collaborations with over 20 major pharmaceutical and biotechnology companies, which coupled with our industry-leading position in PARP inhibitor and PI3K inhibitor companion diagnostics, creates a leading franchise in companion diagnostics. In addition, our acquisition of Myriad RBM provides us with access to samples from additional patient cohorts for new molecular diagnostic test development and clinical validation activities.

Through Myriad RBM, we provide biomarker discovery and companion diagnostic services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers. By analyzing the data generated from these tests, we attempt to discover biomarker patterns that indicate a particular disease or disorder with a high degree of accuracy. During the year ended June 30, 2013, Myriad RBM generated $30.8 million in revenue from providing its companion diagnostic services. In addition to the fees received from analyzing these samples, we also use this information to create and validate potential diagnostic test panels that can aid us in the development of potential new molecular diagnostic tests that could aid a physician in making diagnostic and treatment decisions.

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

Importantly, the data generated through our companion diagnostic services business can provide new insights into biological systems and enable us to generate potential new molecular diagnostic tests. Under the terms of the agreements with many of our collaborators, we retain the rights to the companion diagnostic products. We have licensed rights to the Luminex platform used in our MAP testing services.

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

Patents and Proprietary Rights

We own or have license rights to 234 issued patents as well as numerous patent applications in the United States and foreign countries. These patents and patent applications cover a variety of subject matter including, diagnostic biomarkers, genes, proteins, gene expression signatures, antibodies, primers, probes, assays, disease-associated genetic mutations and single-nucleotide polymorphisms, methods for determining genetic predisposition, methods for disease diagnosis, methods for determining disease progression, methods for correlation claims, and methods for disease treatment, and general molecular diagnostic techniques.

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

BRACAnalysis. We own or have exclusive license rights to over 500 claims in 24 issued U.S. patents relating to BRACAnalysis testing. These U.S. patents have terms that are expected to expire commencing in 2014, with the last patent expected to expire in 2029. These patents contain multiple claims, including claims relating to compositions of matter on synthetic BRCA1 and BRCA2 nucleic acids, probes and primers, methods of detecting genetic mutations in the BRCA1 and BRCA2 genes and the use thereof for diagnosing predisposition to breast or ovarian cancer, and general molecular diagnostic technology relating to BRACAnalysis testing.

BART. We own or have exclusive license rights to seven issued U.S. patents relating to BART testing. These U.S. patents have terms that are expected to expire commencing in 2015, with the last patent expected to expire in 2025. These patents contain multiple claims, including but not limited to claims relating to composition of matter on synthetic BRAC1 and BRCA2 nucleic acids, composition of matter on probes and primers, methods of detecting genomic rearrangements and methods of determining BRCA1 and BRCA2 related predisposition to cancer.

COLARIS. We own or have exclusive or non-exclusive license rights to 19 issued U.S. patents relating to COLARIS testing. These U.S. patents have terms that are expected to expire commencing in 2013, with the last patent expected to expire in 2023. These patents contain multiple claims, including but not limited to claims relating to MLH1, MSH2, PMS2 and MYH compositions of matter on synthetic MLH1, MSH2, PMS2 and MYH nucleic acids, methods of detecting mutations in the MLH1, MSH2 and MYH genes, methods for determining MLH1-, MSH2-, PMS2-, and MYH- related predisposition to cancer, such as Lynch Syndrome cancers, and general molecular diagnostic technology applicable to COLARIS testing.

COLARIS AP. We own or have exclusive license rights to 11 issued U.S. patents relating to COLARIS AP testing. These U.S. patents have terms that are expected to expire commencing in 2017, with the last patent expected to expire in 2026. These patents contain multiple claims, including claims relating to compositions of matter on synthetic MYH nucleic acids, methods of detecting MYH mutations and methods of detecting a predisposition to colorectal cancer using MYH, and general molecular diagnostic technology applicable to COLARIS AP testing.

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

PREZEON. We have exclusive license rights to six issued U.S. patents relating to PREZEON testing. These U.S. patents have terms that are expected to expire commencing in 2017, with the last patent expected to expire in 2018. These patents contain multiple claims, including but not limited to claims relating to PTEN compositions of matter on antibodies, methods of detecting PTEN expression and PTEN mutations, and methods of detecting cancer or a predisposition to cancer using PTEN, and methods of guiding therapeutic treatment decisions based on PTEN status.

Prolaris. We own or have exclusive license rights to six U.S. patent applications relating to Prolaris testing. Subject to applicable extensions, we anticipate that the expiration dates of these patent applications, if issued, will commence in 2030. These patent applications disclose varied subject matter, including but not limited to compositions of matter claims on gene expression signatures and methods of determining aggressiveness of prostate cancer and the likelihood of progression risk of recurrence of prostate cancer based on gene expression signatures.

TheraGuide 5-FU. We own one U.S. patent and one U.S. patent application relating to TheraGuide 5-FU testing. The patent will expire in 2023. Subject to applicable extensions, we anticipate that the expiration date of the U.S. patent applications, if issued, will commence in 2027. The patent and application disclose varied subject matter, including but not limited to subject matter relating to compositions of matter on synthetic DPYD nucleic acids containing specific mutations, diagnostic methods relating to DPYD mutations, and general molecular diagnostic technology applicable to TheraGuide 5-FU.

TruCulture. We have exclusive license rights to commercialize technology covered by one issued U.S. patent for our TruCulture product. This U.S. patent is expected to expire in 2019. This patent contains multiple claims, including but not limited to claims relating to methods and kits for determining the immune defense activity of blood.

myRisk Hereditary Cancer. We own or have exclusive license rights to 54 issued U.S. patents and 4 pending U.S. patent applications relating to myRisk Hereditary CancerTM testing. Subject to applicable extensions, we anticipate that the expiration dates of these patents will commence in 2014, with the last patent, if issued from the currently pending applications, expected to expire in 2029. These patents and patent applications disclose and claim varied subject matter, including claims relating to compositions of matter on synthetic nucleic acids, probes and primers, methods of detecting genetic mutations in the 25 genes that comprise the test (individually and in numerous combinations) and the use thereof for diagnosing predisposition to various cancers, and general molecular diagnostic technology relating to myRisk Hereditary.

myPath Melanoma. We own or have exclusive license rights to one U.S. patent applications relating to myPath Melanoma™ testing. Subject to applicable extensions, we anticipate that the expiration date of this patent application, if issued, will commence in 2027. This patent application discloses varied subject matter, including but not limited to compositions of matter claims on gene expression signatures and methods of detecting melanoma, methods of determining aggressiveness, likelihood of progression, risk of recurrence and optimal therapy based on gene expression signatures.

myPlan Lung Cancer. We own or have exclusive license rights to two U.S. patent applications relating to myPlan Lung Cancer™ testing. Subject to applicable extensions, we anticipate that the expiration dates of these patent applications, if issued, will commence in 2032. These patent applications disclose varied subject matter, including but not limited to compositions of matter claims on gene expression signatures and methods of determining cancer aggressiveness, likelihood of progression, risk of recurrence and optimal therapy for lung cancer based on gene expression signatures.

We intend to seek patent protection in the United States and major foreign jurisdictions for synthetic nucleic acids, proteins, antibodies, biomarker signatures, assays, probes, primers, technologies, methods, processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. However, any patents issued to us or our licensors may not afford meaningful protection for our products or technology or may be subsequently circumvented, invalidated or narrowed or found unenforceable such as was the case in our recent Supreme Court case discussed in Item 3, Legal Proceedings. Any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, others may obtain patents having claims which cover aspects of our tests or processes which are necessary for or useful to the development, use or performance of our diagnostic products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of our molecular diagnostic tests could be limited or prohibited.

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

In October 1991, we entered into a license agreement with the University of Utah Research Foundation (the ‘University”), for the exclusive rights to utilize certain intellectual property rights of the University, including issued patents that relate to the BRCA1 gene, on a world-wide basis. Under this license agreement we pay the University a royalty based on net sales of our BRACAnalysis test. This license agreement ends on the last to expire patent covered by the license agreement which presently is not anticipated to expire until April 2015. The University has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

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

In April 2000, we entered into a license agreement with Dana-Farber Cancer Institute, Inc., Oregon Health Sciences University, University of Vermont and State Agricultural College and Yale University (collectively the “COLARIS Licensors”) for the non-exclusive rights to utilize certain intellectual property rights of the COLARIS Licensors, including issued patents that relate to the MLH1, MLH2 and PMS2 genes, on a world-wide basis. Under this license agreement we pay the COLARIS Licensors a royalty based on net sales of our COLARIS test. This license agreement ends on the expiration date of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until October 2023. The COLARIS Licensors have the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

In April 2000, we entered into a license agreement with Genzyme Corporation (“Genzyme”) for the non-exclusive rights to utilize certain intellectual property rights of Genzyme, including issued patents that relate to the MSH2 gene, on a world-wide basis. Under this license agreement we pay Genzyme a royalty based on net sales of our COLARIS test. This license agreement ends, on a country by country basis, on the expiration date of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until

October 2023. Either party has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

In March 2004 and June 2007, we entered into separate license agreements with the University of Wales and Human Genome Sciences, Inc. (“HGSI”) respectively (collectively referred to as the “COLARIS AP Licensors”) for the exclusive rights to certain intellectual property rights of the respective licensors, including issued patents that relate to the MYH gene, on a world-wide basis. Under these license agreements we pay each of the COLARIS AP Licensors a royalty based on net sales of our COLARIS and COLARIS AP tests. Each of these license agreements ends on the expiration date of the last to expire patent covered by the respective license agreements which presently is not anticipated to expire until February of 2018 for the HGSI license and April 2023 for the University of Wales license. The COLARIS AP Licensors have the right to terminate the license agreements for the uncured breach of any material term of the license agreements. On July 1, 2013 and July 19, 2013 respectively, all rights of University of Wales and HGSI related to the MYH gene were assigned to Myriad.

In October 2009, we entered into a license agreement with Johns Hopkins University for the exclusive right to utilize certain intellectual property rights of Johns Hopkins, including patent applications that relate to the PALB2 gene, on a world-wide basis. Under this license agreement we pay John Hopkins University a royalty based on net sales of our PANEXIA test. This license agreement ends on the expiration date of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until March 2030. Johns Hopkins University has the right to terminate the license agreement for the uncured breach of any material term of the license agreements.

Competition

Competition is intense in our existing and potential markets. Our competitors in the United States and abroad are numerous and include, other molecular diagnostic companies, diagnostic reference laboratories, large multi-national healthcare companies, and universities and other research institutions. For instance, some laboratories provide a test intended to predict the cancer’s aggressiveness among patients with prostate cancer and other laboratories provide hereditary cancer testing for melanoma, colorectal and uterine cancer. Some of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We expect competition to intensify in our current fields as technical advances occur and become more widely known. For example, following our Supreme Court case discussed in Item 3, Legal Proceedings, Ambry Genetics Corporation and Gene By Gene commenced offering certain clinical diagnostic testing for hereditary breast and ovarian cancer that compete with our BRACAnalysis testing and future molecular diagnostic testing we plan to launch. We anticipate that others may also launch their own molecular diagnostic tests which may compete with our testing products and services.

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

Governmental Regulation

The services that we provide are regulated by federal, state and foreign governmental authorities. Failure to comply with the applicable laws and regulations can subject us to repayment of amounts previously paid to us, significant civil and criminal penalties, loss of licensure, certification, or accreditation, or exclusion from government health care programs. The significant areas of regulation are summarized below.

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

As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services, or CMS, a CMS agent (typically a state agency), or, if the laboratory holds a CLIA Certificate of Accreditation, a CMS-approved accreditation organization. Our laboratories are accredited by the College of American Pathologists, or CAP, which is a CMS-approved accreditation organization. Those laboratories must comply with all CLIA requirements as well as with any additional requirements imposed by CAP.

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

Food and Drug Administration

Although the Food and Drug Administration (FDA) has consistently claimed that it has the authority to regulate laboratory-developed tests, or LDTs, that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. Nevertheless, the FDA indicated that it is reviewing the regulatory requirements that apply to LDTs. In July 2010, the FDA held a two-day public meeting to obtain input from stakeholders on how it should apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs, including genetic tests. However, the FDA has not yet issued the promised additional guidance but may do so in the future. Before any draft or final guidance is issued, however, the FDA will be required to provide Congress at least sixty days prior notice in accordance with the requirements of the Food and Drug Administration Safety and Innovation Act, or FDASIA. The notice must include anticipated details of the action. FDASIA was signed into law on July 9, 2012, and the notice requirement will sunset five years thereafter.

The FDA issued a Draft Guidance for Industry and Food and Drug Administrative Staff on In-Vitro Companion Diagnostic Devices on July 14, 2011, which, if finalized, is intended to assist companies developing in vitro companion diagnostics and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined an in-vitro companion diagnostic device, or IVD Companion Diagnostic Device, as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. This definition is much narrower than the commonly used term “companion diagnostic,” which refers generally to tests that may be useful, but are not necessarily a determining factor in the safe and effective use of the therapeutic product. The FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD Companion Diagnostic Device in its therapeutic product development plan. The sponsor of the therapeutic product can decide to develop its own IVD Companion Diagnostic Device, partner with a diagnostic device sponsor to develop the appropriate IVD Companion Diagnostic Device, or explore modification of an existing IVD diagnostic device (its own or another sponsor’s) to accommodate the appropriate intended use. The FDA has approved a number of drug/diagnostic device companions in accordance with the Draft Guidance. However, this guidance may not apply to the LDTs that are used as companion diagnostics that merely provide useful information.

HIPAA and other privacy laws

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically. Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of certain healthcare transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures. HIPAA requires Covered Entities to obtain a written assurance of compliance from individuals or organizations who provide services to Covered Entities involving the use or disclosure of protected health information (“Business Associates”).

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009. HITECH amends HIPAA and, among other things, expands and strengthens HIPAA, creates new targets for enforcement, imposes new penalties for noncompliance and establishes new breach notification requirements for Covered Entities and Business Associates. Regulations implementing major provisions of HITECH were finalized on January 25, 2013 through publication of the HIPAA Omnibus Rule (the “Omnibus Rule”). The Omnibus Rule contained significant changes for Covered Entities and Business Associates with respect to permitted uses and disclosures of Protected Health Information.

Under HITECH’s new breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services (the “Secretary”). Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and in some cases, they must be reported through local and national media, depending on the size of the breach.

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

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. Many states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results. In some cases, we are prohibited from conducting certain tests without a certification of patient consent by the physician ordering the test. Requirements of these laws and penalties for violations vary widely. We believe that we have taken the steps required of us to comply with health information privacy and security statutes and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

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

Foreign regulations

We market our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. On September 26, 2012, the European Commission (“EC”) released the first drafts of the new EU regulations for medical devices and IVDs that if finalized will impose additional regulatory requirements on IVDs used in the EU. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

Reimbursement and Billing

Reimbursement and billing for diagnostic services is generally highly complex. Laboratories must bill various payors, such as private third-party payors, including MCOs and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:

•	variability in coverage and information requirements among various payors;

•	missing, incomplete or inaccurate billing information provided by ordering physicians;

•	billings to payors with whom we do not have contracts;

•	disputes with payors as to which party is responsible for payment; and

•	disputes with payors as to the appropriate level of reimbursement.

Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be:

•	a third party who provides coverage to the patient, such as an insurance company or MCO;

•	a governmental payor; or

•	the patient.

Presently, approximately 85% of our revenue comes from third party payors.

In February 2011, the American Medical Association CPT Editorial Panel approved 101 new molecular pathology codes to describe molecular diagnostic tests that currently require multiple CPT codes for billing purposes. The new reimbursement rates for the new codes went into effect on January 1, 2013.

Federal and State Fraud and Abuse Laws

A variety of federal laws prohibit fraud and abuse involving state and federal health care programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, or DOJ, the Office of Inspector General for the Department of Health and Human Services, or OIG, and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. These contractors include Recovery Audit Contractors, or RACs, Medicaid Integrity Contractors, or MICs, and Zone Program Integrity Contractors, or ZPICs. In addition, CMS conducts CERT audits, the purpose of which is to detect improper Medicare payments. Any overpayments identified must be repaid to the Medicare program unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

Anti-Kickback Laws

The Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. “Remuneration” is broadly defined to include anything of value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. The Anti-Kickback Statue is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry.

Recognizing the breadth of the Anti-Kickback Statute and the fact that it may technically prohibit many innocuous or beneficial arrangements within the health care industry, the OIG has issued a series of regulations, or safe harbors. Compliance with all requirements of a safe harbor immunizes the parties to the business arrangement from prosecution under the Anti-Kickback Statute. The failure of a business arrangement to fit within a safe harbor does not necessarily mean that the arrangement is illegal or that the OIG will pursue prosecution. Still, in the absence of an applicable safe harbor, a violation of the Anti-Kickback Statute may occur even if only one purpose of an arrangement is to induce referrals. The penalties for violating the Anti-Kickback Statute can be severe. These sanctions include criminal and civil penalties, imprisonment and possible exclusion from the federal health care programs. Many states have adopted laws similar to the Anti-Kickback Statute, and some apply to items and services reimbursable by any payor, including private third-party payors.

Physician Self-Referral Bans

The federal ban on physician self-referrals, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain “designated health services” (which include laboratory services) if the physician or an immediate family member of the physician has any financial relationship with the entity. A “financial relationship” is created by an investment interest or a compensation arrangement. A laboratory cannot bill the Medicare Part B program for services furnished pursuant to a prohibited self-referral, and Medicaid reimbursement may be at risk as well. Several Stark Law exceptions are relevant to arrangements involving clinical laboratories, including: (1) fair market value compensation for the provision of items or services; (2) payments by physicians to a laboratory for clinical laboratory services; (3) certain space and equipment rental arrangements that satisfy certain requirements; and (4) personal services arrangements. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties and possible exclusion from the federal health care programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.

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

Program Integrity Requirements

The Affordable Care Act included a number of provisions intended to strengthen the integrity of the Medicare and Medicaid programs as well as the Children’s Health Insurance Program, or CHIP. These provisions are expected to bolster the ability of state and federal agencies to prevent and detect fraud and abuse. Such measures include enhanced background screening procedures for providers and suppliers participating or enrolling in Medicare, Medicaid, or CHIP; expansion of state and federal authority to suspend Medicare and Medicaid payments pending an investigation of a “credible allegation of fraud”; a grant of broad discretion to CMS to impose temporary moratoria on the enrollment of providers and suppliers by category; and a mandate that all Medicare, Medicaid and CHIP providers and suppliers implement an ethics and compliance program that contains the “core elements” to be established by CMS.

Human Resources

As of June 30, 2013, we had 1,325 full-time equivalent employees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Although we have developed and marketed several molecular diagnostic tests to date, we believe our future success is dependent upon our ability to successfully market our existing molecular diagnostic tests to additional patients within the United States, to expand into new markets outside the United States, and to develop and commercialize new molecular diagnostic tests and companion diagnostic services. The demand for our existing molecular diagnostic tests may decrease or may not continue to increase at historical rates for a number of reasons. For example, because BRACAnalysis testing and most of our molecular diagnostic tests are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic tests in order to continue to generate revenue. During fiscal 2012 we opened a reference laboratory in Germany and expanded sales efforts into selected countries in Europe but we may not be able to generate sufficient profits from European sales to recover the costs of our investment. Our pipeline of new molecular diagnostic and companion diagnostic candidates is in various stages of development and may take several more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional molecular diagnostic tests or companion diagnostic services through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests or services for commercial use, we may not be able to develop tests or services that:

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

In order to develop and commercialize our molecular diagnostic test and companion diagnostic service candidates, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular diagnostic tests and companion diagnostic services currently in development, potentially license or acquire additional companies or technologies and engage in commercialization activities in anticipation of the launch of additional molecular diagnostic tests and companion diagnostic services. Because of the numerous risks and uncertainties associated with developing our tests and their potential for commercialization, we are unable to predict the extent of any future profits. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

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

On September 8, 2011, we issued a six-year term loan for $25.0 million to Crescendo Bioscience, Inc., or Crescendo, of South San Francisco, California, which is developing molecular diagnostic tests for patients suffering from autoimmune disorders, including rheumatoid arthritis. We made this loan under a Loan and Security Agreement, or Loan Agreement, and also secured an exclusive three-year option to acquire the company pursuant to a definitive merger agreement, which we refer to as the Option Agreement. As of June 30, 2013, we had recorded on our balance sheet a $21.7 million note receivable related to the Loan Agreement and an $8.0 million other asset related to the Option Agreement. Although we do not anticipate that Crescendo will default under the Loan Agreement or that the value of the Option Agreement will deteriorate over time, there can be no assurance that Crescendo will repay the loan or ultimately succeed in its business plan. In the event that Crescendo does not make the principal and accrued interest payments in accordance with the Loan Agreement and we do not exercise our option to purchase Crescendo, we would be required to record a loss up to $25.0 million and any unpaid interest.

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

As of June 30, 2013, we had $531.1 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2013 our consolidated revenues were $613.2 million, and net cash from operating activities was $173.9 million. To develop and bring new molecular diagnostic tests and companion diagnostics to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing.

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

We are dependent on our information technology and telecommunications systems, and any failure of these systems could harm our business.

We depend on information technology, or IT, and telecommunications systems for significant aspects of our business. These IT and telecommunications systems support a variety of functions, including sample processing, tracking, quality control, customer service and support, billing, research and development activities, and various general and administrative activities. Failures or significant downtime of our IT or telecommunications systems could prevent us from processing samples, providing test results to physicians, billing payors, addressing patient or physician inquiries, conducting research and development activities and conducting general and administrative elements of our business. Any disruption or loss of IT or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, including legally protected health information, credit card information, personally identifiable information about our employees, intellectual property, and our proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA became law. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs.

In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests or the amounts of reimbursement available for our tests from governmental agencies or third-party payors. While in general it is too early to predict specifically what effect the ACA and its implementation or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the United States dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect the results of our operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased revenues. We do not currently utilize hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Risks Related to Commercialization of Our Tests, Our Services and Test Candidates

We generate most of our revenues from a single product and we may not be able to maintain or increase revenue growth and profitability.

Even though we have experienced double-digit revenue growth in our molecular diagnostic business every year since the initial launch of our first test in 1996; we may not be able to continue this revenue growth or maintain existing revenue levels. Presently, our molecular diagnostic business operates profitably providing a cash contribution to our current funding and operational needs. We may not, however, be able to continue to operate our molecular diagnostic business on a profitable basis. We launched our first molecular diagnostic test, BRACAnalysis, our test for hereditary breast and ovarian cancer, in November 1996. BRACAnalysis test sales accounted for 75% of our revenues for the year ended June 30, 2013. An interruption or cessation of BRACAnalysis sample flow would have a material impact on our revenues and future profitability. Other potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our molecular diagnostic business include the following:

•	increased costs of reagents and other consumables required for molecular diagnostic testing;

•	increased licensing or royalty costs;

•	increased personnel and facility costs;

•	our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our molecular diagnostic business, and sales personnel;

•	our inability to obtain necessary equipment or reagents to perform molecular diagnostic testing;

•	our inability to increase production capacity as demand increases;

•	our inability to expand into new markets outside the United States;

•	the efforts of third party payors to limit or decrease the amounts that they are willing to pay for our tests;

•	changes in intellectual propriety laws of our patents or enforcement in the United States and foreign countries;

•	potential obsolescence of our tests;

•	our inability to increase commercial acceptance of our molecular diagnostic tests;

•	increased competition and loss of market share; and

•	increased regulatory requirements.

The international expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

As part of our business strategy, we are expanding into international markets. We have established sales offices in Germany, Switzerland, France, Spain, the United Kingdom, Italy and Canada; laboratory operations in Germany; and international headquarters in Switzerland. Doing business internationally involves a number of risks, including:

•	failure by us to obtain regulatory approvals or adequate reimbursement for the use of our tests in various countries;

•	difficulty in staffing and managing foreign operations;

•	managing multiple payor reimbursement and self-pay systems;

•	logistics and regulations associated with shipping patient samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

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

Our expanding international operations could be affected by changes in laws, trade regulations, labor and employment regulations, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of tests, as well as by inter-governmental disputes. Any of these changes could adversely affect our business.

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

We rely on a single CLIA-certified laboratory facility in Salt Lake City, Utah to perform our United States molecular diagnostic tests, a single laboratory facility in Munich, Germany to perform our European molecular diagnostic tests, and a single CLIA-certified laboratory facility in Austin, Texas to perform our companion diagnostic testing services. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. In the event our clinical testing facilities were to lose their CLIA certification or other required certifications or licenses or were affected by man-made or natural disasters, we would be unable to continue our molecular diagnostic and companion diagnostic business at current levels to meet customer demands for a significant period of time. Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our molecular diagnostic or companion diagnostic business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic or companion diagnostic business were interrupted, it would seriously harm our business.

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

We may not succeed in achieving significant commercial market acceptance of our test and service offerings that we have launched in recent years or that we are currently developing. Our ability to successfully develop and commercialize our current molecular diagnostic and companion diagnostic tests, as well as any future molecular diagnostic and companion diagnostic tests that we may develop, will depend on several factors, including:

•	our ability to convince the medical community of the clinical utility of our tests and their potential advantages over existing tests;

•	our ability to collaborate with biotechnology and pharmaceutical companies to develop and commercialize companion diagnostic tests for their therapeutic drugs and drug candidates;

•

the agreement by third-party payors to reimburse our tests, the scope and extent of which will affect patients’ willingness or ability to pay for our tests and will likely heavily influence physicians’ decisions to recommend our tests; and

•

the willingness of physicians to utilize our tests, which can be difficult to interpret. This difficulty is caused by a combination of factors, including the large number, sometimes thousands, of different mutations in the genes which our tests analyze, the need to characterize each specific mutation, and the ability of our tests to predict only as to a statistical probability, not certainty, that a tested individual will develop the disease that the test is intended to predict.

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

As of June 30, 2013, our patent portfolio included 234 issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims covering our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for predisposing genes we identify and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also critical to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

•	CLIA, which requires that laboratories obtain certification from the federal government;

•	FDA laws and regulations;

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

•

state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;

•

the federal anti-kickback law, or the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;

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

Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs.

We are subject to laws and regulations governing the submission of claims for payment for our services, such as those relating to: coverage of our services under Medicare, Medicaid and other state, federal and foreign health care programs; the amounts that we may bill for our services; and the party to which we must submit claims. Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or in attempts by government healthcare programs, such as Medicare and Medicaid, to recover payments already made. Submission of claims in violation of these laws and regulations can result in recoupment of payments already received, substantial civil monetary penalties, and exclusion from government health care programs, and can subject us to liability under the federal False Claims Act and similar laws. The failure to report and return an overpayment to the Medicare or Medicaid program within 60 days of identifying its existence can give rise to liability under the False Claims Act. Further, a government agency could attempt to hold us liable for causing the improper submission of claims by another entity for services that we performed if we were found to have knowingly participated in the arrangement at issue.

Our business could be harmed by the loss, suspension, or other restriction on a license, certification, or accreditation, or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state, federal and foreign laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many private third-party payors, for laboratory testing services. As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare and Medicaid Services, or CMS; a CMS agent (typically a state agency); or, if the laboratory holds a CLIA certificate of accreditation, a CMS-approved accreditation organization. Sanction for failure to comply with CLIA requirements, including proficiency testing violations, may be suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Some states have enacted state licensure laws that are more stringent than CLIA. We are also subject to laws and regulations governing our reference laboratory in Germany. Changes in state or foreign licensure laws that affect our ability to offer and provide diagnostic services across state or foreign country lines could materially and adversely affect our business. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries.

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

Our business could be adversely impacted by the adoption of the ICD-10-CM Code Set.

CMS has adopted a new coding set for diagnoses, commonly known as ICD-10-CM, which significantly expands the current coding set. ICD-10-CM is currently required to be used on all claims with dates of service on or after October 1, 2014. We may be required to incur significant expense in implementing ICD-10-CM, and, if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set, physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

Risks Related to Our Common Stock

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

The market prices for securities of molecular diagnostic and other life science companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2013, our stock price has ranged from $17.51 per share to $38.27 per share. In addition, the stock market has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	termination of the licenses underlying our molecular diagnostic and companion diagnostic tests;

•	delays or other problems with operating our laboratory facilities;

•	failure of any of our research and development programs;

•	changes in intellectual property laws of our patents or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;

•	introduction of technological innovations or new commercial tests by us or our competitors;

•	missing or changing the financial guidance we provide;

•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;

•	changes in the governmental regulatory approved process for our existing and new tests:

•	failure to meet estimates or recommendations by securities analysts that cover our common stock;

•	public concern over our approved tests and any test candidates;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders;

•	the timing and amount of repurchases of our common stock;

•	general market conditions;

•	changes in the structure of healthcare payment systems and changes in the governmental or private insurers reimbursement levels for our molecular diagnostic tests;

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	failure of any of our test candidates to achieve commercial success;

•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;

•	economic, healthcare and diagnostic trends, disasters or crises and other external factors; and

•	period-to-period fluctuations in our financial results.

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

In addition, we lease approximately 36,000 square feet in Austin, Texas under a lease that expires in June 2015. This space is dedicated to administration, research and development and laboratory space that has received federal certification under CLIA. We also lease approximately 8,300 square feet of laboratory and office space in Saranac Lake, New York under a lease that expires in August 2017 with the right to renew for two additional five-year periods. Our immunoassay development and manufacturing of immunoassay kits are performed at the Saranac Lake facility.

In May 2011, we entered into a lease agreement for approximately 3,600 square feet in Munich, Germany. This space is used as a laboratory for our molecular diagnostic business in Europe. The lease on our Munich Germany facility has a term of approximately 5 years expiring in October of 2016. We also lease approximately 6,000 square feet of laboratory and office space in Reutlingen, Germany under a lease that expires in March of 2015 with the option to extend for one year periods. Cell co-culture systems and TruCulture products are manufactured at this location. This facility is designed to comply with ISO standards, the European Union equivalent of Good Manufacturing, or GMP, in the United States.

In December 2012, we entered into a lease agreement for approximately 5,000 square feet in Zurich, Switzerland. This space is used for the administration of our international operations. We also maintain lease agreements for our administrative offices in Paris, France; Madrid, Spain; and Milan, Italy.

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

Association for Molecular Pathology

On June 13, 2013, the Supreme Court of the United States rendered its decision in the matter of Association for Molecular Pathology et al. v. Myriad Genetics, Inc. et al. In its decision, the Supreme Court ruled that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated. However, the Supreme Court went on to rule that complementary DNA, or cDNA, is patent eligible because it is not naturally occurring. The Supreme Court also noted that the case did not involve patents on new applications of knowledge about the BRCA1 and BRCA2 genes.

Following the Supreme Court case, we believe that Myriad, as the first party with knowledge of the BRCA1 and BRCA2 sequences, is in an excellent position to claim applications of that knowledge, and that many of our existing patent claims that were not challenged in this case are limited to such applications. In addition, we continue to have over 500 claims in 24 different patents which we believe confer strong patent protection for our BRACAnalysis testing and services.

New Litigation Matters

In June 2013, following the Supreme Court decision in Association for Molecular Pathology et al. v. Myriad Genetics, Inc. et al., two companies, Ambry Genetics Corporation and Gene By Gene LTD, commenced offering clinical diagnostic and genomic laboratory services, including the testing and analysis of the BRCA1 and BRCA2 genes, that purport to compete with our BRACAnalysis testing and services. We believe that Ambry’s and Gene by Gene’s testing services infringe various patent claims that we own or have exclusively licensed from the University of Utah Research Foundation, HSC Research and Development Limited Partnership (and affiliate of Hospital For Sick Children), the Trustees of the University of Pennsylvania, and Endorecherche, Inc. (collectively, the “Patent Owners”). Under our license agreements with the Patent Owners, we are responsible for pursuing these patent infringement litigations, defending any counterclaims and paying related costs. Accordingly, we have commenced the two litigation matters described below against Ambry and Gene by Gene.

Ambry Genetics Corporation

On July 9, 2013, we and the other Patent Owners filed a complaint against Ambry Genetics Corporation in the United States District Court for the District of Utah, Central Division, alleging that Ambry’s testing services infringe various patent claims owned by the Patent Owners, and seeking an injunction against Ambry from selling any product or service that infringes the claims of these patents. We also requested a preliminary injunction to prevent Ambry from selling these testing services pending a final decision on the merits of the case. On July 19, 2013, we amended the complaint to allege that Ambry is also infringing various patent claims owned by Myriad that relate to the MYH gene. On August 5, 2013, Ambry filed an answer to the complaint, including affirmative defenses and counterclaims for antitrust violations of the Sherman Act (only against Myriad) and seeking declaratory relief of invalidity and non-infringement. The Patent Owners intend to vigorously enforce their patent rights against Ambry and defend the counterclaims asserted against them.

Gene By Gene

On July 10, 2013, we and the other Patent Owners filed a complaint against Gene By Gene LTD in the United States District Court for the District of Utah, Central Division, alleging that Gene By Gene’s testing services infringe various patent claims owned by the Patent Owners, and seeking an injunction against Gene by Gene from selling any product or service that infringes the claims of these patents. We also requested a preliminary injunction to prevent Gene By Gene from selling these testing services pending a final decision on the merits of the case. The Patent Owners intend to vigorously enforce their patent rights against Gene by Gene.

* **

Other than as set forth above, we are not a party to any legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

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

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “MYGN.” The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market for the last two fiscal years:

	High	Low
Fiscal Year Ended June 30, 2013:
Fourth Quarter	$38.27	$24.12
Third Quarter	$27.89	$24.08
Second Quarter	$31.80	$24.81
First Quarter	$28.00	$23.07
Fiscal Year Ended June 30, 2012:
Fourth Quarter	$27.00	$22.02
Third Quarter	$25.75	$19.95
Second Quarter	$23.96	$17.90
First Quarter	$24.21	$17.51

Stockholders

As of August 1, 2013, there were approximately 99 stockholders of record of our common stock and, according to our estimates, approximately 31,324 beneficial owners of our common stock.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

We have previously announced the following stock repurchase programs for repurchases of our common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100 million	August 2011
August 2010	$100 million	February 2011
March 2011	$100 million	September 2011
August 2011	$200 million	January 2013
February 2013	$200 million	ongoing

Total:	$700 million

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

The details of the activity under our stock repurchase programs during the fiscal quarter ended June 30, 2013, were as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	199,694	$25.00	199,694	$169,951,899
May 1, 2013 to May 31, 2013	—	$—	—	169,951,899
June 1, 2013 to June 30, 2013	626,603	$26.45	626,603	153,379,727
Total	826,297		826,297	$153,379,727

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock, as adjusted for a two-for-one stock split effected on March 25, 2009, during a period commencing on June 30, 2008 and ending on June 30, 2013 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The NASDAQ Stock Market, Inc. and the NASDAQ Health Services Stock Index during such period. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Select Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on June 30, 2008 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/29/2012	6/28/2013
Myriad Genetics, Inc.	100.00	164.24	72.43	110.03	115.16	130.18
NASDAQ Stock Index (U.S.)	100.00	81.85	95.01	126.63	137.96	162.34
NASDAQ Health Services Stocks	100.00	94.78	123.67	153.50	163.68	185.42

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

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2013 and 2012, as well as consolidated statements of comprehensive income for the years ended June 30, 2013, 2012 and 2011 and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

In thousands, except per share amounts	Years Ended June 30,
	2013	2012	2011	2010	2009
Consolidated Statement of Comprehensive Income Data:
Molecular diagnostic testing	$582,392	$472,390	$400,046	$362,648	$326,527
Companion diagnostic services	30,773	23,615	2,038	—	—

Total Revenue	613,165	496,005	402,084	362,648	326,527
Costs and expenses:
Cost of molecular diagnostic testing	64,376	51,452	45,637	44,286	43,267
Cost of companion diagnostic services	15,242	13,207	1,077	—	—
Research and development expense	53,706	42,645	27,751	21,873	17,914
Selling, general and administrative expense	251,839	208,383	169,841	161,414	138,884

Total costs and expenses	385,163	315,687	244,306	227,573	200,065

Operating income	228,002	180,318	157,778	135,075	126,462
Other income (expense):
Interest income	5,497	4,629	2,226	5,660	12,478
Other	(223)	(407)	(353)	99	(2,493)

Income from continuing operations before income taxes	233,276	184,540	159,651	140,834	136,447
Income tax provision (benefit)	86,137	72,389	58,941	(11,469)	193

Income from continuing operations	147,139	112,151	100,710	152,303	136,254

Loss from discontinued operations	—	—	—	—	(51,639)

Net income	$147,139	$112,151	$100,710	$152,303	$84,615

Earnings per basic share:
Continuing operations	$1.82	$1.33	$1.12	$1.58	$1.46
Discontinued operations	—	—	—	—	(0.60)

Earnings per basic share	$1.82	$1.33	$1.12	$1.58	$0.91

Earnings per diluted share:
Continuing operations	$1.77	$1.30	$1.10	$1.54	$1.38
Discontinued operations	—	—	—	—	(0.50)

Earnings per diluted share	$1.77	$1.30	$1.10	$1.54	$0.86

Weighted average shares outstanding:
Basic	80,948	84,608	89,794	96,338	93,492
Diluted	83,327	86,465	91,704	99,152	98,573

	As of June 30,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$531,064	$454,224	$417,314	$488,382	$392,225
Working capital	419,483	377,525	383,874	446,510	333,951
Total assets	803,821	690,635	610,827	593,847	466,421
Stockholders’ equity	728,594	635,660	566,792	557,581	434,219

Quarterly Financial Data (Unaudited)

In thousands, except per share amounts	Quarters Ended
	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012
Consolidated Statement of Comprehensive Income Data:
Molecular diagnostic testing	$166,089	$148,384	$140,651	$127,268
Companion diagnostic services	8,027	8,088	8,489	6,169

Total Revenue	174,116	156,472	149,140	133,437
Costs and expenses:
Cost of molecular diagnostic testing	18,416	16,462	15,566	13,932
Cost of companion diagnostic services	3,657	3,872	4,318	3,395
Research and development expense	14,581	13,618	14,107	11,400
Selling, general and administrative expense	71,546	64,602	59,563	56,128

Total costs and expenses	108,200	98,554	93,554	84,855

Operating income	65,916	57,918	55,586	48,582
Other income (expense):
Interest income	1,310	1,434	1,385	1,368
Other	2	(111)	14	(128)

Total other income	1,312	1,323	1,399	1,240
Income before income taxes	67,228	59,241	56,985	49,822
Income tax provision	23,153	21,349	21,949	19,686

Net income	$44,075	$37,892	$35,036	$30,136

Earnings per share:
Basic	$0.55	$0.47	$0.43	$0.37
Diluted	$0.53	$0.46	$0.42	$0.36
Weighted average shares outstanding:
Basic	80,166	80,375	81,692	81,572
Diluted	82,639	82,434	84,240	83,914

In thousands, except per share amounts	Quarters Ended
	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011
Consolidated Statement of Comprehensive Income Data:
Molecular diagnostic testing revenue	$127,499	$123,312	$117,610	$103,969
Companion diagnostic services	5,466	6,465	5,201	6,483

Total Revenue	132,965	129,777	122,811	110,452
Costs and expenses:
Cost of molecular diagnostic testing revenue	13,872	13,465	12,815	11,300
Cost of companion diagnostic services	3,081	3,763	3,302	3,061
Research and development expense	12,144	11,753	10,243	8,505
Selling, general and administrative expense	56,583	54,700	50,986	46,114

Total costs and expenses	85,680	83,681	77,346	68,980

Operating income	47,285	46,096	45,465	41,472
Other income (expense):
Interest income	1,395	1,379	1,382	473
Other	(209)	6	(64)	(140)

Total other income	1,186	1,385	1,318	333
Income before income taxes	48,471	47,481	46,783	41,805
Income tax provision	19,330	17,866	18,487	16,706

Net income	$29,141	$29,615	$28,296	$25,099

Earnings per share:
Basic	$0.35	$0.35	$0.33	$0.29
Diluted	$0.34	$0.34	$0.33	$0.29
Weighted average shares outstanding:
Basic	84,285	84,403	84,498	85,241
Diluted	86,323	86,462	86,231	87,037

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the fiscal year ended June 30, 2013, we devoted our resources to supporting and growing our transformative molecular diagnostic and companion diagnostic businesses, as well as to the research and development of future molecular diagnostic and companion diagnostic candidates. See Note 10 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding our operating segments. Our consolidated revenues primarily consisted of sales of molecular diagnostic tests through our wholly-owned Myriad Genetic Laboratories subsidiary and companion diagnostic services through our wholly-owned Myriad RBM subsidiary. During the year ended June 30, 2013, we reported net income of $147.1 million and diluted earnings per share of $1.77 that included income tax expense of $86.1 million.

We incurred research and development expenses of $53.7 million, $42.6 million, and $27.8 million for the years ended June 30, 2013, 2012 and 2011, respectively. Our research and development expenses include costs incurred in maintaining and improving our nine current molecular diagnostic test offerings and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic and companion diagnostic test candidates.

Our selling, general and administrative expenses include costs associated with building our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. We expect that our selling, general and administrative expenses will increase from quarter to quarter and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic and companion diagnostic launches, our efforts in support of our existing molecular diagnostic tests and companion diagnostic services as well as our continued international expansion efforts.

Between May 2010 and January 2013, we repurchased $500 million of our outstanding common stock. In February 2013, our board of directors authorized us to repurchase an additional $200 million of our outstanding common stock. In connection with this latest stock repurchase authorization, we have been authorized to repurchase shares at management’s discretion based on market conditions and have repurchased $46.6 million of our outstanding common stock as of June 30, 2013 under this authorization. See also “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities—Issuer Purchases of Equity Securities.”

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

Revenue Recognition. Revenue includes the sale of molecular diagnostic tests and of our companion diagnostic services. Revenue is recorded at the invoiced amount net of any discounts or allowances and is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Revenue is recognized upon completion of the test or service, communication of results, and when collectability is reasonably assured.

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

After a review of our allowance for doubtful accounts as of June 30, 2013 and 2012, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $750,000 and $460,000, respectively.

Goodwill. We test goodwill for impairment on an annual basis and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated on a qualitative basis to determine if using a two-step process is necessary. If the qualitative assessment suggests that impairment is more likely than not, a two-step impairment analysis is performed. The first step involves comparison of the fair value of a reporting unit with its carrying amount. The valuation of a reporting unit requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, market saturation and opportunity, changes in technology and operating cash flows. Changes in our forecasts or decreases in the value of our common stock could cause book value of reporting units to exceed their fair values. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

At June 30, 2013, the Company has recorded goodwill of $56.9 million related to the Companion Diagnostic segment, which we have concluded represents a reporting unit. We measured the fair value of the Companion Diagnostic reporting unit utilizing income and market approaches. The income approach considered management’s business plans and projections as the basis for expected cash flows for the next nine years and a 3.0% residual growth rate thereafter. We also used a weighted average discount rate of 28% for the analysis. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects. The market approach used values for comparable companies and market transactions. We noted the fair value of the Companion Diagnostic reporting unit exceeded its carrying value by slightly more than 10% using these assumptions mentioned. A hypothetical increase in the weighted average discount rate of 0.5% would decrease the calculated fair value as a percentage of book value for the Companion Diagnostic reporting unit by 2%. A hypothetical decrease in the residual growth rate of 0.5% would decrease the calculated fair value as a percent of book value for the Companion Diagnostic reporting unit by 1%.

Income taxes. Our income tax provision is based on income before taxes and is computed using the liability method in accordance with Accounting Standards Codification (“ASC”) 740—Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. Those factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of R&D spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure requirements by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

Results of Operations

Years ended June 30, 2013 and 2012

Revenue is comprised of sales of our molecular diagnostic tests and companion diagnostic services. Total revenue for the fiscal year ended June 30, 2013 was $613.2 million compared to $496.0 million for the prior fiscal year, an increase of 24%. This 24% increase in revenue is primarily due to increased molecular diagnostic testing volume for our BRACAnalysis, Colaris and Colaris AP, a significant increase in BART testing volume as a result of revised medical guidelines, and a significant increase in companion diagnostic services due to increased research collaborations, as disclosed in the table below. Sales of our BRACAnalysis test accounted for 75.1% of our total revenues in fiscal 2013 compared to 81.7% in the prior year. We believe that our increased sales, marketing, and education efforts resulted in wider acceptance of our molecular diagnostic tests by the medical community and increased patient testing volumes. However, there can be no assurance that our revenue will continue to increase or remain at current levels or that we will be successful in expanding the sale of our tests outside the United States.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the year ended June 30, 2013 and 2012 were as follows:

	June 30,			% of Total Revenue
(In thousands)	2013	2012	% Change	2013	2012
Molecular diagnostic revenues:
BRACAnalysis	$460,272	$405,478	14%	75%	82%
COLARIS & COLARIS AP	51,938	43,277	20%	8%	8%
BART	59,140	13,587	335%	10%	3%
Other	11,042	10,048	10%	2%	2%

Total molecular diagnostic revenues	582,392	472,390	23%

Companion diagnostic service revenues	30,773	23,615	30%	5%	5%

Total revenues	$613,165	$496,005	24%	100%	100%

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Sales of molecular diagnostic tests in each market for the fiscal years ended June 30, 2013 and 2012 were as follows:

	June 30,
(In thousands)	2013	2012	% Change
Molecular diagnostic revenues:
Oncology	$370,257	$320,106	16%
Women’s Health	212,135	152,284	39%

Total molecular diagnostic revenues	$582,392	$472,390	23%

Certain prior period reclassifications to oncology and women’s health revenue have been made to conform to current period presentation.

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the fiscal year ended June 30, 2013 was $64.4 million compared to $51.5 million for the prior fiscal year. This increase of 25% in molecular diagnostic cost of revenue is primarily due to the increase in molecular diagnostic testing volumes. Cost of companion diagnostic service revenue for the fiscal year ended June 30, 2013 was $15.2 million compared to $13.2 million for the prior fiscal year. Many of these costs associated with the performance of our companion diagnostic services are fixed; consequently, gross margins will vary as we experience fluctuations in our companion diagnostic service revenue.

Our cost of revenue may fluctuate based on the introduction of new molecular diagnostic tests, testing volumes, changes in companion diagnostic services, price changes of existing tests and services, changes in our costs associated with such tests and services, the adoption of new technologies and operating systems in our molecular diagnostic laboratories and costs associated with operating a molecular diagnostic laboratory outside the United States. There can be no assurance that gross profit margins will remain at current levels.

Our research and development expenses include costs incurred in maintaining and improving our current molecular diagnostic tests and costs incurred for the discovery, validation and development of our pipeline of molecular and companion diagnostic test candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, molecular and companion diagnostic development, equipment and facility costs. Research and development expenses incurred during the fiscal year ended June 30, 2013 were $53.7 million compared to $42.6 million for the prior fiscal year. This increase of 26% was primarily due to the following:

•	an increase of approximately $5.0 million due to the internal development of future molecular diagnostic product candidates;

•	an increase of approximately $3.0 million in internal development to support our companion diagnostic services business;

•	an increase of approximately $1.9 million in internal development activities and clinical studies to support our existing molecular diagnostic testing products; and

•	an increase of approximately $0.8 million in costs associated with the in-license of new molecular diagnostic product candidates.

We expect our research and development expenses will increase over the next several years as we work to develop our product pipeline and introduce new molecular diagnostic and companion diagnostic tests.

Our selling, general and administrative expenses include costs associated with growing our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2013 were $251.8 million compared to $208.4 million for the prior fiscal year. The increase in selling, general and administrative expense of 21% was primarily to support the 24% increase in revenue and include:

•	an increase in sales and marketing expense of approximately $29.3 million due to various marketing programs and initiatives, added headcount and increased sales commissions;

•	an increase of approximately $8.5 million in bad debt expense, a portion of which was associated with the 24% increase in revenues; and

•	an increase of approximately $5.2 million in costs from our international operations.

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

Interest income for the fiscal year ended June 30, 2013 was $5.5 million, compared to $4.6 million for the prior fiscal year. Interest income consists primarily of interest income recorded from our note receivable from Crescendo Bioscience, Inc., or Crescendo.

Income tax expense for the fiscal year ended June 30, 2013 was $86.1 million, for an effective rate of approximately 37%, compared to income tax expense of $72.4 million and an effective rate of approximately 39% in the 2012 period. Our tax rate is a product of a U.S. federal effective rate of 35% and a blended state income tax rate of 2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period. For the year ended June 30, 2013 we realized $7.9 million of excess tax benefits from stock-based compensation as a reduction of taxes payable. Excess tax benefits from stock-based compensation are credited directly to additional paid-in-capital and are not included in income tax expense. Accordingly, they do not impact our effective income tax rate. Due to the realization of these excess tax benefits that offset our taxes payable, our current income tax expense in fiscal 2013 is higher than our actual cash paid. (See Note 8 in the fiscal 2013 Notes to Consolidated Financial Statements.)

Net income for the fiscal year ended June 30, 2013 was $147.1 million compared to $112.2 million in the prior fiscal year. This 31% increase was primarily due to an increase in revenues partially offset by higher research and development expenses and sales general and administrative expenses. Earnings per diluted share was $1.77 for the fiscal year ended June 30, 2013 as compared to $1.30 for the prior fiscal year, an increase of 36%. This increase was due to increased net income and a reduced number of weighted shares outstanding during the 2013 fiscal year from our share repurchase program.

Years ended June 30, 2012 and 2011

Revenue was comprised of sales of our molecular diagnostic tests and companion diagnostic services. Total revenue for the fiscal year ended June 30, 2012 was $496.0 million compared to $402.1 million for the prior fiscal year, an increase of 23%. Of this 23% increase in revenue, approximately 18% was attributable to increased molecular diagnostic testing volume and approximately 5% was due to companion diagnostic service revenue in connection with our acquisition of Myriad RBM on May 31, 2011. Sales of our BRACAnalysis test accounted for 81.7% of our total revenues in fiscal 2012 compared to 87.8% in the prior year. We believe that increased sales, marketing, and education efforts resulted in wider acceptance of our tests by the medical community and increased patient testing volumes.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the year ended June 30, 2012 and 2011 were as follows:

	June 30,			% of Total Revenue
(In thousands)	2012	2011	% Change	2012	2011
Molecular diagnostic revenues:
BRACAnalysis	$405,478	$352,964	15%	82%	88%
COLARIS & COLARIS AP	43,277	29,165	48%	8%	7%
Other	23,635	17,917	32%	5%	4%

Total molecular diagnostic revenues	472,390	400,046	18%

Companion diagnostic service revenues	23,615	2,038	1059%	5%	1%

Total revenues	$496,005	$402,084	23%	100%	100%

Our molecular diagnostic sales force was focused on two major markets, oncology and women’s health. Sales of molecular diagnostic tests in each market for the fiscal years ended June 30, 2012 and 2011 were as follows:

	June 30,
(In thousands)	2012	2011	% Change
Molecular diagnostic revenues:
Oncology	$327,605	$283,323	16%
Women’s Health	144,785	116,723	24%

Total molecular diagnostic revenues	$472,390	$400,046	18%

Cost of molecular diagnostic revenue was comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the fiscal year ended June 30, 2012 was $51.5 million compared to $45.6 million for the prior fiscal year. This increase of 13% in molecular diagnostic cost of revenue was primarily due to the increase in molecular diagnostic testing volumes. Our costs of companion diagnostic services include similar items. Cost of companion diagnostic services was $13.2 million for the fiscal year ended June 30, 2012. Many of these costs associated with the performance of our companion diagnostic services are fixed; consequently, gross margins vary as we experience fluctuations in our companion diagnostic service revenue.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, molecular and companion diagnostic development, equipment and facility costs. Research and development expenses incurred during the fiscal year ended June 30, 2012 were $42.6 million compared to $27.8 million for the prior fiscal year. This increase of 54% was primarily due to the following:

•	an additional $7.3 million in protein biomarker discovery costs for companion diagnostic development at our newly acquired Myriad RBM subsidiary;

•	an increase of approximately $5.3 million in internal development activities and clinical studies to support our existing molecular diagnostic testing products;

•	an increase of approximately $1.4 million in clinical studies to support future molecular diagnostic testing products; and

•	an increase of approximately $0.8 million in costs associated with the in-licensing of new molecular diagnostic product candidates.

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

Income tax expense for the fiscal year ended June 30, 2012 was $72.4 million, for an effective rate of approximately 39%, compared to income tax expense of $58.9 million and an effective rate of approximately 37% in the 2011 period. Income tax expense for the year ended June 30, 2012 was based on the application of an annual effective tax rate, adjusted by discrete items recognized during the period. Our annual effective tax rate is a product of the U.S. federal statutory rate of 35%, a blended state income tax rate of 3% and a 1% impact from our international operations. The effective rate was adjusted by alternative minimum income taxes and timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options were disqualified upon exercise. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period. For the year ended June 30, 2012 we realized $34.2 million of excess tax benefits from stock-based compensation as a reduction of taxes payable. Excess tax benefits from stock-based compensation were credited directly to additional paid-in-capital and were not included in income tax expense. Accordingly, they did not impact our effective income tax rate. Due to the realization of these excess tax benefits that offset our taxes payable, our current income tax expense in fiscal 2012 was significantly higher than our actual cash paid. (See Note 8 in the fiscal 2012 Notes to Consolidated Financial Statements.)

Net income for the fiscal year ended June 30, 2012 was $112.2 million compared to $100.7 million in the prior fiscal year. This 11% increase was primarily due to an increase in revenues partially offset by higher research and development expenses. Earnings per diluted share was $1.30 for the fiscal year ended June 30, 2012 as compared to $1.10 for the prior fiscal year, an increase of 18%. This increase was due to a larger net income and a reduced number of weighted shares outstanding during the 2012 fiscal year due to the our share repurchase program.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $76.9 million, or 17%, from $454.2 million at June 30, 2012 to $531.1 million at June 30, 2013. This increase in our balance was attributable to increased sales and $57.8 million in proceeds from issuance of common stock under share-based compensation plans; partially offset by the repurchase of $146.3 million of our common stock under our share repurchase programs, payments of $80.3 million in estimated income tax obligations, and operating expenditures during fiscal 2013.

Net cash provided by operating activities was $173.9 million, $141.8 million and $130.8 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. During the year ended June 30, 2013, our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization, which totaled $26.6 million and $8.9 million, respectively. Net cash provided by operating activities for year ended June 30, 2013 was also impacted by changes in bad debt expense, trade accounts receivable, accounts payable, inventory, and accrued liabilities.

Our investing activities used cash of $75.6 million, $38.9 million and $54.4 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Cash used in investing activities for the fiscal year ended June 30, 2013 was primarily comprised of $443.8 million for the purchase of marketable investment securities offset by $384.6 million in proceeds from maturities and sales of marketable investment securities. Capital expenditures for equipment and facilities for the year ended June 30, 2013 were $11.4 million. Cash used in investing activities from the prior fiscal years ended June 30, 2012 and 2011 was primarily due to the use of $80.0 million for the acquisition of Myriad RBM in May of 2011, the purchase of marketable investment securities offset by proceeds from maturities and sales of marketable investment securities as well as capital expenditures for research and laboratory equipment.

Financing activities used cash of $80.6 million, $69.2 million, and $116.6 million during the fiscal years ended June 30, 2013, 2012 and 2011. Cash utilized from financing activities in 2013 and 2012 was primarily due to the purchase of $146.3 million and $128.5 million of our common stock through our share repurchase program. The cash used in the share purchase was partially offset by cash provided by the exercise of stock options and sales of our shares under our Employee Stock Purchase Plan.

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

•	changes in the government regulatory approval process for our tests;

•	the progress, costs and results of our international expansion efforts;

•	the timing and amount of repurchases of our common stock;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and companion diagnostic services;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and pursuing or defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us or that we pursue;

•	the introduction of technological innovations or new commercial tests by our competitors;

•

changes in intellectual property laws covering our molecular diagnostic tests and companion diagnostic services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al;

•	changes in the governmental or private insurers reimbursement levels for our tests; and

•	changes in structure of the healthcare system or healthcare payment systems.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our consolidated contractual obligations as of June 30, 2013 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Operating leases	$73,180	$9,446	$18,636	$14,643	$30,455
Purchase obligations	2,596	2,596	—	—	—

Total	$75,776	$12,042	$18,636	$14,643	$30,455

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and companion diagnostic services may decline or will not continue to increase at historical rates; risks related to changes in the governmental or private insurers reimbursement levels for our tests; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and companion diagnostic services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and companion diagnostic services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and companion diagnostic services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to increased competition and the development of new competing tests and services; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and companion diagnostic services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report.

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

Although our investment policy guidelines are intended to ensure the preservation of principal, current market conditions have resulted in high levels of uncertainty. Our ability to trade or redeem the marketable investment securities in which we invest, including certain corporate bonds, has become difficult. Valuation and pricing of these securities has also become variable and subject to uncertainty.

As of June 30, 2013 we have net unrealized losses of $433,000 in our investment portfolio. For the year ended June 30, 2013 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of various municipalities. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $1.3 million and $1.1 million as of June 30, 2013 and 2012, respectively. We do not utilize derivative financial instruments to manage our interest rate risks.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2013, our internal control over financial reporting is effective based on those criteria.

The effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as follows:

b.	Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Myriad Genetics Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Myriad Genetics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of Myriad Genetics, Inc. and subsidiaries, and our report dated August 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
August 14, 2013

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

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on December 5, 2013.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation-Compensation Discussion and Analysis,” “Executive Compensation,” “Management and Corporate Governance-Committees of the Board of Directors and Meetings-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation-Director Compensation” “Compensation Committee Report” and “Management and Corporate Governance-Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on December 5, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on December 5, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance—Director Independence” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on December 5, 2013.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants” in our Proxy Statement for the 2013 Annual Meeting of the Stockholders to be held on December 5, 2013.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II—Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2013, 2012 and 2011.

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

The exhibits which are filed with or incorporated by reference into this Annual Report on Form 10-K are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2013.

MYRIAD GENETICS, INC.

By:	/s/ PETER D. MELDRUM
Peter D. Meldrum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ PETER D. MELDRUM Peter D. Meldrum	President, Chief Executive Officer and Director (principal executive officer)	August 14, 2013

By:	/s/ JAMES S. EVANS James S. Evans	Chief Financial Officer (principal financial and accounting officer)	August 14, 2013

By:	/s/ JOHN T. HENDERSON John T. Henderson, M.D.	Chairman of the Board	August 14, 2013

By:	/s/ WALTER GILBERT Walter Gilbert, Ph.D.	Vice Chairman of the Board	August 14, 2013

By:	/s/ LAWRENCE C. BEST Lawrence C. Best	Director	August 14, 2013

By:	/s/ HEINER DREISMANN Heiner Dreismann, Ph.D.	Director	August 14, 2013

By:	/s/ DENNIS LANGER Dennis Langer, M.D., J.D.	Director	August 14, 2013

By:	/s/ S. LOUISE PHANSTIEL S. Louise Phanstiel	Director	August 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries at June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
August 14, 2013

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2013 and 2012

(In thousands, except per share amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$104,073	$86,352
Marketable investment securities	268,243	254,180
Prepaid expenses	956	1,713
Inventory	5,007	11,574
Trade accounts receivable, less allowance for doubtful accounts of $7,500 in 2013 and $4,600 in 2012	94,333	60,441
Deferred taxes	8,007	5,572
Other receivables	3,373	2,660

Total current assets	483,992	422,492

Equipment and leasehold improvements:
Equipment	65,903	54,728
Leasehold improvements	18,294	17,800

	84,197	72,528
Less accumulated depreciation	56,595	48,297

Net equipment and leasehold improvements	27,602	24,231

Long-term marketable investment securities	158,748	113,692
Long-term deferred taxes	28,632	30,648
Note receivable	21,667	19,000
Other assets	13,000	8,000
Intangibles, net	13,330	15,722
Goodwill	56,850	56,850

Total assets	$803,821	$690,635

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,132	$10,141
Accrued liabilities	44,334	32,772
Deferred revenue	2,043	2,054

Total current liabilities	64,509	44,967

Unrecognized tax benefits	10,718	10,008

Total liabilities	75,227	54,975

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 150,000 shares; issued and outstanding 80,577 shares in 2013 and 82,569 shares in 2012	806	826
Additional paid-in capital	697,346	647,680
Accumulated other comprehensive loss	(424)	(162)
Retained earnings (accumulated deficit)	30,866	(12,684)

Total stockholders’ equity	728,594	635,660

Total liabilities and stockholders’ equity	$803,821	$690,635

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended June 30, 2013, 2012 and 2011

(In thousands, except per share amounts)

	2013	2012	2011
Molecular diagnostic testing	$582,392	$472,390	$400,046
Companion diagnostic services	30,773	23,615	2,038

Total revenue	613,165	496,005	402,084
Costs and expenses:
Cost of molecular diagnostic testing	64,376	51,452	45,637
Cost of companion diagnostic services	15,242	13,207	1,077
Research and development expense	53,706	42,645	27,751
Selling, general, and administrative expense	251,839	208,383	169,841

Total costs and expenses	385,163	315,687	244,306

Operating income	228,002	180,318	157,778
Other income (expense):
Interest income	5,497	4,629	2,226
Other	(223)	(407)	(353)

Total other income (expense):	5,274	4,222	1,873
Income before income taxes	233,276	184,540	159,651
Income tax provision	86,137	72,389	58,941

Net income	$147,139	$112,151	$100,710

Earnings per share:
Basic	$1.82	$1.33	$1.12
Diluted	1.77	1.30	1.10
Weighted average shares outstanding:
Basic	80,948	84,608	89,794
Diluted	83,327	86,465	91,704
Net income	$147,139	$112,151	$100,710
Comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(257)	(135)	6
Change in foreign currency translation adjustment, net of tax	(5)	(178)	6

Comprehensive income	$146,877	$111,838	$100,722

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2013, 2012 and 2011

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings (accumulated deficit)	Stockholders’ equity
	Shares	Amount
Balances at June 30, 2010	94,046	$940	$566,967	$139	$(10,465)	$557,581

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	2,022	20	25,040	—	—	25,060
Share-based payment expense	—	—	25,088	—	—	25,088
Stock-based compensation tax benefits	—	—	58,831			58,831
Repurchase and retirement of common stock	(9,824)	(98)	(71,517)	—	(128,875)	(200,490)
Net income	—	—	—	—	100,710	100,710
Other comprehensive income, net of tax	—	—	—	12	—	12

Balances at June 30, 2011	86,244	$862	$604,409	$151	$(38,630)	$566,792

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	2,013	21	25,008	—	—	25,029
Share-based payment expense	—	—	26,275	—	—	26,275
Stock-based compensation tax benefits	—	—	34,193			34,193
Repurchase and retirement of common stock	(5,688)	(57)	(42,205)	—	(86,205)	(128,467)
Net income	—	—	—	—	112,151	112,151
Other comprehensive income, net of tax	—	—	—	(313)	—	(313)

Balances at June 30, 2012	82,569	$826	$647,680	$(162)	$(12,684)	$635,660

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	3,640	36	57,789	—	—	57,825
Share-based payment expense	—	—	26,612	—	—	26,612
Stock-based compensation tax benefits	—	—	7,888			7,888
Repurchase and retirement of common stock	(5,632)	(56)	(42,623)	—	(103,589)	(146,268)
Net income	—	—	—	—	147,139	147,139
Other comprehensive income, net of tax	—	—	—	(262)	—	(262)

Balances at June 30, 2013	80,577	$806	$697,346	$(424)	$30,866	$728,594

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$147,139	$112,151	$100,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,889	9,069	7,219
Loss on disposition of assets	8	194	—
Share-based compensation expense	26,612	26,275	25,088
Bad debt expense	33,294	24,742	16,182
Non-cash expense related to in-process research and development technology	—	750	2,000
Impairment of intangible assets	1,490	—	—
Deferred income taxes	7,469	33,625	53,156
Unrecognized tax benefits	710	560	(148)
Accreted interest on note receivable	(2,667)	(2,000)	—
Excess tax benefit from share-based compensation	(7,888)	(34,193)	(58,831)
Gain on sale of marketable investment securities	(165)	(566)	(3)
Changes in operating assets and liabilities:
Prepaid expenses	757	1,204	(412)
Trade accounts receivable	(67,185)	(34,986)	(14,918)
Other receivables	(706)	(2,312)	(202)
Inventory	6,567	(3,426)	203
Accounts payable	7,991	(1,249)	287
Accrued liabilities	11,562	11,218	924
Deferred revenue	(11)	748	(425)

Net cash provided by operating activities	173,866	141,804	130,830

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(11,373)	(9,408)	(3,792)
Acquisition of Rules-Based Medicine, Inc. (see Note 12), net of cash acquired	—	(799)	(79,417)
Purchase of in-process research and development technology	—	(750)	(2,000)
Purchase of other assets	—	(100)	(100)
Purchase of an acquisition option	—	(8,000)	—
Issuance of note receivable (Crescendo)	—	(17,000)	—
Equity investment (Rain Dance)	(5,000)
Purchases of marketable investment securities	(443,777)	(388,067)	(425,153)
Proceeds from maturities and sales marketable investment securities	384,560	385,236	456,072

Net cash used in investing activities	(75,590)	(38,888)	(54,390)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	57,825	25,029	25,060
Excess tax benefit from share-based compensation	7,888	34,193	58,831
Repurchase and retirement of common stock	(146,268)	(128,467)	(200,490)

Net cash used in financing activities	(80,555)	(69,245)	(116,599)

Net increase (decrease) in cash and cash equivalents	17,721	33,671	(40,159)
Cash and cash equivalents at beginning of year	86,352	52,681	92,840

Cash and cash equivalents at end of year	$104,073	$86,352	$52,681

Supplemental cash flow information:
Cash paid during the year for income taxes	$80,317	$33,382	$9,091
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders’ equity	$433	$(14)	$(4)

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

(1)	Organization and Summary of Significant Accounting Policies

(a)	Business Description and Basis of Presentation

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading molecular diagnostic company focused on developing and marketing novel predictive medicine, personalized medicine and prognostic medicine tests. The Company employs a number of proprietary technologies, including DNA, RNA and protein analysis, that help it to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. The Company uses this information to guide the development of new molecular diagnostic and companion diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine). The Company currently offers nine commercial molecular diagnostic tests, including six predictive medicine tests, two personalized medicine tests, and one prognostic medicine test. The Company also generates revenue by providing companion diagnostic services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company’s corporate headquarters is located in Salt Lake City, Utah.

The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(b)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale. Available-for-sale investment securities with remaining maturities of greater than one year are classified as long-term. Available-for-sale investment securities with remaining maturities of less than one year are classified as short-term. Available-for-sale investment securities with remaining maturities of less than three months at the time of purchase are classified as cash equivalents. Marketable securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended June 30, 2013, 2012 and 2011.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

(c)	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are comprised of amounts due from sales of the Company’s molecular diagnostic tests and companion diagnostic services and are recorded at the invoiced amount, net of discounts and contractual allowances. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable, which is based on historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers and does not require collateral.

(d)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. Repairs and maintenance costs are charged to expense as incurred. For the years ended June 30, 2013, 2012 and 2011, the Company recorded the depreciation expense as follows:

	Years Ended June 30,
	2013	2012	2011
(In thousands)
Depreciation expense	$7,994	$7,969	$6,833

(e)	Inventory

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

(f)	Intangible Assets and Other Long-Lived Assets

Intangible and other assets as of June 30, 2013 and 2012 are comprised of acquired patents and intellectual property and purchased in-process research and development. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life.

The Company continually reviews and monitors long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In December 2012, the Company notified the licensor of the Company’s OnDose product of the Company’s intent to terminate the license agreement, and as a result, recorded an impairment charge of approximately $1,490,000 associated with the purchased license agreement. Other than this $1,490,000 impairment charge, the Company concluded there was no impairment of long-lived assets for the years ended June 30, 2013, 2012 and 2011.

(g)	Goodwill

The Company has recorded goodwill of $56,850,000 from the acquisition of Rules-Based Medicine, Inc. that was completed on May 31, 2011 (see Note 12). This goodwill relates solely to the Company’s Companion Diagnostic segment. Goodwill is tested for impairment on an annual basis as of April 1 and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill was evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

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

Companion diagnostic service revenue is recognized when the testing service has been completed and the results of the tests are transferred to the customer. TruCulture revenues are recorded upon shipment to customers. In addition, the Company’s wholly owned subsidiary, Myriad RBM, has received national, state, foreign government and private foundation grants and contracts. Revenue associated with these grants and contracts are recognized in the period in which qualifying costs for the services by the grants and contracts are incurred and the related grant or contract fee is earned.

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

(In thousands)	Years Ended June 30,
	2013	2012	2011
Denominator:
Weighted-average shares outstanding used to compute basic EPS	80,948	84,608	89,794
Effect of dilutive stock options	2,379	1,857	1,910

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	83,327	86,465	91,704

Certain outstanding stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

(In thousands)	Years Ended June 30,
	2013	2012	2011
Anti-dilutive options excluded from EPS computation	5,136	8,585	8,666

(k)	Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires Company management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of fixed assets, valuation allowances for receivables and deferred income tax assets, certain accrued liabilities, share-based compensation and impairment analysis of goodwill and intangible assets. Actual results could differ from those estimates.

(l)	Recent Accounting Pronouncements

In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure requirements by requiring entities to present information about

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2013 and 2012 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2013:
Cash and cash equivalents:
Cash	$40,412	$—	$—	$40,412
Cash equivalents	63,653	8	—	63,661

Total cash and cash equivalents	104,065	8	—	104,073

Available-for-sale:
Corporate bonds and notes	71,626	13	(15)	71,624
Municipal bonds	251,513	109	(537)	251,085
Federal agency issues	104,293	24	(35)	104,282

Total	$531,497	$154	$(587)	$531,064

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2012:
Cash and cash equivalents:
Cash	$34,217	$—	$—	$34,217
Cash equivalents	52,135	—	—	52,135

Total cash and cash equivalents	86,352	—	—	86,352

Available-for-sale:
Corporate bonds and notes	116,581	112	(18)	116,675
Municipal bonds	141,299	85	(20)	141,364
Federal agency issues	108,478	33	(28)	108,483
Auction rate securities	1,500	—	(150)	1,350

Total	$454,210	$230	$(216)	$454,224

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

In April 2013, the Company sold its auction rate securities at par. Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at June 30, 2013:

(In thousands)	Amortized cost	Estimated fair value
Cash	$40,412	$40,412
Cash equivalents	63,653	63,661
Available-for-sale:
Due within one year	268,184	268,243
Due after one year through five years	159,248	158,748
Due after five years	—	—

Total	$531,497	$531,064

Debt securities in an unrealized loss position as of June 30, 2013 were not impaired at acquisition and the declines in fair value are not attributed to declines in credit quality. Management believes that it is more likely than not that the securities will be held until a recovery of par value. All securities in an unrealized loss position as of June 30, 2013 are debt securities. Debt securities available-for-sale in a gross unrealized loss position as of June 30, 2013 and 2012 are summarized as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2013:
Cash equivalents	$—	$—	$—	$—	$—	$—
Debt securities:
Corporate bonds and notes	30,309	(15)	—	—	30,309	(15)
Municipal bonds	93,992	(538)	—	—	93,992	(538)
Federal agency issues	45,528	(34)	—	—	45,528	(34)
Auction rate securities	—	—	—	—	—	—

	$169,829	$(587)	$—	$—	$169,829	$(587)

	Less than 12 months		More than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2012:
Cash equivalents	$—	$—	$—	$—	$—	$—
Debt securities:
Corporate bonds and notes	24,933	(18)	—	—	24,933	(18)
Municipal bonds	25,346	(20)	—	—	25,346	(20)
Federal agency issues	74,966	(28)	—	—	74,966	(28)
Auction rate securities	—	—	1,350	(150)	1,350	(150)

	$125,245	$(66)	$1,350	$(150)	$126,595	$(216)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2013
Money market funds (a)	$12,691	$—	$—	$12,691
Corporate bonds and notes	—	71,624	—	71,624
Municipal bonds	—	302,055	—	302,055
Federal agency issues	—	104,282	—	104,282

Total	$12,691	$477,961	$—	$490,652

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2012
Money market funds (a)	$38,835	$—	$—	$38,835
Corporate bonds and notes	—	129,975	—	129,975
Municipal bonds	—	141,364	—	141,364
Federal agency issues	—	108,483	—	108,483
Auction rate securities	—	—	1,350	1,350

Total	$38,835	$379,822	$1,350	$420,007

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The Company’s Level 1 assets include money market instruments. Level 2 assets consist of marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and municipal bonds. Level 2 securities are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. As of June 30, 2013 and 2012, the investments which were measured using unobservable (Level 3) inputs were limited to the Company’s investment in auction rate securities. These investments are measured at an amount based on valuations which approximate fair value. In April 2013 the Company sold its auction rate securities at par. There was no change in the composition of the Company’s Level 3 assets during the periods ended June 30, 2012 and 2011.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

(4)	Goodwill and Other Intangible Assets

Goodwill

At June 30, 2013, the Company had goodwill of $56,850,000 recorded as a result of the acquisition of Rules-Based Medicine, Inc. that was completed on May 31, 2011 (see Note 12). The Company assessed goodwill for impairment in accordance with the appropriate guidance (see Note 1(g)) and recorded no impairment of goodwill for the period ended June 30, 2013.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development and trademarks. Certain of these intangible assets were recorded as part of the Company’s purchase of Rules-Based Medicine, Inc. (“RBM”) on May 31, 2011 (see Note 12). As part of the Company’s annual impairment analysis of intangible assets it was determined that the Company’s trademarks acquired in conjunction with the purchase of RBM had an estimated remaining useful life of approximately 15 years. Accordingly, these trademarks were reclassified from indefinite lived or unamortizable intangible assets to finite lived or amortizable intangible assets as of June 30, 2013. The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets and the classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned.

In December 2012, the Company notified the licensor of the Company’s OnDose product of the Company’s intent to terminate the license agreement, and as a result, recorded an impairment charge of approximately $1,490,000 associated with the purchased license agreement. The fair value was estimated for the license agreement using the undiscounted future cash flows method, under which the Company determined that the fair value was less than the carrying value. The impairment is included in research and development in the condensed consolidated statement of comprehensive income and is part of the molecular diagnostic segment. The following summarizes the amounts reported as intangible assets:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
at June 30, 2013
Purchased licenses and technologies	$4,500	$(2,644)	$1,856
Customer relationships	4,650	(976)	3,674
Trademarks	3,000	—	3,000

Total amortized intangible assets	12,150	(3,620)	8,530

In-process research and development	4,800	—	4,800

Total unamortized intangible assets	4,800	—	4,800

Total intangible assets	$16,950	$(3,620)	$13,330

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
at June 30, 2012
Purchased licenses and technologies	$6,500	$(2,724)	$3,776
Customer relationships	4,650	(504)	4,146

Total amortized intangible assets	11,150	(3,228)	7,922

Trademarks	3,000	—	3,000
In-process research and development	4,800	—	4,800

Total unamortized intangible assets	7,800	—	7,800

Total intangible assets	$18,950	$(3,228)	$15,722

As of June 30, 2013 the weighted average remaining amortization period for purchased licenses and technologies and customer relationships is approximately 10 years.

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended June 30,
(In thousands)	2013	2012	2011
Amortization on intangible assets	$895	$1,100	$386

Future estimated amortization expense as of June 30, 2013 for the five succeeding fiscal years is as follows:

(In thousands)
Fiscal year ending:
2014	$978
2015	978
2016	978
2017	978
2018	978

$4,890

(5)	Leases

The Company leases office and laboratory space under five non-cancelable operating leases, with terms that expire between 2017 and 2025 in Salt Lake City, Utah, one cancelable lease for office and laboratory space with a term of five years in Munich, Germany, and three non-cancelable operating leases for Myriad RBM for office and laboratory space that expire between 2015 and 2017 in Austin, Texas; Saranac Lake, New York; and Reutlingen, Germany. The Company also maintains lease agreements that expire between 2013 and 2018 for administrative offices in Zurich, Switzerland; Paris, France; Madrid, Spain; and Milan, Italy. Furthermore, the Company leases information technology equipment under two non-cancelable leases, with terms that expire in 2016.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

The following is a summary of the Company’s rental expense for the fiscal years reported:

	Years Ended June 30,
(In thousands)	2013	2012	2011
Rental expense	$8,155	$6,819	$5,548

Future minimum lease payments under the Company’s current leases as of June 30, 2013 are as follows:

(In thousands)
Fiscal year ending:
2014	$9,446
2015	9,642
2016	8,994
2017	8,959
2018	5,684
Thereafter	30,455

$73,180

(6)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2012, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 4,500,000. As of June 30, 2013, a total of 4,486,733 shares of common stock are reserved for issuance under the 2010 Plan. In addition, as of June 30, 2013, the Company may grant up to 7,286,907 additional shares under the 2010 Plan if options previously granted under the Company’s terminated 2002 Amended and Restated Employee, Director and Consultant Stock Option Plan or 2003 Employee, Director and Consultant Option Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company. The exercise price of options granted in 2013, 2012 and 2011 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years. Options granted after December 5, 2012 generally expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30:

	2013	2012	2011
Risk-free interest rate	0.8%	1.0%	1.8%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	4.2 - 4.7	4.2 - 4.6	4.2 - 4.4
Expected volatility	44%	44%	43%

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

Expected option lives and volatilities are based on historical data of the Company and other factors.

A summary of activity is as follows:

	2013		2012		2011
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	15,233,281	$19.32	14,453,913	$18.22	14,116,938	$18.03
Options granted	2,957,623	27.09	3,188,160	20.42	3,102,440	17.63
Less:
Options exercised	(3,490,495)	15.65	(1,852,245)	11.94	(1,876,303)	12.06
Options canceled or expired	(265,439)	22.26	(556,547)	21.48	(889,162)	26.09

Options outstanding at end of year	14,434,970	21.75	15,233,281	19.32	14,453,913	18.22

Options exercisable at end of year	7,480,472	20.51	8,397,678	18.01	7,794,782	15.53
Options vested and expected to vest	13,543,852	21.58	14,514,637	19.28	13,662,687	18.10
Weighted average fair value of options granted during the year		9.87		7.47		6.61

The following table summarizes information about stock options outstanding at June 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2013	Weighted average exercise price
$3.97 - 18.00	4,010,323	5.69	$14.48	2,705,177	$13.16
18.06 - 22.93	3,814,080	7.05	20.15	2,056,757	20.71
22.97 - 27.07	4,487,807	8.40	25.71	1,048,628	23.63
27.61 - 32.17	2,122,760	6.24	29.98	1,669,910	30.20

	14,434,970	6.97		7,480,472	20.51

Options exercisable at June 30, 2013 had a weighted average remaining contractual life of 5.67 years.

Share-based compensation expense recognized and included in the consolidated statements of comprehensive income for the fiscal years ended June 30, 2013, 2012 and 2011 was as follows:

	Years Ended June 30,
(In thousands)	2013	2012	2011
Cost of molecular diagnostic testing	$1,030	$1,158	$1,200
Cost of companion diagnostic services	219	85	—
Research and development expense	3,246	3,350	3,902
Selling, general, and administrative expense	22,117	21,682	19,986

Total share-based compensation expense	$26,612	$26,275	$25,088

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

The Company has unrecognized share-based compensation cost related to share-based compensation granted under its current plans. The estimated unrecognized share-based compensation cost and related weighted average recognition period, aggregate intrinsic value of options outstanding, and aggregate intrinsic value of options that are fully vested for the year ended June 30, 2013 is as follows:

(In thousands)	As of June 30, 2013

Unrecognized share-based compensation cost	$34,445
Aggregate intrinsic value of options outstanding	$81,063
Aggregate intrinsic value of options fully vested	$53,154

The estimated unrecognized share-based compensation cost will be recognized over a weighted-average period of 2.3 years.

The total intrinsic value of options exercised during 2013, 2012 and 2011 was as follows:

	Years Ended June 30,
(In thousands)	2013	2012	2011
Total intrinsic value of options exercised	$51,785	$21,575	$20,215

The Company also had an Employee Stock Purchase Plan that was approved by shareholders in 1995 (the “1995 Purchase Plan”), and subsequently amended, under which 2,000,000 shares of common stock had been authorized. On November 30, 2012, 82,000 shares were purchased under the 1995 Purchase Plan. As of December 5, 2012, a total of 1,990,000 shares of common stock had been issued under the 1995 Purchase Plan when it was terminated. On December 5, 2012, following the shareholder approval, the Company’s adopted the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”), under which 2,000,000 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. At June 30, 2013, a total of 67,000 shares of common stock had been purchased under the 2012 Plan. Shares purchased under and compensation expense associated with the 1995 and 2012 Plans for the years reported are as follows:

	Years Ended June 30,
(In thousands)	2013	2012	2011
Shares purchased under the Plans	149	161	145
Plan compensation expense	$885	$892	$807

The fair value of shares issued under the Plan that was in effect for each period reported was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rate	0.1%	0.1%	0.1%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	37%	30%	35%

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

(7)	Stockholders’ Equity

Stock Repurchase Program

The Company previously announced the following stock repurchase programs for its common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100,000,000	August 2010
August 2010	$100,000,000	February 2011
March 2011	$100,000,000	September 2011
August 2011	$200,000,000	January 2013
February 2013	$200,000,000	ongoing

Total:	$700,000,000

In January 2013, the Company completed its fourth share repurchase program, which authorized the repurchase of up to $200 million of the Company’s common stock. From July 2012 through January 2013, the Company repurchased $99,648,000 worth of shares under this program. In February 2013, the Company’s Board of Directors authorized a fifth share repurchase program of $200 million of the Company’s outstanding common stock. The Company plans to repurchase the $200 million of its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of June 30, 2013, the Company has repurchased $46,620,000 of shares under the current $200 million share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended June 30, 2013, 2012 and 2011 were as follows:

	Year ended June 30,
(In thousands)	2013	2012	2011
Shares purchased and retired	5,632	5,688	9,824
Common stock and additional paid-in-capital reductions	$42,679	$42,262	$71,615
Charges to retained earnings	$103,589	$86,205	$128,875

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

(8)	Income Taxes

Income tax expense consists of the following:

	Year ended June 30,
(In thousands)	2013	2012	2011
Current:
Federal	$80,333	$67,492	$61,172
State	6,021	4,647	3,444

Total Current	86,354	72,139	64,616

Deferred:
Federal	660	(2,192)	27,370
State	(431)	2,326	1,979
Foreign	(2,051)	(1,735)	—
Change in valuation allowance	1,605	1,851	(35,024)

Total Deferred	(217)	250	(5,675)

Total income tax expense	$86,137	$72,389	$58,941

Income (loss) before income taxes consists of the following:

	Year ended June 30,
(In thousands)	2013	2012	2011
United States	$243,556	$189,702	$159,973
Foreign	(10,280)	(5,162)	(322)

	233,276	184,540	159,651

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of comprehensive income were as follows:

	Year ended June 30,
	2013	2012	2011
Federal income tax expense at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	2.7	2.7
Research and development credits, net of the federal tax on state credits	(1.0)	(1.3)	(0.9)
Uncertain tax positions, net of federal benefit on state positions	0.2	0.2	0.3
Incentive stock option and employee stock purchase plan expense	(0.5)	1.0	2.1
Change in valuation allowance	0.7	1.0	(2.1)
Other, net	0.8	0.6	(0.1)

	36.9%	39.2%	37.0%

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following at June 30, 2013 and 2012:

	Year ended June 30,
(In thousands)	2013	2012
Net operating loss carryforwards	$8,336	$7,781
Property, plant and equipment	3,103	2,781
Accrued vacation	1,269	979
Allowance for doubtful accounts	2,771	1,725
Stock compensation expense	21,135	21,353
Capital loss carryover	1,424	1,553
Research and development credits	5,367	5,365
Uncertain state tax positions	1,247	1,216
Other, net	205	80

Total gross deferred tax assets	44,857	42,833
Less valuation allowance	(8,218)	(6,613)

Net deferred tax assets	$36,639	$36,220

Due to sustained positive operating performance and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of certain of its deferred income tax assets will be realized. For the years ended June 30, 2013 and 2012, the Company’s valuation allowance increased by $1,605,000 and $1,851,000, respectively, primarily due to foreign net operating losses, for which the Company concluded it was more likely than not that the benefits of the losses will not be realized. For the year ended June 30, 2011, the Company’s valuation allowance decreased by $35,024,000, which was primarily attributable to the realization of net operating losses from excess tax benefits.

For the years ended June 30, 2013 and 2012, the Company realized $7,888,000 and $34,193,000, respectively, of excess tax benefits from stock-based compensation as a reduction of taxes payable. Excess tax benefits from stock based compensation are credited directly to additional paid-in-capital. The Company has adopted the with-and-without tax allocation approach for excess tax benefits, which results in the windfall tax benefits being utilized last after considering all other tax attributes available to the Company.

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

The Company adopted Statement 123(R) on July 1, 2005. Prior to the adoption of Statement 123(R), the Company recorded deferred tax assets for net operating losses attributable to stock-based compensation excess tax benefits and a corresponding valuation allowance. According to guidance, the valuation allowance attributable to these excess tax benefits is not reversed until the excess tax benefits are realized as a reduction of taxes payable. During the year ended June 30, 2011, the Company realized a significant portion of the excess tax benefits attributable to the periods prior to the adoption of Statement 123(R) and reversed the corresponding valuation allowance. The following table presents a reconciliation of income tax expense to reflect the realization of the deferred tax asset related to these excess tax benefits and the corresponding change in valuation allowance:

	Years ended June 30,
(in thousands)	2013	2012	2011
Total current tax expense	$86,354	$72,139	$64,616
Deferred tax expense (benefit):
Deferred tax expense attributable to realization of stock-based compensation excess tax benefits due to utilization of net operating loss carryforward deferred tax assets—credited to additional paid-in capital	—	—	31,653
Other deferred tax expense	(1,822)	(1,601)	(2,304)

Net deferred tax expense (benefit) before change in valuation allowance	(1,822)	(1,601)	29,349

Decrease in valuation allowance attributable to stock-based compensation tax benefits—credited to additional paid-in capital	—	—	(31,653)
Change in valuation allowance attributable to income tax expense (benefit)	1,605	1,851	(3,371)

Net increase (decrease) in valuation allowance	1,605	1,851	(35,024)

Total deferred tax expense (benefit)	(217)	250	(5,675)

Total income tax expense	$86,137	$72,389	$58,941

On May 31, 2011, the Company acquired 100% of the stock of Rules-Based Medicine, Inc. (“RBM”.) Certain of RBM’s assets and liabilities have tax bases that differ from the recorded bases for book purposes and RBM had certain net operating loss and credit carryforwards at acquisition. A net deferred tax asset of $2,104,000 was recorded in the purchase accounting and included in the Company’s total deferred tax asset balance.

At June 30, 2013, the Company had total federal and alternative minimum tax net operating loss carryforwards of approximately $3,753,000. This federal net operating loss carryforward results from the acquisition of RBM at May 31, 2011 and is subject to the limitations imposed by Section 382 of the Internal Revenue Code. If not utilized, this net operating loss carryforward expires beginning in 2030 through 2031. The Company has foreign net operating loss carryforwards in various countries totaling $16,331,000, which carryforwards expire at various dates. A valuation allowance has been established on all foreign net operating loss carryforwards. The Company had Utah net operating loss carryforwards of approximately $229,900,000. If not utilized, these operating loss carryforwards expire beginning in 2015 through 2025.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

None of the Utah net operating loss carryforwards are subject to the limitations imposed by Section 382 of the Internal Revenue Code. The Company had approximately $8,257,000 of Utah research and development tax credit carryforwards, which can be carried forward to reduce Utah income taxes. Upon utilization to reduce Utah income tax, there will be a corresponding federal tax due resulting in a net benefit from Utah credits of $5,367,000. If not utilized, the Utah research and development tax credit carryforwards expire beginning in 2022 through 2028.

All of the Utah net operating loss carryforwards are ‘excess tax benefits’ as defined by ASC guidance and, if realized in future years, will be recognized as a credit to additional paid-in capital. Approximately $92,557,000 of the Utah net operating loss ‘excess tax benefits’ are attributable to periods prior to adoption of guidance limiting recognition of the deferred tax asset and are included in deferred tax assets (prior to any offset by valuation allowance.) The remaining $137,343,000 of Utah net operating loss ‘excess tax benefits’ are not included in deferred tax assets and will be recognized only upon realization of the tax benefit.

The Company’s deferred tax asset for the Utah net operating loss ‘excess tax benefits’ attributable to periods prior to the adoption of the standard is approximately $3,008,000 and is offset by a full valuation allowance at June 30, 2013. If the ‘excess tax benefits’ are recognized as additional paid-in-capital in future years, the corresponding valuation allowance will be reversed. At June 30, 2013, the Company has a valuation allowance of $1,424,000 offsetting its capital loss carryforward. The capital loss carryforward expires in the year ended June 30, 2014 and the Company does not expect to have capital gains to offset the loss prior to expiration of the carryforward period. At June 30, 2013, the Company also has a valuation allowance of $3,786,000 offsetting its foreign net operating loss carryforwards.

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

	Year ended June 30,
(In thousands)	2013	2012	2011
Unrecognized tax benefits at the beginning of year	$10,208	$9,648	$9,797
Gross increases—current year tax positions	$710	560	—
Gross increases—prior year tax positions	—	—	848
Decreases related to settlements	—	—	(997)

Unrecognized tax benefits at end of year	$10,918	$10,208	$9,648

Interest and penalties in year-end balance	$270	$—	$—

Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations. The 2009 through 2012 tax years remain subject to examination at June 30, 2013. The Company’s New York State income tax returns for the years ended June 30, 2007, 2008 and 2009 are currently under examination by the New York State Department of Taxation and Finance. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The Company’s U.S. federal tax return, U.K. income tax return and all other state tax returns are not currently under examination.

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

	Years ended June 30,
(In thousands)	2013	2012	2011
Deferred savings plan Company contributions	$3,450	$2,955	$2,283

(10)	Segment and Related Information

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

(In thousands)	Research	Molecular diagnostics	Companion diagnostics	Total
Year ended June 30, 2013:
Revenues	$—	$582,392	$30,773	$613,165
Depreciation and amortization	2,182	4,974	1,733	8,889
Segment operating income (loss)	(56,428)	291,509	(7,079)	228,002
Year ended June 30, 2012:
Revenues	$—	$472,390	$23,615	$496,005
Depreciation and amortization	2,021	5,395	1,653	9,069
Segment operating income (loss)	(49,231)	237,737	(8,188)	180,318
Year ended June 30, 2011:
Revenues	$—	$400,046	$2,038	$402,084
Depreciation and amortization	1,976	5,105	138	7,219
Segment operating income (loss)	(48,651)	206,840	(411)	157,778

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

	Years Ended June 30,
(In thousands)	2013	2012	2011
Total operating income for reportable segments	$228,002	$180,318	$157,778
Unallocated amounts:
Interest income	5,497	4,629	2,226
Other	(223)	(407)	(353)

Income from operations before income taxes	233,276	184,540	159,651

Income tax provision	86,137	72,389	58,941

Net income	$147,139	$112,151	$100,710

The following table sets forth a comparison of balance sheet assets by operating segment:

	June 30,
(In thousands)	2013	2012
Net equipment and leasehold improvements:
Research	$8,590	$8,924
Molecular diagnostics	15,769	12,852
Companion diagnostics	3,243	2,455

Total	$27,602	$24,231

Total Assets:
Research	$82,517	$77,221
Molecular diagnostics	110,329	72,777
Companion diagnostics	79,911	86,413

Total	$272,757	$236,411

The following table reconciles assets by operating segment to total assets:

	June 30,
(In thousands)	2013	2012
Total assets by segment	$272,757	$236,411
Cash, cash equivalents, and marketable investment securities (1)	531,064	454,224

Total	$803,821	$690,635

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The majority of the Company’s revenues were derived from the sale of molecular diagnostic tests in the United States. There were no customers that accounted for greater than 10% of revenue in the years ended June 30, 2013, 2012 and 2011.

Additionally, the majority of the Company’s long-lived assets are located in the United States.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

(11)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2013, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

At the time of acquisition, amortizable intangible assets consisted of customer relationships and technology with an estimated useful life of approximately 10 and 8 years, respectively. Indefinite life assets of consisted of trademarks and in-process research and development assets. As part of the Company’s annual impairment analysis of intangible assets it was determined that the trademarks had an estimated useful life of approximately 15 years. Accordingly these trademarks were reclassified from indefinite lived intangible assets to amortizable intangible assets as of June 30, 2013 (see Note 4).

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

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

Because the option to purchase Crescendo is contingently exercisable by the Company under the Option Agreement, and repayment of the term loan will be accelerated if the option is exercised, the Company has recorded the Option Agreement at fair value as of September 8, 2011 in other assets on the consolidated balance sheet. The fair value of the Option Agreement of $8,000,000 was determined utilizing valuation models, including the market and income based approaches, which utilize various inputs including projected income, volatility, risk free rates and projected terms. Under the applicable accounting guidance the Company has an initial policy decision to either re-value the Option Agreement each reporting period or carry the Option Agreement at the original recorded amount and periodically assess the Option Agreement for impairment. The Company has elected to periodically evaluate the Option Agreement for impairment. No impairment indicators were noted at June 30, 2013.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

The residual $17,000,000 value of the term loan has been classified as a note receivable on the consolidated balance sheets as of June 30, 2013 and 2012. The Company recorded interest income related to accretion of the note receivable and the stated interest rates for the years ended June 30, 2013 and 2012 of $4,411,000 and $3,250,000 in the consolidated comprehensive income statement. The Company is also utilizing the effective interest method to accrete the discount portion of the note receivable through interest income over the three-year term of the Company’s option to acquire Crescendo under the Option Agreement. The note receivable is evaluated for collectability each reporting period based on qualitative and quantitative factors. If the Company determines that the note receivable and any accrued interest is not collectible, such amount will be written off in the period that such a determination is made. No amounts related to the note receivable or accrued interest were written off during the fiscal years ended June 30, 2013 and 2012.

(14)	Cost Basis Investment

In April 2013, the Company acquired approximately 28 million shares of Series E preferred stock of RainDance Technologies, Inc. (“RainDance”) of Lexington, Massachusetts, for $5,000,000. RainDance provides high-throughput picodroplet-based technology that can encapsulate a single molecule, cell or reaction and be digitally analyzed and sorted one at a time. The Series E shares purchased by the Company represent less than 5% of the total shares outstanding of RainDance’s capital stock. Subsequent to the investment the Company evaluated its relationship with RainDance and determined it did not have significant influence over the operations of RainDance. The Company’s investment in RainDance has been recorded under the cost method as an “Other Asset” on the Company’s consolidated balance sheet. The Company will periodically evaluate the investment for impairment. No impairment indicators were noted at June 30, 2013.

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2013, 2012, and 2011

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2013	$4,600	$33,294	($30,394)	$7,500
Year ended June 30, 2012	$3,700	$24,742	($23,842)	$4,600
Year ended June 30, 2011	$4,400	$16,183	($16,883)	$3,700

(1)	Represents amounts written off against the allowance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

2.1	Agreement and Plan of Merger dated as of April 27, 2011, by and among the Company, Myriad RBM, Inc., Rules-Based Medicine, Inc. and Mark Chandler, Ph.D.**		8-K (Exhibit 2.1)	05/03/11	000-26642

3.1	Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	08/15/11	000-26642

3.2	Restated By-Laws		8-K (Exhibit 3.1)	02/28/11	000-26642

4.1	Specimen common stock certificate		10-K (Exhibit 4.1)	08/15/11	000-26642
Lease Agreements

10.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642

10.2	Amendment to Lease Agreement, dated March 29, 1996 between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.3)	11/08/96	000-26642

10.3	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642

10.4	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Foothill Associates, Ltd.		10-Q (Exhibit 10.1)	11/12/98	000-26642

10.5	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Research Park Associates VI, L.C.		10-Q (Exhibit 10.2)	11/12/98	000-26642

10.6	Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust), dated June 24, 1998, between the Registrant and Wells Fargo Bank, National Association		10-Q (Exhibit 10.3)	11/12/98	000-26642

10.7	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.8		Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.2)	05/15/01	000-26642

10.9		Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

10.10		Letter of Understanding regarding Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642

10.11	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642

	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642

10.12	.1	Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		8-K (Exhibit 10.2)	07/07/09	000-26642

	.2	Amendment No. 1, dated November 11, 2009, to Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		10-K (Exhibit 10.12.2)	08/12/10	000-26642

	.3	Amendment No. 2, dated February 19, 2010, to Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		10-K (Exhibit 10.12.3)	08/12/10	000-26642

Agreements with Respect to Collaborations, Licenses, Research and Development

10.13		Exclusive License Agreement, dated October 8, 1991, between the Registrant and the University of Utah Research Foundation, as amended (Breast Cancer—BRCA1)*		S-1 (Exhibit 10.13)	10/05/95	33-95970

10.14		Exclusive License Agreement, dated November 23, 1994, between the Registrant and the University of Utah Research Foundation (Breast Cancer—BRCA2)*		S-1 (Exhibit 10.17)	10/05/95	33-95970

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.15		Exclusive License Agreement, dated March 15, 1995, between the Registrant and the Hospital for Sick Children*		10-Q (Exhibit 10.1)	11/01/07	000-26642

10.16		Exclusive License Agreement, dated January 6, 1995, between the Registrant and Endorecherche*		10-Q (Exhibit 10.2)	11/01/07	000-26642

10.17		Exclusive License Agreement, dated March 13, 1996, between the Registrant and The Trustees of the University of Pennsylvania*		10-Q (Exhibit 10.3)	11/01/07	000-26642

Agreements with Executive Officers and Directors

10.18		Employment Agreement, dated May 15, 1993, between the Registrant, Myriad Genetic Laboratories, Inc. and Peter D. Meldrum+		S-1 (Exhibit 10.3)	10/05/95	33-95970

10.19		Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and James S. Evans dated March 3, 1995+		8-K (Exhibit 10.1)	11/06/07	000-26642

10.20		Employment Agreement, dated November 5, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Richard M. Marsh+		10-K (Exhibit 10.27)	08/25/09	000-26642

10.21		Employment Agreement, dated October 1, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Mark. C. Capone+		10-K (Exhibit 10.28)	08/25/09	000-26642

10.22		Employment Agreement, dated September 2, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Jerry S. Lanchbury, Ph.D.+		10-K (Exhibit 10.22)	08/15/2011	000-26642

10.23	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642

	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642

10.24		Executive Retention Agreement, dated November 17, 2006, between the Registrant and Mark. C. Capone+		10-Q (Exhibit 10.1)	02/06/07	000-26642

10.25		Non-Employee Director Compensation Policy+		10-Q (Exhibit 10.1)	11/02/11	000-26642

10.26		Form of director and executive officer indemnification agreement		10-K (Exhibit 10.34)	08/25/09	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

Equity Compensation Plans

10.27	.1	2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”)+		10-K (Exhibit 10.1)	09/27/02	000-26642

	.2	Form of Incentive Stock Option Agreement under the 2002 Plan+		10-Q (Exhibit 10.9)	11/01/07	000-26642

	.3	Form of Non-Qualified Stock Option Agreement under the 2002 Plan+		10-Q (Exhibit 10.10)	11/01/07	000-26642

10.28	.1	2003 Employee, Director and Consultant Stock Option Plan, as amended (the “2003 Plan”)+		10-Q (Exhibit 10.1)	02/3/10	000-26642

	.2	Form of Incentive Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.7)	11/01/07	000-26642

	.3	Form of Non-Qualified Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.8)	11/01/07	000-26642

10.29	.1	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”)+		8-K (Exhibit 10.1)	12/07/12	000-26642

	.2	Form of Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.3)	02/01/11	000-26642

	.3	Form of Director Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.4)	02/01/11	000-26642

10.30		2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.2)	12/07/12	000-26642

10.31		2013 Executive Incentive Plan+		8-K (Exhibit 10.3)	12/07/12	000-26642

Other

21.1		List of Subsidiaries of the Registrant	X

23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

101	The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in XBRL (Xtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

(+)	Management contract or compensatory plan arrangement.
(@)	The agreements with all executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(**)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of any such schedules or exhibits to the U.S. Securities and Exchange Commission upon request.