Form 10-Q
period 2013-09-30
MYRIAD GENETICS INC
filed 2013-11-12
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013 the registrant had 74,753,490 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)
	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$84,987	$104,073
Marketable investment securities	272,031	268,243
Prepaid expenses	4,857	5,963
Trade accounts receivable, less allowance for doubtful accounts of $8,900 at Sep. 30, 2013 and $7,500 at Jun. 30, 2013	86,218	94,333
Deferred taxes	8,768	8,007
Other receivables	1,814	3,373

Total current assets	458,675	483,992

Equipment and leasehold improvements:
Equipment	70,764	65,903
Leasehold improvements	18,340	18,294

	89,104	84,197
Less accumulated depreciation	58,429	56,595

Net equipment and leasehold improvements	30,675	27,602

Long-term marketable investment securities	158,566	158,748
Long-term deferred taxes	28,473	28,632
Note receivable	22,333	21,667
Other assets	13,000	13,000
Intangibles, net	13,086	13,330
Goodwill	56,850	56,850

Total assets	$781,658	$803,821

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,745	$18,132
Accrued liabilities	59,390	44,334
Deferred revenue	895	2,043

Total current liabilities	79,030	64,509

Unrecognized tax benefits	12,356	10,718

Total liabilities	91,386	75,227

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Sep. 30, 2013 and Jun. 30, 2013, issued and outstanding 76,815 at Sep. 30, 2013 and 80,577 at Jun. 30, 2013	768	806
Additional paid-in capital	675,184	697,346
Accumulated other comprehensive income (loss)	365	(424)
Retained earnings	13,955	30,866

Total stockholders’ equity	690,272	728,594

	$781,658	$803,821

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except per share amounts)	September 30,
	2013	2012
Molecular diagnostic testing	$192,987	$127,268
Companion diagnostic services	9,480	6,169

Total revenue	202,467	133,437
Costs and expenses:
Cost of molecular diagnostic testing	21,439	13,932
Cost of companion diagnostic services	4,042	3,395
Research and development expense	16,803	11,400
Selling, general, and administrative expense	77,279	56,128

Total costs and expenses	119,563	84,855

Operating income	82,904	48,582
Other income (expense):
Interest income	1,362	1,368
Other	(439)	(128)

Total other income	923	1,240
Income before income taxes	83,827	49,822
Income tax provision	28,362	19,686

Net income	$55,465	$30,136

Earnings per share:
Basic	$0.70	$0.37
Diluted	$0.68	$0.36
Weighted average shares outstanding
Basic	79,575	81,572
Diluted	81,798	83,914
Net income	$55,465	$30,136
Comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(285)	83
Change in foreign currency translation adjustment, net of tax	(504)	208

Comprehensive income	$54,676	$30,427

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$55,465	$30,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,372	2,211
Loss on disposition of assets	40	1
Share-based compensation expense	6,935	6,600
Bad debt expense	11,494	7,195
Accreted interest on note receivable	(666)	(667)
Unrecognized tax benefits	1,638	130
Excess tax benefit from share-based compensation	(14)	(463)
Deferred income taxes	(588)	2,224
Changes in operating assets and liabilities:
Prepaid expenses	1,106	169
Trade accounts receivable	(3,379)	(9,260)
Other receivables	1,558	690
Accounts payable	613	945
Accrued liabilities	15,056	10,224
Deferred revenue	(1,148)	1,221

Net cash provided by operating activities	90,482	51,356

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(5,265)	(2,461)
Purchases of marketable investment securities	(60,142)	(126,903)
Proceeds from maturities and sales of marketable investment securities	57,350	124,359

Net cash used in investing activities	(8,057)	(5,005)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	791	8,616
Excess tax benefit from share-based compensation	14	463
Repurchase and retirement of common stock	(102,316)	(46,199)

Net cash used in financing activities	(101,511)	(37,120)

Net (decrease)/increase in cash and cash equivalents	(19,086)	9,231
Cash and cash equivalents at beginning of period	104,073	86,352

Cash and cash equivalents at end of period	$84,987	$95,583

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Operating results for the three months ended September 30, 2013 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(2)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2013 and June 30, 2013 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
(In thousands)	cost	gains	losses	fair value
At September 30, 2013:
Cash and cash equivalents:
Cash	$71,176	$—	$—	$71,176
Cash equivalents	13,811	—	—	13,811

Total cash and cash equivalents	84,987	—	—	84,987

Available-for-sale securities:
Corporate bonds and notes	85,461	32	(18)	85,475
Municipal bonds	255,989	207	(215)	255,981
Federal agency issues	89,087	55	(1)	89,141

Total available-for-sale securities	430,537	294	(234)	430,597

Total cash, cash equivalents and available-for-sale securities	$515,524	$294	$(234)	$515,584

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
(In thousands)	cost	gains	losses	fair value
At June 30, 2013:
Cash and cash equivalents:
Cash	$40,412	$—	$—	$40,412
Cash equivalents	63,653	8	—	63,661

Total cash and cash equivalents	104,065	8	—	104,073

Available-for-sale securities:
Corporate bonds and notes	71,626	13	(15)	71,624
Municipal bonds	251,513	109	(537)	251,085
Federal agency issues	104,293	24	(35)	104,282

Total available-for-sale securities	427,432	146	(587)	426,991

Total cash, cash equivalents and available-for-sale securities	$531,497	$154	$(587)	$531,064

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at September 30, 2013:

	Amortized	Estimated
(In thousands)	cost	fair value
Cash	$71,176	$71,176
Cash equivalents	13,811	13,811
Available-for-sale:
Due within one year	271,918	272,031
Due after one year through five years	158,619	158,566
Due after five years	—	—

	$515,524	$515,584

(3)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2012, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 4,500,000. At September 30, 2013, 1,473,914 shares were available for issuance. In addition, as of September 30, 2013, the Company may grant up to 7,236,703 additional shares under the 2010 Plan if options previously granted under the Company’s 2003 Employee, Director and Consultant Option Plan are cancelled or expire without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Options under the plan granted prior to December 5, 2012 generally vest ratably over four years and expire ten years from the grant date. Options granted after December 5, 2012 generally vest ratably over four years and expire eight years from the grant date. The exercise price of options granted is equivalent to the fair market value of the stock on the grant date.

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2,000,000 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. As of September 30, 2013, approximately 67,000 shares of common stock have been issued under the 2012 Purchase Plan and approximately 1,933,000 were available for issuance.

A summary of the stock option activity under the Company’s plans for the three months ended September 30, 2013 is as follows:

		Weighted
	Number	average
	of	exercise
	shares	price
Options outstanding at June 30, 2013	14,434,970	$21.75
Options granted	3,119,553	26.54
Less:
Options exercised	43,301	18.27
Options canceled or expired	106,734	22.63

Options outstanding at September 30, 2013	17,404,488	$22.61

As of September 30, 2013, options to purchase 9,222,449 shares were vested and exercisable at a weighted average price of $21.05. As of September 30, 2013, there was $57,515,000 of total unrecognized share-based compensation expense related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.8 years.

Share-based compensation expense recognized and included in the condensed consolidated statements of income was allocated as follows:

	Three months ended
	September 30,
(In thousands)	2013	2012
Cost of molecular diagnostic testing	$223	$289
Cost of companion diagnostic services	62	58
Research and development expense	782	809
Selling, general, and administrative expense	5,868	5,444

Total share-based compensation expense	$6,935	$6,600

(4)	Stockholders’ Equity

Stock Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of $200 million of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of September 30, 2013, approximately $51.1 million remained available for repurchases under the program. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to retained earnings. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to retained earnings for the repurchases for the three months ended September 30, 2013 and 2012 were as follows:

	Three months ended
	September 30,
(In thousands)	2013	2012
Shares purchased and retired	3,806	1,836
Common stock and additional paid-in-capital reductions	$29,940	$13,750
Charges to retained earnings	$72,376	$32,449

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including the dilutive effect of common stock equivalents outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three months ended
	September 30,
(In thousands)	2013	2012
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	79,575	81,572
Effect of dilutive stock options	2,223	2,342

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	81,798	83,914

Certain outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended September 30, 2013 and 2012 because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended
	September 30,
(In thousands)	2013	2012
Anti-dilutive options excluded from EPS computation	5,351	3,929

(6)	Segment and Related Information

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

Segment revenue and operating income (loss) were as follows during the periods presented:

		Molecular	Companion
(In thousands)	Research	diagnostics	diagnostics	Total
Three months ended September 30, 2013:
Revenue	$—	$192,987	$9,480	$202,467
Depreciation and amortization	510	1,362	500	2,372
Segment operating income (loss)	(16,680)	97,746	1,838	82,904
Three months ended September 30, 2012:
Revenue	$—	$127,268	$6,169	$133,437
Depreciation and amortization	578	1,233	400	2,211
Segment operating income (loss)	(15,054)	65,683	(2,047)	48,582

	Three months ended
	September 30,
(In thousands)	2013	2012
Total operating income for reportable segments	$82,904	$48,582
Interest income	1,362	1,368
Other	(439)	(128)
Income tax provision	28,362	19,686

Net income	$55,465	$30,136

(7)	Fair Value Measurements

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

	Level 1	Level 2	Level 3	Total
(In thousands)
at September 30, 2013:
Money market funds (a)	$7,519	$—	$—	$7,519
Corporate bonds and notes	—	91,767	—	91,767
Municipal bonds	—	255,981	—	255,981
Federal agency issues	—	89,141	—	89,141

Total	$7,519	$436,889	$—	$444,408

	Level 1	Level 2	Level 3	Total
(In thousands)
at June 30, 2013:
Money market funds (a)	$12,691	$—	$—	$12,691
Corporate bonds and notes	—	71,624	—	71,624
Municipal bonds	—	302,055	—	302,055
Federal agency issues	—	104,282	—	104,282

Total	$12,691	$477,961	$—	$490,652

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(8)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of September 30, 2013, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

Income tax expense for the three months ended September 30, 2013 was $28,362,000, or approximately 34% of pre-tax income, compared to $19,686,000, for the three months ended September 30, 2012, or approximately 40% of pre-tax income. Income tax expense for the three months ended September 30, 2013 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2014, adjusted by discrete items recognized during the period. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, a deduction for the write-off of stock in a wholly-owned subsidiary recently divested, as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise and sale.

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

Goodwill

At September 30, 2013, the Company had recorded goodwill of $56,850,000 related to the acquisition of Myriad RBM, Inc. on May 31, 2011 (formerly Rules-Based Medicine, Inc.). There were no events or circumstances that indicated that impairment exists; therefore, the Company recorded no impairment of goodwill for the three months ended September 30, 2013.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and tradenames as well as non-amortizable intangible assets of in-process technologies and research and development. Certain of these intangible assets were recorded as part of the Company’s purchase of Rules-Based Medicine, Inc. on May 31, 2011. The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumlated
(In thousands)	Amount	Amortization	Net
September 30, 2013:
Purchased licenses and technologies	$4,500	$(2,722)	$1,778
Customer relationships	4,650	(1,092)	3,558
Trademarks	3,000	(50)	2,950

Total amortizable intangible assets	12,150	(3,864)	8,286

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$16,950	$(3,864)	$13,086

	Gross
	Carrying	Accumlated
(In thousands)	Amount	Amortization	Net
June 30, 2013:
Purchased licenses and technologies	$4,500	$(2,644)	$1,856
Customer relationships	4,650	(976)	3,674
Trademarks	3,000	—	3,000

Total amortizable intangible assets	12,150	(3,620)	8,530

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$16,950	$(3,620)	$13,330

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Three months ended
	September 30,
(In thousands)	2013	2012
Amortization on intangible assets	$244	$275

(11)	Term Loan and Option Agreement

On September 8, 2011, the Company issued a $25,000,000 term loan to Crescendo Bioscience, Inc. (“Crescendo”) of South San Francisco, CA under a Loan and Security Agreement (“Loan Agreement”) and also secured an exclusive three-year option to acquire Crescendo pursuant to a definitive merger agreement (the “Option Agreement”). The stated interest rate on the term loan is 7%. The fair value of the Option Agreement of $8,000,000 was determined utilizing valuation models at the time of the issuance, including the market and income based approaches, which utilize various inputs including projected income, volatility, risk free rates and projected terms. The Company periodically evaluates the Option Agreement for impairment. No impairment indicators were noted at September 30, 2013.

The residual $17,000,000 value of the term loan has been classified as a note receivable at its accreted value of $22,333,000 on the condensed consolidated balance sheet as of September 30, 2013. The Company recorded interest income related to accretion of the note receivable and the stated interest rate for the three months ended September 30, 2013 of $1,104,000 in the condensed consolidated statement of income. The Company is utilizing the effective interest method to accrete the discount portion of the note receivable through interest income over the three-year term of the Company’s option to acquire Crescendo under the Option Agreement. The note receivable is evaluated for collectability each reporting period. If the Company determines that the note receivable and any accrued interest is not collectible, such amount will be written off in the period that determination is made. No amounts related to the note receivable or accrued interest were written off during the three months ended September 30, 2013.

(12)	Cost Basis Investment

As of September 30, 2013, the Company had a $5,000,000 investment in RainDance Technologies, Inc. which has been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet. There were no events or circumstances that indicated that impairment exists; therefore, the Company recorded no impairment in the investment for the three months ended September 30, 2013.

(13)	Subsequent Event

In November 2013, the Company completed its fifth share repurchase program. In November 2013, the Company announced that its Board of Directors authorized the repurchase of an additional $300 million of the Company’s outstanding common stock. The Company plans to repurchase up to $300 million of shares of its common stock from time-to-time in open market purchases or privately negotiated purchases as determined by the Company’s management. The amount and timing of the stock repurchase will depend on business and market conditions, trading restrictions, acquisition activity and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading molecular diagnostic company dedicated to making a difference in patients’ lives through the discovery and commercialization of transformative tests which assess a person’s risk of developing disease, accurately diagnose disease, guide treatment decisions and assess risk of disease progression and recurrence. We believe in improving healthcare for patients by providing physicians with critical information to solve unmet medical needs. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these genes, proteins, and pathways will enable us to develop novel molecular diagnostic tests.

Our goal is to provide physicians with critical information that may guide the healthcare management of their patients to prevent disease, diagnose the disease at an earlier stage, determine the most appropriate therapy, or assess the aggressiveness of their disease. Our proprietary technologies, including DNA, RNA and protein analysis, help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. We use this information to guide the development of new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow and expand our existing products and markets. Second, we are developing our business internationally and have recently established operations in Europe and Canada. Finally, we intend to continually launch new potentially transformative products across a diverse set of disease indications, complementing our current businesses in oncology, women’s health and urology.

Products and Services

We offer ten primary commercial molecular diagnostic tests, including seven predictive medicine tests, two personalized medicine tests, and one prognostic medicine test. We market these tests in the United States through our own sales force of approximately 400 people. We have also established commercial laboratory operations in Munich, Germany and international headquarters in Zurich, Switzerland. We currently market our BRACAnalysis®, COLARIS®, COLARIS AP®, and Prolaris® products through our own sales force in Europe and have entered into distributor agreements with organizations in select Latin American, Asian and African countries.

Our ten commercial molecular diagnostic tests include:

•	myRiskTM Hereditary Cancer, our predictive medicine test for hereditary cancers including breast, colorectal, ovarian, endometrial, pancreatic, prostate, gastric and melanoma;

•	BRACAnalysis®, our predictive medicine test for hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine test for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine test for hereditary colorectal cancer;

•	MELARIS®, our predictive medicine test for hereditary melanoma;

•	PANEXIA™, our predictive medicine test for pancreatic cancer;

•	PREZEON®, our personalized medicine test to assess PTEN status for disease progression and drug response;

•	Prolaris®, our prognostic medicine test for prostate cancer;

•	Theraguide® 5-FU, our personalized medicine test for chemotherapy toxicity to 5-FU; and

•	BARTTM, our predictive medicine test for detecting large genomic rearrangements involved in hereditary breast and ovarian cancer.

On September 3, 2013, we launched myRisk Hereditary Cancer to 250 physician thought leaders as part of a staged product rollout. We intend to expand access to myRisk Hereditary Cancer throughout the fiscal year. On October 29, 2013, we launched myPlan™ Lung Cancer, a novel gene expression test designed to assist a physician in predicting the aggressiveness of a patient’s lung cancer, to leading oncologists throughout the United States. We also plan on introducing a third new test this calendar year, myPath™ Melanoma, a gene expression test that analyzes skin biopsy tissue for the purpose of aiding a dermatopathologist in the accurate diagnosis of melanoma.

Through our wholly owned subsidiary, Myriad RBM, Inc., we provide biomarker discovery and companion diagnostic services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of clinical samples from both diseased and non-diseased populations against our extensive menu of protein biomarkers. By analyzing the data generated from these tests, we attempt to discover biomarker patterns that may be used to identify patients who would likely respond to a particular therapy. In addition to the companion diagnostic research revenue received from analyzing these samples, we also use this information to create and validate new biomarkers that can aid us in the development of our own novel molecular diagnostic tests that could aid a physician in making diagnostic and treatment decisions.

Use of Resources

During the three months ended September 30, 2013, we devoted our resources to supporting and growing our molecular diagnostic and companion diagnostic businesses, as well as to the research and development of future molecular and companion diagnostic candidates. We have three reportable operating segments—research, molecular diagnostics and companion diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

For the three months ended September 30, 2013, we had net income of $55.5 million and diluted earnings per share of $0.68, compared to net income of $30.1 million and diluted earnings per share of $0.36 per share in the same period in the prior year. Net income and diluted earnings per share results for the three months ended September 30, 2013 included income tax expense of $28.4 million compared to $19.7 million for the same period in the prior year.

Share Repurchase

Under our current stock repurchase program, we repurchased $102.3 million of our outstanding common stock during the three months ended September 30, 2013. In connection with this stock repurchase program our board of directors authorized us to repurchase shares from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of September 30, 2013, we had $51.1 million remaining under the current stock repurchase authorization.

In November 2013, we announced that we had completed the remaining repurchase program and that our board of directors has authorized us to repurchase an additional $300 million of our outstanding common stock. In connection with this stock repurchase program; we have been authorized to repurchase shares through open market transactions or privately negotiated purchases, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No significant changes to our accounting policies took place during the period. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our companion diagnostic services. Total revenue for the three months ended September 30, 2013 was $202.5 million, compared to $133.4 million for the same three months in 2012. This 52% increase in revenue is primarily due to increased molecular diagnostic testing volume for our BRACAnalysis, BART, Colaris and Colaris AP tests, and an increase in companion diagnostic services due to increased research collaborations, as disclosed in the table below. We believe that our increased sales, marketing, and education efforts resulted in wider acceptance of our molecular diagnostic tests by the medical community and increased patient testing volumes. We also estimate that we recognized approximately $35 million of additional molecular diagnostic revenue during the three months ended September 30, 2013 in conjunction with celebrity publicity for our BRACAnalysis test, which we believe led to greater recognition and use of that test during the quarter and the impact of which we expect to wane in future periods. In addition, we estimate that molecular diagnostic revenue was negatively impacted by approximately $5 million during the same three months as a result of newly launched competitive tests and we expect that additional competitors may launch tests to compete with us in the future. These competitors have and may continue to offer competing tests at prices that are lower than what we currently charge, which could negatively impact our diagnostic revenue and/or result in reduced profit margins for our products in future periods. There can be no assurance that our revenue or earnings will continue to increase or remain at current levels.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the three months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,			% of Total Revenue
(In thousands)	2013	2012	% Change	2013	2012
Molecular diagnostic testing revenue:
BRACAnalysis	$149,579	$104,972	42%	74%	79%
COLARIS & COLARIS AP	14,338	12,081	19%	7%	9%
BART	24,772	7,623	225%	12%	6%
Other	4,298	2,592	66%	2%	2%

Total molecular diagnostic testing revenue	192,987	127,268	52%

Companion diagnostic service revenue	9,480	6,169	54%	5%	5%

Total revenue	$202,467	$133,437	52%	100%	100%

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Oncology and women’s health revenue was 56% and 44% of total molecular diagnostic testing revenue, respectively, during the three months ended September 30, 2013. Sales of molecular diagnostic tests in each market for the three months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,
(In thousands)	2013	2012	% Change
Molecular diagnostic testing revenue:
Oncology	$108,325	$83,375	30%
Women’s health	84,662	43,893	93%

Total molecular diagnostic testing revenue	$192,987	$127,268	52%

Certain prior period reclassifications to oncology and women’s health revenue have been made to conform to current period presentation.

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the three months ended September 30, 2013 was $21.4 million, compared to $13.9 million for the same three months in 2012. This increase of 54% in molecular diagnostic testing cost of revenue is due to the 52% increase in testing volumes. Our costs of companion diagnostic services include similar items. Cost of companion diagnostic services for the three months ended September 30, 2013 was $4.0 million, compared to $3.4 million for the same three months in 2012. This 18% increase in companion diagnostic testing cost of revenue is to support the 54% increase in companion diagnostic revenue. Many of the costs associated with the performance of our companion diagnostic services are fixed; consequently, gross margins will vary as we experience fluctuations in our companion diagnostic service revenue.

Our cost of revenue may also fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests such as myRisk Hereditary Cancer which was launched in September 2013, testing volumes in both molecular diagnostic and companion diagnostic segments, price changes of existing tests and services, changes in our costs associated with such tests and services and the adoption of new technologies and operating systems in our molecular diagnostic laboratories. There can be no assurance that gross profit margins will remain at current levels.

Our research and development expenses include costs incurred in maintaining and improving our current molecular diagnostic tests and costs incurred for the discovery, validation and development of our pipeline of molecular and companion diagnostic test candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the three months ended September 30, 2013 were $16.8 million compared to $11.4 million for same three months in 2012. This increase of 47% was primarily due to the following:

•	an increase of approximately $5.4 million in internal development activities and clinical studies to support our existing and future molecular diagnostic testing products;

•	an increase of $2.0 million due to external research and development activities to develop proprietary technologies for the myRiskTM Hereditary Cancer product; and

•	a decrease of approximately $2.0 million in internal development activities to support our companion diagnostic services business.

We expect that our research and development expenses will increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and companion diagnostic services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended September 30, 2013 were $77.3 million, compared to $56.1 million for the same three months in 2012. The increase in selling, general and administrative expense of 38% was due primarily to supporting the 52% increase in revenue and include:

•	an increase in sales and marketing expense of approximately $9.4 million due to various marketing initiatives, added sales force headcount and increased sales commissions associated with the increase in revenue;

•	an increase of approximately $4.5 million in other general administrative expenses;

•	an increase of approximately $4.2 million in bad debt expense;

•	an increase of approximately $1.7 million in legal fees associated with legal proceedings we have instituted or are defending related to our owned and licensed patents underlying our molecular diagnostic products; and

•	an increase of approximately $1.4 million in international administrative costs from our international operations.

We expect that our selling, general and administrative expenses will continue to fluctuate from quarter to quarter and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic and companion diagnostic launches, our efforts in support of our existing molecular diagnostic tests and companion diagnostic services, our litigation expenses as well as our continued international expansion efforts.

Other Income (Expense)

Interest income was $1.4 million for both the three months ended September 30, 2013 and September 30, 2012. Interest income consists primarily of interest income recorded from the note receivable from Crescendo Bioscience, Inc.

Income Tax Provision

Income tax expense for the three months ended September 30, 2013 was $28.4 million, for an effective income tax rate of approximately 34%, compared to income tax expense of $19.7 million or a 40% effective income tax rate in the same period in 2012. Our quarterly effective tax rate is a sum of the U.S. federal statutory rate of 35% and a blended state income tax rate of 4% offset by certain discrete items that are required to be separately recognized during the quarter in which they occurred including a deduction for the write-off of stock in a wholly-owned subsidiary recently divested. In addition, the current period income tax expense was benefited from the recognition of deductions from permanent differences generated from the exercise and disqualification of incentive stock options. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities were $515.6 million at September 30, 2013 compared to $531.1 million at June 30, 2013, which is a decrease of $15.5 million, or 3%. This decrease in cash, cash equivalents and marketable investment securities was attributable to the purchase of $102.3 million of our common stock under our share repurchase programs offset by cash collections from molecular and companion diagnostic sales.

Net cash provided by operating activities was $90.5 million during the three months ended September 30, 2013, compared to $51.4 million during the same three months in 2012. Our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization, which totaled $6.9 million and $2.4 million, respectively, during the three months ended September 30, 2013.

Our investing activities used cash of $8.1 million during the three months ended September 30, 2013 and $5.0 million during the same three months in 2012. Investing activities were comprised of capital expenditures for equipment and facilities of $5.3 million and net purchases of marketable investment securities of $2.8 million.

Financing activities used cash of $101.5 million during the three months ended September 30, 2013 and $37.1 million in the same three months in 2012. Cash utilized in financing activities during the three months ended September 30, 2013 was primarily due to the purchase of $102.3 million of our common stock through our share repurchase programs, partially offset by $0.8 million from cash provided primarily by the exercise of stock options.

We believe that our existing capital resources and net cash expected to be generated from sales of our molecular diagnostic tests and companion diagnostic services will be adequate to fund our current and planned operations for the next several years, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise additional funds. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure to sustain revenue growth or margins in our molecular diagnostic testing and companion diagnostic services businesses;

•	increased competition in our major markets or the introduction of technological innovations or new commercial tests by our competitors;

•	the timing and amount of repurchases of our common stock

•	the potential exercise of our option to acquire Crescendo Biosciences, Inc. and the costs associated with such acquisition;

•	termination of the licenses underlying our molecular diagnostic tests and companion diagnostic services or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	the costs and expenses incurred in supporting our existing molecular diagnostic tests and companion diagnostic services;

•	the progress, results and cost of developing and launching additional molecular diagnostic tests and offering additional companion diagnostic services;

•	potential business development activities, in-licensing agreements and acquisitions, such as our acquisition of Myriad RBM and our strategic debt investment and option to acquire Crescendo Biosciences, Inc., and our ability to successfully integrate and achieve the expected benefits of our business development activities, in-licensing agreements and acquisitions;

•	changes in the government regulatory approval process for our tests;

•	the progress, costs and results of our international expansion efforts;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and companion diagnostic services;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation that we are pursuing or against us;

•	changes in intellectual property laws covering our molecular diagnostic tests and companion diagnostic services and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers reimbursement levels for our tests; and

•	changes in structure of the healthcare system or healthcare payment systems.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and companion diagnostic services may decline or will not continue to increase at historical rates; risks related to changes in the governmental or private insurers reimbursement levels for our tests; risks related to increased competition and the development of competing test and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and companion diagnostic services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and companion diagnostic services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and companion diagnostic services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; the risk that we or our licensors may be unable to protect the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents or other intellectual property; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended September 30, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June  30, 2013, which is incorporated by reference herein.

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

PART II - Other Information

Item 1. Legal Proceedings

Background

Following the U.S. Supreme Court decision in June 2013 in Association for Molecular Pathology et al. v. Myriad Genetics, Inc. et al., several companies have commenced offering clinical diagnostic and genomic laboratory services, including the testing and analysis of the BRCA1 and BRCA2 genes, that purport to compete with our BRACAnalysis testing and services. We believe that these tests and services infringe various patent claims that we own or have exclusively licensed from the University of Utah Research Foundation, HSC Research and Development Limited Partnership (and affiliate of Hospital For Sick Children), the Trustees of the University of Pennsylvania, and Endorecherche, Inc. (collectively, the “Patent Owners”). Under our license agreements with the Patent Owners, we are responsible for pursuing these patent infringement litigations, defending any counterclaims and paying related costs. Accordingly, we have commenced several lawsuits or have received complaints from third parties seeking declaratory judgment, as described below.

Ambry Genetics Corporation

On July 9, 2013, we and the University of Utah Research Foundation, HSC Research and Development Limited Partnership (an affiliate of Hospital For Sick Children), the Trustees of the University of Pennsylvania, and Endorecherche, Inc.(collectively the “Patent Owners”) filed a complaint against Ambry Genetics Corporation in the United States District Court for the District of Utah, Central Division, alleging that Ambry’s testing services infringe various patent claims owned by the Patent Owners which relate to the BRCA1 and BRCA2 genes, and seeking an injunction against Ambry from selling any product or service that infringes the claims of these patents. We also requested a preliminary injunction to prevent Ambry from selling these testing services pending a final decision on the merits of the case. On August 5, 2013, Ambry filed an answer to the complaint, including affirmative defenses and counterclaims for antitrust violations of the Sherman Act (only against Myriad) based on the infringement suit filed against Ambry, and seeks declaratory judgments of invalidity and non-infringement with respect to the asserted patent claims, certain injunctive relief with respect to the asserted patent claims and an award of damages, fees and costs. The Patent Owners intend to vigorously enforce their patent rights against Ambry and defend the counterclaims asserted against them.

Gene by Gene LTD

On July 10, 2013, we and the other Patent Owners filed a complaint against Gene by Gene LTD in the United States District Court for the District of Utah, Central Division, alleging that Gene By Gene’s testing services infringe various patent claims owned by the Patent Owners which relate to the BRCA1 and BRCA2 genes, and seeking an injunction against Gene By Gene from selling any product or service that infringes the claims of these patents. We also requested a preliminary injunction to prevent Gene By Gene from selling these testing services pending a final decision on the merits of the case. On August 14, 2013, Gene by Gene filed an answer to the complaint, including affirmative defenses and counterclaims for antitrust violations of the Sherman Act (only against Myriad) based on the infringement suit filed against Gene by Gene, and seeks declaratory judgments of invalidity and non-infringement with respect to the asserted patent claims, certain injunctive relief with respect to the asserted patent claims and an award of damages, fees and costs. The Patent Owners intend to vigorously enforce their patent rights against Gene By Gene and defend the counterclaims asserted against them.

Counsyl, Inc.

On September 20, 2013, Counsyl, Inc. filed a complaint for declaratory judgment against Myriad Genetics, Inc. in the United States District Court for the Northern District of California, seeking a judgment that Counsyl has not infringed, and is not infringing, various patent claims owned by the Patent Owners relating to BRCA testing, and a judgment that various patent claims owned by the Patent Owners are invalid. On November 1, 2013, Myriad filed a motion to dismiss or in the alternative to transfer Counsyl’s complaint for declaratory judgment to the United States District Court for the District of Utah, Central Division.

Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute

On October 10, 2013, Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute (collectively “Quest”) filed a complaint for declaratory judgment against Myriad Genetics, Inc. in the United States District Court for the Central District of California, seeking a judgment that Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute has not infringed, and is not infringing, various patent claims owned by the Patent Owners relating to BRCA testing, and a judgment that various patent claims owned by the Patent Owners are invalid. On November 6, 2013, Myriad filed a motion to dismiss or in the alternative to transfer Quest’s complaint for declaratory judgment to the United States District Court for the District of Utah, Central Division. On October 22, 2013, Myriad and the other Patent Owners filed a complaint against Quest in the United States District Court for the District of Utah, Central Division, alleging that Quest’s testing services related to the BRCA1 and BRCA2 genes infringe various patent claims owned by the Patent Owners, and seeking an injunction against Quest from selling any product or service that infringes the claims of these patents. The Patent Owners intend to vigorously enforce their patent rights against Quest.

GeneDx, Inc.

On October 16, 2013, the Patent Owners filed a Complaint against GeneDx in the United States District Court for the District of Utah, Central Division, alleging that GeneDx’s testing services infringe various patent claims owned by the Patent Owners which relate to the BRCA1 and BRCA2 genes, and seek an injunction against GeneDx from selling any product or service which infringes the claims of the patents asserted. No responsive pleadings have yet been filed by GeneDx. The Patent Owners intend to vigorously enforce their patent rights against GeneDx.

Other than as set forth above, we are not a party to any legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Our board of directors has currently authorized a stock repurchase program for $200 million. We are authorized to complete the repurchase from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. We concluded purchases under this program in November 2013.

The details of the activity under our stock repurchase program during the fiscal quarter ended September 30, 2013 were as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	136,230	$28.22	136,230	$149,535,714
August 1, 2013 to August 31, 2013	1,166,058	$26.99	1,166,058	118,060,791
September 1, 2013 to September 30, 2013	2,503,682	$26.76	2,503,682	51,064,532
Total	3,805,970		3,805,970	$51,064,532

In November 2013, our board of directors authorized us to repurchase an additional $300 million of our outstanding common stock. In connection with this stock repurchase program, we have been authorized to repurchase shares through open market transactions or privately negotiated purchases, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. There is no specified term or expiration date for this program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 12, 2013	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: November 12, 2013	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)