Form 10-Q
period 2013-12-31
MYRIAD GENETICS INC
filed 2014-02-05
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014 the registrant had 72,974,449 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$71,599	$104,073
Marketable investment securities	281,996	268,243
Prepaid expenses	4,237	5,963
Trade accounts receivable, less allowance for doubtful accounts of $9,200 at Dec. 31, 2013 and $7,500 at Jun. 30, 2013	84,137	94,333
Deferred taxes	9,074	8,007
Other receivables	3,463	3,373

Total current assets	454,506	483,992

Equipment and leasehold improvements:
Equipment	73,570	65,903
Leasehold improvements	18,390	18,294

	91,960	84,197
Less accumulated depreciation	60,647	56,595

Net equipment and leasehold improvements	31,313	27,602

Long-term marketable investment securities	135,187	158,748
Long-term deferred taxes	29,983	28,632
Note receivable	23,000	21,667
Other assets	13,000	13,000
Intangibles, net	12,842	13,330
Goodwill	56,850	56,850

Total assets	$756,681	$803,821

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,596	$18,132
Accrued liabilities	45,844	44,334
Deferred revenue	3,952	2,043

Total current liabilities	67,392	64,509

Unrecognized tax benefits	13,318	10,718

Total liabilities	80,710	75,227

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at Dec. 31, 2013 and Jun. 30, 2013, issued and outstanding 73,974 at Dec. 31, 2013 and 80,577 at Jun. 30, 2013	740	806
Additional paid-in capital	663,122	697,346
Accumulated other comprehensive income (loss)	506	(424)
Retained earnings	11,603	30,866

Total stockholders’ equity	675,971	728,594

	$756,681	$803,821

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share amounts)	2013	2012	2013	2012
Molecular diagnostic testing	$196,158	$140,651	$389,144	$267,919
Companion diagnostic services	7,902	8,489	17,383	14,658

Total revenue	204,060	149,140	406,527	282,577
Costs and expenses:
Cost of molecular diagnostic testing	22,755	15,566	44,194	29,498
Cost of companion diagnostic services	3,376	4,318	7,418	7,713
Research and development expense	17,090	14,107	33,893	25,507
Selling, general, and administrative expense	77,840	59,563	155,119	115,691

Total costs and expenses	121,061	93,554	240,624	178,409

Operating income	82,999	55,586	165,903	104,168
Other income (expense):
Interest income	1,330	1,385	2,691	2,753
Other	(185)	14	(623)	(114)

Total other income	1,145	1,399	2,068	2,639
Income before income taxes	84,144	56,985	167,971	106,807
Income tax provision	33,784	21,949	62,146	41,635

Net income	$50,360	$35,036	$105,825	$65,172

Earnings per share:
Basic	$0.67	$0.43	$1.37	$0.80
Diluted	$0.66	$0.42	$1.33	$0.78
Weighted average shares outstanding
Basic	75,070	81,692	77,323	81,632
Diluted	76,825	84,240	79,312	84,091
Net income	$50,360	$35,036	$105,825	$65,172
Comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	253	(70)	538	13
Change in foreign currency translation adjustment, net of tax	(112)	(280)	392	(72)

Comprehensive income	$50,501	$34,686	$106,755	$65,113

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$105,825	$65,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,811	4,455
Loss on disposition of assets	40	4
Share-based compensation expense	13,792	13,704
Bad debt expense	21,793	14,729
Impairment of intangible asset	—	1,490
Accreted interest on note receivable	(1,333)	(1,333)
Unrecognized tax benefits	2,600	130
Excess tax benefit from share-based compensation	(592)	(3,623)
Deferred income taxes	(1,826)	5,899
Changes in operating assets and liabilities:
Prepaid expenses	1,807	501
Trade accounts receivable	(11,597)	(29,851)
Other receivables	(172)	1,672
Accounts payable	(536)	3,434
Accrued liabilities	1,510	(3,580)
Deferred revenue	1,909	667

Net cash provided by operating activities	138,031	73,470

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(8,098)	(7,008)
Purchases of marketable investment securities	(102,661)	(239,264)
Proceeds from maturities and sales of marketable investment securities	113,424	207,230

Net cash provided by (used in) investing activities	2,665	(39,042)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	6,362	23,903
Excess tax benefit from share-based compensation	592	3,623
Repurchase and retirement of common stock	(180,124)	(79,883)

Net cash used in financing activities	(173,170)	(52,357)

Net decrease in cash and cash equivalents	(32,474)	(17,929)
Cash and cash equivalents at beginning of period	104,073	86,352

Cash and cash equivalents at end of period	$71,599	$68,423

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Operating results for the three and six months ended December 31, 2013 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2013 and June 30, 2013 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At December 31, 2013:
Cash and cash equivalents:
Cash	$53,924	$—	$—	$53,924
Cash equivalents	17,675	—	—	17,675

Total cash and cash equivalents	71,599	—	—	71,599

Available-for-sale securities:
Corporate bonds and notes	84,259	60	(1)	84,318
Municipal bonds	268,341	300	(99)	268,542
Federal agency issues	64,293	30	—	64,323

Total available-for-sale securities	416,893	390	(100)	417,183

Total cash, cash equivalents and available-for-sale securities	$488,492	$390	$(100)	$488,782

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2013:
Cash and cash equivalents:
Cash	$40,412	$—	$—	$40,412
Cash equivalents	63,653	8	—	63,661

Total cash and cash equivalents	104,065	8	—	104,073

Available-for-sale securities:
Corporate bonds and notes	71,626	13	(15)	71,624
Municipal bonds	251,513	109	(537)	251,085
Federal agency issues	104,293	24	(35)	104,282

Total available-for-sale securities	427,432	146	(587)	426,991

Total cash, cash equivalents and available-for-sale securities	$531,497	$154	$(587)	$531,064

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at December 31, 2013:

(In thousands)	Amortized cost	Estimated fair value
Cash	$53,924	$53,924
Cash equivalents	17,675	17,675
Available-for-sale:
Due within one year	281,882	281,996
Due after one year through five years	135,011	135,187
Due after five years	—	—

	$488,492	$488,782

(3)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2013, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 3,500,000. At December 31, 2013, 3,733,317 shares were available for issuance, which includes 233,317 shares carried over between December 6 and 31, 2013, from the Company’s 2003 Employee, Director and Consultant Option Plan (the “2003 Plan) and the 2010 Plan that were cancelled or expired without the issuance of shares of common stock by the Company. In addition, as of December 31, 2013, the Company may grant up to 6,999,352 additional shares under the 2010 Plan if options previously granted under 2003 Plan are cancelled or expire without the issuance of shares of common stock by the Company.

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

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2,000,000 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. As of December 31, 2013, approximately 144,000 shares of common stock have been issued under the 2012 Purchase Plan and approximately 1,856,000 were available for issuance.

A summary of the stock option activity under the Company’s plans for the six months ended December 31, 2013 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2013	14,434,970	$21.75
Options granted	3,304,553	26.48
Less:
Options exercised	310,866	14.23
Options canceled or expired	354,729	24.33

Options outstanding at December 31, 2013	17,073,928	$22.75

As of December 31, 2013, options to purchase 9,218,423 shares were vested and exercisable at a weighted average price of $21.39. As of December 31, 2013, there was $52,276,000 of total unrecognized share-based compensation expense related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.57 years.

Share-based compensation expense recognized and included in the condensed consolidated statements of income was allocated as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Cost of molecular diagnostic testing	$209	$271	$432	$560
Cost of companion diagnostic services	74	47	137	104
Research and development expense	846	869	1,627	1,678
Selling, general, and administrative expense	5,728	5,918	11,596	11,362

Total share-based compensation expense	$6,857	$7,105	$13,792	$13,704

(4)	Stockholders’ Equity

Share Repurchase Program

In November 2013, the Company completed its fifth share repurchase program, which authorized the repurchase of up to $200 million of the Company’s common stock. In November 2013, the Company’s Board of Directors authorized a sixth share repurchase program of $300 million of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of December 31, 2013, approximately $273.3 million remained available for repurchases under the sixth program. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to retained earnings. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to retained earnings for the repurchases for the three and six months ended December 31, 2013 and 2012 were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Shares purchased and retired	3,185	1,231	6,991	3,067
Common stock and additional paid-in-capital reductions	$25,096	$9,372	$55,036	$23,122
Charges to retained earnings	$52,713	$24,311	$125,088	$56,760

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including the dilutive effect of common stock equivalents outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	75,070	81,692	77,323	81,632
Effect of dilutive stock options	1,755	2,548	1,989	2,459

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	76,825	84,240	79,312	84,091

Certain outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2013 and 2012 because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Anti-dilutive options excluded from EPS computation	8,500	5,605	7,136	4,585

(6)	Segment and Related Information

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

Segment revenue and operating income (loss) were as follows during the periods presented:

(In thousands)	Research	Molecular diagnostics	Companion diagnostics	Total
Three months ended December 31, 2013:
Revenue	$—	$196,158	$7,902	$204,060
Depreciation and amortization	482	1,467	489	2,438
Segment operating income (loss)	(16,286)	98,233	1,052	82,999
Three months ended December 31, 2012:
Revenue	$—	$140,651	$8,489	$149,140
Depreciation and amortization	578	1,232	401	2,211
Segment operating income (loss)	(16,334)	72,970	(1,050)	55,586
Six months ended December 31, 2013:
Revenue	$—	$389,144	$17,383	$406,527
Depreciation and amortization	992	2,830	989	4,811
Segment operating income (loss)	(32,967)	195,981	2,889	165,903
Six months ended December 31, 2012:
Revenue	$—	$267,919	$14,658	$282,577
Depreciation and amortization	1,210	2,424	821	4,455
Segment operating income (loss)	(30,765)	138,030	(3,097)	104,168

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Total operating income for reportable segments	$82,999	$55,586	$165,903	$104,168
Interest income	1,330	1,385	2,691	2,753
Other	(185)	14	(623)	(114)
Income tax provision	33,784	21,949	62,146	41,635

Net income	$50,360	$35,036	$105,825	$65,172

(7)	Fair Value Measurements

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

(In thousands)	Level 1	Level 2	Level 3	Total
at December 31, 2013:

Money market funds (a)	$9,351	$—	$—	$9,351
Corporate bonds and notes	—	89,318	—	89,318
Municipal bonds	—	270,554	—	270,554
Federal agency issues	—	65,635	—	65,635

Total	$9,351	$425,507	$—	$434,858

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2013:

Money market funds (a)	$12,691	$—	$—	$12,691
Corporate bonds and notes	—	71,624	—	71,624
Municipal bonds	—	302,055	—	302,055
Federal agency issues	—	104,282	—	104,282

Total	$12,691	$477,961	$—	$490,652

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(8)	Income Taxes

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

Income tax expense for the three months ended December 31, 2013 was $33,784,000, or approximately 40% of pre-tax income, compared to $21,949,000, for the three months ended December 31, 2012, or approximately 39% of pre-tax income. Income tax expense for the six months ended December 31, 2013 was $62,146,000, or approximately 37% of pre-tax income, compared to $41,635,000, or approximately 39% of pre-tax income. Income tax expense for the three and six months ended December 31, 2013 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2014, adjusted by discrete items recognized during the period. For the six months ended December 31, 2013, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the effect of state income taxes, a deduction for the write-off of stock in a wholly-owned subsidiary recently divested, as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise and sale.

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

(9)	Goodwill and Intangible Assets

Goodwill

At December 31, 2013, the Company had recorded goodwill of $56,850,000 related to the acquisition of Myriad RBM, Inc. on May 31, 2011 (formerly Rules-Based Medicine, Inc.). There were no events or circumstances that indicated that impairment exists; therefore, the Company recorded no impairment of goodwill for the three and six months ended December 31, 2013.

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

(In thousands)	Gross Carrying Amount	Accumlated Amortization	Net
December 31, 2013:
Purchased licenses and technologies	$4,500	$(2,800)	$1,700
Customer relationships	4,650	(1,208)	3,442
Trademarks	3,000	(100)	2,900

Total amortizable intangible assets	12,150	(4,108)	8,042

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$16,950	$(4,108)	$12,842

(In thousands)	Gross Carrying Amount	Accumlated Amortization	Net
June 30, 2013:
Purchased licenses and technologies	$4,500	$(2,644)	$1,856
Customer relationships	4,650	(976)	3,674
Trademarks	3,000	—	3,000

Total amortizable intangible assets	12,150	(3,620)	8,530

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$16,950	$(3,620)	$13,330

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Amortization on intangible assets	$244	$231	$488	$506

(10)	Term Loan and Option Agreement

On September 8, 2011, the Company issued a $25,000,000 term loan to Crescendo Bioscience, Inc. (“Crescendo”) of South San Francisco, CA under a Loan and Security Agreement (“Loan Agreement”) and also secured an exclusive three-year option to acquire Crescendo pursuant to a definitive merger agreement (the “Option Agreement”). The stated interest rate on the term loan is 7%. The fair value of the Option Agreement of $8,000,000 was determined utilizing valuation models at the time of the issuance, including the market and income based approaches, which utilize various inputs including projected income, volatility, risk free rates and projected terms. The Company periodically evaluates the Option Agreement for impairment. No impairment indicators were noted at December 31, 2013.

The residual $17,000,000 value of the term loan has been classified as a note receivable at its accreted value of $23,000,000 on the condensed consolidated balance sheet as of December 31, 2013. The Company recorded interest income related to accretion of the note receivable and the stated interest rate for the three and six months ended December 31, 2013 of $1,104,000 and $2,208,000, respectively, in the condensed consolidated statement of income. The Company is utilizing the effective interest method to accrete the discount portion of the note receivable through interest income over the three-year term of the Company’s option to acquire Crescendo under the Option Agreement. The note receivable is evaluated for collectability each reporting period. If the Company determines that the note receivable and any accrued interest is not collectible, such amount will be written off in the period that determination is made. No amounts related to the note receivable or accrued interest were written off during the three or six months ended December 31, 2013.

On November 14, 2013, the Company received notice from Crescendo that Crescendo had achieved the minimum revenue milestone under the Option Agreement. If the Company exercises its option to acquire Crescendo, it expects to finance the purchase price out of the Company’s cash, cash equivalents and marketable investment securities available on hand.

(11)	Cost Basis Investment

As of December 31, 2013, the Company had a $5,000,000 investment in RainDance Technologies, Inc. which has been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet. There were no events or circumstances that indicated that impairment exists; therefore, the Company recorded no impairment in the investment for the three or six months ended December 31, 2013.

(12)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of December 31, 2013, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

(13)	Subsequent Event

On February 2, 2014, the Company amended and restated the Option Agreement with Crescendo by entering into an amended definitive agreement and plan of merger (the “Merger Agreement”) to purchase Crescendo for $270 million in cash, subject to adjustments for Crescendo’s cash, indebtedness, working capital and other amounts to be determined in accordance with the Merger Agreement. The Company plans to utilize its existing cash and marketable investment securities to pay the purchase price to acquire Crescendo. The Company currently anticipates that the merger will be completed by the end of fiscal year 2014, subject to regulatory clearance and the satisfaction of customary closing conditions and the other terms and conditions of the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading molecular diagnostic company dedicated to making a difference in patients’ lives through the discovery and commercialization of novel, transformative tests across major diseases. We believe in improving healthcare for patients by providing physicians with important information to answer critical questions and solve unmet medical needs. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these biomarkers (the genes, their expression levels and the proteins they produce) will enable us to develop novel molecular diagnostic tests.

Our goal is to provide physicians with critical information that may guide the healthcare management of their patients to prevent disease, diagnose the disease at an earlier stage, determine the most appropriate therapy, or assess the aggressiveness of their disease. Our proprietary technologies, including DNA, RNA and protein analysis, help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. We use this information to guide the development of new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), assess a patient’s risk of disease progression and disease recurrence (prognostic medicine) or accurately diagnose disease (diagnostic medicine).

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow and expand our existing products and markets. Second, we are developing our business internationally and have recently established operations in Europe and Canada. Finally, we are launching and intend to continue to launch new potentially transformative products across a diverse set of disease indications, complementing our current businesses in oncology, women’s health, urology and dermatology.

On February 2, 2014, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) to purchase Crescendo Bioscience, Inc. (“Crescendo”) for $270 million in cash, subject to adjustment for Crescendo’s cash, indebtedness, working capital and other amounts to be determined in accordance with the Merger Agreement. We currently anticipate that the merger will be completed by the end of our fiscal year 2014, subject to regulatory clearance and the satisfaction of customary closing conditions and the other terms and conditions of the Merger Agreement. We believe that this acquisition represents an attractive opportunity because (i) it facilitates our entry into the high growth autoimmune market, (ii) it diversifies our product revenues and (iii) it enhances our strength in protein-based diagnostics.

Products and Services

We offer twelve commercial molecular diagnostic tests, including seven predictive medicine tests, two personalized medicine tests, and two prognostic medicine tests and one diagnostic medicine test. We market these tests in the United States through our own sales force of approximately 400 people. We have also established commercial laboratory operations in Munich, Germany and international headquarters in Zurich, Switzerland. We currently market our BRACAnalysis®, COLARIS®, COLARIS AP®, and Prolaris® products through our own sales force in Europe and Canada and have entered into distributor agreements with organizations in select Latin American, Middle Eastern, Asian and African countries.

Our twelve commercial molecular diagnostic tests include:

•	Myriad myRiskTM Hereditary Cancer, our predictive medicine test for hereditary cancers;

•	Myriad myPlanTM Lung Cancer, our prognostic medicine test for predicting the aggressiveness of lung cancer;

•	Myriad myPathTM Melanoma, our diagnostic medicine test for the difficult cases of melanoma;

•	BRACAnalysis®, our predictive medicine test for hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine test for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine test for hereditary colorectal cancer;

•	MELARIS®, our predictive medicine test for hereditary melanoma;

•	PANEXIA™, our predictive medicine test for pancreatic cancer;

•	PREZEON®, our personalized medicine test to assess PTEN status for disease progression and drug response;

•	Prolaris®, our prognostic medicine test for prostate cancer;

•	Theraguide® 5-FU, our personalized medicine test for chemotherapy toxicity to 5-FU; and

•	BARTTM, our predictive medicine test for detecting large genomic rearrangements involved in hereditary breast and ovarian cancer.

On September 3, 2013, we launched Myriad myRiskTM Hereditary Cancer to physician thought leaders as part of a staged product rollout. We began expanding physician access to Myriad myRisk Hereditary Cancer on January 1, 2014. On October 29, 2013, we launched Myriad myPlan™ Lung Cancer to leading oncologists throughout the United States and on November 12, 2013,we launched Myriad myPath™ Melanoma through an early-access program that will introduce the test to leading dermatopathologists across the country. We intend to expand access to Myriad myPlan Lung Cancer and Myriad myPath Melanoma throughout the remainder of our fiscal year ending June 30, 2014.

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

Use of Resources

During the three and six months ended December 31, 2013, we devoted our resources to supporting and growing our molecular diagnostic and companion diagnostic businesses, as well as to the research and development of future molecular and companion diagnostic candidates. We have three reportable operating segments—research, molecular diagnostics and companion diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

For the three and six months ended December 31, 2013, we had net income of $50.4 million and $105.8 million and diluted earnings per share of $0.66 and $1.33, compared to net income of $35.0 million and $65.2 million and diluted earnings per share of $0.42 and $0.78 per share in the same period in the prior year. Net income and diluted earnings per share results for the three and six months ended December 31, 2013 included income tax expense of $33.8 million and $62.1 million compared to $21.9 million and $41.6 million for the same period in the prior year.

Share Repurchase Program

Between May 2010 and November 2013, we repurchased $700 million of our outstanding common stock. In November 2013, we announced that our board of directors had authorized us to repurchase an additional $300 million of our outstanding common stock and we have repurchased an additional $26.7 million of our outstanding common stock under this repurchase plan as of December 31, 2013. During the three months ended December 31, 2013, we repurchased $77.8 million of our outstanding common stock under our prior and current programs. In connection with our stock repurchase program our board of directors authorized us to repurchase shares from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

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

Results of Operations for the Three Months Ended December 31, 2013 and 2012

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our companion diagnostic services. Total revenue for the three months ended December 31, 2013 was $204.1 million, compared to $149.1 million for the same three months in 2012. This 37% increase in revenue is primarily due to increased molecular diagnostic testing volume for our BRACAnalysis, BART, Colaris and Colaris AP tests and our Myriad Hereditary Cancer test, which we launched during 2013, as disclosed in the table below. We believe that our increased sales, marketing, and education efforts resulted in wider acceptance of our molecular diagnostic tests by the medical community and increased patient testing volumes. The 7% decrease in companion diagnostic service revenue was due to changes and timing of customer projects year over year. There can be no assurance that our revenue will continue to increase or remain at current levels.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the three months ended December 31, 2013 and 2012 were as follows:

	Three months ended December 31,		% Change	% of Total Revenue
(In thousands)	2013	2012		2013	2012
Molecular diagnostic testing revenue:
BRACAnalysis	$141,228	$110,267	28%	69%	74%
BART	24,698	15,781	57%	12%	10%
COLARIS & COLARIS AP	15,554	12,063	29%	8%	8%
Myriad myRisk	11,509	—	N/A	6%	N/A
Other	3,169	2,540	25%	1%	2%

Total molecular diagnostic testing revenue	196,158	140,651	39%

Companion diagnostic service revenue	7,902	8,489	(7%)	4%	6%

Total revenue	$204,060	$149,140	37%	100%	100%

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Oncology and women’s health revenue was 52% and 48% of total molecular diagnostic testing revenue, respectively, during the three months ended December 31, 2013. Sales of molecular diagnostic tests in each market for the three months ended December 31, 2013 and 2012 were as follows:

	Three months ended December 31,
(In thousands)	2013	2012	% Change
Molecular diagnostic testing revenue:
Oncology	$101,592	$90,857	12%
Women’s health	94,566	49,794	90%

Total molecular diagnostic testing revenue	$196,158	$140,651	39%

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the three months ended December 31, 2013 was $22.8 million, compared to $15.6 million for the same three months in 2012. This increase of 46% in molecular diagnostic testing cost of revenue is primarily due to the 39% increase in testing revenue and additional costs associated with processing samples from our three newly launched tests at levels which have not yet achieved economies of scale. Our costs of companion diagnostic services include similar items. Cost of companion diagnostic services for the three months ended December 31, 2013 was $3.4 million, compared to $4.3 million for the same three months in 2012. This 21% decrease in companion diagnostic testing cost of revenue is due to the 7% decrease in companion diagnostic revenue as well as increased efficiencies within the laboratory.

Our gross margins for molecular diagnostics were 88% at December 31, 2013 compared to 89% for the same three months of the prior year. Molecular diagnostic margins were impacted by the change in product mix primarily due to the launch or our three new molecular diagnostic tests. Our cost of revenue may continue to fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests such as Myriad myRisk Hereditary Cancer which was launched in September 2013, Myriad myPlan Lung Cancer which was launched in October 2013, and Myriad myPath Melanoma, which was launched in November 2013; testing volumes in both molecular diagnostic and companion diagnostic segments; changes in our costs associated with such tests and services and the adoption of new technologies and operating systems in our laboratories. There can be no assurance that gross profit margins will remain at current levels.

Our research and development expenses include costs incurred in maintaining and improving our current molecular diagnostic tests and costs incurred for the discovery, validation and development of our pipeline of molecular and companion diagnostic test candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the three months ended December 31, 2013 were $17.1 million compared to $14.1 million for same three months in 2012. This increase of 21% was primarily due to the following:

•	an increase of approximately $4.2 million in internal development activities and clinical studies to support our existing and future molecular diagnostic testing products; and

•	a decrease of approximately $1.2 million in internal development activities to support our companion diagnostic services business.

We expect that our research and development expenses as a percentage of revenues will be relatively flat over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and companion diagnostic services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended December 31, 2013 were $77.8 million, compared to $59.6 million for the same three months in 2012. The increase in selling, general and administrative expense of 31% was due primarily to supporting the 37% increase in revenue and include:

•	an increase in sales and marketing expense of approximately $11.4 million due to new marketing initiatives, added sales force headcount and increased sales commissions associated with the increase in revenue;

•	an increase of approximately $2.9 million in bad debt expense;

•	an increase of approximately $2.1 million in general administrative expenses to support our growth;

•	an increase of approximately $1.3 million in international administrative costs to establish administrative and sales and marketing infrastructures;

•	an increase of approximately $1.1 million in legal fees associated with various legal proceedings to enforce our intellectual property; and

•	a decrease of approximately $0.6 million in administrative support for our companion diagnostic services business.

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

Other Income (Expense)

Interest income was $1.3 million for the three months ended December 31, 2013 compared to $1.4 million for the three months ended December 31, 2012. Interest income consists primarily of interest income recorded from the note receivable from Crescendo Bioscience, Inc.

Income Tax Provision

Income tax expense for the three months ended December 31, 2013 was $33.8 million, for an effective income tax rate of approximately 40%, compared to income tax expense of $21.9 million or a 39% effective income tax rate in the same period in 2012. Our quarterly effective tax rate differs from the U.S. federal statutory rate of 35%, primarily due to a 4% state income tax impact and an approximate 1% impact from exclusion of certain losses incurred from our international operations. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Results of Operations for the Six Months Ended December 31, 2013 and 2012

Revenue

Total revenue for the six months ended December 31, 2013 was $406.5 million, compared to $282.6 million for the same six months in 2012. This 44% increase in revenue is primarily due to increased molecular diagnostic testing volume for our BRACAnalysis, BART, Colaris and Colaris AP tests and our Myriad myRisk Hereditary Cancer test, which we launched in 2013, and an increase in companion diagnostic services due to increased research collaborations, as disclosed in the table below. We believe that our increased sales, marketing, and education efforts resulted in wider acceptance of our molecular diagnostic tests by the medical community and increased patient testing volumes.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the six months ended December 31, 2013 and 2012 were as follows:

	Six months ended December 31,		% Change	% of Total Revenue
(In thousands)	2013	2012		2013	2012
Molecular diagnostic testing revenue:
BRACAnalysis	$290,807	$215,239	35%	72%	76%
BART	49,470	23,404	111%	12%	8%
COLARIS & COLARIS AP	29,891	24,143	24%	7%	9%
Myriad myRisk	11,950	—	N/A	3%	N/A
Other	7,026	5,133	37%	2%	2%

Total molecular diagnostic testing revenue	389,144	267,919	45%

Companion diagnostic service revenue	17,383	14,658	19%	4%	5%

Total revenue	$406,527	$282,577	44%	100%	100%

Our molecular diagnostic sales force is focused on two major markets, oncology and women’s health. Oncology and women’s health revenue was 54% and 46% of total molecular diagnostic testing revenue, respectively, during the six months ended December 31, 2013. Sales of molecular diagnostic tests in each market for the six months ended December 31, 2013 and 2012 were as follows:

	Six months ended December 31,		% Change
(In thousands)	2013	2012
Molecular diagnostic testing revenue:
Oncology	$209,917	$174,232	20%
Women’s health	179,227	93,687	91%

Total molecular diagnostic testing revenue	$389,144	$267,919	45%

Costs and Expenses

Cost of molecular diagnostic testing revenue for the six months ended December 31, 2013 was $44.2 million, compared to $29.5 million for the same six months in 2012. This increase of 50% in molecular diagnostic testing cost of revenue is primarily due to the 45% increase in testing revenue. Cost of companion diagnostic services for the six months ended December 31, 2013 was $7.4 million, compared to $7.7 million for the same three months in 2012. This 4% decrease in companion diagnostic testing cost of revenue is due to increased efficiencies gained in our companion diagnostic laboratory. Gross margins for molecular diagnostics for the six months ended December 31, 2013 and December 31, 2012 were 89%.

Research and development expenses incurred during the six months ended December 31, 2013 were $33.9 million compared to $25.5 million for same six months in 2012. This increase of 33% was primarily due to the following:

•	an increase of approximately $9.5 million in internal development activities and clinical studies to support our existing and future molecular diagnostic testing products;

•	an increase of $2.0 million due to external research and development activities to develop proprietary technologies; and

•	a decrease of approximately $3.1 million in internal development activities to support our companion diagnostic services business.

Selling, general and administrative expenses for the six months ended December 31, 2013 were $155.1 million, compared to $115.7 million for the same six months in 2012. The increase in selling, general and administrative expense of 34% was due primarily to supporting the 44% increase in revenue and include:

•	an increase in sales and marketing expense of approximately $20.8 million due to new marketing initiatives, added sales force headcount and increased sales commissions associated with the increase in revenue;

•	an increase of approximately $7.2 million in bad debt expense;

•	an increase of approximately $6.0 million in general administrative expenses to support our growth;

•	an increase of approximately $3.3 million in legal fees associated with various legal proceedings to enforce our intellectual property;

•	an increase of approximately $2.7 million in international administrative costs to establish administrative and sales and marketing infrastructure; and

•	a decrease of approximately $0.6 million in administrative fees associated with the companion diagnostic services business.

Other Income (Expense)

Interest income was $2.7 million for the six months ended December 31, 2013 compared to $2.8 million for the six months ended December 31, 2012. Interest income consists primarily of interest income recorded from the note receivable from Crescendo Bioscience, Inc.

Income Tax Provision

Income tax expense for the six months ended December 31, 2013 was $62.1 million, for an effective income tax rate of approximately 37%, compared to income tax expense of $41.6 million or a 39% effective income tax rate in the same period in 2012. Income tax expense for the six months ended December 31, 2013 is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2014 adjusted by discrete items recognized during the period. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to a 4% blended state income tax rate offset by a 2% impact from certain losses incurred by our international operations and certain discrete items that are required to be separately recognized during the quarter in which they occurred, including a deduction for the write-off of stock in a wholly-owned subsidiary recently divested. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities were $488.8 million at December 31, 2013 compared to $531.1 million at June 30, 2013, which is a decrease of $42.3 million, or 8%. This decrease in cash, cash equivalents and marketable investment securities was attributable to the purchase of $180.1 million of our common stock under our share repurchase programs offset by cash collections from molecular and companion diagnostic sales.

Net cash provided by operating activities was $138.0 million during the six months ended December 31, 2013, compared to $73.5 million during the same six months in 2012. Our cash from operations was impacted by non-cash charges in the form of share-based compensation and depreciation and amortization, which totaled $13.8 million and $4.8 million, respectively, during the six months ended December 31, 2013.

Net cash provided by investing activities was $2.7 million during the six months ended December 31, 2013 compared to net cash used in investing activities of $39.0 million during the same six months in 2012. Investing activities were comprised of capital expenditures for equipment and facilities of $8.1 million, offset by net proceeds from maturity of marketable investment securities of $10.8 million.

Financing activities used cash of $173.2 million during the six months ended December 31, 2013 and $52.4 million in the same six months in 2012. Cash utilized in financing activities during the six months ended December 31, 2013 was primarily due to the purchase of $180.1 million of our common stock through our share repurchase programs, partially offset by $6.4 million from cash provided primarily by the exercise of stock options.

We believe that our existing capital resources and net cash expected to be generated from sales of our molecular diagnostic tests and companion diagnostic services will be adequate to fund our current and planned operations for the next several years, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise additional funds. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	our anticipated acquisition of Crescendo Biosciences, Inc., including the costs associated with such acquisition and our ability to successfully integrate and achieve the expected benefits of the acquisition;

•	failure to sustain revenue growth or margins in our molecular diagnostic testing and companion diagnostic services businesses;

•	increased competition in our major markets or the introduction of technological innovations or new commercial tests by our competitors;

•	changes in the government regulatory approval process for our tests;

•	timing and amount of repurchases of our common stock;

•	termination of the licenses underlying our molecular diagnostic tests and companion diagnostic services or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	costs and expenses incurred in supporting our existing molecular diagnostic tests and companion diagnostic services;

•	progress, results and cost of developing and launching additional molecular diagnostic tests and offering additional companion diagnostic services;

•	potential business development activities, in-licensing agreements and acquisitions;

•	progress, results and costs of our international expansion efforts;

•	costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and companion diagnostic services;

•	costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	costs, timing and outcome of any litigation that we are pursuing or against us;

•	changes in intellectual property laws covering our molecular diagnostic tests and companion diagnostic services and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers reimbursement levels for our tests; and

•	changes in structure of the healthcare system or healthcare payment systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and six months ended December 31, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June  30, 2013, which is incorporated by reference herein.

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

PART II - Other Information

Item 1. Legal Proceedings

Background

Following the U.S. Supreme Court decision in June 2013 in Association for Molecular Pathology et al. v. Myriad Genetics, Inc. et al., several companies have commenced offering clinical diagnostic and genomic laboratory services, including the testing and analysis of the BRCA1 and BRCA2 genes, that purport to compete with our BRACAnalysis testing and services. We believe that these tests and services infringe various patent claims that we own or have exclusively licensed from the University of Utah Research Foundation, HSC Research and Development Limited Partnership (and affiliate of Hospital For Sick Children), the Trustees of the University of Pennsylvania, and Endorecherche, Inc. (collectively, the “Patent Owners”). Under our license agreements with the Patent Owners, we are responsible for pursuing these patent infringement litigations, defending any counterclaims and paying related costs. Accordingly, we have commenced several lawsuits alleging that these companies infringe various patent claims owned by Myriad and the Patent Owners and have received several complaints or counterclaims from these companies seeking declaratory judgment that they do not infringe various patent claims owned by Myriad and the Patent Owners and that these patent claims are invalid.

There have been no material developments in the legal proceedings involving Ambry Genetics Corporation, Gene by Gene LTD, Counsyl, Inc., Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute and GeneDX, Inc. disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2013, except as follows:

Invitae Corporation

On November 25, 2013, Myriad and the Patent Owners filed a complaint against Invitae Corporation (“Invitae”) in the United States District Court for the District of Utah, Central Division, alleging that Invitae’s testing services related to the BRCA1 and BRCA2 genes infringe various patent claims owned by Myriad and the Patent Owners, and seeking an injunction against Invitae from selling any product or service that infringes the claims of these patents. On December 9, 2013, Invitae filed a motion to dismiss the complaint for lack of personal jurisdiction. On November 26, 2013, Invitae filed a complaint for declaratory judgment against Myriad Genetics, Inc. in the United States District Court for the Northern District of California, seeking a judgment that Invitae has not infringed, and is not infringing, various patent claims owned by Myriad and the Patent Owners relating to BRCA testing, and a judgment that various patent claims owned by Myriad and the Patent Owners are invalid. No responsive pleading to the complaint has yet been filed. Myriad and the Patent Owners intend to vigorously enforce their patent rights against Invitae.

Laboratory Corporation of America Holdings

On December 3, 2013, Myriad and the Patent Owners filed a Complaint against Laboratory Corporation of America Holdings (“LabCorp”) in the United States District Court for the District of Utah, Central Division, alleging that LabCorp’s testing services infringe various patent claims owned by Myriad and the Patent Owners which relate to the BRCA1 and BRCA2 genes, and seek an injunction against LabCorp from selling any product or service which infringes the claims of the patents asserted. On January 23, 2014, LabCorp filed its answer and affirmative defenses to the Complaint. Myriad and the Patent Owners intend to vigorously enforce their patent rights against LabCorp.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In November 2013, we completed our stock repurchase authorization for $200 million, which was approved in February 2013. In November 2013, our board of directors authorized a new stock repurchase program for $300 million. We are authorized to complete the repurchase from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.

The details of the activity under our stock repurchase programs during the fiscal quarter ended December 31, 2013 were as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	1,871,118	$24.58	1,871,118	$5,064,869
November 1, 2013 to November 30, 2013	371,228	$25.74	371,228	295,508,423
December 1, 2013 to December 31, 2013	943,119	$23.59	943,119	273,255,921
Total	3,185,465		3,185,465	$273,255,921

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1$	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (previously filed as Exhibit 10.1 to the Current Report on Form 8-K on December 6, 2013 (File No. 000-26642) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

$	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 5, 2014	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: February 5, 2014	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)