Form 10-Q
period 2014-03-31
MYRIAD GENETICS INC
filed 2014-05-07
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014 the registrant had 74,823,792 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$85,798	$104,073
Marketable investment securities	126,360	268,243
Prepaid expenses	2,307	956
Inventory	18,906	5,007
Trade accounts receivable, less allowance for doubtful accounts of $9,750 at March 31, 2014 and $7,500 at June 30, 2013	82,678	94,333
Deferred taxes	6,529	8,007
Prepaid taxes	12,360	—
Other receivables	3,226	3,373

Total current assets	338,164	483,992

Equipment and leasehold improvements:
Equipment	76,879	65,903
Leasehold improvements	18,654	18,294

	95,533	84,197
Less accumulated depreciation	62,868	56,595

Net equipment and leasehold improvements	32,665	27,602

Long-term marketable investment securities	65,555	158,748
Long-term deferred taxes	—	28,632
Note receivable	—	21,667
Other assets	5,000	13,000
Intangibles, net	208,296	13,330
Goodwill	166,746	56,850

Total assets	$816,426	$803,821

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,935	$18,132
Accrued liabilities	51,103	44,334
Deferred revenue	2,118	2,043

Total current liabilities	72,156	64,509

Unrecognized tax benefits	13,641	10,718
Deferred tax liabilities	8,387	—

Total liabilities	94,184	75,227

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at March 31, 2014 and June 30, 2013, issued and outstanding 74,513 at March 31, 2014 and 80,577 at June 30, 2013	745	806
Additional paid-in capital	702,754	697,346
Accumulated other comprehensive income (loss)	(122)	(424)
Retained earnings	18,865	30,866

Total stockholders’ equity	722,242	728,594

	$816,426	$803,821

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share amounts)	2014	2013	2014	2013
Molecular diagnostic testing	$176,191	$148,384	$565,335	$416,304
Companion diagnostic services	6,733	8,088	24,115	22,746

Total revenue	182,924	156,472	589,450	439,050
Costs and expenses:
Cost of molecular diagnostic testing	23,648	16,462	67,842	45,960
Cost of companion diagnostic services	2,961	3,872	10,379	11,585
Research and development expense	13,397	13,618	47,289	39,125
Selling, general, and administrative expense	87,631	64,602	242,752	180,294

Total costs and expenses	127,637	98,554	368,262	276,964

Operating income	55,287	57,918	221,188	162,086
Other income (expense):
Interest income	2,498	1,434	5,190	4,187
Other	(442)	(111)	(1,066)	(224)

Total other income	2,056	1,323	4,124	3,963
Income before income taxes	57,343	59,241	225,312	166,049
Income tax provision	20,573	21,349	82,719	62,984

Net income	$36,770	$37,892	$142,593	$103,065

Earnings per share:
Basic	$0.50	$0.47	$1.87	$1.27
Diluted	$0.48	$0.46	$1.82	$1.23
Weighted average shares outstanding
Basic	73,821	80,375	76,173	81,219
Diluted	76,374	82,434	78,332	83,544
Net income	$36,770	$37,892	$142,593	$103,065
Comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	45	259	583	268
Change in foreign currency translation adjustment, net of tax	(672)	(497)	(280)	(566)

Comprehensive income	$36,143	$37,654	$142,896	$102,767

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$142,593	$103,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,291	6,635
Loss on disposition of assets	52	4
Share-based compensation expense	20,503	20,435
Bad debt expense	30,968	23,103
Impairment of intangible asset	—	1,490
Accreted interest on note receivable	(3,337)	(2,000)
Unrecognized tax benefits	2,923	470
Excess tax benefit from share-based compensation	(5,109)	(5,265)
Deferred income taxes	1,827	5,020
Changes in operating assets and liabilities:
Prepaid expenses	(837)	178
Trade accounts receivable	(17,307)	(55,834)
Other receivables	(587)	473
Prepaid Taxes	(12,360)	—
Inventory	(10,395)	4,438
Accounts payable	(5,635)	2,097
Accrued liabilities	(2,233)	5,580
Deferred revenue	(77)	977

Net cash provided by operating activities	149,280	110,866

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(9,653)	(8,582)
Acquisition of Crescendo Biosciences, Inc. (see Note 9), net of cash acquired	(223,531)	—
Purchases of marketable investment securities	(105,451)	(281,774)
Proceeds from maturities and sales of marketable investment securities	340,829	299,395

Net cash provided by investing activities	2,194	9,039

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	47,156	25,506
Excess tax benefit from share-based compensation	5,109	5,265
Repurchase and retirement of common stock	(222,014)	(124,705)

Net cash used in financing activities	(169,749)	(93,934)

Net (decrease) increase in cash and cash equivalents	(18,275)	25,971
Cash and cash equivalents at beginning of period	104,073	86,352

Cash and cash equivalents at end of period	$85,798	$112,323

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Operating results for the three and nine months ended March 31, 2014 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2014 and June 30, 2013 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
(In thousands)	cost	gains	losses	fair value
At March 31, 2014:
Cash and cash equivalents:
Cash	$82,536	$—	$—	$82,536
Cash equivalents	3,262	—	—	3,262

Total cash and cash equivalents	85,798	—	—	85,798

Available-for-sale securities:
Corporate bonds and notes	49,396	43	(3)	49,436
Municipal bonds	123,997	286	(8)	124,275
Federal agency issues	18,187	17		18,204

Total available-for-sale securities	191,580	346	(11)	191,915

Total cash, cash equivalents and available-for-sale securities	$277,378	$346	$(11)	$277,713

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
(In thousands)	cost	gains	losses	fair value
At June 30, 2013:
Cash and cash equivalents:
Cash	$40,412	$—	$—	$40,412
Cash equivalents	63,653	8	—	63,661

Total cash and cash equivalents	104,065	8	—	104,073

Available-for-sale securities:
Corporate bonds and notes	71,626	13	(15)	71,624
Municipal bonds	251,513	109	(537)	251,085
Federal agency issues	104,293	24	(35)	104,282

Total available-for-sale securities	427,432	146	(587)	426,991

Total cash, cash equivalents and available-for-sale securities	$531,497	$154	$(587)	$531,064

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at March 31, 2014:

	Amortized	Estimated
(In thousands)	cost	fair value
Cash	$82,536	$82,536
Cash equivalents	3,262	3,262
Available-for-sale:
Due within one year	126,235	126,360
Due after one year through five years	65,345	65,555
Due after five years	—	—

	$277,378	$277,713

(3)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2013, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 3,500,000. At March 31, 2014, 3,757,761 shares were available for issuance, which includes 257,761 shares carried over from the Company’s 2003 Employee, Director and Consultant Option Plan (the “2003 Plan) and the 2010 Plan that were cancelled or expired without the issuance of shares of common stock by the Company. In addition, as of March 31, 2014, the Company may grant up to 5,509,201 additional shares under the 2010 Plan if options previously granted under 2003 Plan are cancelled or expire without the issuance of shares of common stock by the Company.

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

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2,000,000 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. As of March 31, 2014, approximately 144,000 shares of common stock have been issued under the 2012 Purchase Plan and approximately 1,856,000 were available for issuance.

A summary of the stock option activity under the Company’s plans for the nine months ended March 31, 2014 is as follows:

		Weighted
	Number	average
	of	exercise
	shares	price
Options outstanding at June 30, 2013	14,434,970	$21.75
Options granted	3,308,553	26.48
Less:
Options exercised	2,404,256	18.81
Options canceled or expired	383,173	24.40

Options outstanding at March 31, 2014	14,956,094	$23.20

As of March 31, 2014, options to purchase 7,823,794 shares were vested and exercisable at a weighted average price of $21.86. As of March 31, 2014, there was $46.5 million of total unrecognized share-based compensation expense related to share-based awards granted under the Company’s plans that will be recognized over a weighted-average period of 2.49 years.

Share-based compensation expense recognized and included in the condensed consolidated statements of income was allocated as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Cost of molecular diagnostic testing	$207	$252	$639	$811
Cost of companion diagnostic services	75	54	212	159
Research and development expense	3,042	818	4,670	2,496
Selling, general, and administrative expense	10,316	5,607	21,911	16,969

Total share-based compensation expense	$13,640	$6,731	$27,432	$20,435

Total stock-based compensation for the three and nine months ended March 31, 2014 included $0.2 million, $2.0 million and $4.7 million in cost of molecular diagnostic testing, research and development and selling, general and administrative expenses, respectively, related to the acceleration of unvested stock options in connection with the acquisition of Crescendo which closed during February 2014 (see Note 9).

(4)	Stockholders’ Equity

Share Repurchase Program

In November 2013, the Company’s Board of Directors authorized a share repurchase program of $300 million of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of March 31, 2014, approximately $231.4 million remained available for repurchases under the current program. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to retained earnings. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to retained earnings for the repurchases for the three and nine months ended March 31, 2014 and 2013 were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Shares purchased and retired	1,554	1,738	8,545	4,805
Common stock and additional paid-in-capital reductions	$12,384	$13,252	$67,420	$36,374
Charges to retained earnings	$29,506	$31,571	$154,594	$88,331

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including the dilutive effect of common stock equivalents outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	73,821	80,375	76,173	81,219
Effect of dilutive stock options	2,553	2,059	2,159	2,325

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	76,374	82,434	78,332	83,544

Certain outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2014 and 2013 because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Anti-dilutive options excluded from EPS computation	5,300	5,797	6,978	4,975

(6)	Segment and Related Information

The Company’s business units have been aggregated into three reportable segments: (i) research, (ii) molecular diagnostics and (iii) companion diagnostics. The research segment is focused on the discovery of genes, biomarkers and proteins related to major common diseases and includes corporate services such as finance, human resources, legal, and information technology. The molecular diagnostics segment provides testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The business of Crescendo acquired in February 2014 is included as part of the molecular diagnostic segment. The companion diagnostics segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries. The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

Segment revenue and operating income (loss) were as follows during the periods presented:

(In thousands)	Research	Molecular diagnostics	Companion diagnostics	Total
Three months ended March 31, 2014:
Revenue	$—	176,191	6,733	$182,924
Depreciation and amortization	502	2,506	471	3,479
Segment operating income (loss)	(15,455)	70,815	(73)	55,287
Three months ended March 31, 2013:
Revenue	$—	148,384	8,088	$156,472
Depreciation and amortization	1,210	2,424	821	4,455
Segment operating income (loss)	(17,224)	76,165	(1,023)	57,918
Nine months ended March 31, 2014:
Revenue	$—	565,335	24,115	$589,450
Depreciation and amortization	1,494	5,335	1,462	8,291
Segment operating income (loss)	(48,422)	266,794	2,816	221,188
Nine months ended March 31, 2013:
Revenue	$—	416,304	22,746	$439,050
Depreciation and amortization	1,818	3,543	1,274	6,635
Segment operating income (loss)	(47,989)	214,195	(4,120)	162,086

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Total operating income for reportable segments	$55,287	$57,918	$221,188	$162,086
Interest income	2,498	1,434	5,190	4,187
Other	(442)	(111)	(1,066)	(224)
Income tax provision	20,573	21,349	82,719	62,984

Net income	$36,770	$37,892	$142,593	$103,065

(7)	Fair Value Measurements

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

(In thousands)	Level 1	Level 2	Level 3	Total
at March 31, 2014:
Money market funds (a)	$3,262	$—	$—	$3,262
Corporate bonds and notes	—	49,436	—	49,436
Municipal bonds	—	124,275	—	124,275
Federal agency issues	—	18,204	—	18,204

Total	$3,262	$191,915	$—	$195,177

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2013:
Money market funds (a)	$12,691	$—	$—	$12,691
Corporate bonds and notes	—	71,624	—	71,624
Municipal bonds	—	302,055	—	302,055
Federal agency issues	—	104,282	—	104,282

Total	$12,691	$477,961	$—	$490,652

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(8)	Income Taxes

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

Income tax expense for the three months ended March 31, 2014 was $20.6 million, or approximately 36% of pre-tax income, compared to $21.3 million, for the three months ended March 31, 2013, or approximately 36% of pre-tax income. Income tax expense for the nine months ended March 31, 2014 was $82.7 million, or approximately 37% of pre-tax income, compared to $63.0 million for the nine months ended March 31, 2013, or approximately 38% of pre-tax income. Income tax expense for the three and nine months ended March 31, 2014 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2014, adjusted by discrete items recognized during the period. For the nine months ended March 31, 2014, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the effect of state income taxes, a deduction for the write-off of stock in a wholly-owned subsidiary divested during the period, certain losses incurred by our international operations for which no tax benefit is recognized, as well as timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized if those options are disqualified upon exercise and sale.

The Company files U.S., U.K., France and state income tax returns in jurisdictions with various statutes of limitations. The Company’s New York income tax returns for the years ended June 30, 2010, 2011 and 2012 are currently under examination by the New York State Department of Taxation and Finance. The Company’s Washington income tax returns for the period January 1, 2010 to March 31, 2014 are currently under examination by the Washington State Department of Revenue. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The Company’s U.S. federal tax return, U.K. and France income tax returns and all other state tax returns are not currently under examination.

(9)	Acquisition

On February 28, 2014, the Company completed the acquisition of privately-held Crescendo Bioscience, Inc. (“Crescendo”), pursuant to an Amended and Restated Agreement and Plan of Merger, dated February 2, 2014 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Myriad acquired Crescendo for total consideration of $259.0 million, as detailed below, by means of a reverse triangular merger in which Crescendo survived the merger as the surviving corporation and a wholly-owned subsidiary of Myriad. The surviving corporation will operate under the name Crescendo Bioscience, Inc.

The following table reconciles consideration transferred to the total cash paid to acquire Crescendo:

(In thousands)
Total consideration transferred	$258,950
Share-based compensation to Crescendo employees	6,929
Change of control payments to Crescendo employees	5,695
Offset: Non-cash fair value purchase option	(8,000)

Total cash paid	$263,574

The total consideration of $259.0 million, consisted of (i) $225.1 million in cash, (ii) $25.9 million in elimination of intercompany balances related to accrued interest and the term loan the Company issued to Crescendo on September 8, 2011, and (iii) $8.0 million related to the fair value of the purchase option granted to the Company on September 8, 2011 by Crescendo through a definitive merger agreement (“Option Agreement”) entered into in association with the term note. Of the cash consideration, $20.0 million of was deposited into an escrow account to fund (i) any post-closing adjustments payable to Myriad based upon differences between the estimated working capital and the actual working capital of Crescendo at closing, and (ii) any indemnification claims made by Myriad against Crescendo, for a period of time, based upon the completion of an audit of Crescendo’s financial statements, of no fewer than twelve nor more than fifteen months following closing.

Of the total cash paid, $6.9 million was accounted for as share-based compensation expense resulting from the accelerated vesting of employee options immediately prior to the acquisition and $5.7 million was accounted for as change of control bonuses paid to Crescendo employees and directors. The Company recognized the share-based compensation expense and change of control bonuses in the three and nine month March 31, 2014 post-acquisition Condensed Consolidated Statements of Income for the three and nine month periods ended March 31, 2014.

Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary fair values at the acquisition date as set forth below. The Company believes that the acquisition of Crescendo facilitates the Company’s entry into the high growth autoimmune market, diversifies its product revenue and enhances its strength in protein-based diagnostics. These factors contributed to consideration transferred in excess of the fair value of Crescendo’s net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction. Management estimated the fair values of tangible and intangible asset and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The preliminary allocation of the consideration transferred is subject to potential adjustments primarily due to tax-related matters that could have a material impact on the consolidated financial statements. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

The Company’s preliminary allocation of consideration transferred for Crescendo is as follows (in thousands):

Estimated
(In thousands)	Fair Value
Other assets acquired	$15,826
Intangible assets	196,600
Goodwill	109,896

Total assets acquired	322,322

Deferred tax liability	41,778
Other liabilities assumed	21,594

Total net assets acquired	$258,950

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of developed technology which had an estimated fair value of $165.4 million and a laboratory database with an estimated fair value of $31.2 million. The fair values of the assets were determined using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 19% which is based on the estimated internal rate of return for the acquisition and represent the rate that market participants might use to value the intangible assets. The projected cash flows were based on key assumptions such as: estimates of revenues and operating profits; the time and resources need to recreate databases and product and commercial development and approval; the life of the commercialized product; and associated risks related to viability and product alternatives. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 18 years. This amortization is not deductible for income tax purposes.

Goodwill

The $109.9 million of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s research and commercial operations with Crescendo’s. This goodwill is not deductible for income tax purposes.

Share-Based Compensation

The share-based compensation expense recognized for the accelerated vesting of employee options immediately prior to the acquisition was reported in the Company’s Condensed Consolidated Statements of Income as follows:

(In thousands)
Cost of molecular diagnostic testing	$185
Research and development expense	2,075
Selling, general, and administrative expense	4,669

Total share-based compensation	$6,929

Change of Control

The change of control expense recognized for bonuses paid to Crescendo employees and directors for completion of the acquisition with Myriad was reported in the Company’s Condensed Consolidated Statements of Income as follow:

(In thousands)
Cost of molecular diagnostic testing	$238
Research and development expense	1,710
Selling, general, and administrative expense	3,747

Total change of control bonuses	$5,695

Both the share-based compensation and change of control expenses are one-time items and will not impact future reporting periods.

Other

The Company also recorded interest income related to accretion of the note receivable that was settled at the acquisition date, for the three and nine months ended March 31, 2014 of $2.3 million and $4.5 million, respectively, in the Condensed Consolidated Statements of Income. From the date of acquisition through March 31, 2014, the Company recorded Crescendo revenue of approximately $3.1 million and a net loss from Crescendo of approximately $16.3 million that included non-recurring acquisition related charges of $12.6 million.

Pro Forma Information

The unaudited pro-forma results presented below include the effects of the Crescendo acquisition as if it had been consummated as of July 1, 2012, with adjustments to give effect to pro forma events that are directly attributable to the acquisition which includes adjustments related to the amortization of acquired intangible assets, interest income and expense, stock-based compensation expense, and depreciation. The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the consolidation of Crescendo. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations and are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of July 1, 2012.

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Revenue	$188,693	$158,356	$618,743	$443,820
Income from operations	47,396	46,384	199,380	126,291
Net income	$29,173	$28,622	$122,316	$75,092
Net income per share, basic	$0.40	$0.36	$1.61	$0.92
Net income per share, diluted	$0.38	$0.35	$1.56	$0.90

(10)	Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following:

(In thousands)	At March 31, 2014	At June 30, 2013
Balance at the beginning of the period	$56,850	$56,850
Current period acquisitions	109,896	—

Balance at the end of the period	$166,746	$56,850

For a discussion of the changes in goodwill, see Note 9.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. The following summarizes the amounts reported as intangible assets:

(In thousands)	Gross Carrying Amount	Accumlated Amortization	Net
March 31, 2014:
Purchased licenses and technologies	$201,100	$(3,779)	$197,321
Customer relationships	4,650	(1,325)	3,325
Trademarks	3,000	(150)	2,850

Total amortizable intangible assets	208,750	(5,254)	203,496

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$213,550	$(5,254)	$208,296

(In thousands)	Gross Carrying Amount	Accumlated Amortization	Net
June 30, 2013:
Purchased licenses and technologies	$4,500	$(2,644)	$1,856
Customer relationships	4,650	(976)	3,674
Trademarks	3,000	—	3,000

Total amortizable intangible assets	12,150	(3,620)	8,530

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$16,950	$(3,620)	$13,330

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Amortization on intangible assets	$1,146	$194	1,634	$701

For a discussion of changes in intangible assets and amortization, see Note 9.

(11)	Cost Basis Investment

As of March 31, 2014, the Company had a $5.0 million investment in RainDance Technologies, Inc. which has been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet. There were no events or circumstances that indicated that impairment exists; therefore, the Company recorded no impairment in the investment for the three or nine months ended March 31, 2014.

(12)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of March 31, 2014, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading molecular diagnostic company dedicated to making a difference in patients’ lives through the discovery and commercialization of novel, transformative tests across major diseases. We believe in improving healthcare for patients by providing physicians with important information to answer critical questions and solve unmet medical needs. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these biomarkers (the genes, their expression levels, and the proteins they produce) will enable us to develop novel molecular diagnostic tests.

Our goal is to provide physicians with critical information that may guide the healthcare management of their patients to prevent disease, diagnose the disease at an earlier stage, determine the most appropriate therapy, and assess the aggressiveness of their disease. Our proprietary technologies, including DNA, RNA and protein analysis, help us to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. We use this information to guide the development of new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), assess a patient’s risk of disease progression and disease recurrence (prognostic medicine) or accurately diagnose disease (diagnostic medicine).

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow and expand our existing products and markets. Second, we are developing our business internationally and have recently established operations in Europe and Canada. Finally, we are launching and intend to continue to launch new potentially transformative products across a diverse set of disease indications, complementing our current businesses in oncology, women’s health, urology, dermatology and rheumatology.

On February 28, 2014, we completed the acquisition of privately-held Crescendo Bioscience, Inc. (“Crescendo”), pursuant to an Amended and Restated Agreement and Plan of Merger, dated February 2, 2014, for $270 million in cash which was reduced by the repayment of a loan made to Crescendo and other customary adjustments in accordance with acquisition agreement. We believe that the acquisition of Crescendo facilitates our entry into the high growth autoimmune market, diversifies our product revenue and enhances our strength in protein-based diagnostics. The business of Crescendo, including its Vectra®DA blood test for rheumatoid arthritis disease activity, will be operated as one of our wholly owned subsidiaries.

Products and Services

We offer fourteen commercial molecular diagnostic tests, consisting of seven predictive medicine tests, three personalized medicine tests, and three prognostic medicine tests and one diagnostic medical test. We market these tests in the United States through our own sales force of approximately 430 people. We have also established commercial laboratory operations in Munich, Germany and international headquarters in Zurich, Switzerland. We currently market our MyRisk®, BRACAnalysis®, COLARIS®, COLARIS AP®, and Prolaris® and EndoPredict products through our own sales force in Europe and Canada and have entered into distributor agreements with organizations in select Latin American, Middle Eastern, Asian and African countries.

Our fourteen commercial molecular diagnostic tests include:

•	BRACAnalysis®, our predictive medicine test for hereditary breast and ovarian cancer;

•	BARTTM, our predictive medicine test for detecting large genomic rearrangements involved in hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine test for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine test for hereditary colorectal cancer;

•	EndoPredict, our prognostic medicine test for breast cancer;

•	MELARIS®, our predictive medicine test for hereditary melanoma;

•	Myriad myRiskTM Hereditary Cancer, our predictive medicine test for hereditary cancers;

•	Myriad myPlanTM Lung Cancer, our prognostic medicine test for early stage lung cancer;

•	Myriad myPathTM Melanoma, our diagnostic medicine test for diagnosis of melanoma;

•	PANEXIA™, our predictive medicine test for pancreatic cancer;

•	PREZEON®, our personalized medicine test to assess PTEN status for drug response;

•	Prolaris®, our prognostic medicine test for prostate cancer;

•	Theraguide® 5-FU, our personalized medicine test for chemotherapy toxicity to 5-FU; and

•	Vectra®DA, our personalized medicine test for rheumatoid arthritis disease activity.

On September 3, 2013, we launched Myriad myRiskTM Hereditary Cancer to physician thought leaders as part of a staged product rollout. We began expanding physician access to Myriad myRisk Hereditary Cancer in February 2014. On October 29, 2013, we launched Myriad myPlan™ Lung Cancer to leading oncologists throughout the United States and on November 12, 2013, we launched Myriad myPath™ Melanoma to leading dermatopathologists across the country. We intend to expand access to Myriad myPlan Lung Cancer and Myriad myPath Melanoma throughout the remainder of our fiscal year ending June 30, 2014.

In January 2014, we acquired international (ex United States) rights to EndoPredict from Sividon in Germany and have been marketing it to leading pathologists. In February 2014, we acquired Vectra DA through the acquisition of Crescendo. Through Crescendo, our wholly owned subsidiary, we provide molecular diagnostics focused on rheumatology. Crescendo is developing quantitative, objective, biology-based tests to provide rheumatologists with deeper clinical insights to help enable more effective management of patients with autoimmune and inflammatory diseases.

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

Use of Resources

During the three and nine months ended March 31, 2014, we devoted our resources to supporting and growing our molecular diagnostic and companion diagnostic businesses, as well as to the research and development of future molecular and companion diagnostic candidates. We have three reportable operating segments—research, molecular diagnostics and companion diagnostics. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments. In addition, we used net cash of $223.5 million to acquire Crescendo on February 28, 2014. See Note 9 in the notes to our condensed consolidated financial statements (unaudited).

For the three and nine months ended March 31, 2014, we had net income of $36.8 million and $142.6 million and diluted earnings per share of $0.48 and $1.82, compared to net income of $37.9 million and $103.1 million and diluted earnings per share of $0.46 and $1.23 per share in the same period in the prior year. Net income and diluted earnings per share results for the three and nine months ended March 31, 2014 included income tax expense of $20.6 million and $82.7 million compared to $21.3 million and $63.0 million for the same period in the prior year.

Share Repurchase Program

In November 2013, we announced that our board of directors had authorized us to repurchase an additional $300 million of our outstanding common stock increasing our total share repurchase authorization to $1 billion. During the three and nine months ended March 31, 2014, we repurchased $41.9 million and $222.0 million, respectively, of our outstanding common stock. In connection with our stock repurchase program our board of directors authorized us to repurchase shares from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our companion diagnostic research services. Total revenue for the three months ended March 31, 2014 was $182.9 million, compared to $156.5 million for the same three months in 2013. This 17% increase in revenue is primarily due to increased molecular diagnostic testing volume for our Myriad myRisk Hereditary Cancer test, which we launched during 2013 as well as sales from VectraDA, our new test from the Crescendo subsidiary, as disclosed in the table below. Revenues during the three month period were negatively impacted by approximately $6 million due to a January 1, 2014 Medicare pricing adjustment that was subsequently reversed in part on April 1, 2014. We believe that our increased sales, marketing, and education efforts resulted in wider acceptance of our molecular diagnostic tests by the medical community and increased patient testing volumes. The 17% decrease in companion diagnostic service revenue was due to the timing of research projects with our pharmaceutical partners and will fluctuate. There can be no assurance that our revenue will continue to increase or remain at current levels.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31,			% of Total Revenue
(In thousands)	2014	2013	% Change	2014	2013
Molecular diagnostic testing revenue:
BRACAnalysis	$119,668	$115,387	4%	65%	74%
BART	21,062	16,923	24%	12%	11%
COLARIS & COLARIS AP	14,384	13,280	8%	8%	8%
Myriad myRisk	14,451	—	N/A	8%	N/A
VectraDA	3,127	—	N/A	2%	N/A
Other	3,499	2,794	25%	2%	2%

Total molecular diagnostic testing revenue	176,191	148,384	19%

Companion diagnostic service revenue	6,733	8,088	(17%)	4%	5%

Total revenue	$182,924	$156,472	17%	100%	100%

Our molecular diagnostic sales force is focused on five major markets, oncology, women’s health, urology, dermatology and rheumatology. Oncology and women’s health revenue was 52% and 45% of total molecular diagnostic testing revenue, respectively, during the three months ended March 31, 2014. As a result of the newly acquired Crescendo subsidiary in February 2014, we have one month of sales in the rheumatology market during the three months ended March 31, 2014. Sales of molecular diagnostic tests in each major market for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31,
(In thousands)	2014	2013	% Change
Molecular diagnostic testing revenue:
Oncology	$92,381	$95,776	(4%)
Women’s health	80,683	52,608	53%
Rheumatology	3,127	—	N/A

Total molecular diagnostic testing revenue	$176,191	$148,384	19%

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the three months ended March 31, 2014 was $23.6 million, compared to $16.5 million for the same three months in 2013. This increase of 43% in molecular diagnostic testing cost of revenue is primarily due to the 19% increase in testing revenue, the additional costs associated with processing samples from our three newly launched tests at levels which have not yet achieved economies of scale, the acquisition of Crescendo which includes $423 thousand of one-time non-cash expense and the addition of the VectraDA test to our product line which does not have full reimbursement from private payors. Our cost of revenue may continue to fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests, changes in reimbursement rates, and changes in testing volumes in the molecular diagnostic segments. Our costs of companion diagnostic services include similar items. Cost of companion diagnostic services for the three months ended March 31, 2014 was $3.0 million, compared to $3.9 million for the same three months in 2013. This 24% decrease in companion diagnostic testing cost of revenue is due to the 17% decrease in companion diagnostic revenue as well as increased efficiencies within the laboratory.

Our gross margins for molecular diagnostics were 87% at March 31, 2014, compared to 89% in the same three months of the prior year. Molecular diagnostic margins were impacted by the change in product mix primarily due to the launch or our three new molecular diagnostic tests, the acquisition of Crescendo, the addition of the VectraDA test to the product mix, and the Medicare price reduction on January 2014. There can be no assurance that gross profit margins will remain at current levels.

Our research and development expenses include costs incurred in formulating, improving and creating alternative or modified processes related to and expanding the use of our current molecular diagnostic tests and costs incurred for the discovery, validation and development of our pipeline of molecular and companion diagnostic test candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the three months ended March 31, 2014 were $13.4 million compared to $13.6 million for same three months in 2013. This decrease of 2% was primarily due to the following:

•	an increase of $5.2 million in research and development expenses from the acquisition of Crescendo, which includes one-time non-cash expenses of $3.8 million associated with the purchase of Crescendo;

•	a decrease of approximately $4.2 million in internal development activities and clinical studies to support creating alternative or modified processes related to, and expanding the use of, our current molecular diagnostic products and to support future molecular diagnostic testing products; and

•	a decrease of approximately $1.1 million in internal development activities to support our companion diagnostic services business.

We expect that our research and development expenses as a percentage of revenues will fluctuate over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and companion diagnostic services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and companion diagnostic businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended March 31, 2014 were $87.6 million, compared to $64.6 million for the same three months in 2013. The increase in selling, general and administrative expense of 36% was due primarily to the following:

•	an increase of $11.9 million in selling, general and administrative expenses from the acquisition of Crescendo, which includes one-time non-cash expenses of $8.4 million associated with the purchase of Crescendo;

•	an increase in sales and marketing expense of approximately $7.1 million due to new marketing initiatives to support the three new product launches, added sales force headcount and increased sales commissions associated with the increase in revenue;

•	an increase of approximately $1.5 million in international administrative costs to support our international business;

•	an increase of approximately $1.4 million in legal fees associated with various legal proceedings to enforce our intellectual property; and

•	an increase of approximately $1.6 million in general administrative expenses to support our growth.

We expect that our selling, general and administrative expenses will continue to fluctuate from quarter to quarter and that such increases may be substantial, depending on the number and scope of any new molecular launches, our efforts in support of our existing molecular diagnostic tests and our continued international expansion efforts.

Other Income (Expense)

Interest income was $2.5 million for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013. Interest income consists primarily of interest income recorded from the note receivable from Crescendo Bioscience, Inc which will not continue in the future.

Income Tax Provision

Income tax expense for the three months ended March 31, 2014 was $20.6 million, for an effective income tax rate of approximately 36%, compared to income tax expense of $21.3 million or a 36% effective income tax rate in the same period in 2013. Our quarterly effective tax rate differs from the U.S. federal statutory rate of 35%, primarily due to a 3% state income tax impact and an approximate 2% impact from exclusion of certain losses incurred from our international operations offset by the benefits realized from the timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Results of Operations for the Nine Months Ended March 31, 2014 and 2013

Revenue

Total revenue for the nine months ended March 31, 2014 was $589.5 million, compared to $439.1 million for the same nine months in 2013. This 34% increase in revenue is primarily due to increased molecular diagnostic testing volume for our BRACAnalysis, BART, Colaris and Colaris AP tests and myRisk Hereditary Cancer tests, as well as sales from our VectraDA test, our new test from Crescendo. The increase in companion diagnostic services is due to increased research collaborations with our pharmaceutical partners. We believe that our increased sales, marketing, and education efforts resulted in wider acceptance of our molecular diagnostic tests by the medical community and increased patient testing volumes.

Total revenue of our molecular diagnostic tests and companion diagnostic services and revenue by product as a percent of total revenue for the nine months ended March 31, 2014 and 2013 were as follows:

	Nine months ended
	March 31,			% of Total Revenue
(In thousands)	2014	2013	% Change	2014	2013
Molecular diagnostic testing revenue:
BRACAnalysis	$410,474	$330,626	24%	70%	75%
BART	70,532	40,327	75%	12%	9%
COLARIS & COLARIS AP	44,276	37,424	18%	8%	9%
Myriad myRisk	26,401	—	N/A	4%	N/A
VectraDA	3,127	—	N/A	1%	N/A
Other	10,525	7,927	33%	2%	2%

Total molecular diagnostic testing revenue	565,335	416,304	36%

Companion diagnostic service revenue	24,115	22,746	6%	4%	5%

Total revenue	$589,450	$439,050	34%	100%	100%

Our molecular diagnostic sales force is focused on five major markets, oncology, women’s health, urology, dermatology and rheumatology. Oncology and women’s health revenue was 53% and 46% of total molecular diagnostic testing revenue, respectively, during the nine months ended March 31, 2014. As a result of the newly acquired Crescendo subsidiary in February 2014, we have one month of sales in the rheumatology market. Sales of molecular diagnostic tests in each major market for the nine months ended March 31, 2014 and 2013 were as follows:

	Nine months ended
	March 31,
(In thousands)	2014	2013	% Change
Molecular diagnostic testing revenue:
Oncology	$302,298	$270,009	12%
Women’s health	259,910	146,295	78%
Rheumatology	3,127	—	N/A

Total molecular diagnostic testing revenue	$565,335	$416,304	36%

Costs and Expenses

Cost of molecular diagnostic testing revenue for the nine months ended March 31, 2014 was $67.8 million, compared to $46.0 million for the same nine months in 2013. This increase of 48% in molecular diagnostic testing cost of revenue is primarily due to the 36% increase in testing revenue, the additional costs associated with processing samples from our three newly launched tests at levels that have not yet achieved economies of scale, the acquisition of Crescendo and the addition of the VectraDA test. Cost of companion diagnostic services for the nine months ended March 31, 2014 was $10.4 million, compared to $11.6 million for the same three months in 2013. This 10% decrease in companion diagnostic testing cost of revenue is due to increased efficiencies gained in our companion diagnostic laboratory. Gross margins for molecular diagnostics for the nine months ended March 31, 2014 was 88% compared to 89% for the nine months ended March 31, 2014.

Research and development expenses incurred during the nine months ended March 31, 2014 were $47.3 million compared to $39.1 million for same nine months in 2013. This increase of 21% was primarily due to the following:

•	an increase of approximately $5.2 million in internal development activities and clinical studies to support creating alternative or modified processes related to and expanding the use of our current molecular diagnostic products and to support future molecular diagnostic testing products;

•	an increase of $5.2 million of research and development expenses as a result of the Crescendo acquisition, which includes one-time non-cash expenses of $3.8 million associated with the purchase of Crescendo;

•	an increase of $2.0 million due to external research and development activities to develop proprietary technologies; and

•	a decrease of approximately $4.3 million in internal development activities to support our companion diagnostic research services business.

Selling, general and administrative expenses for the nine months ended March 31, 2014 were $242.8 million, compared to $180.3 million for the same nine months in 2013. The increase in selling, general and administrative expense of 34% was due primarily to supporting the 34% increase in revenue and include:

•	an increase in sales and marketing expense of approximately $27.9 million to support new marketing initiatives, added sales force headcount and increased sales commissions associated with the increase in revenue;

•	an increase of $11.9 million in selling, general and administrative expenses as a result of the Crescendo acquisition, which includes one-time non-cash expenses of $8.4 associated with the purchase of Crescendo;

•	an increase of approximately $8.0 million in bad debt expense due to increased testing volumes;

•	an increase of approximately $6.7 million in general administrative expenses to support revenue growth;

•	an increase of approximately $4.7 million in legal fees associated with various legal proceedings to enforce our intellectual property;

•	an increase of approximately $4.1 million in international administrative costs to support our international business; and

•	a decrease of approximately $0.8 million in administrative fees associated with the companion diagnostic research services business.

Other Income (Expense)

Interest income was $5.2 million for the nine months ended March 31, 2014 compared to $4.2 million for the nine months ended March 31, 2013. Interest income consists primarily of interest income recorded from the note receivable from Crescendo Bioscience, Inc.

Income Tax Provision

Income tax expense for the nine months ended March 31, 2014 was $82.7 million, for an effective income tax rate of approximately 37%, compared to income tax expense of $63.0 million or a 38% effective income tax rate in the same period in 2013. Income tax expense for the nine months ended March 31, 2014 is based on our estimated annual effective tax rate for the full fiscal year ending June 30, 2014 adjusted by discrete items recognized during the period. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to a 3% blended state income tax rate and 2% impact from certain losses incurred by our international operations offset by certain discrete items that are required to be separately recognized during the quarter in which they occurred, including a deduction for the write-off of stock in a wholly-owned subsidiary recently divested and benefits realized from the timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities were $277.7 million at March 31, 2014 compared to $531.1 million at June 30, 2013, which is a decrease of $253.4 million. This decrease in cash, cash equivalents and marketable investment securities was attributable to the purchase of $222.0 million of our common stock under our share repurchase programs and the net cash paid for the acquisition of Crescendo of $223.5 million on February 28, 2014 offset by cash collections from molecular and companion diagnostic sales.

Net cash provided by operating activities was $149.3 million during the nine months ended March 21, 2014, compared to $110.9 million during the same nine months in 2013. Our cash from operations was impacted by non-cash charges in the form of share-based compensation and depreciation and amortization, which totaled $20.5 million and $8.3 million, respectively, during the nine months ended March 31, 2014.

Net cash provided by investing activities was $2.2 million during the nine months ended March 31, 2014 compared to $9.0 million during the same nine months in 2013. Investing activities were comprised of $223.5 million investing outflow used for the acquisition of Crescendo and capital expenditures for equipment and facilities of $9.7 million, offset by the net proceeds from the maturity, purchases and sales of marketable investment securities of $235.4 million.

Financing activities used cash of $169.7 million during the nine months ended March 31, 2014 and $93.9 million in the same nine months in 2013. Cash utilized in financing activities during the nine months ended March 31, 2014 was primarily due to the purchase of $222.0 million of our common stock through our share repurchase programs, partially offset by $47.2 million from cash provided primarily by the exercise of stock options.

During the nine months ended March 31, 2014, cash, cash equivalents and marketable securities, inventory, intangibles, and goodwill were all impacted by the acquisition of Crescendo. Cash, cash equivalents and marketable securities decreased by the $223.5 million due to the cash paid, net of $1.6 million cash acquired, for Crescendo. Inventory, intangibles and goodwill increased by approximately $10.3 million, $195.7 million, and $109.9 million, respectively, due to acquisition of Crescendo on February 28, 2014. See Note 9 in the notes to our condensed consolidated financial statements (unaudited).

We believe that our existing capital resources and net cash expected to be generated from sales of our molecular diagnostic tests and companion diagnostic services will be adequate to fund our current and planned operations for the next several years, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise additional funds. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure to sustain revenue growth or margins in our molecular diagnostic testing and companion diagnostic research services businesses;

•	increased competition in our major markets or the introduction of technological innovations or new commercial tests by our competitors;

•	changes in the government regulatory approval process for our tests;

•	timing and amount of repurchases of our common stock;

•	termination of the licenses underlying our molecular diagnostic tests and companion diagnostic services or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	costs and expenses incurred in supporting our existing molecular diagnostic tests and companion diagnostic research services;

•	progress, results and cost of developing and launching additional molecular diagnostic tests and offering additional companion diagnostic research services;

•	potential business development activities, in-licensing agreements and acquisitions;

•	our ability to successfully integrate and derive benefits from our acquisition of Crescendo and any other technologies or businesses that we license or acquire;

•	progress, results and costs of our international expansion efforts;

•	costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and companion diagnostic research services;

•	costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	costs, timing and outcome of any litigation that we are pursuing or is pursued against us;

•	changes in intellectual property laws covering our molecular diagnostic tests and companion diagnostic research services and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers’ reimbursement levels for our tests; and

•	changes in structure of the healthcare system or healthcare payment systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and nine months ended March 31, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June  30, 2013, which is incorporated by reference herein.

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

There have been no material developments in the legal proceedings involving Ambry Genetics Corporation, Gene by Gene LTD, Counsyl, Inc., Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute, GeneDX, Inc., Invitae Corporation, and Laboratory Corporation of America Holdings, previously disclosed in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the fiscal quarters ending December 31, 2013 and September 30, 2013, except as follows:

Gene by Gene LTD

Effective February 5, 2014, Myriad and the Patent Owners entered into a Settlement Agreement with Gene by Gene LTD whereby the parties have dismissed their respective claims and counterclaims against each other without prejudice. Under the agreement, Gene by Gene has agreed to cease selling or marketing clinical diagnostic tests within North America that include analysis of the BRCA1 and/or BRCA2 genes as a standalone test or in conjunction with gene panels, but Gene by Gene may continue to offer such tests outside of North America. The agreement will continue until the earlier of February 12, 2016 or the last-to-expire valid patent claim in any of the BRCA patents involved in the case.

In re: BRCA1- and BRCA2-Based Hereditary Cancer Test Patent Litigation (MDL No. 2510)

On February 19, 2014, the United States Judicial Panel on Multi-District Litigation issued a Transfer Order whereby the legal proceedings involving Ambry Genetics Corporation, Counsyl, Inc., Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute, and GeneDX, Inc. have been transferred to the United States District Court for the District of Utah for coordinated and consolidated pretrial proceedings. Subsequent to the Transfer Order, the legal proceedings involving Invitae Corporation and Laboratory Corporation of America Holdings have also been transferred to the United States District Court for the District of Utah for coordinated and consolidated pretrial proceedings. The consolidated cases are now proceeding forward in the Utah District Court.

Ambry Genetics Corporation

On March 10, 2014, the United States District Court for the District of Utah denied our motion for a preliminary injunction against Ambry Genetics Corporation, finding that the Ambry had raised a substantial question concerning whether the Patent Owners’ primer and method claims are directed toward patent-ineligible products of nature and abstract ideas under 35 U.S.C. Section 101. Myriad and the other Patent Owners appealed the District Court’s order to the United States Court of Appeals for the Federal Circuit and on April 18, 2014, and filed an opening brief requesting that the order be reversed and vacated and the case remanded for further proceedings. Ambry’s respondent’s brief is due on June 2, 2014. A date for oral arguments has not yet been scheduled.

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

The details of the activity under our stock repurchase program during the fiscal quarter ended March 31, 2014 were as follows:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	1,003,700	$22.93	1,003,700	$250,240,247
February 1, 2014 to February 28, 2014	255,433	$33.11	255,433	241,782,090
March 1, 2014 to March 31, 2014	294,627	$35.36	294,627	231,365,276

Total	1,553,760		1,553,760	$231,365,276

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of February 2, 2014, by and among Myriad Genetics, Inc., Myriad Crescendo, Inc., Crescendo Bioscience, Inc. and the Representative (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February 4, 2014 (File No. 000-26642) and incorporated herein by reference). Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 7, 2014	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: May 7, 2014	By:	/s/ James S. Evans
James S. Evans
Chief Financial Officer
(Principal financial and chief accounting officer)