Form 10-K
period 2014-06-30
MYRIAD GENETICS INC
filed 2014-08-13
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,547,653,605.

As of August 1, 2014 the registrant had 72,795,117 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 4, 2014.

“We,” “us,” “Myriad” and the “Company” as used in this Annual Report on Form 10-K refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.

“Myriad,” BRACAnalysis, BART, COLARIS, COLARIS AP, MELARIS, myPath, myPlan, myChoice, Myriad myRisk, PANEXIA, PREZEON, Prolaris, HRD, Vectra, Vectraview, TruCulture, DiscoveryMAP and RodentMap are registered trademarks or trademarks of Myriad.

PART I

Item 1.	BUSINESS

Overview

We are a leading molecular diagnostic company dedicated to making a difference in patients’ lives through the discovery and commercialization of novel, transformative tests across major diseases. We believe in improving healthcare for patients by providing physicians with important information to solve unmet medical needs. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests.

Our goal is to provide physicians with critical information to guide the healthcare management of their patients by addressing four major questions a patient may have about their healthcare: (1) what is the likelihood of my getting a disease, (2) do I have a disease, (3) how aggressively should my disease be treated, and (4) which therapy will work best to treat my disease. We are developing new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), accurately diagnose disease (diagnostic medicine), identify a patient’s likelihood of responding to a particular therapy and assess if a patient will benefit from a particular drug (personalized medicine), and assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow and expand our existing products and markets. Second, we are developing our business internationally with an international direct sales force. Finally, we are launching and intend to continue to launch new potentially transformative products across a diverse set of disease indications, complementing our current businesses in oncology, women’s health, urology, dermatology and rheumatology.

In February 2014, we completed the acquisition of privately-held Crescendo Bioscience, Inc. (“Crescendo”) for $270 million in cash, which was reduced by the repayment of a loan made to Crescendo and other customary adjustments in accordance with the acquisition agreement. We believe that the acquisition of Crescendo facilitates our entry into the high growth autoimmune and inflammatory disease market, diversifies our product revenues and enhances our strength in protein-based diagnostics. The business of Crescendo, including its Vectra®DA blood test for rheumatoid arthritis disease management, is operated as a wholly owned subsidiary.

We offer 13 commercial molecular diagnostic tests, consisting of seven predictive medicine tests, three personalized medicine tests, two prognostic medicine tests and one diagnostic medicine test. We market these tests in the United States through our own sales force of approximately 470. We have also established commercial laboratory operations in Munich, Germany and international headquarters in Zurich, Switzerland. We currently market our products through our own sales force in Europe and Canada and have entered into distributor agreements with organizations in selected Latin American, Middle Eastern, Asian and African countries. We also generate revenue by providing pharmaceutical and clinical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing our multiplexed immunoassay technology. Total revenue was $778.2 million for the year ended June 30, 2014, an increase of 27% over the prior fiscal year.

During the fiscal year ended June 30, 2014, we devoted our resources to supporting (i) our predictive medicine, diagnostic medicine, personalized medicine and prognostic medicine tests, (ii) our pharmaceutical and clinical services business, and (iii) our research and development efforts supporting our existing tests and our future molecular diagnostic candidate tests. For the years ended June 30, 2014, 2013 and 2012, we had research and development expense of $67.5 million, $53.7 million and $42.6 million, respectively. Additional financial information about our three reportable segments is included in Note 10 to our audited financial statements for the fiscal year ended June 30, 2014 included with this Annual Report. For the year ended June 30, 2014, we had net income of $176.2 million, an increase of 20% over the prior fiscal year.

Our Business Strategy

Our business strategy is to understand the genetics of human disease in order to develop and administer the next generation of molecular diagnostic tests. Through our proprietary technologies in discovering DNA, RNA and protein biomarkers, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these genes, proteins, and pathways has enabled and will continue to enable us to develop novel molecular diagnostic tests. Our business strategy includes the following key elements:

•

Discover important DNA, RNA and protein biomarkers and develop novel molecular diagnostic tests. We plan to continue to use our proprietary DNA sequencing, RNA expression and protein analysis technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover important genes and their proteins and to understand their role in human disease. Based on these biomarkers we plan to develop highly accurate, informative test that may help physicians better manage their patients’ healthcare. We believe that our technologies provide us with a significant competitive advantage and the potential for numerous product opportunities.

•

Acquire companies, products or promising biomarkers from other organizations. We intend to continue to take advantage of in-licensing or acquisition opportunities to augment our internal research and development programs. For example, in February 2014, we acquired Crescendo, a company that is developing and marketing molecular diagnostic tests for patients suffering from autoimmune disorders, including rheumatoid arthritis. We recognize that we cannot meet all of our research discovery goals internally and can benefit from the research performed by other organizations. We hope to leverage our financial strength, product development expertise, and sales and marketing presence to acquire new product opportunities in molecular diagnostic areas of focus.

•

Independently commercialize new transformative molecular diagnostic tests. Our goal is to commercialize informative molecular diagnostic tests that can save lives and improve the quality of life of patients. We plan to sell these tests through our own direct sales force and marketing efforts in the United States and Europe and employ distributors throughout the rest of the world. In connection with any additional tests that we may launch, we plan to expand our existing oncology, urology, and women’s health sales forces and build new sales forces to address other physician specialty groups.

•

Diversify our molecular diagnostic business across multiple disease indications. We plan to continue to expand our markets and increase the market penetration of our existing molecular diagnostic tests in oncology, women’s health, urology, dermatology, autoimmune and rheumatology. Additionally, we plan to pursue new market opportunities in other adult-onset diseases such as diabetes and the neuroscience diseases to capitalize on our leadership position in the molecular diagnostic industry.

•

Expand our molecular diagnostic business internationally. We believe that the market for our molecular diagnostic products in Europe, Latin America and Asia represents an attractive commercial opportunity. We have established sales offices in Germany, France, United Kingdom, Spain, Switzerland, Italy, Australia and Canada; laboratory operations in Germany; and international headquarters in Switzerland. We believe that our predictive medicine, diagnostic medicine, personalized medicine and prognostic medicine products would benefit patients world-wide by assisting physicians in guiding their health care decisions.

Molecular Diagnostic Testing

Our molecular diagnostic tests are designed to analyze genes, accurately diagnose disease, their expression levels and proteins to assess an individual’s risk for developing disease later in life, determine a patient’s likelihood of responding to a particular drug, and assess a patient’s risk of disease progression and disease recurrence. Armed with this valuable information, physicians may more effectively manage their patient’s healthcare to prevent or delay the onset of disease and ensure that patients receive the most appropriate treatment for their disease.

We offer 13 primary commercial molecular diagnostic tests. Our current commercial molecular diagnostic tests are:

•

BRACAnalysis ®: predictive medicine test for hereditary breast and ovarian cancer. Our BRACAnalysis test is an analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk of developing hereditary breast and ovarian cancer. A woman who tests positive for a deleterious mutation with the BRACAnalysis test has up to an 87% risk of developing breast cancer and up to a 44% risk of developing ovarian cancer by age 70. As published in the Journal of the National Cancer Institute, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast or ovarian cancer can reduce their risk by over 50% with appropriate preventive therapies. Additionally, BRACAnalysis may be used to assist patients already diagnosed with breast or ovarian cancer and their physicians in determining the most appropriate therapeutic interventions to address their disease.

According to the American Cancer Society, in 2014 there will be approximately 257,000 women in the United States diagnosed with breast cancer or ovarian cancer. BRACAnalysis accounted for 66.5% of our total revenue during the year ended June 30, 2014.

BART ®: predictive medicine test for hereditary breast and ovarian cancer. Our BART test is based on proprietary technology for detecting large genomic rearrangements in the genes involved in hereditary breast and ovarian cancer patients. As published in the journal Cancer, researchers have shown that up to 10% of hereditary breast and ovarian cancer susceptibility is due to large rearrangement mutations that can’t be detected using conventional sequencing technology. BART may be used to identify these mutation carriers. BART accounted for 11.5% of our total revenue during the year ended June 30, 2014.

•

COLARIS ®: predictive medicine test for hereditary colorectal and uterine cancer. Our COLARIS test is an analysis of the MLH1, MSH2, MSH6, PMS2, EPCAM and MYH genes for assessing a person’s risk of developing colorectal and uterine cancer. Individuals who carry a deleterious mutation in one of the colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have up to a 71% lifetime chance of developing uterine cancer. Colon cancer is a preventable disease if high-risk individuals diligently have colonoscopies and remove any precancerous polyps.

According to the American Cancer Society, approximately 189,000 new cases of colorectal cancer or uterine cancer will be diagnosed in the United States in 2014. According to the American Society of Clinical Oncologists, familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases.

•

COLARIS AP®: predictive medicine test for hereditary colorectal cancer. Our COLARIS AP test detects mutations in the APC and MYH genes, which cause a colon polyp-forming syndrome such as familial adenomatous polyposis (FAP), a more common variation of the syndrome known as attenuated FAP, and the MYH-associated polyposis signature (MAP). Individuals who carry a deleterious mutation in the APC or MYH gene may have a greater than 90% lifetime risk of developing colon cancer. Effective preventive measures include colonoscopy and the removal of pre-cancerous polyps and prophylactic surgery.

COLARIS and COLARIS AP accounted for 7.6% of our total revenue during the year ended June 30, 2014.

•

EndoPredict: personalized medicine test for breast cancer. Our EndoPredic test is a next generation RNA expression test used to determine which women with breast cancer would benefit from chemotherapy. EndoPredict detects the likelihood of late metastases, metastases occurring after five years, to guide treatment decisions for chemotherapy and extended anti-hormonal therapy. EndoPredict has been shown to accurately predict cancer-specific disease progression and metastases with no confusing intermediate results in 13 published clinical studies with more than 2,200 patients and is CE marked.

EndoPredict revenues are included in Other Revenue which accounted for 1.8% of our total revenue for the year ended June 30, 2014.

•

MELARIS ®: predictive medicine test for hereditary melanoma. Our MELARIS test analyzes mutations in the p16 gene to determine genetic susceptibility to malignant melanoma. Individuals who test positive with a MELARIS test have a 75-fold increased risk of developing melanoma during their lifetimes as compared to the general population. Melanoma is lethal within five years in 84% of cases where it has spread to another site in the body. However, when melanoma is diagnosed at an early stage, fewer than 10% of patients die within five years. Melanoma may be prevented through appropriate screening and a specific threshold of action for mutation carriers in which pre-cancerous lesions are removed before cancer can develop.

According to the American Cancer Society, approximately 76,000 new cases of melanoma will be diagnosed in the United States in 2014. MELARIS revenues are included in Other Revenue which accounted for 1.8% of our total revenue for the year ended June 30, 2014.

•

myPath™ Melanoma: diagnostic medicine test for melanoma. Our myPath Melanoma test is a gene expression based profile that is performed on biopsy tissue for the purpose of aiding a dermatopathologist in the diagnosis of melanoma. Every year in the United States, there are approximately two million skin biopsies performed specifically for the diagnosis of melanoma. Approximately 14% of these biopsies are classified as indeterminate where a dermatopathologist cannot make a definitive call of whether the biopsy is benign or malignant. Outcomes for patients are poor if melanoma is not caught in early stages with five year survival rates dropping from 98% for stage 1 cancer to less than 20% for stage 4 cancer based upon data from the American Cancer Society. We believe myPath Melanoma may provide an accurate tool to assist physicians in correctly diagnosing indeterminate skin lesions.

There are approximately 280,000 indeterminate diagnosis of melanoma every year in the United States. myPath Melanoma was released through an early access launch which began in November 2013.

•

myPlan™ Lung Cancer: prognostic medicine test for lung cancer. Our myPlan Lung Cancer test is a gene expression based profile that may aid a physician in making a determination as to the aggressiveness of a patient’s lung cancer and based upon this determination more accurately guide patient therapy. Most early stage lung cancer patients do not see added benefit from chemotherapy. In a clinical study presented at the International Association for the Study of Lung Cancer meeting in 2013, 18% of patients with a myPlan Lung Cancer low-risk score died of lung cancer within five years of diagnosis compared to 35% of the patients with a high-risk score. We believe this test may be clinically applicable in the approximately 30,000 new lung cancer diagnoses every year that are early stage lung cancer.

Based on American Lung Association data, approximately 34,000 new early stage cancer cases will be diagnosed in the United States in 2014. myPlan Lung Cancer was released through an early access launch which began in October 2013.

•

myRisk Hereditary Cancer™: predictive medicine test for hereditary cancer. Our myRisk Hereditary Cancer test represents the next generation of our existing hereditary cancer franchisem which we anticipate will eventually replace our current predictive medicine test offerings (BRACAnalysis, Colaris, Colaris AP, Melaris, and Panexia) with a single comprehensive test. myRisk Hereditary Cancer is designed to determine a patient’s hereditary cancer risk for breast cancer, ovarian cancer, colon cancer, uterine cancer, melanoma, pancreatic cancer, prostate cancer and gastric cancer. The test analyzes 25 separate genes to look for deleterious mutations which would put a patient at a substantially higher risk than the general population for developing one or more of the above cancers. All 25 genes in the panel are well documented in clinical literature for the role they play in hereditary cancer and have been shown to have actionable clinical interventions for the patient to lower disease risk or risk of cancer recurrence.

Based on current American Cancer Society data, in the United States there are over 600,000 new cancer diagnoses in the six cancers covered by myRisk Hereditary Cancer every year. myRisk Hereditary Cancer accounted for 6.9% of our total revenue during the year ended June 30, 2014 . myRisk Hereditary Cancer was initially released through an early access launch which began in September 2013.

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

According to the American Cancer Society, pancreatic cancer is estimated to affect approximately 46,000 men and women in the United States in 2014. PANEXIA revenues are included in Other Revenue which accounted for 1.8% of our total revenue for the year ended June 30, 2014.

•

PREZEON®: personalized medicine test for cancer. Our PREZEON test is an immunohistochemistry test that analyzes the PTEN gene and assesses loss of PTEN function in cancerous tumors. The PTEN gene is one of the most important tumor suppressor genes and its loss of function is associated with more aggressive disease progression and poorer survival. The PTEN gene plays a role in the disease progression of all four of the major cancers—breast, prostate, colon, and lung cancer. The PTEN gene also plays a critical role in cell signaling pathways that are the target of a number of cancer drugs such as EGFR, mTOR and PIK3CA inhibitors. Analysis of PTEN function may help oncologists in identifying patients who will likely respond to these classes of cancer drugs.

According to the American Cancer Society, approximately 789,000 new cases of these cancers will be diagnosed this year in the United States. PREZEON revenues are included in Other Revenue which accounted for 1.8% of our total revenue for the year ended June 30, 2014.

•

Prolaris®: prognostic medicine test for prostate cancer. Our Prolaris test is a gene expression assay that assesses whether a patient is likely to have a slow growing, indolent form of prostate cancer that can be safely monitored through active surveillance, or a more aggressive form of the disease that would warrant aggressive intervention such as a radical prostatectomy or radiation therapy. The Prolaris test was developed improve physicians’ ability to predict disease outcome and to thereby optimize patient treatment. As published in the British Journal of Cancer, the Prolaris test was the strongest predictor of prostate cancer death and was highly statistically significant. The Prolaris test outperformed both the Gleason and PSA score in this study.

According to the American Cancer Society, in the United States approximately 233,000 men are expected to be diagnosed with prostate cancer in 2014. Prolaris revenues are included in Other Revenue which accounted for 1.8% of our total revenue for the year ended June 30, 2014.

•

Vectra®DA; personalized medicine test for rheumatoid arthritis. Our Vectra DA test is a quantitative, objective multi-biomaker blood test validated to measure rheumatoid arthritis (RA) disease activity. Vectra DA assesses multiple mechanisms and pathways associated with RA disease activity and integrates the concentrations of 12 serum proteins into a single score reported on a scale of 1 to 100. The test may be used throughout the course of a patient’s disease and provides clinicians with expanded insight on disease severity, risk of radiographic progression, response to therapy and the effect of comorbidities.

According to the Arthritis Foundation, there are over 1.3 million Americans with rheumatoid arthritis. Vectra DA accounted for 1.8% of our total revenue during the year ended June 30, 2014.

Pharmaceutical and Clinical Services (formerly Companion Diagnostic Services)

In May 2011, we completed the acquisition of the privately-held molecular diagnostic company, Rules-Based Medicine, Inc. of Austin, Texas, for a cash purchase price of approximately $80.0 million. As of June 30, 2014, Rules-Based Medicine is operating as a wholly-owned subsidiary of Myriad under the name of Myriad RBM, Inc. (“Myriad RBM”). The acquisition expanded our test pipeline into new disease states, including neuroscience disorders, infectious diseases and inflammatory diseases. We believe that the tests being developed by Myriad RBM will complement the tests that we are developing using our strength in nucleic acid (DNA and RNA) analysis with proprietary multiplex immunoassay (protein) technology. Myriad RBM has strategic collaborations with approximately 20 major pharmaceutical and biotechnology companies, which we believe, coupled with our industry-leading position in PARP inhibitor and PI3K inhibitor pharmaceutical and clinical services, creates a leading franchise in pharmaceutical and clinical services. In addition, our acquisition of Myriad RBM has provided us with access to samples from additional patient cohorts for new molecular diagnostic test development and clinical validation activities.

Through Myriad RBM, we provide biomarker discovery and pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers. During the year ended June 30, 2014, Myriad RBM generated $30.0 million in revenue from providing its pharmaceutical and clinical services. In addition to the fees received from analyzing these samples, we also use this information to create and validate potential companion diagnostic test panels.

Our pharmaceutical and clinical services consist of the following:

•

Multi-Analyte Profile (“MAP”): We have compiled a library of over 550 individual human and rodent immunoassays for use in our multi-analyte profile (MAP) testing services and we are continuously adding new assays to this library. We have assembled what we believe are the most clinically relevant human immunoassays from this library into our DiscoveryMAP® assay panel, which we typically employ with pharmaceutical collaborators in human clinical trials. We have also developed RodentMAP®, a proprietary panel for use in pre-clinical animal studies and OncologyMAP®, which measures cancer-related proteins to assist researchers accelerate the pace of discovery, validation and translation of cancer biomarkers for early detection, patient stratification and therapeutic monitoring. Importantly, the data generated through our pharmaceutical and clinical services business can provide new insights into biological systems and enable us to generate potential new companion diagnostic tests. Under the terms of the agreements with many of our collaborators, we retain the rights to the companion diagnostic products. We have licensed rights to the Luminex platform used in our MAP testing services.

•

TruCulture®: TruCulture is a simple, self-contained whole blood culture that can be deployed to clinical sites around the world for acquiring cell culture data without specialized facilities. The TruCulture system may allow pharmaceutical and biotechnology companies to identify drug toxicity prior to human trials, potentially enabling a decision as to whether to continue a drug’s development earlier in the development process and thereby save significant research and development costs.

Multiplexed Immunoassay Kits: Many of our pharmaceutical and biotechnology customers need bioassay kits for complimentary in-house testing. Therefore, we have developed multiplexed immunoassay kits that enable our customers to leverage our technology services with their in-house capabilities.

Patents and Proprietary Rights

We own or have license rights to 252 issued patents as well as numerous patent applications in the United States and foreign countries. These patents and patent applications cover a variety of subject matter including, diagnostic biomarkers, gene expression signatures, antibodies, primers, probes, assays, disease-associated genetic mutations, methods for determining genetic predisposition, methods for disease diagnosis, methods for determining disease progression, methods for disease treatment, and general molecular diagnostic techniques. For many of the patents, we hold rights through exclusive or non-exclusive license agreements, which are summarized in the following section under the caption “License Agreements.” We also own additional patent applications and hold other non-exclusive license rights to patents which cover various aspects of our tests or processes.

BRACAnalysis. We own or have exclusive license rights to over 500 claims in 25 issued U.S. patents relating to BRACAnalysis testing. These U.S. patents have terms that are expected to expire commencing in 2014, with the last patent expected to expire in 2029. These patents contain multiple claims, including claims relating to compositions of matter on synthetic BRCA1 and BRCA2 nucleic acids, probes and primers, methods of detecting genetic mutations in the BRCA1 and BRCA2 genes and the use thereof for diagnosing predisposition to breast or ovarian cancer, and general molecular diagnostic technology relating to BRACAnalysis testing.

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

COLARIS. We own or have exclusive or non-exclusive license rights to 19 issued U.S. patents relating to COLARIS testing. These U.S. patents have terms that began to expire commencing in 2013, with the last patent expected to expire in 2023. These patents contain multiple claims, including but not limited to claims relating to MLH1, MSH2, PMS2 and MYH compositions of matter on synthetic MLH1, MSH2, PMS2 and MYH nucleic acids, methods of detecting mutations in the MLH1, MSH2 and MYH genes, methods for determining MLH1-, MSH2-, PMS2-, and MYH- related predisposition to cancer, such as Lynch Syndrome cancers, and general molecular diagnostic technology applicable to COLARIS testing.

COLARIS AP. We own or have exclusive license rights to 11 issued U.S. patents relating to COLARIS AP testing. These U.S. patents have terms that are expected to expire commencing in 2017, with the last patent expected to expire in 2026. These patents contain multiple claims, including claims relating to MYH compositions of matter on synthetic MYH nucleic acids, methods of detecting MYH mutations and methods of detecting a predisposition to colorectal cancer using MYH, and general molecular diagnostic technology applicable to COLARIS AP testing.

myRisk Hereditary Cancer. We own or have exclusive license rights to 54 issued U.S. patents and 3 pending U.S. patent applications relating to myRisk Hereditary CancerTM testing. Subject to applicable extensions, we anticipate that the expiration dates of these patents will commence in 2014, with the last patent, if issued from the currently pending applications, expected to expire in 2029. These patents and patent applications disclose and claim varied subject matter, including claims relating to compositions of matter on synthetic nucleic acids, probes and primers, methods of detecting genetic mutations in the 25 genes that comprise the test (individually and in numerous combinations) and the use thereof for diagnosing predisposition to various cancers, and general molecular diagnostic technology relating to myRisk Hereditary.

We intend to seek patent protection in the United States and major foreign jurisdictions for synthetic nucleic acids, antibodies, biomarker signatures, assays, probes, primers, technologies, methods, processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. However, any patents issued to us or our licensors may not afford meaningful protection for our products or technology or may be subsequently circumvented, invalidated or narrowed or found unenforceable, such as occurred in the U.S. Supreme Court case of Association for Molecular Pathology et al. v. Myriad Genetics, Inc. et al., in which the court ruled that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated. Any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, others may obtain patents having claims which cover aspects of our tests or processes which are necessary for or useful to the development, use or performance of our diagnostic products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of our molecular diagnostic tests could be limited or prohibited.

Others may offer clinical diagnostic genomic laboratory testing services which may infringe patents we control. We may seek to negotiate a license to use our patent rights or decide to seek enforcement of our patent rights through litigation. Patent litigation is expensive and the outcome is often uncertain and we may not be able to enforce our patent rights against others. For example, as discussed in Item 3, Legal Proceedings, we have filed complaints against seven companies who are offering laboratory testing services which we believe infringe our patent rights.

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

License Agreements

We are a party to multiple license agreements which give us the rights to use certain technologies in the research, development, testing processes, and commercialization of our molecular diagnostic tests and pharmaceutical and clinical services. We may not be able to continue to license these technologies on commercially reasonable terms, if at all. Additionally, patents underlying our license agreements may not afford meaningful protection for our technology or tests or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our failure to maintain rights to this technology could have a material adverse effect on our business.

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

We entered into separate license agreements with the University, Endorecherche, Inc., The Hospital for Sick Children and The Trustees of the University of Pennsylvania (collectively referred to as the “BRCA2 Licensors”) in November 1994, January 1995, March 1995 and March 1996, respectively, for exclusive rights to utilize certain intellectual property rights of the respective BRCA2 Licensors, including issued patents that relate to the BRCA2 gene, on a world-wide basis. Under these license agreements we pay each of the BRCA2 Licensors a royalty based on net sales of our BRACAnalysis test and myRisk Herediatry Cancer test. Each of these license agreements ends on the expiration date of the last to expire patent covered by the respective license agreements which presently is not anticipated to expire until December 2015. The BRCA2 Licensors have the right to terminate the license agreements for the uncured breach of any material term of the license agreements.

In April 2000, we entered into license agreements with Genzyme Corporation and with Dana-Farber Cancer Institute, Inc., Oregon Health Sciences University, University of Vermont and State Agricultural College and Yale University (collectively the “COLARIS Licensors”) for the non-exclusive rights to utilize certain intellectual property rights of the COLARIS Licensors, including issued patents that relate to the MLH1, MSH2 and PMS2 genes, on a world-wide basis. Under these license agreements we pay the COLARIS Licensors a royalty based on net sales of our COLARIS test and our myRisk Hereditary Cancer test. This license agreement ends on the expiration date of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until October 2023. The COLARIS Licensors have the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

Competition

Competition is intense in our existing and potential markets. Our competitors in the United States and abroad are numerous and include, other molecular diagnostic companies, diagnostic reference laboratories, large multi-national healthcare companies, and universities and other research institutions. For instance, some laboratories provide a test intended to predict the cancer’s aggressiveness among patients with prostate cancer and other laboratories provide hereditary cancer testing for melanoma, breast, ovarian, colorectal and uterine cancer. Some of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We expect competition to intensify in our current fields as technical advances occur and become more widely known. For example, following our Supreme Court case discussed in Item 3, Legal Proceedings, a number of companies commenced offering certain clinical diagnostic testing for hereditary breast and ovarian cancer that compete with our BRACAnalysis testing and future molecular diagnostic testing we plan to launch. We anticipate that others may also launch their own molecular diagnostic tests which may compete with our testing products and services.

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

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Each of our clinical laboratories must hold certain federal, state and local licenses, certifications and permits to conduct our business. Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988, or (“CLIA”). CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services. Our laboratories in Salt Lake City, Utah, Austin, Texas and South San Francisco, California are CLIA certified to perform high complexity tests.

In addition, CLIA requires our certified laboratories to enroll in an approved proficiency testing program if it performs testing in any category for which proficiency testing is required. Our laboratories periodically test specimens received from an outside proficiency testing organization and then submit the results back to that organization for evaluation. If our laboratories fails to achieve a passing score on a proficiency test they lose their right to perform testing. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of our laboratories’ CLIA certification.

As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (“CMS”), a CMS agent (typically a state agency), or, a CMS-approved accreditation organization. Our laboratories are accredited by the College of American Pathologists (“CAP”), which is a CMS-approved accreditation organization.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law. Our laboratories are licensed by the appropriate state agencies in the states in which they operate, if such licensure is required. In addition, our laboratories hold state licenses from California, Florida, New York, Pennsylvania, Rhode Island and Maryland, to the extent that they accept specimens from one or more of these states, each of which require out-of-state laboratories to obtain licensure. If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, penalties for violation vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we are in material compliance with all applicable licensing laws and regulations.

Food and Drug Administration

Although the Food and Drug Administration (FDA) has consistently claimed that it has the authority to regulate laboratory-developed tests (“LDTs”) that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion in not otherwise regulating most LDTs. Nevertheless, the FDA recently indicated that it is promulgating draft guidance for FDA regulation of most LDTs in the future.

We are developing companion diagnostic tests for use with drug products in development by pharmaceutical companies, such as our collaborations with pharmaceutical companies on PARP inhibitors for the treatment of ovarian, breast and other cancers. Companion diagnostic tests are subject to regulation by the FDA as medical devices. The FDA issued Guidance on In-Vitro Companion Diagnostic Devices in July 2014, which is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined an in-vitro companion diagnostic device (“IVD”) Companion Dx, as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The

FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD Companion Dx in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding companion diagnostic will be developed contemporaneously. We have submitted portions of a premarket approval (“PMA”) for BRACAnalysisCDx to the FDA. The premarket approval process is a complex, costly and time consuming procedure. PMAs must be supported by valid scientific evidence, which typically requires extensive data, including quality technical, preclinical, clinical and manufacturing data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the companion diagnostic.

After a medical device is placed on the market, numerous regulatory requirements apply. These include:

•

compliance with the QSR, which require manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for uncleared, unapproved or “off-label” uses and impose other restrictions on labeling; and

•

medical device reporting obligations, which require that manufacturers investigate and report to the FDA adverse events, including deaths, or serious injuries that may have been or were caused by a medical device and malfunctions in the device that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions, including but not limited to, warning letters; fines, injunctions, and civil penalties; recall or seizure of the device; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance or PMA approvals of new devices; withdrawal of 510(k) clearance or PMA approvals; and civil or criminal prosecution. To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA.

HIPAA and other privacy laws

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically (“Covered Entities”). Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of certain healthcare transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009. HITECH amends HIPAA and, among other things, expands and strengthens HIPAA, creates new targets for enforcement, imposes new penalties for noncompliance and establishes new breach notification requirements for Covered Entities. Regulations implementing major provisions of HITECH were finalized on January 25, 2013 through publication of the HIPAA Omnibus Rule (the “Omnibus Rule”).

Under HITECH’s new breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the

Secretary of the U.S. Department of Health and Human Services (the “Secretary”). Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and in some cases, they must be reported through local and national media, depending on the size of the breach. Breach reports can lead to investigation and enforcement.

We are currently subject to the HIPAA regulations and maintain an active compliance program that is designed to identify security incidents and other issues in a timely fashion and enable us to remediate, mitigate harm or report if required by law. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To avoid penalties under the HITECH breach notification provisions, we must ensure that breaches of protected health information are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to our clinical laboratories. Many states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results by strictly limiting the disclosure of those results. State requirements are particularly stringent regarding predictive genetic tests, due to the risk of genetic discrimination against healthy patients identified through testing as being at a high risk for disease. We believe that we have taken the steps required of us to comply with health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”), has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

International regulations

We market our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. On September 26, 2012, the European Commission released the first drafts of the new European Union (“EU”) regulations for medical devices and IVDs that if finalized will impose additional regulatory requirements on IVDs used in the EU. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

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

Federal and State Fraud and Abuse Laws

A variety of federal laws prohibit fraud and abuse involving state and federal health care programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for the Department of Health and Human Services (“OIG”), and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. Any overpayments identified must be repaid to the Medicare program unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

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

Physician Self-Referral Bans

The federal ban on physician self-referrals, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain designated health services, which include laboratory services, if the physician or an immediate family member of the physician has any financial relationship with the entity. Several Stark Law exceptions are relevant to arrangements involving clinical laboratories, including: (1) fair market value compensation for the provision of items or services; (2) payments by physicians to a laboratory for clinical laboratory services; (3) certain space and equipment rental arrangements that satisfy certain requirements; and (4) personal services arrangements. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties and possible exclusion from the federal health care programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.

State and Federal Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Specific intent to defraud is not required. The qui tam provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. Penalties include payment of up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each false claim, as well as possible exclusion from the federal health care programs. In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to any payor.

Civil Monetary Penalties Law

The federal Civil Monetary Penalties Law, or the CMP Law, prohibits, among other things (1) the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. The penalties for violating the CMP Law include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.

Human Resources

As of June 30, 2014, we had 1,649 full-time equivalent employees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Risks Related to Our Business and Our Strategy

We may not be successful in transitioning from our existing product portfolio to our new products, such as our myRisk Hereditary Cancer test, which represents the next generation of our existing hereditary cancer franchise. We may not be able to generate sufficient revenue from our existing tests and our new tests or develop new tests to maintain profitability.

Although we have developed and marketed several molecular diagnostic tests to date, we believe our future success is dependent upon our ability to successfully market our existing molecular diagnostic tests to additional patients within the United States, to expand into new markets outside the United States, and to develop and commercialize new molecular diagnostic and companion diagnostic tests. Importantly, in 2014 we launched our myRisk Hereditary Cancer test, which represents the next generation of our existing hereditary cancer franchise. We anticipate that the myRisk Hereditary Cancer test will eventually replace our current predictive medicine test offerings (BRACAnalysis, Colaris, Colaris AP, Melaris, and Panexia) with a single comprehensive test. However, we may not be successful in transitioning from our existing product portfolio to our new tests and in launching and commercializing our new tests. The demand for our existing molecular diagnostic tests may decrease or may not continue to increase at historical rates due to sales of the myRisk Hereditary Cancer test and our other new tests that are replacing our existing product portfolio, or for other reasons. For example, because most of our molecular diagnostic tests are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic tests in order to continue to generate revenue. Our pipeline of new molecular diagnostic and companion diagnostic test candidates is in various stages of development and may take several more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional molecular diagnostic or companion diagnostic tests through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests or services for commercial use, we may not be able to develop tests or services that:

•	meet applicable regulatory standards, in a timely manner or at all;

•	successfully compete with other technologies and tests;

•	avoid infringing the proprietary rights of others;

•	are adequately reimbursed by third-party payors;

•	can be performed at commercial levels or at reasonable cost; or

•	can be successfully marketed.

We must generate significant revenue to maintain profitability. Even if we succeed in marketing myRisk Hereditary Cancer and our existing molecular diagnostic tests to physicians for use in new patients and in developing and commercializing any additional molecular diagnostic tests and companion diagnostic tests, we may not be able to generate sufficient revenue and we may not be able to maintain profitability.

We may not be able to sustain or increase profitability on a quarterly or annual basis.

In order to develop and commercialize our molecular diagnostic and companion diagnostic test candidates, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular diagnostic tests and companion diagnostic tests currently in development, potentially license or acquire additional companies or technologies and engage in commercialization activities in anticipation of the launch of additional molecular diagnostic tests companion diagnostic tests. Because of the numerous risks and uncertainties associated with developing our tests and their potential for commercialization, we are unable to predict the extent of any future profits. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

•	our ability to transition from our existing product portfolio to our new products, such as our MyRisk Hereditary Cancer test, and to commercialize these new tests;

•	our ability to obtain full or partial reimbursement for new products;

•	our ability to sell our other existing molecular diagnostic tests to new patients;

•	our ability to identify biomarkers that may lead to future molecular diagnostic tests and companion diagnostic tests;

•	our ability to develop test candidates and receive any required regulatory approvals;

•	our ability to successfully commercialize our tests in our existing markets and to extend into new markets outside the United States;

•	the approval and introduction of competitive tests;

•	reductions in reimbursement by third-party payors or their willingness to provide full or even partial reimbursement for our tests;

•	our ability to maintain and enforce our intellectual property rights covering our molecular diagnostic tests and companion diagnostic tests;

•	our ability to maintain and grow our sales force and marketing team to market our tests;

•	our ability to successfully integrate, develop and grow products and services and the business of any other companies or technologies that we may license or acquire;

•	our ability to increase commercial acceptance of our current molecular diagnostic tests; and

•	our ability to maintain or grow our current revenues.

If we do not continue to generate sufficient revenue from sales of our molecular diagnostic tests and are unable to secure additional funding, we may have to reduce our operations.

As of June 30, 2014, we had $270.6 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2014 our consolidated revenues were $778.2 million, and net cash from operating activities was $190.2 million. To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing.

While we anticipate that our existing cash, cash equivalents and marketable securities and expected net cash to be generated from sales of our molecular diagnostic tests and pharmaceutical and clinical services will be sufficient to fund our current operations for the foreseeable future, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing. If we are unable to secure additional funding, we may be required to reduce research and development projects, limit sales and marketing activities, scale back our expansion efforts outside the United States, reduce headcount or potentially even discontinue operations. Our future capital requirements will depend on many factors that are currently unknown to us, including:

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

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. For example, in May 2011, we completed the acquisition of Rules-Based Medicine, Inc., which we renamed Myriad RBM, and are now offering pharmaceutical and clinical services and developing additional product candidates using the acquired technology. Additionally, in February 2014, we completed the acquisition of Crescendo Bioscience, Inc., and are now offering molecular diagnostic tests for patients suffering from rheumatoid arthritis and developing additional product candidates in the inflammatory and autoimmune disease area. However, these acquisitions may not achieve profitability or generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

•	we may have difficulty integrating operations and systems;

•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•	we may not be successful in launching new molecular diagnostic tests or companion diagnostic tests, or if those tests are launched they may not prove successful in the market place;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•	we may assume or be held liable for risks and liabilities, including for environmental-related costs, as a result of our acquisitions, some of which we may not discover during our due diligence;

•	we may incur significant additional operating expenses;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize synergies, the cost savings or other financial and operational benefits we anticipated, or such synergies, savings or benefits may take longer than we expected.

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

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which may not be available.

We anticipate that our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic tests will enable us to maintain our currently planned operations for the foreseeable future. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective molecular diagnostic and companion diagnostic tests. Our ongoing efforts to develop tests and expand our business which may be through internally developed products, in licensing and mergers and acquisitions, will require substantial cash resources. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all. If we issue shares of stock or other securities to acquire new companies or technologies, the ownership interests of our existing stockholders may be significantly diluted.

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

Even though we have experienced double-digit revenue growth in our molecular diagnostic business every year since the initial launch of our first test in 1996; we may not be able to continue this revenue growth or maintain existing revenue levels. Presently, our molecular diagnostic business operates profitably providing a cash contribution to our current funding and operational needs. We may not, however, be able to continue to operate our molecular diagnostic business on a profitable basis. We launched our first molecular diagnostic test, BRACAnalysis, our test for hereditary breast and ovarian cancer, in November 1996. BRACAnalysis test sales accounted for approximately two thirds of our revenues for the year ended June 30, 2014, and this percentage has been declining in recent years. An interruption or cessation of BRACAnalysis sample flow would have a material impact on our revenues and future profitability. Moreover, in 2014 we launched our myRisk Hereditary Cancer test, which represents the next generation of our existing hereditary cancer franchise. We may not be successful in transitioning from our existing product portfolio to our new products, such as MyRisk Hereditary Cancer Test, and in commercializing these tests over time. Other potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our molecular diagnostic business include the following:

•	increased costs of reagents and other consumables required for molecular diagnostic testing;

•	increased licensing or royalty costs, and our ability to maintain and enforce the intellectual property rights underlying our tests and services;

•	increased personnel and facility costs;

•	our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our molecular diagnostic business, and sales personnel;

•	our inability to obtain necessary equipment or reagents to perform molecular diagnostic testing;

•	our inability to increase production capacity as demand increases;

•	our inability to expand into new markets outside the United States;

•	the efforts of third party payors to limit or decrease the amounts that they are willing to pay for our tests;

•	changes in intellectual propriety law applicable to our patents or enforcement in the United States and foreign countries;

•	potential obsolescence of our tests;

•	our inability to increase commercial acceptance of our molecular diagnostic tests;

•	increased competition and loss of market share; and

•	increased regulatory requirements.

Our international business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

As part of our business strategy, we have expanded into international markets. We have established sales offices in Germany, Switzerland, France, Spain, the United Kingdom, Italy and Canada; laboratory operations in Germany; and international headquarters in Switzerland. We may establish additional operations or acquire additional properties outside the United States in order to advance our international sales Doing business internationally involves a number of risks, including:

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

Any of these factors could significantly harm our international operations and, consequently, our revenues and results of operations. In addition, any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.

Our international operations could be affected by changes in laws, trade regulations, labor and employment regulations, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of tests, as well as by inter-governmental disputes. Any of these changes could adversely affect our business.

Our success internationally will depend, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries in which we do business. Failure to manage these and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole.

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

We may experience increased price competition and price erosion, including price decreases from CMS and private payors.

CMS has recently reduced the reimbursement rate for some of our products and as a result we may experience pricing pressures from managed care organizations and other third-party payors. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our business, results of operations and financial condition.

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

We rely on a single laboratory facility to process each of our molecular diagnostic tests in the United States and Europe and a single laboratory facility to perform our pharmaceutical and clinical services. Failure to maintain the operations of these laboratories in compliance with applicable regulations would seriously harm our business.

We rely on a CLIA-certified laboratory facility in Salt Lake City, Utah to perform most of our molecular diagnostic tests, a CLIA-certified laboratory in South San Francisco, California to perform our VectraDA test, a single laboratory facility in Munich, Germany to perform our international molecular diagnostic tests, and a CLIA-certified laboratory facility in Austin, Texas to perform our pharmaceutical and clinical testing services. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. In the event our clinical testing facilities were to lose their CLIA certification or other required certifications or licenses or were affected by man-made or natural disasters, we would be unable to continue our molecular diagnostic and pharmaceutical and clinical services business at current levels to meet customer demands for a significant period of time. Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our molecular diagnostic or pharmaceutical and clinical services business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic or pharmaceutical and clinical services business were interrupted, it would seriously harm our business.

We depend on a limited number of third parties for some of our supplies of equipment and reagents. If these supplies become unavailable, then we may not be able to successfully perform our research or operate our business on a timely basis or at all.

We currently rely on a small number of suppliers to provide our gene sequencing equipment, content enrichment equipment, multiplex protein analysis equipment, robots, and specialty reagents and laboratory supplies required in connection with our research. We believe that currently there are limited alternative suppliers of these equipment, robots, and reagents. The equipment, robots, or the reagents may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional or alternative equipment, robots, or an adequate supply of reagents or other ingredients at commercially reasonable rates, our ability to continue to identify genes and perform molecular diagnostic testing and pharmaceutical and clinical services would be adversely affected.

Our molecular diagnostic and companion diagnostic tests in development may never achieve significant commercial market acceptance.

We may not succeed in achieving significant commercial market acceptance of our diagnostic test and clinical service offerings that we have launched in recent years or that we are currently developing. Our ability to successfully develop and commercialize our current molecular diagnostic and companion diagnostic tests, as well as any future molecular diagnostic and companion diagnostic tests that we may develop, will depend on several factors, including:

•	our ability to convince the medical community of the clinical utility of our tests and their potential advantages over existing tests;

•	our ability to collaborate with biotechnology and pharmaceutical companies to develop and commercialize companion diagnostic tests for their therapeutic drugs and drug candidates;

•

the agreement by third-party payors to reimburse our tests, the scope and extent of which will affect patients’ willingness or ability to pay for our tests and will likely heavily influence physicians’ decisions to recommend our tests; and

•

the willingness of physicians to utilize our tests, which can be difficult to interpret. This difficulty is caused by the ability of our tests to predict only as to a probability, not certainty, that a tested individual will develop, have the disease, benefit from a particular therapy or has an aggressive form of the disease that the test is intended to predict.

These factors present obstacles to commercial acceptance of our tests, which we will have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so will harm our business.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our tests.

The clinical laboratory and genetics testing fields are intense and highly competitive. Tests that are developed are characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and other research institutions. Some of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important genes and determine their function before we do. We could be adversely affected if we do not discover genes, proteins or biomarkers and characterize their function, develop molecular diagnostic and pharmaceutical and clinical services based on these discoveries, obtain required regulatory and other approvals and launch these tests and their related services before our competitors. We also expect to encounter significant competition with respect to any molecular diagnostic and companion diagnostic tests that we may develop or commercialize. Those companies that bring to market new molecular diagnostic and companion tests before we do may achieve a significant competitive advantage in marketing and commercializing their tests. We may not be able to develop additional molecular diagnostic tests successfully and we or our licensors may not obtain or enforce patents covering these tests that provide protection against our competitors. Moreover, our competitors may succeed in developing molecular diagnostic and companion diagnostic tests that circumvent our technologies or tests. Furthermore, our competitors may succeed in developing technologies or tests that are more effective or less costly than those developed by us or that would render our technologies or tests less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known and changes in intellectual property laws generate challenges to our intellectual property position.

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins, and biomarkers, and to validate and commercialize molecular diagnostic and companion diagnostic tests could be adversely affected.

We have relationships with research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes, proteins, and biomarkers involved in human disease and validate and commercialize molecular diagnostic and companion diagnostic tests will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

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

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. We are currently recruiting additional qualified management, scientific and technical personnel. Competition for such personnel is intense. Loss of the services of or failure to recruit additional key management, scientific and technical personnel would adversely affect our research and development programs and molecular diagnostic and pharmaceutical and clinical services business and may have a material adverse effect on our business as a whole.

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

As of June 30, 2014, our patent portfolio included 278 issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims covering our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for synthetic DNA , antibodies and related technologies, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also important to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights, as we have done in the consolidated BRCA1 & BRCA2 Based Hereditary Cancer Test Patent Litigation pending in the U.S. District Court in Utah. Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Moreover, there is no assurance that we will be successful in any such litigation.

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

If a third party files a patent application with claims to a biomarker we have discovered, the PTO may declare interference between competing patent applications. If an interference is declared, we may not prevail in the interference. If the other party prevails in the interference, we may be precluded from commercializing services or tests based on the biomarker or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

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

Our tests may also conflict with patents that have been or may be granted to others. Our industry includes many organizations that have or are seeking to discern biomarkers and develop genomic, proteomic and other technologies. To the extent any patents are issued or have been issued to those organizations, the risk increases that the sale of our molecular diagnostic and companion diagnostic tests currently being marketed or under development may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering biomarkers that are similar or identical to our tests. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing or marketing our tests. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our tests could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources.

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

We license intellectual property that is critical to our business, including licenses underlying the technology in our molecular diagnostic and pharmaceutical and clinical services, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from distributing our current tests, or inhibit our ability to commercialize future test candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in government health care programs, or prohibitions or restrictions on our laboratories’ ability to provide services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position, or that a private party could file suit under the qui tam provisions of the federal False Claims Act or a similar state law. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, and other private third-party payors.

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

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many private third-party payors, for laboratory testing services. As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by CMS; a CMS agent (typically a state agency); or, if the laboratory holds a CLIA certificate of accreditation, a CMS-approved accreditation organization. Sanction for failure to comply with CLIA requirements, including proficiency testing violations, may be suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Some states have enacted state licensure laws that are more stringent than CLIA. We are also subject to laws and regulations governing our reference laboratory in Germany. Changes in state or foreign licensure laws that affect our ability to offer and provide diagnostic services across state or foreign country lines could materially and adversely affect our business. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries.

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

While the FDA does not currently regulate the activities or tests performed by laboratories like our clinical laboratories, the FDA has stated that it has the right to do so. In July, 2010, the FDA’s office of In-Vitro Diagnostics held a public meeting to discuss oversight of laboratory developed tests. The FDA highlighted the lack of standardized clinical validation at the assay level under current CLIA regulatory guidelines and noted that CLIA does not require post-market surveillance or monitoring of laboratory developed tests. The comment period for providing the FDA with written comments expired on August 15, 2010. On July 31, 2014, the FDA announced its intention to regulate many LDTs and to provide draft guidance in 60 days. If pre-market review is required, our business could be negatively impacted if we are required to stop selling molecular diagnostic tests pending their clearance or approval or the launch of any new tests that we develop could be delayed by new requirements.

Companion diagnostic tests require FDA approval and we may not be able to secure such approval in a timely manner or at all.

Our companion diagnostic products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, companion diagnostics must receive FDA clearance or approval before they can be commercially marketed in the U.S. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products could:

•	take a significant period of time;

•	require the expenditure of substantial resources:

•	involve rigorous pre-clinical testing, as well as increased post-market surveillance:

•	require changes to products; and

•	result in limitations on the indicated uses of products.

If the government and third-party payors fail to provide coverage and adequate payment for our tests and future tests, if any, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, sales of our molecular diagnostic tests or any future diagnostic tests will depend in large part, upon the availability of reimbursement from third-party payors. Such third-party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic tests they will pay for and the amounts that they will pay for new molecular diagnostic tests. We have recently experienced price reductions from CMS for some of our products and may experience future price reductions from managed care organizations and other third-party payors. The fact that a diagnostic test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic test will remain approved for reimbursement or that similar or additional diagnostic tests will be approved in the future. Moreover, there can be no assurance that any new tests we launch, such as myRisk Hereditary Cancer, myPath Melanoma and myPlan Lung Cancer, will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio. As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic tests. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

The market prices for securities of molecular diagnostic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. Additionally, there is a significant short position in our common stock (over 38 million shares as of June 30,

2014) and this short position introduces added uncertainty and volatility in our stock price. In the two years ended June 30, 2014, our stock price has ranged from $20.02 per share to $42.50 per share. In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	failure of any of our recently launched tests and any new test candidates to achieve commercial success;

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	changes in the structure of healthcare payment systems and changes in the governmental or private insurers reimbursement levels for our molecular diagnostic tests;

•	introduction of new commercial tests or technological innovations by competitors;

•	termination of the licenses underlying our molecular diagnostic and pharmaceutical and clinical services;

•	delays or other problems with operating our laboratory facilities;

•	failure of any of our research and development programs;

•	changes in intellectual property laws of our patents or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;

•	missing or changing the financial guidance we provide;

•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;

•	changes in the governmental regulatory approved process for our existing and new tests:

•	failure to meet estimates or recommendations by securities analysts that cover our common stock;

•	public concern over our approved tests and any test candidates;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders;

•	the timing and amount of repurchases of our common stock;

•	general market conditions;

•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;

•	economic, healthcare and diagnostic trends, disasters or crises and other external factors; and

•	period-to-period fluctuations in our financial results.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, securities class action litigation against companies has been on the rise. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit regardless of the outcome. Such a lawsuit could also divert the time and attention of our management.

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

None.

Item 2.	PROPERTIES

Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of 307,000 square feet of building space in Salt Lake City dedicated to research and development, administration and our laboratory that has received federal certification under CLIA. Activities related to our oncology, urology, dermatology and women’s health molecular diagnostic business are performed at this location. The leases on our existing Salt Lake City facilities have terms of fifteen years, expiring from 2017 through 2025, and provide for renewal options for up to ten additional years.

We also lease approximately 36,000 square feet in Austin, Texas under a lease that expires in June 2020. This space is dedicated to administration, research and development and the CLIA-certified laboratory. Activities related to our pharmaceutical and clinical services are performed at this location. We also lease approximately 8,300 square feet of laboratory and office space in Saranac Lake, New York under a lease that expires in August 2017 with the right to renew for two additional five-year periods. Our immunoassay development and manufacturing of immunoassay kits are performed at the Saranac Lake facility.

In addition, we lease approximately 54,000 square feet in South San Francisco, California under a lease that expires in February 2017. This space is dedicated to administration, research and development and the CLIA-certified laboratory for our Crescendo subsidiary. Activities related to our autoimmune molecular diagnostic business are performed at this location.

In May 2011, we entered into a lease for approximately 3,600 square feet in Munich, Germany. This space is used as a laboratory for our international molecular diagnostic businesses. The lease on our Munich Germany facility has a term of approximately 5 years expiring in October of 2016.

In December 2012, we entered into a lease for approximately 5,000 square feet in Zurich, Switzerland. This space is used for the administration of our international operations. We also maintain lease agreements for our administrative offices in Paris, France; Madrid, Spain; Milan, Italy and London, United Kingdom.

We believe that our existing facilities and equipment are well maintained and in good working condition. We believe our current facilities and those planned will provide adequate capacity for at least the next two years. We continue to make investments in capital equipment as needed to meet the anticipated demand for our molecular diagnostic tests and our pharmaceutical and clinical services.

Item 3.	LEGAL PROCEEDINGS

Background

Following the U.S. Supreme Court decision in June 2013 in Association for Molecular Pathology et al. v. Myriad Genetics, Inc. et al., various companies commenced offering clinical diagnostic and genomic laboratory services, including the testing and analysis of the BRCA1, BRCA2 and the MUTYH genes, that purport to compete with our BRACAnalysis, Colaris and Colaris AP and other testing and services. We believe that these tests and services infringe various patent claims that we own or have exclusively licensed from the University of Utah Research Foundation, HSC Research and Development Limited Partnership (an affiliate of Hospital For Sick Children), the Trustees of the University of Pennsylvania, and Endorecherche, Inc. (collectively, the “Patent Owners”). Under our license agreements with the Patent Owners, we are responsible for pursuing these patent infringement litigations, defending any counterclaims and paying related costs.

Multi-District Litigation

We are presently involved in a multi-district litigation matter in the United States District Court for the District of Utah (the “Utah Federal Court”) captioned In re: BRCA1- and BRCA2-Based Hereditary Cancer Test Patent Litigation (2:14 MD 2510 RJS) that consolidates seven lawsuits filed by us and the Patent Owners in the Utah Federal Court seeking to enforce the patent rights described above and three declaratory judgment actions filed in other courts by third parties seeking a determination that they do not infringe various patent claims owned by us and the Patent Owners and that these patent claims are invalid. These consolidated cases are now proceeding forward in the Utah Federal Court for all pretrial matters.

The prior history of the individual cases is set forth below. We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Cases by Myriad and the Patent Owners and Declaratory Judgment Actions in the Utah Federal Court

We filed lawsuits in the Utah Federal Court against Ambry Genetics Corporation on July 9, 2013, GeneDx, Inc. on October 16, 2013, Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute on October 22, 2013, Invitae Corporation on November 25, 2013, Laboratory Corporation of America Holdings on December 3, 2013, Counsyl, Inc. on June 13, 2014, and Pathway Genomics Corporation on June 16, 2014, alleging that these companies infringe various patent claims owned by Myriad and the Patent Owners and seeking injunctive relief and monetary damages.

Three of these companies (Counsyl, Quest, and Invitae) filed declaratory judgment lawsuits in district courts other than the Utah Federal Court (summarized below), all of which cases have been consolidated for pre-trial purposes with the Utah cases under the multi-district litigation matter described above. The other defendants (Ambry, GeneDx, LabCorp, and Pathway) have filed declaratory judgment counterclaims in the Utah lawsuits seeking a determination that they do not infringe various patent claims owned by Myriad and the Patent Owners and that these patent claims are invalid.

On March 10, 2014, the Utah Federal Court denied our motion for a preliminary injunction against Ambry Genetics Corporation, Myriad and the Patent Owners appealed the district court’s decision to the United States Court of Appeals for the Federal Circuit. The parties have filed their respective briefs in the matter. A date for oral arguments has not yet been scheduled.

On September 30, 2013 and on November 26, 2013, Counsyl, Inc. and Invitae, Inc., respectively, filed a complaint for declaratory judgment against Myriad in the United States District Court for the Northern District of California and on October 10, 2013 Quest filed a similar complaint in the Central District of California seeking a judgment that they have not infringed and are not infringing various patent claims owned by Myriad and the Patent Owners relating to BRCA testing, and a judgment that various of the patent claims are invalid. These cases are proceeding before the Utah Federal Court as part of the consolidated multi-district litigation.

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

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “MYGN.” The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market for the last two fiscal years:

	High	Low
Fiscal Year Ended June 30, 2014:
Fourth Quarter	$42.50	$32.25
Third Quarter	$39.15	$20.50
Second Quarter	$30.75	$20.02
First Quarter	$32.05	$22.61
Fiscal Year Ended June 30, 2013:
Fourth Quarter	$38.27	$24.12
Third Quarter	$27.89	$24.08
Second Quarter	$31.80	$24.81
First Quarter	$28.00	$23.07

Stockholders

As of August 1, 2014, there were approximately 95 stockholders of record of our common stock and, according to our estimates, approximately 40,083 beneficial owners of our common stock.

Equity Compensation Plan Information

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Equity Compensation—Equity Compensation Plan Information” to be included in the proxy statement for our 2014 Annual Meeting of Stockholders.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

We have previously announced the following stock repurchase programs for repurchases of our common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100 million	August 2011
August 2010	$100 million	February 2011
March 2011	$100 million	September 2011
August 2011	$200 million	January 2013
February 2013	$200 million	November 2013
November 2013	$300 million	ongoing

Total:	$1,000 million

In connection with our most recent stock repurchase authorization, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on market conditions. As of the date of this report, we have not entered into an accelerated share repurchase agreement under our most recent stock repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

The details of the activity under our stock repurchase programs during the fiscal quarter ended June 30, 2014, were as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	208,955	$38.53	208,955	$223,314,800
May 1, 2014 to May 31, 2014	701,421	$35.59	701,421	198,347,967
June 1, 2014 to June 30, 2014	917,233	$35.62	917,233	165,677,326
Total	1,827,609		1,827,609	$165,677,326

Stock Performance Graph

Beginning Fiscal 2014, we included the NADAQ Health Care Providers Index to replace the previously used NASDAQ Health Services Index following the discontinuation of the NASDAQ Health Services Index, effective December 31, 2013. For comparative purposes, the graph below includes both the NASDAQ Health Care Providers Index as well as the NASDAQ Health Services Index through December 31, 2013.

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on June 30, 2009 and ending on June 30, 2014 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The NASDAQ Stock Market, Inc. and the NASDAQ Health Care Providers Stock Index during such period. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Select Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on June 30, 2009 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/30/2009	6/30/2010	6/30/2011	6/29/2012	6/28/2013	12/31/2013	6/30/2014
Myriad Genetics, Inc.	100.00	44.10	66.99	70.12	79.26	61.89	114.81
NASDAQ Stock Index (U.S.)	100.00	116.26	152.26	158.90	192.89	224.72	241.39
NASDAQ Health Care Providers Stocks	100.00	117.72	165.81	167.20	212.07	238.37	263.04
NASDAQ Health Care Services Stocks	100.00	130.48	161.95	172.69	195.63	219.17	N/A

Note: Information used on the graph was obtained from the CRSP Total Return Indexes, a source believed to be reliable, but we are not responsible for any errors or omission in such information.

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

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2014 and 2013, as well as consolidated statements of comprehensive income for the years ended June 30, 2014, 2013 and 2012 and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

In thousands, except per share amounts	Years Ended June 30,
	2014	2013	2012	2011	2010
Consolidated Statement of Comprehensive Income Data:
Molecular diagnostic testing	$748,198	$582,392	$472,390	$400,046	$362,648
Pharmaceutical and clinical services	30,018	30,773	23,615	2,038	—

Total Revenue	778,216	613,165	496,005	402,084	362,648
Costs and expenses:
Cost of molecular diagnostic testing	96,140	64,376	51,452	45,637	44,286
Cost of pharmaceutical and clinical services	13,061	15,242	13,207	1,077	—
Research and development expense	67,476	53,706	42,645	27,751	21,873
Selling, general and administrative expense	327,097	251,839	208,383	169,841	161,414

Total costs and expenses	503,774	385,163	315,687	244,306	227,573

Operating income	274,442	228,002	180,318	157,778	135,075
Other income (expense):
Interest income	5,397	5,497	4,629	2,226	5,660
Other	(1,974)	(223)	(407)	(353)	99

Income before income taxes	277,865	233,276	184,540	159,651	140,834
Income tax provision ( benefit)	101,640	86,137	72,389	58,941	(11,469)

Net income	$176,225	$147,139	$112,151	$100,710	$152,303

Earnings per basic share:
Basic	$2.33	$1.82	$1.33	$1.12	$1.58
Diluted	$2.25	$1.77	$1.30	$1.10	$1.54

Weighted average shares outstanding:
Basic	75,728	80,948	84,608	89,794	96,338
Diluted	78,182	83,327	86,465	91,704	99,152

	As of June 30,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$270,586	$531,064	$454,224	$417,314	$488,382
Working capital	241,845	419,483	377,525	383,874	446,510
Total assets	823,814	803,821	690,635	610,827	593,847
Stockholders’ equity	718,998	728,594	635,660	566,792	557,581

Quarterly Financial Data (Unaudited)

In thousands, except per share amounts	Quarters Ended
	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013
Consolidated Statement of Comprehensive Income Data:
Molecular diagnostic testing	$182,863	$176,191	$196,158	$192,987
Pharmaceutical and clinical services	5,902	6,733	7,902	9,480

Total Revenue	188,765	182,924	204,060	202,467
Costs and expenses:
Cost of molecular diagnostic testing	28,298	23,648	22,755	21,439
Cost of pharmaceutical and clinical services	2,682	2,961	3,376	4,042
Research and development expense	20,187	13,397	17,090	16,803
Selling, general and administrative expense	84,347	87,631	77,840	77,279

Total costs and expenses	135,514	127,637	121,061	119,563

Operating income	53,251	55,287	82,999	82,904
Other income (expense):
Interest income	207	2,498	1,330	1,362
Other	(908)	(442)	(185)	(439)

Total other income	(701)	2,056	1,145	923
Income before income taxes	52,550	57,343	84,144	83,827
Income tax provision	18,921	20,573	33,784	28,362

Net income	$33,629	$36,770	$50,360	$55,465

Earnings per share:
Basic	$0.45	$0.50	$0.67	$0.70
Diluted	$0.43	$0.48	$0.66	$0.68

Weighted average shares outstanding:
Basic	74,391	73,821	75,070	79,575
Diluted	77,678	76,374	76,825	81,798

In thousands, except per share amounts	Quarters Ended
	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012
Consolidated Statement of Comprehensive Income Data:
Molecular diagnostic testing	$166,089	$148,384	$140,651	$127,268
Pharmaceutical and clinical services	8,027	8,088	8,489	6,169

Total Revenue	174,116	156,472	149,140	133,437
Costs and expenses:
Cost of molecular diagnostic testing revenue	18,416	16,462	15,566	13,932
Cost of pharmaceutical and clinical services	3,657	3,872	4,318	3,395
Research and development expense	14,581	13,618	14,107	11,400
Selling, general and administrative expense	71,546	64,602	59,563	56,128

Total costs and expenses	108,200	98,554	93,554	84,855

Operating income	65,916	57,918	55,586	48,582
Other income (expense):
Interest income	1,310	1,434	1,385	1,368
Other	2	(111)	14	(128)

Total other income	1,312	1,323	1,399	1,240
Income before income taxes	67,228	59,241	56,985	49,822
Income tax provision	23,153	21,349	21,949	19,686

Net income	$44,075	$37,892	$35,036	$30,136

Earnings per share:
Basic	$0.55	$0.47	$0.43	$0.37
Diluted	$0.53	$0.46	$0.42	$0.36

Weighted average shares outstanding:
Basic	80,166	80,375	81,692	81,572
Diluted	82,639	82,434	84,240	83,914

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading molecular diagnostic company dedicated to making a difference in patients’ lives through the discovery and commercialization of novel, transformative tests across major diseases. We believe in improving healthcare for patients by providing physicians with important information to solve unmet medical needs. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests.

Our goal is to provide physicians with critical information to guide the healthcare management of their patients by addressing four major questions a patient may have about their healthcare: (1) what is the likelihood of my getting a disease, (2) do I have a disease, (3) how aggressively should my disease be treated, and (4) which therapy will work best to treat my disease. We are developing new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), accurately diagnose disease (diagnostic medicine), identify a patient’s likelihood of responding to a particular therapy and assess if a patient will benefit from a particular drug (personalized medicine), and assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow and expand our existing products and markets. Second, we are developing our business internationally with an international direct sales force. Finally, we are launching and intend to continue to launch new potentially transformative products across a diverse set of disease indications, complementing our current businesses in oncology, women’s health, urology, dermatology and rheumatology.

In February 2014, we completed the acquisition of privately-held Crescendo for $270 million in cash, which was reduced by the repayment of a loan made to Crescendo and other customary adjustments in accordance with the acquisition agreement. We believe that the acquisition of Crescendo facilitates our entry into the high growth autoimmune and inflammatory disease market, diversifies our product revenues and enhances our strength in protein-based diagnostics. The business of Crescendo, including its Vectra®DA blood test for rheumatoid arthritis disease management, is operated as a wholly owned subsidiary.

During the fiscal year ended June 30, 2014, we devoted our resources to supporting and growing our molecular diagnostic testing and pharmaceutical and clinical services businesses, as well as to the research and development of future molecular diagnostic and companion diagnostic candidates. See Note 10 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding our operating segments. We also used $287.7 million of cash generated from operations to repurchase shares of our common stock under our share repurchase program described below. Our consolidated revenues primarily consisted of sales of molecular diagnostic tests through our wholly-owned subsdiaries Myriad Genetic Laboratories, Inc., Myriad Genetics GmbH, and Crescendo Bioscience, Inc. and pharmaceutical and clinical services through our wholly-owned Myriad RBM subsidiary. During the year ended June 30, 2014, we reported total revenues of $778.2 million, net income of $176.2 million and diluted earnings per share of $2.25 that included income tax expense of $101.6 million.

We incurred research and development expenses of $67.5 million, $53.7 million, and $42.6 million for the years ended June 30, 2014, 2013 and 2012, respectively. Our research and development expenses include costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our 13 current molecular diagnostic test offerings and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic and companion diagnostic candidates. Our research and development expense may fluctuate substantially from quarter to quarter depending on the number of clinical studies and the timing of samples supporting those clinical studies.

Our selling, general and administrative expenses include costs associated with building our molecular diagnostic and pharmaceutical and clinical services businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. We expect that our selling, general and administrative expenses will increase from quarter to quarter and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic test launches, our efforts in support of our existing molecular diagnostic tests and pharmaceutical and clinical services and the transition from our existing product portfolio to our new products, as well as our continued international expansion efforts.

Between May 2010 and November 2013, we repurchased $700 million of our outstanding common stock. In November 2013, our board of directors authorized us to repurchase an additional $300 million of our outstanding common stock. In connection with this latest stock repurchase authorization, we have been authorized to repurchase shares at management’s discretion based on market conditions and have repurchased $134.3 million of our outstanding common stock as of June 30, 2014 under this authorization. See also “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities—Issuer Purchases of Equity Securities.”

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

Revenue Recognition. Revenue includes the sale of molecular diagnostic tests and of our pharmaceutical and clinical services. Revenue is recorded at the invoiced amount net of any discounts or allowances and is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Revenue is recognized upon completion of the test or service, communication of results, and when collectability is reasonably assured.

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

After a review of our allowance for doubtful accounts as of June 30, 2014 and 2013, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $0.9 million and $0.8 million, respectively.

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

At June 30, 2014, the Company has recorded goodwill of $169.2 million, $112.3 million recorded in connection with the acquisition of Crescendo in February 2014, which relates to the molecular diagnostics segment, and $56.9 million recorded in connection with the acquisition of Myriad RBM in May 2011, which relates to the pharmaceutical and clinical services segment, formerly our companion diagnostics segment. We have concluded that Crescendo and Myriad RBM represent distinct and separate reporting units. We evaluated the Crescendo reporting unit for impairment noting no indicators of impairment from the date of acquisition. We also measured the fair value of the Myriad RBM reporting unit utilizing income and market approaches. The income approach considered management’s business plans and projections as the basis for expected cash flows for the next twelve years and a 4.0% residual growth rate thereafter. We also used a weighted average discount rate of 30% for the analysis. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects. The market approach used values for comparable companies and market transactions. We noted the fair value of the Myriad RBM reporting unit exceeded its carrying value by 18% using these assumptions mentioned. A hypothetical increase in the weighted average discount rate of 0.5% would decrease the calculated fair value as a percentage of book value for the Myriad RBM reporting unit by 4%. A hypothetical decrease in the residual growth rate of 0.5% would decrease the calculated fair value as a percent of book value for the Myriad RBM reporting unit by 1%.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Results of Operations

Years ended June 30, 2014 and 2013

Revenue is comprised of sales of our molecular diagnostic tests and pharmaceutical and clinical services. Total revenue for the fiscal year ended June 30, 2014 was $778.2 million compared to $613.2 million for the prior fiscal year, an increase of 27%. This 27% increase in revenue is primarily due to increased molecular diagnostic testing volume for all of our tests including the recently launched myRisk Hereditary Cancer test and the recently acquired VectraDA test. Revenues during the year ended June 30, 2014 were negatively impacted by approximately $6 million due to a January 1, 2014 Medicare pricing adjustment that was subsequently reversed in part on April 1, 2014. Sales of our BRACAnalysis test accounted for 66% of our total revenues in fiscal 2014 compared to 75% in the prior year. We believe that our increased sales, marketing, and education efforts resulted in wider acceptance of our molecular diagnostic tests by the medical community and increased patient testing volumes. However, there can be no assurance that our revenue will continue to increase or remain at current levels or that we will be successful in transitioning our existing product portfolio to our new tests, launching other new tests and performing additional pharmaceutical and clinical services, or expanding the sale of our tests outside the United States.

Total revenue of our molecular diagnostic tests and pharmaceutical and clinical services and revenue by product as a percent of total revenue for the year ended June 30, 2014 and 2013 were as follows:

	June 30,			% of Total Revenue
(In thousands)	2014	2013	% Change	2014	2013
Molecular diagnostic revenues:
BRACAnalysis	$517,902	$460,272	13%	66%	75%
BART	89,427	59,140	51%	11%	10%
COLARIS & COLARIS AP	59,109	51,938	14%	8%	8%
Myriad myRisk	53,680	—	N/A	7%	N/A
VectraDA	13,970	—	N/A	2%	N/A
Other	14,110	11,042	28%	2%	2%

Total molecular diagnostic revenue	748,198	582,392	28%

Pharmaceutical and clinical service revenue	30,018	30,773	-2%	4%	5%

Total revenue	$778,216	$613,165	27%	100%	100%

Our molecular diagnostic sales force is currently focused on three major market segments, oncology, women’s health, and rheumatology. Oncology, women’s health and rheumatology revenue was 52%, 46% and 2% of total molecular diagnostic testing revenue, respectively, during the year ended June 30, 2014; however, we acquired Crescendo on February 28, 2014, so we had only four months of sales during our fiscal year in the rheumatology market. Sales of molecular diagnostic tests in each major market for the year ended June 30, 2014 and 2013 were as follows:

	June 30,
(In thousands)	2014	2013	% Change
Molecular diagnostic revenues:
Oncology	$392,461	$370,257	6%
Women’s Health	341,767	212,135	61%
Rheumatology	13,970	—	N/A

Total molecular diagnostic revenues	$748,198	$582,392	28%

Certain prior period reclassifications to oncology and women’s health revenue have been made to conform to current period presentation.

Cost of molecular diagnostic testing revenue for the year ended June 30, 2014 was $96.1 million, compared to $64.4 million for the same period ended June 30, 2013. This increase of 49% in molecular diagnostic testing cost of revenue is primarily due to the 28% increase in testing revenue, the additional costs associated with processing samples from our three newly launched tests and our newly acquired Vectra DA test that have yet to receive full reimbursement and are operating at levels that have not yet achieved economies of scale. Cost of pharmaceutical and clinical services for the year ended June 30, 2014 was $13.1 million, compared to $15.2 million for the same period ended June 30, 2013. This 14% decrease in pharmaceutical and clinical services testing cost of revenue is due to technology improvements resulting in increased efficiencies in our pharmaceutical and clinical services laboratory. Gross margins for molecular diagnostics for the year ended June 30, 2014 was 87% compared to 89% for the year ended June 30, 2013. Many of the costs associated with the performance of our pharmaceutical and clinical services are fixed; consequently, gross margins will vary as we experience fluctuations in our pharmaceutical and clinical services service revenue.

Our research and development expenses include costs incurred in formulating, improving and creating alternative or modified processes related to and expanding the use of our 13 current molecular diagnostic tests and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic and companion diagnostic candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipment and facility costs. Research and development expenses incurred during the fiscal year ended June 30, 2014 were $67.5 million compared to $53.7 million for the prior fiscal year. This increase of 26% was primarily due to the following:

•

an increase of approximately $6.8 million in internal research and development activities and clinical studies to support creating alternative or modified processes related to, and expanding the use of, our current molecular diagnostic products and to support future molecular diagnostic testing products;

•	an increase of $6.2 million of research and development expenses as a result of the Crescendo acquisition, which includes one-time non-cash expenses of $3.8 million;

•	an increase of $2.0 million due to external research and development activities to develop proprietary technologies;

•	an increase of $1.6 million in share based compensation; and

•	a decrease of approximately $2.8 million in internal development activities to support our pharmaceutical and clinical research services business.

Our selling, general and administrative expenses include costs associated with growing our molecular diagnostic and pharmaceutical and clinical services businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2014 were $327.1 million compared to $251.8 million for the prior fiscal year. The increase in selling, general and administrative expense of 30% was primarily to support the 27% increase in revenue and include:

•

an increase in sales and marketing expense of approximately $27.8 million to support new marketing initiatives, added sales force headcount and increased sales commissions associated with the increase in revenue;

•	an increase of $23.4 million in selling, general and administrative expenses as a result of the Crescendo acquisition, which includes one-time non-cash expenses of $8.4 million;

•	an increase of approximately $6.7 million in general administrative expenses to support revenue growth;

•	an increase of approximately $6.1 million in international selling and administrative costs to support our international business;

•	an increase of approximately $6.0 million in legal fees associated with legal proceedings to enforce our intellectual property;

•	an increase of approximately $5.9 million in bad debt expense due to increased testing volumes;

•	an increase of approximately $1.1 million in share based compensation; and

•	a decrease of approximately $1.7 million in administrative fees associated with the pharmaceutical and clinical services research services business.

We expect that our selling, general and administrative expenses will continue to increase and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic test launches, our efforts in support of our existing molecular diagnostic tests and pharmaceutical and clinical services as well as our continued international expansion efforts.

Interest income for the fiscal year ended June 30, 2014 was $5.4 million, compared to $5.5 million for the prior fiscal year. Interest income consists primarily of interest income recorded from the note receivable from Crescendo that was extinguished in connection with the closing of the acquisition in February 2014.

Income tax expense for the fiscal year ended June 30, 2014 was $101.6 million, for an effective rate of approximately 37%, compared to income tax expense of $86.1 million and an effective rate of approximately 37% in the 2013 period. Our tax rate is a product of a U.S. federal effective rate of 35% and a blended state income tax rate of 2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period. For the year ended June 30, 2014 we realized $11.1 million of excess tax benefits from share-based compensation as a reduction of taxes payable. Excess tax benefits from share-based compensation are credited directly to additional paid-in-capital and are not included in income tax expense. Accordingly, they do not impact our effective income tax rate. (See Note 8 in the fiscal 2014 Notes to Consolidated Financial Statements.)

Net income for the fiscal year ended June 30, 2014 was $176.2 million compared to $147.1 million in the prior fiscal year, an increase of 20% over the prior fiscal year. This 20% increase was primarily due to an increase in revenues partially offset by cost of revenue expenses and selling, general and administrative expenses. Earnings per diluted share was $2.25 for the fiscal year ended June 30, 2014 as compared to $1.77 for the prior fiscal year, an increase of 28%. This increase was due to increased net income and a reduced number of weighted shares outstanding during the 2014 fiscal year due to our share repurchase program.

Years ended June 30, 2013 and 2012

Revenue was comprised of sales of our molecular diagnostic tests and pharmaceutical and clinical services. Total revenue for the fiscal year ended June 30, 2013 was $613.2 million compared to $496.0 million for the prior fiscal year, an increase of 24%. This 24% increase in revenue was primarily due to increased molecular diagnostic testing volume for our BRACAnalysis, Colaris and Colaris AP, a significant increase in BART testing volume as a result of revised medical guidelines, and a significant increase in pharmaceutical and clinical services due to increased research collaborations, as disclosed in the table below. Sales of our BRACAnalysis test accounted for 75.1% of our total revenues in fiscal 2013 compared to 81.7% in the prior year. We believe that our increased sales, marketing, and education efforts resulted in wider acceptance of our molecular diagnostic tests by the medical community and increased patient testing volumes.

Total revenue of our molecular diagnostic tests and pharmaceutical and clinical services and revenue by product as a percent of total revenue for the year ended June 30, 2013 and 2012 were as follows:

	June 30,			% of Total Revenue
(In thousands)	2013	2012	% Change	2013	2012
Molecular diagnostic revenues:
BRACAnalysis	$460,272	$405,478	14%	75%	82%
COLARIS & COLARIS AP	51,938	43,277	20%	8%	8%
BART	59,140	13,587	335%	10%	3%
Other	11,042	10,048	10%	2%	2%

Total molecular diagnostic revenues	582,392	472,390	23%

Pharmaceutical and clincal service revenues	30,773	23,615	30%	5%	5%

Total revenues	$613,165	$496,005	24%	100%	100%

Our molecular diagnostic sales force during fiscal 2013 and 2012 was focused on two major markets, oncology and women’s health. Sales of molecular diagnostic tests in each market for the fiscal years ended June 30, 2013 and 2012 were as follows:

	June 30,
(In thousands)	2013	2012	% Change
Molecular diagnostic revenues:
Oncology	$370,257	$320,106	16%
Women’s Health	212,135	152,284	39%

Total molecular diagnostic revenues	$582,392	$472,390	23%

Cost of revenue was comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the fiscal year ended June 30, 2013 was $64.4 million compared to $51.5 million for the prior fiscal year. This increase of 25% in molecular diagnostic cost of revenue was primarily due to the increase in molecular diagnostic testing volumes. Cost of pharmaceutical and clinical services service revenue for the fiscal year ended June 30, 2013 was $15.2 million compared to $13.2 million for the prior fiscal year. Many of these costs associated with the performance of our pharmaceutical and clinical services are fixed; consequently, gross margins will vary as we experience fluctuations in our pharmaceutical and clinical services service revenue.

Our research and development expenses include costs incurred in formulating, improving and creating alternative or modified processes related to and expanding the use of our nine molecular diagnostic test offerings and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic and pharmaceutical and clinical services test candidates. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, molecular and pharmaceutical and clinical services development, equipment and facility costs. Research and development expenses incurred during the fiscal year ended June 30, 2013 were $53.7 million compared to $42.6 million for the prior fiscal year. This increase of 26% was primarily due to the following:

•	an increase of approximately $5.0 million due to the internal development of future molecular diagnostic product candidates;

•	an increase of approximately $3.0 million in internal development to support our pharmaceutical and clinical services business;

•

an increase of approximately $1.9 million in internal development activities and clinical studies to support creating alternative or modified processes related to and expanding the use of our current molecular diagnostic products and to support future molecular diagnostic testing products; and

•	an increase of approximately $0.8 million in costs associated with the in-license of new molecular diagnostic product candidates.

Our selling, general and administrative expenses included costs associated with growing our molecular diagnostic and pharmaceutical and clinical services businesses domestically and internationally. Selling, general and administrative expenses consisted primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2013 were $251.8 million compared to $208.4 million for the prior fiscal year. The increase in selling, general and administrative expense of 21% was primarily to support the 24% increase in revenue and include:

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

Interest income for the fiscal year ended June 30, 2013 was $5.5 million, compared to $4.6 million for the prior fiscal year. Interest income consisted primarily of interest income recorded from our note receivable from Crescendo.

Income tax expense for the fiscal year ended June 30, 2013 was $86.1 million, for an effective rate of approximately 37%, compared to income tax expense of $72.4 million and an effective rate of approximately 39% in the 2012 period. Our tax rate is a product of a U.S. federal effective rate of 35% and a blended state income tax rate of 2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period. For the year ended June 30, 2013 we realized $7.9 million of excess tax benefits from stock-based compensation as a reduction of taxes payable. Excess tax benefits from stock-based compensation were credited directly to additional paid-in-capital and were not included in income tax expense. Accordingly, they did not impact our effective income tax rate. Due to the realization of these excess tax benefits that offset our taxes payable, our current income tax expense in fiscal 2013 was higher than our actual cash paid. (See Note 8 in the fiscal 2013 Notes to Consolidated Financial Statements.)

Net income for the fiscal year ended June 30, 2013 was $147.1 million compared to $112.2 million in the prior fiscal year. This 31% increase was primarily due to an increase in revenues partially offset by higher research and development expenses and selling, general and administrative expenses. Earnings per diluted share were $1.77 for the fiscal year ended June 30, 2013 compared to $1.30 for the prior fiscal year, an increase of 36%. This increase was due to increased net income and a reduced number of weighted shares outstanding during the 2013 fiscal year due to our share repurchase program.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities decreased $260.5 million, or 49%, from $531.1 million at June 30, 2013 to $270.6 million at June 30, 2014. This decrease was attributable to the repurchase of $287.7 million of our common stock under our share repurchase programs, the use of $223.5 million for the acquisition of Crescendo, payments of $108.2 million in estimated income tax obligations, and operating expenditures during fiscal 2014; partially offset by increased sales of $165.1 million and $64.8 million in proceeds from issuance of common stock under share-based compensation plans.

Net cash provided by operating activities was $190.2 million, $173.9 million and $141.8 million during the fiscal years ended June 30, 2014, 2013 and 2012, respectively. During the year ended June 30, 2014, our net income was reduced by non-cash charges in the form of share-based compensation and depreciation and amortization, which totaled $27.1 million and $13.8 million, respectively. Net cash provided by operating activities for year ended June 30, 2014 was also impacted by changes in bad debt expense, trade accounts receivable, prepaid taxes, accounts payable, inventory, and accrued liabilities.

Our investing activities used cash of $17.7 million, $75.6 million and $38.9 million during the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Cash used in investing activities for the fiscal year ended June 30, 2014 was primarily comprised of the use of $223.5 million for the acquisition of Crescendo and $161.8 million for the purchase of marketable investment securities offset by $381.9 million in proceeds from maturities and sales of marketable investment securities. Capital expenditures for equipment and facilities for the year ended June 30, 2014 were $14.3 million. Cash used in investing activities from the prior fiscal years ended June 30, 2013 and 2012 was primarily due to the purchase of marketable investment securities and issuance of a $25 million note payable to Crescendo offset by proceeds from maturities and sales of marketable investment securities as well as capital expenditures for research and laboratory equipment.

Financing activities used cash of $211.8 million, $80.6 million, and $69.2 million during the fiscal years ended June 30, 2014, 2013 and 2012. Cash utilized from financing activities in these years was primarily due to the purchase of $287.7 million, $146.3 million and $128.5 million respectively, of our common stock through our share repurchase program. The cash used in the share purchase was partially offset by cash provided by the exercise of stock options and sales of our shares under our share-based compensation plans.

We believe that with our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic tests and pharmaceutical and clinical services, we will have adequate funds to maintain our current and planned operations for the foreseeable future, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise financing. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure to sustain revenue growth or margins in our molecular diagnostic testing and pharmaceutical and clinical services businesses;

•

termination of the licenses underlying our molecular diagnostic tests and pharmaceutical and clinical services or failure to enter into product or technology licensing or other arrangements favorable to us;

•	delays or other problems with operating our laboratory facilities;

•	the costs and expenses incurred in supporting our existing molecular diagnostic tests and pharmaceutical and clinical services;

•

the progress, results and cost of transitioning from our current product portfolio to our new molecular diagnostic tests, as well as developing and launching additional molecular diagnostic tests and offering additional pharmaceutical and clinical services;

•	potential business development activities, in-licensing agreements and acquisitions, such as our acquisition of Crescendo;

•	our ability to successfully integrate and achieve the expected benefits of our business development activities, in-licensing agreements and acquisitions;

•	changes in the government regulatory approval process for our tests;

•	the progress, costs and results of our international expansion efforts;

•	the timing and amount of repurchases of our common stock;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and pharmaceutical and clinical services;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and pursuing or defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us or that we pursue;

•	the introduction of technological innovations or new commercial tests by our competitors;

•	changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers reimbursement levels for our tests; and

•	changes in structure of the healthcare system or healthcare payment systems.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our consolidated contractual obligations as of June 30, 2014 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Operating leases	$72,253	$11,235	$22,328	$12,499	$26,191
Purchase obligations	48,410	15,006	33,404	—	—

Total	$120,663	$26,241	$55,732	$12,499	$26,191

As of June 30, 2014, Crescendo has approximately three years remaining under an unconditional purchase obligation with a vendor to purchase goods and services used in the Company’s diagnostic processes. The agreement specifies certain minimum quantities and pricing terms.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to transition from our existing product portfolio to our new tests; risks related to changes in the governmental or private insurers reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report.

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

Market, Industry and Other Data

This Annual Report on Form 10-K contains estimates, projections and other information concerning our industry, our business and relevant molecular diagnostics markets, including data regarding the estimated size of relevant molecular diagnostic markets, patient populations, and the perceptions and preferences of patients and physicians regarding certain therapies, as well as data regarding market research and estimates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources that we believe to be reliable. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

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

As of June 30, 2014 we have net unrealized gains of $0.4 million in our investment portfolio. For the year ended June 30, 2014 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of various municipalities. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $0.7 million and $1.3 million as of June 30, 2014 and 2013, respectively. We do not utilize derivative financial instruments to manage our interest rate risks.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2014, our internal control over financial reporting is effective based on those criteria.

Management has excluded Crescendo from its assessment of internal control over financial reporting as of June 30, 2014 because we acquired Crescendo in a business combination on February 28, 2014. Crescendo is a wholly-owned subsidiary of Myriad Genetics, Inc. whose total assets and total revenues represented 40% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2014.

The effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as follows:

b.	Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Myriad Genetics Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Crescendo Bioscience, Inc., which is included in the June 30, 2014, consolidated financial statements of Myriad Genetics, Inc. and subsidiaries and constituted approximately 40 percent and 38 percent of total and net assets, respectively, as of June 30, 2014, and 2 percent of revenues for the year then ended. Our audit of internal control over financial reporting of Myriad Genetics, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Crescendo Bioscience, Inc.

In our opinion, Myriad Genetics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2014 of Myriad Genetics, Inc. and subsidiaries’ and our report dated August 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
August 13, 2014

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

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on December 4, 2014.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management and Corporate Governance—Committees of the Board of Directors and Meetings—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Management and Corporate Governance—Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on December 4, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on December 4, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance—Director Independence” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on December 4, 2014.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants” in our Proxy Statement for the 2014 Annual Meeting of the Stockholders to be held on December 4, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedule

The following schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2014, 2013 and 2012.

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

The exhibits which are filed with or incorporated by reference into this Annual Report on Form 10-K are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2014.

MYRIAD GENETICS, INC.

By:	/s/ PETER D. MELDRUM
Peter D. Meldrum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ PETER D. MELDRUM Peter D. Meldrum	President, Chief Executive Officer and Director (principal executive officer)	August 13, 2014

By:	/s/ JAMES S. EVANS James S. Evans	Chief Financial Officer (principal financial and accounting officer)	August 13, 2014

By:	/s/ JOHN T. HENDERSON John T. Henderson, M.D.	Chairman of the Board	August 13, 2014

By:	/s/ WALTER GILBERT Walter Gilbert, Ph.D.	Vice Chairman of the Board	August 13, 2014

By:	/s/ LAWRENCE C. BEST Lawrence C. Best	Director	August 13, 2014

By:	/s/ HEINER DREISMANN Heiner Dreismann, Ph.D.	Director	August 13, 2014

By:	/s/ DENNIS LANGER Dennis Langer, M.D., J.D.	Director	August 13, 2014

By:	/s/ S. LOUISE PHANSTIEL S. Louise Phanstiel	Director	August 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries at June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

August 13, 2014

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2014 and 2013

(In thousands, except per share amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$64,821	$104,073
Marketable investment securities	121,641	268,243
Prepaid expenses	6,921	956
Inventory	23,919	5,007
Trade accounts receivable, less allowance for doubtful accounts of $8,968 in 2014 and $7,500 in 2013	81,297	94,333
Deferred taxes	6,445	8,007
Prepaid taxes	13,609	728
Other receivables	3,770	2,645

Total current assets	322,423	483,992

Equipment and leasehold improvements:
Equipment	80,685	65,903
Leasehold improvements	18,922	18,294

	99,607	84,197
Less accumulated depreciation	65,013	56,595

Net equipment and leasehold improvements	34,594	27,602

Long-term marketable investment securities	84,124	158,748
Long-term deferred taxes	3,180	28,632
Note receivable	—	21,667
Other assets	5,000	13,000
Intangibles, net	205,312	13,330
Goodwill	169,181	56,850

Total assets	$823,814	$803,821

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,078	$18,132
Accrued liabilities	56,410	44,334
Deferred revenue	1,090	2,043

Total current liabilities	80,578	64,509

Unrecognized tax benefits	24,238	10,718

Total liabilities	104,816	75,227

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 150,000 shares; issued and outstanding 73,497 shares in 2014 and 80,577 shares in 2013	735	806
Additional paid-in capital	717,774	697,346
Accumulated other comprehensive loss	(1,515)	(424)
Retained earnings	2,004	30,866

Total stockholders’ equity	718,998	728,594

Total liabilities and stockholders’ equity	$823,814	$803,821

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended June 30, 2014, 2013 and 2012

(In thousands, except per share amounts)

	2014	2013	2012
Molecular diagnostic testing	$748,198	$582,392	$472,390
Pharmaceutical and clinical services	30,018	30,773	23,615

Total revenue	778,216	613,165	496,005
Costs and expenses:
Cost of molecular diagnostic testing	96,140	64,376	51,452
Cost of pharmaceutical and clinical services	13,061	15,242	13,207
Research and development expense	67,476	53,706	42,645
Selling, general, and administrative expense	327,097	251,839	208,383

Total costs and expenses	503,774	385,163	315,687

Operating income	274,442	228,002	180,318
Other income (expense):
Interest income	5,397	5,497	4,629
Other	(1,974)	(223)	(407)

Total other income (expense):	3,423	5,274	4,222
Income before income taxes	277,865	233,276	184,540
Income tax provision	101,640	86,137	72,389

Net income	$176,225	$147,139	$112,151

Earnings per share:
Basic	$2.33	$1.82	$1.33
Diluted	2.25	1.77	1.30
Weighted average shares outstanding:
Basic	75,728	80,948	84,608
Diluted	78,182	83,327	86,465
Net income	$176,225	$147,139	$112,151
Comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	610	(257)	(135)
Change in foreign currency translation adjustment, net of tax	(1,701)	(5)	(178)

Comprehensive income	$175,134	$146,877	$111,838

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2014, 2013 and 2012

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings (accumulated deficit)	Stockholders’ equity
	Shares	Amount
Balances at June 30, 2011	86,244	$862	$604,409	$151	$(38,630)	$566,792

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	2,013	21	25,008	—	—	25,029
Share-based payment expense	—	—	26,275	—	—	26,275
Stock-based compensation tax benefits	—	—	34,193			34,193
Repurchase and retirement of common stock	(5,688)	(57)	(42,205)	—	(86,205)	(128,467)
Net income	—	—	—	—	112,151	112,151
Other comprehensive income, net of tax	—	—	—	(313)	—	(313)

Balances at June 30, 2012	82,569	$826	$647,680	$(162)	$(12,684)	$635,660

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	3,640	36	57,789	—	—	57,825
Share-based payment expense	—	—	26,612	—	—	26,612
Stock-based compensation tax benefits	—	—	7,888			7,888
Repurchase and retirement of common stock	(5,632)	(56)	(42,623)	—	(103,589)	(146,268)
Net income	—	—	—	—	147,139	147,139
Other comprehensive income, net of tax	—	—	—	(262)	—	(262)

Balances at June 30, 2013	80,577	$806	$697,346	$(424)	$30,866	$728,594

Issuance of common stock for cash upon exercise of options and employee stock purchase plan	3,292	33	64,729	—	—	64,762
Share-based payment expense	—	—	27,068	—	—	27,068
Stock-based compensation tax benefits	—	—	11,143			11,143
Repurchase and retirement of common stock	(10,373)	(104)	(82,512)	—	(205,087)	(287,703)
Net income	—	—	—	—	176,225	176,225
Other comprehensive income, net of tax	—	—	—	(1,091)	—	(1,091)

Balances at June 30, 2014	73,496	$735	$717,774	$(1,515)	$2,004	$718,998

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$176,225	$147,139	$112,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,819	8,889	9,069
Loss on disposition of assets	855	8	194
Share-based compensation expense	27,068	26,612	26,275
Bad debt expense	39,235	33,294	24,742
Non-cash expense related to in-process research and development technology	—	—	750
Impairment of intangible assets	—	1,490	—
Deferred income taxes	8,124	7,469	33,625
Unrecognized tax benefits	(660)	710	560
Accreted interest on note receivable	(3,337)	(2,667)	(2,000)
Excess tax benefit from share-based compensation	(11,143)	(7,888)	(34,193)
Gain on sale of marketable investment securities	—	(165)	(566)
Changes in operating assets and liabilities:
Prepaid expenses	(5,486)	757	1,204
Trade accounts receivable	(24,372)	(67,185)	(34,986)
Other receivables	(1,870)	(706)	(2,312)
Inventory	(15,794)	6,567	(3,426)
Prepaid taxes	(12,881)
Accounts payable	(1,492)	7,991	(1,249)
Accrued liabilities	3,077	11,562	11,218
Deferred revenue	(1,155)	(11)	748

Net cash provided by operating activities	190,213	173,866	141,804

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(14,271)	(11,373)	(9,408)
Acquisition of Crescendo Biosciences, Inc. (see Note 12), net of cash acquired	(223,531)	—	—
Acquisition of Rules-Based Medicine, Inc., net of cash acquired	—	—	(799)
Purchase of in-process research and development technology	—	—	(750)
Purchase of other assets	—	—	(100)
Purchase of an acquisition option	—	—	(8,000)
Issuance of note receivable (Crescendo)	—	—	(17,000)
Equity investment (RainDance)	—	(5,000)
Purchases of marketable investment securities	(161,764)	(443,777)	(388,067)
Proceeds from maturities and sales marketable investment securities	381,899	384,560	385,236

Net cash used in investing activities	(17,667)	(75,590)	(38,888)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	64,762	57,825	25,029
Excess tax benefit from share-based compensation	11,143	7,888	34,193
Repurchase and retirement of common stock	(287,703)	(146,268)	(128,467)

Net cash used in financing activities	(211,798)	(80,555)	(69,245)

Net increase (decrease) in cash and cash equivalents	(39,252)	17,721	33,671
Cash and cash equivalents at beginning of year	104,073	86,352	52,681

Cash and cash equivalents at end of year	$64,821	$104,073	$86,352

Supplemental cash flow information:
Cash paid during the year for income taxes	$108,207	$80,317	$33,382
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders’ equity	$(362)	$433	$(14)

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

(1)	Organization and Summary of Significant Accounting Policies

(a)	Business Description and Basis of Presentation

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading molecular diagnostic company focused on developing and marketing novel predictive medicine, personalized medicine and prognostic medicine tests. The Company employs a number of proprietary technologies, including DNA, RNA and protein analysis, that help it to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. The Company uses this information to guide the development of new molecular diagnostic and companion diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine). The Company currently offers thirteen commercial molecular diagnostic tests, including seven predictive medicine tests, three personalized medicine tests, two prognostic medicine tests and one diagnostic medicine test. The Company also generates revenue by providing pharmaceutical and clinical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company’s corporate headquarters is located in Salt Lake City, Utah.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended June 30, 2014, 2013 and 2012.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

(c)	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are comprised of amounts due from sales of the Company’s molecular diagnostic tests and pharmaceutical and clinical services and are recorded at the invoiced amount, net of discounts and contractual allowances. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable, which is based on historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers and does not require collateral.

(d)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. Repairs and maintenance costs are charged to expense as incurred. For the years ended June 30, 2014, 2013 and 2012, the Company recorded the depreciation expense as follows:

	Years Ended June 30,
	2014	2013	2012
(In thousands)
Depreciation expense	$9,186	$7,994	$7,969

(e)	Inventory

Inventories consist of reagents, plates and testing kits. Inventories are stated at the lower of cost or market on a first-in, first-out basis. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels.

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

(f)	Intangible Assets and Other Long-Lived Assets

Intangible and other assets as of June 30, 2014 and 2013 are comprised of acquired patents and intellectual property and purchased in-process research and development. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life.

The Company continually reviews and monitors long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In December 2012, the Company notified the licensor of the Company’s OnDose product of the Company’s intent to terminate the license agreement, and as a result, recorded an impairment charge of approximately $1.5 million associated with the purchased license agreement. Other than this $1.5 million impairment charge, the Company concluded there was no impairment of long-lived assets for the years ended June 30, 2014, 2013 and 2012.

(g)	Goodwill

The Company has recorded goodwill of $169.2 million from the acquisition of Crescendo Bioscience, Inc. that was completed on February 28, 2014 (see Note 12) and Rules-Based Medicine, Inc. that was completed on May 31, 2011. Of this goodwill, $112.3 million relates to the Company’s molecular diagnostic segment and $56.9 million related to the Company’s pharmaceutical and clinical services segment. Goodwill is tested for impairment on an annual basis as of April 1 and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill was evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

(h)	Revenue Recognition

Molecular diagnostic testing revenue is recognized when persuasive evidence of an agreement exists, results have been communicated to the patient, the fee is fixed or determinable, and collection is reasonably assured. Revenue from the sale of molecular diagnostic tests and related marketing agreements is recorded at the invoiced amount net of any discounts or contractual allowances.

Pharmaceutical and clinical service revenue is recognized when persuasive evidence of an agreement exists, the fee is fixed and or determinable, when the testing service has been completed and the results of the tests are transferred to the customer, and collectability is reasonably assured. In addition, the Company’s wholly owned subsidiary, Myriad RBM, has received national, state, foreign government and private foundation grants and contracts. Revenue associated with these grants and contracts is recognized in the period in which qualifying costs for the services by the grants and contracts are incurred and the related grant or contract fee is earned.

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

(In thousands)	Years Ended June 30,
	2014	2013	2012
Denominator:
Weighted-average shares outstanding used to compute basic EPS	75,728	80,948	84,608
Effect of dilutive stock options	2,454	2,379	1,857

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	78,182	83,327	86,465

Certain outstanding stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

(In thousands)	Years Ended June 30,
	2014	2013	2012
Anti-dilutive options excluded from EPS computation	5,273	5,136	8,585

(k)	Use of Estimates

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

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2014 and 2013 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2014:
Cash and cash equivalents:
Cash	$45,181	$—	$—	$45,181
Cash equivalents	19,639	1	—	19,640

Total cash and cash equivalents	64,820	1	—	64,821

Available-for-sale:
Corporate bonds and notes	44,449	36	(11)	44,474
Municipal bonds	137,821	334	(3)	138,152
Federal agency issues	23,134	12	(7)	23,139

Total	$270,224	$383	$(21)	$270,586

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2013:
Cash and cash equivalents:
Cash	$40,412	$—	$—	$40,412
Cash equivalents	63,653	8	—	63,661

Total cash and cash equivalents	104,065	8	—	104,073

Available-for-sale:
Corporate bonds and notes	71,626	13	(15)	71,624
Municipal bonds	251,513	109	(537)	251,085
Federal agency issues	104,293	24	(35)	104,282

Total	$531,497	$154	$(587)	$531,064

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at June 30, 2014:

(In thousands)	Amortized cost	Estimated fair value
Cash	$45,181	$45,181
Cash equivalents	19,639	19,640
Available-for-sale:
Due within one year	121,505	121,641
Due after one year through five years	83,899	84,124
Due after five years	—	—

Total	$270,224	$270,586

Debt securities in an unrealized loss position as of June 30, 2014 were not impaired at acquisition and the declines in fair value are not attributed to declines in credit quality. Management believes that it is more likely than not that the securities will be held until a recovery of par value. All securities in an unrealized loss position as of June 30, 2014 and 2013 are debt securities. Debt securities available-for-sale in a gross unrealized loss position as of June 30, 2014 and 2013 are summarized as follows:

	Less than 12 months		More than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2014:
Debt securities:
Corporate bonds and notes	15,961	(11)	—	—	15,961	(11)
Municipal bonds	8,651	(3)	—	—	8,651	(3)
Federal agency issues	4,993	(7)	—	—	4,993	(7)

	$29,605	$(21)	$—	$—	$29,605	$(21)

	Less than 12 months		More than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2013:
Debt securities:
Corporate bonds and notes	30,309	(15)	—	—	30,309	(15)
Municipal bonds	93,992	(538)	—	—	93,992	(538)
Federal agency issues	45,528	(34)	—	—	45,528	(34)

	$169,829	$(587)	$—	$—	$169,829	$(587)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2014
Money market funds (a)	$13,634	$—	$—	$13,634
Corporate bonds and notes	—	44,474	—	44,474
Municipal bonds	—	144,158	—	144,158
Federal agency issues	—	23,139	—	23,139

Total	$13,634	$211,771	$—	$225,405

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2013
Money market funds (a)	$12,691	$—	$—	$12,691
Corporate bonds and notes	—	71,624	—	71,624
Municipal bonds	—	302,055	—	302,055
Federal agency issues	—	104,282	—	104,282

Total	$12,691	$477,961	$—	$490,652

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The Company’s Level 1 assets include money market instruments. Level 2 assets consist of marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and municipal bonds. Level 2 securities are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. As of June 30, 2014 and 2013, the Company had no investments which were measured using unobservable (Level 3) inputs.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

(4)	Goodwill and Other Intangible Assets

Goodwill

At June 30, 2014, the Company had goodwill of $169.2 million recorded as a result of the acquisition of Crescendo Bioscience, Inc. (“Crescendo”) on February 28, 2014 (see Note 12) and Rules-Based Medicine, Inc. (“Myriad RBM”) on May 31, 2011. The Company assessed goodwill for impairment in accordance with the appropriate guidance (see Note 1(g)) and recorded no impairment of goodwill for the period ended June 30, 2014. The following summarizes changes to the goodwill balance for the years ended June 30, 2014 and 2013:

	Year Ended June 30,
(In thousands)	2014	2013
Balance at beginning of period	$56,850	$56,850
Current period acquisitions	112,331	—

Balance at end of period	$169,181	$56,850

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, developed technology, a laboratory database, trademarks, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development. Certain of these intangible assets were recorded as part of the Company’s purchase of Crescendo on February 28, 2014 (see Note 12) and Myriad RBM on May 31, 2011. The Company’s developed technology and database acquired in conjunction with the purchase of Crescendo have estimated remaining useful lives of 18 years. Trademarks acquired in conjunction with the purchase of Myriad RBM have an estimated remaining useful life of approximately 14 years and customer relationships have an estimated remaining useful life of approximately 7 years. The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets and the classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

In December 2012, the Company notified the licensor of the Company’s OnDose product of the Company’s intent to terminate the license agreement, and as a result, recorded an impairment charge of approximately $1.5 million associated with the purchased license agreement. The fair value was estimated for the license agreement using the undiscounted future cash flows method, under which the Company determined that the fair value was less than the carrying value. The impairment is included in research and development in the condensed consolidated statement of comprehensive income and is part of the molecular diagnostic segment. The following summarizes the amounts reported as intangible assets:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
at June 30, 2014
Purchased licenses and technologies	$201,100	$(6,597)	$194,503
Customer relationships	4,650	(1,441)	3,209
Trademarks	3,000	(200)	2,800

Total amortized intangible assets	208,750	(8,238)	200,512

In-process research and development	4,800	—	4,800

Total unamortized intangible assets	4,800	—	4,800

Total intangible assets	$213,550	$(8,238)	$205,312

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
at June 30, 2013
Purchased licenses and technologies	$4,500	$(2,644)	$1,856
Customer relationships	4,650	(976)	3,674
Trademarks	3,000	—	3,000

Total amortized intangible assets	12,150	(3,620)	8,530

In-process research and development	4,800	—	4,800

Total unamortized intangible assets	4,800	—	4,800

Total intangible assets	$16,950	$(3,620)	$13,330

As of June 30, 2014 the weighted average remaining amortization period for purchased licenses and technologies, trademarks, and customer relationships is approximately 17 years.

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended June 30,
(In thousands)	2014	2013	2012
Amortization on intangible assets	$4,633	$895	$1,100

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

Future estimated amortization expense as of June 30, 2014 for the five succeeding fiscal years is as follows:

(In thousands)
Fiscal year ending:
2015	$11,900
2016	11,900
2017	11,900
2018	11,881
2019	11,587

$59,168

(5)	Leases

The Company leases office and laboratory space under five non-cancelable operating leases, with terms that expire between 2017 and 2025 in Salt Lake City, Utah, one cancelable lease for office and laboratory space with a term of five years in Munich, Germany, and two non-cancelable operating leases for Myriad RBM for office and laboratory space that expire between 2017 and 2020 in Austin, Texas and Saranac Lake, New York. The Company also leases office and laboratory space under one non-cancellable operating lease that expires in 2017 in South San Francisco, California for Crescendo. In addition, the Company maintains lease agreements that expire between 2013 and 2018 for administrative offices in Zurich, Switzerland; Paris, France; Madrid, Spain; and Milan, Italy. Furthermore, the Company leases information technology equipment under two non-cancelable leases, with terms that expire in 2016.

The following is a summary of the Company’s rental expense for the fiscal years reported:

	Years Ended June 30,
(In thousands)	2014	2013	2012
Rental expense	$11,266	$8,155	$6,819

Future minimum lease payments under the Company’s current leases as of June 30, 2014 are as follows:

(In thousands)
Fiscal year ending:
2015	$11,235
2016	11,500
2017	10,828
2018	6,489
2019	6,009
Thereafter	26,191

$72,252

(6)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2013, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 3,500,000. As of June 30, 2014, a total of 3,757,381 shares of common stock are reserved for issuance under the 2010 Plan. In addition, as of June 30, 2014, the Company may grant up to 5,005,532 additional shares under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company. The exercise price of options granted in 2014, 2013 and 2012 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years. Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30:

	2014	2013	2012
Risk-free interest rate	1.6%	0.8%	1.0%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	4.1 - 4.7	4.2 - 4.7	4.2 - 4.6
Expected volatility	40%	44%	44%

Expected option lives and volatilities are based on historical data of the Company and other factors.

A summary of activity is as follows:

	2014		2013		2012
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	14,434,970	21.75	15,233,281	$19.32	14,453,913	$18.22
Options granted	3,320,553	26.52	2,957,623	27.09	3,188,160	20.42
Less:
Options exercised	(3,122,427)	19.44	(3,490,495)	15.65	(1,852,245)	11.94
Options canceled or expired	(394,913)	24.30	(265,439)	22.26	(556,547)	21.48

Options outstanding at end of year	14,238,183	23.30	14,434,970	21.75	15,233,281	19.32

Options exercisable at end of year	7,149,155	21.90	7,480,472	20.51	8,397,678	18.01
Options vested and expected to vest	13,374,736	23.12	13,543,852	21.58	14,514,637	19.28
Weighted average fair value of options granted during the year		10.04		9.87		7.47

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

The following table summarizes information about stock options outstanding at June 30, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2014	Weighted average exercise price
$5.89 - 19.47	4,750,203	5.85	$17.20	3,103,525	$16.44
20.01 - 26.49	5,531,296	6.55	25.03	2,064,390	23.14
26.84 - 30.34	3,929,684	7.09	28.16	1,975,740	29.17
30.53 - 37.73	27,000	7.18	34.05	5,500	31.11

	14,238,183	6.47		7,149,155	21.90

Options exercisable at June 30, 2014 had a weighted average remaining contractual life of 5.56 years.

Share-based compensation expense recognized and included in the consolidated statements of comprehensive income for the fiscal years ended June 30, 2014, 2013 and 2012 was as follows:

	Years Ended June 30,
(In thousands)	2014	2013	2012
Cost of molecular diagnostic testing	$833	$1,030	$1,158
Cost of pharmaceutical and clinical services	317	219	85
Research and development expense	5,429	3,246	3,350
Selling, general, and administrative expense	27,418	22,117	21,682

Total share-based compensation expense	$33,997	$26,612	$26,275

Total stock-based compensation for the year ended June 30, 2014 included $0.2 million, $2.0 million and $4.7 million in cost of molecular diagnostic testing, research and development and selling, general and administrative expenses, respectively, related to the acceleration of unvested stock options in connection with the acquisition of Crescendo which closed in February 2014 (see Note 12).

The Company has unrecognized share-based compensation cost related to share-based compensation granted under its current plans. The estimated unrecognized share-based compensation cost and related weighted average recognition period, aggregate intrinsic value of options outstanding, and aggregate intrinsic value of options that are fully vested is as follows:

(In thousands)	As of June 30, 2014
Unrecognized share-based compensation cost	$41,728
Aggregate intrinsic value of options outstanding	$222,451
Aggregate intrinsic value of options fully vested	$121,659

The estimated unrecognized share-based compensation cost will be recognized over a weighted-average period of 2.3 years.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

The total intrinsic value of options exercised during 2014, 2013 and 2012 was as follows:

	Years Ended June 30,
(In thousands)	2014	2013	2012
Total intrinsic value of options exercised	$49,379	$51,785	$21,575

The Company had an Employee Stock Purchase Plan that was approved by shareholders in 1995 (the “1995 Purchase Plan”), and subsequently amended, under which 2,000,000 shares of common stock had been authorized. As of December 5, 2012, a total of 1,990,000 shares of common stock had been issued under the 1995 Purchase Plan when it was terminated. On December 5, 2012, following shareholder approval, the Company adopted the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”), under which 2,000,000 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. At June 30, 2014, a total of 169,000 shares of common stock had been purchased under the 2012 Plan. Shares purchased under and compensation expense associated with the 1995 and 2012 Plans for the years reported are as follows:

	Years Ended June 30,
(In thousands)	2014	2013	2012
Shares purchased under the Plans	169	149	161
Plan compensation expense	$1,317	$885	$892

The fair value of shares issued under the Plan that was in effect for each period reported was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2014	2013	2012
Risk-free interest rate	0.1%	0.1%	0.1%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	56%	37%	30%

(7)	Stockholders’ Equity

Stock Repurchase Program

The Company previously announced the following stock repurchase programs for its common stock:

Date Authorized	Amount Authorized	Date Completed
May 2010	$100,000,000	August 2010
August 2010	$100,000,000	February 2011
March 2011	$100,000,000	September 2011
August 2011	$200,000,000	January 2013
February 2013	$200,000,000	November 2013
November 2013	$300,000,000	ongoing

Total:	$1,000,000,000

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

In November 2013, the Company completed its fifth share repurchase program, which authorized the repurchase of up to $200 million of the Company’s common stock. From July 2013 through November 2013, the Company repurchased $153 million worth of shares under this program. In November 2013, the Company’s Board of Directors authorized a sixth share repurchase program of $300 million of the Company’s outstanding common stock. The Company plans to repurchase the $300 million of its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of June 30, 2014, the Company has repurchased $134 million of shares under the current $300 million share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended June 30, 2014, 2013 and 2012 were as follows:

	Year ended June 30,
(In thousands)	2014	2013	2012
Shares purchased and retired	10,373	5,632	5,688
Common stock and additional paid-in-capital reductions	$82,617	$42,679	$42,262
Charges to retained earnings	$205,086	$103,589	$86,205

(8)	Income Taxes

Income tax expense consists of the following:

	Year ended June 30,
(In thousands)	2014	2013	2012
Current:
Federal	$97,442	$80,333	$67,492
State	3,541	6,021	4,647

Total Current	100,983	86,354	72,139

Deferred:
Federal	(666)	660	(2,192)
State	746	(431)	2,326
Foreign	(2,865)	(2,051)	(1,735)
Change in valuation allowance	3,442	1,605	1,851

Total Deferred	657	(217)	250

Total income tax expense	$101,640	$86,137	$72,389

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

Income (loss) before income taxes consists of the following:

	Year ended June 30,
(In thousands)	2014	2013	2012
United States	$292,081	$243,556	$189,702
Foreign	(14,216)	(10,280)	(5,162)

	277,865	233,276	184,540

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of comprehensive income were as follows:

	Year ended June 30,
	2014	2013	2012
Federal income tax expense at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	1.7	2.7
Research and development credits, net of the federal tax on state credits	(0.2)	(1.0)	(1.3)
Uncertain tax positions, net of federal benefit on state positions	(0.1)	0.2	0.2
Incentive stock option and employee stock purchase plan expense	(0.3)	(0.5)	1.0
Change in valuation allowance	1.2	0.7	1.0
Basis difference, disposition of foreign subsidiary	(1.9)	0.0	0.0
Other, net	1.3	0.8	0.6

	36.6%	36.9%	39.2%

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following at June 30, 2014 and 2013:

	Year ended June 30,
(In thousands)	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$76,986	$8,336
Property, plant and equipment	2,947	3,103
Accrued vacation	1,551	1,269
Allowance for doubtful accounts	3,285	2,771
Stock compensation expense	25,952	21,135
Capital loss carryover	0	1,424
Research and development credits	11,207	5,367
Uncertain state tax positions	555	1,247
Other, net	312	643

Total gross deferred tax assets	122,795	45,295
Less valuation allowance	(41,420)	(8,218)

Total deferred tax assets	81,375	37,077

Deferred tax liabilities:
Intangible assets	71,750	438

Total deferred tax liabilities	71,750	438

Net deferred tax assets	9,625	36,639

Current net deferred tax asset	6,386	8,007
Long term net deferred tax asset	3,239	28,632

Net deferred tax asset	$9,625	$36,639

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

On February 28, 2104, the Company completed the acquisition of privately-held Crescendo Bioscience, Inc. See Note 12. The Company’s allocation of the purchase consideration included deferred tax assets and liabilities to reflect the difference between financial statement and tax basis of assets and liabilities. Due to the limitations of Internal Revenue Code Sections 382 and 383 related to ownership changes, a significant portion of Crescendo’s deferred tax assets related to net operating losses and research credits are estimated to expire un-utilized. A valuation allowance was established to reflect the estimated expiration of those deferred tax assets. In addition, ASC guidance requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In accordance with those guidelines, the Company established a liability for unrecognized tax benefits. The components of deferred tax assets, deferred tax liabilities, and the liability for unrecognized tax benefits that were included in the allocation of Crescendo’s purchase consideration are as follows:

(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$70,048
Research and development credits	5,815
Other, net	312

Total gross deferred tax assets	76,175
Less valuation allowance	(29,760)

Total deferred tax assets	46,415

Deferred tax liabilities:
Intangible assets	72,005
Stock compensation expense	4,443

Total deferred tax liabilities	76,448

Net deferred tax liability	30,033

Liability for unrecognized tax benefits	$14,180

Due to sustained positive operating performance and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of the majority of its deferred income tax assets will be realized. However, for certain deferred tax assets, a valuation allowance has been established. For the years ended June 30, 2014 and 2013, the Company’s valuation allowance increased by $33,202,000 and $1,605,000, respectively. The increase for the year ended June 30, 2014 consisted of $29,760,000 related to the acquisition of Crescendo and $3,442,000 primarily due to foreign net operating losses, for which the Company concluded it was more likely than not that the benefits of the losses will not be realized. The increase in the year ended June 30, 2013 was primarily due to foreign net operating losses, for which the Company concluded it was more likely than not that the benefits of the losses will not be realized.

For the years ended June 30, 2014 and 2013, the Company realized $7,122,000 and $7,888,000, respectively, of excess tax benefits from stock-based compensation as a reduction of taxes payable. Excess tax benefits from stock based compensation are credited directly to additional paid-in-capital. The Company has adopted the with-and-without tax allocation approach for excess tax benefits, which results in the windfall tax benefits being utilized last after considering all other tax attributes available to the Company.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

At June 30, 2014, the Company had the following net operating loss and research credit carryforwards, with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated.

(In thousands)	Amount	Subject to sections 382, 383	Expires beginning in year	through
Carryforwards
Federal net operating loss	$164,504	Yes	2027	2033
Utah net operating loss	229,900	No	2015	2024
California net operating loss	155,834	Yes	2016	2033
Oklahoma net operating loss	14,142	Yes	2023	2033
Foreign net operating losses (various jurisdictions)	27,183	No	Various	Various
Federal research credit	3,250	Yes	2025	2032
Utah research credit	8,296	No	2021	2028
California research credit	2,565	Yes	n/a	n/a

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

The Company’s deferred tax asset for the Utah net operating loss ‘excess tax benefits’ attributable to periods prior to the adoption of the standard is approximately $3,008,000 and is offset by a full valuation allowance at June 30, 2014. If the ‘excess tax benefits’ are recognized as additional paid-in-capital in future years, the corresponding valuation allowance will be reversed. At June 30, 2014, the Company also has a valuation allowance of $3,786,000 offsetting its foreign net operating loss carryforwards.

The Company incurred a taxable loss of $15,200,000 on the disposition of Psynova, a U.K. corporation, during the fiscal year. The Company’s tax basis in the stock of this subsidiary exceeded its accounting basis. According to ASC guidance, no deferred tax asset is recorded on outside basis differences in a foreign subsidiary when the tax basis exceeds the book basis. Due to the fact that a deferred tax asset had not been previously recorded, the loss on disposition reduces the Company’s effective tax rate and, accordingly, is reflected in the effective rate reconciliation.

Consistent with the indefinite reversal criteria of ASC 740-30-25-17, the Company intends to invest undistributed earnings of its foreign subsidiaries indefinitely. However, due to the cumulative losses that have been incurred to date in its foreign operations, the amount of unrecorded deferred liability due to the indefinite reversal criteria at June 30, 2014 is $0.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

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

	Year ended June 30,
(In thousands)	2014	2013	2012
Unrecognized tax benefits at the beginning of year	$10,918	$10,208	$9,648
Gross increases—current year tax positions	1,785	710	560
Gross increases—prior year tax positions	350	—	—
Gross increases—acquisitions	14,180
Gross decreases—prior year tax positions	(2,995)

Unrecognized tax benefits at end of year	$24,238	$10,918	$10,208

Interest and penalties in year-end balance	$620	$270	$—

Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations. The years ended June 30, 2011 through June 30, 2014 remain subject to examination at June 30, 2014. The Company’s New York State income tax returns for the years ended June 30, 2011, 2012 and 2013 were under examination by the New York State Department of Taxation and Finance. The audit was settled during the year ended June 30, 2014. All amounts due resulting from the New York audit have been paid and are reflected in the current income tax provision. The Company’s New Jersey State income tax returns for the years ended June 30, 2007 through 2013 are currently under examination by the New Jersey State Department of Taxation and Finance. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The Company’s U.S. federal tax return, U.K. income tax return and all other state tax returns are not currently under examination.

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

	Years ended June 30,
(In thousands)	2014	2013	2012
Deferred savings plan Company contributions	$4,430	$3,450	$2,955

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

(10)	Segment and Related Information

The Company’s business units have been aggregated into three reportable segments: (i) research, (ii) molecular diagnostics and (iii) pharmaceutical and clinical services, formerly called companion diagnostics. The research segment is focused on the discovery of genes, biomarkers and proteins related to major common diseases and includes corporate services such as finance, human resources, legal, and information technology. The molecular diagnostics segment provides testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The business of Crescendo acquired in February 2014 is included as part of the molecular diagnostic segment. The pharmaceutical and clinical services segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates segment performance based on income (loss) before interest income and other income and expense.

(In thousands)	Research	Molecular diagnostics	Pharmaceutical & clinical services	Total
Year ended June 30, 2014:
Revenues	$—	$748,198	$30,018	$778,216
Depreciation and amortization	2,001	9,887	1,931	13,819
Segment operating income (loss)	(64,981)	338,020	1,403	274,442
Year ended June 30, 2013:
Revenues	$—	$582,392	$30,773	$613,165
Depreciation and amortization	2,182	4,974	1,733	8,889
Segment operating income (loss)	(56,428)	291,509	(7,079)	228,002
Year ended June 30, 2012:
Revenues	$—	$472,390	$23,615	$496,005
Depreciation and amortization	2,021	5,395	1,653	9,069
Segment operating income (loss)	(49,231)	237,737	(8,188)	180,318

	Years Ended June 30,
(In thousands)	2014	2013	2012
Total operating income for reportable segments	$274,442	$228,002	$180,318
Unallocated amounts:
Interest income	5,397	5,497	4,629
Other	(1,974)	(223)	(407)

Income from operations before income taxes	277,865	233,276	184,540

Income tax provision	101,640	86,137	72,389

Net income	$176,225	$147,139	$112,151

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

The following table sets forth a comparison of balance sheet assets by operating segment:

(In thousands)	June 30,
	2014	2013
Net equipment and leasehold improvements:
Research	$8,199	$8,590
Molecular diagnostics	24,316	15,769
Pharmaceutical and clinical services	2,079	3,243

Total	$34,594	$27,602

Total Assets:
Research	$67,999	$82,517
Molecular diagnostics	409,795	110,329
Pharmaceutical and clinical services	75,434	79,911

Total	$553,228	$272,757

The following table reconciles assets by operating segment to total assets:

	June 30,
(In thousands)	2014	2013
Total assets by segment	$553,228	$272,757
Cash, cash equivalents, and marketable investment securities (1)	270,586	531,064

Total	$823,814	$803,821

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The majority of the Company’s revenues were derived from the sale of molecular diagnostic tests in the United States. There were no customers that accounted for greater than 10% of revenue in the years ended June 30, 2014, 2013 and 2012.

Of the Company’s $169.2 million goodwill balance at June 30, 2014, $112.3 million related to Crescendo which is included in the molecular diagnostics segment and $56.9 million related to Myriad RBM which is included in the pharmaceutical and clinical services segment. Additionally, the majority of the Company’s long-lived assets are located in the United States.

(11)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2014, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

As of June 30, 2014, Crescendo Bioscience, Inc. has approximately three years remaining under an unconditional purchase obligation with a vendor to purchase goods and services used in the Company’s diagnostic processes. The agreement specifies certain minimum quantities and pricing terms.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

In addition to the minimum quantities and pricing terms, the Company may also make additional purchase commitments of anticipated purchases based upon forecasted needs which are not included in the unconditional purchase obligation amounts below.

As of June 30, 2014, the remaining obligations under this agreement were as follows (in thousands):

Amount
Fiscal year ending:
2015	$10,863
2016	21,262
2017	12,142

Total unconditional purchase obligation	$44,267

(12)	Acquisitions

Crescendo Bioscience, Inc.

On February 28, 2014, the Company completed the acquisition of privately-held Crescendo Bioscience, Inc. (“Crescendo”), pursuant to an Amended and Restated Agreement and Plan of Merger, dated February 2, 2014 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Myriad acquired Crescendo for total consideration of $259 million as detailed below, by means of a reverse triangular merger in which Crescendo survived the merger as the surviving corporation and a wholly-owned subsidiary of Myriad. The surviving corporation operates under the name Crescendo Bioscience, Inc.

The following table reconciles consideration transferred to the total cash paid to acquire Crescendo:

(In thousands)
Total consideration transferred	$258,950
Share-based compensation to Crescendo employees	6,929
Change of control payments to Crescendo employees	5,695
Offset: Non-cash fair value purchase option	(8,000)

Total cash paid	$263,574

The total consideration of $259 million consisted of (i) $225.1 million in cash, (ii) $25.9 million in elimination of intercompany balances related to accrued interest and the term loan the Company issued to Crescendo on September 8, 2011, and (iii) $8 million related to the fair value of the purchase option granted to the Company on September 8, 2011 by Crescendo through a definitive merger agreement (“Option Agreement”) entered into in association with the term note. Of the cash consideration, $20 million was deposited into an escrow account to fund (i) any post-closing adjustments payable to Myriad based upon differences between the estimated working capital and the actual working capital of Crescendo at closing, and (ii) any indemnification claims made by Myriad against Crescendo, for a period of time, based upon the completion of an audit of Crescendo’s financial statements, of no fewer than twelve nor more than fifteen months following closing.

Of the total cash paid, $6.9 million was accounted for as share-based compensation expense resulting from the accelerated vesting of employee options immediately prior to the acquisition and $5.7 million was

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

accounted for as change of control bonuses paid to Crescendo employees and directors. The Company recognized the share-based compensation expense and change of control bonuses in post-acquisition Condensed Consolidated Statements of Income for the year ended June 30, 2014.

Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. The Company believes that the acquisition of Crescendo facilitates the Company’s entry into the high growth autoimmune market, diversifies its product revenue and enhances its strength in protein-based diagnostics. These factors contributed to consideration transferred in excess of the fair value of Crescendo’s net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction. Management estimated the fair values of tangible and intangible asset and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants.

The Company’s allocation of consideration transferred for Crescendo is as follows (in thousands):

(In thousands)	Estimated Fair Value
Other assets acquired	$15,826
Intangible assets	196,600
Goodwill	112,331

Total assets acquired	324,757

Deferred tax liability	44,213
Other liabilities assumed	21,594

Total net assets acquired	$258,950

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of developed technology which had an estimated fair value of $165.4 million and a laboratory database with an estimated fair value of $31.2 million. The fair values of the assets were determined using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 19% which is based on the estimated internal rate of return for the acquisition and represents the rate that market participants might use to value the intangible assets. The projected cash flows were based on key assumptions such as: estimates of revenues and operating profits; the time and resources need to recreate databases and product and commercial development and approval; the life of the commercialized product; and associated risks related to viability and product alternatives. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 18 years. This amortization is not deductible for income tax purposes.

Goodwill

The $112.3 million of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s research and commercial operations with Crescendo’s. This goodwill is not deductible for income tax purposes.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

Subsequent to the acquisition date, the Company completed a study on net operating loss tax limitations resulting in a reduction of deferred tax assets of $2.4 million that were previously recorded in conjunction with the acquisition of Crescendo. The Company determined that the adjustment related to facts and circumstances that existed at the acquisition date. As a result of this new information, the acquisition date net deferred tax liability was retrospectively increased by $2.4 million with a corresponding increase to goodwill. The adjustment did not impact the Company’s results from operations and is reflected above in the Company’s allocation of consideration transferred.

Share-Based Compensation

The share-based compensation expense recognized for the accelerated vesting of employee options immediately prior to the acquisition was reported in the Company’s Consolidated Statements of Comprehensive Income for the year ended June 30, 2014 as follows:

(In thousands)
Cost of molecular diagnostic testing	$185
Research and development expense	2,075
Selling, general, and administrative expense	4,669

Total share-based compensation	$6,929

Change of Control

The change of control expense recognized for bonuses paid to Crescendo employees and directors for completion of the acquisition with Myriad was reported in the Company’s Consolidated Statements of Comprehensive Income for the year ended June 30, 2014 as follows:

(In thousands)
Cost of molecular diagnostic testing	$238
Research and development expense	1,710
Selling, general, and administrative expense	3,747

Total change of control bonuses	$5,695

Both the share-based compensation and change of control expenses are one-time items and will not impact future reporting periods.

Other

The Company also recorded interest income related to accretion of the note receivable that was settled at the acquisition date, for the year ended June 30, 2014 of $4.5 million, respectively, in the Consolidated Statements of Comprehensive Income. From the date of acquisition through June 30, 2014, the Company recorded Crescendo revenue of approximately $14.0 million and a net loss from Crescendo of approximately $26.0 million that included non-recurring acquisition related charges of $12.6 million.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

Pro Forma Information

The unaudited pro-forma results presented below include the effects of the Crescendo acquisition as if it had been consummated as of July 1, 2012, with adjustments to give effect to pro forma events that are directly attributable to the acquisition which includes adjustments related to the amortization of acquired intangible assets, interest income and expense, stock-based compensation expense, and depreciation. The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the consolidation of Crescendo. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations and are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of July 1, 2012.

(In thousands)
	June 30,
	2014	2013
Revenue	$807,509	$619,835
Income from operations	252,634	177,998
Net income	$155,924	$108,024

Net income per share, basic	$2.06	$1.33
Net income per share, diluted	$1.99	$1.30

(13)	Term Loan

On September 8, 2011, the Company issued a $25 million term loan to Crescendo. Under the Loan Agreement, the Company loaned Crescendo $25 million for a term of six years, with the principal due upon maturity. Interest accrued at 6% per year and is due annually. During the fiscal quarter ended September 30, 2012, the Loan Agreement was amended to increase the stated interest rate from 6% to 7% per year. On February 28, 2014, $25.9 million that represented the loan and interest outstanding was settled as an offset against the cash paid for the Crescendo acquisition.

(14)	Cost Basis Investment

In April 2013, the Company acquired approximately 28 million shares of Series E preferred stock of RainDance Technologies, Inc. (“RainDance”) of Lexington, Massachusetts, for $5 million. RainDance provides high-throughput picodroplet-based technology that can encapsulate a single molecule, cell or reaction and be digitally analyzed and sorted one at a time. The Series E shares purchased by the Company represented less than 5% of the total shares outstanding of RainDance’s capital stock. Subsequent to the investment the Company evaluated its relationship with RainDance and determined it did not have significant influence over the operations of RainDance. The Company’s investment in RainDance has been recorded under the cost method as an “Other Asset” on the Company’s consolidated balance sheet. The Company will periodically evaluate the investment for impairment. No impairment indicators were noted at June 30, 2014.

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2014, 2013, and 2012

(In thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Addition due to acquisition of Crescendo	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2014	$7,500	$39,235	868	($38,635)	$8,968
Year ended June 30, 2013	$4,600	$33,294	—	($30,394)	$7,500
Year ended June 30, 2012	$3,700	$24,742	—	($23,842)	$4,600

(1)	Represents amounts written off against the allowance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

2.1	Amended and Restated Agreement and Plan of Merger dated as of February 2, 2014, by and among the Registrant, Myriad Crescendo, Inc., Crescendo Bioscience, Inc. and MDV IX, L.P.**		8-K (Exhibit 2.1)	02/04/14	000-26642

3.1	Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	08/15/11	000-26642

3.2	Restated By-Laws		8-K (Exhibit 3.1)	02/28/11	000-26642

4.1	Specimen common stock certificate		10-K (Exhibit 4.1)	08/15/11	000-26642
Lease Agreements

10.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642

10.2	Amendment to Lease Agreement, dated March 29, 1996 between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.3)	11/08/96	000-26642

10.3	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642

10.4	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Foothill Associates, Ltd.		10-Q (Exhibit 10.1)	11/12/98	000-26642

10.5	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Research Park Associates VI, L.C.		10-Q (Exhibit 10.2)	11/12/98	000-26642

10.6	Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust), dated June 24, 1998, between the Registrant and Wells Fargo Bank, National Association		10-Q (Exhibit 10.3)	11/12/98	000-26642

10.7	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.8		Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.2)	05/15/01	000-26642

10.9		Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

10.10		Letter of Understanding regarding Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642

10.11	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642

	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642

10.12	.1	Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		8-K (Exhibit 10.2)	07/07/09	000-26642

	.2	Amendment No. 1, dated November 11, 2009, to Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		10-K (Exhibit 10.12.2)	08/12/10	000-26642

	.3	Amendment No. 2, dated February 19, 2010, to Sublease Agreement, dated June 30, 2009, between the Registrant and Myriad Pharmaceuticals, Inc.		10-K (Exhibit 10.12.3)	08/12/10	000-26642

Agreements with Respect to Collaborations, Licenses, Research and Development

10.13		Exclusive License Agreement, dated October 8, 1991, between the Registrant and the University of Utah Research Foundation, as amended (Breast Cancer—BRCA1)*		S-1 (Exhibit 10.13)	10/05/95	33-95970

10.14		Exclusive License Agreement, dated November 23, 1994, between the Registrant and the University of Utah Research Foundation (Breast Cancer—BRCA2)*		S-1 (Exhibit 10.17)	10/05/95	33-95970

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.15		Exclusive License Agreement, dated March 15, 1995, between the Registrant and the Hospital for Sick Children*		10-Q (Exhibit 10.1)	11/01/07	000-26642

10.16		Exclusive License Agreement, dated January 6, 1995, between the Registrant and Endorecherche*		10-Q (Exhibit 10.2)	11/01/07	000-26642

10.17		Exclusive License Agreement, dated March 13, 1996, between the Registrant and The Trustees of the University of Pennsylvania*		10-Q (Exhibit 10.3)	11/01/07	000-26642

Agreements with Executive Officers and Directors

10.18		Employment Agreement, dated May 15, 1993, between the Registrant, Myriad Genetic Laboratories, Inc. and Peter D. Meldrum+		S-1 (Exhibit 10.3)	10/05/95	33-95970

10.19		Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and James S. Evans dated March 3,1995+		8-K (Exhibit 10.1)	11/06/07	000-26642

10.20		Employment Agreement, dated November 5, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Richard M. Marsh+		10-K (Exhibit 10.27)	08/25/09	000-26642

10.21		Employment Agreement, dated October 1, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Mark. C. Capone+		10-K (Exhibit 10.28)	08/25/09	000-26642

10.22		Employment Agreement, dated September 2, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Jerry S. Lanchbury, Ph.D.+		10-K (Exhibit 10.22)	08/15/2011	000-26642

10.23	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642

	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642

10.24		Executive Retention Agreement, dated November 17, 2006, between the Registrant and Mark. C. Capone+		10-Q (Exhibit 10.1)	02/06/07	000-26642

10.25		Non-Employee Director Compensation Policy+		10-Q (Exhibit 10.1)	11/02/11	000-26642

10.26		Form of director and executive officer indemnification agreement		10-K (Exhibit 10.34)	08/25/09	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

Equity Compensation Plans

10.27	.1	2002 Amended and Restated Employee, Director and Consultant Stock Option Plan (the “2002 Plan”)+		10-K (Exhibit 10.1)	09/27/02	000-26642

	.2	Form of Incentive Stock Option Agreement under the 2002 Plan+		10-Q (Exhibit 10.9)	11/01/07	000-26642

	.3	Form of Non-Qualified Stock Option Agreement under the 2002 Plan+		10-Q (Exhibit 10.10)	11/01/07	000-26642

10.28	.1	2003 Employee, Director and Consultant Stock Option Plan, as amended (the “2003 Plan”)+		10-Q (Exhibit 10.1)	02/3/10	000-26642

	.2	Form of Incentive Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.7)	11/01/07	000-26642

	.3	Form of Non-Qualified Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.8)	11/01/07	000-26642

10.29	.1	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”)+		8-K (Exhibit 10.1)	12/06/13	000-26642

	.2	Form of Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.3)	02/01/11	000-26642

	.3	Form of Director Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.4)	02/01/11	000-26642

10.30		2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.2)	12/07/12	000-26642

10.31		2013 Executive Incentive Plan+		8-K (Exhibit 10.3)	12/07/12	000-26642

Other

21.1		List of Subsidiaries of the Registrant	X

23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

101	The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in XBRL (Xtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

(+)	Management contract or compensatory plan arrangement.
(@)	The agreements with all executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(**)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of any such schedules or exhibits to the U.S. Securities and Exchange Commission upon request.