Form 10-Q
period 2014-09-30
MYRIAD GENETICS INC
filed 2014-11-05
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014 the registrant had 72,985,326 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$69,803	$64,821
Restricted cash	22,674	—
Marketable investment securities	89,807	121,641
Prepaid expenses	9,419	6,921
Inventory	24,775	23,919
Trade accounts receivable, less allowance for doubtful accounts of $8,382 at September 30, 2014 and $8,968 at June 30, 2014	75,717	81,297
Deferred taxes	13,229	6,445
Prepaid taxes	18,698	13,609
Other receivables	11,244	3,770

Total current assets	335,366	322,423

Equipment and leasehold improvements:
Equipment	89,748	80,685
Leasehold improvements	18,840	18,922

	108,588	99,607
Less accumulated depreciation	65,164	65,013

Net equipment and leasehold improvements	43,424	34,594

Long-term marketable investment securities	54,073	84,124
Long-term deferred taxes	—	3,180
Other assets	5,000	5,000
Intangibles, net	201,962	205,312
Goodwill	169,181	169,181

Total assets	$809,006	$823,814

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,728	$23,078
Accrued liabilities	40,654	56,410
Deferred revenue	1,343	1,090

Total current liabilities	67,725	80,578

Long-term deferred taxes	4,617	—
Unrecognized tax benefits	24,514	24,238

Total liabilities	96,856	104,816

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding no shares	—	—
Common stock, $0.01 par value, authorized 150,000 shares at September 30, 2014 and June 30, 2014, issued and outstanding 72,985 at September 30, 2014 and 73,497 at June 30, 2014	729	735
Additional paid-in capital	731,238	717,774
Accumulated other comprehensive loss	(2,368)	(1,515)
Accumulated (deficit)/retained earnings	(17,449)	2,004

Total stockholders’ equity	712,150	718,998

Total liabilities and stockholders’ equity	$809,006	$823,814

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	September 30,
(In thousands, except per share amounts)	2014	2013
Molecular diagnostic testing	$164,507	$192,987
Pharmaceutical and clinical services	4,330	9,480

Total revenue	168,837	202,467
Costs and expenses:
Cost of molecular diagnostic testing	32,797	21,439
Cost of pharmaceutical and clinical services	2,068	4,042
Research and development expense	22,612	16,803
Selling, general, and administrative expense	85,440	77,279

Total costs and expenses	142,917	119,563

Operating income	25,920	82,904
Other income (expense):
Interest income	55	1,362
Other	(98)	(439)

Total other income (expense)	(43)	923
Income before income taxes	25,877	83,827
Income tax provision	9,895	28,362

Net income	$15,982	$55,465

Earnings per share:
Basic	$0.22	$0.70
Diluted	$0.21	$0.68
Weighted average shares outstanding
Basic	72,763	79,575
Diluted	76,086	81,798
Comprehensive income:
Net income	$15,982	$55,465
Unrealized gain (loss) on available-for-sale securities, net of tax	(132)	285
Change in foreign currency translation adjustment, net of tax	(721)	504

Comprehensive income	$15,129	$56,254

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$15,982	$55,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,954	2,372
Loss on disposition of assets	69	40
Share-based compensation expense	6,880	6,935
Bad debt expense	7,101	11,494
Accreted interest on note receivable	—	(666)
Unrecognized tax benefits	276	1,638
Excess tax benefit from share-based compensation	(1,676)	(14)
Deferred income taxes	2,689	(588)
Changes in operating assets and liabilities:
Prepaid expenses	(2,498)	1,106
Trade accounts receivable	(1,521)	(3,379)
Other receivables	(7,474)	1,558
Prepaid taxes	(5,089)	—
Inventory	(856)	—
Accounts payable	2,650	613
Accrued liabilities	(15,759)	15,056
Deferred revenue	253	(1,148)

Net cash provided by operating activities	6,981	90,482

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(11,502)	(5,265)
Restricted cash	(22,674)	—
Purchases of marketable investment securities	(5,869)	(60,142)
Proceeds from maturities and sales of marketable investment securities	67,621	56,846

Net cash provided by (used in) investing activities	27,576	(8,561)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	15,099	791
Excess tax benefit from share-based compensation	1,676	14
Repurchase and retirement of common stock	(45,629)	(102,316)

Net cash used in financing activities	(28,854)	(101,511)

Effect of foreign exchange rates on cash and cash equivalents	(721)	504
Net increase (decrease) in cash and cash equivalents	4,982	(19,086)
Cash and cash equivalents at beginning of period	64,821	104,073

Cash and cash equivalents at end of period	$69,803	$84,987

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Operating results for the three months ended September 30, 2014 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the three months ended September 30, 2013, a reclassification from proceeds from maturities and sales of marketable securities was made to the effect of foreign exchange rates on cash and cash equivalents in the condensed consolidated statement of cash flows to conform to current-year presentation.

Subsequent to the filing of the financial statements in the Company’s Form 10-Q as of and for the three months ended September 30, 2013, the Company identified an immaterial clerical error in the other comprehensive income items included in the condensed consolidated statements of income and comprehensive income. As a result, the items of other comprehensive income were presented as losses rather than gains, and comprehensive income for the three months ended September 30, 2013 was understated. No subsequent filings were impacted. The clerical error has been corrected in the current filing by appropriately reporting the items as gains. The clerical error was not considered material to the condensed consolidated statement of income and comprehensive income and had no effect on any other items on the condensed consolidated statements of income and comprehensive income, including net income and earnings per share. The error also had no effect on the condensed consolidated balance sheet or condensed consolidated statement of cash flows as of and for the three months ended September 30, 2013.

(2)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2014 and June 30, 2014 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
(In thousands)	cost	gains	losses	fair value
At September 30, 2014:
Cash and cash equivalents:
Cash	$63,238	$—	$—	$63,238
Cash equivalents	6,565	—	—	6,565
Restricted cash	22,674	—	—	22,674

Total cash , cash equivalents and restricted cash	92,477	—	—	92,477

Available-for-sale securities:
Corporate bonds and notes	43,157	21	(18)	43,160
Municipal bonds	85,412	225	(3)	85,634
Federal agency issues	15,081	8	(3)	15,086

Total available-for-sale securities	143,650	254	(24)	143,880

Total cash, cash equivalents and available-for-sale securities	$236,127	$254	$(24)	$236,357

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
(In thousands)	cost	gains	losses	fair value
At June 30, 2014:
Cash and cash equivalents:
Cash	$45,181	$—	$—	$45,181
Cash equivalents	19,639	1	—	19,640

Total cash and cash equivalents	64,820	1	—	64,821

Available-for-sale securities:
Corporate bonds and notes	44,449	36	(11)	44,474
Municipal bonds	137,821	334	(3)	138,152
Federal agency issues	23,134	12	(7)	23,139

Total available-for-sale securities	205,404	382	(21)	205,765

Total cash, cash equivalents and available-for-sale securities	$270,224	$383	$(21)	$270,586

Cash, cash equivalents, restricted cash, and maturities of debt securities classified as available-for-sale securities are as follows at September 30, 2014:

	Amortized	Estimated
(In thousands)	cost	fair value
Cash	$63,238	$63,238
Cash equivalents	6,565	6,565
Restricted cash	22,674	22,674
Available-for-sale:
Due within one year	89,722	89,807
Due after one year through five years	53,928	54,073
Due after five years	—	—

	$236,127	$236,357

The Company has restricted cash of $22.7 million at September 30, 2014. Restricted cash consists of a pledged account for a specific contractual arrangement and is subject to certain contingences that must be met in the future.

(3)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2013, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 3,500,000. At September 30, 2014, 1,674,800 shares were available for issuance. In addition, as of September 30, 2014, the Company may grant up to 4,638,636 additional shares under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Stock options granted under the plan prior to December 5, 2012 generally vest ratably over four years and expire ten years from the grant date. Stock options granted after December 5, 2012 generally vest ratably over four years and expire eight years from the grant date. The exercise price of options granted is equivalent to the fair market value of the stock on the grant date. In September 2014, the Company began issuing restricted stock units (“RSUs”) which vest ratably over four years on the anniversary date of the grant in lieu of stock options. The number of shares subject to these awards will be based on one-third of the number of stock options that would have been granted in order to reduce the dilutive impact to shareholders. Certain executive officers have additional financial performance metrics that must be met for vesting to occur.

Stock Options

A summary of the stock option activity under the Company’s plans for the three months ended September 30, 2014 is as follows:

		Weighted
	Number	average
	of	exercise
	shares	price
Options outstanding at June 30, 2014	14,238,603	$23.30
Options granted	1,000	37.17
Less:
Options exercised	705,944	21.39
Options canceled or expired	83,785	24.41

Options outstanding at September 30, 2014	13,449,874	$23.39

As of September 30, 2014, options to purchase 8,600,742 shares were vested and exercisable at a weighted average price of $22.39.

As of September 30, 2014, there was $36.0 million of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 2.10 years.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the three months ended September 30, 2014 is as follows:

	Number	Weighted
	of	average grant
	shares	date fair value
RSUs outstanding at June 30, 2014	—	$—
RSUs granted	1,085,733	38.12
Less:
RSUs vested	—	—
RSUs canceled	3,200	38.12

RSUs outstanding at September 30, 2014	1,082,533	$38.12

The grant date fair value of an RSU equals the closing price of our common stock on the grant date. The weighted average grant date fair value for the three months ended September 30, 2014 is $38.12. As of September 30, 2014, no RSUs were vested.

As of September 30, 2014, there was $33.6 million of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 3.27 years. This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2,000,000 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. As of September 30, 2014, approximately 236,000 shares of common stock have been issued under the 2012 Purchase Plan and approximately 1,764,000 were available for issuance.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended
	September 30,
(In thousands)	2014	2013
Cost of molecular diagnostic testing	$198	$223
Cost of pharmaceutical and clinical services	160	62
Research and development expense	764	782
Selling, general, and administrative expense	5,758	5,868

Total share-based compensation expense	$6,880	$6,935

(4)	Stockholders’ Equity

Share Repurchase Program

In November 2013, the Company’s Board of Directors authorized a share repurchase program of $300 million of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of September 30, 2014, approximately $120 million remained available for repurchases under the current program. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to retained earnings. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to retained earnings for the repurchases for the three months ended September 30, 2014 and 2013 were as follows:

	Three months ended
	September 30,
(In thousands)	2014	2013
Shares purchased and retired	1,218	3,806
Common stock and additional paid-in-capital reductions	$10,196	$29,940
Charges to retained earnings	$35,433	$72,376

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including the dilutive effect of common stock equivalents outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three months ended
	September 30,
(In thousands )	2014	2013
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	72,763	79,575
Effect of dilutive common stock equivalents	3,323	2,223

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	76,086	81,798

Certain outstanding stock options and RSUs were excluded from the computation of diluted earnings per share for the three months ended September 30, 2014 and 2013 because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended
	September 30,
(In thousands)	2014	2013
Anti-dilutive options and RSUs excluded from EPS computation	184	5,351

(6)	Segment and Related Information

The Company’s business units have been aggregated into three reportable segments: (i) research, (ii) molecular diagnostics and (iii) pharmaceutical and clinical services. The research segment is focused on the discovery of genes, biomarkers and proteins related to major common diseases and includes corporate services such as finance, human resources, legal, and information technology. The molecular diagnostics segment provides testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The pharmaceutical and clinical services segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries. The Company evaluates segment performance based on results from operations before interest income and expense and other income and expense.

Segment revenue and operating income (loss) were as follows during the periods presented:

	Molecular	Pharmaceutical &
(In thousands)	diagnostics	clinical services	Research	Total
Three months ended September 30, 2014:
Revenue	$164,507	4,330	—	$168,837
Depreciation and amortization	4,978	449	527	5,954
Segment operating income (loss)	45,083	(1,782)	(17,381)	25,920
Three months ended September 30, 2013:
Revenue	$192,987	9,480	—	$202,467
Depreciation and amortization	1,362	500	510	2,372
Segment operating income (loss)	97,746	1,838	(16,680)	82,904

	Three months ended
	September 30,
(In thousands)	2014	2013
Total operating income for reportable segments	$25,920	$82,904
Interest income	55	1,362
Other	(98)	(439)
Income tax provision	9,895	28,362

Net income	$15,982	$55,465

(7)	Fair Value Measurements

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. The Company reviews, tests and validates this information. The following table sets forth the fair value of the financial assets that the Company re-measured on a regular basis:

(In thousands)	Level 1	Level 2	Level 3	Total
at September 30, 2014:
Money market funds (a)	$3,065	$—	$—	$3,065
Corporate bonds and notes	—	46,660	—	46,660
Municipal bonds	—	85,634	—	85,634
Federal agency issues	—	15,086	—	15,086

Total	$3,065	$147,380	$—	$150,445

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2014:
Money market funds (a)	$13,634	$—	$—	$13,634
Corporate bonds and notes	—	44,474	—	44,474
Municipal bonds	—	144,158	—	144,158
Federal agency issues	—	23,139	—	23,139

Total	$13,634	$211,771	$—	$225,405

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(8)	Income Taxes

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

Income tax expense for the three months ended September 30, 2014 was $9.9 million, or approximately 38% of pre-tax income, compared to $28.4 million, for the three months ended September 30, 2013, or approximately 34% of pre-tax income. Income tax expense for the three months ended September 30, 2014 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2015, adjusted by discrete items recognized during the period. For the three months ended September 30, 2014, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the effect of state income taxes and the impact from the exclusion of certain losses incurred from our international operations offset by the benefits realized from the timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations. The Company’s New Jersey State income tax returns for the years ended June 30, 2007 through 2013 are currently under examination by the New Jersey State Department of Taxation and Finance. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The Company’s U.S. federal tax return and other state tax returns are not currently under examination.

(9)	Acquisition

On February 28, 2014, the Company completed the acquisition of privately-held Crescendo Bioscience, Inc. (“Crescendo”), pursuant to an Amended and Restated Agreement and Plan of Merger, dated February 2, 2014 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Myriad acquired Crescendo for total consideration of $259.0 million.

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

Of the total cash paid, $6.9 million was accounted for as share-based compensation expense resulting from the accelerated vesting of employee options immediately prior to the acquisition and $5.7 million was accounted for as change of control bonuses paid to Crescendo employees and directors. The Company recognized the share-based compensation expense and change of control bonuses in post-acquisition consolidated statements of comprehensive income for the year ended June 30, 2014.

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

Pro Forma Information

The unaudited pro-forma results presented below include the effects of the Crescendo acquisition as if it had been consummated as of July 1, 2013, with adjustments to give effect to pro forma events that are directly attributable to the acquisition which includes adjustments related to the amortization of acquired intangible assets, interest income and expense, stock-based compensation expense, and depreciation. The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the consolidation of Crescendo. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations and are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of July 1, 2013.

	Three months ended
	September 30,
(In thousands)	2014	2013
Revenue	$168,837	$204,351
Income from operations	$25,920	$71,003
Net income	$15,982	$45,371
Net income per share, basic	$0.22	$0.57
Net income per share, diluted	$0.21	$0.55

(10)	Goodwill and Intangible Assets

Goodwill

At September 30, 2014, the Company had recorded goodwill of $169.2 million related to the acquisitions of Myriad RBM, Inc. on May 31, 2011 (formerly Rules-Based Medicine, Inc.) and Crescendo on February 28, 2014.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumlated
(In thousands)	Amount	Amortization	Net
September 30, 2014:
Purchased licenses and technologies	$199,100	$(7,781)	$191,319
Customer relationships	4,650	$(1,557)	3,093
Trademarks	3,000	$(250)	2,750

Total amortizable intangible assets	206,750	$(9,588)	197,162

In-process research and development	4,800	$—	4,800

Total non-amortizable intangible assets	4,800	$—	4,800

Total intangible assets	$211,550	$(9,588)	$201,962

	Gross
	Carrying	Accumlated
(In thousands)	Amount	Amortization	Net
June 30, 2014:
Purchased licenses and technologies	$201,100	$(6,597)	$194,503
Customer relationships	4,650	(1,441)	3,209
Trademarks	3,000	(200)	2,800

Total amortizable intangible assets	208,750	(8,238)	200,512

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$213,550	$(8,238)	$205,312

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended
	September 30,
(In thousands)	2014	2013
Amortization of intangible assets	$3,350	$244

(11)	Cost Basis Investment

As of September 30, 2014, the Company had a $5.0 million investment in RainDance Technologies, Inc., which has been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet. There were no events or circumstances that indicated that impairment exists; therefore, the Company recorded no impairment in the investment for the three months ended September 30, 2014.

(12)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of September 30, 2014, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading molecular diagnostic company dedicated to making a difference in patients’ lives through the discovery and commercialization of novel, transformative tests across major diseases. We believe in improving healthcare for patients by providing physicians with important information to address unmet medical needs. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. We believe that identifying these biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests.

Our goal is to provide physicians with critical information to better guide the healthcare management of their patients by addressing four major concerns a patient may have about their healthcare: (1) what is the likelihood of my getting a disease, (2) do I have a disease, (3) how aggressively should my disease be treated, and (4) which therapy will work best to treat my disease. We are developing new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), accurately diagnose disease (diagnostic medicine), identify a patient’s likelihood of responding to a particular therapy and assess if a patient will benefit from a particular therapy (personalized medicine), and assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow and expand our existing products and markets. Second, we are developing our business globally with an international direct sales force and through distributors. Finally, we are launching and intend to continue to launch new potentially transformative products across a diverse set of disease indications, complementing our current businesses in oncology, preventive care, urology, dermatology and rheumatology.

Products and Services

We offer thirteen commercial molecular diagnostic tests, consisting of seven predictive medicine tests, three prognostic medicine tests, two personalized medicine tests and one diagnostic medicine test. We market these tests in the United States through our own sales force of approximately 475 people. We have also established commercial laboratory operations in Munich, Germany and international headquarters in Zurich, Switzerland. We currently market our myRisk®, BRACAnalysis®, COLARIS®, COLARIS AP®, and Prolaris® and EndoPredict® products through our own sales force in Europe and Canada and have entered into distributor agreements with organizations in select Latin American, Middle Eastern, Asian and African countries.

Our thirteen commercial molecular diagnostic tests include:

•	BRACAnalysis®, our predictive medicine test for hereditary breast and ovarian cancer;

•	BARTTM, our predictive medicine test for detecting large genomic rearrangements involved in hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine test for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine test for hereditary colorectal cancer;

•	EndoPredict®, our prognostic medicine test for breast cancer;

•	MELARIS®, our predictive medicine test for hereditary melanoma;

•	Myriad myPathTM Melanoma (myPath), our diagnostic medicine test for diagnosis of melanoma;

•	Myriad myPlanTM Lung Cancer (myPlan), our prognostic medicine test for early stage lung cancer;

•	Myriad myRiskTM Hereditary Cancer (myRisk), our predictive medicine test for multiple hereditary cancers;

•	PANEXIA™, our predictive medicine test for pancreatic cancer;

•	PREZEON®, our personalized medicine test to assess PTEN status for drug response;

•	Prolaris®, our prognostic medicine test for prostate cancer; and

•	Vectra®DA, our personalized medicine test to assess rheumatoid arthritis disease activity.

Through Crescendo Bioscience, Inc. (“Crescendo”), our wholly owned subsidiary, we market Vectra DA, a blood test for rheumatoid arthritis disease management. Crescendo is also developing quantitative, objective, biology-based tests to provide rheumatologists with deeper clinical insights to help enable more effective management of patients with autoimmune and inflammatory diseases, such as psoriatic arthritis, ankylosing spondylitis, juvenile idiopathic arthritis and systemic lupus erythematosus.

Through our wholly owned subsidiary, Myriad RBM, Inc., we provide biomarker discovery and pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of clinical samples from both diseased and non-diseased populations against our extensive menu of protein biomarkers. By analyzing the data generated from these tests, we attempt to discover biomarker patterns that may be used to identify patients who would likely respond to a particular therapy. Myriad RBM has strategic collaborations with approximately 20 major pharmaceutical and biotechnology companies, which we believe, coupled with our industry-leading position in PARP inhibitor and PI3K inhibitor pharmaceutical and clinical services, creates a leading franchise in pharmaceutical and clinical services. In addition, our acquisition of Myriad RBM has provided us with access to samples from additional patient cohorts for new molecular diagnostic test development and clinical validation activities.

Use of Resources

During the three months ended September 30, 2014, we devoted our resources to supporting and growing our molecular diagnostic testing and pharmaceutical and clinical services businesses, as well as to the research and development of future molecular diagnostic and companion diagnostic candidates and pharmaceutical and clinical services. We have three reportable operating segments—research, molecular diagnostics and pharmaceutical and clinical services. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

For the three months ended September 30, 2014, we had net income of $16.0 million and diluted earnings per share of $0.21, compared to net income of $55.5 million and diluted earnings per share of $0.68 per share in the same period in the prior year. Net income and diluted earnings per share results for the three months ended September 30, 2014 included income tax expense of $9.9 million compared to $28.4 million for the same period in the prior year.

Share Repurchase Program

In November 2013, we announced that our board of directors had authorized us to repurchase an additional $300 million of our outstanding common stock increasing our total share repurchase authorization to $1 billion. During the three months ended September 30, 2014, we repurchased $45.6 million of our outstanding common stock. In connection with our stock repurchase program our board of directors authorized us to repurchase shares from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No significant changes to our accounting policies took place during the period. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our pharmaceutical and clinical services. Total revenue for the three months ended September 30, 2014 was $168.8 million, compared to $202.5 million for the same three months in the prior year. The 17% decrease in revenue is primarily due to increased work in progress and turnaround times associated with the transition of the hereditary cancer market to our myRisk test as well as the loss of the sample volumes of our BRACAnalysis test generated by celebrity publicity in the three months ended September 30, 2013 that did not continue into the first fiscal quarter ended September 30, 2014, and additional modest market-share loss due to competition. The decrease in hereditary cancer testing was offset by the addition of the VectraDA revenue from the acquisition of Crescendo. The 54% decrease in pharmaceutical and clinical services revenue was due to the completion of a large pharmaceutical project in the prior year as well as the timing of research projects with our pharmaceutical partners which can fluctuate from period to period. Revenues may continue to fluctuate from quarter to quarter as we transition from BRACAnalysis testing to myRisk and introduce new products.

Revenue of our molecular diagnostic tests and pharmaceutical and clinical services and revenue by product category as a percent of total revenue for the three months ended September 30, 2014 and 2013 were as follows:

	Three months ended
	September 30,			% of Total Revenue
(In thousands)	2014	2013	% Change	2014	2013
Molecular diagnostic testing revenue:
BRACAnalysis	$73,680	$149,579
myRisk	53,101	—
BART	12,362	24,772
Colaris & Colaris AP	11,424	14,338

Hereditary Cancer Testing	150,567	188,689	(20%)	89%	93%

VectraDA	10,579	—		6%	N/A
Other tests	3,361	4,298		2%	2%

Total molecular diagnostic testing revenue	164,507	192,987	(15%)	97%	95%

Pharmaceutical and clinical service revenue	4,330	9,480	(54%)	3%	5%

Total revenue	$168,837	$202,467	(17%)	100%	100%

Our molecular diagnostic sales force is focused on three major market segments, oncology, preventive care, and rheumatology. Oncology, preventive care and rheumatology revenue was 51%, 43% and 6% of total molecular diagnostic testing revenue, respectively, during the three months ended September 30, 2014. Sales of molecular diagnostic tests in each major market for the three months ended September 30, 2014 and 2013 were as follows:

	Three months ended
	September 30,
(In thousands)	2014	2013	% Change
Molecular diagnostic testing revenue:
Oncology	$84,003	$108,325	(22%)
Preventive care	69,925	84,662	(17%)
Rheumatology	10,579	—	100%

Total molecular diagnostic testing revenue	$164,507	$192,987	(15%)

The decline in the oncology and preventive care markets were impacted by the transition to myRisk and the reduced volumes from celebrity publicity as described above.

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the three months ended September 30, 2014 was $32.8 million, compared to $21.4 million for the same three months in 2013. This increase of 53% in molecular diagnostic testing cost of revenue is primarily due to the transition costs associated with the myRisk test including the increase in work in progress as a result of capacity constraints and costs associated with Prolaris and other new tests for which reimbursement has not yet been secured. Cost of revenue was also impacted by the addition of the VectraDA test to our product line, which has not received full reimbursement. Our cost of revenue may continue to fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests, changes in reimbursement rates, changes in testing volumes in the molecular diagnostic segments and as we gain economies of scale and automation. Our costs of pharmaceutical and clinical services include similar items. Cost of pharmaceutical and clinical services for the three months ended September 30, 2014 was $2.1 million, compared to $4.0 million for the same three months in 2013. This 48% decrease in pharmaceutical and clinical testing cost of revenue is primarily due to the 54% decrease in pharmaceutical and clinical services revenue.

During the first 2015 fiscal quarter, we initiated a national launch of our myRisk Hereditary Cancer test. As a result of this launch, test volumes for myRisk have increased rapidly to represent more than 50% of all hereditary cancer samples received. The higher than anticipated test volumes for myRisk have led to increased turnaround times and increased costs to perform the test. We have responded to the increased demand by hiring additional staff and purchasing more equipment. We believe capacity for test volume will increase throughout the second fiscal quarter, which is expected to result in decreased turnaround times in the second half of fiscal 2015.

Our gross profit margins were 79.4% at September 30, 2014, compared to 87.4% in the same three months of the prior year. Gross profit margins were impacted by the change in product mix primarily due to the additional costs associated with the transition to myRisk and the addition of the VectraDA test to the product mix, which is at a lower margin. There can be no assurance that gross profit margins will decrease, increase or remain at current levels.

Our research and development expenses include costs incurred in formulating, improving and creating alternative or modified processes related to and expanding the use of our current molecular diagnostic tests and costs incurred for the discovery, validation and development of our pipeline of molecular diagnostic and companion diagnostic test candidates and our pharmaceutical and clinical services. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the three months ended September 30, 2014 were $22.6 million compared to $16.8 million for same three months in 2013. This increase of 35% was primarily due to the following:

•	an increase of $3.7 million in research and development expenses from the acquisition of Crescendo which occurred in February 2014;

•	an increase of $1.5 million in internal development activities to support the development of our pharmaceutical and clinical services business; and

•

an increase of approximately $0.6 million in internal development activities and clinical studies to support creating alternative or modified processes related to, and expanding the use of, our current molecular diagnostic products and to support future molecular diagnostic testing products.

Our research and development expenses as a percentage of revenues may fluctuate over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and pharmaceutical and clinical services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and pharmaceutical and clinical services businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended September 30, 2014 were $85.4 million, compared to $77.3 million for the same three months in 2013. The increase in selling, general and administrative expense of 11% was due primarily to the following:

•

an increase of $12.0 million in selling, general and administrative expenses from the acquisition of Crescendo that occurred in February 2014, which includes non-cash amortization of acquisition related intangibles of $3.1 million;

•

an increase in sales and marketing expense of approximately $1.3 million due to new marketing initiatives to support the myRisk, myPath and myPlan tests recently launched and added sales force headcount to support the Preventive Care, Urology and Dermatology markets;

•	an increase of approximately $0.9 million in international administrative costs to support our international business activities;

•	a decrease of approximately $4.5 million in bad debt expense associated with the decrease in revenue and improved collection efforts; and

•	a decrease of approximately $1.6 million in other general administrative expenses.

We expect that our selling, general and administrative expenses will continue to increase and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic test launches, our efforts in support of our existing molecular diagnostic tests and pharmaceutical and clinical services as well as our continued international expansion efforts.

Other Income (Expense)

Interest income was $55,000 for the three months ended September 30, 2014 compared to $1.4 million for the three months ended September 30, 2013. Interest income for the three months ended September 30, 2014 consists of interest income on marketable investments. The reduction consists entirely of interest income recorded from the note receivable from Crescendo that was extinguished with the closing of the acquisition in February 2014.

Income Tax Provision

Income tax expense for the three months ended September 30, 2014 was $9.9 million, for an effective income tax rate of approximately 38%, compared to income tax expense of $28.4 million or a 34% effective income tax rate in the same period in 2013. Our quarterly effective tax rate differs from the U.S. federal statutory rate of 35%, primarily due to a 3% state income tax impact and an approximate 2% impact from exclusion of certain losses incurred from our international operations offset by the benefits realized from the timing differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Liquidity and Capital Resources

Cash, cash equivalents and marketable investment securities were $213.7 million at September 30, 2014 compared to $270.6 million at June 30, 2014, a decrease of $56.9 million. This decrease in cash, cash equivalents and marketable investment securities was attributable to the purchase of $45.6 million of our common stock under our share repurchase programs, the funding of a pledged cash account of $22.7 million for a specific contractual obligation and the use of cash in our day to day operating activities which was offset by our cash collections from sales of molecular diagnostic tests and pharmaceutical and clinical services.

Net cash provided by operating activities was $7.0 million during the three months ended September 30, 2014, compared to $90.5 million during the same three months in 2013. Our cash from operations was impacted by a decrease in net income of $17.6 million compared to the three months ended June 30, 2014, the reduction in accrued expenses of $15.8 million associated with the payment of personnel costs including commissions and bonuses during the three months ended September 30, 2014 as well as an increase in other receivables from license arrangements and the exercise of employee stock options. In addition, we made $5.1 million in federal tax payments that impacted our cash from operations during the quarter.

Our investing activities provided cash of $27.6 million during the three months ended September 30, 2014 compared to using cash of $8.6 million during the same three months in 2013. Investing activities were comprised of $22.7 million in funding a pledged cash account for a specific contractual obligation which has certain contingencies that must be met in the future, capital expenditures for equipment and facilities of $11.5 million to support expanded myRisk testing volumes, offset by the net proceeds from the maturity, purchases and sales of marketable investment securities of $61.8 million.

Financing activities used cash of $28.9 million during the three months ended September 30, 2014 and $101.5 million in the same three months in 2013. Cash utilized in financing activities during the three months ended September 30, 2014 was primarily due to the purchase of $45.6 million of our common stock through our share repurchase programs partially offset by $15.1 million from cash provided primarily by the exercise of stock options.

We believe that our existing capital resources and net cash expected to be generated from sales of our molecular diagnostic tests and pharmaceutical and clinical services will be adequate to fund our current and planned operations for the next several years, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise additional funds. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	increased competition in our major markets or the introduction of technological innovations or new commercial tests by our competitors;

•	declines in revenue or margins in our molecular diagnostic testing and pharmaceutical and clinical services businesses;

•

termination of the licenses underlying our molecular diagnostic tests and pharmaceutical and clinical services or failure to enter into product or technology licensing or other arrangements favorable to us;

•	unexpected backlog, delays or other problems with operating our laboratory facilities;

•	costs and expenses incurred in supporting our existing molecular diagnostic tests and pharmaceutical and clinical services;

•

progress, results and cost of transitioning from our current product portfolio to our new molecular diagnostic tests, such as in our transition to our myRisk test, as well as developing and launching additional molecular diagnostic tests and offering additional pharmaceutical and clinical services;

•	increased competition in our major markets or the introduction of technological innovations or new commercial tests by our competitors;

•	potential business development activities, in-licensing agreements and acquisitions;

•	our ability to successfully integrate and achieve the expected benefits of our business development activities, in-licensing agreements and acquisitions;

•	changes in the government regulatory approval process for our tests;

•	timing and amount of repurchases of our common stock;the progress, results and costs of our international expansion efforts;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and pharmaceutical and clinical services;

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to transition from our existing product portfolio to our new tests, including unexpected costs and delays; risks related to changes in the governmental or private insurers reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services and any future tests and services are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to our projections about our business, results of operations and financial condition; risks related to the potential market opportunity for our products and services; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents or other intellectual property; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended September 30, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which is incorporated by reference herein.

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

PART II - Other Information

Item 1. Legal Proceedings

Background

Following the U.S. Supreme Court decision in June 2013 in Association for Molecular Pathology et al. v. Myriad Genetics, Inc. et al., various companies commenced offering clinical diagnostic and genomic laboratory services, including the testing and analysis of the BRCA1, BRCA2 and the MUTYH genes, that purport to compete with components of our myRisk and our BRACAnalysis, Colaris and Colaris AP and other testing and services. We believe that these tests and services infringe various patent claims that we own or have exclusively licensed from the University of Utah Research Foundation, HSC Research and Development Limited Partnership (an affiliate of Hospital For Sick Children), the Trustees of the University of Pennsylvania, and Endorecherche, Inc. (collectively, the “Patent Owners”). Under our license agreements with the Patent Owners, we are responsible for pursuing these patent infringement litigations, defending any counterclaims and paying related costs.

Multi-District Litigation

We are presently involved in a multi-district litigation matter in the United States District Court for the District of Utah (the “Utah Federal Court”) captioned In re: BRCA1- and BRCA2-Based Hereditary Cancer Test Patent Litigation (2:14 MD 2510 RJS) that now consolidates five lawsuits filed by us and the Patent Owners in the Utah Federal Court seeking to enforce the patent rights described above and three declaratory judgment actions filed in other courts by third parties seeking a determination that they do not infringe various patent claims owned by us and the Patent Owners and that these patent claims are invalid. These consolidated cases are now proceeding forward in the Utah Federal Court for all pretrial matters.

There have been no material developments in the legal proceedings involving Ambry Genetics Corporation, Counsyl, Inc., Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute, GeneDX, Inc., Invitae Corporation, Laboratory Corporation of America Holdings and Pathway Genomics Corporation, disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ending June 30, 2014, except as follows:

On September 5, 2014, under the multi-district litigation proceedings, the Utah Federal Court granted Counsyl, Inc.’s and Invitae Coporation’s motion to dismiss the complaints filed by the Patent Owners against Counsyl and Invitae before the Utah Federal Court, and denied the Patents Owners’ motion to dismiss the complaints filed by Counsyl and Invitae in the Federal District Court for the Nothern District of California, relating to the patent infringement litigation. The Patent Owners’ claims against Counsyl and Invitae, for all pretrial matters, will continue to proceed before the Utah Federal Court under the multi-district litigation matter.

On October 6, 2014, the United States Court of Appeals for the Federal Circuit heard oral arguments by the parties in the Patent Owners’ appeal of the Utah Federal Court’s denial of the Patent Owners’ motion for preliminary injunction against Ambry Genetics Corporation. No decision has yet been rendered on the appeal.

Other than as set forth above, we are not a party to any other legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In November 2013, our board of directors authorized a stock repurchase program for $300 million. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion base on market conditions. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.

The details of the activity under our stock repurchase program during the fiscal quarter ended September 30, 2014 were as follows:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
July 1, 2014 to July 31, 2014	716,949	$37.82	716,949	$138,565,295
August 1, 2014 to August 31, 2014	500,607	$36.99	500,607	120,048,573
September 1, 2014 to September 30, 2014	—	$—	—	—
Total	1,217,556		1,217,556	$120,048,573

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Myriad Genetics, Inc. Restated By-Laws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 24, 2014 (File No. 000-26642) and incorporated herein by reference).

10.1$	Form of Restricted Stock Unit Agreement for Executive Officers under the Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”).

10.2$	Form of Restricted Stock Unit Agreement for Directors under the 2010 Plan.

10.3$	Director Compensation Policy.

10.4$	Offer Letter between Myriad Genetics, Inc. and R. Bryan Riggsbee dated October 7, 2014 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2014 (File No. 000-26642) and incorporated herein by reference).

10.5$	Employment Agreement between Myriad Genetics, Inc. and R. Bryan Riggsbee dated October 8, 2014 dated October 8, 2014 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 9, 2014 (File No. 000-26642) and incorporated herein by reference).

10.6$	Resignation Agreement between Myriad Genetics, Inc. and James S. Evans dated October 8, 2014 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 9, 2014 (File No. 000-26642) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

$	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 5, 2014	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: November 5, 2014	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)