Form 10-Q
period 2014-12-31
MYRIAD GENETICS INC
filed 2015-02-04
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 29, 2014 the registrant had 71,118,496 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$59,709	$64,821
Restricted cash	22,138	—
Marketable investment securities	105,406	121,641
Prepaid expenses	7,694	6,921
Inventory	20,173	23,919
Trade accounts receivable, less allowance for doubtful accounts of $7,929 at December 31, 2014 and $8,968 at June 30, 2014	81,222	81,297
Deferred taxes	12,813	6,445
Prepaid taxes	5,602	13,609
Other receivables	5,331	3,770

Total current assets	320,088	322,423

Equipment and leasehold improvements:
Equipment	95,349	80,685
Leasehold improvements	18,913	18,922

	114,262	99,607
Less accumulated depreciation	67,804	65,013

Net equipment and leasehold improvements	46,458	34,594

Long-term marketable investment securities	42,300	84,124
Long-term deferred taxes	—	3,180
Other assets	5,000	5,000
Intangibles, net	198,827	205,312
Goodwill	169,181	169,181

Total assets	$781,854	$823,814

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,833	$23,078
Accrued liabilities	41,180	56,410
Deferred revenue	1,824	1,090

Total current liabilities	59,837	80,578

Long-term deferred taxes	2,450	—
Unrecognized tax benefits	25,326	24,238

Total liabilities	87,613	104,816

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 150,000 shares at December 31, 2014 and June 30, 2014, issued and outstanding 71,518 at December 31, 2014 and 73,497 at June 30, 2014	719	735
Additional paid-in capital	734,679	717,774
Accumulated other comprehensive loss	(4,182)	(1,515)
Accumulated (deficit)/retained earnings	(36,975)	2,004

Total stockholders’ equity	694,241	718,998

Total liabilities and stockholders’ equity	$781,854	$823,814

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2014	2013	2014	2013
Molecular diagnostic testing	$179,149	$196,158	$343,656	$389,144
Pharmaceutical and clinical services	5,244	7,902	9,574	17,383

Total revenue	184,393	204,060	353,230	406,527
Costs and expenses:
Cost of molecular diagnostic testing	35,050	22,755	67,847	44,194
Cost of pharmaceutical and clinical services	2,802	3,376	4,870	7,418
Research and development expense	17,504	17,090	40,116	33,893
Selling, general, and administrative expense	92,695	77,840	178,135	155,119

Total costs and expenses	148,051	121,061	290,968	240,624

Operating income	36,342	82,999	62,262	165,903
Other income (expense):
Interest income	85	1,330	140	2,691
Other income (expense)	1,513	(185)	1,416	(623)

Total other income	1,598	1,145	1,556	2,068
Income before income taxes	37,940	84,144	63,818	167,971
Income tax provision	13,909	33,784	23,805	62,146

Net income	$24,031	$50,360	$40,013	$105,825

Earnings per share:
Basic	$0.33	$0.67	$0.55	$1.37
Diluted	$0.32	$0.66	$0.53	$1.33
Weighted average shares outstanding
Basic	72,467	75,070	72,615	77,323
Diluted	75,401	76,825	75,755	79,312
Comprehensive income:
Net income	$24,031	$50,360	$40,013	$105,825
Unrealized gain (loss) on available-for-sale securities, net of tax	(145)	253	(277)	538
Change in foreign currency translation adjustment, net of tax	(1,669)	(112)	(2,390)	392

Comprehensive income	$22,217	$50,501	$37,346	$106,755

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$40,013	$105,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,990	4,811
Loss (gain) on disposition of assets	(16)	40
Share-based compensation expense	19,028	13,792
Bad debt expense	13,959	21,793
Accreted interest on note receivable	—	(1,333)
Unrecognized tax benefits	1,088	2,600
Excess tax benefit from share-based compensation	(2,629)	(592)
Gain on remeasurement of foreign currency	(535)	—
Deferred income taxes	1,891	(1,826)
Changes in operating assets and liabilities:
Prepaid expenses	(773)	1,807
Trade accounts receivable	(13,886)	(11,597)
Other receivables	(1,561)	(172)
Prepaid taxes	8,007	—
Inventory	3,746	—
Accounts payable	(6,245)	(536)
Accrued liabilities	(15,233)	1,510
Deferred revenue	734	1,909

Net cash provided by operating activities	59,578	138,031

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(17,448)	(8,098)
Restricted cash	(21,603)	—
Purchases of marketable investment securities	(22,623)	(102,661)
Proceeds from maturities and sales of marketable investment securities	80,502	113,032

Net cash provided by investing activities	18,828	2,273

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	20,195	6,362
Excess tax benefit from share-based compensation	2,629	592
Repurchase and retirement of common stock	(103,952)	(180,124)

Net cash used in financing activities	(81,128)	(173,170)

Effect of foreign exchange rates on cash and cash equivalents	(2,390)	392
Net decrease in cash and cash equivalents	(5,112)	(32,474)
Cash and cash equivalents at beginning of period	64,821	104,073

Cash and cash equivalents at end of period	$59,709	$71,599

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Operating results for the three and six months ended December 31, 2014 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the six months ended December 31, 2013, a reclassification from proceeds from maturities and sales of marketable securities was made to the effect of foreign exchange rates on cash and cash equivalents in the condensed consolidated statement of cash flows to conform to current-year presentation.

(2)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2014 and June 30, 2014 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At December 31, 2014:
Cash and cash equivalents:
Cash	$57,010	$—	$—	$57,010
Cash equivalents	2,699	—	—	2,699
Restricted cash	22,138	—	—	22,138

Total cash, cash equivalents and restricted cash	81,847	—	—	81,847

Available-for-sale securities:
Corporate bonds and notes	45,181	5	(18)	45,168
Municipal bonds	83,506	141	(40)	83,607
Federal agency issues	18,933	2	(4)	18,931

Total available-for-sale securities	147,620	148	(62)	147,706

Total cash, cash equivalents, restricted cash and available-for-sale securities	$229,467	$148	$(62)	$229,553

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2014:
Cash and cash equivalents:
Cash	$45,181	$—	$—	$45,181
Cash equivalents	19,639	1	—	19,640

Total cash and cash equivalents	64,820	1	—	64,821

Available-for-sale securities:
Corporate bonds and notes	44,449	36	(11)	44,474
Municipal bonds	137,821	334	(3)	138,152
Federal agency issues	23,134	12	(7)	23,139

Total available-for-sale securities	205,404	382	(21)	205,765

Total cash, cash equivalents and available-for-sale securities	$270,224	$383	$(21)	$270,586

Cash, cash equivalents, restricted cash, and maturities of debt securities classified as available-for-sale securities are as follows at December 31, 2014:

(In thousands)	Amortized cost	Estimated fair value
Cash	$57,010	$57,010
Cash equivalents	2,699	2,699
Restricted cash	22,138	22,138
Available-for-sale:
Due within one year	105,370	105,406
Due after one year through five years	42,250	42,300
Due after five years	—	—

	$229,467	$229,553

The Company has restricted cash of $22.1 million at December 31, 2014. Restricted cash consists of a pledged account for a specific contractual arrangement and is subject to certain contingences that must be met in the future.

(3)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2013, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 3,500,000. At December 31, 2014, 1,809,802 shares were available for issuance. In addition, as of December 31, 2014, the Company may grant up to 4,496,736 additional shares under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Stock options granted under the plan prior to December 5, 2012 generally vest ratably over four years and expire ten years from the grant date. Stock options granted after December 5, 2012 generally vest ratably over four years and expire eight years from the grant date. The exercise price of options granted is equivalent to the fair market value of the stock on the grant date. In September 2014, the Company began issuing restricted stock units (“RSUs”) which vest ratably over four years on the anniversary date of the grant in lieu of stock options to all employees and directors. The number of RSUs awarded to certain executive officers may be reduced if certain additional functional performance metrics are not met.

Stock Options

A summary of the stock option activity under the Company’s plans for the six months ended December 31, 2014 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2014	14,238,603	$23.30
Options granted	1,000	37.17
Less:
Options exercised	873,774	19.91
Options canceled or expired	254,087	25.75

Options outstanding at December 31, 2014	13,111,742	$23.48

As of December 31, 2014, options to purchase 8,803,382 shares were vested and exercisable at a weighted average price of $22.64.

As of December 31, 2014, there was $28.7 million of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.92 years.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the six months ended December 31, 2014 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2014	—	$—
RSUs granted	1,179,633	37.85
Less:
RSUs vested	—	—
RSUs canceled	79,450	38.12

RSUs outstanding at December 31, 2014	1,100,183	$37.84

The grant date fair value of an RSU equals the closing price of our common stock on the grant date. The weighted average grant date fair value for the six months ended December 31, 2014 is $37.85. As of December 31, 2014, no RSUs were vested.

As of December 31, 2014, there was $31.3 million of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.98 years. This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2,000,000 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. As of December 31, 2014, approximately 334,000 shares of common stock have been issued under the 2012 Purchase Plan and approximately 1,666,000 were available for issuance.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Cost of molecular diagnostic testing	$249	$209	$447	$432
Cost of pharmaceutical and clinical services	123	74	283	137
Research and development expense	1,252	846	2,017	1,627
Selling, general, and administrative expense	10,523	5,728	16,281	11,596

Total share-based compensation expense	$12,147	$6,857	$19,028	$13,792

In October 2014 the Company and its former Chief Financial Officer entered into a resignation agreement under which the vesting of certain awards were modified such that the specified awards were vested in full. As a result of this award modification the company recognized approximately $3.1 million in share-based compensation expense for the three and six months ending December 31, 2014.

(4)	Stockholders’ Equity

Share Repurchase Program

In November 2013, the Company’s Board of Directors authorized a share repurchase program of $300 million of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of December 31, 2014, approximately $61.7 million remained available for repurchases under the current program.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to retained earnings. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to retained earnings for the repurchases for the three and six months ended December 31, 2014 and 2013 were as follows:

	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Shares purchased and retired	1,733	3,185	2,950	6,991
Common stock and additional paid-in-capital reductions	$14,765	$25,096	$24,960	$55,036
Charges to retained earnings	$43,559	$52,713	$78,992	$125,088

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including the dilutive effect of common stock equivalents outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	72,467	75,070	72,615	77,323
Effect of dilutive common stock equivalents	2,934	1,755	3,140	1,989

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	75,401	76,825	75,755	79,312

Certain outstanding stock options and RSUs were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2014 and 2013 because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Anti-dilutive options and RSUs excluded from EPS computation	844	8,500	39	7,136

(6)	Segment and Related Information

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

Segment revenue and operating income (loss) were as follows during the periods presented:

(In thousands)	Molecular diagnostics	Pharmaceutical & clinical services	Research	Total
Three months ended December 31, 2014:
Revenue	$179,149	5,244	—	$184,393
Depreciation and amortization	4,991	450	595	6,036
Segment operating income (loss)	59,017	(1,011)	(21,664)	36,342
Three months ended December 31, 2013:
Revenue	$196,158	7,902	—	$204,060
Depreciation and amortization	1,467	489	482	2,438
Segment operating income (loss)	98,233	1,052	(16,286)	82,999
Six months ended December 31, 2014:
Revenue	$343,656	9,574	—	$353,230
Depreciation and amortization	9,969	899	1,122	11,990
Segment operating income (loss)	104,101	(2,794)	(39,045)	62,262
Six months ended December 31, 2013:
Revenue	$389,144	17,383	—	$406,527
Depreciation and amortization	2,830	989	992	4,811
Segment operating income (loss)	195,981	2,889	(32,967)	165,903

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Total operating income for reportable segments	$36,342	$82,999	$62,262	$165,903
Interest income	85	1,330	140	2,691
Other	1,513	(185)	1,416	(623)
Income tax provision	13,909	33,784	23,805	62,146

Net income	$24,031	$50,360	$40,013	$105,825

(7)	Fair Value Measurements

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

(In thousands)	Level 1	Level 2	Level 3	Total
at December 31, 2014:
Money market funds (a)	$2,699	$—	$—	$2,699
Corporate bonds and notes	—	45,167	—	45,167
Municipal bonds	—	83,608	—	83,608
Federal agency issues	—	18,931	—	18,931

Total	$2,699	$147,706	$—	$150,405

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2014:
Money market funds (a)	$13,634	$—	$—	$13,634
Corporate bonds and notes	—	44,474	—	44,474
Municipal bonds	—	144,158	—	144,158
Federal agency issues	—	23,139	—	23,139

Total	$13,634	$211,771	$—	$225,405

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(8)	Income Taxes

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

Income tax expense for the three months ended December 31, 2014 was $13.9 million, or approximately 37% of pre-tax income, compared to $33.8 million, for the three months ended December 31, 2013, or approximately 40% of pre-tax income. Income tax expense for the six months ended December 31, 2014 was $23.8 million, or approximately 37% of pre-tax income, compared to $62.1 million, or approximately 37% of pre-tax income. Income tax expense for the three and six months ended December 31, 2014 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2015, adjusted by discrete items recognized during the period. For the three months ended December 31, 2014, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the effect of state income taxes and the impact from the exclusion of certain losses incurred from our international operations offset by the benefits realized from the timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale.

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

The Company’s allocation of consideration transferred for Crescendo is as follows:

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

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Revenue	$184,393	$225,700	$353,230	$430,051
Income from operations	$36,342	$80,474	$62,262	$151,477
Net income	$24,031	$47,433	$40,013	$92,804
Net income per share, basic	$0.33	$0.63	$0.55	$1.20
Net income per share, diluted	$0.32	$0.62	$0.53	$1.17

(10)	Goodwill and Intangible Assets

Goodwill

At December 31, 2014, the Company had recorded goodwill of $169.2 million related to the acquisitions of Myriad RBM, Inc. on May 31, 2011 (formerly Rules-Based Medicine, Inc.) and Crescendo on February 28, 2014.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. The following summarizes the amounts reported as intangible assets:

(In thousands)	Gross Carrying Amount	Accumlated Amortization	Net
December 31, 2014:
Purchased licenses and technologies	$199,100	$(10,750)	$188,350
Customer relationships	4,650	(1,673)	2,977
Trademarks	3,000	(300)	2,700

Total amortizable intangible assets	206,750	(12,723)	194,027

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$211,550	$(12,723)	$198,827

(In thousands)	Gross Carrying Amount	Accumlated Amortization	Net
June 30, 2014:
Purchased licenses and technologies	$201,100	$(6,597)	$194,503
Customer relationships	4,650	(1,441)	3,209
Trademarks	3,000	(200)	2,800

Total amortizable intangible assets	208,750	(8,238)	200,512

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$213,550	$(8,238)	$205,312

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Amortization of intangible assets	$3,135	$244	$6,485	$488

(11)	Cost Basis Investment

As of December 31, 2014, the Company had a $5.0 million investment in RainDance Technologies, Inc., which has been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet. There were no events or circumstances that indicated that impairment exists; therefore, the Company recorded no impairment in the investment for the six months ended December 31, 2014.

(12)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of December 31, 2014, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

Our goal is to provide physicians with critical information to better guide the healthcare management of their patients by addressing four major concerns a patient may have about their healthcare: (1) what is the likelihood of my getting a disease, (2) do I have a disease, (3) how aggressively should my disease be treated, and (4) which therapy will work best to treat my disease. We have developed and are developing new molecular diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), accurately diagnose disease (diagnostic medicine), identify a patient’s likelihood of responding to a particular therapy and assess if a patient will benefit from a particular therapy (personalized medicine), and assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow our existing products and markets. Second, we are expanding our business globally with an international direct sales force and through distributors. Finally, we are developing new molecular diagnostic tests across a diverse set of disease indications, complementing our current businesses in oncology, preventive care, urology, dermatology and rheumatology.

Products and Services

We offer fourteen commercial molecular diagnostic tests, consisting of six predictive medicine tests, three prognostic medicine tests, four personalized medicine tests and one diagnostic medicine test. We market these tests in the United States through our own sales force of approximately 500 people. We have also established commercial laboratory operations in Munich, Germany and international headquarters in Zurich, Switzerland. We currently market our myRiskTM, iBRACAnalysisTM (BART® has been integrated with BRACAnalysis®), COLARIS®, COLARIS AP®, Prolaris®, EndoPredict® and Tumor BRACAnalysis CDxTM products through our own sales force in Europe and Canada and have entered into distributor agreements with organizations in select countries throughout the rest of the world.

Our fourteen commercial molecular diagnostic tests include:

•	BRACAnalysis CDxTM, our personalized medicine test for LynaparzaTM (olaparib);

•	iBRACAnalysisTM, our predictive medicine test for hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine test for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine test for hereditary colorectal cancer;

•	EndoPredict®, our prognostic medicine test for breast cancer;

•	MELARIS®, our predictive medicine test for hereditary melanoma;

•	myPathTM Melanoma (myPath), our diagnostic medicine test for diagnosis of melanoma;

•	myPlanTM Lung Cancer (myPlan), our prognostic medicine test for early stage lung cancer;

•	myRiskTM Hereditary Cancer (myRisk), our predictive medicine test for multiple hereditary cancers;

•	PANEXIA™, our predictive medicine test for pancreatic cancer;

•	PREZEON®, our personalized medicine test to assess PTEN status for drug response;

•	Prolaris®, our prognostic medicine test for prostate cancer;

•	Tumor BRACAnalysis CDxTM, our personalized medicine test for use as a companion diagnostic with certain PARP inhibitors, platinum-based drugs and other chemotherapeutic agents; and

•	Vectra®DA, our personalized medicine test to assess rheumatoid arthritis disease activity.

We are also a pioneer in the discovery and development of companion diagnostics that help patients receive the most appropriate therapy. We believe the future of drug development is creating new therapies targeted to a subset of patients who would most likely benefit from the new therapies based on the identification of novel biomarkers and the development of companion diagnostics tests. Myriad is currently collaborating with approximately 20 major pharmaceutical and biotechnology companies to develop new drugs based on our companion diagnostic technologies. Myriad also recently received FDA approval of our BRACAnalysis CDx test. This is the first and only FDA approved complex molecular diagnostic test to identify ovarian cancer patients who may benefit from the PARP inhibitor LynaparzaTM (olaparib).

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

Recent Developments

On February 3, 2015, we announced that Peter D. Meldrum, president and chief executive officer, notified the board of directors of his decision to retire at the conclusion of the fiscal year on June 30, 2015. Pursuant to our succession plan, the board of directors has unanimously elected Mark C. Capone, currently president of Myriad Genetic Laboratories, Inc., as Mr. Meldrum’s successor.

Use of Resources

During the three and six months ended December 31, 2014, we devoted our resources to supporting and growing our molecular diagnostic testing and pharmaceutical and clinical services businesses, as well as to the research and development of future molecular diagnostic and companion diagnostic candidates. We have three reportable operating segments—research, molecular diagnostics and pharmaceutical and clinical services. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

For the three and six months ended December 31, 2014, we had net income of $24.0 million and $40.0 million and diluted earnings per share of $0.32 and $0.53, compared to net income of $50.4 million and $105.8 million and diluted earnings per share of $0.66 and $1.33 per share in the same period in the prior year. Net income and diluted earnings per share results for the three and six months ended December 31, 2014 included income tax expense of $13.9 million and $23.8 million compared to $33.8 million and $62.1 million for the same period in the prior year.

Share Repurchase Program

In November 2013, we announced that our board of directors had authorized us to repurchase an additional $300 million of our outstanding common stock increasing our total share repurchase authorization to $1 billion. During the three and six months ended December 31, 2014, we repurchased $58.3 million and $104.0 million of our outstanding common stock. In connection with our stock repurchase program our board of directors authorized us to repurchase shares from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

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

Results of Operations for the Three Months Ended December 31, 2014 and 2013

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our pharmaceutical and clinical services. Total revenue for the three months ended December 31, 2014 was $184.4 million, compared to $204.1 million for the same three months in the prior year. The 10% decrease in total revenue is primarily due to the loss of a one-time bolus of our iBRACAnalysis samples generated by celebrity publicity in the three months ended December 31, 2013. The decrease in hereditary cancer testing was partially offset by the addition of the VectraDA revenue from the acquisition of Crescendo included in revenue for the three months ended December 31, 2014 but not in the prior year period. The 34% decrease in pharmaceutical and clinical services revenue was due to the completion of a large pharmaceutical project in the prior year as well as the timing of research projects with our pharmaceutical partners which can fluctuate from period to period.

Revenue of our molecular diagnostic tests and pharmaceutical and clinical services and revenue by product category as a percent of total revenue for the three months ended December 31, 2014 and 2013 were as follows:

	Three months ended
	December 31,			% of Total Revenue
(In thousands)	2014	2013	% Change	2014	2013
Molecular diagnostic testing revenue:
Hereditary Cancer Testing	$164,955	$192,989	(15%)	89%	95%
VectraDA	10,841	—	N/A	6%	N/A
Other tests	3,353	3,169	6%	2%	2%

Total molecular diagnostic testing revenue	179,149	196,158	(9%)	97%	96%

Pharmaceutical and clinical service revenue	5,244	7,902	(34%)	3%	4%

Total revenue	$184,393	$204,060	(10%)	100%	100%

We are transitioning our hereditary cancer market from single cancer tests to our cancer panel test, myRisk. myRisk test revenues increased 640% to $85.1 million in the second quarter of fiscal 2015 from $11.5 million in the second quarter of the prior year. In the second quarter of this year, we successfully transitioned a large percentage of our iBRACAnalysis tests to myRisk, resulting in iBRACAnalysis revenue of $72.5 million in this quarter compared to $165.9 million in the same quarter of the prior year. We also transitioned approximately one half of our COLARIS and COLARIS AP tests to myRisk, resulting in COLARIS and COLARIS AP revenue of $7.4 million compared to $15.6 million in the same period of the prior year. We expect that revenues may continue to fluctuate from quarter to quarter as we transition from single cancer testing to our cancer panel test and introduce new products.

Our molecular diagnostic revenues are generated primarily in three major markets, oncology, preventive care, and rheumatology. Oncology, preventive care and rheumatology revenue was 47%, 47% and 6% of total molecular diagnostic testing revenue, respectively, during the three months ended December 31, 2014. Sales of molecular diagnostic tests in each major market for the three months ended December 31, 2014 and 2013 were as follows:

	Three months ended
	December 31,
(In thousands)	2014	2013	% Change
Molecular diagnostic testing revenue:
Oncology	$83,688	$101,592	(18%)
Preventive care	84,620	94,566	(11%)
Rheumatology	10,841	—	N/A

Total molecular diagnostic testing revenue	$179,149	$196,158	(9%)

The decline in the oncology and preventive care markets resulted from the one-time benefit of celebrity publicity as described above, as well as increased competition.

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the three months ended December 31, 2014 was $35.1 million, compared to $22.8 million for the same three months in 2013. This increase of 54% in molecular diagnostic testing cost of revenue is primarily due to the transition costs associated with the myRisk test and costs associated with Prolaris and other new tests for which reimbursement has not yet been secured. Cost of revenue was also impacted by the addition of the VectraDA test to our product line, which has not received full reimbursement. Our cost of revenue may continue to fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests, changes in reimbursement rates, changes in testing volumes in the molecular diagnostic markets and as we gain economies of scale and increased efficiencies through automation. Our costs of pharmaceutical and clinical services include similar items. Cost of pharmaceutical and clinical services for the three months ended December 31, 2014 was $2.8 million, compared to $3.4 million for the same three months in 2013. This 18% decrease in pharmaceutical and clinical testing cost of revenue is primarily due to the 34% decrease in pharmaceutical and clinical services revenue.

During the first quarter of fiscal 2015, we initiated a national launch of our myRisk Hereditary Cancer test. As a result of this launch, test volumes for myRisk have increased rapidly to represent more than 50% of all hereditary cancer samples received. The higher than anticipated test volumes for myRisk have led to increased turnaround times and increased costs to perform the test. We have responded to the increased demand by hiring additional staff and purchasing more equipment. We increased our laboratory capacity significantly throughout the second fiscal quarter which should lead to improvements in turnaround times in the second half of fiscal 2015.

Our gross profit margins were 79.5% at December 31, 2014, compared to 87.2% in the same three months of the prior year. Gross profit margins were impacted primarily due to the additional costs associated with the transition to myRisk, the launch of a new test for which reimbursement has not been obtained and the addition of the VectraDA test to the product mix, which is performed at a lower margin. There can be no assurance that gross profit margins will decrease, increase or remain at current levels.

Our research and development expenses include costs incurred in formulating, improving and creating alternative or modified processes related to and expanding the use of our current molecular diagnostic tests and costs incurred for the discovery, validation and development of our pipeline of molecular diagnostic and companion diagnostic test candidates and our pharmaceutical and clinical services. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the three months ended December 31, 2014 were $17.5 million compared to $17.1 million for same three months in 2013. This increase of 2% was primarily due to the following:

•	an increase of $3.3 million in research and development expenses from the acquisition of Crescendo which occurred in February 2014; and

•	a decrease of approximately $2.9 million in internal development activities and clinical studies related to our molecular diagnostic products and pharmaceutical and clinical services.

We expect that our research and development expenses as a percentage of revenues may increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and pharmaceutical and clinical services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and pharmaceutical and clinical services businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended December 31, 2014 were $92.7 million, compared to $77.8 million for the same three months in 2013. The increase in selling, general and administrative expense of 19% was due primarily to the following:

•	an increase of $13.1 million in selling, general and administrative expenses from the acquisition of Crescendo that occurred in February 2014;

•	an increase of approximately $4.2 million in other general administrative expenses including share based compensation, legal fees and other expenses;

•	$3.1 million in share based compensation expense related to the acceleration of vesting of certain options for the former Chief Financial Officer;

•	a decrease of approximately $3.4 million in bad debt expense associated with the decrease in revenue and improved collection efforts; and

•	a decrease of approximately $2.1 million in sales and marketing expense due to a decrease in commission expense.

We expect that our selling, general and administrative expenses will continue to increase and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic test launches, our efforts in support of our existing molecular diagnostic tests and pharmaceutical and clinical services as well as our continued international expansion efforts.

Other Income (Expense)

Other income for the three months ended December 31, 2014 was $1.6 million compared to $1.1 million in the same period of the prior year. The $0.5 million increase is due to foreign exchange gains relating to a pledged account partially offset by interest income recorded from the note receivable from Crescendo that was extinguished with the closing of the acquisition in February 2014.

Income Tax Provision

Income tax expense for the three months ended December 31, 2014 was $13.9 million, for an effective income tax rate of approximately 37%, compared to income tax expense of $33.8 million or a 40% effective income tax rate in the same period in 2013. Our quarterly effective tax rate differs from the U.S. federal statutory rate of 35%, primarily due to a state income tax impact and an impact from exclusion of certain losses incurred from our international operations offset by research and development credits realized from the extension of the credit in December 2014. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Results of Operations for the Six Months Ended December 31, 2014 and 2013

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our pharmaceutical and clinical services. Total revenue for the six months ended December 31, 2014 was $353.2 million, compared to $406.5 million for the same six months in the prior year. The 13% decrease in revenue is primarily due to turnaround times associated with the transition of the hereditary cancer market to our myRisk test as well as the loss of the one-time bolus generated by celebrity publicity in the six months ended December 31, 2013 that did not continue into the six month period ended December 31, 2014. The decrease in hereditary cancer testing was offset by the addition of the VectraDA revenue from the acquisition of Crescendo. The 45% decrease in pharmaceutical and clinical services revenue was due to the completion of a large pharmaceutical project in the prior year as well as the timing of research projects with our pharmaceutical partners which can fluctuate from period to period.

Revenue of our molecular diagnostic tests and pharmaceutical and clinical services by product category as a percent of total revenue for the six months ended December 31, 2014 and 2013 were as follows:

	Six months ended
	December 31,			% of Total Revenue
(In thousands)	2014	2013	% Change	2014	2013
Molecular diagnostic testing revenue:
Hereditary Cancer Testing	315,522	382,118	(17%)	89%	94%
VectraDA	21,421	—	N/A	6%	N/A
Other tests	6,713	7,026	(4%)	2%	2%

Total molecular diagnostic testing revenue	343,656	389,144	(12%)	97%	96%

Pharmaceutical and clinical service revenue	9,574	17,383	(45%)	3%	4%

Total revenue	$353,230	$406,527	(13%)	100%	100%

Our molecular diagnostic revenues are generated primarily in three major markets, oncology, preventive care, and rheumatology. Oncology, preventive care and rheumatology revenue was 49%, 45% and 6% of total molecular diagnostic testing revenue, respectively, during the six months ended December 31, 2014. Sales of molecular diagnostic tests in each major market for the three months ended December 31, 2014 and 2013 were as follows:

	Six months ended
	December 31,
(In thousands)	2014	2013	% Change
Molecular diagnostic testing revenue:
Oncology	$167,690	$209,917	(20%)
Preventive care	154,545	179,227	(14%)
Rheumatology	21,421	—	100%

Total molecular diagnostic testing revenue	$343,656	$389,144	(12%)

The decline in the oncology and preventive care markets were impacted by the transition to myRisk and the reduced volumes from celebrity publicity as described above, as well as increased competition.

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the six months ended December 31, 2014 was $67.8 million, compared to $44.2 million for the same six months in 2013. This increase of 53% in molecular diagnostic testing cost of revenue is primarily due to the transition costs associated with the myRisk test including the increase in work in progress as a result of capacity constraints and costs associated with Prolaris and other new tests for which reimbursement has not yet been secured. Cost of revenue was also impacted by the addition of the VectraDA test to our product line, which has not received full reimbursement. Our cost of revenue may continue to fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests, changes in reimbursement rates, changes in testing volumes in the molecular diagnostic segments and as we gain economies of scale and increased efficiencies through automation. Our costs of pharmaceutical and clinical services include similar items. Cost of pharmaceutical and clinical services for the six months ended December 31, 2014 was $4.9 million, compared to $7.4 million for the same six months in 2013. This 34% decrease in pharmaceutical and clinical testing cost of revenue is primarily due to the 45% decrease in pharmaceutical and clinical services revenue.

During the first quarter of fiscal 2015, we initiated a national launch of our myRisk Hereditary Cancer test. As a result of this launch, test volumes for myRisk have increased rapidly to represent more than 50% of all hereditary cancer samples received. The higher than anticipated test volumes for myRisk have led to increased turnaround times and increased costs to perform the test. We have responded to the increased demand by hiring additional staff and purchasing more equipment. We increased our laboratory capacity significantly throughout the second fiscal quarter which should lead to improvements in turnaround times in the second half of fiscal 2015.

Our gross profit margins were 79.4% for the six months ended December 31, 2014, compared to 87.3% in the same six months of the prior year. Gross profit margins were impacted by the change in product mix primarily due to the additional costs associated with the transition to myRisk, the launch of new tests for which reimbursement has not been obtained and the addition of the VectraDA test to the product mix, which is at a lower margin.

Our research and development expenses include costs incurred in formulating, improving and creating alternative or modified processes related to and expanding the use of our current molecular diagnostic tests and costs incurred for the discovery, validation and development of our pipeline of molecular diagnostic and companion diagnostic test candidates and our pharmaceutical and clinical services. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the six months ended December 31, 2014 were $40.1 million compared to $33.9 million for same six months in 2013. This increase of 18% was primarily due to the following:

•	an increase of $7.0 million in research and development expenses from the acquisition of Crescendo which occurred in February 2014; and

•	a decrease of approximately $0.8 million in internal development activities and clinical studies related to current molecular diagnostic products and pharmaceutical and clinical services.

Our research and development expenses as a percentage of revenues may increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and pharmaceutical and clinical services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and pharmaceutical and clinical services businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the six months ended December 31, 2014 were $178.1 million, compared to $155.1 million for the same six months in 2013. The increase in selling, general and administrative expense of 15% was due primarily to the following:

•	an increase of $25.0 million in selling, general and administrative expenses from the acquisition of Crescendo that occurred in February 2014;

•	$3.1 million in share based compensation expense related to the acceleration of vesting for certain options for the former Chief Financial Officer;

•	an increase of approximately $2.9 million in other general administrative expenses including sales and marketing, share based compensation, international and other general expenses; and

•	a decrease of approximately $7.9 million in bad debt expense associated with the decrease in revenue and improved collection efforts.

Other Income (Expense)

Other income for the six months ended December 31, 2014 was $1.6 million compared to $2.1 million in the same period of the prior year. The $0.5 million decrease is due to interest income recorded from the note receivable from Crescendo that was extinguished with the closing of the acquisition in February 2014 partially offset by foreign exchange gains relating to our pledged account.

Income Tax Provision

Income tax expense for the six months ended December 31, 2014 was $23.8 million, for an effective income tax rate of approximately 37%, compared to income tax expense of $62.1 million or a 37% effective income tax rate in the same period in 2013. Our quarterly effective tax rate differs from the U.S. federal statutory rate of 35%, primarily due to a state income tax impact and an impact from exclusion of certain losses incurred from our international operations offset by the benefits realized from the timing differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options and the research and development credits realized from the extension of the credit in December 2014. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Liquidity and Capital Resources

Cash, cash equivalents and marketable investment securities were $207.4 million at December 31, 2014 compared to $270.6 million at June 30, 2014, a decrease of $63.2 million. This decrease in cash, cash equivalents and marketable investment securities was attributable to the purchase of $104.0 million of our common stock under our share repurchase programs and $21.6 million for a specific contractual obligation offset by our cash collections from sales of molecular diagnostic tests and pharmaceutical and clinical services.

Net cash provided by operating activities was $59.6 million during the six months ended December 31, 2014, compared to $138.0 million during the same six months in 2013. Our cash from operations was impacted by a decrease in net income compared to the six months ended December 31, 2013 and non-cash charges in the form of accrued liabilities of $15.2 million associated with the payment of personnel costs including commissions and bonuses.

Our investing activities provided cash of $18.8 million during the six months ended December 31, 2014 compared to providing cash of $2.3 million during the same six months in 2013. Investing activities were comprised of $21.6 million in funding a pledged cash account reserved for a specific contractual obligation which has certain contingencies that must be met in the future, capital expenditures for equipment and facilities of $17.4 million to support expanded myRisk testing volumes, offset by the net proceeds from the maturity, purchases and sales of marketable investment securities of $57.9 million.

Financing activities used cash of $81.1 million during the six months ended December 31, 2014 and $173.1 million in the same six months in 2013. Cash utilized in financing activities during the six months ended December 31, 2014 was primarily due to the purchase of $104.0 million of our common stock through our share repurchase programs partially offset by $20.2 million from cash provided primarily by the exercise of stock options.

We believe that our existing capital resources and net cash expected to be generated from sales of our molecular diagnostic tests and pharmaceutical and clinical services will be adequate to fund our current and planned operations for the next several years, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise additional funds. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	increased competition in our major markets or the introduction of technological innovations or new commercial tests by our competitors;

•	declines in revenue or margins in our molecular diagnostic testing and pharmaceutical and clinical services businesses;

•	termination of the licenses underlying our molecular diagnostic tests and pharmaceutical and clinical services or failure to enter into product or technology licensing or other arrangements favorable to us;

•	unexpected backlog, delays or other problems with operating our laboratory facilities;

•	costs and expenses incurred in supporting our existing molecular diagnostic tests and pharmaceutical and clinical services;

•	progress, results and cost of transitioning from our current single cancer tests to our new cancer panel test, myRisk, as well as developing and launching additional molecular diagnostic tests and offering additional pharmaceutical and clinical services;

•	potential business development activities, in-licensing agreements and acquisitions, such as our acquisition of Crescendo;

•	our ability to successfully integrate and achieve the expected benefits of our business development activities, in-licensing agreements and acquisitions, such as our acquisition of Crescendo;

•	decisions or changes in the government regulatory approval process for our tests;

•	timing and amount of repurchases of our common stock;

•	the progress, results and costs of our international expansion efforts;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and pharmaceutical and clinical services;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and pursuing or defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us or that we pursue;

•	changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers’ reimbursement levels for our tests; and

•	changes in structure of the healthcare system or healthcare payment systems.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to transition from our single cancer tests to our new cancer panel test, including unexpected costs and delays; risks related to decisions or changes in the governmental or private insurers’ reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services and any future tests and services are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to our projections about our business, results of operations and financial condition; risks related to the potential market opportunity for our products and services; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents or other intellectual property; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended December 31, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which is incorporated by reference herein.

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

PART II - Other Information

Item 1. Legal Proceedings

BRCA1 and BRCA2 Based Hereditary Cancer Test Patent Multi-District Litigation

We are presently involved in a Multi-District Litigation matter in the United States District Court for the District of Utah (the “Utah Federal Court”) captioned In re: BRCA1- and BRCA2-Based Hereditary Cancer Test Patent Litigation that consolidates five lawsuits filed by us and the University of Utah Research Foundation, HSC Research and Development Limited Partnership (an affiliate of Hospital For Sick Children), the Trustees of the University of Pennsylvania, and Endorecherche, Inc. (collectively, the “Patent Owners”) in the Utah Federal Court seeking to enforce the Patent Owners’ and our rights relating to the BRCA1, BRCA2 and MUTYH genes and three declaratory judgment actions filed in other courts by third parties seeking a determination that they do not infringe various BRCA1, BRCA2 and MUTYH patent claims owned by us and the Patent Owners and that these patent claims are invalid. These consolidated cases are proceeding forward in the Utah Federal Court for all pretrial matters.

There have been no material developments in the legal proceedings involving Ambry Genetics Corporation, Counsyl, Inc., Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute, GeneDX, Inc., Invitae Corporation, Laboratory Corporation of America Holdings and Pathway Genomics Corporation, disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the first fiscal quarter ending September 30, 2014, except as follows:

On December 17, 2014, a panel of the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) ruled that some of the key patent claims at issue in the case were directed to ineligible subject matter under 35 U.S.C. §101. We and the Patent Owners have not yet decided whether to seek rehearing en banc and/or to seek a writ of certiorari from the U.S. Supreme Court with regard to this decision.

Because of the impact of the Federal Circuit’s decision on further proceedings in the Multi-District Litigation, and at the request of the parties, on December 23, 2014, the Utah Federal Court ordered a stay as to certain claim construction and discovery deadlines and further ordered the parties to submit briefing on the 35 U.S.C. §101 issues in light of the decision of the Federal Circuit.

We and the Patent Owners have entered into settlement agreements with Laboratory Corporation of America Holdings, Pathway Genomics Corporation, Invitae Corporation, Ambry Genetics Corporation, and Counsyl, Inc., providing for the dismissal of the litigation with each party and releasing each other party of its claims and counterclaims brought in the litigation. Each party is to bear its own attorney fees and costs of the litigation. The settlement agreements also provided for a covenant to not sue on the patents asserted in the litigation against each party. On January 26, 2015, the Utah Federal Court entered its order for the dismissal of the litigation proceedings involving Laboratory Corporation of America Holdings, Pathway Genomics Corporation, and Invitae Corporation, thus ending the litigation with these parties. On January 30, 2015, the Utah Federal Court entered its order for the dismissal of the litigation proceedings involving Ambry Genetics Corporation and Counsyl, Inc., thus ending the litigation with these parties.

We and the Patent Owners are currently in settlement discussions with GeneDX, Inc. and Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute, but no agreement has been reached and no assurances can be made that the parties will agree to settle their dispute.

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

The details of the activity under our stock repurchase program during the fiscal quarter ended December 31, 2014 were as follows:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	—	$—	—	120,048,573
November 1, 2014 to November 30, 2014	968,620	$33.04	968,620	88,048,809
December 1, 2014 to December 31, 2014	764,010	$34.46	764,010	61,724,802

Total	1,732,630		1,732,630	$61,724,802

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1$	Executive Retention Agreement between Myriad Genetics Inc. and R. Bryan Riggsbee dated December 18, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

$	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 4, 2015	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: February 4, 2015	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)