Form 10-Q
period 2015-03-31
MYRIAD GENETICS INC
filed 2015-05-06
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015 the registrant had 69,451,234 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$55,209	$64,821
Marketable investment securities	79,224	121,641
Prepaid expenses	9,985	6,921
Inventory	29,359	23,919
Trade accounts receivable, less allowance for doubtful accounts of $7,730 at March 31, 2015 and $8,968 at June 30, 2014	92,195	81,869
Deferred taxes	13,460	6,445
Prepaid taxes	—	13,609
Other receivables	2,992	3,198

Total current assets	282,424	322,423

Equipment, leasehold improvements and property:
Equipment	97,595	80,685
Leasehold improvements	18,956	18,922
Property	20,075	—

	136,626	99,607
Less accumulated depreciation	67,527	65,013

Net equipment, leasehold improvements and property	69,099	34,594

Long-term marketable investment securities	41,200	84,124
Long-term deferred taxes	407	3,180
Other assets	5,000	5,000
Intangibles, net	195,691	205,312
Goodwill	185,228	169,181

Total assets	$779,049	$823,814

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,955	$23,078
Accrued liabilities	47,879	56,410
Deferred revenue	1,339	1,090

Total current liabilities	67,173	80,578

Deferred grants	10,447	—
Unrecognized tax benefits	26,111	24,238
Other long term liabilities	6,420	—

Total liabilities	110,151	104,816

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 150,000 shares at March 31, 2015 and June 30, 2014, issued and outstanding 70,022 at March 31, 2015 and 73,497 at June 30, 2014	700	735
Additional paid-in capital	738,040	717,774
Accumulated other comprehensive loss	(7,560)	(1,515)
Accumulated (deficit)/retained earnings	(62,282)	2,004

Total stockholders’ equity	668,898	718,998

Total liabilities and stockholders’ equity	$779,049	$823,814

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Molecular diagnostic testing	$172,978	$176,191	$516,634	$565,335
Pharmaceutical and clinical services	7,007	6,733	16,582	24,115

Total revenue	179,985	182,924	533,216	589,450
Costs and expenses:
Cost of molecular diagnostic testing	33,011	23,648	100,859	67,842
Cost of pharmaceutical and clinical services	3,282	2,961	8,152	10,379
Research and development expense	16,673	13,397	56,788	47,289
Selling, general, and administrative expense	91,279	87,631	269,415	242,752

Total costs and expenses	144,245	127,637	435,214	368,262

Operating income	35,740	55,287	98,002	221,188
Other income (expense):
Interest income	124	2,498	265	5,190
Other income (expense)	(298)	(442)	1,117	(1,066)

Total other income (expense)	(174)	2,056	1,382	4,124
Income before income taxes	35,566	57,343	99,384	225,312
Income tax provision	14,091	20,573	37,896	82,719

Net income	$21,475	$36,770	$61,488	$142,593

Earnings per share:
Basic	$0.30	$0.50	$0.85	$1.87
Diluted	$0.29	$0.48	$0.82	$1.82
Weighted average shares outstanding
Basic	70,696	73,821	71,985	76,173
Diluted	73,870	76,374	75,122	78,332

Comprehensive income:

Net income	$21,475	$36,770	$61,488	$142,593
Unrealized gain (loss) on available-for-sale securities, net of tax	(6)	45	(282)	583
Change in foreign currency translation adjustment, net of tax	(3,293)	(672)	(5,683)	(280)

Comprehensive income	$18,176	$36,143	$55,523	$142,896

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$61,488	$142,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,389	8,291
Loss (gain) on disposition of assets	79	52
Share-based compensation expense	31,572	20,503
Bad debt expense	23,520	30,968
Accreted interest on note receivable	—	(3,337)
Unrecognized tax benefits	1,873	2,923
Excess tax benefit from share-based compensation	(3,199)	(5,109)
Deferred income taxes	(1,043)	1,827
Changes in operating assets and liabilities:
Prepaid expenses	(2,945)	(837)
Trade accounts receivable	(32,239)	(17,307)
Other receivables	955	(587)
Prepaid taxes	13,609	(12,360)
Inventory	(4,921)	(10,395)
Accounts payable	(6,400)	(5,635)
Accrued liabilities	(11,524)	(2,233)
Deferred revenue	242	(77)

Net cash provided by operating activities	89,456	149,280

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(21,905)	(9,653)
Acquisitions, net of cash acquired	(20,115)	(223,531)
Purchases of marketable investment securities	(55,069)	(105,451)
Proceeds from maturities and sales of marketable investment securities	140,802	339,865

Net cash provided by investing activities	43,713	1,230

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	25,635	47,156
Excess tax benefit from share-based compensation	3,199	5,109
Repurchase and retirement of common stock	(165,946)	(222,014)

Net cash used in financing activities	(137,112)	(169,749)

Effect of foreign exchange rates on cash and cash equivalents	(5,669)	964
Net decrease in cash and cash equivalents	(9,612)	(18,275)
Cash and cash equivalents at beginning of period	64,821	104,073

Cash and cash equivalents at end of period	$55,209	$85,798

See accompanying notes to condensed consolidated financial statements (unaudited).

MYRIAD GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Operating results for the three and nine months ended March 31, 2015 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the nine months ended March 31, 2014, a reclassification of $1.0 million from proceeds from maturities and sales of marketable securities was made to the effect of foreign exchange rates on cash and cash equivalents in the condensed consolidated statement of cash flows and for the year ended June 30, 2014, a reclassification of $0.6 million from other receivables to trade accounts receivable on the condensed consolidated balance sheet to conform to the current-year presentation.

(2)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2015 and June 30, 2014 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At March 31, 2015:
Cash and cash equivalents:
Cash	$45,092	$—	$—	$45,092
Cash equivalents	10,117	—	—	10,117

Total cash and cash equivalents	55,209	—	—	55,209

Available-for-sale securities:
Corporate bonds and notes	35,733	12	(11)	35,734
Municipal bonds	71,534	104	(22)	71,616
Federal agency issues	13,074	1	(1)	13,074

Total available-for-sale securities	120,341	117	(34)	120,424

Total cash, cash equivalents

and available-for-sale securities	$175,550	$117	$(34)	$175,633

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2014:
Cash and cash equivalents:
Cash	$45,181	$—	$—	$45,181
Cash equivalents	19,639	1	—	19,640

Total cash and cash equivalents	64,820	1	—	64,821

Available-for-sale securities:
Corporate bonds and notes	44,449	36	(11)	44,474
Municipal bonds	137,821	334	(3)	138,152
Federal agency issues	23,134	12	(7)	23,139

Total available-for-sale securities	205,404	382	(21)	205,765

Total cash, cash equivalents

and available-for-sale securities	$270,224	$383	$(21)	$270,586

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at March 31, 2015:

(In thousands)	Amortized cost	Estimated fair value
Cash	$45,092	$45,092
Cash equivalents	10,117	10,117
Available-for-sale:
Due within one year	79,200	79,224
Due after one year through five years	41,141	41,200
Due after five years	—	—

	$175,550	$175,633

(3)	Share-Based Compensation

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2013, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 3,500,000. At March 31, 2015, 1,801,462 shares were available for issuance. In addition, as of March 31, 2015, the Company may grant up to 4,400,795 additional shares under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Stock options granted under the plan prior to December 5, 2012 generally vest ratably over four years and expire ten years from the grant date. Stock options granted after December 5, 2012 generally vest ratably over four years and expire eight years from the grant date. The exercise price of options granted is equivalent to the fair market value of the stock on the grant date. In September 2014, the Company began issuing restricted stock units (“RSUs”) which generally vest ratably over four years on the anniversary date of the grant in lieu of stock options to all employees and directors. The number of RSUs awarded to certain executive officers may be reduced if certain additional functional performance metrics are not met.

Stock Options

A summary of the stock option activity under the Company’s plans for the nine months ended March 31, 2015 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2014	14,238,183	$23.30
Options granted	1,000	$37.17
Less:
Options exercised	1,144,275	$20.20
Options canceled or expired	343,161	$25.70

Options outstanding at March 31, 2015	12,751,747	$23.51

As of March 31, 2015, options to purchase 8,935,850 shares were vested and exercisable at a weighted average price of $22.55.

As of March 31, 2015, there was $24.4 million of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.84 years.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the nine months ended March 31, 2015 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2014	—	$—
RSUs granted	1,245,833	$37.67
Less:
RSUs vested	19,500	$34.22
RSUs canceled	100,283	$38.12

RSUs outstanding at March 31, 2015	1,126,050	$37.68

The grant date fair value of an RSU equals the closing price of our common stock on the grant date. The weighted average grant date fair value of RSUs outstanding at March 31, 2015 is $37.68.

As of March 31, 2015, there was $28.7 million of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.77 years. This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2,000,000 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. As of March 31, 2015, approximately 334,000 shares of common stock have been issued under the 2012 Purchase Plan and approximately 1,666,000 were available for issuance.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Cost of molecular diagnostic testing	$224	$207	$671	$639
Cost of pharmaceutical and clinical services	104	75	387	212
Research and development expense	1,201	3,042	3,218	4,670
Selling, general, and administrative expense	11,016	10,316	27,296	21,911

Total share-based compensation expense	$12,545	$13,640	$31,572	$27,432

In October 2014, the Company and its former Chief Financial Officer entered into a resignation agreement under which the vesting of certain awards were modified such that the specified awards were vested in full. As a result of this award modification the Company recognized approximately $3.1 million in share-based compensation expense for the nine months ending March 31, 2015.

In February 2015, the Company and its Chief Executive Officer entered into a resignation agreement under which the vesting of certain awards were modified such that the specified awards were accelerated. As a result of this award modification the Company recognized approximately $5.2 million in share-based compensation expense for the three and nine months ending March 31, 2015.

(4)	Stockholders’ Equity

Share Repurchase Program

In February 2015, the Company’s Board of Directors authorized an additional share repurchase program of $200 million of the Company’s outstanding common stock increasing the cumulative share repurchase authorization to

$1.2 billion. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of March 31, 2015, approximately $199.7 million remained available for repurchases under the program. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to retained earnings. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to retained earnings for the repurchases for the three and nine months ended March 31, 2015 and 2014 were as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Shares purchased and retired	1,779	1,554	4,729	8,545
Common stock and additional paid-in-capital reductions	$15,212	$12,384	$40,172	$67,420
Charges to retained earnings	$46,782	$29,506	$125,774	$154,594

(5)	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including the dilutive effect of common stock equivalents outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	70,696	73,821	71,985	76,173
Effect of dilutive common stock equivalents	3,174	2,553	3,137	2,159

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	73,870	76,374	75,122	78,332

Certain outstanding stock options and RSUs were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2015 and 2014 because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2015	2014	2015	2014
Anti-dilutive options and RSUs excluded from EPS computation	52	5,300	41	6,978

(6)	Segment and Related Information

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

Segment revenue and operating income (loss) were as follows during the periods presented:

(In thousands)	Molecular diagnostics	Pharmaceutical & clinical services	Research	Total
Three months ended March 31, 2015:
Revenue	$172,978	7,007	—	$179,985
Depreciation and amortization	5,207	566	626	6,399
Segment operating income (loss)	55,198	(1,147)	(18,311)	35,740

Three months ended March 31, 2014:
Revenue	$176,191	6,733	—	$182,924
Depreciation and amortization	2,506	471	502	3,479
Segment operating income (loss)	70,815	(73)	(15,455)	55,287

Nine months ended March 31, 2015:
Revenue	$516,634	16,582	—	$533,216
Depreciation and amortization	15,176	1,465	1,748	18,389
Segment operating income (loss)	159,299	(3,941)	(57,356)	98,002

Nine months ended March 31, 2014:
Revenue	$565,335	24,115	—	$589,450
Depreciation and amortization	5,335	1,462	1,494	8,291
Segment operating income (loss)	266,794	2,816	(48,422)	221,188

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2015	2014	2015	2014
Total operating income for reportable segments	$35,740	$55,287	$98,002	$221,188
Interest income	124	2,498	265	5,190
Other	(298)	(442)	1,117	(1,066)
Income tax provision	14,091	20,573	37,896	82,719

Net income	$21,475	$36,770	$61,488	$142,593

(7)	Fair Value Measurements

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

(In thousands)	Level 1	Level 2	Level 3	Total
at March 31, 2015:

Money market funds (a)	$2,616	$—	$—	$2,616
Corporate bonds and notes	6,999	35,734	—	42,733
Municipal bonds	—	71,616	—	71,616
Federal agency issues	—	13,576	—	13,576

Total	$9,615	$120,926	$—	$130,541

(In thousands)	Level 1	Level 2	Level 3	Total
at June 30, 2014:

Money market funds (a)	$13,634	$—	$—	$13,634
Corporate bonds and notes	—	44,474	—	44,474
Municipal bonds	—	144,158	—	144,158
Federal agency issues	—	23,139	—	23,139

Total	$13,634	$211,771	$—	$225,405

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(8)	Income Taxes

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

Income tax expense for the three months ended March 31, 2015 was $14.1 million, or approximately 40% of pre-tax income, compared to $20.6 million, for the three months ended March 31, 2014, or approximately 36% of pre-tax income. Income tax expense for the nine months ended March 31, 2015 was $37.9 million, or approximately 38% of pre-tax income, compared to $82.7 million, or approximately 37% of pre-tax income. Income tax expense for the three and nine months ended March 31, 2015 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2015, adjusted by discrete items recognized during the period. For the three months ended March 31, 2015, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the effect of state income taxes and the impact from the exclusion of certain losses incurred from our international operations offset by the benefits realized from the timing differences related to the recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale.

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

(9)	Acquisitions

German Clinic

On February 27, 2015, the Company completed the acquisition of privately-held Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG located in Germany (“Clinic”) approximately 15 miles from the Company’s European laboratories. The cash paid and preliminary total consideration transferred to acquire the Clinic was $20.1 million.

Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary fair values at the acquisition date as set forth below. The Company believes acquisition of the Clinic may facilitate the Company’s penetration into the German molecular diagnostic market. The Clinic will allow the Company to directly negotiate reimbursement with government and private insurance providers in the German market and collaborate with hospitals and physician groups. These factors contributed to consideration transferred in excess of the fair value of the Clinic’s net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction. Under German tax law the goodwill related to the purchase of the clinic is deductible and will be amortized for tax purposes over 15 years. Management estimated the fair values of tangible and intangible asset and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The preliminary allocation of the consideration transferred is subject to potential adjustments primarily due to tax-related matters, including tax basis of acquired assets and liabilities in the foreign jurisdiction, and third party valuations of acquired assets and liabilities, including deferred grants and actuarial analysis of pension assets and liabilities. During the measurement period, the Company may record adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

(in thousands)	Estimated Fair Value
Current assets	$3,078
Real property	20,715
Equipment	1,625
Other assets	43
Goodwill	16,576
Current liabilities	(4,412)
Long-term liabilities	(6,672)
Deferred grants	(10,838)

Total purchase price	$20,115

The Clinic has received subsidies from the German government for assets that were previously purchased. These subsidies are recorded in deferred grants currently totaling $10.4 million as of March 31, 2015. The recognition of revenue relating to the subsidies occurs ratably over the useful life of the related assets.

The unaudited condensed consolidated financial statements include the operating results of the Clinic in the pharmaceutical and clinical services segment from the date of acquisition. Pro forma results of operations have not been presented as the Clinic’s prior-period financial results are not considered material to the Company.

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

(In thousands except per share data)	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenue	$179,985	$188,693	$533,216	$618,743
Income from operations	$35,740	$47,396	$98,002	$199,380
Net income	$21,475	$29,173	$61,488	$122,316

Net income per share, basic	$0.30	$0.40	$0.85	$1.61
Net income per share, diluted	$0.29	$0.38	$0.82	$1.56

(10)	Goodwill and Intangible Assets

Goodwill

The following summary sets forth the changes in goodwill for the nine months ended March 31, 2015:

(In thousands)	Gross Carrying Amount
Beginning balance at June 30, 2014	$169,181
Acquisition of the clinic	16,576
Translation adjustments	(529)

Ending balance at March 31, 2015	$185,228

At March 31, 2015, the Company had recorded goodwill of $185.2 million, net of translation adjustments, related to the acquisitions of Myriad RBM, Inc. on May 31, 2011 (formerly Rules-Based Medicine, Inc.), Crescendo on February 28, 2014 and the Clinic on February 27, 2015.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. The following summarizes the amounts reported as intangible assets:

(In thousands)	Gross Carrying	Accumulated
March 31, 2015:	Amount	Amortization	Net
Purchased licenses and technologies	$199,100	$(13,719)	$185,381
Customer relationships	4,650	(1,790)	2,860
Trademarks	3,000	(350)	2,650

Total amortizable intangible assets	206,750	(15,859)	190,891

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$211,550	$(15,859)	$195,691

(In thousands)	Gross Carrying	Accumulated
June 30, 2014:	Amount	Amortization	Net
Purchased licenses and technologies	$201,100	$(6,597)	$194,503
Customer relationships	4,650	(1,441)	3,209
Trademarks	3,000	(200)	2,800

Total amortizable intangible assets	208,750	(8,238)	200,512

In-process research and development	4,800	—	4,800

Total non-amortizable intangible assets	4,800	—	4,800

Total intangible assets	$213,550	$(8,238)	$205,312

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Amortization of intangible assets	$3,136	$1,146	$9,621	$1,634

(11)	Cost Basis Investment

As of March 31, 2015, the Company had a $5.0 million investment in RainDance Technologies, Inc., which has been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet. There were no events or circumstances that indicated that impairment exists; therefore, the Company recorded no impairment in the investment for the nine months ended March 31, 2015.

(12)	Commitments and Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of March 31, 2015, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

Our business strategy for future growth is focused on three key initiatives. First, we are working to grow our existing products and markets. Second, we are expanding our business globally with an international direct sales force and through distributors. Finally, we are developing new molecular diagnostic tests across a diverse set of disease indications, complementing our current businesses in oncology, preventive care, urology, dermatology, autoimmune and neuroscience.

Products and Services

We offer fourteen commercial molecular diagnostic tests, consisting of six predictive medicine tests, three prognostic medicine tests, four personalized medicine tests and one diagnostic medicine test. We market these tests in the United States through our own sales force of approximately 500 people. We have also established commercial laboratory operations in Munich, Germany and international headquarters in Zurich, Switzerland. We currently market our myRiskTM, iBRACAnalysisTM, COLARIS®, COLARIS AP®, Prolaris®, EndoPredict® and Tumor BRACAnalysis CDxTM products in over 80 countries throughout the world through our own sales force in Europe and Canada and through distributors in other countries.

Our fourteen commercial molecular diagnostic tests include:

•	BRACAnalysis CDxTM, our personalized medicine for use as a companion diagnostic with the PARP inhibitor LynaparzaTM (olaparib);

•	iBRACAnalysisTM, our predictive medicine test for hereditary breast and ovarian cancer;

•	COLARIS®, our predictive medicine test for hereditary colorectal and uterine cancer;

•	COLARIS AP®, our predictive medicine test for hereditary colorectal cancer;

•	EndoPredict®, our prognostic medicine test for breast cancer;

•	MELARIS®, our predictive medicine test for hereditary melanoma;

•	myPathTM Melanoma (myPath), our diagnostic medicine test for diagnosis of melanoma;

•	myPlanTM Lung Cancer (myPlan), our prognostic medicine test for early stage lung cancer;

•	myRiskTM Hereditary Cancer (myRisk), our predictive medicine test for multiple hereditary cancers;

•	PANEXIA™, our predictive medicine test for pancreatic cancer;

•	PREZEON®, our personalized medicine test to assess PTEN status for drug response;

•	Prolaris®, our prognostic medicine test for prostate cancer;

•	Tumor BRACAnalysis CDxTM, our personalized medicine test for use as a companion diagnostic with certain PARP inhibitors, platinum-based drugs and other chemotherapeutic agents; and

•	Vectra® DA, our personalized medicine test to assess rheumatoid arthritis disease activity.

We are also a pioneer in the discovery and development of companion diagnostics that help patients receive the most appropriate therapy. We believe the future of drug development is creating new therapies targeted to a subset of patients who would most likely benefit from the new therapies based on the identification of novel biomarkers and the development of companion diagnostics tests. We are currently collaborating with approximately 20 major pharmaceutical and biotechnology companies to develop new drugs based on our companion diagnostic technologies. In December 2014, we also recently received FDA approval of our BRACAnalysis CDx as a companion diagnostic test to identify ovarian cancer patients who may benefit from the PARP inhibitor LynaparzaTM (olaparib). This is the first and only FDA-approved companion diagnostic for LynaparzaTM, which we believe opens a new door in personalized medicine and represents a big step forward in tailoring treatment for women with ovarian cancer. In addition, in January 2015, we announced that we had obtained CE Marking in Europe for our Tumor BRACAnalysis CDx test, which identifies tumors that have mutations in the BRCA1 or BRCA2 genes, and launched the test as a companion diagnostic for PARP inhibitors.

Through our wholly owned subsidiary, Myriad RBM, Inc., we provide biomarker discovery and pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. In March 2015, we announced the launch by Myriad RBM of immunoassay services based on the ultrasensitive Simoa TM (single molecule array) platform developed by Quanterix. The Simoa platform enables the accurate measurement of protein biomarkers that were previously difficult or even impossible to detect in blood samples.

Our technology enables us to efficiently screen large sets of clinical samples from both diseased and non-diseased populations against our extensive menu of protein biomarkers. By analyzing the data generated from these tests, we attempt to discover biomarker patterns that may be used to identify patients who would likely respond to a particular therapy.

Recent Developments

On February 27, 2015, the Company completed the acquisition of a privately-held Clinic located in Germany approximately 15 miles from the Company’s European laboratories for total consideration of $20.1 million. The Company believes acquisition of the Clinic may facilitate the Company’s penetration into the German molecular diagnostic market. The Clinic will allow the Company to directly negotiate reimbursement with government and private insurance providers in the German market and collaborate with hospitals and physician groups.

On February 3, 2015, we announced that Peter D. Meldrum, president and chief executive officer, notified the board of directors of his decision to retire at the conclusion of the fiscal year on June 30, 2015. Pursuant to our succession plan, the board of directors has unanimously elected Mark C. Capone, currently president of Myriad Genetic Laboratories, Inc., as Mr. Meldrum’s successor.

Use of Resources

During the three and nine months ended March 31, 2015, we devoted our resources to supporting and growing our molecular diagnostic testing and pharmaceutical and clinical services businesses, to the research and development of future molecular diagnostic and companion diagnostic candidates as well as repurchase of our stock as part of our share repurchase program. We have three reportable operating segments—research, molecular diagnostics and pharmaceutical and clinical services. See Note 6 “Segment and Related Information” in the notes to our condensed consolidated financial statements (unaudited) for information regarding these operating segments.

For the three and nine months ended March 31, 2015, we had net income of $21.5 million and $61.5 million and diluted earnings per share of $0.29 and $0.82, compared to net income of $36.8 million and $142.6 million and diluted earnings per share of $0.48 and $1.82 in the same period in the prior year. Net income and diluted earnings per share results for the three and nine months ended March 31, 2015 included income tax expense of $14.1 million and $37.9 million compared to $20.6 million and $82.7 million for the same period in the prior year.

Share Repurchase Program

In February 2015, we announced that our board of directors had authorized us to repurchase an additional $200 million of our outstanding common stock increasing the cumulative share repurchase authorization to $1.2 billion. During the three and nine months ended March 31, 2015, we repurchased $62.0 million and $165.9 million of our outstanding common stock. In connection with our stock repurchase program our board of directors authorized us to repurchase shares from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our pharmaceutical and clinical services. Total revenue for the three months ended March 31, 2015 was $180.0 million, compared to $182.9 million for the same three months in the prior year. The 2% decrease in total revenue is primarily due to the severe weather on the East coast. The 4% increase in pharmaceutical and clinical services revenue is primarily due to the acquisition of the Clinic in Germany.

Revenue of our molecular diagnostic tests and pharmaceutical and clinical services and revenue by product category as a percent of total revenue for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,			% of Total Revenue
(In thousands)	2015	2014	% Change	2015	2014
Molecular diagnostic testing revenue:
Hereditary Cancer Testing	$158,969	$169,565	(6%)	88%	93%

VectraDA	10,505	3,127	236%	6%	2%

Other tests	3,504	3,499	0%	2%	2%

Total molecular diagnostic testing revenue	172,978	176,191	(2%)	96%	96%

Pharmaceutical and clinical service revenue	7,007	6,733	4%	4%	4%

Total revenue	$179,985	$182,924	(2%)	100%	100%

Our molecular diagnostic revenues are generated primarily in three major markets, oncology, preventive care, and rheumatology. Oncology, preventive care and rheumatology revenue was 50%, 44% and 6% of total molecular diagnostic testing revenue, respectively, during the three months ended March 31, 2015. Sales of molecular diagnostic tests in each major market for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
(In thousands)	2015	2014	% Change
Molecular diagnostic testing revenue:
Oncology	$86,090	$92,381	(7%)
Preventive care	76,383	80,683	(5%)
Rheumatology	10,505	3,127	236%

Total molecular diagnostic testing revenue	$172,978	$176,191	(2%)

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the three months ended March 31, 2015 was $33.0 million, compared to $23.6 million for the same three months in 2014. This increase of 40% in molecular diagnostic testing cost of revenue is primarily due to the transition costs associated with the myRisk test and costs associated with Prolaris, myPath Melanoma and other new tests for which reimbursement has not yet been secured. Cost of revenue was also impacted by the addition of the VectraDA test to our product line. Our cost as a percentage of revenue may continue to fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests, changes in reimbursement rates, changes in testing volumes in the molecular diagnostic markets and as we gain economies of scale and increased efficiencies through automation. Our costs of pharmaceutical and clinical services include similar items. Cost of pharmaceutical and clinical services for the three months ended March 31, 2015 was $3.3 million, compared to $3.0 million for the same three months in 2014. This 10% increase in pharmaceutical and clinical testing cost of revenue is primarily associated with the increase in pharmaceutical and clinical services revenue as well as the acquisition of the Clinic in Germany.

During the first quarter of fiscal 2015, we initiated a national launch of our myRisk Hereditary Cancer test. As a result of this launch, test volumes for myRisk have increased rapidly and we exited the quarter with myRisk representing more than 58% of all hereditary cancer samples ordered. We improved our laboratory efficiencies significantly in the third fiscal quarter which should lead to continued improvements in turnaround times in the fourth quarter of fiscal 2015.

Our gross profit margins were 80% at March 31, 2015, compared to 85% in the same three months of the prior year. Gross profit margins were impacted primarily due to the additional costs associated with the transition to myRisk, the launch of three new tests for which reimbursement has not been obtained and the addition of the VectraDA test to the product mix, which is performed at a lower margin. There can be no assurance that gross profit margins will decrease, increase or remain at current levels.

Our research and development expenses include costs incurred in formulating, improving and creating alternative or modified processes related to and expanding the use of our current molecular diagnostic tests and costs incurred for the discovery, validation and development of our pipeline of molecular diagnostic and companion diagnostic test candidates and our pharmaceutical and clinical services. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the three months ended March 31, 2015 were $16.7 million compared to $13.4 million for same three months in 2014. This increase of 25% was primarily due to the following:

•	an increase of approximately $4.7 million in internal development activities and clinical studies related to our molecular diagnostic products and pharmaceutical and clinical services;

•	an increase of $0.4 million in research and development expenses ; and

•	a decrease of $1.8 million in share based compensation expense.

We expect that our research and development expenses as a percentage of revenues may increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and pharmaceutical and clinical services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and pharmaceutical and clinical services businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended March 31, 2015 were $91.3 million, compared to $87.6 million for the same three months in 2014. The increase in selling, general and administrative expense of 4% was due primarily to the following:

•	$5.2 million in share based compensation expense relating to executive transition;

•	an increase of $1.7 million in selling, general and administrative expenses from the acquisition of the Clinic that occurred in February 2015;

•	a decrease of approximately $1.9 million in other general administrative expenses ; and

•	a decrease of approximately $1.3 million in sales and marketing expense due to a decrease in commission expense.

We expect that our selling, general and administrative expenses will continue to increase and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic test launches, our efforts in support of our existing molecular diagnostic tests and pharmaceutical and clinical services as well as our continued international expansion efforts.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2015 was ($0.2) million compared to $2.1 million in the same period of the prior year. The $2.3 million decrease is due to interest income recorded from the note receivable from Crescendo that was extinguished with the closing of the acquisition in February 2014.

Income Tax Provision

Income tax expense for the three months ended March 31, 2015 was $14.1 million, for an effective income tax rate of approximately 40%, compared to income tax expense of $20.6 million or a 36% effective income tax rate in the same period in 2014. Our quarterly effective tax rate differs from the U.S. federal statutory rate of 35%, primarily due to a state income tax impact and an impact from exclusion of certain losses incurred from our international operations. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Results of Operations for the Nine Months Ended March 31, 2015 and 2014

Revenue

Revenue is comprised of sales of our molecular diagnostic tests and our pharmaceutical and clinical services. Total revenue for the nine months ended March 31, 2015 was $533.2 million, compared to $589.5 million for the same nine months in the prior year. The 10% decrease in total revenue is primarily due to turnaround times associated with the transition of the hereditary cancer market to our myRisk test, the timing of research projects with our pharmaceutical partners which can fluctuate from period to period, as well as the loss of the one-time bolus generated by celebrity publicity in the nine months ended March 31, 2014 that did not continue into the nine month period ended March 31, 2015. The decrease in hereditary cancer testing was offset by the addition of the VectraDA revenue from the acquisition of Crescendo.

Revenue of our molecular diagnostic tests and pharmaceutical and clinical services by product category as a percent of total revenue for the nine months ended March 31, 2015 and 2014 were as follows:

	Nine months ended March 31,			% of Total Revenue
(In thousands)	2015	2014	% Change	2015	2014
Molecular diagnostic testing revenue:
Hereditary Cancer Testing	$474,491	$551,683	(14%)	89%	94%

VectraDA	31,926	3,127	921%	6%	1%

Other tests	10,217	10,525	(3%)	2%	2%

Total molecular diagnostic testing revenue	516,634	565,335	(9%)	97%	96%

Pharmaceutical and clinical service revenue	16,582	24,115	(31%)	3%	4%

Total revenue	$533,216	$589,450	(10%)	100%	100%

Our molecular diagnostic revenues are generated primarily in three major markets, oncology, preventive care, and rheumatology. Oncology, preventive care and rheumatology revenue was 49%, 45% and 6% of total molecular diagnostic testing revenue, respectively, during the nine months ended March 31, 2015. Sales of molecular diagnostic tests in each major market for the nine months ended March 31, 2015 and 2014 were as follows:

	Nine months ended March 31,
(In thousands)	2015	2014	% Change
Molecular diagnostic testing revenue:
Oncology	$253,779	$302,298	(16%)
Preventive care	230,929	259,910	(11%)
Rheumatology	31,926	3,127	921%

Total molecular diagnostic testing revenue	$516,634	$565,335	(9%)

The decline in the oncology and preventive care markets were impacted by the reduced volumes from celebrity publicity as described above, as well as increased competition.

Costs and Expenses

Cost of revenue is comprised primarily of salaries and related personnel costs, laboratory supplies, royalty payments, equipment costs and facilities expense. Cost of molecular diagnostic testing revenue for the nine months ended March 31, 2015 was $100.9 million, compared to $67.8 million for the same nine months in 2014. This increase of 49% in molecular diagnostic testing cost of revenue is primarily due to the transition costs associated with the myRisk test and costs associated with Prolaris, myPath Melanoma and other new tests for which reimbursement has not yet been secured. Cost of revenue was also impacted by the addition of the VectraDA test to our product line, which has not received full reimbursement. Our cost of revenue may continue to fluctuate from quarter to quarter based on the introduction of new molecular diagnostic tests, changes in reimbursement rates, changes in testing volumes in the molecular diagnostic segments and as we gain economies of scale and increased efficiencies through automation. Our costs of pharmaceutical and clinical services include similar items. Cost of pharmaceutical and clinical services for the nine months ended March 31, 2015 was $8.2 million, compared to $10.4 million for the same nine months in 2014. This 21% decrease in pharmaceutical and clinical testing cost of revenue is primarily due to the 31% decrease in pharmaceutical and clinical services revenue.

Our gross profit margins were 80% for the nine months ended March 31, 2015, compared to 87% in the same nine months of the prior year. Gross profit margins were impacted by the change in product mix primarily due to the additional costs associated with the transition to myRisk, the launch of new tests for which reimbursement has not been obtained and the addition of the VectraDA test to the product mix, which is at a lower margin.

Our research and development expenses include costs incurred in formulating, improving and creating alternative or modified processes related to and expanding the use of our current molecular diagnostic tests and costs incurred for the discovery, validation and development of our pipeline of molecular diagnostic and companion diagnostic test candidates and our pharmaceutical and clinical services. Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, clinical trial costs, equipment, and facilities costs. Research and development expenses incurred during the nine months ended March 31, 2015 were $56.8 million compared to $47.3 million for same nine months in 2014. This increase of 20% was primarily due to the following:

•	an increase of $7.6 million in research and development expense relating to the acquisition of Crescendo;

•	an increase of $1.8 million in development of existing products;

•	an increase of $1.3 million in research and development related to companion diagnostic products; and

•	a decrease of $1.2 million in share based compensation expense.

Our research and development expenses as a percentage of revenues may increase over the next several years as we continue to develop our pipeline and expand our offerings of molecular diagnostic tests and pharmaceutical and clinical services.

Our sales, general and administrative expenses include costs associated with building our molecular diagnostic and pharmaceutical and clinical services businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the nine months ended March 31, 2015 were $269.4 million, compared to $242.8 million for the same nine months in 2014. The increase in selling, general and administrative expense of 11% was due primarily to the following:

•	an increase of $29.0 million in selling, general and administrative expenses from the acquisition of Crescendo;

•	$8.3 million in share based compensation expense relating to executive transition;

•	a decrease of approximately $7.6 million in bad debt expense associated with the decrease in revenue and improved collection efforts; and

•	a decrease of approximately $3.1 million in other general administrative expenses including sales and marketing, share based compensation, international and other general expenses

Other Income (Expense)

Other income for the nine months ended March 31, 2015 was $1.4 million compared to $4.1 million in the same period of the prior year. The $2.7 million decrease is due to interest income recorded from the note receivable from Crescendo that was extinguished with the closing of the acquisition in February 2014 partially offset by foreign exchange gains relating to our pledged account.

Income Tax Provision

Income tax expense for the nine months ended March 31, 2015 was $37.9 million, for an effective income tax rate of approximately 38%, compared to income tax expense of $82.7 million or a 37% effective income tax rate in the same period in 2014. Our quarterly effective tax rate differs from the U.S. federal statutory rate of 35%, primarily due to a state income tax impact and an impact from exclusion of certain losses incurred from our international operations offset by the benefits realized from the timing differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Liquidity and Capital Resources

Cash, cash equivalents and marketable investment securities were $175.6 million at March 31, 2015 compared to $270.6 million at June 30, 2014, a decrease of $95.0 million. This decrease in cash, cash equivalents and marketable investment securities was attributable to the purchase of $165.9 million of our common stock under our share repurchase programs and $20.1 million for the acquisition of the Clinic offset by our cash collections from sales of molecular diagnostic tests and pharmaceutical and clinical services.

Net cash provided by operating activities was $89.5 million during the nine months ended March 31, 2015, compared to $149.3 million during the same nine months in 2014. Our cash from operations was impacted by a decrease in net income compared to the nine months ended March 31, 2014.

Our investing activities provided cash of $43.7 million during the nine months ended March 31, 2015 compared to providing cash of $1.2 million during the same nine months in 2014. Investing activities were comprised of $20.1 million in cash used to purchase the Clinic, capital expenditures for equipment and facilities of $21.9 million to support expanded myRisk testing volumes, offset by the net proceeds from the maturity, purchases and sales of marketable investment securities of $85.7 million.

Financing activities used cash of $137.1 million during the nine months ended March 31, 2015 and $169.7 million in the same nine months in 2014. Cash utilized in financing activities during the nine months ended March 31, 2015 was primarily due to the purchase of $165.9 million of our common stock through our share repurchase programs partially offset by $25.6 million from cash provided primarily by the exercise of stock options.

We believe that our existing capital resources and net cash expected to be generated from sales of our molecular diagnostic tests and pharmaceutical and clinical services will be adequate to fund our current and planned operations for the next several years, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise additional funds. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	increased competition in our major markets or the introduction of technological innovations or new commercial tests by our competitors;

•	declines in revenue or margins in our molecular diagnostic testing and pharmaceutical and clinical services businesses;

•	termination of the licenses underlying our molecular diagnostic tests and pharmaceutical and clinical services or failure to enter into product or technology licensing or other arrangements favorable to us;

•	unexpected backlog, delays or other problems with operating our laboratory facilities;

•	costs and expenses incurred in supporting our existing molecular diagnostic tests and pharmaceutical and clinical services;

•	progress, results and cost of transitioning from our current single cancer tests to our cancer panel test, myRisk, as well as developing and launching additional molecular diagnostic tests and offering additional pharmaceutical and clinical services;

•	potential business development activities, in-licensing agreements and acquisitions;

•	our ability to successfully integrate and achieve the expected benefits of our business development activities, in-licensing agreements and acquisitions, such as our acquisition of Crescendo;

•	decisions or changes in the government regulatory approval process for our tests;

•	timing and amount of repurchases of our common stock;

•	the progress, results and costs of our international expansion efforts;

•	the costs, timing, outcome, and enforcement of any regulatory review of our existing or future molecular diagnostic tests and pharmaceutical and clinical services;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and pursuing or defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us or that we pursue;

•	changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries;

•	changes in the governmental or private insurers’ reimbursement levels for our tests; and

•	changes in structure of the healthcare system or healthcare payment systems.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our molecular diagnostic tests and pharmaceutical and clinical services may continue to decline or will not increase at historical rates; risks related to our ability to transition from our single cancer tests to our new cancer panel test, including unexpected costs and delays; risks related to decisions or changes in the governmental or private insurers’ reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services and any future tests and services are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to our projections about our business, results of operations and financial condition; risks related to the potential market opportunity for our products and services; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents or other intellectual property; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

There have been no material changes in our market risk during the nine months ended March 31, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which is incorporated by reference herein.

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

BRCA1 and BRCA2 Based Hereditary Cancer Test Patent Multi-District Litigation

As described below, we have entered into settlement agreements that conclude in its entirety the Multi-District Litigation matter in the United States District Court for the District of Utah (the “Utah Federal Court”) captioned In re: BRCA1- and BRCA2-Based Hereditary Cancer Test Patent Litigation that consolidated five lawsuits filed by us and the University of Utah Research Foundation, HSC Research and Development Limited Partnership (an affiliate of Hospital For Sick Children), the Trustees of the University of Pennsylvania, and Endorecherche, Inc. (collectively, the “Patent Owners”). The litigation included lawsuits filed by us seeking to enforce the Patent Owners’ and our rights relating to the BRCA1, BRCA2 and MUTYH genes and three declaratory judgment actions filed in other courts by third parties seeking a determination that they do not infringe various BRCA1, BRCA2 and MUTYH patent claims owned by us and the Patent Owners and that these patent claims are invalid.

As disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, we and the Patent Owners have entered into settlement agreements with Laboratory Corporation of America Holdings, Pathway Genomics Corporation, Invitae Corporation, Ambry Genetics Corporation and Counsyl, Inc., providing for the dismissal of the litigation with each party and releasing each other party of its claims and counterclaims brought in the litigation. In addition, during the fiscal quarter ended March 31, 2015, we entered into settlement agreements with the remaining parties, GeneDX, Inc., Quest Diagnostics Incorporated and Quest Diagnostics Nichols Institute, providing for the dismissal of the litigation with each party and releasing each other party of its claims and counterclaims brought in the litigation. Each party is to bear its own attorney fees and costs of the litigation. The settlement agreements also provided for a covenant to not sue on the patents asserted in the litigation against each party. The Utah Federal Court has now dismissed the litigation proceedings involving all of the parties.

We are presently not a party to any legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In February 2015, our board of directors authorized us to repurchase an additional $200 million of our outstanding common stock. In connection with this stock repurchase program, we have been authorized to repurchase shares through open market transactions or privately negotiated purchases, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. There is no specified term or expiration date for this program.

During the three months ended March 31, 2015 we acquired the following shares of common stock under our stock repurchase program and in connection with certain employee stock awards:

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	429,352	$37.06	424,632	45,974,977
February 1, 2015 to February 28, 2015	894,733	$33.91	892,088	215,725,290
March 1, 2015 to March 31, 2015	461,888	$34.63	461,888	199,729,778
Total	1,785,973		1,778,608	$199,729,778

*	The difference between column (a) and (c) relates to shares surrendered by employees to us to satisfy tax withholding obligations in connection with the vesting of restricted stock unit awards in accordance with the terms of our 2010 Employee, Director and Consultant Equity Incentive Plan, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1$	Resignation Agreement between Myriad Genetics, Inc. and Peter D. Meldrum Dated January 30, 2015 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2015 (File No. 000-26642) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

$	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 6, 2015	By:	/s/ Peter D. Meldrum
Peter D. Meldrum
President and Chief Executive Officer
(Principal executive officer)

Date: May 6, 2015	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)