Form 10-K
period 2015-06-30
MYRIAD GENETICS INC
filed 2015-08-12
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,424,609,397.

As of July 31, 2015 the registrant had 68,604,579 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement, to be filed no later than 120 days following June 30, 2015, for the Annual Meeting of Stockholders to be held on December 3, 2015.

“We,” “us,” “Myriad” and the “Company” as used in this Annual Report on Form 10-K refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.

“Myriad,” BRACAnalysis, BRACAnalysis CDx, BART, COLARIS, COLARIS AP, MELARIS, myPath, myPlan, myChoice, Myriad myRisk, PANEXIA, PREZEON, Prolaris, myChoice HRD, Vectra, Vectraview, TruCulture, DiscoveryMAP and RodentMap are registered trademarks or trademarks of Myriad.

PART I

Item 1.	BUSINESS

Overview

We are one of the largest specialty molecular diagnostic laboratories in the world and since our founding in 1992, have tested over 1.5 million patients. We are headquartered in Salt Lake City, Utah and generated worldwide revenues of approximately $723 million during our fiscal year ended June 30, 2015. We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs.

Our Mission

Our goal is to provide physicians with critical information to guide the healthcare management of their patients by addressing four major questions a patient may have about their healthcare:

•	What is the likelihood of my getting a disease?

•	Do I have a disease?

•	How aggressively should my disease be treated?

•	Which therapy will work best to treat my disease?

Over time, we have developed and plan to develop additional products that answer these important questions in six medical specialties: oncology, preventive care, urology, dermatology, autoimmune and neuroscience. We believe that these product channels represent markets where there is a significant opportunity for high-value molecular diagnostic tests to positively impact patient care and drive value for the healthcare system.

Our Business Strategy

Our strategy is focused on executing the following three strategic imperatives:

1.	Transition and expand the hereditary cancer market—In fiscal year 2015, approximately 88 percent of our revenue was derived from the sale of products to assess a patient’s risk for hereditary cancer. Given that this is our most important market and that we are the worldwide leader in hereditary cancer testing, we are focused on transitioning this market from single-syndrome testing to a more sensitive panel approach. Additionally, we are continuing to expand market penetration as well as grow the number of patients eligible for testing. In the United States, we are currently conducting multiple clinical studies focused on expanding the addressable patient populations who qualify for hereditary cancer testing. Upon completion of these studies, we plan to work with professional guideline organizations to expand access to our hereditary cancer testing products.

2.	Launch new products across a diverse set of disease indications—We plan to continue to use our proprietary DNA sequencing, RNA expression and protein analysis technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover important genes and their proteins and to understand their role in human disease. Based on these biomarkers, we plan to develop highly accurate, informative tests that may help physicians better manage their patients’ healthcare. We believe that our technologies provide us with a significant competitive advantage and the potential for numerous product opportunities. Our goal is to commercialize informative molecular diagnostic tests that can save lives and improve the quality of life of patients. In addition to the commercially marketed products mentioned below in our molecular diagnostic testing segment we have a pipeline of additional publicly announced tests. We believe the global market for all of our commercial and pipeline products exceeds $25 billion annually.

3.	Expand our molecular diagnostic business internationally—We believe that the market for our molecular diagnostic products in Europe, Latin America and Asia represents an attractive commercial opportunity. We have established sales offices in Germany, France, United Kingdom, Spain, Switzerland, Italy, Australia and Canada; laboratory operations in Germany; and international headquarters in Switzerland. We believe that our hereditary cancer products would benefit patients worldwide by assisting physicians in guiding their health care decisions.

Molecular Diagnostic Testing

Our molecular diagnostic tests are designed to analyze genes, their expression levels and corresponding proteins to assess an individual’s risk for developing disease later in life, accurately diagnose disease, determine a patient’s likelihood of responding to a particular drug, or assess a patient’s risk of disease progression and disease recurrence. Provided with this valuable information, physicians may more effectively manage their patient’s healthcare to prevent or delay the onset of disease and help ensure that patients receive the most appropriate treatment for their disease.

Below are the descriptions of our primary molecular diagnostic tests:

•	myRisk™ Hereditary Cancer: DNA sequencing test for assessing the risks for hereditary cancers. Our myRisk Hereditary Cancer test represents the next generation of our existing hereditary cancer testing franchise which we anticipate will eventually replace our current predictive medicine test offerings (BRACAnalysis, BART, Colaris and Colaris AP and Melaris) with a single comprehensive test. myRisk Hereditary Cancer is designed to determine a patient’s hereditary cancer risk for breast cancer, ovarian cancer, colon cancer, uterine cancer, melanoma, pancreatic cancer, prostate cancer and gastric cancer. The test analyzes 25 separate genes to look for deleterious mutations that would put a patient at a substantially higher risk than the general population for developing one or more of the above cancers. All 25 genes in the panel are well documented in clinical literature for the role they play in hereditary cancer and have been shown to have actionable clinical interventions for the patient to lower disease risk or risk of cancer recurrence. The myRisk report presents the myRisk Genetic Test Result and myRisk Management Tool that summarizes published management guidelines related to the patient’s genetic mutation as well as their personal and family history of cancer. myRisk Hereditary Cancer testing identifies more mutation carriers than BRACAnalysis® and COLARIS® combined. We believe the global market for myRisk Hereditary Cancer and all of our hereditary cancer tests is approximately $5 billion annually. myRisk Hereditary Cancer was initially released through an early access launch that began in September 2013.

•	BRACAnalysis®: DNA sequencing test for assessing the risk of developing breast and ovarian cancer. Our BRACAnalysis test is an analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk of developing hereditary breast and ovarian cancer. A woman who tests positive for a deleterious mutation with the BRACAnalysis test has up to an 87% risk of developing breast cancer and up to a 44% risk of developing ovarian cancer by age 70. As published in the Journal of the National Cancer Institute, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast or ovarian cancer can reduce their risk by more than 50% with appropriate preventive therapies. Additionally, BRACAnalysis may be used to assist patients already diagnosed with breast or ovarian cancer and their physicians in determining the most appropriate therapeutic interventions to address their disease.

According to the American Cancer Society, in 2015 there will be approximately 253,000 women in the United States diagnosed with breast cancer or ovarian cancer.

•	BART®: DNA sequencing test for hereditary breast and ovarian cancer. Our BART test is based on proprietary technology for detecting large genomic rearrangements in the genes involved in hereditary breast and ovarian cancer patients. As published in the journal Cancer, researchers have shown that up to 10% of hereditary breast and ovarian cancer susceptibility is due to large rearrangement mutations that can’t be detected using conventional sequencing technology.

•	BRACAnalysis CDx ™: DNA sequencing test for use as a companion diagnostic with the PARP inhibitor LynparzaTM (olaparib) currently indicated for use in identifying ovarian cancer patients with deleterious or suspected deleterious germline BRCA variants eligible for treatment with LynparzaTM. Approximately 15% of patients with epithelial ovarian cancer are BRCA positive.

•	Tumor BRACAnalysis CDx ™: DNA sequencing test designed to be utilized to predict response to DNA damaging agents such as platinum based chemotherapy agents and poly ADP ribose (PARP) inhibitors. Tumor BRACAnalysis CDx looks at both germline and somatic mutations in the BRCA1 and BRCA2 genes giving a more complete picture of potential loss of DNA repair ability within the tumor. Approximately 22% of epithelial ovarian cancer patients will test positive for Tumor BRACAnalysis CDx. Currently the test is only offered through our European laboratory in Munich Germany.

•	COLARIS®: DNA sequencing test for assessing the risk of colorectal and uterine cancer. Our COLARIS test is an analysis of the MLH1, MSH2, MSH6, PMS2, EPCAM and MYH genes for assessing a person’s risk of developing colorectal and uterine cancer. Individuals who carry a deleterious mutation in one of the colon cancer genes in the COLARIS test have a greater than 80% lifetime risk of developing colon cancer and women have up to a 71% lifetime chance of developing uterine cancer. Colon cancer is a preventable disease if high-risk individuals diligently have colonoscopies and remove any precancerous polyps.

According to the American Cancer Society, approximately 200,000 new cases of colorectal cancer or uterine cancer will be diagnosed in the United States in 2015. According to the American Society of Clinical Oncologists, familial forms of colorectal cancer are estimated to account for 10% to 30% of all cases.

•	COLARIS AP®: DNA sequencing test for assessing the risk of colorectal cancer. Our COLARIS AP test detects mutations in the APC and MYH genes, which cause a colon polyp-forming syndrome such as familial adenomatous polyposis (FAP), a more common variation of the syndrome known as attenuated FAP, and the MYH-associated polyposis signature (MAP). Individuals who carry a deleterious mutation in the APC or MYH gene may have a greater than 90% lifetime risk of developing colon cancer. Effective preventive measures include colonoscopy and the removal of pre-cancerous polyps and prophylactic surgery.

•	Vectra®DA: protein detection test for assessing the disease activity of rheumatoid arthritis. Our Vectra DA test is a quantitative, objective multi-biomarker blood test validated to measure rheumatoid arthritis (RA) disease activity. Vectra DA assesses multiple mechanisms and pathways associated with RA disease activity and integrates the concentrations of 12 serum proteins into a single score reported on a scale of 1 to 100. The test may be used throughout the course of a patient’s disease and provides clinicians with expanded insight on disease severity and the risk of radiographic progression.

According to the Arthritis Foundation, there are over 1.5 million Americans with rheumatoid arthritis. We believe the global market for Vectra DA is approximately $3 billion annually. Vectra DA accounted for 6.0% of our total revenue during the year ended June 30, 2015.

•	Prolaris®: RNA expression test for assessing the aggressiveness of prostate cancer. Our Prolaris test is a gene expression assay that assesses whether a patient is likely to have a slow growing, indolent form of prostate cancer that can be safely monitored through active surveillance, or a more aggressive form of the disease that would warrant aggressive intervention such as a radical prostatectomy or radiation therapy. The Prolaris test was developed to improve physicians’ ability to predict disease outcome and to thereby optimize patient treatment.

According to the American Cancer Society, in the United States approximately 220,000 men are expected to be diagnosed with prostate cancer in 2014. We believe the global market for Prolaris is approximately $1.5 billion annually.

•	EndoPredict®: RNA expression test for assessing the aggressiveness of breast cancer. The EndoPredict test, licensed for distribution outside the U.S., is a next-generation RNA expression test used to determine which women with breast cancer would benefit from chemotherapy. EndoPredict predicts the likelihood of metastases to help guide treatment decisions for chemotherapy and extended anti-hormonal therapy. EndoPredict has been shown to accurately predict cancer-specific disease progression and metastases with no confusing intermediate results in 13 published clinical studies with more than 2,200 patients and is CE marked. We believe the international market for EndoPredict is approximately $400 million annually.

•	myPath™ Melanoma: RNA expression test for diagnosing melanoma. Our myPath Melanoma test is a gene expression based profile that is performed on biopsy tissue for the purpose of aiding a dermatopathologist in the diagnosis of melanoma. Every year in the United States, there are approximately two million skin biopsies performed specifically for the diagnosis of melanoma. Approximately 14% of these biopsies are classified as indeterminate where a dermatopathologist cannot make a definitive call as to whether the biopsy is benign or malignant. Outcomes for patients are poor if melanoma is not caught in early stages with five year survival rates dropping from 98% for stage 1 cancer to less than 20% for stage 4 cancer based upon data from the American Cancer Society. We believe myPath Melanoma may provide an accurate tool to assist physicians in correctly diagnosing indeterminate skin lesions.

There are approximately 280,000 indeterminate diagnosis of melanoma every year in the United States. We believe the global market for myPath Melanoma is approximately $1 billion annually. myPath Melanoma was released through an early access launch that began in November 2013.

•	myPlan™ Lung Cancer: RNA expression test for assessing the aggressiveness of lung cancer. Our myPlan Lung Cancer test is a gene expression based profile that may aid a physician in making a determination as to the aggressiveness of a patient’s lung cancer and based upon this determination more accurately guide patient therapy. Most early stage lung cancer patients do not see added benefit from chemotherapy. We believe this test may be clinically applicable in the approximately 30,000 new lung cancer diagnoses every year that are early stage lung cancer. We believe the global market for myPlan Lung Cancer is approximately $200 million annually.

myPlan Lung Cancer was released through an early access launch that began in October 2013.

Pharmaceutical and Clinical Services

Our pharmaceutical and clinical services consist of the following:

•	Through Myriad RBM, we provide biomarker discovery and pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers. During the year ended June 30, 2015, Myriad RBM accounted for 2.9% of total revenue. In addition to the fees received from analyzing these samples, we also use this information to create and validate potential companion diagnostic test panels.

•	On February 27, 2015, we completed the acquisition of Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) located approximately 15 miles from the Company’s European laboratories in Munich, Germany for total consideration of $20.1 million. We believe the acquisition of the Clinic should facilitate our penetration into the German molecular diagnostic market. The Clinic will allow us to directly negotiate reimbursement with government and private insurance providers for our tests in the German market and collaborate with hospitals and physician groups.

The Molecular Diagnostic Industry and Competition

The markets in which we compete are rapidly evolving, and we face competition from multiple public companies, private companies, and academic/university laboratories for a number of our laboratory testing services.

In the hereditary cancer testing market we have faced increased competition since a landmark U.S. Supreme Court decision in June 2013 invalidated some of the key patent claims covering our hereditary cancer testing products. These patents were originally set to begin expiring in 2015 and beyond. Since this Supreme Court decision, numerous large reference laboratories, small private laboratories, and academic/university laboratories have launched competing hereditary cancer tests. Two years following the Supreme Court decision, we believe we currently have approximately 90 percent market share in the U.S. hereditary cancer testing market.

The market for hereditary cancer testing has evolved dramatically over time. Broad reimbursement coverage for hereditary cancer tests began emerging in the early 2000s and coupled with increased public awareness around genetics and Myriad’s marketing and promotional efforts, there has been significant growth in testing volumes. One of the largest drivers of growth has been increased testing in asymptomatic patients in the preventive care setting which now comprise nearly half of all tests performed in the United States. We are working to continue to expand awareness around hereditary cancer testing and expand the number of patients that qualify for hereditary cancer testing under medical guidelines and health insurance coverage policies.

Another factor influencing the marketplace has been the advent of next generation sequencing. This has allowed the transition from single syndrome tests to targeted pan-cancer panels in a cost effective manner without sacrificing test accuracy. We launched our first pan-cancer panel, myRisk Hereditary Cancer, in September, 2013, and we believe panel based tests will become standard of care in the marketplace based upon their greater sensitivity at finding cancer causing mutations. We have presented multiple studies showing that myRisk Hereditary Cancer can detect greater than 60 percent more deleterious mutations when compared to our legacy hereditary cancer tests. As of June 30, 2015, approximately 72 percent of our hereditary cancer testing business had been transitioned to myRisk Hereditary Cancer from our legacy single syndrome tests.

Myriad competes in the hereditary cancer testing market based upon several factors including:

1)	the analytical accuracy of our tests

2)	our ability to classify genetic variants in hereditary cancer genes

3)	the quality of our sales and marketing for our products

4)	the quality of our customer service and support

5)	turnaround time; and

6)	value

We believe that we have substantial advantages in terms of our test accuracy and ability to classify variants. Based on our testing experience of over 1.5 million patients, and our substantial investments in our variant classification program, we have compiled a proprietary database of over 30,000 unique genetic variants in the genes tested by myRisk Hereditary Cancer. We believe this database allows us to provide more accurate results to patients and return a variant of unknown significance (VUS) result to patients less frequently. We have demonstrated that this classification advantage leads to lower long-term healthcare costs and lower utilization of unnecessary healthcare services.

Given our scale relative to other laboratories in the hereditary cancer testing market, we believe we also have substantial competitive advantages in terms of cost efficiencies and laboratory automation, which leads to faster turnaround times for our tests.

In the urology market, we compete against a small number of public and private companies for our prostate cancer prognostic test, Prolaris. We compete in this market primarily based upon the quality of the clinical data supporting the test, its first mover advantage in the marketplace and the strength of its sales support and customer service.

In the autoimmune market, our Vectra DA test competes primarily against traditional methodologies for assessing rheumatoid arthritis disease activity such as a physician’s clinical assessment of the patient and single marker laboratory tests such as C-reactive protein (CRP). We believe we have the only clinically validated multi-biomarker product on the market to assess rheumatoid arthritis disease activity.

In the pharmaceutical and clinical services segment, our Myriad RBM division competes against other contract research organizations and academic laboratories for business from pharmaceutical and research customers.

Sales and Marketing

We plan to sell our tests through our own direct sales force and marketing efforts in the United States, Europe, Australia and Canada. Our United States sales force is comprised of approximately 590 individuals across five separate sales channels. In connection with any additional tests that we may launch, we plan to expand our existing oncology, preventive care, urology, dermatology, and autoimmune care sales forces, and build new sales forces to address other physician specialty groups. We have entered into distributor agreements with organizations in selected European, Latin American, Middle Eastern, Asian and African countries.

Research and Development

We plan to continue to use our proprietary DNA sequencing, RNA expression and protein analysis technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover important genes and their proteins and to understand their role in human disease. Based on these biomarkers we plan to develop highly accurate, informative tests that may help physicians better manage their patients’ healthcare. We believe that our technologies provide us with a significant competitive advantage and the potential for numerous product opportunities. For the years ended June 30, 2015, 2014 and 2013, we had research and development expense of $75.5 million, $67.5 million and $53.7 million, respectively.

Acquisitions

We intend to continue to take advantage of in-licensing or acquisition opportunities to augment our internal research and development programs. We recognize that we cannot meet all of our research discovery goals internally and can benefit from the research performed by other organizations. We hope to leverage our financial strength, product development expertise, and sales and marketing presence to acquire new product opportunities in our molecular diagnostic areas of focus.

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

In February 2015, we completed the acquisition of the Clinic located in Germany approximately 15 miles from our European laboratories in Munich, Germany for total consideration of $20.1 million. We believe the acquisition of the Clinic should facilitate our penetration into the German molecular diagnostic market. The Clinic will allow us to directly negotiate reimbursement with government and private insurance providers in the German market and collaborate with hospitals and physician groups.

Seasonality

We experience seasonality in our testing business. The volume of testing is negatively impacted by the summer holiday season which is generally reflected in our fiscal first quarter. Our fiscal second quarter ending December 31 is generally strong as we see an increase in volume from patients who have met their annual insurance deductible. Conversely, fiscal third quarter ending March 31 is typically negatively impacted by the annual reset of patient deductibles. Additionally, we can experience increases in testing volume due to celebrity publicity.

Patents and Proprietary Rights

We own or have license rights to issued patents as well as numerous patent applications in the United States and foreign countries. These patents and patent applications cover a variety of subject matter including, diagnostic biomarkers, gene expression signatures, antibodies, primers, probes, assays, disease-associated genetic mutations, methods for determining genetic predisposition, methods for disease diagnosis, methods for determining disease progression, methods for disease treatment, and general molecular diagnostic techniques. For some of the patents, we hold rights through exclusive or non-exclusive license agreements. We also own additional patent applications and hold other non-exclusive license rights to patents which cover various aspects of our tests or processes. The patent protection for our key tests is described below.

myRisk Hereditary Cancer. We own or have exclusive license rights to issued U.S. patents and pending U.S. patent applications relating to myRisk Hereditary Cancer testing. Subject to applicable extensions, we anticipate that the expiration dates of these patents ranging from 2015 up to the last patent, if issued from the currently pending applications, expected to expire in 2035. These patents and patent applications disclose and claim varied subject matter, including claims relating to compositions of matter on synthetic nucleic acids, probes and primers, methods of detecting genetic mutations in the 25 genes that comprise the test (individually and in numerous combinations) and the use thereof for diagnosing predisposition to various cancers, and general molecular diagnostic technology relating to myRisk Hereditary Cancer.

BRACAnalysis. We own issued U.S. patents relating to BRACAnalysis® testing, including BRACAnalysis CDx testing. These U.S. patents have terms that are expected to expire commencing in 2015, with the last patent expected to expire in 2025. These patents contain multiple claims, including claims relating to compositions of matter on synthetic BRCA1 and BRCA2 nucleic acids, probes and primers, methods of detecting genetic mutations in the BRCA1 and BRCA2 genes and the use thereof for diagnosing predisposition to breast or ovarian cancer, and general molecular diagnostic technology relating to BRACAnalysis testing.

BART. We own issued U.S. patents relating to BART testing. These U.S. patents have terms that are expected to expire commencing in 2015, with the last patent expected to expire in 2025. These patents contain multiple claims, including but not limited to claims relating to composition of matter on synthetic BRAC1 and BRCA2 nucleic acids, composition of matter on probes and primers, methods of detecting genomic rearrangements and methods of determining BRCA1 and BRCA2 related predisposition to cancer.

COLARIS and COLARIS AP. We own issued U.S. patents relating to COLARIS and COLARIS AP testing. These U.S. patents have terms that began to expire commencing in 2017, with the last patent expected to expire in 2026. These patents contain multiple claims, including but not limited to claims relating to compositions of matter on synthetic MUTYH nucleic acids, methods of detecting mutations in the MUTYH gene, methods for determining MUTYH- related predisposition to cancer, and general molecular diagnostic technology applicable to COLARIS and COLARIS AP testing.

Vectra DA. We hold an exclusive license to pending U.S. patent applications relating to Vectra®DA testing. These U.S. applications, if issued as patents, will have terms that begin to expire commencing in 2030. These patents contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for measuring and monitoring inflammatory disease activity.

We intend to seek patent protection in the United States and major foreign jurisdictions for synthetic nucleic acids, antibodies, biomarker signatures, assays, probes, primers, technologies, methods, processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. However, any patents issued to us or our licensors may not afford meaningful protection for our products or technology or may be subsequently circumvented, invalidated or narrowed or found unenforceable, such as occurred in our two recent court cases: Association for Molecular Pathology et al. v. Myriad Genetics, Inc. et al. and University of Utah Research Foundation et al. v. Ambry Genetics Corp. et al. Any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, others may obtain patents having claims which cover aspects of our tests or processes which are necessary for or useful to the development, use or performance of our diagnostic products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of our molecular diagnostic tests could be limited or prohibited.

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

We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. These include some of our genomic, proteomic, RNA expression, mutation analysis, robotic and bioinformatic technologies which may be used in discovering and characterizing new genes and proteins and ultimately used in the development or analysis of molecular diagnostic tests. We also maintain a database of gene mutations and their status as either harmful or benign for all of our hereditary cancer tests. To further protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or tests, competitors may be able to market competing processes and tests.

License Agreements

We are a party to license agreements which give us the rights to use certain technologies in the research, development, testing processes, and commercialization of our molecular diagnostic tests and pharmaceutical and clinical services. We may not be able to continue to license these technologies on commercially reasonable terms, if at all. Additionally, patents underlying our license agreements may not afford meaningful protection for our technology or tests or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our failure to maintain rights to this technology could have a material adverse effect on our business.

In 2010, Crescendo Bioscience, Inc. (now a wholly-owned subsidiary of the Company) entered into a license agreement with the Oklahoma Medical Research Foundation (the “OMRF”), for the exclusive world-wide right to utilize certain intellectual property rights of OMRF including patent applications relating to what is now Vectra®DA testing. Under this license agreement we pay OMRF a royalty based on net sales of our Vectra®DA test. This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2030. OMRF has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

In 2014, Myriad Genetics GmbH entered into a Distribution and Development Agreement with Sividon Diagnostics GmbH (“Sividon”) for the exclusive right to market, sell and distribute the EndoPredict test in various worldwide countries, excluding the United States. Under the agreement, we purchase the EndoPredict test from Sividon for marketing and resale in the authorized countries. The agreement has an initial term which expires in January of 2017. Sividon may terminate the agreement, on a country by country basis with immediate effect if certain revenue commitments are not accomplished for the specified country. We have the right to terminate the agreement without cause upon six months’ notice. Additionally, either party may terminate the agreement for material, uncured breaches, or immediately on a country by country basis for infringement of intellectual property rights. Following termination of the agreement, we have a period of nine months to sell existing inventories of the EndoPredict test. The agreement is renewable for an additional two year term upon the mutual agreement of the parties.

Governmental Regulation

The services that we provide are regulated by federal, state and foreign governmental authorities. Failure to comply with the applicable laws and regulations can subject us to repayment of amounts previously paid to us, significant civil and criminal penalties, loss of licensure, certification, or accreditation, or exclusion from state and federal health care programs. The significant areas of regulation are summarized below.

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Each of our clinical laboratories must hold certain federal, state and local licenses, certifications and permits to conduct our business. Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services. Our laboratories in Salt Lake City, Utah, Austin, Texas and South San Francisco, California are CLIA certified to perform high complexity tests.

In addition, CLIA requires each of our certified laboratories to enroll in an approved proficiency testing program if performing testing in any category for which proficiency testing is required. Each of our laboratories periodically tests specimens received from an outside proficiency testing organization and then submits the results back to that organization for evaluation. If one of our laboratories fails to achieve a passing score on a proficiency test, then it loses its right to perform testing. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of the laboratory’s CLIA certification.

As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (“CMS”), a CMS agent (typically a state agency), or, a CMS-approved accreditation organization. Because our laboratories are accredited by the College of American Pathologists (“CAP”), which is a CMS-approved accreditation organization, they are typically subject to CAP inspections.

Our laboratories are licensed by the appropriate state agencies in the states in which they operate, if such licensure is required. In addition, our laboratories hold state licenses from California, Florida, New York, Pennsylvania, Rhode Island and Maryland, to the extent that they accept specimens from one or more of these states, each of which requires out-of-state laboratories to obtain licensure.

If a laboratory is out of compliance with state laws or regulations governing licensed laboratories or with CLIA, may include suspension, limitation or revocation of the license or CLIA certificate, assessment of financial penalties or fines, or imprisonment. Loss of a laboratory’s CLIA certificate or state license may also result in the inability to receive payments from state and federal health care programs as well as private third party payors. We believe that we are in material compliance with CLIA and all applicable licensing laws and regulations.

Food and Drug Administration

Although the Food and Drug Administration (FDA) has consistently claimed that it has the authority to regulate laboratory-developed tests (“LDTs”) that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion in not otherwise regulating most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. It is unclear at this time when, or if, the draft guidance documents will be finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance (in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs). Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time. LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be first to occur.

We are developing companion diagnostic tests for use with drug products in development by pharmaceutical companies, such as our collaborations with pharmaceutical companies on PARP inhibitors for the treatment of ovarian, breast and other cancers. Companion diagnostic tests are currently subject to regulation by the FDA as medical devices. The FDA issued Guidance on In-Vitro Companion Diagnostic Devices in July 2014, which is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined an in vitro companion diagnostic device (“IVD Companion Dx”) as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD Companion Dx in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding companion diagnostic will be developed contemporaneously. In December 2014, we obtained premarket approval (“PMA”) for BRACAnalysis CDx, which is used as a companion diagnostic to identify ovarian cancer patients who may benefit from AstraZeneca’s PARP inhibitor Lynparza™ (olaparib). The premarket approval process is a complex, costly and time consuming procedure. PMAs must be supported by valid scientific evidence, which typically requires extensive data, including quality technical, preclinical, clinical and manufacturing data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the companion diagnostic. We are currently collaborating with several pharmaceutical companies, including an expanded collaboration with AstraZeneca for an additional indication for BRACAnalysis CDx, to evaluate the use of several of our tests as companion diagnostics with other drugs.

After a medical device is placed on the market, numerous regulatory requirements apply. These include:

•	compliance with the FDA’s Quality System Regulation (“QSR”), which requires manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for uncleared, unapproved or “off-label” uses and impose other restrictions on labeling; and

•	medical device reporting obligations, which require that manufacturers investigate and report to the FDA adverse events, including deaths, or serious injuries that may have been or were caused by a medical device and malfunctions in the device that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions, including but not limited to, warning letters; fines, injunctions, and civil penalties; recall or seizure of the device; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance or PMAs of new devices; withdrawal of 510(k) clearance or PMAs; and civil or criminal prosecution. To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA.

Other Regulatory Requirements

Our laboratories are subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemical, biological agents and compounds, blood and bone marrow samples and other human tissue. Typically, we use outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of such waste. These vendors are licensed or otherwise qualified to handle and dispose of such waste.

HIPAA and other privacy laws

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), established comprehensive federal standards for the privacy and security of health information. The HIPAA standards apply to three types of organizations: health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically (“Covered Entities”). Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of certain healthcare transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009. HITECH expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements for Covered Entities. Regulations implementing major provisions of HITECH were finalized on January 25, 2013 through publication of the HIPAA Omnibus Rule (the “Omnibus Rule”).

Under HITECH’s breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services (the “Secretary”). Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and, in some cases depending on the size of the breach; they must be reported through local and national media. Breach reports can lead to investigation, enforcement and civil litigation, including class action lawsuits.

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

In addition to the federal privacy and security regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to our clinical laboratories. Many states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results by strictly limiting the disclosure of those results. State requirements are particularly stringent regarding predictive genetic tests, due to the risk of genetic discrimination against healthy patients identified through testing as being at a high risk for disease. We believe that we have taken the steps required of us to comply with health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws in all jurisdictions, both state and federal. However, these laws constantly change and we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security could result in civil and/or criminal penalties, significant reputational damage and could have a material adverse effect on our business.

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

Transparency Laws and Regulations

A federal law known as the Physician Payments Sunshine Act (the “Sunshine Act”) requires medical device manufacturers to track and report to the federal government certain payments and other transfers of value made to physicians and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. Manufacturers must report data for the previous calendar year by the 90th day of the then-current calendar year. CMS then publishes the data on a publicly available website no later than June 30th. There are also state “sunshine” laws that require manufacturers to provide reports to state governments on pricing and marketing information. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, and such laws may also prohibit or limit certain other sales and marketing practices. These laws may adversely affect our sales, marketing, and other activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or to otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

Reimbursement and Billing

Reimbursement and billing for diagnostic services is highly complex. Laboratories must bill various payors, such as private third-party payors, including managed care organizations (“MCO”), and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:

•	variability in coverage and information requirements among various payors;

•	missing, incomplete or inaccurate billing information provided by ordering physicians;

•	billings to payors with whom we do not have contracts;

•	disputes with payors as to which party is responsible for payment; and

•	disputes with payors as to the appropriate level of reimbursement.

Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be:

•	a third party who provides coverage to the patient, such as an insurance company or MCO;

•	a state or federal healthcare program; or

•	the patient.

Presently, approximately 85% of our revenue comes from private third party payors.

In February 2011, the American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel approved 101 new molecular pathology codes to describe molecular diagnostic tests that currently require multiple CPT codes for billing purposes. The new reimbursement rates for the new codes went into effect on January 1, 2013.

Federal and State Fraud and Abuse Laws

A variety of federal laws prohibit fraud and abuse involving state and federal health care programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for the Department of Health and Human Services (“OIG”), and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. Any overpayments must be repaid within 60 days of identification unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

Anti-Kickback Laws

The Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. “Remuneration” is broadly defined to include anything of monetary value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. The Anti-Kickback Statue is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry.

Recognizing the breadth of the Anti-Kickback Statute and the fact that it may technically prohibit many innocuous or beneficial arrangements within the health care industry, the OIG has issued a series of regulations, or safe harbors intended to protect such arrangements. Compliance with all requirements of a safe harbor immunizes the parties to the business arrangement from prosecution under the Anti-Kickback Statute. The failure of a business arrangement to fit within a safe harbor does not necessarily mean that the arrangement is illegal or that the OIG will pursue prosecution. Still, in the absence of an applicable safe harbor, a violation of the Anti-Kickback Statute may occur even if only one purpose of an arrangement is to induce referrals. The penalties for violating the Anti-Kickback Statute can be severe. These sanctions include criminal and civil penalties, imprisonment and possible exclusion from the federal health care programs. Many states have adopted laws similar to the Anti-Kickback Statute, and some apply to items and services reimbursable by any payor, including private third-party payors.

Physician Self-Referral Bans

The federal ban on physician self-referrals, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain designated health services, which include laboratory services, if the physician or an immediate family member of the physician has any financial relationship with the entity. Several Stark Law exceptions are relevant to arrangements involving clinical laboratories, including but not limited to: (1) fair market value compensation for the provision of items or services; (2) payments by physicians to a laboratory for clinical laboratory services; (3) certain space and equipment rental arrangements that satisfy certain requirements; and (4) personal services arrangements. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties and possible exclusion from federal health care programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.

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

Civil Monetary Penalties Law

The federal Civil Monetary Penalties Law, or the CMP Law, prohibits, among other things, (1) the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. The penalties for violating the CMP Law include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.

International regulations

We market some of our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. On September 26, 2012, the European Commission released the first drafts of the new European Union (“EU”) regulations for medical devices and IVDs that if finalized will impose additional regulatory requirements on IVDs used in the EU. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information on and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

Human Resources

As of June 30, 2015, we had 2,038 full-time equivalent employees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Although we have developed and marketed several molecular diagnostic tests to date, we believe our future success is dependent upon our ability to successfully market our existing molecular diagnostic tests to additional patients within the United States, to expand into new markets outside the United States, and to develop and commercialize new molecular diagnostic and companion diagnostic tests. Importantly, in 2014 we launched our myRisk Hereditary Cancer test, which represents the next generation of our existing hereditary cancer testing franchise. We anticipate that the myRisk Hereditary Cancer test will eventually replace our current predictive medicine test offerings (BRACAnalysis, BART, Colaris and Colaris AP and Melaris) with a single comprehensive test. However, we may not be successful in transitioning from our existing product portfolio to our new tests and in launching and commercializing our new tests. The demand for our existing molecular diagnostic tests may decrease or may not continue to increase at historical rates due to sales of the myRisk Hereditary Cancer test and our other new tests that are replacing our existing product portfolio, or for other reasons. For example, because most of our molecular diagnostic tests are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic tests in order to continue to generate revenue. Our pipeline of new molecular diagnostic and companion diagnostic test candidates is in various stages of development and may take several more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional molecular diagnostic or companion diagnostic tests through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests or services for commercial use, we may not be able to develop tests or services that:

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

In order to develop and commercialize our molecular diagnostic and companion diagnostic tests, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular diagnostic tests and companion diagnostic tests currently in development, potentially license or acquire additional companies or technologies and engage in commercialization activities in anticipation of the launch of additional molecular diagnostic tests companion diagnostic tests. Because of the numerous risks and uncertainties associated with developing our tests and their potential for commercialization, we are unable to predict the extent of any future profits. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

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

As of June 30, 2015, we had $185.4 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2015 our consolidated revenues were $723.1 million, and net cash from operating activities was $140.5 million. To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing.

While we anticipate that our existing cash, cash equivalents and marketable securities and expected net cash to be generated from sales of our molecular diagnostic tests and pharmaceutical and clinical services will be sufficient to fund our current operations for the foreseeable future, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing. If we are unable to secure additional funding, we may be required to reduce research and development projects, limit sales and marketing activities, scale back our expansion efforts outside the United States, reduce headcount or potentially even discontinue operations. Our future capital requirements will depend on many factors that are currently unknown to us, including:

•	the scope, progress, results and cost of development, clinical testing and pre-market studies of any new molecular diagnostic tests that we may discover or acquire;

•	the progress, results, and costs to develop additional molecular diagnostic tests;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our current issued patents, and defending intellectual property-related claims;

•	our ability to enter into collaborations, licensing or other arrangements favorable to us;

•	the costs of acquiring technologies or businesses, and our ability to successfully integrate and achieve the expected benefits of our business development activities and acquisitions;

•	the progress, cost and results of our international expansion efforts;

•	the costs of expanding our sales and marketing functions and commercial operation facilities in the United States and in new markets;

•	the costs, timing and outcome of any litigation against us; and

•	the costs to satisfy our current and future obligations.

We may acquire technologies, assets or other businesses that could cause us to incur significant expense and expose us to a number of unanticipated operational and financial risks.

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. For example, in May 2011, we completed the acquisition of Rules Based Medicine, Inc., which we renamed Myriad RBM, and are now offering pharmaceutical and clinical services and developing additional product candidates using the acquired technology. In February 2014, we completed the acquisition of Crescendo Bioscience, Inc., and are now offering molecular diagnostic tests for patients suffering from rheumatoid arthritis and developing additional product candidates in the inflammatory and autoimmune disease area. Additionally, in February 2015, we acquired the Clinic and believe the acquisition may facilitate our penetration into the German molecular diagnostic market. However, these acquisitions may not achieve profitability or generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

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

We depend on information technology, or IT, and telecommunications systems for significant aspects of our business. These IT and telecommunications systems support a variety of functions, including sample processing, tracking, quality control, customer service and support, billing, research and development activities, and various general and administrative activities. Failures or significant downtime of our IT or telecommunications systems could prevent us from processing samples, providing test results to physicians, billing payors, addressing patient or physician inquiries, conducting research and development activities and conducting general and administrative elements of our business. Any disruption or loss of IT or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business, financial condition and results of operations.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed prevent, and if necessary to detect and respond to such security incidents and breaches of privacy and security mandates. While we have experienced unauthorized accesses to our information technology systems and infrastructure in the past, which may occur again in the future, our security measures have been able to detect, respond to and prevent any material adverse effect to our information systems and business operations from such breaches. However, in the future, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPPA, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which may not be available.

We anticipate that our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic tests will enable us to maintain our currently planned operations for the foreseeable future. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective molecular diagnostic and companion diagnostic tests. Our ongoing efforts to develop tests and expand our business which may be through internally developed products, in licensing and mergers and acquisitions will require substantial cash resources. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible or non-convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all. If we issue shares of stock or other securities to acquire new companies or technologies, the ownership interests of our existing stockholders may be significantly diluted.

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

Changes in health care policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our tests.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA became law. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes and fraud and abuse, which will impact existing state and federal health care programs and will result in the development of new programs.

In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and private third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests or the amounts of reimbursement available for our tests from governmental agencies or private third-party payors.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the United States dollar, such as the Euro, the Swiss franc, the British pound, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect the results of our operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses. We may not be able to offset adverse foreign currency impact with increased revenues. We do not currently utilize hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Risks Related to Commercialization of Our Tests, Our Services and Test Candidates

We generate most of our revenues from two products and we may not be able to maintain revenue growth and profitability.

We may not be able to generate is revenue growth or maintain existing revenue levels. Presently, our molecular diagnostic business operates profitably providing a cash contribution to our current funding and operational needs. We may not, however, be able to continue to operate our molecular diagnostic business on a profitable basis. We launched our first molecular diagnostic test, BRACAnalysis, our test for hereditary breast and ovarian cancer, in November 1996. BRACAnalysis test sales accounted for approximately one third of our revenues for the year ended June 30, 2015, and this percentage has been declining in recent years as we transition to our myRisk Hereditary Cancer test. An interruption or cessation of BRACAnalysis sample flow would have a material impact on our revenues and future profitability. In 2014 we launched our myRisk Hereditary Cancer test, which represents the next generation of our existing hereditary cancer franchise. We may not be successful in transitioning from our existing product portfolio to our new products, such as myRisk Hereditary Cancer Test, and in commercializing these tests over time. Other potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our molecular diagnostic business include the following:

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

As part of our business strategy, we have expanded into international markets. We have established sales offices in Germany, Switzerland, France, Spain, the United Kingdom, Italy, Canada and Australia; laboratory operations in Germany; and international headquarters in Switzerland. We may establish additional operations or acquire additional properties outside the United States in order to advance our international sales doing business internationally involves a number of risks, including:

•	failure by us to obtain regulatory approvals or adequate reimbursement for the use of our tests in various countries;

•	difficulty in staffing and managing foreign operations;

•	managing multiple payor reimbursement and self-pay systems;

•	logistics and regulations associated with shipping patient samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

•	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, data and privacy laws, regulatory requirements and other governmental approvals, permits and licenses; and

•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practice Act, anti-boycott and other laws.

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

CMS has reduced the reimbursement rate for some of our products in the past and as a result we may experience further pricing pressures from managed care organizations and other private third-party payors in the future. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our business, results of operations and financial condition.

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

We rely on a CLIA-certified laboratory facility in Salt Lake City, Utah to perform most of our molecular diagnostic tests; a CLIA-certified laboratory in South San Francisco, California to perform our VectraDA test; a single laboratory facility in Munich, Germany to perform our international molecular diagnostic tests; and a CLIA-certified laboratory facility in Austin, Texas to perform our pharmaceutical and clinical testing services. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. In the event our clinical testing facilities were to lose their CLIA certification or other required certifications or licenses or were affected by a man-made or natural disaster, we would be unable to continue our molecular diagnostic and pharmaceutical and clinical services business at current levels to meet customer demands for a significant period of time. Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our molecular diagnostic or pharmaceutical and clinical services business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic or pharmaceutical and clinical services business were interrupted, it would seriously harm our business.

We depend on a limited number of third parties for some of our supplies of equipment and reagents. If these supplies become unavailable, then we may not be able to successfully perform our research or operate our business on a timely basis or at all.

We currently rely on a small number of suppliers to provide our gene sequencing equipment, content enrichment equipment, multiplex protein analysis equipment, robots, and specialty reagents and laboratory supplies required in connection with our testing and research. We believe that currently there are limited alternative suppliers of these equipment, robots, and reagents. The equipment, robots, or the reagents may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional or alternative equipment, robots, or an adequate supply of reagents or other ingredients at commercially reasonable rates, our ability to continue to identify genes and perform molecular diagnostic testing and pharmaceutical and clinical services would be adversely affected.

Our molecular diagnostic and companion diagnostic tests in development may never achieve significant commercial market acceptance.

We may not succeed in achieving significant commercial market acceptance of our diagnostic test and clinical service offerings that we have launched in recent years or are currently developing. Our ability to successfully develop and commercialize our current molecular diagnostic and companion diagnostic tests, as well as any future molecular diagnostic and companion diagnostic tests that we may develop, will depend on several factors, including:

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

These factors present obstacles to commercial acceptance of our tests, which we would have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so would harm our business.

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

Our sales and marketing experience and capabilities consist primarily of our sales force that markets our molecular diagnostic tests to oncologists, Ob/Gyns, urologists, dermatopathologists and rheumatologists in the United States. We are currently expanding our sales efforts outside the United States, which will require us to hire additional personnel and engage in additional sales and marketing efforts. We have limited sales and marketing experience outside the Unites States. As we expand our business operations internationally, we expect to face a number of additional costs and risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

Risks Related to Our Intellectual Property

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

As of June 30, 2015, our patent portfolio included issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims covering our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for compositions, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets, proprietary data bases and other intellectual property is also important to our long-term success. If our intellectual property is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights. Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Moreover, there is no assurance that we will be successful in any such litigation.

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

If a third party files a patent application with claims to subject matter we have invented, the PTO may declare interference between competing patent applications. If an interference is declared, we may not prevail in the interference. If the other party prevails in the interference, we may be precluded from commercializing services or tests based on the invention or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

We also rely upon unpatented proprietary technologies and databases. Although we require employees, consultants and collaborators to sign confidentiality agreements, we may not be able to adequately protect our rights in such unpatented proprietary technologies and databases, which could have a material adverse effect on our business. For example, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our proprietary technologies or disclose our technologies to our competitors.

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

We license intellectual property that is important to our business, including licenses underlying the technology in our molecular diagnostic and pharmaceutical and clinical services, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from distributing our current tests, or inhibit our ability to commercialize future test candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

•	CLIA, which requires that laboratories obtain certification from the federal government, and state licensure laws;

•	FDA laws and regulations;

•	HIPAA, which imposes comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions; amendments to HIPAA under HITECH, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general and impose requirements for breach notification;

•	state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;

•	the federal anti-kickback law, or the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;

•	the federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

•	the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

•	other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;

•	the federal Physician Payments Sunshine Act, which requires medical device manufactures to track and report to the federal government certain payments and other transfers of value made to physicians and teaching hospitals and ownership or investment interests held by physicians and their immediate family members;

•	state laws that impose reporting and other compliance-related requirements; and

•	similar foreign laws and regulations that apply to us in the countries in which we operate.

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in state and federal health care programs, or prohibitions or restrictions on our laboratories’ ability to provide or receive payment for our services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position, or that a private party could file suit under the qui tam provisions of the federal False Claims Act or a similar state law. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, and other private third-party payors.

Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs.

We are subject to laws and regulations governing the submission of claims for payment for our services, such as those relating to: coverage of our services under Medicare, Medicaid and other state, federal and foreign health care programs; the amounts that we may bill for our services; and the party to which we must submit claims. Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or in attempts by state and federal healthcare programs, such as Medicare and Medicaid, to recover payments already made. Submission of claims in violation of these laws and regulations can result in recoupment of payments already received, substantial civil monetary penalties, and exclusion from state and federal health care programs, and can subject us to liability under the federal False Claims Act and similar laws. The failure to report and return an overpayment to the Medicare or Medicaid program within 60 days of identifying its existence can give rise to liability under the False Claims Act. Further, a government agency could attempt to hold us liable for causing the improper submission of claims by another entity for services that we performed if we were found to have knowingly participated in the arrangement at issue.

Our business could be harmed by the loss, suspension, or other restriction on a license, certification, or accreditation, or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state, federal and foreign laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many private third-party payors, for laboratory testing services. As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by CMS; a CMS agent (typically a state agency); or, if the laboratory holds a CLIA certificate of accreditation, a CMS-approved accreditation organization. Sanction for failure to comply with CLIA requirements, including proficiency testing violations, may include suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Some states have enacted state licensure laws that are more stringent than CLIA. We are also subject to laws and regulations governing our reference laboratory in Germany. Changes in state or foreign licensure laws that affect our ability to offer and provide diagnostic services across state or foreign country lines could materially and adversely affect our business. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries.

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

Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. It is unclear at this time when, or if, the draft guidance documents will be finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance (in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs such as LDTs with the same intended use as a cleared or approved companion diagnostic). Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time, which could result in delay or additional expense in offering our tests and tests that we may develop in the future.

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

Our companion diagnostic products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, companion diagnostics must receive FDA clearance or approval before they can be commercially marketed in the U.S. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products could:

•	take a significant period of time;

•	require the expenditure of substantial resources;

•	involve rigorous pre-clinical testing, as well as increased post-market surveillance;

•	require changes to products; and

•	result in limitations on the indicated uses of products.

Although we obtained FDA approval for our BRACAnalysisCDx test, which is used as a companion diagnostic to identify ovarian cancer patients who may benefit from AstraZeneca’s PARP inhibitor Lynparza™ (olaparib), we cannot predict whether or when we will be able to obtain FDA approval for other companion diagnostics that we are developing.

If the government and third-party payors fail to provide coverage and adequate payment for our tests and future tests, if any, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, sales of our molecular diagnostic tests or any future diagnostic tests will depend in large part, upon the availability of reimbursement from third-party payors. Such third-party payors include state and federal health care programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic tests they will pay for and the amounts that they will pay for new molecular diagnostic tests. We have recently experienced price reductions from CMS for some of our products and may experience future price reductions from managed care organizations and other third-party payors. The fact that a diagnostic test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic test will remain approved for reimbursement or that similar or additional diagnostic tests will be approved in the future. Moreover, there can be no assurance that any new tests we launch, such as myRisk Hereditary Cancer, myPath Melanoma and myPlan Lung Cancer, will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio. As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic tests. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of health care. For example, in some foreign markets, the government controls the pricing of many health care products. We expect that there will continue to be federal and state proposals to implement governmental controls or impose health care requirements. In addition, the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on product pricing. Cost control initiatives could decrease the price that we would receive for any tests in the future, which would limit our revenue and profitability.

Our business could be adversely impacted by the adoption of the ICD-10-CM Code Set.

CMS has adopted a new coding set for diagnoses, commonly known as ICD-10-CM, which significantly expands the current coding set. ICD-10-CM is currently required to be used on all claims with dates of service on or after October 1, 2015. We may be required to incur significant expense in implementing ICD-10-CM, and, if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set, physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

Risks Related to Our Common Stock

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

The market prices for securities of molecular diagnostic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2015, our stock price has ranged from $20.02 per share to $42.50 per share. In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	failure of any of our recently launched tests and any new test candidates to achieve commercial success;

•	failure to sustain revenue growth or margins in our molecular diagnostic business;

•	changes in the structure of healthcare payment systems and changes in the governmental or private insurers reimbursement levels for our molecular diagnostic tests;

•	introduction of new commercial tests or technological innovations by competitors;

•	termination of the licenses underlying our molecular diagnostic and pharmaceutical and clinical services;

•	delays or other problems with operating our laboratory facilities;

•	failure of any of our research and development programs;

•	changes in intellectual property laws of our patents or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;

•	missing or changing the financial guidance we provide;

•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;

•	changes in the governmental regulatory approved process for our existing and new tests:

•	failure to meet estimates or recommendations by securities analysts that cover our common stock;

•	public concern over our approved tests and any test candidates;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders;

•	the timing and amount of repurchases of our common stock;

•	general market conditions;

•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;

•	celebrity publicity;

•	economic, healthcare and diagnostic trends, disasters or crises and other external factors; and

•	period-to-period fluctuations in our financial results.

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

In the past, we implemented a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. Although the plan expired in July 2011, our Board of Directors could adopt a new plan at any time. The provisions in a stockholders’ rights plan, as well as Section 203, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market price, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests.

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

We also lease approximately 3,600 square feet in Munich, Germany under a lease expiring in March 2018. This space is used as a laboratory for our international molecular diagnostic businesses.

In December 2012, we entered into a lease for approximately 5,000 square feet in Zurich, Switzerland. This space is used for the administration of our international operations. We also maintain lease agreements for our administrative offices in Paris, France; Madrid, Spain; Milan, Italy and London, United Kingdom, Canada and Australia.

As part of our acquisition of the Clinic in February 2015, we acquired 20 buildings comprising 127,000 square feet in Herrsching, Germany. Activities related to our pharmaceutical and clinical services are performed at this location.

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

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “MYGN.” The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market for the last two fiscal years:

	High	Low
Fiscal Year Ended June 30, 2015:
Fourth Quarter	$36.70	$31.34
Third Quarter	$39.95	$31.86
Second Quarter	$39.95	$31.56
First Quarter	$40.50	$34.33
Fiscal Year Ended June 30, 2014:
Fourth Quarter	$42.50	$32.25
Third Quarter	$39.15	$20.50
Second Quarter	$30.75	$20.02
First Quarter	$32.05	$22.61

Stockholders

As of August 3, 2015, there were approximately 87 stockholders of record of our common stock and, according to our estimates, approximately 27,828 beneficial owners of our common stock.

Equity Compensation Plan Information

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Equity Compensation—Equity Compensation Plan Information” to be included in the proxy statement for our 2015 Annual Meeting of Stockholders.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

In February 2015, we announced that our board of directors had authorized us to repurchase an additional $200 million of our outstanding common stock increasing the cumulative share repurchase authorization since we first authorized the program in May 2010 to $1.2 billion. In connection with our most recent stock repurchase authorization, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on market conditions. As of the date of this report, we have not entered into an accelerated share repurchase agreement under our most recent stock repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

The details of the activity under our stock repurchase programs during the fiscal quarter ended June 30, 2015, were as follows:

Issuer Purchases of Equity Securities

(in millions, except per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	0.6	$34.38	0.6	180.0
May 1, 2015 to May 31, 2015	0.3	$33.98	0.3	167.5
June 1, 2015 to June 30, 2015	0.4	$33.15	0.4	155.0
Total	1.3		1.3	$155.0

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on June 30, 2010 and ending on June 30, 2015 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The NASDAQ Stock Market, Inc. and the NASDAQ Health Care Providers Stock Index during such period. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Select Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on June 30, 2010 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/30/2010	6/30/2011	6/29/2012	6/28/2013	6/30/2014	6/30/2015
Myriad Genetics, Inc.	100.00	151.91	159.00	179.73	260.33	227.36
NASDAQ Stock Index (U.S.)	100.00	131.49	139.15	161.35	208.99	236.43
NASDAQ Health Care Providers Stocks	100.00	128.11	144.05	189.53	261.65	355.88

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

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2015 and 2014, as well as consolidated statements of comprehensive income for the years ended June 30, 2015, 2014 and 2013 and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7. A reclassification of $0.9 from selling, general and administrative expense to cost of pharmaceutical and clinical services was made in the quarterly financial data for quarter ended March 31, 2015 to conform to the presentation for quarter ended June 30, 2015.

In millions, except per share amounts	Years Ended June 30,
	2015	2014	2013	2012	2011
Consolidated Statement of Comprehensive Income Data:
Molecular diagnostic testing	$695.5	$748.2	$582.4	$472.4	$400.1
Pharmaceutical and clinical services	27.6	30.0	30.8	23.6	2.0

Total Revenue	723.1	778.2	613.2	496.0	402.1
Costs and expenses:
Cost of molecular diagnostic testing	132.8	96.1	64.4	51.5	45.6
Cost of pharmaceutical and clinical services	14.6	13.1	15.3	13.2	1.1
Research and development expense	75.5	67.5	53.7	42.6	27.8
Selling, general and administrative expense	366.0	327.1	251.8	208.4	169.8

Total costs and expenses	588.9	503.8	385.2	315.7	244.3

Operating income	134.2	274.4	228.0	180.3	157.8
Other income (expense):
Interest income	0.4	5.4	5.5	4.6	2.2
Other	0.3	(2.0)	(0.2)	(0.4)	(0.4)

Total Other Income	0.7	3.4	5.3	4.2	1.8
Income before income taxes	134.9	277.8	233.3	184.5	159.6
Income tax provision (benefit)	54.7	101.6	86.1	72.4	58.9

Net income	$80.2	$176.2	$147.2	$112.1	$100.7

Earnings per basic share:
Basic	$1.12	$2.33	$1.82	$1.33	$1.12
Diluted	$1.08	$2.25	$1.77	$1.30	$1.10

Weighted average shares outstanding:
Basic	71.3	75.7	80.9	84.6	89.8
Diluted	74.5	78.2	83.3	86.5	91.7

	As of June 30,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$185.4	$270.5	$531.1	$454.2	$417.3
Working capital	214.9	241.8	419.5	377.5	383.9
Total assets	766.2	823.8	803.8	690.6	610.8
Stockholders’ equity	662.1	719.0	728.6	635.7	566.8

Quarterly Financial Data (Unaudited)

In millions, except per share amounts	Quarters Ended
	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Consolidated Statement of Comprehensive Income Data:
Molecular diagnostic testing	$178.8	$173.0	$179.2	$164.5
Pharmaceutical and clinical services	11.1	7.0	5.2	4.3

Total Revenue	189.9	180.0	184.4	168.8
Costs and expenses:
Cost of molecular diagnostic testing	32.0	32.9	35.1	32.8
Cost of pharmaceutical and clinical services	5.5	4.2	2.8	2.1
Research and development expense	18.7	16.7	17.5	22.6
Selling, general and administrative expense	97.5	90.4	92.7	85.4

Total costs and expenses	153.7	144.2	148.1	142.9

Operating income	36.2	35.8	36.3	25.9
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Other	(0.8)	(0.3)	1.5	(0.1)

Total other income (expense)	(0.7)	(0.2)	1.6	0.0
Income before income taxes	35.5	35.6	37.9	25.9
Income tax provision	16.8	14.1	13.9	9.9

Net income	$18.7	$21.5	$24.0	$16.0

Earnings per share:
Basic	$0.27	$0.30	$0.33	$0.22
Diluted	$0.26	$0.29	$0.32	$0.21

Weighted average shares outstanding:
Basic	69.4	70.7	72.5	72.8
Diluted	72.4	73.9	75.4	76.0

In millions, except per share amounts	Quarters Ended
	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013
Consolidated Statement of Comprehensive Income Data:
Molecular diagnostic testing	$182.9	$176.2	$196.2	$193.0
Pharmaceutical and clinical services	5.9	6.7	7.9	9.5

Total Revenue	188.8	182.9	204.1	202.5
Costs and expenses:
Cost of molecular diagnostic testing	28.3	23.6	22.8	21.4
Cost of pharmaceutical and clinical services	2.7	3.0	3.4	4.1
Research and development expense	20.2	13.4	17.1	16.8
Selling, general and administrative expense	84.3	87.6	77.8	77.3

Total costs and expenses	135.5	127.6	121.1	119.6

Operating income	53.3	55.3	83.0	82.9
Other income (expense):
Interest income	0.2	2.5	1.3	1.4
Other	(0.9)	(0.4)	(0.2)	(0.4)

Total other income	(0.7)	2.1	1.1	1.0
Income before income taxes	52.6	57.4	84.1	83.9
Income tax provision	18.9	20.6	33.7	28.4

Net income	$33.7	$36.8	$50.4	$55.5

Earnings per share:
Basic	$0.45	$0.50	$0.67	$0.70
Diluted	$0.43	$0.48	$0.66	$0.68

Weighted average shares outstanding:
Basic	74.4	73.8	75.1	79.6
Diluted	77.7	76.4	76.8	81.8

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our consolidated revenues consist primarily of sales of molecular diagnostic tests and pharmaceutical and clinical services through our wholly-owned subsidiaries Myriad Genetic Laboratories, Inc., Myriad Genetics GmbH, and Crescendo Bioscience, Inc. and our wholly-owned subsidiary Myriad RBM. During the year ended June 30, 2015, we reported total revenues of $723.1 million, net income of $80.2 million and diluted earnings per share of $1.08 that included income tax expense of $54.7 million.

In February 2015, we completed the acquisition of the Clinic located in Germany approximately 15 miles from the Company’s European laboratories for total consideration of $20.1 million. We believe acquisition of the Clinic should facilitate our penetration into the German molecular diagnostic market. The Clinic will allow us to directly negotiate reimbursement with government and private insurance providers in the German market and collaborate with hospitals and physician groups.

In February 2014, we completed the acquisition of privately-held Crescendo for $270.0 million in cash, which was reduced by the repayment of a loan made to Crescendo and other customary adjustments in accordance with the acquisition agreement. We believe that the acquisition of Crescendo facilitates our entry into the high growth autoimmune and inflammatory disease market, diversifies our product revenues and enhances our strength in protein-based diagnostics. The business of Crescendo, including its Vectra®DA blood test for rheumatoid arthritis disease management, is operated as a wholly-owned subsidiary.

See Note 15 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding our operating segments.

Our research and development expenses include costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our current molecular diagnostic test offerings and costs incurred for the discovery, development and validation of our pipeline of molecular diagnostic and companion diagnostic candidates. Our research and development expense may fluctuate substantially from quarter to quarter depending on the number of clinical studies and the timing of samples supporting those clinical studies.

Our selling, general and administrative expenses include costs associated with growing our businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. We expect that our selling, general and administrative expenses will continue to increase and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic test launches, our efforts in support of our existing molecular diagnostic tests and pharmaceutical and clinical services as well as our continued international expansion efforts.

Results of Operations

Years ended June 30, 2015, 2014 and 2013

Revenue

	Years Ended June 30,			Change
(In millions)	2015	2014	2013	2015	2014
Revenue	$723.1	$778.2	$613.2	$(55.1)	$165.0

In 2015, the decrease in revenue was primarily driven by the loss of a one-time bolus of our BRACAnalysis revenue generated by celebrity publicity during the prior year, approximately $50.0 million. In addition, 2015 revenue was impacted by a $12.0 million loss of a contract with a payor and a $3.0 million decrease due to the reduction in Medicare reimbursement rates, offset by $29.7 million increase from the inclusion of sales of our VectraDA test for the full fiscal year.

In 2014, the increase in revenue was primarily driven by growth in hereditary cancer testing revenues of $148.8 million which included a one-time bolus generated by celebrity publicity. We believe that our increased sales, marketing, and education efforts resulted in wider acceptance of our molecular diagnostic tests by the medical community and increased patient testing volumes. In addition, there was a $14.0 million increase due to the inclusion of VectraDA following our acquisition of Crescendo in February 2014.

The following table presents additional detail regarding the composition of our total revenue:

	Years Ended June 30,			Change		% of Total Revenue
(In millions)	2015	2014	2013	2015	2014	2015	2014	2013
Molecular diagnostic revenues:
Hereditary Cancer Testing	$638.3	$720.1	$571.3	$(81.8)	$148.8	88%	93%	93%
VectraDA	43.7	14.0	—	29.7	14.0	6%	2%	N/A
Other	13.5	14.1	11.1	(0.6)	3.0	2%	2%	2%

Total molecular diagnostic revenue	695.5	748.2	582.4	(52.7)	165.8

Pharmaceutical and clinical service revenue	27.6	30.0	30.8	(2.4)	(0.8)	4%	4%	5%

Total revenue	$723.1	$778.2	$613.2	$(55.1)	$165.0	100%	100%	100%

Cost of Sales

	Years Ended June 30,			Change
(In millions)	2015	2014	2013	2015	2014
Cost of Sales	$147.4	$109.2	$79.7	$38.2	$29.5
Cost of sales as a % of Sales	20.4%	14.0%	13.0%

In 2015, the increase in cost of sales was primarily driven by a $21.7 million increase in hereditary cancer costs which includes higher costs associated with the transition to myRisk as well as costs related to products for which we have not yet received reimbursement. In addition, there were $15.0 million of increased costs related to a full year of VectraDA and a increase of $1.5 million related to pharmaceutical and clinical services testing.

In 2014, the increase in cost of sales was primarily due to increases of $22.9 million related to hereditary cancer testing driven by increased test volumes and $8.6 million related to a partial year of VectraDA following the acquisition of Crescendo.

Research and Development Expenses

	Years Ended June 30,			Change
(In millions)	2015	2014	2013	2015	2014
R&D expense	$75.5	$67.5	$53.7	$8.0	$13.8
R&D expense as a % of Sales	10.4%	8.7%	8.8%

In 2015, the increase in R&D expense was primarily driven by the $9.2 million full-year impact of our R&D activities at Crescendo.

In 2014, the increase in R&D expense was primarily driven by $6.2 million due to the partial year impact of Crescendo. In addition there was a $7.6 million increase to improve current products and processes and support our pharmaceutical and clinical research business.

Selling, General and Administrative Expenses

	Years Ended June 30,			Change
(In millions)	2015	2014	2013	2015	2014
SG&A expense	$366.0	$327.1	$251.8	$38.9	$75.3
SG&A expense as a % of Sales	50.6%	42.0%	41.1%

In 2015, the increase in SG&A expense was primarily driven by the $24.8 million full year impact of Crescendo and $15.9 million in share-based compensation related to executive transition costs. In addition, SG&A expense increased by $16.8 million related to additional sales personnel for new products as well as $3.0 million associated with the Clinic acquisition. These were offset by a $14.5 million reduction in sales commissions and $7.7 million reduction in bad debt driven by decreased test revenue.

In 2014, the increase in SG&A expense consisted primarily of increases of $23.4 million related to the acquisition of Crescendo, $15.7 million of sales commission expense and $12.1 million for new sales and marketing initiatives. Also, expense increased in the year due to increases in administrative and legal expenses of $18.2 million and bad debt of $5.9 million driven by increased revenue.

Other Income

	Years Ended June 30,			Change
(In millions)	2015	2014	2013	2015	2014
Other Income	$0.7	$3.4	$5.3	$(2.7)	$(1.9)

In 2015, the decrease in other income was primarily driven by the loss of interest income associated with the retirement of the note receivable from Crescendo, approximately $1.8 million. The remaining decrease was due primarily to reduced interest income driven by the decrease in the cash, cash equivalents and marketable investment securities balance. These decreases were partially offset by a $2.3 million increase in foreign exchange gains and disposition of assets.

In 2014, the decrease in other income was primarily due to the loss of interest income associated with the retirement of the note receivable from Crescendo in February 2014, approximately $0.9 million, and $1.0 million related to foreign exchange losses and the disposition of assets.

Income Tax Expense

	Years Ended June 30,			Change
(In millions)	2015	2014	2013	2015	2014
Income tax expense	$54.7	$101.6	$86.1	$(46.9)	$15.5
Effective tax rate	40.6%	36.6%	36.9%

Our tax rate is a product of a U.S. federal effective rate of 35% and a blended state income tax rate of 2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period. The increase in the effective rate for the year ended June 30, 2015 as compared to the years ended June 30, 2014 and 2013 is due to an increase in our liability for unrecognized tax benefits, an increase in the valuation allowance attributable to state research credits and an adjustment in the deferred tax liability related to intangible assets acquired in 2011 (see Note 10 “Income Taxes” in the Notes to Consolidated Financial Statements). The effective rate was also negatively impacted by foreign losses for which no income tax benefit is recognized. The fiscal 2015 foreign losses, and the resulting impact on the effective rate, were larger in proportion to consolidated income as compared to earlier years. In 2014 the decrease was due to an increased tax benefit from stock-based compensation as a reduction of taxes payable.

Liquidity and Capital Resources

We believe that with our existing capital resources and expected net cash to be generated from sales, that we will have adequate funds to maintain our current and planned operations for the foreseeable future, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise financing.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	Years Ended June 30,			Change
(In millions)	2015	2014	2013	2015	2014
Cash and cash equivalents	$64.1	$64.8	$104.1	$(0.7)	$(39.3)
Marketable investment securities	80.7	121.6	268.2	(40.9)	(146.6)
Long-term marketable investment securities	40.6	84.1	158.8	(43.5)	(74.7)

Cash, cash equivalents and marketable investment securities	$185.4	$270.5	$531.1	$(85.1)	$(260.6)

In 2015, the decrease in cash, cash equivalents and marketable investment securities was primarily driven by the repurchase of $210.7 million of our common stock under our share repurchase program and the use of $20.1 million related to the acquisition of the Clinic. These uses of cash were offset by $140.5 million in cash flows from operating activities.

In 2014, the decrease in cash, cash equivalents and marketable investment securities was driven by the repurchase of $287.7 million of our common stock under our share repurchase programs and the use of $223.5 million for the acquisition of Crescendo. These were partially offset by $190.2 million in cash flows from operating activities and $64.8 million in net proceeds from common stock issued under the share-based compensation plans.

The following table represents the condensed cash flow statement:

	Years Ended June 30,			Change
(In millions)	2015	2014	2013	2015	2014
Cash flows from operating activities	$140.5	$190.2	$173.9	$(49.7)	$16.3
Cash flows from investing activities	40.9	(17.1)	(74.9)	58.0	57.8
Cash flows from financing activities	(177.3)	(211.8)	(80.6)	34.5	(131.2)
Effect of foreign exchange rates on cash and cash equivalents	(4.8)	(0.6)	(0.7)	(4.2)	0.1

Net increase (decrease) in cash and cash equivalents	(0.7)	(39.3)	17.7	38.6	(57.0)
Cash and cash equivalents at the beginning of the year	64.8	104.1	86.4	(39.3)	17.7

Cash and cash equivalents at the end of the year	$64.1	$64.8	$104.1	$(0.7)	$(39.3)

Cash Flows from Operating Activities

In 2015, the primary driver of the reduction of cash flows from operating activities was the $96.0 million reduction of net income offset by increases in non-cash charges for depreciation and amortization as well as share-based compensation.

In 2014, the primary driver of the increase in cash flows from operating activities was the $29.0 million increase in net income.

Cash Flows from Investing Activities

In 2015, the increase in cash flows from investing activities was primarily related to the $203.4 million reduction in cash outlays related to acquisition activity offset by reduced net proceeds from the liquidation of marketable investment securities and increased capital expenditures.

In 2014, the increase of cash flows from investing activities was primarily driven the positive change in net purchases of marketable investments securities of $279.2 million. Cash flows from investing were negatively impacted by the $223.5 million acquisition of Crescendo.

Cash Flows from Financing Activities

In 2015, the increase in cash flows from financing activities was driven primarily by the $77.0 million reduction in repurchases and retirement of common stock from the prior year. Cash flows were negatively impacted by the reduction in net proceeds from common stock issued under share-based compensation plans of $34.8 million.

In 2014, the reduction in cash flows from financing activities was almost entirely driven by the increase in the repurchase and retirement of common stock of $141.4 million.

Contractual Obligations

The following table represents our contractual obligations as of June 30, 2015:

(In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$38.9	$26.8	$12.1	$—	$—
Operating Leases	64.0	12.4	19.2	12.5	19.9

Total	102.9	39.2	31.3	12.5	19.9

Purchase obligations are primarily related to Crescendo’s minimum unconditional purchase obligation of $33.4 million with a vendor to purchase goods and services used in the Company’s diagnostic processes. At the end of the year, there are approximately two years remaining under the initial term of the agreement. Also included in purchase obligations is $5.5 million in open purchase orders.

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

Off-Balance Sheet Arrangements

None.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” continue,” “likely,” “will,” “strategy, “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to transition from our existing product portfolio to our new tests; risks related to changes in the governmental or private insurers reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report.

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

Revenue Recognition. Revenue includes the sale of our molecular diagnostic tests and of our pharmaceutical and clinical services. Revenue is recorded at the invoiced amount net of any discounts or allowances and is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Revenue is recognized upon completion of the test or service, communication of results, and when collectability is reasonably assured.

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

After a review of our allowance for doubtful accounts as of June 30, 2015 and 2014, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $0.8 million and $0.9 million, respectively.

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

We have recorded goodwill of $177.2 million from the acquisitions of the Clinic that was completed on February 27, 2015, Crescendo that was completed on February 28, 2014 and Myriad RBM that was completed on May 31, 2011. Of this goodwill, $112.3 million for Crescendo relates to our molecular diagnostic segment and $64.9 million for Myriad RBM and the Clinic relate to our other segment. We evaluated the Clinic reporting unit for impairment noting no indicators of impairment from the date of acquisition. We also measured the fair value of the Crescendo and Myriad RBM reporting units utilizing income and market approaches. The income approach considered management’s business plans and projections as the basis for expected cash flows for the next twelve years and a 4.0% residual growth rate thereafter for both units. We also used a weighted average discount rate of 25% for Myriad RBM and 15.5% for Crescendo for the analysis. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects of each unit. We noted the fair value of the Myriad RBM and Crescendo reporting units exceeded their carrying value by 135% and 13% respectively using these assumptions mentioned.

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

Recent Accounting Pronouncements

In May, 2015, the Financial Accounting Standards Board issued ASU 2015-07, Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The new amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

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

Although our investment policy guidelines are intended to ensure the preservation of principal, market conditions can result in high levels of uncertainty. Our ability to trade or redeem the marketable investment securities in which we invest, including certain corporate bonds, may become difficult. Valuation and pricing of these securities can also become variable and subject to uncertainty.

As of June 30, 2015 our amortized cost of investment securities is equal to the fair value. For the year ended June 30, 2015 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of various municipalities. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $0.5 million and $0.7 million as of June 30, 2015 and 2014, respectively. We do not utilize derivative financial instruments to manage our interest rate risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MYRIAD GENETICS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries at June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

August 12, 2015

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions)

	Years Ended June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$64.1	$64.8
Marketable investment securities	80.7	121.6
Prepaid expenses	12.5	6.9
Inventory	25.1	23.9
Trade accounts receivable, less allowance for doubtful accounts of $7.6 in 2015 and $9.0 in 2014	85.8	81.9
Deferred taxes	13.5	6.5
Prepaid taxes	—	13.6
Other receivables	1.9	3.2

Total current assets	283.6	322.4

Property, plant and equipment, net	67.2	34.6
Long-term marketable investment securities	40.6	84.1
Long-term deferred taxes	—	3.2
Intangibles, net	192.6	205.3
Goodwill	177.2	169.2
Other assets	5.0	5.0

Total assets	$766.2	$823.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21.1	$23.1
Accrued liabilities	46.1	56.4
Deferred revenue	1.5	1.1

Total current liabilities	68.7	80.6

Unrecognized tax benefits	26.4	24.2
Other long-term liabilities	8.8	—
Long-term deferred taxes	0.2	—

Total liabilities	104.1	104.8

Commitments and contingencies
Stockholders’ equity:
Common stock, 68.9 and 73.5 shares outstanding at June 30, 2015 and 2014 respectively	0.7	0.7
Additional paid-in capital	745.4	717.8
Accumulated other comprehensive loss	(7.0)	(1.5)
Retained earnings (accumulated deficit)	(77.0)	2.0

Total stockholders’ equity	662.1	719.0

Total liabilities and stockholders’ equity	$766.2	$823.8

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per share amounts)

	Years Ended June 30,
	2015	2014	2013
Molecular diagnostic testing	$695.5	$748.2	$582.4
Pharmaceutical and clinical services	27.6	30.0	30.8

Total revenue	723.1	778.2	613.2
Costs and expenses:
Cost of molecular diagnostic testing	132.8	96.1	64.4
Cost of pharmaceutical and clinical services	14.6	13.1	15.3
Research and development expense	75.5	67.5	53.7
Selling, general, and administrative expense	366.0	327.1	251.8

Total costs and expenses	588.9	503.8	385.2

Operating income	134.2	274.4	228.0
other income (expense):
Interest income	0.4	5.4	5.5
Other	0.3	(2.0)	(0.2)

Total other income:	0.7	3.4	5.3
Income before income tax	134.9	277.8	233.3
Income tax provision	54.7	101.6	86.1

Net income	$80.2	$176.2	$147.2

Earnings per share:
Basic	$1.12	$2.33	$1.82
Diluted	$1.08	$2.25	$1.77

Weighted average shares outstanding:
Basic	71.3	75.7	80.9
Diluted	74.5	78.2	83.3

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In millions)

	Years Ended June 30,
	2015	2014	2013
Net income	$80.2	$176.2	$147.2
Unrealized gain (loss) on available-for-sale securities, net of tax	(0.3)	0.6	(0.3)
Change in foreign currency translation adjustment, net of tax	(5.2)	(1.7)	—

Comprehensive income	$74.7	$175.1	$146.9

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss)	Retained earnings (accumulated deficit)	Stockholders’ equity
BALANCES AT JUNE 30, 2012	$0.9	$647.7	$(0.1)	$(12.7)	$635.8

Issuance of common stock under employee stock purchase plan	—	57.8	—	—	57.8
Share-based payment expense	—	26.6	—	—	26.6
Share-based compensation tax benefits	—	7.9	—	—	7.9
Repurchase and retirement of common stock	(0.1)	(42.7)	—	(103.6)	(146.4)
Net income	—	—	—	147.2	147.2
Other comprehensive income, net of tax	—	—	(0.3)	—	(0.3)

BALANCES AT JUNE 30, 2013	$0.8	$697.3	$(0.4)	$30.9	$728.6

Issuance of common stock under employee stock purchase plan	—	64.8	—	—	64.8
Share-based payment expense	—	27.1	—	—	27.1
Share-based compensation tax benefits	—	11.1	—	—	11.1
Repurchase and retirement of common stock	(0.1)	(82.5)	—	(205.1)	(287.7)
Net income	—	—	—	176.2	176.2
Other comprehensive income, net of tax	—	—	(1.1)	—	(1.1)

BALANCES AT JUNE 30, 2014	$0.7	$717.8	$(1.5)	$2.0	$719.0

Issuance of common stock under employee stock purchase plan	—	30.0	—	—	30.0
Share-based payment expense	—	45.7	—	—	45.7
Share-based compensation tax benefits	—	3.4	—	—	3.4
Repurchase and retirement of common stock	—	(51.5)	—	(159.2)	(210.7)
Net income	—	—	—	80.2	80.2
Other comprehensive income, net of tax	—	—	(5.5)	—	(5.5)

BALANCES AT JUNE 30, 2015	$0.7	$745.4	$(7.0)	$(77.0)	$662.1

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Years Ended June 30.
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80.2	$176.2	$147.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.0	13.8	8.9
Loss on disposition of assets	0.5	0.9	—
Share-based compensation expense	45.7	27.1	26.6
Bad debt expense	31.5	39.2	33.3
Impairment of intangible assets	—	—	1.5
Deferred income taxes	(0.4)	8.1	7.4
Unrecognized tax benefits	2.1	(0.7)	0.7
Accreted interest on note receivable	—	(3.3)	(2.7)
Excess tax benefit from share-based compensation	(3.4)	(11.1)	(7.9)
Gain on sale of marketable investment securities	—	—	(0.2)
Changes in assets and liabilities:
Prepaid expenses	(5.5)	(5.5)	0.8
Trade accounts receivable	(34.4)	(24.4)	(67.2)
Other receivables	2.5	(1.9)	(0.7)
Inventory	(0.8)	(15.8)	6.6
Prepaid taxes	13.6	(12.9)	—
Accounts payable	(3.1)	(1.5)	8.0
Accrued liabilities	(13.4)	3.1	11.6
Deferred revenue	0.4	(1.1)	—

Net cash provided by operating activities	140.5	190.2	173.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23.9)	(14.3)	(11.4)
Acquisitions, net of cash acquired	(20.1)	(223.5)	—
Equity investment	—	—	(5.0)
Purchases of marketable investment securities	(80.7)	(161.8)	(443.8)
Proceeds from maturities and sales of marketable investment securities	165.6	382.5	385.3

Net cash provided by (used) in investing activities	40.9	(17.1)	(74.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	30.0	64.8	57.8
Excess tax benefit from share-based compensation	3.4	11.1	7.9
Repurchase and retirement of common stock	(210.7)	(287.7)	(146.3)

Net cash used in financing activities	(177.3)	(211.8)	(80.6)

Effect of foreign exchange rates on cash and cash equivalents	(4.8)	(0.6)	(0.7)
Net (decrease) increase in cash and cash equivalents	(0.7)	(39.3)	17.7
Cash and cash equivalents at beginning of year	64.8	104.1	86.4

Cash and cash equivalents at end of year	$64.1	$64.8	$104.1

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading molecular diagnostic company focused on developing and marketing novel predictive medicine, personalized medicine and prognostic medicine tests. The Company employs a number of proprietary technologies, including DNA, RNA and protein analysis, that help it to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. The Company uses this information to guide the development of new molecular diagnostic and companion diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine). The Company generates revenue by performing molecular diagnostic tests as well as by providing pharmaceutical and clinical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company’s corporate headquarters is located in Salt Lake City, Utah.

The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. A reclassification of $0.6 and $0.7 from proceeds from maturities and sales of marketable securities was made to reflect the effect of foreign exchange rates on cash and cash equivalents in the condensed consolidated statement of cash flows and for the fiscal year ended June 30, 2014 and 2013 respectively, and a reclassification of $0.6 from other receivables to trade accounts receivable in the condensed consolidated balance sheet for fiscal year ended June 30, 2014 to conform to the current-year presentation.

Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale. Available-for-sale investment securities with remaining maturities of greater than one year are classified as long-term. Available-for-sale investment securities with remaining maturities of less than one year are classified as short-term. Available-for-sale investment securities with remaining maturities of less than three months at the time of purchase are classified as cash equivalents. Marketable securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive (loss) in stockholders’ equity until realized. Gains and losses on investment security transactions are reported using the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the fiscal years ended June 30, 2015, 2014 and 2013.

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

Property, Plant and Equipment

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

Intangible Assets and Other Long-Lived Assets

Intangible and other long-lived assets are comprised of acquired licenses and intellectual property and purchased in-process research and development. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life. The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets. The classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned.

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

Goodwill

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

Pharmaceutical and clinical service revenue is recognized when persuasive evidence of an agreement exists, the fee is fixed and or determinable, when the service has been completed and the results of the tests/service are provided to the customer, and collectability is reasonably assured. In addition, the Company’s wholly owned subsidiary, Myriad RBM, has received national, state, foreign government and private foundation grants and contracts. Revenue associated with these grants and contracts is recognized in the period in which qualifying costs for the services by the grants and contracts are incurred and the related grant or contract fee is earned.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Years Ended June 30,
	2015	2014	2013
Denominator:
Weighted-average shares outstanding used to compute basic EPS	71.3	75.7	80.9
Effect of dilutive stock options	3.2	2.5	2.4

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	74.5	78.2	83.3

Certain outstanding options and RSUs were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Years Ended June 30,
	2015	2014	2013
Anti-dilutive options and RSUs excluded from EPS computation	—	—	—

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency. For those subsidiaries, expenses denominated in the functional currency are translated into U.S. dollars using average exchange rates in effect during the period and assets and liabilities are translated using period-end exchange rates. The foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ (deficit) equity.

The following table shows the cumulative translation adjustments included in other comprehensive income, net of tax:

Balance at June 30, 2014	$(1.8)
Period translation adjustments	(5.2)

Ending balance June 30, 2015	(7.0)

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

Recent Accounting Pronouncements

In May, 2015, the Financial Accounting Standards Board issued ASU 2015-07, Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The new amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

2.	BUSINESS ACQUISITIONS

German Clinic

On February 27, 2015, the Company completed the acquisition of privately-held Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) approximately 15 miles from the Company’s European laboratories in Munich, Germany. The cash paid and preliminary total consideration transferred to acquire the Clinic was $20.1.

Total consideration transferred was allocated to tangible assets acquired and liabilities assumed based on their preliminary fair values at the acquisition date as set forth below. The Company believes acquisition of the Clinic may facilitate the Company’s penetration into the German molecular diagnostic market. The Clinic will allow the Company to directly negotiate reimbursement with government and private insurance providers for our tests in the German market and collaborate with hospitals and physician groups. These factors contributed to consideration transferred in excess of the fair value of the Clinic’s net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction. Under German tax law the goodwill related to the purchase of the clinic is deductible and will be amortized for tax purposes over 15 years.

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The preliminary allocation of the consideration transferred is subject to potential adjustments primarily due to tax-related matters, including tax basis of acquired assets and liabilities in the foreign jurisdiction, and third party valuations of acquired assets and liabilities, including actuarial analysis of pension assets and liabilities and fair value of equipment. During the measurement period, the Company may record adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

Estimated Fair Value
Current assets	$3.1
Real property	20.7
Equipment	1.6
Goodwill	8.1
Current liabilities	(4.4)
Long-term liabilities	(9.0)

Total purchase price	$20.1

During the current period there were adjustments to long-term liabilities, deferred grants and goodwill. The long-term liabilities increased by approximately $2.0 due to information obtained from the third party actuary analysis of the pension obligation which increased goodwill for further information on the pension see Note 8. The deferred grants fair value was determined to be $0.0 by management. This fair value adjustment decreased the deferred grants to $0.0 and decreased goodwill by $10.7.

Crescendo Bioscience, Inc.

On February 28, 2014, the Company completed the acquisition of privately-held Crescendo Bioscience, Inc. (“Crescendo”), pursuant to an Amended and Restated Agreement and Plan of Merger, dated February 2, 2014 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Myriad acquired Crescendo for total consideration of $259.0 as detailed below, by means of a reverse triangular merger in which Crescendo survived the merger as the surviving corporation and a wholly-owned subsidiary of Myriad. The surviving corporation operates under the name Crescendo Bioscience, Inc.

The following table reconciles consideration transferred to the total cash paid to acquire Crescendo:

Total consideration transferred	$259.0
Share-based compensation to Crescendo employees	6.9
Change of control payments to Crescendo employees	5.7
Offset: Non-cash fair value purchase option	(8.0)

Total cash paid	$263.6

The total consideration of $259.0 consisted of (i) $225.1 in cash, (ii) $25.9 in elimination of intercompany balances related to accrued interest and the term loan the Company issued to Crescendo on September 8, 2011, and (iii) $8.0 related to the fair value of the purchase option granted to the Company on September 8, 2011 by Crescendo through a definitive merger agreement (“Option Agreement”) entered into in association with the term note. Of the cash consideration, $20.0 was deposited into an escrow account to fund (i) any post-closing adjustments payable to Myriad based upon differences between the estimated working capital and the actual working capital of Crescendo at closing, and (ii) any indemnification claims made by Myriad against Crescendo, for a period of time, based upon the completion of an audit of Crescendo’s financial statements, of no fewer than twelve nor more than fifteen months following closing.

Of the total cash paid, $6.9 was accounted for as share-based compensation expense resulting from the accelerated vesting of employee options immediately prior to the acquisition and $5.7 was accounted for as change of control bonuses paid to Crescendo employees and directors. The Company recognized the share-based compensation expense and change of control bonuses in post-acquisition Consolidated Statements of Comprehensive Income for the year ended June 30, 2014.

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

The Company’s allocation of consideration transferred for Crescendo is as follows:

Estimated Fair Value
Other assets acquired	$15.9
Intangible assets	196.6
Goodwill	112.3

Total assets acquired	324.8

Deferred tax liabilities	44.2
Other liabilities assumed	21.6

Total net assets acquired	$259.0

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

	June 30,
	2015	2014
Revenue	$723.1	$807.5
Income from operations	134.2	252.6
Net income	$80.2	$155.9
Net income per share, basic	$1.13	$2.06
Net income per share, diluted	$1.08	$1.99

3.	MARKETABLE INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2015 and 2014 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2015:
Cash and cash equivalents:
Cash	$54.7	$—	$—	$54.7
Cash equivalents	9.4	—	—	9.4

Total cash and cash equivalents	64.1	—	—	64.1

Available-for-sale:
Corporate bonds and notes	41.8	—	—	41.8
Municipal bonds	66.3	0.1	(0.1)	66.3
Federal agency issues	13.2	—	—	13.2

Total	$185.4	$0.1	$(0.1)	$185.4

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2014:
Cash and cash equivalents:
Cash	$45.2	$—	$—	$45.2
Cash equivalents	19.6	—	—	19.6

Total cash and cash equivalents	64.8	—	—	64.8

Available-for-sale:
Corporate bonds and notes	44.5	—	—	44.5
Municipal bonds	137.8	0.3	—	138.1
Federal agency issues	23.1	—	—	23.1

Total	$270.2	$0.3	$—	$270.5

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at June 30, 2015:

	Amortized cost	Estimated fair value
Cash	$54.7	$54.7
Cash equivalents	9.4	9.4
Available-for-sale:
Due within one year	80.7	80.7
Due after one year through five years	40.6	40.6
Due after five years	—	—

Total	$185.4	$185.4

Debt securities in an unrealized loss position as of June 30, 2015 were not impaired at acquisition and the declines in fair value are not attributed to declines in credit quality. Management believes that it is more likely than not that the securities will be held until a recovery of par value. All securities in an unrealized loss position as of June 30, 2015 and 2014 are debt securities. Debt securities available-for-sale in a gross unrealized loss position as of June 30, 2015 and 2014 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2015:
Debt securities:
Corporate bonds and notes	24.4	(0.0)	—	—	24.4	(0.0)
Municipal bonds	24.8	(0.1)	—	—	24.8	(0.1)
Federal agency issues	1.9	(0.0)	—	—	1.9	(0.0)

	$51.1	$(0.1)	$—	$—	$51.1	$(0.1)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2014:
Debt securities:
Corporate bonds and notes	16.0	(0.0)	—	—	16.0	(0.0)
Municipal bonds	8.6	(0.0)	—	—	8.6	(0.0)
Federal agency issues	5.0	(0.0)	—	—	5.0	(0.0)

	$29.6	$(0.0)	$—	$—	$29.6	$(0.0)

Additional information relating to fair value of marketable investment securities can be found in Note 12.

4.	PROPERTY, PLANT AND EQUIPMENT, NET

	Years Ended June 30,
	2015	2014
Land	$2.3	$—
Buildings and improvements	18.2	—
Leasehold improvements	18.5	18.9
Equipment	99.1	80.7

	138.1	99.6
Less accumulated depreciation	(70.9)	(65.0)

Property, plant and equipment, net	$67.2	$34.6

	Years Ended June 30,
	2015	2014	2013
Depreciation expense	$12.3	$9.2	$8.0

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $177.2 from the acquisitions of Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011. Of this goodwill, $112.3 relates to the Company’s diagnostic segment and $64.9 related to the other segment. The Company assessed goodwill for impairment in accordance with the appropriate guidance (see Note 1) and recorded no impairment of goodwill for the period ended June 30, 2015. Included in the other segment is $8.0 in goodwill associated with the acquisition of the Clinic which is preliminary and subject to adjustment within the measurement period (see Note 2). The following summarizes changes to the goodwill balance for the years ended June 30, 2015 and 2014:

	Years Ended June 30,
	2015	2014
Beginning balance	$169.2	$56.9
Acquisitions	8.1	112.3
Translation adjustments	(0.1)	—

Ending balance	$177.2	$169.2

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, developed technology, a laboratory database, trademarks, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development. Certain of these intangible assets were recorded as part of the Company’s purchase of Crescendo on February 28, 2014 and Myriad RBM on May 31, 2011. The Company’s developed technology and database acquired have estimated remaining useful lives of 16 years, trademarks acquired in have an estimated remaining useful life of approximately 13 years and customer relationships have an estimated remaining useful life of approximately 6 years. The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets. The classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned. In December 2012, the Company notified the licensor of the Company’s OnDose product of the Company’s intent to terminate the license agreement, and as a result, recorded an impairment charge of approximately $1.5 associated with the purchased license agreement. Other than this $1.5 impairment charge, the Company concluded there was no impairment of long-lived assets for the years ended June 30, 2015, 2014 and 2013.

The following summarizes the amounts reported as intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net
At June 30, 2015:
Purchased licenses and technologies	$199.1	$(16.7)	$182.4
Customer relationships	4.7	(1.9)	2.8
Trademarks	3.0	(0.4)	2.6

Total amortized intangible assets	206.8	(19.0)	187.8

In-process research and development	4.8	—	4.8

Total unamortized intangible assets	4.8	—	4.8

Total intangible assets	$211.6	$(19.0)	$192.6

	Gross Carrying Amount	Accumulated Amortization	Net
At June 30, 2014:
Purchased licenses and technologies	$201.1	$(6.6)	$194.5
Customer relationships	4.7	(1.5)	3.2
Trademarks	3.0	(0.2)	2.8

Total amortized intangible assets	208.8	(8.3)	200.5

In-process research and development	4.8	—	4.8

Total unamortized intangible assets	4.8	—	4.8

Total intangible assets	$213.6	$(8.3)	$205.3

As of June 30, 2015 the weighted average remaining amortization period for purchased licenses and technologies, trademarks, and customer relationships is approximately 15 years.

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended June 30,
	2015	2014	2013
Amortization on intangible assets	$12.7	$4.6	$0.9

Amortization expense of intangible assets is estimated to be $12.5 in 2016, $12.5 in 2017, $12.5 in 2018, $12.5 in 2019 and $12.2 in 2020 and $125.6 thereafter.

6.	COST BASIS INVESTMENT

In April 2013, the Company acquired approximately 28 shares of Series E preferred stock of RainDance Technologies, Inc. (“RainDance”) of Lexington, Massachusetts, for $5.0. RainDance provides high-throughput picodroplet-based technology that can encapsulate a single molecule, cell or reaction and be digitally analyzed and sorted one at a time. The Series E shares purchased by the Company represented less than 5% of the total shares outstanding of RainDance’s capital stock. Subsequent to the investment the Company evaluated its relationship with RainDance and determined it did not have significant influence over the operations of RainDance. The Company’s investment in RainDance has been recorded under the cost method as an “Other Asset” on the Company’s consolidated balance sheet. The Company periodically evaluates the investment for impairment. No impairment indicators were noted at June 30, 2015.

7.	ACCRUED LIABILITIES

	Years Ended June 30,
	2015	2014
Employee compensation and benefits	$33.8	$40.8
Accrued taxes payable	3.8	6.2
Other	8.5	9.4

Total accrued liabilities	$46.1	$56.4

8.	OTHER LONG TERM LIABILITIES

	Years Ended June 30,
	2015	2014
Pension obligation	$4.9	$—
Other	3.9	—

Total other long term liabilities	$8.8	$—

The Company has two non-contributory defined benefit pension plans for its current and former Clinic employees. The Company has closed participation in the plans to exclude those employees hired after 2002. As of June 30, 2015 the fair value of the plan assets were approximately $0.2 resulting in a net pension liability of $4.9.

9.	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share. There were no preferred shares outstanding at June 30, 2015, 2014 and 2013.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 68.9, 73.5 and 80.6 shares issued and outstanding at June 30, 2015, 2014 and 2013 respectively.

Common shares issued and outstanding

	Years Ended June 30,
	2015	2014	2013
Common stock issued and outstanding at July 1	73.5	80.6	82.6
Common stock issued upon exercise of options and employee stock plans	1.4	3.3	3.6
Repurchase and retirement of common stock	(6.0)	(10.4)	(5.6)

Common stock issued and outstanding at June 30	68.9	73.5	80.6

Stock Repurchase Program

In March 2015, the Company completed its sixth share repurchase program, which authorized the repurchase of up to $300.0 of the Company’s common stock. In February 2015, the Company’s Board of Directors authorized a seventh share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of June 30, 2015, the Company has $155.0 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended June 30, 2015, 2014 and 2013 were as follows:

	Year ended June 30,
	2015	2014	2013
Shares purchased and retired	6.0	10.4	5.6
Common stock and additional paid-in-capital reductions	$51.5	$82.5	$42.7
Charges to retained earnings	$159.2	$205.1	$103.6

10.	INCOME TAXES

Income tax expense consists of the following:

	Year ended June 30,
	2015	2014	2013
Current:
Federal	$53.7	$97.4	$80.3
State	4.7	3.5	6.0

Total Current	58.4	100.9	86.3

Deferred:
Federal	(2.1)	(0.7)	0.7
State	8.7	0.8	(0.4)
Foreign	(2.3)	(2.9)	(2.1)

Change in valuation allowance	(8.0)	3.5	1.6

Total Deferred	(3.7)	0.7	(0.2)

Total income tax expense	$54.7	$101.6	$86.1

Income (loss) before income taxes consists of the following:

	Year ended June 30,
	2015	2014	2013
United States	$147.0	$292.0	$243.6
Foreign	(12.1)	(14.2)	(10.3)

Total	$134.9	$277.8	$233.3

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2015	2014	2013
Federal income tax expense at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	1.6	1.7
Research and development credits, net of the federal tax on state credits	(2.5)	(0.2)	(1.0)
Uncertain tax positions, net of federal benefit on state positions	1.2	(0.1)	0.2
Incentive stock option and employee stock purchase plan expense	0.2	(0.3)	(0.5)
Adjustment to deferred tax liability attributable to acquired intangible assets	1.6	—	—
Foreign rate differential	1.6	0.8	0.6
Change in valuation allowance	2.6	1.2	0.7
Basis difference, disposition of foreign subsidiary	—	(1.9)	—
California basis step-up election, net of related valuation allowance impact	(1.2)	—	—
Other, net	0.4	0.5	0.2

Effective income tax rate	40.6%	36.6%	36.9%

The Company’s effective tax rate for the year ended June 30, 2015 was greater than the years ended June 30, 2014 and 2013. This increase was primarily due to an increase in the Company’s liability for unrecognized tax benefits, an increase in the valuation allowance attributable to state research credits and an adjustment in the deferred tax liability related to intangible assets acquired in 2011. The Company evaluated the intangible assets acquired in 2011 as part of the acquisition of Rules Based Medicine and determined that no tax basis is available for the intangible asset for In Process Research & Development. This resulted in an adjustment to the related deferred tax liability and a corresponding increase in the Company’s deferred income tax expense. The effective tax rate was also negatively impacted by foreign losses for which no benefit is recognized. The fiscal 2015 foreign losses, and the resulting impact on the effective rate, were larger in proportion to consolidated income as compared to the earlier years.

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following at June 30, 2015 and 2014:

	Year ended June 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$61.1	$77.0
Property, plant and equipment	2.9	2.9
Accrued vacation	1.7	1.6
Allowance for doubtful accounts	2.7	3.3
Stock compensation expense	36.8	26.0
Research and development credits	8.9	11.2
Uncertain state tax positions	1.1	0.6
Other, net	0.9	0.3

Total gross deferred tax assets	116.1	122.9
Less valuation allowance	(33.4)	(41.4)

Total deferred tax assets	82.7	81.5

Deferred tax liabilities:
Intangible assets	69.4	71.8

Total deferred tax liabilities	69.4	71.8

Net deferred tax assets	13.3	9.7

Current net deferred tax asset	13.5	6.5
Long term net deferred tax asset	(0.2)	3.2

Net deferred tax asset	$13.3	$9.7

Due to sustained positive operating performance and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of the majority of its deferred income tax assets will be realized. However, for certain deferred tax assets, a valuation allowance has been established. For the years ended June 30, 2015 and 2014, the Company’s valuation allowance decreased by $8.0 and increased by $33.2, respectively. The net decrease of the valuation allowance in the year ended June 30, 2015 consisted of a decrease of $11.5 related to the use of California net operating losses and credits made available through a post-acquisition California stand-alone state tax election and an offsetting increase in the amount of $3.5 which was related to foreign net operating losses and state tax research credits, for which the company concluded it was more likely than not that the benefits of the losses and credits will not be realized. The increase for the year ended June 30, 2014 consisted of $29.7 related to the acquisition of Crescendo Bioscience, Inc. and $3.5 primarily due to foreign net operating losses, for which the Company concluded it was more likely than not that the benefits of the losses will not be realized.

For the years ended June 30, 2015 and 2014, the Company realized $3.4 and $11.1, respectively, of excess tax benefits from stock-based compensation as a reduction of taxes payable. Excess tax benefits from stock based compensation are credited directly to additional paid-in-capital. The Company has adopted the with-and-without tax allocation approach for excess tax benefits, which results in the windfall tax benefits being utilized last after considering all other tax attributes available to the Company.

At June 30, 2015, the Company had the following net operating loss and research credit carryforwards, with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated

Carryforwards	Amount	Subject to sections 382, 383	Expires beginning in year	Through
Federal net operating loss	$138.4	Yes	2027	2033
Utah net operating loss	229.9	No	2016	2024
Oklahoma net operating loss	14.1	Yes	2023	2033
Foreign net operating losses (various jurisdictions)	39.3	No	Various	Various
Federal research credit	3.2	Yes	2025	2032
Utah research credit	8.6	No	2021	2029

Due to a post-acquisition California stand-alone state election related to the acquisition of Crescendo Bioscience, Inc., all of Crescendo’s California net operating loss carryforwards and California research credit carryforwards were utilized or lost at the acquisition, resulting in no remaining carryforwards.

All of the Utah net operating loss carryforwards are ‘excess tax benefits’ as defined by ASC guidance and, if realized in future years, will be recognized as a credit to additional paid-in capital. Approximately $92.6 of the Utah net operating loss ‘excess tax benefits’ are attributable to periods prior to adoption of guidance limiting recognition of the deferred tax asset and are included in deferred tax assets (prior to any offset by valuation allowance.) The remaining $137.3 of Utah net operating loss ‘excess tax benefits’ are not included in deferred tax assets and will be recognized only upon realization of the tax benefit.

The Company’s deferred tax asset for the Utah net operating loss ‘excess tax benefits’ attributable to periods prior to the adoption of the standard is approximately $3.0 and is offset by a full valuation allowance at June 30, 2015. If the ‘excess tax benefits’ are recognized as additional paid-in-capital in future years, the corresponding valuation allowance will be reversed.

Consistent with the indefinite reversal criteria of ASC 740-30-25-17, the Company intends to invest undistributed earnings of its foreign subsidiaries indefinitely. Due to the cumulative losses that have been incurred to date in its foreign operations, the amount of unrecorded deferred liability resulting from the indefinite reversal criteria at June 30, 2015 is $0.

In July 2006, the FASB issued ASC Topic 740 Subtopic 10 Section 05, which clarifies the accounting for uncertainty in tax positions. Accounting guidance requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the guidance on July 1, 2007 and recorded $0 cumulative effect. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended June 30,
	2015	2014	2013
Unrecognized tax benefits at the beginning of year	$24.2	$10.9	$10.2
Gross increases - current year tax positions	1.1	1.8	0.7
Gross increases - prior year tax positions	1.0	0.3	—
Gross increases - acquisitions	—	14.2	—
Gross decreases - prior year tax positions	—	(3.0)	—

Unrecognized tax benefits at end of year	$26.3	$24.2	$10.9

Interest and penalties in year-end balance	$1.0	$0.6	$0.3

Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations. The years ended June 30, 2012 through June 30, 2015 remain subject to examination at June 30, 2015. The Company’s New

Jersey State income tax returns for the years ended June 30, 2007 through 2013 are currently under examination by the New Jersey State Division of Taxation and Finance. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The Company’s U.S. federal tax return, foreign income tax returns and all other state tax returns are not currently under examination.

11.	SHARE-BASED COMPENSATION

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2013, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 3.5. As of June 30, 2015, a total of 2.2 shares of common stock are available for issuance under the 2010 Plan. In addition, as of June 30, 2015, the Company may grant up to 4.4 additional shares under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company. The exercise price of options granted in 2015, 2014 and 2013 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years. Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant. In September 2014, the Company began issuing restricted stock units (“RSUs”) in lieu of stock options. RSUs generally vest ratably over four years on the anniversary date of the grant to all employees and directors. The number of RSUs awarded to certain executive officers may be reduced if certain additional performance metrics are not met.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30:

	2015	2014	2013
Risk-free interest rate	1.6%	1.6%	0.8%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	4.1 - 4.7	4.1 - 4.7	4.2 - 4.7
Expected volatility	40%	40%	44%

Expected option lives and volatilities are based on historical data of the Company and other factors.

Stock Options

A summary of option activity is as follows for the fiscal years ended June 30:

	2015		2014		2013
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	14.2	$23.30	14.4	$21.75	15.2	$19.32
Options granted	—	$—	3.3	$26.52	3.0	$27.09
Less:
Options exercised	(1.2)	$20.17	(3.1)	$19.44	(3.5)	$15.65
Options canceled or expired	(0.5)	$25.98	(0.4)	$24.30	(0.3)	$22.26

Options outstanding at end of year	12.5	$23.49	14.2	$23.30	14.4	$21.75

Options exercisable at end of year	9.6	$22.80	7.1	$21.90	7.5	$20.51
Options vested and expected to vest	12.5	$23.49	13.4	$23.12	13.5	$21.58
Weighted average fair value of options granted during the year		$—		$10.04		$9.87

The following table summarizes information about stock options outstanding at June 30, 2015:

Range of exercise prices	outstanding at June 30, 2015	average remaining contractual life (years)	Weighted average exercise price	exercisable at June 30, 2015	Weighted average exercise price
$7.27 - 19.47	4.0	5.02	$17.49	3.6	$17.30
$20.01 - 26.49	4.9	5.52	$24.95	3.3	$24.29
$26.84 - 30.34	3.6	6.16	$28.12	2.7	$28.44
$30.53 - 37.73	—	6.17	$34.02	—	$32.74

	12.5	5.54	$23.49	9.6	$22.80

Options exercisable at June 30, 2015 had a weighted average remaining contractual life of 5.25 years.

As of June 30, 2015, there was $15.7 of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.60 years.

Restricted Stock Units

A summary of RSU activity is as follows:

	2015
	Number of shares	Weighted average grant date fair value
RSUs outstanding at beginning of year	—	$—
RSUs granted	1.2	$37.66
Less:
RSUs vested	0.0	$34.22
RSUs canceled	0.2	$38.12

RSUs outstanding at end of year	1.0	$37.63

As of June 30, 2015, there was $20.8 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.67 years.

Share-based compensation expense recognized and included in the consolidated statements of operations for the fiscal years ended June 30, 2015, 2014 and 2013 was as follows:

	Years Ended June 30,
	2015	2014	2013
Cost of molecular diagnostic testing	$0.9	$0.8	$1.0
Cost of pharmaceutical and clinical services	0.5	0.3	0.2
Research and development expense	4.3	5.4	3.3
Selling, general, and administrative expense	40.0	27.5	22.1

Total share-based compensation expense	$45.7	$34.0	$26.6

In October 2014, the Company and its former Chief Financial Officer entered into a resignation agreement under which the vesting of certain awards were modified such that the specified awards were vested in full. As a result of this award modification the Company recognized approximately $3.1 in share-based compensation expense for year ended June 30, 2015.

In February 2015, the Company and its former Chief Executive Officer entered into a resignation agreement under which the vesting of certain awards were modified such that the specified awards were accelerated. As a result of this award modification the Company recognized approximately $12.8 in share-based compensation expense for year ended June 30, 2015.

The Company has unrecognized share-based compensation cost related to share-based compensation granted under its current plans. The estimated unrecognized share-based compensation cost and related weighted average recognition period, aggregate intrinsic value of options outstanding, aggregate intrinsic value of options that are fully vested and aggregate intrinsic value of RSUs vested and expected to vest is as follows:

As of June 30, 2015
Unrecognized share-based compensation cost	$37.3
Aggregate intrinsic value of options outstanding	$131.2
Aggregate intrinsic value of options fully vested	$107.3
Aggregate intrinsic value of RSUs outstanding	$34.3

The total intrinsic value of options exercised during 2015, 2014 and 2013 was as follows:

	Years Ended June 30,
	2015	2014	2013
Total intrinsic value of options exercised	$20.5	$49.4	$51.8

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan that was approved by shareholders in 1995 (the “1995 Purchase Plan”), and subsequently amended, under which 2.0 shares of common stock had been authorized. As of December 5, 2012, a total of 2.0 shares of common stock had been issued under the 1995 Purchase Plan when it was terminated. On December 5, 2012, following shareholder approval, the Company adopted the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. At June 30, 2015, a total of 0.4 shares of common stock had been purchased under the 2012 Plan. Shares purchased under and compensation expense associated with the 1995 and 2012 Plans for the years reported are as follows:

	Years Ended June 30,
	2015	2014	2013
Shares purchased under the plans	0.2	0.2	0.1
Plan compensation expense	$1.8	$1.3	$0.9

As of June 30, 2015, there was $0.8 of total unrecognized share-based compensation expense related to ESPP.

The fair value of shares issued under the Plan that was in effect for each period reported was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2015	2014	2013
Risk-free interest rate	0.1%	0.1%	0.1%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	33%	56%	37%

12.	FAIR VALUE MEASUREMENTS

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

	Level 1	Level 2	Level 3	Total
at June 30, 2015
Money market funds (a)	$2.4	$—	$—	$2.4
Corporate bonds and notes	—	44.8	—	44.8
Municipal bonds	—	70.3	—	70.3
Federal agency issues	—	13.2	—	13.2

Total	$2.4	$128.3	$—	$130.7

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
at June 30, 2014
Money market funds (a)	$13.6	$—	$—	$13.6
Corporate bonds and notes	—	44.5	—	44.5
Municipal bonds	—	144.2	—	144.2
Federal agency issues	—	23.1	—	23.1

Total	$13.6	$211.8	$—	$225.4

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The Company’s Level 1 assets include money market instruments. Level 2 assets consist of marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and municipal bonds. Level 2 securities are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. As of June 30, 2015 and 2014, the Company had no investments which were measured using unobservable (Level 3) inputs.

13.	COMMITMENT AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2015, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

As of June 30, 2015, Crescendo Bioscience, Inc. has approximately two years remaining under an unconditional purchase obligation with a vendor to purchase goods and services used in the Company’s diagnostic processes. The agreement specifies certain minimum quantities and pricing terms.

As of June 30, 2015 under this agreement the Company has expended as follows:

Amount
Fiscal year ending:
2014	$10.4
2015	10.9

Total expended on unconditional purchase obligations	$21.3

In addition to the minimum quantities and pricing terms, the Company may also make additional purchase commitments of anticipated purchases based upon forecasted needs which are not included in the unconditional purchase obligation amounts below.

As of June 30, 2015, the remaining obligations under this agreement were as follows:

Amount
Fiscal year ending:
2016	$21.3
2017	12.1

Total commitment for unconditional purchase obligations	$33.4

The Company leases office and laboratory space under five non-cancelable operating leases, with terms that expire between 2017 and 2025 in Salt Lake City, Utah, one cancelable lease for office and laboratory space with a term that expires in 2018 in Munich, Germany, and a non-cancelable operating lease for Myriad RBM for office and laboratory space that expires in 2020 in Austin, Texas. The Company also leases office and laboratory space under one non-cancellable operating lease that expires in 2016 in South San Francisco, California for Crescendo. In addition, the Company maintains lease agreements that expire between 2015 and 2020 for administrative offices in Zurich, Switzerland; Paris, France; Madrid, Spain; Milan, Italy; London, UK; and Munich, Germany. Furthermore, the Company leases information technology equipment under two non-cancelable leases, with terms that expire in 2016.

The following is a summary of the Company’s rental expense for the fiscal years reported:

	Years Ended June 30,
	2015	2014	2013
Rental expense	$13.8	$11.3	$8.2

Future minimum lease payments under the Company’s current leases as of June 30, 2015 are as follows:

Fiscal year ending:
2016	$12.4
2017	11.8
2018	7.4
2019	6.2
2020	6.4
Thereafter	19.8

$64.0

14.	EMPLOYEE DEFERRED SAVINGS PLAN

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

	Years Ended June 30,
	2015	2014	2013
Deferred savings plan Company contributions	$5.1	$4.4	$3.5

15.	SEGMENT AND RELATED INFORMATION

The Company’s business units have been changed to align with how its Chief Operating Decision Maker (“CODM”) review performance and make decisions in managing the Company. The business units were historically comprised of three reportable segments: (i) research, (ii) molecular diagnostics and (iii) pharmaceutical and clinical services. Currently the business units have been aggregated into two reportable segments: (i) diagnostics and (ii) other, which was formerly the research and pharmaceutical and clinical services segments. The diagnostics segment provides testing and collaborative development of testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The other segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries, research and development, and clinical services for patients, and includes corporate services such as finance, human resources, legal and information technology. The prior periods presented have been restated to conform to the current presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates segment performance based on income (loss) before interest income and other income and expense.

	Diagnostics	Other	Total
Year ended June 30, 2015:
Revenues	$695.5	$27.6	$723.1
Depreciation and amortization	20.5	4.5	25.0
Segment operating income (loss)	217.1	(82.9)	134.2
Year ended June 30, 2014:
Revenues	$748.2	$30.0	$778.2
Depreciation and amortization	9.9	3.9	13.8
Segment operating income (loss)	338.0	(63.6)	274.4
Year ended June 30, 2013:
Revenues	$582.4	$30.8	$613.2
Depreciation and amortization	5.0	3.9	8.9
Segment operating income (loss)	291.5	(63.5)	228.0

	Years Ended June 30,
	2015	2014	2013
Total operating income for reportable segments	$134.2	$274.4	$228.0
Unallocated amounts:
Interest income	0.4	5.4	5.5
Other	0.3	(2.0)	(0.2)

Income from operations before income taxes	134.9	277.8	233.3

Income tax provision	54.7	101.6	86.1

Net income	$80.2	$176.2	$147.2

The following table indicates significant revenues from major products by operating segment:

	Years Ended June 30,			Change		% of Total Revenue
	2015	2014	2013	2015	2014	2015	2014	2013
Diagnostic revenues:
myRisk	$320.7	$53.7	$—	$267.0	$53.7	44%	7%	N/A
BRACAnalysis	237.6	517.9	460.3	(280.3)	57.6	33%	67%	75%
VectraDA	43.7	14.0	—	29.7	14.0	6%	2%	N/A
Other	93.5	162.6	122.1	(69.1)	40.5	13%	21%	20%

Total diagnostic revenue	695.5	748.2	582.4	(52.7)	165.8	96%	96%	95%

Other	27.6	30.0	30.8	(2.4)	(0.8)	4%	4%	5%

Total revenue	$723.1	$778.2	$613.2	$(55.1)	$165.0	100%	100%	100%

The following table sets forth a comparison of balance sheet assets by operating segment:

	June 30,
	2015	2014
Net equipment, leasehold improvements and property:
Diagnostics	34.5	24.3
Other	32.7	10.3

Total	$67.2	$34.6

Total Assets:
Diagnostics	450.6	409.9
Other	130.2	143.4

Total	$580.8	$553.3

The following table reconciles assets by operating segment to total assets:

	June 30,
	2015	2014
Total assets by segment	$580.8	$553.3
Cash, cash equivalents, and marketable investment securities (1)	185.4	270.5

Total	$766.2	$823.8

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The majority of the Company’s revenues were derived from the sale of diagnostic tests in the United States. There were no customers that accounted for greater than 10% of revenue in the years ended June 30, 2015, 2014 and 2013.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	2015	2014	2013
Cash paid during the year for income taxes	$39.1	$108.2	$80.3
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders’ equity	—	(0.4)	0.4

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2015, our internal control over financial reporting is effective based on those criteria.

Management has excluded the Clinic from its assessment of internal control over financial reporting as of June 30, 2014, because we acquired the Clinic in a business combination on February 27, 2015. The Clinic is a wholly-owned subsidiary whose total assets and net assets represent 4.4% and 3.2%, respectively, and revenues and net income represent 0.9% and 0.0%, respectively, for the year ended June 30, 2015.

The effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as follows:

b. Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myriad Genetics, Inc.

We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Myriad Genetics, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG, which is included in the fiscal 2015 consolidated financial statements of Myriad Genetics, Inc. and subsidiaries and constituted 4.4% and 3.2% of total and net assets, respectively, as of June 30, 2015 and 0.9% and 0.0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Myriad Genetics, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG.

In our opinion, Myriad Genetics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015 of Myriad Genetics, Inc. and subsidiaries and our report dated August 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

August 12, 2015

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

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on December 3, 2015.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management and Corporate Governance—Committees of the Board of Directors and Meetings—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Management and Corporate Governance—Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on December 3, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on December 3, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance—Director Independence” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on December 3, 2015.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants” in our Proxy Statement for the 2015 Annual Meeting of the Stockholders to be held on December 3, 2015.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedule

The following schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2015, 2014 and 2013.

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

The exhibits which are filed with or incorporated by reference into this Annual Report on Form 10-K are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2015.

MYRIAD GENETICS, INC.

By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Mark C. Capone	President, Chief Executive Officer and Director (principal executive officer)	August 12, 2015
Mark C. Capone

By:	/s/ R. Bryan Riggsbee	Chief Financial Officer (principal financial and accounting officer)	August 12, 2015
R. Bryan Riggsbee

By:	/s/ John T. Henderson	Chairman of the Board	August 12, 2015
John T. Henderson, M.D.

By:	/s/ Walter Gilbert	Vice Chairman of the Board	August 12, 2015
Walter Gilbert, Ph.D.

By:	/s/ Lawrence C. Best	Director	August 12, 2015
Lawrence C. Best

By:	/s/ Heiner Dreismann	Director	August 12, 2015
Heiner Dreismann, Ph.D.

By:	/s/ Dennis Langer	Director	August 12, 2015
Dennis Langer, M.D., J.D.

By:	/s/ S. Louise Phanstiel	Director	August 12, 2015
S. Louise Phanstiel

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2015, 2014, and 2013

(In millions)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Net Deductions and Other (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2015	$9.0	$31.5	($32.9)	$7.6
Year ended June 30, 2014	$7.5	$39.2	($37.7)	$9.0
Year ended June 30, 2013	$4.6	$33.3	($30.4)	$7.5

(1)	Primarily represents the write-off of accounts receivables net of recoveries.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

3.1	Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	08/15/11	000-26642

3.2	Restated By-Laws		8-K (Exhibit 3.1)	02/28/11	000-26642

4.1	Specimen common stock certificate		10-K (Exhibit 4.1)	08/15/11	000-26642

Lease Agreements

10.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642

10.2	Amendment to Lease Agreement, dated March 29, 1996 between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.3)	11/08/96	000-26642

10.3	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642

10.4	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Foothill Associates, Ltd.		10-Q (Exhibit 10.1)	11/12/98	000-26642

10.5	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Research Park Associates VI, L.C.		10-Q (Exhibit 10.2)	11/12/98	000-26642

10.6	Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust), dated June 24, 1998, between the Registrant and Wells Fargo Bank, National Association		10-Q (Exhibit 10.3)	11/12/98	000-26642

10.7	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642

10.8	Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.2)	05/15/01	000-26642

10.9	Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

10.10	Letter of Understanding regarding Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.11	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642

	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642

Agreements with Executive Officers and Directors

10.12		Employment Agreement, dated May 15, 1993, between the Registrant, Myriad Genetic Laboratories, Inc. and Peter D. Meldrum+		S-1 (Exhibit 10.3)	10/05/95	33-95970

10.13		Resignation Agreement between Myriad Genetics, Inc. and Peter D. Meldrum dated January 30, 2015+		8-K (Exhibit 10.1)	02/03/15	000-26642

10.14		Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and James S. Evans dated March 3, 1995+		8-K (Exhibit 10.1)	11/06/07	000-26642

10.15		Resignation Agreement between Myriad Genetics, Inc. and James S. Evans dated October 8, 2014+		8-K (Exhibit 10.3)	10/09/14	000-26642

10.16		Employment Agreement, dated November 5, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Richard M. Marsh+		10-K (Exhibit 10.27)	08/25/09	000-26642

10.17		Employment Agreement, dated October 1, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Mark. C. Capone+		10-K (Exhibit 10.28)	08/25/09	000-26642

10.18		Employment Agreement, dated September 2, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Jerry S. Lanchbury, Ph.D.+		10-K (Exhibit 10.22)	08/15/2011	000-26642

10.19	.1	Offer Letter, dated October 7, 2014, between the Registrant and R. Bryan Riggsbee+		8-K (Exhibit 10.1)	10/09/2014	000-26642

	.2	Employment Agreement, dated October 8, 2014, between the registrant and R. Byran Riggsbee+		8-K (Exhibit 10.2)	10/09/2014	000-26642

10.20	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642

	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642

10.21		Executive Retention Agreement, dated November 17, 2006, between the Registrant and Mark. C. Capone+		10-Q (Exhibit 10.1)	02/06/07	000-26642

10.22		Executive Retention Agreement between Myriad Genetics Inc. and R. Bryan Riggsbee dated December 18, 2014+		10-Q (Exhibit 10.1)	02/04/14	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.23		Compensatory Arrangements of Certain Officers+		8-K	06/02/15	000-26642

10.24		Non-Employee Director Compensation Policy+		10-Q (Exhibit 10.3)	11/05/14	000-26642

10.25		Form of director and executive officer indemnification agreement+		10-K (Exhibit 10.34)	08/25/09	000-26642

Equity Compensation Plans

10.26	.1	2003 Employee, Director and Consultant Stock Option Plan, as amended (the “2003 Plan”)+		10-Q (Exhibit 10.1)	02/3/10	000-26642

	.2	Form of Incentive Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.7)	11/01/07	000-26642

	.3	Form of Non-Qualified Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.8)	11/01/07	000-26642

10.27	.1	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”)+		8-K (Exhibit 10.1)	12/06/13	000-26642

	.2	Form of Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.3)	02/01/11	000-26642

	.3	Form of Director Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.4)	02/01/11	000-26642

	.4	Form of Restricted Stock Unit Agreement for Executive Officers under the 2010 Plan+		10-Q (Exhibit 10.1)	11/05/14	000-26642

	.5	Form of Restricted Stock Unit Agreement for Directors under the 2010 Plan+		10-Q (Exhibit 10.2)	11/05/14	000-26642

10.28		2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.2)	12/07/12	000-26642

10.29		2013 Executive Incentive Plan+		8-K (Exhibit 10.3)	12/07/12	000-26642

Other

21.1		List of Subsidiaries of the Registrant	X

23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

101	The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in XBRL (Xtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

(+)	Management contract or compensatory plan arrangement.
(@)	The agreements with all executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit