Form 10-K/A
period 2015-06-30
MYRIAD GENETICS INC
filed 2015-10-02
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Amendment No. 1 to the Annual Report on Form 10-K/A: Certain information required in Part III of this Amendment No. 1 to the Annual Report on Form 10-K/A is incorporated from the Registrant’s Proxy Statement, to be filed no later than 120 days following June 30, 2015, for the Annual Meeting of Stockholders to be held on December 3, 2015.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended June 30, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2015 (the “Original Filing Date”), solely to re-file the Exhibit List included therein to correct various typographical errors, including the date of the filing from which our current Restated By-Laws is incorporated by reference.

Although the Exhibit List and the corresponding Item 15 from the Original Filing are restated in their entirety, no other changes have been made to the Original Filing except as described above, and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents were previously filed with the Original Filing.

1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 of the Original Filing.

2.	Financial Statement Schedule

The following schedule was filed as part of the Original Filing:

Schedule II - Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2015, 2014 and 2013.

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

The exhibits which are filed with or incorporated by reference into this Amendment No. 1 to the Annual Report on Form 10-K/A are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MYRIAD GENETICS, INC.

By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer

Date: October 2, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

3.1	Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	08/15/11	000-26642

3.2	Restated By-Laws		8-K (Exhibit 3.1)	09/24/14	000-26642

4.1	Specimen common stock certificate		10-K (Exhibit 4.1)	08/15/11	000-26642

Lease Agreements

10.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642

10.2	Amendment to Lease Agreement, dated March 29, 1996 between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.3)	11/08/96	000-26642

10.3	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642

10.4	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Foothill Associates, Ltd.		10-Q (Exhibit 10.1)	11/12/98	000-26642

10.5	Memorandum of Lease, dated August 24, 1998, between the Registrant and Boyer Research Park Associates VI, L.C.		10-Q (Exhibit 10.2)	11/12/98	000-26642

10.6	Subordination Agreement and Estoppel, Attornment and Non-Disturbance Agreement (Lease to Deed of Trust), dated June 24, 1998, between the Registrant and Wells Fargo Bank, National Association		10-Q (Exhibit 10.3)	11/12/98	000-26642

10.7	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642

10.8	Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.2)	05/15/01	000-26642

10.9	Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

10.10	Letter of Understanding regarding Lease Agreement, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.11	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642

	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642

Agreements with Executive Officers and Directors

10.12		Employment Agreement, dated May 15, 1993, between the Registrant, Myriad Genetic Laboratories, Inc. and Peter D. Meldrum+		S-1 (Exhibit 10.3)	10/05/95	33-95970

10.13		Resignation Agreement between Myriad Genetics, Inc. and Peter D. Meldrum dated January 30, 2015+		8-K (Exhibit 10.1)	02/03/15	000-26642

10.14		Employment Agreement between Myriad Genetics, Inc., Myriad Genetic Laboratories, Inc. and James S. Evans dated March 3, 1995+		8-K (Exhibit 10.1)	11/06/07	000-26642

10.15		Resignation Agreement between Myriad Genetics, Inc. and James S. Evans dated October 8, 2014+		8-K (Exhibit 10.3)	10/09/14	000-26642

10.16		Employment Agreement, dated November 5, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Richard M. Marsh+		10-K (Exhibit 10.27)	08/25/09	000-26642

10.17		Employment Agreement, dated October 1, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Mark. C. Capone+		10-K (Exhibit 10.28)	08/25/09	000-26642

10.18		Employment Agreement, dated September 2, 2002, between the Registrant, Myriad Genetic Laboratories, Inc. and Jerry S. Lanchbury, Ph.D.+		10-K (Exhibit 10.22)	08/15/11	000-26642

10.19	.1	Offer Letter, dated October 7, 2014, between the Registrant and R. Bryan Riggsbee+		8-K (Exhibit 10.1)	10/09/14	000-26642

	.2	Employment Agreement, dated October 8, 2014, between the Registrant and R. Bryan Riggsbee+		8-K (Exhibit 10.2)	10/09/14	000-26642

10.20	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642

	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642

10.21		Executive Retention Agreement, dated November 17, 2006, between the Registrant and Mark. C. Capone+		10-Q (Exhibit 10.1)	02/06/07	000-26642

10.22		Executive Retention Agreement between Myriad Genetics Inc. and R. Bryan Riggsbee dated December 18, 2014+		10-Q (Exhibit 10.1)	02/04/15	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.23		Compensatory Arrangements of Certain Officers+		8-K	06/02/15	000-26642

10.24		Non-Employee Director Compensation Policy+		10-Q (Exhibit 10.3)	11/05/14	000-26642

10.25		Form of director and executive officer indemnification agreement+		10-K (Exhibit 10.34)	08/25/09	000-26642

Equity Compensation Plans

10.26	.1	2003 Employee, Director and Consultant Stock Option Plan, as amended (the “2003 Plan”)+		10-Q (Exhibit 10.1)	02/3/10	000-26642

	.2	Form of Incentive Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.7)	11/01/07	000-26642

	.3	Form of Non-Qualified Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.8)	11/01/07	000-26642

10.27	.1	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”)+		8-K (Exhibit 10.1)	12/06/13	000-26642

	.2	Form of Stock Option Agreement under the 2010 Plan+		10-Q (Exhibit 10.3)	02/01/11	000-26642

	.3	Form of Director Stock Option Agreement under the 2010 Plan+		10-Q (Exhibit 10.4)	02/01/11	000-26642

	.4	Form of Restricted Stock Unit Agreement for Executive Officers under the 2010 Plan+		10-Q (Exhibit 10.1)	11/05/14	000-26642

	.5	Form of Restricted Stock Unit Agreement for Directors under the 2010 Plan+		10-Q (Exhibit 10.2)	11/05/14	000-26642

10.28		2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.2)	12/07/12	000-26642

10.29		2013 Executive Incentive Plan+		8-K (Exhibit 10.3)	12/07/12	000-26642

Other

21.1		List of Subsidiaries of the Registrant		10-K (Exhibit 21.1)	08/12/15	000-26642

23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)		10-K (Exhibit 23.1)	08/12/15	000-26642

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K (Exhibit 32)	08/12/15	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

101	The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in XBRL (Xtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.		10-K (Exhibit 101)	08/12/15	000-26642

(+)	Management contract or compensatory plan arrangement.
(@)	The agreements with all executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit