Form 10-Q
period 2015-09-30
MYRIAD GENETICS INC
filed 2015-11-04
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 29, 2015 the registrant had 69,772,430 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$87.4	$64.1
Marketable investment securities	68.0	80.7
Prepaid expenses	5.6	12.5
Inventory	34.3	25.1
Trade accounts receivable, less allowance for doubtful accounts of $6.2 September 30, 2015 and $7.6 June 30, 2015	83.4	85.8
Deferred taxes	13.5	13.5
Prepaid taxes	13.5	—
Other receivables	1.6	1.9

Total current assets	307.3	283.6

Property, plant and equipment, net	64.9	67.2
Long-term marketable investment securities	43.1	40.6
Intangibles, net	189.4	192.6
Goodwill	177.3	177.2
Other assets	5.0	5.0

Total assets	$787.0	$766.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15.8	$21.1
Accrued liabilities	41.8	46.1
Deferred revenue	1.4	1.5

Total current liabilities	59.0	68.7

Unrecognized tax benefits	27.2	26.4
Other long-term liabilities	7.1	8.8
Long-term deferred taxes	6.6	0.2

Total liabilities	99.9	104.1

Commitments and contingencies
Stockholders’ equity:
Common stock, 69.4 and 68.9 shares outstanding at September 30, 2015 and June 30, 2015 respectively	0.7	0.7
Additional paid-in capital	772.3	745.4
Accumulated other comprehensive loss	(7.1)	(7.0)
Accumulated deficit	(78.8)	(77.0)

Total stockholders’ equity	687.1	662.1

Total liabilities and stockholders’ equity	$787.0	$766.2

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,
	2015	2014
Molecular diagnostic testing	$171.9	$164.5
Pharmaceutical and clinical services	11.6	4.3

Total revenue	183.5	168.8
Costs and expenses:
Cost of molecular diagnostic testing	30.9	32.8
Cost of pharmaceutical and clinical services	5.6	2.1
Research and development expense	17.2	22.6
Selling, general, and administrative expense	86.5	85.4

Total costs and expenses	140.2	142.9

Operating income	43.3	25.9
Other income (expense):
Interest income	0.1	0.1
Other	0.1	(0.1)

Total other income:	0.2	—

Income before income tax	43.5	25.9
Income tax provision	16.9	9.9

Net income	$26.6	$16.0

Earnings per share:
Basic	$0.39	$0.22
Diluted	$0.37	$0.21

Weighted average shares outstanding:
Basic	68.7	72.8
Diluted	72.1	76.1

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended September 30,
	2015	2014
Net income	$26.6	$16.0
Unrealized gain (loss) on available-for-sale securities, net of tax	0.1	(0.2)
Change in foreign currency translation adjustment, net of tax	(0.2)	(0.7)

Comprehensive income	$26.5	$15.1

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26.6	$16.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.8	6.0
Loss (gain) on disposition of assets	(0.4)	0.1
Share-based compensation expense	8.7	6.9
Bad debt expense	6.0	7.1
Deferred income taxes	11.4	2.7
Unrecognized tax benefits	0.9	0.3
Excess tax benefit from share-based compensation	(4.9)	(1.7)
Changes in assets and liabilities:
Prepaid expenses	7.0	(2.5)
Trade accounts receivable	(3.6)	(1.5)
Other receivables	0.2	(7.5)
Inventory	(9.2)	(0.9)
Prepaid taxes	(13.5)	(5.1)
Accounts payable	(5.3)	2.6
Accrued liabilities	(5.7)	(15.8)
Deferred revenue	(0.1)	0.3

Net cash provided by operating activities	24.9	7.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.0)	(11.5)
Restricted cash	—	(22.7)
Purchases of marketable investment securities	(21.8)	(5.9)
Proceeds from maturities and sales of marketable investment securities	31.8	67.6

Net cash provided by investing activities	9.0	27.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	22.8	15.1
Excess tax benefit from share-based compensation	4.9	1.7
Repurchase and retirement of common stock	(38.0)	(45.6)

Net cash used in financing activities	(10.3)	(28.8)

Effect of foreign exchange rates on cash and cash equivalents	(0.3)	(0.7)
Net increase in cash and cash equivalents	23.3	5.0
Cash and cash equivalents at beginning of the period	64.1	64.8

Cash and cash equivalents at end of the period	$87.4	$69.8

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Operating results for the three months ended September 30, 2015 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

(2)	ACQUISITIONS

German Clinic

On February 27, 2015, the Company completed the acquisition of privately-held Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) approximately 15 miles from the Company’s European laboratories in Munich, Germany. The cash paid and preliminary total consideration transferred to acquire the Clinic was $20.1.

Total consideration transferred was allocated to tangible assets acquired and liabilities assumed based on their preliminary fair values at the acquisition date as set forth below. The Company believes acquisition of the Clinic should facilitate the Company’s penetration into the German molecular diagnostic market. The Clinic will allow the Company to directly negotiate reimbursement with government and private insurance providers for its tests in the German market and collaborate with hospitals and physician groups. These factors contributed to consideration transferred in excess of the fair value of the Clinic’s net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction. Under German tax law the goodwill related to the purchase of the clinic is deductible and will be amortized for tax purposes over 15 years.

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

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2015 and June 30, 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At September 30, 2015:
Cash and cash equivalents:
Cash	$67.7	$—	$—	$67.7
Cash equivalents	19.7	—	—	19.7

Total cash and cash equivalents	87.4	—	—	87.4

Available-for-sale:
Corporate bonds and notes	30.6	—	—	30.6
Municipal bonds	57.4	0.2		57.6
Federal agency issues	22.9	—	—	22.9

Total	$198.3	$0.2	$—	$198.5

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2015:
Cash and cash equivalents:
Cash	$54.7	$—	$—	$54.7
Cash equivalents	9.4	—	—	9.4

Total cash and cash equivalents	64.1	—	—	64.1

Available-for-sale:
Corporate bonds and notes	41.8	—	—	41.8
Municipal bonds	66.3	0.1	(0.1)	66.3
Federal agency issues	13.2	—	—	13.2

Total	$185.4	$0.1	$(0.1)	$185.4

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at September 30, 2015:

	Amortized cost	Estimated fair value
Cash	$67.7	$67.7
Cash equivalents	19.7	19.7
Available-for-sale:
Due within one year	68.0	68.0
Due after one year through five years	42.9	43.1
Due after five years	—	—

Total	$198.3	$198.5

(4)	PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2015	June 30, 2015
Land	$2.3	$2.3
Buildings and improvements	18.5	18.2
Leasehold improvements	18.6	18.5
Equipment	100.1	99.1

	139.5	138.1
Less accumulated depreciation	(74.6)	(70.9)

Property, plant and equipment, net	$64.9	$67.2

	Three months ended September 30,
	2015	2014
Depreciation expense	3.6	2.6

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $177.3 from the acquisitions of Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011. Of this goodwill, $112.3 relates to the Company’s diagnostic segment and $65.0 relates to the other segment. The following summarizes changes to the goodwill balance for the three months ended September 30, 2015:

Gross Carrying Amount
Beginning balance July 1, 2015	$177.2
Acquisitions	—
Translation adjustments	0.1

Ending balance September 30, 2015	$177.3

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. The following summarizes the amounts reported as intangible assets:

At September 30, 2015:	Gross Carrying Amount	Accumulated Amortization	Net
Purchased licenses and technologies	$199.1	$(19.7)	$179.4
Customer relationships	4.7	(2.0)	2.7
Trademarks	3.0	(0.5)	2.5

Total amortized intangible assets	206.8	(22.2)	184.6

In-process research and development	4.8	—	4.8

Total unamortized intangible assets	4.8	—	4.8

Total intangible assets	$211.6	$(22.2)	$189.4

At June 30, 2015:	Gross Carrying Amount	Accumulated Amortization	Net
Purchased licenses and technologies	$199.1	$(16.7)	$182.4
Customer relationships	4.7	(1.9)	2.8
Trademarks	3.0	(0.4)	2.6

Total amortized intangible assets	206.8	(19.0)	187.8

In-process research and development	4.8	—	4.8

Total unamortized intangible assets	4.8	—	4.8

Total intangible assets	$211.6	$(19.0)	$192.6

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended September 30,
	2015	2014
Amortization of intangible assets	3.2	3.4

(6)	COST BASIS INVESTMENT

As of September 30, 2015, the Company had a $5.0 investment in RainDance Technologies, Inc., which has been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet. There were no events or circumstances that indicated that impairment exists; therefore, the Company recorded no impairment in the investment for the three months ended September 30, 2015.

(7)	ACCRUED LIABILITIES

	September 30, 2015	June 30, 2015
Employee compensation and benefits	$29.9	$33.8
Accrued taxes payable	4.0	3.8
Other	7.9	8.5

Total accrued liabilities	$41.8	$46.1

(8)	OTHER LONG TERM LIABILITIES

	September 30, 2015	June 30, 2015
Pension obligation	$4.9	$4.9
Other	2.2	3.9

Total other long term liabilities	$7.1	$8.8

The Company has two non-contributory defined benefit pension plans for its current and former Clinic employees. The Company has closed participation in the plans to exclude those employees hired after 2002. As of September 30, 2015 the fair value of the plan assets were approximately $0.2 resulting in a net pension liability of $4.9.

(9)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share. There were no preferred shares outstanding at September 30, 2015.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 69.4 shares issued and outstanding at September 30, 2015.

Common shares issued and outstanding

	Three months ended September 30,
	2015	2014
Common stock issued and outstanding at July 1	68.9	73.5
Common stock issued upon exercise of options and employee stock plans	1.6	0.7
Repurchase and retirement of common stock	(1.1)	(1.2)

Common stock issued and outstanding at September 30	69.4	73.0

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended September 30,
	2015	2014
Denominator:
Weighted-average shares outstanding used to compute basic EPS	68.7	72.8
Effect of dilutive shares	3.4	3.3

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	72.1	76.1

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended September 30,
	2015	2014
Anti-dilutive options and RSU’s excluded from EPS computation	0.1	0.2

Stock Repurchase Program

In February 2015, the Company’s Board of Directors authorized a seventh share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of September 30, 2015, the Company has $116.9 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,
	2015	2014
Shares purchased and retired	1.1	1.2
Common stock and additional paid-in-capital reductions	$9.5	$10.2
Charges to retained earnings	$28.5	$35.4

(10)	INCOME TAXES

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

Income tax expense for the three months ended September 30, 2015 was $16.9, or approximately 39% of pre-tax income, compared to $9.9, for the three months ended September 30, 2014, or approximately 38% of pre-tax income. Income tax expense for the three months ended September 30, 2015 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2016, adjusted by discrete items recognized during the period. For the three months ended September 30, 2015, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the effect of state income taxes and the impact from the exclusion of certain losses incurred from the company’s international operations offset by the benefits realized from the differences related to the earlier recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations. The Company’s New Jersey State income tax returns for the years ended June 30, 2007 through 2013 are currently under examination by the State of New Jersey Department of Treasury, Division of Taxation . Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The Company’s U.S. federal tax return and other state tax returns are not currently under examination.

(11)	SHARE-BASED COMPENSATION

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2013, the shareholders approved an amendment to the 2010 Plan to set the number of additional shares of common stock available for grant to 3.5. At September 30, 2015, 0.8 shares of common stock were available for issuance. If an option or RSU issued or awarded under the 2010 Plan is cancelled or expires without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the option or RSU, shall again be available for issuance pursuant to the 2010 Plan. In addition, as of September 30, 2015, the Company may grant up to 3.4 additional shares of common stock under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Stock options granted under the plan prior to December 5, 2012 generally vest ratably over four years and expire ten years from the grant date. Stock options granted after December 5, 2012 generally vest ratably over four years and expire eight years from the grant date. The exercise price of options granted is equivalent to the fair market value of the stock on the grant date. In September 2014, the Company began issuing restricted stock units (“RSUs”) which generally vest ratably over four years on the anniversary date of the grant in lieu of stock options to employees and directors. Beginning in fiscal 2016, RSUs issued will generally vest ratably over four years from the last day of the month in which the RSU award is granted. The number of RSUs awarded to certain executive officers may be reduced if certain additional functional performance metrics are not met.

Stock Options

A summary of the stock option activity under the Company’s plans for the three months ended September 30, 2015 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2015	12.5	$23.49
Options granted	—	$—
Less:
Options exercised	(1.4)	$18.90
Options canceled or expired	—	$—

Options outstanding at September 30, 2015	11.1	$24.09

Options exercisable at September 30, 2015	9.4	$23.66

As of September 30, 2015, there was $13.0 of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.58 years.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the three months ended September 30, 2015 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2015	1.0	$37.63
RSUs granted	0.7	$40.62
Less:
RSUs vested	(0.3)	$39.03
RSUs canceled	—	$—

RSUs outstanding at September 30, 2015	1.4	$38.85

As of September 30, 2015, there was $40.1 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.96 years.

This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. As of September 30, 2015, approximately 0.4 shares of common stock have been issued under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended September 30,
	2015	2014
Cost of molecular diagnostic testing	$0.2	$0.2
Cost of pharmaceutical and clinical services	0.1	0.1
Research and development expense	1.6	0.8
Selling, general, and administrative expense	6.8	5.8

Total share-based compensation expense	$8.7	$6.9

(12)	FAIR VALUE MEASUREMENTS

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. The Company reviews, tests and validates this information. The following table sets forth the fair value of the financial assets that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
at September 30, 2015
Money market funds (a)	$10.5	$—	$—	$10.5
Corporate bonds and notes	—	39.8	—	39.8
Municipal bonds	—	57.6	—	57.6
Federal agency issues	—	22.9	—	22.9

Total	$10.5	$120.3	$—	$130.8

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
at June 30, 2015
Money market funds (a)	$2.4	$—	$—	$2.4
Corporate bonds and notes	—	44.8	—	44.8
Municipal bonds	—	70.3	—	70.3
Federal agency issues	—	13.2	—	13.2

Total	$2.4	$128.3	$—	$130.7

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(13)	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of September 30, 2015, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

(14)	EMPLOYEE DEFERRED SAVINGS PLAN

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

	Three months ended September 30,
	2015	2014
Deferred savings plan Company contributions	$1.5	$1.4

(15)	SEGMENT AND RELATED INFORMATION

The Company’s business units have been aligned with how its Chief Operating Decision Maker (“CODM”) reviews performance and makes decisions in managing the Company. The business units have been aggregated into two reportable segments: (i) diagnostics and (ii) other. The diagnostics segment provides testing and collaborative development of testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The other segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries, research and development, and clinical services for patients, and includes corporate services such as finance, human resources, legal and information technology. The prior periods presented have been restated to conform to the current presentation.

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended September 30, 2015
Revenues	$171.9	$11.6	$183.5
Depreciation and amortization	5.5	1.3	6.8
Segment operating income (loss)	62.3	(19.0)	43.3
Three months ended September 30, 2014
Revenues	$164.5	$4.3	$168.8
Depreciation and amortization	5.0	1.0	6.0
Segment operating income (loss)	45.1	(19.2)	25.9

	Three months ended September 30,
	2015	2014
Total operating income for reportable segments	$43.3	$25.9
Unallocated amounts:
Interest income	0.1	0.1
Other	0.1	(0.1)

Income from operations before income taxes	43.5	25.9

Income tax provision	16.9	9.9

Net income	$26.6	$16.0

(16)	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended September 30,
	2015	2014
Cash paid during the period for income taxes	$18.4	$11.1
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders’ equity	$0.1	$(0.2)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs. During the three months ended September 30, 2015, we reported total revenues of $183.5 million, net income of $26.6 million and diluted earnings per share of $0.37 that included income tax expense of $16.9 million.

On February 27, 2015, we completed the acquisition of Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) which contributed approximately $5.0 million of revenue in the current quarter with no impact on diluted earnings per share. We believe the acquisition of the Clinic should facilitate our penetration into the German molecular diagnostic market. The Clinic will allow us to directly negotiate reimbursement with government and private insurance providers for our tests in the German market and collaborate with hospitals and physician groups.

Our business units have been aligned with how its Chief Operating Decision Maker (“CODM”) reviews performance and makes decisions in managing the Company. The business units have been aggregated into two reportable segments: (i) diagnostics and (ii) other. The diagnostics segment provides testing and collaborative development of testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The other segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries, research and development, and clinical services for patients, and includes corporate services such as finance, human resources, legal and information technology.

Business Highlights

In August, we received a favorable final local coverage determination for our Prolaris test from Noridian, the Medicare Administrative Contractor for the Company. The coverage determination, which became effective October 15, 2015, covers Prolaris for patients defined as low or very-low risk by the National Comprehensive Cancer Network guidelines.

We began a program in the first quarter of fiscal 2015 to transition our hereditary cancer business from our BRACAnalysis product to the myRisk Hereditary Cancer panel test. BRACAnalysis is a DNA sequencing test used to assess the risk of developing breast and ovarian cancer. MyRisk is a DNA sequencing test used to determine the patient’s hereditary cancer risk for breast cancer, ovarian cancer, uterine cancer, colon cancer, uterine cancer, melanoma, pancreatic cancer, prostate cancer and gastric cancer. We exited the quarter with approximately 80 percent of incoming hereditary cancer tests being ordered as myRisk, representing 100 percent conversion of our targeted physician base.

In September 2015, Medicare proposed preliminary pricing for public comment based upon crosswalking a number of advanced diagnostic tests to existing clinical fee schedule codes which if adopted would reduce our VectraDA testing revenue. We, along with the affected clinical laboratory testing industry, believe this methodology is inappropriate and are strongly challenging the proposed change. Depending on Medicare’s final pricing decision, VectraDA revenues for the second half of the year may be adversely impacted.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Revenue

	Three months ended September 30,
(In millions)	2015	2014	Change
Revenue	$183.5	$168.8	$14.7

The increase in revenue is primarily driven by growth in hereditary cancer testing revenues of $6.1 million and growth in pharmaceutical and clinical service revenues of $7.3 million. The increase in hereditary cancer revenue was driven by increased volume associated primarily with our myRisk hereditary cancer panel test. Pricing and market share were relatively consistent with the prior year. The increase in pharmaceutical and clinical service revenue was primarily driven by the acquisition of the Clinic.

The following table presents additional detail regarding the composition of our total revenue for the three months ending September 30, 2015 and 2014:

	Three months ending September 30,		$	% of Total Revenue
(In millions)	2015	2014	Change	2015	2014
Molecular diagnostic revenues:
Hereditary Cancer Testing	$156.7	$150.6	$6.1	86%	89%
VectraDA	11.4	10.6	0.8	6%	6%
Other	3.8	3.3	0.5	2%	2%

Total molecular diagnostic revenue	171.9	164.5	7.4

Pharmaceutical and clinical service revenue	11.6	4.3	7.3	6%	3%

Total revenue	$183.5	$168.8	$14.7	100%	100%

Cost of Sales

	Three months ended September 30,
(In millions)	2015	2014	Change
Cost of sales	$36.5	$34.9	$1.6
Cost of sales as a % of sales	19.9%	20.7%

Cost of sales as a percentage of revenue decreased from 20.7% to 19.9% during the three months ended September 30, 2015 compared to the same period in the prior year driven by efficiencies in the laboratory performing molecular diagnostic tests. This operational improvement was partially offset by the impact of the Clinic, which was acquired in February 2015.

Research and Development Expenses

	Three months ended September 30,
(In millions)	2015	2014	Change
R&D expense	$17.2	$22.6	$(5.4)
R&D expense as a % of sales	9.4%	13.4%

Research and development expense for the three months ended September 30, 2015 decreased compared to the same period in the prior year driven by a reduction in the cost of formulating, improving, validating and creating alternative or modified processes relating to the myRisk production process. In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Selling, General and Administrative Expenses

	Three months ended September 30,
(In millions)	2015	2014	Change
SG&A expense	$86.5	$85.4	$1.1
SG&A expense as a % of sales	47.1%	50.6%

Selling, general and administrative expense increased for the three months ended September 30, 2015 compared to the same period in the prior year due to a $2.2 million increase in costs relating to the Clinic acquisition. This increase was offset by a $1.1 million decrease in bad debt expense due to improved collections.

Other Income (Expense)

	Three months ended September 30,
(In millions)	2015	2014	Change
Other income	$0.2	$—	$0.2

For the three months ended September 30, 2015 compared to the same period in the prior year, the increase in other income was driven by an increase in net gains on disposition of assets.

Income Tax Expense

	Three months ended September 30,
(In millions)	2015	2014	Change
Income tax expense	$16.9	$9.9	$7.0
Effective tax rate	38.8%	38.2%

Our tax rate is the product of a U.S. federal effective rate of 35% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period. The increase in the effective rate for the three months ended September 30, 2015 as compared to the same period in the prior year is due to an increase in our liability for unrecognized tax benefits and a normal fluctuation in the state income tax rate. The effective rate in both periods was also negatively impacted by foreign losses for which no income tax benefit is recognized. Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

Liquidity and Capital Resources

We believe that with our existing capital resources and expected net cash to be generated from sales, that we will have adequate funds to maintain our current and planned operations for the foreseeable future, although no assurance can be given that changes will not occur that would consume available capital resources more quickly than we currently expect and that we may need or want to raise capital.

Our capital deployment strategy focuses on use of resources in three key areas: research and development, acquisitions and the repurchase of our common stock. We believe that research and development provides the best return on invested capital. We also allocate capital for acquisitions that support our business strategy and share repurchases based on business and market conditions.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

(In millions)	September 30, 2015	June 30, 2015	Change
Cash and cash equivalents	$87.4	$64.1	$23.3
Marketable investment securities	68.0	80.7	(12.7)
Long-term marketable investment securities	43.1	40.6	2.5

Cash, cash equivalents and marketable investment securities	$198.5	$185.4	$13.1

For the three months ended September 30, 2015, the increase in cash, cash equivalents and marketable investment securities was primarily driven by the $24.9 million in cash provided by operating activities and $22.8 million in net proceeds from common stock issued under share-based compensation plans. These increases were partially offset by $38.0 million used for the repurchase and retirement on common stock.

The following table represents the condensed consolidated cash flow statement:

	Three months ended September 30,
(In millions)	2015	2014	Change
Cash flows from operating activities	$24.9	7.0	$17.9
Cash flows from investing activities	9.0	27.5	(18.5)
Cash flows from financing activities	(10.3)	(28.8)	18.5
Effect of foreign exchange rates on cash and cash equivalents	(0.3)	(0.7)	0.4

Net increase in cash and cash equivalents	23.3	5.0	18.3
Cash and cash equivalents at the beginning of the year	64.1	64.8	(0.7)

Cash and cash equivalents at the end of the period	$87.4	$69.8	$17.6

Cash Flows from Operating Activities

The increase in cash flows for the three months ended September 30, 2015, compared to the same period in the prior year, was due to the $10.6 million increase in net income as well an increase in non-cash charges included in net income of $7.1 million.

Cash Flows from Investing Activities

For the three months ended September 30, 2015, compared to the same period in the prior year, the decrease in cash flows from investing activities was primarily related to the $51.7 million reduction in net proceeds from the liquidation of marketable investment securities offset by the $22.7 million reduction in restricted cash and $10.5 million decrease in capital expenditures.

Cash Flows from Financing Activities

For the three months ended September 30, 2015, compared to the same period in the prior year, the increase in cash flows from financing activities was driven primarily by the $7.7 million increase in net proceeds from stock issued under share-based compensation plans and the $7.6 million reduction in cash spent for the repurchase and retirement of common stock.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In February 2015, the Company’s Board of Directors authorized a seventh share repurchase program of $200 million of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of September 30, 2015, the Company has $116.9 million remaining on its current share repurchase authorization. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No significant changes to our accounting policies took place during the period. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” continue,” “likely,” “will,” “strategy, “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to transition from our existing product portfolio to our new tests; risks related to changes in the governmental or private insurers’ reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire, including but not limited to our acquisition of a healthcare clinic in Germany; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual report on Form 10-K for the fiscal year ended June 30, 2015, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended September 30, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June  30, 2015, which is incorporated by reference herein.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In February 2015, we announced that our board of directors had authorized us to repurchase an additional $200.0 million of our outstanding common stock increasing the cumulative share repurchase authorization since we first authorized the program in May 2010 to $1.2 billion. In connection with our most recent stock repurchase authorization, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of the date of this report, we have not entered into an accelerated share repurchase agreement under our most recent stock repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

During the three months ended September 30, 2015 we acquired the following shares of common stock under our stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	0.3	$34.15	0.3	144.2
August 1, 2015 to August 31, 2015	0.6	$33.18	0.6	126.0
September 1, 2015 to September 30, 2015	0.2	$38.55	0.2	116.9

Total	1.1		1.1	116.9

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Form of Executive Retention Agreement, as amended.+@

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations (iii) the unaudited Consolidated Statement of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan arrangement.
(@)	Each executive who is a party to the agreement and the effective date of execution is listed at the end of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 4, 2015	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: November 4, 2015	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)