Form 10-Q
period 2016-03-31
MYRIAD GENETICS INC
filed 2016-05-04
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016 the registrant had 70,298,970 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	March 31, 2016	June 30, 2015

ASSETS
Current assets:
Cash and cash equivalents	$120.5	$64.1
Marketable investment securities	96.2	80.7
Prepaid expenses	21.1	12.5
Inventory	25.3	25.1
Trade accounts receivable, less allowance for doubtful accounts of $6.5 March 31, 2016 and $7.6 June 30, 2015	91.1	85.8
Deferred taxes	—	13.5
Prepaid taxes	15.3	—
Other receivables	2.9	1.9

Total current assets	372.4	283.6

Property, plant and equipment, net	60.0	67.2
Long-term marketable investment securities	69.7	40.6
Intangibles, net	183.2	192.6
Goodwill	177.9	177.2
Other assets	5.0	5.0

Total assets	$868.2	$766.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13.8	$21.1
Accrued liabilities	50.8	46.1
Deferred revenue	1.5	1.5

Total current liabilities	66.1	68.7

Unrecognized tax benefits	24.0	26.4
Other long-term liabilities	7.7	8.8
Long-term deferred taxes	0.2	0.2

Total liabilities	98.0	104.1

Commitments and contingencies
Stockholders’ equity:
Common stock, 70.4 and 68.9 shares outstanding at March 31, 2016 and June 30, 2015 respectively	0.7	0.7
Additional paid-in capital	847.0	745.4
Accumulated other comprehensive loss	(8.3)	(7.0)
Accumulated deficit	(69.2)	(77.0)

Total stockholders’ equity	770.2	662.1

Total liabilities and stockholders’ equity	$868.2	$766.2

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Molecular diagnostic testing	$177.4	$173.0	$532.0	$516.6
Pharmaceutical and clinical services	13.1	7.0	35.4	16.6

Total revenue	190.5	180.0	567.4	533.2
Costs and expenses:
Cost of molecular diagnostic testing	33.6	33.0	98.6	100.9
Cost of pharmaceutical and clinical services	6.6	3.3	18.7	8.1
Research and development expense	17.2	16.7	51.1	56.8
Selling, general, and administrative expense	90.5	91.3	267.8	269.4

Total costs and expenses	147.9	144.3	436.2	435.2

Operating income	42.6	35.7	131.2	98.0
Other income (expense):
Interest income	0.3	0.1	0.5	0.3
Other	0.2	(0.3)	—	1.1

Total other income (expense):	0.5	(0.2)	0.5	1.4

Income before income tax	43.1	35.5	131.7	99.4
Income tax provision	10.5	14.1	42.1	37.9

Net income	$32.6	$21.4	$89.6	$61.5

Earnings per share:
Basic	$0.46	$0.30	$1.28	$0.85
Diluted	$0.44	$0.29	$1.22	$0.82

Weighted average shares outstanding:
Basic	70.9	70.7	70.1	72.0
Diluted	73.5	73.9	73.2	75.1

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Net income	$32.6	$21.4	$89.6	$61.5
Unrealized gain (loss) on available-for-sale securities, net of tax	0.3	—	0.2	(0.3)
Change in foreign currency translation adjustment, net of tax	0.5	(3.3)	(1.5)	(5.7)

Comprehensive income	$33.4	$18.1	$88.3	$55.5

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89.6	$61.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.0	18.4
Loss (gain) on disposition of assets	(0.4)	0.1
Share-based compensation expense	23.9	31.6
Bad debt expense	23.5	23.5
Deferred income taxes	31.5	(1.0)
Unrecognized tax benefits	(2.4)	1.9
Excess tax benefit from share-based compensation	(17.9)	(3.2)
Changes in assets and liabilities:
Prepaid expenses	(8.7)	(3.0)
Trade accounts receivable	(28.7)	(32.2)
Other receivables	(1.0)	0.9
Inventory	(0.2)	(4.9)
Prepaid taxes	(15.3)	13.6
Accounts payable	(6.9)	(6.4)
Accrued liabilities	2.9	(11.5)
Deferred revenue	—	0.2

Net cash provided by operating activities	109.9	89.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2.8)	(21.9)
Acquisitions, net of cash acquired	—	(20.1)
Purchases of marketable investment securities	(131.4)	(55.1)
Proceeds from maturities and sales of marketable investment securities	86.6	140.8

Net cash provided by (used in) investing activities	(47.6)	43.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	85.9	25.6
Excess tax benefit from share-based compensation	17.9	3.2
Repurchase and retirement of common stock	(107.9)	(165.9)

Net cash used in financing activities	(4.1)	(137.1)

Effect of foreign exchange rates on cash and cash equivalents	(1.8)	(5.7)

Net increase (decrease) in cash and cash equivalents	56.4	(9.6)
Cash and cash equivalents at beginning of the period	64.1	64.8

Cash and cash equivalents at end of the period	$120.5	$55.2

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Operating results for the three and nine months ended March 31, 2016 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718). (“ASU 2016-09”), ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company’s management is currently evaluating how the adoption of ASU 2016-09 will impact the Company’s Consolidated Financial Statements.

(2)	ACQUISITIONS

German Clinic

On February 27, 2015, the Company completed the acquisition of privately-held Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) approximately 15 miles from the Company’s European laboratories in Munich, Germany. The cash paid and total consideration transferred to acquire the Clinic was $20.1.

Total consideration transferred was allocated to tangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. The Company believes acquisition of the Clinic should facilitate the Company’s penetration into the German molecular diagnostic market. The Clinic will allow the Company to directly negotiate reimbursement with government and private insurance providers for its tests in the German market and collaborate with hospitals and physician groups. These factors contributed to consideration transferred in excess of the fair value of the Clinic’s net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction. Under German tax law the goodwill related to the purchase of the clinic is deductible and will be amortized for tax purposes over 15 years.

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants.

Estimated Fair Value
Current assets	$3.1
Real property	20.7
Equipment	1.6
Goodwill	8.7
Current liabilities	(4.4)
Long-term liabilities	(9.6)

Total purchase price	$20.1

During the quarter ended March 31, 2016 there was an adjustment to long-term liabilities. The long-term liabilities increased by approximately $0.6 due to information obtained from the third party actuarial analysis of the pension obligation which increased goodwill by the same amount.

(3)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2016 and June 30, 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At March 31, 2016:
Cash and cash equivalents:
Cash	$114.2	$—	$—	$114.2
Cash equivalents	6.3	—	—	6.3

Total cash and cash equivalents	120.5	—	—	120.5

Available-for-sale:
Corporate bonds and notes	48.5	0.1	(0.1)	48.5
Municipal bonds	80.6	0.2	—	80.8
Federal agency issues	36.5	0.1	—	36.6

Total	$286.1	$0.4	$(0.1)	$286.4

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2015:
Cash and cash equivalents:
Cash	$54.7	$—	$—	$54.7
Cash equivalents	9.4	—	—	9.4

Total cash and cash equivalents	64.1	—	—	64.1

Available-for-sale:
Corporate bonds and notes	41.8	—	—	41.8
Municipal bonds	66.3	0.1	(0.1)	66.3
Federal agency issues	13.2	—	—	13.2

Total	$185.4	$0.1	$(0.1)	$185.4

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at March 31, 2016:

	Amortized cost	Estimated fair value
Cash	$114.2	$114.2
Cash equivalents	6.3	6.3
Available-for-sale:
Due within one year	96.2	96.2
Due after one year through five years	69.4	69.7
Due after five years	—	—

Total	$286.1	$286.4

(4)	PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2016	June 30, 2015
Land	$2.3	$2.3
Buildings and improvements	18.8	18.2
Leasehold improvements	18.7	18.5
Equipment	101.9	99.1

	141.7	138.1
Less accumulated depreciation	(81.7)	(70.9)

Property, plant and equipment, net	$60.0	$67.2

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Depreciation expense	3.5	3.3	10.6	8.8

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $177.9 from the acquisitions of Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011. Of this goodwill, $112.3 relates to the Company’s diagnostic segment and $65.6 relates to the other segment. The following summarizes changes to the goodwill balance for the nine months ended March 31, 2016:

Carrying amount
Beginning balance July 1, 2015	$177.2
Purchase accounting (see note 2)	0.6
Translation adjustments	0.1

Ending balance March 31, 2016	$177.9

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. The following summarizes the amounts reported as intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net

At March 31, 2016:
Purchased licenses and technologies	$199.1	$(25.6)	$173.5
Customer relationships	4.7	(2.2)	2.5
Trademarks	3.0	(0.6)	2.4

Total amortized intangible assets	206.8	(28.4)	178.4

In-process research and development	4.8	—	4.8

Total unamortized intangible assets	4.8	—	4.8

Total intangible assets	$211.6	$(28.4)	$183.2

	Gross Carrying Amount	Accumulated Amortization	Net

At June 30, 2015:
Purchased licenses and technologies	$199.1	$(16.7)	$182.4
Customer relationships	4.7	(1.9)	2.8
Trademarks	3.0	(0.4)	2.6

Total amortized intangible assets	206.8	(19.0)	187.8

In-process research and development	4.8	—	4.8

Total unamortized intangible assets	4.8	—	4.8

Total intangible assets	$211.6	$(19.0)	$192.6

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Amortization of intangible assets	3.1	3.1	9.4	9.6

(6)	COST BASIS INVESTMENT

As of March 31, 2016, the Company had a $5.0 investment in RainDance Technologies, Inc., which has been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet. There were no events or circumstances that indicated that impairment exists; therefore, the Company recorded no impairment in the investment for the nine months ended March 31, 2016.

(7)	ACCRUED LIABILITIES

	March 31, 2016	June 30, 2015
Employee compensation and benefits	$39.7	$33.8
Accrued taxes payable	2.3	3.8
Other	8.8	8.5

Total Accrued liabilities	$50.8	$46.1

(8)	OTHER LONG TERM LIABILITIES

	March 31,	June 30,
	2016	2015
Pension obligation	$5.7	$4.9
Other	2.0	3.9

Total other long term liabilities	$7.7	$8.8

The Company has two non-contributory defined benefit pension plans for its current and former Clinic employees. Participation in the plans was closed to exclude those employees hired after 2002. As of March 31, 2016 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $5.7.

(9)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share. There were no preferred shares outstanding at March 31, 2016.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 70.4 shares issued and outstanding at March 31, 2016.

Common shares issued and outstanding

	Nine months ended March 31,
	2016	2015
Common stock issued and outstanding at July 1	68.9	73.5
Common stock issued upon exercise of options and employee stock plans	4.4	1.2
Repurchase and retirement of common stock	(2.9)	(4.7)

Common stock issued and outstanding at March 31	70.4	70.0

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Denominator:
Weighted-average shares outstanding used to compute basic EPS	70.9	70.7	70.1	72.0
Effect of dilutive shares	2.6	3.2	3.1	3.1

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	73.5	73.9	73.2	75.1

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Anti-dilutive options and RSU’s excluded from EPS computation	0.1	0.1	—	—

Stock Repurchase Program

In February 2015, the Company’s Board of Directors authorized a seventh share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of March 31, 2016, the Company has $47.0 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Shares purchased and retired	1.2	1.8	2.9	4.7

Common stock and additional paid-in-capital reductions	$11.2	$15.2	$26.0	$40.2

Charges to retained earnings	$33.3	$46.8	$81.9	$125.8

(10)	INCOME TAXES

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

Income tax expense for the three months ended March 31, 2016 was $10.5, or approximately 24% of pre-tax income, compared to $14.1, or approximately 40% of pre-tax income, for the three months ended March 31, 2015. Income tax expense for the nine months ended March 31, 2016 was $42.1, or approximately 32% of pre-tax income, compared to $37.9, or approximately 38% of pre-tax income, for the nine months ended March 31, 2015. Income tax expense for the three and nine months ended March 31, 2016 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2016, adjusted by discrete items recognized during the period. For the three and nine months ended March 31, 2016, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the effect of state income taxes, changes in uncertain tax benefits and valuation allowances related to historic tax credits, the federal research tax credit, the sourcing of foreign losses and the benefits realized from the differences related to the earlier recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations. The Company is currently under audit by the IRS for the fiscal year ended June 30, 2014, the State of New Jersey for the fiscal years June 30, 2007 through 2013 and the State of New York for the fiscal years June 30, 2014 through 2015. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

Pursuant to the guidelines of the recently issued Accounting Standards Update 2015-17 (“the Update”), all deferred tax assets and liabilities are to be classified as non-current. The effective date of the Update for public companies is for annual periods beginning after December 15, 2016 and later dates for all other entities. Early adoption is permitted. To comply with the guidance, the Company elected to adopt this Update for the quarter ended December 31, 2015 and the annual period ending June 30, 2016. The guidance indicates that the Update may be applied either prospectively or retrospectively. The Company chose to apply the Update prospectively. Accordingly, no prior periods were adjusted. During the quarter ended December 31, 2015, approximately $13.5 of net current deferred tax assets were reclassified to non-current and netted against non-current deferred tax liabilities.

(11)	SHARE-BASED COMPENSATION

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 3, 2015, the shareholders approved an amendment to the 2010 Plan to add 1.6 to the number of shares of common stock available for grant. At March 31, 2016, 2.3 shares of common stock were available for issuance. If an option or RSU issued or awarded under the 2010 Plan is cancelled or expires without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the option or RSU, shall again be available for issuance pursuant to the 2010 Plan. In addition, as of March 31, 2016, the Company may grant up to 2.5 additional shares of common stock under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting period of awards under the 2010 Plan are determined by the Compensation Committee of the Board of Directors for each equity award. Stock options granted under the plan prior to December 5, 2012 generally vest ratably over four years and expire ten years from the grant date. Stock options granted after December 5, 2012 generally vest ratably over four years and expire eight years from the grant date. The exercise price of options granted is equivalent to the fair market value of the stock on the grant date. In September 2014, in lieu of stock options, the Company began issuing restricted stock units (“RSUs”) to employees and directors which generally vest ratably over four years on the anniversary date of the grant. Beginning in fiscal 2016, RSUs issued will generally vest ratably over four years from the last day of the month in which the RSU award is granted. The number of RSUs awarded to certain executive officers may be reduced if certain additional financial performance metrics are not met.

Stock Options

A summary of the stock option activity under the Company’s plans for the nine months ended March 31, 2016 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2015	12.5	$23.49
Options granted	—	$—
Less:
Options exercised	(4.1)	$21.39
Options canceled or expired	—	$—

Options outstanding at March 31, 2016	8.4	$24.51

Options exercisable at March 31, 2016	6.9	$24.02

As of March 31, 2016, there was $8.6 of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.16 years.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the nine months ended March 31, 2016 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2015	1.0	$37.63
RSUs granted	0.8	$40.66
Less:
RSUs vested	(0.4)	$39.74
RSUs canceled	—	$—

RSUs outstanding at March 31, 2016	1.4	$38.78

As of March 31, 2016, there was $35.0 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.54 years. This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. As of March 31, 2016, approximately 0.7 shares of common stock have been issued under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Cost of molecular diagnostic testing	$0.2	$0.2	$0.7	$0.7
Cost of pharmaceutical and clinical services	0.1	0.1	0.3	0.4
Research and development expense	1.3	1.2	4.1	3.2
Selling, general, and administrative expense	6.0	11.0	18.8	27.3

Total share-based compensation expense	$7.6	$12.5	$23.9	$31.6

(12)	FAIR VALUE MEASUREMENTS

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

	Level 1	Level 2	Level 3	Total
at March 31, 2016

Money market funds (a)	$6.3	$—	$—	$6.3
Corporate bonds and notes	—	48.5	—	48.5
Municipal bonds	—	80.8	—	80.8
Federal agency issues	—	36.6	—	36.6

Total	$6.3	$165.9	$—	$172.2

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
at June 30, 2015

Money market funds (a)	$2.4	$—	$—	$2.4
Corporate bonds and notes	—	44.8	—	44.8
Municipal bonds	—	70.3	—	70.3
Federal agency issues	—	13.2	—	13.2

Total	$2.4	$128.3	$—	$130.7

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

(13)	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of March 31, 2016, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Deferred savings plan contributions	$1.4	$1.3	$4.1	$3.8

(15)	SEGMENT AND RELATED INFORMATION

The Company’s business units have been aligned with how the Chief Operating Decision Maker (“CODM”) reviews performance and makes decisions in managing the Company. The business units have been aggregated into two reportable segments: (i) diagnostics and (ii) other. The diagnostics segment provides testing and collaborative development of testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The other segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries, research and development, and clinical services for patients, and includes corporate services such as finance, human resources, legal and information technology. The prior periods presented have been restated to conform to the current presentation.

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended March 31, 2016
Revenues	$177.4	$13.1	$190.5
Depreciation and amortization	5.4	1.2	6.6
Segment operating income (loss)	59.2	(16.6)	42.6
Three months ended March 31, 2015
Revenues	$173.0	$7.0	$180.0
Depreciation and amortization	5.2	1.2	6.4
Segment operating income (loss)	55.2	(19.5)	35.7
Nine months ended March 31, 2016
Revenues	$532.0	$35.4	$567.4
Depreciation and amortization	16.2	3.8	20.0
Segment operating income (loss)	186.3	(55.1)	131.2
Nine months ended March 31, 2015
Revenues	$516.6	$16.6	$533.2
Depreciation and amortization	15.2	3.2	18.4
Segment operating income (loss)	159.3	(61.3)	98.0

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Total operating income for reportable segments	$42.6	$35.7	$131.2	$98.0
Unallocated amounts:
Interest income	0.3	0.1	0.5	0.3
Other	0.2	(0.3)	—	1.1

Income from operations before income taxes	43.1	35.5	131.7	99.4

Income tax provision	10.5	14.1	42.1	37.9

Net income	$32.6	$21.4	$89.6	$61.5

(16)	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended March 31,
	2016	2015
Cash paid during the period for income taxes	$28.5	$22.7
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders’ equity	$0.2	$(0.3)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs. During the three months ended March 31, 2016, we reported total revenues of $190.5 million, net income of $32.6 million and diluted earnings per share of $0.44 that included income tax expense of $10.5 million. During the nine months ended March 31, 2016, we reported total revenues of $567.4 million, net income of $89.6 million and diluted earnings per share of $1.22 that included income tax expense of $42.1 million.

On February 27, 2015, we completed the acquisition of Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) which contributed approximately $5.5 million and $15.6 million of revenue in the current quarter and year to date respectively with no impact on diluted earnings per share. We believe the acquisition of the Clinic should facilitate our penetration into the German molecular diagnostic market. The Clinic will allow us to directly negotiate reimbursement with government and private insurance providers for our tests in the German market and collaborate with hospitals and physician groups.

Our business units have been aligned with how the Chief Operating Decision Maker (“CODM”) reviews performance and makes decisions in managing the Company. The business units have been aggregated into two reportable segments: (i) diagnostics and (ii) other. The diagnostics segment provides testing and collaborative development of testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The other segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries, research and development, and clinical services for patients, and includes corporate services such as finance, human resources, legal and information technology.

Business Highlights

We are committed to obtaining long-term contracts for our hereditary cancer products. Currently 62% of our hereditary cancer products are under long-term contracts with insurance providers.

During the fiscal third quarter we signed multiple additional private insurance contracts bringing the total private lives covered for Prolaris, our RNA expression test for assessing the aggressiveness of prostate cancer, to 28 million.

During the second quarter, we announced the issuance of a new patent pertaining to Vectra DA by the U.S. Patent and Trademark Office. This is the first issued patent covering our Vectra DA testing process for assessing the disease activity of rheumatoid arthritis.

In August 2015, we received a favorable final local coverage determination for our Prolaris test from Noridian, the Medicare Administrative Contractor for the Company. The coverage determination became effective second quarter, on October 15, 2015, and covers Prolaris for patients defined as low or very-low risk by the National Comprehensive Cancer Network guidelines.

We have developed two new companion diagnostics. The first is a tumor sequencing test panel that evaluates approximately 80 genes our pharmaceutical partners identified as clinically actionable in oncology and may augment our other companion products. The second is a proprietary immune pathway assay that can identify potential responders to immunotherapy. We are seeking research collaborations with pharmaceutical partners for these new products.

During the fiscal second quarter, we won a competitive tender for EndoPredict in France that is anticipated to begin generating revenue in calendar year 2016. Additionally, Helsana, the largest insurance provider in Switzerland, announced a favorable coverage decision for Prolaris.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenue

	Three months ended March 31,		Change
(In millions)	2016	2015
Revenue	$190.5	$180.0	$10.5

The increase in revenue is primarily due to growth in pharmaceutical and clinical service revenues of $6.1 million and growth in Prolaris revenues of $4.7 million. The increase in pharmaceutical and clinical service revenue was primarily driven by the acquisition of the Clinic. The increase in Prolaris revenue was driven by increased volumes and the initiation of Medicare coverage for a portion of the Medicare population effective October 15, 2015 as well as reimbursement of $2.1 million for tests run prior to October 15, 2015. Throughout the period pricing and market share were relatively consistent with the prior year.

The following table presents additional detail regarding the composition of our total revenue for the three months ended March 31, 2016 and 2015:

	Three months ending March 31,		$	% of Total Revenue
(In millions)	2016	2015	Change	2016	2015
Molecular diagnostic revenues:
Hereditary Cancer Testing	$156.3	$159.0	$(2.7)	82%	88%
VectraDA	12.3	10.5	1.8	6%	6%
Prolaris	5.2	0.5	4.7	3%	0%
Other	3.6	3.0	0.6	2%	2%

Total molecular diagnostic revenue	177.4	173.0	4.4

Pharmaceutical and clinical service revenue	13.1	7.0	6.1	7%	4%

Total revenue	$190.5	$180.0	$10.5	100%	100%

Cost of Sales

	Three months ended March 31,
(In millions)	2016	2015	Change
Cost of sales	$40.2	$36.3	$3.9
Cost of sales as a % of sales	21.1%	20.2%

Cost of sales as a percentage of revenue increased from 20.2% to 21.1% during the three months ended March 31, 2016 compared to the same period in the prior year. The increase was primarily driven by the impact of the Clinic, which was acquired in February 2015 and has a higher cost of sales than our molecular diagnostic testing business, and a change in existing product mix. This increase was partially offset by improved efficiencies in the laboratory performing molecular diagnostic tests.

Research and Development Expenses

	Three months ended March 31,
(In millions)	2016	2015	Change
R&D expense	$17.2	$16.7	$0.5
R&D expense as a % of sales	9.0%	9.3%

Research and development expense for the three months ended March 31, 2016 increased compared to the same period in the prior year primarily driven by a $1.0 million increase in costs related to the development of new products. This increase was partially offset by a $0.6 million decrease in the cost of formulating, improving, validating and creating alternative or modified processes relating to the myRisk production process. In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Selling, General and Administrative Expenses

	Three months ended March 31,
(In millions)	2016	2015	Change
SG&A expense	$90.5	$91.3	$(0.8)
SG&A expense as a % of sales	47.5%	50.7%

Selling, general and administrative expense decreased for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a $4.8 million decrease in share-based compensation expense, related to the acceleration of vesting of certain options for former executives in the prior year period. This decrease was partially offset by a $2.3 million increase in sales commissions and employee benefits and $2.0 million increase in sales and marketing efforts for new products.

Other Income (Expense)

	Three months ended March 31,
(In millions)	2016	2015	Change
Other income (expense)	$0.5	$(0.2)	$0.7

For the three months ended March 31, 2016 compared to the same period in the prior year, the increase in other income was primarily driven by increased interest income on marketable investment securities.

Income Tax Expense

	Three months ended March 31,
(In millions)	2016	2015	Change
Income tax expense	$10.5	$14.1	$(3.6)
Effective tax rate	24.4%	39.7%

Our tax rate is the product of a U.S. federal effective rate of 35% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period. The decrease in the effective rate for the three months ended March 31, 2016 as compared to the same period in prior year is due to a significant change in uncertain tax benefit reserves for which the statute of limitations closed, valuation allowance related to the state of Utah research and development credit carry-forwards and a change in the tax treatment of net losses generated by our international operations for which an income tax benefit was recognized. Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

Results of Operations for the Nine Months Ended March 31, 2016 and 2015

Revenue

	Nine months ended March 31,		Change
(In millions)	2016	2015
Revenue	$567.4	$533.2	$34.2

The increase in revenue is primarily driven by growth in pharmaceutical and clinical service revenues of $18.8 million, in Prolaris revenues of $6.5 million and in hereditary cancer testing revenue of $5.1 million. The increase in pharmaceutical and clinical services revenue was due to the acquisition of the Clinic and an increase in companion diagnostic research project testing for pharmaceutical partners. The increase in Prolaris was driven by increased volumes and the initiation of Medicare coverage for a portion of the Medicare population effective October 15, 2015 as well as reimbursement of $2.1 million for tests run prior to October 15, 2015. The increase in hereditary cancer revenue was primarily driven by increased volume associated primarily with our myRisk hereditary cancer panel test. Throughout the period pricing and market share were relatively consistent with the prior year.

The following table presents additional detail regarding the composition of our total revenue for the nine months ended March 31, 2016 and 2015:

	Nine months ending March 31,		$	% of Total Revenue
(In millions)	2016	2015	Change	2016	2015
Molecular diagnostic revenues:
Hereditary Cancer Testing	$479.6	$474.5	$5.1	85%	89%
VectraDA	35.0	31.9	3.1	6%	6%
Prolaris	7.8	1.3	6.5	1%	0%
Other	9.6	8.9	0.7	2%	2%

Total molecular diagnostic revenue	532.0	516.6	15.4

Pharmaceutical and clinical service revenue	35.4	16.6	18.8	6%	3%

Total revenue	$567.4	$533.2	$34.2	100%	100%

Cost of Sales

	Nine months ended March 31,
(In millions)	2016	2015	Change
Cost of sales	$117.3	$109.0	$8.3
Cost of sales as a % of sales	20.7%	20.4%

Cost of sales as a percentage of revenue increased from 20.4% to 20.7% during the nine months ended March 31, 2016 compared to the same period in the prior year driven by the impact of the Clinic, which was acquired in February 2015 and has a higher cost of sales than our molecular diagnostic testing business, and a change in existing product mix. This was partially offset by by improved efficiencies in the laboratory performing molecular diagnostic tests.

Research and Development Expenses

	Nine months ended March 31,
(In millions)	2016	2015	Change
R&D expense	$51.1	$56.8	$(5.7)
R&D expense as a % of sales	9.0%	10.7%

Research and development expense for the nine months ended March 31, 2016 decreased compared to the same period in the prior year driven by a reduction in the cost of formulating, improving, validating and creating alternative or modified processes relating to the myRisk production process and the timing of clinical studies. In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Selling, General and Administrative Expenses

	Nine months ended March 31,
(In millions)	2016	2015	Change
SG&A expense	$267.8	$269.4	$(1.6)
SG&A expense as a % of sales	47.2%	50.5%

Selling, general and administrative expense decreased for the nine months ended March 31, 2016 compared to the same period in the prior year due to the $8.4 million reduction in share-based compensation expense, the majority of which related to the acceleration of vesting of certain options related to executive transitions in the prior year period, as well as a $4.6 million decrease in administrative costs related to improved operating efficiencies. This decrease was largely offset by an increase of $4.4 million in sales commissions and employee benefits, $3.9 million increase in sales and marketing efforts for new products and a $3.8 million increase in costs relating to the Clinic acquisition.

Other Income (Expense)

	Nine months ended March 31,
(In millions)	2016	2015	Change
Other income	$0.5	$1.4	$(0.9)

For the nine months ended March 31, 2016 compared to the same period in the prior year, the decrease in other income was driven by the absence of foreign exchange gains on funds held to acquire the Clinic in the prior year.

Income Tax Expense

	Nine months ended March 31,
(In millions)	2016	2015	Change
Income tax expense	$42.1	$37.9	$4.2
Effective tax rate	32.0%	38.1%

Our tax rate is the product of a U.S. federal effective rate of 35% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period. The decrease in the effective rate for the nine months ended March 31, 2016 as compared to the same period in the prior year is due to a significant change in uncertain tax benefit reserves for which the statute of limitations closed, valuation allowance related to the state of Utah research and development credit carry-forwards and a change in the tax treatment of net losses generated by our international operations for which an income tax benefit was recognized. Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

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

The following table represents the balances of cash, cash equivalents and marketable investment securities:

(In millions)	March 31, 2016	June 30, 2015	Change
Cash and cash equivalents	$120.5	$64.1	$56.4
Marketable investment securities	96.2	80.7	15.5
Long-term marketable investment securities	69.7	40.6	29.1

Cash, cash equivalents and marketable investment securities	$286.4	$185.4	$101.0

For the nine months ended March 31, 2016, the increase in cash, cash equivalents and marketable investment securities was primarily driven by the $85.9 million in net proceeds from common stock issued under share-based compensation plans and $109.9 million in cash provided by operating activities. These increases were partially offset by $107.9 million used for the repurchase and retirement of common stock.

The following table represents the condensed consolidated cash flow statement:

	Nine months ended March 31,
(In millions)	2016	2015	Change
Cash flows from operating activities	$109.9	89.5	$20.4
Cash flows from investing activities	(47.6)	43.7	(91.3)
Cash flows from financing activities	(4.1)	(137.1)	133.0
Effect of foreign exchange rates on cash and cash equivalents	(1.8)	(5.7)	3.9

Net increase in cash and cash equivalents	56.4	(9.6)	66.0
Cash and cash equivalents at the beginning of the year	64.1	64.8	(0.7)

Cash and cash equivalents at the end of the period	$120.5	$55.2	$65.3

Cash Flows from Operating Activities

The increase in cash flows from operating activities for the nine months ended March 31, 2016, compared to the same period in the prior year, was due to the $28.1 million increase in net income and $6.9 million increase in non-cash charges included in net income partially offset by a $14.6 million decrease due to changes in assets and liabilities associated with operating activities.

Cash Flows from Investing Activities

For the nine months ended March 31, 2016, compared to the same period in the prior year, the decrease in cash flows from investing activities was primarily related to the $130.5 million decrease in cash flows related to marketable investment securities. These were partially offset by the reduction of $20.1 million in cash used for acquisitions, which in fiscal 2015 was used for the acquisition of the Clinic, as well as the decrease of $19.1 million in capital expenditures due to higher spending in the prior year to support the Company’s transition from single syndrome tests to targeted pan-cancer panel tests.

Cash Flows from Financing Activities

For the nine months ended March 31, 2016, compared to the same period in the prior year, the increase in cash flows from financing activities was driven primarily by the $60.3 million increase in net proceeds from stock issued under share-based compensation plans and the $58.0 million reduction in cash spent for the repurchase and retirement of common stock.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In February 2015, our Board of Directors authorized a seventh share repurchase program of $200 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of March 31, 2016, we have $47.0 million remaining on our current share repurchase authorization. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

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

There have been no material changes in our market risk during the nine months ended March 31, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which is incorporated by reference herein.

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

During the three months ended March 31, 2016 we acquired the following shares of common stock under our stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	0.3	$40.59	0.3	78.6
February 1, 2016 to February 29, 2016	0.7	$35.44	0.7	55.0
March 1, 2016 to March 31, 2016	0.2	$36.51	0.2	47.0

Total	1.2		1.2	47.0

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Amendment to Phase I Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.

10.2	Amendment to Phase II Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.

10.3	Amendment to Phase III Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.

10.4	Amendment to Phase IV Lease Agreement, dated February 16, 2007, between Myriad Genetics, Inc. and Boyer Research Park Associates VIII, L.C..

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations (iii) the unaudited Consolidated Statement of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 4, 2016	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: May 4, 2016	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)