Form 10-K
period 2016-06-30
MYRIAD GENETICS INC
filed 2016-08-10
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,028,034,947.

As of August 1, 2016 the registrant had 69,134,651 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement, to be filed no later than 120 days following June 30, 2016, for the Annual Meeting of Stockholders to be held on December 1, 2016.

“We,” “us,” “Myriad” and the “Company” as used in this Annual Report on Form 10-K refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.

“Myriad,” BRACAnalysis, BRACAnalysis CDx, BART, COLARIS, COLARIS AP, MELARIS, myPath, myPlan, myChoice, myRisk, Myriad myRisk, PANEXIA, PREZEON, Prolaris, myChoice HRD, Vectra, Vectraview, TruCulture, DiscoveryMAP, RodentMap and EndoPredict are registered trademarks or trademarks of Myriad.

PART I

Item 1.	BUSINESS

Overview

We are one of the largest specialty molecular diagnostic laboratories in the world and since our founding in 1992, have tested over 2.0 million patients. We are headquartered in Salt Lake City, Utah and generated worldwide revenues of approximately $754 million during our fiscal year ended June 30, 2016. We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs.

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

Our Business Strategy

Our strategy is focused on executing the following three strategic imperatives:

1.	Transition and expand the hereditary cancer market—In fiscal year 2016, approximately 84 percent of our revenue was derived from the sale of products to assess a patient’s risk for hereditary cancer. Given that this is our most important market and that we are the worldwide leader in hereditary cancer testing, we are focused on transitioning this market from single-syndrome testing to a more sensitive panel approach. Additionally, we are continuing to expand market penetration as well as grow the number of patients eligible for testing. In the United States, we are currently conducting multiple clinical studies focused on expanding the addressable patient populations who qualify for hereditary cancer testing. Upon completion of these studies, we plan to work with professional guideline organizations to expand access to our hereditary cancer testing products.

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

3.	Expand our molecular diagnostic business internationally—We believe that the market for our molecular diagnostic products in Europe, Latin America and Asia represents an attractive commercial opportunity. We have established sales offices in Germany, France, United Kingdom, Spain, Switzerland, Italy, Australia and Canada; laboratory operations in Germany; and international headquarters in Switzerland. We believe that our portfolio of products would benefit patients worldwide by assisting physicians in guiding their health care decisions.

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

According to the American Cancer Society, in 2016 there will be approximately 271,000 women in the United States diagnosed with breast cancer or ovarian cancer.

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

•

BRACAnalysis CDxTM: DNA sequencing test for use as a companion diagnostic with the PARP inhibitor LynparzaTM (olaparib) currently indicated for use in identifying ovarian cancer patients with deleterious or suspected deleterious germline BRCA variants eligible for treatment with LynparzaTM. Approximately 15% of patients with epithelial ovarian cancer are BRCA positive.

•

Tumor BRACAnalysis CDxTM: DNA sequencing test designed to be utilized to predict response to DNA damaging agents such as platinum based chemotherapy agents and poly ADP ribose (PARP) inhibitors. Tumor BRACAnalysis CDx looks at both germline and somatic mutations in the BRCA1 and BRCA2 genes giving a more complete picture of potential loss of DNA repair ability within the tumor. Approximately 22% of epithelial ovarian cancer patients will test positive for Tumor BRACAnalysis CDx. Currently the test is only offered through our European laboratory in Munich Germany.

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

According to the American Cancer Society, approximately 207,000 new cases of colorectal cancer or uterine cancer will be diagnosed in the United States in 2016.

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

According to the American Cancer Society, in the United States approximately 181,000 men are expected to be diagnosed with prostate cancer in 2016. We believe the global market for Prolaris is approximately $1.5 billion annually.

•

EndoPredict®: RNA expression test for assessing the aggressiveness of breast cancer. The EndoPredict test is a next-generation RNA expression test used to determine which women with breast cancer would benefit from chemotherapy. EndoPredict predicts the likelihood of metastases to help guide treatment decisions for chemotherapy and extended anti-hormonal therapy. EndoPredict has been shown to accurately predict cancer-specific disease progression and metastases with no confusing intermediate results in 13 published clinical studies with more than 2,200 patients and is CE marked. We believe the global market opportunity for EndoPredict is greater than $600 million with the majority of that market existing in major European countries, Canada, and the United States.

•

myPath™ Melanoma: RNA expression test for diagnosing melanoma. Our myPath Melanoma test is a gene expression based profile that is performed on biopsy tissue for the purpose of aiding a dermatopathologist in the diagnosis of melanoma. Every year in the United States, there are approximately two million skin biopsies performed specifically for the diagnosis of melanoma. Approximately 14% of these biopsies are classified as indeterminate where a dermatopathologist cannot make a definitive call as to whether the biopsy is benign or malignant. Outcomes for patients are poor if melanoma is not caught in early stages with five year survival rates dropping from 98% for localized to less than 20% for distant stage disease cancer based upon data from the American Cancer Society. We believe myPath Melanoma may provide an accurate tool to assist physicians in correctly diagnosing indeterminate skin lesions.

We believe the global market for myPath Melanoma is approximately $1 billion annually. myPath Melanoma was released through an early access launch that began in November 2013.

•

myChoice® HRD: Companion diagnostic to measure three modes of homologous recombination deficiency (HRD) including loss of heterozygosity, telomeric allelic imbalance and large-scale state transitions in cancer cells. Our myChoice HRD test is the most comprehensive homologous recombination deficiency test to detect when a tumor has lost the ability to repair double-stranded DNA breaks, resulting in increased susceptibility to DNA-damaging drugs such as platinum drugs or PARP inhibitors. The myChoice HRD score is a composite of three proprietary technologies: loss of heterozygosity, telomeric allelic imbalance and large-scale state transitions. Positive myChoice HRD scores, reflective of DNA repair deficiencies, are prevalent in all breast cancer subtypes, ovarian and most other major cancers. In previously published data, Myriad showed that the myChoice HRD test predicted drug response to platinum therapy in certain patients with triple-negative breast and ovarian cancers. It is estimated that 1.4 million people in the United States and Europe who are diagnosed with cancers annually may be candidates for treatment with DNA-damaging agents.

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

Pharmaceutical and Clinical Services

Our pharmaceutical and clinical services consist of the following:

•

Through Myriad RBM, we provide biomarker discovery and pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers. During the year ended June 30, 2016, Myriad RBM accounted for 3.6% of total revenue. In addition to the fees received from analyzing these samples, we also use this information to create and validate potential companion diagnostic test panels.

•

On February 27, 2015, we completed the acquisition of Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) located approximately 15 miles from the Company’s European laboratories in Munich, Germany for total consideration of $20.1 million. We believe the acquisition of the Clinic should allow us to have better access to payors.

The Molecular Diagnostic Industry and Competition

The markets in which we compete are rapidly evolving, and we face competition from multiple public companies, private companies, and academic/university laboratories for a number of our laboratory testing services.

In the hereditary cancer testing market we have faced increased competition since a landmark U.S. Supreme Court decision in June 2013 invalidated some of the key patent claims covering our hereditary cancer testing products. These patents were originally set to begin expiring in 2015 and beyond. Since this Supreme Court decision, numerous large reference laboratories, small private laboratories, and academic/university laboratories have launched competing hereditary cancer tests. Despite the impact from competition, we continue to have a dominant market position in hereditary cancer testing.

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

We believe that we have substantial advantages in terms of our test accuracy and ability to classify variants. Based on our testing experience of over 2.0 million patients, and our substantial investments in our variant classification program, we have compiled a proprietary database of over 40,000 unique genetic variants in the genes tested by myRisk Hereditary Cancer. We believe this database allows us to provide more accurate results to patients and return a variant of unknown significance (VUS) result to patients less frequently. We have demonstrated that this classification advantage leads to lower long-term healthcare costs and lower utilization of unnecessary healthcare services.

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

Sales and Marketing

We sell our tests through our own direct sales force and marketing efforts in the United States, Europe, Australia and Canada. Our United States sales force is comprised of approximately 502 individuals across five separate sales channels. In connection with any additional tests that we may launch, we plan to expand our existing oncology, preventive care, urology, dermatology, and autoimmune care sales forces, and build new sales forces to address other physician specialty groups. We have entered into distributor agreements with organizations in selected European, Latin American, Middle Eastern, Asian and African countries.

Research and Development

We plan to continue to use our proprietary DNA sequencing, RNA expression and protein analysis technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover important genes and their proteins and to understand their role in human disease. Based on these biomarkers we plan to develop highly accurate, informative tests that may help physicians better manage their patients’ healthcare. We believe that our technologies provide us with a significant competitive advantage and the potential for numerous product opportunities. For the years ended June 30, 2016, 2015 and 2014, we had research and development expense of $70.6 million, $75.5 million, and $67.5 million, respectively.

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

In May 2016, we completed the acquisition of Sividon Diagnostics GmbH (“Sividon”), a leading breast cancer prognostic company, for $39.0 million upfront with the potential for €15.0 million ($16.7 million converted at the June 30, 2016 period end exchange rate) in additional performance-based milestones. We believe the acquisition brings us the best-in-class breast cancer prognostic test and strengthens our market leading oncology portfolio of high value personalized medicine products.

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

Patents and Proprietary Rights

We own or have license rights to various issued patents as well as patent applications in the United States and foreign countries. These patents and patent applications cover a variety of subject matter including, diagnostic biomarkers, gene expression signatures, antibodies, primers, probes, assays, disease-associated genetic mutations, methods for determining genetic predisposition, methods for disease diagnosis, methods for determining disease progression, methods for disease treatment, methods for determining disease treatment, and general molecular diagnostic techniques. For some of the patent assets, we hold rights through exclusive or non-exclusive license agreements. We also own additional patent assets and hold other non-exclusive license rights to patents which cover various aspects of our tests or processes. Material patent assets relating to our tests that generate material revenue are described below.

Vectra DA. We hold an exclusive license to one issued U.S. patent and pending U.S. patent applications relating to Vectra®DA testing. This issued U.S. patent has a term expected to expire in 2031 and these U.S. applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar terms. These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for measuring and monitoring inflammatory disease activity.

Prolaris. We own or hold an exclusive license to one allowed U.S. patent application and pending U.S. patent applications relating to Prolaris® testing. This allowed U.S. patent application, if and when issued, will have a term expected to expire in 2031 and these U.S. applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have expiration timeframes ranging from 2030 to 2035. These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for detecting, diagnosing, prognosing and selecting therapy for prostate cancer.

EndoPredict. We own or hold an exclusive license to two issued European patents and pending U.S. and European patent applications relating to EndoPredict® testing. These issued European patents have a term expected to expire in 2031 and these U.S. and European applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes. These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for prognosing and selecting therapy for breast cancer.

myChoice HRD. We own or hold an exclusive license to two issued U.S. patents and pending U.S. patent applications relating to myChoice® HRD testing. These issued U.S. patents have terms expected to expire in 2032 and these U.S. applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have expiration timeframes ranging from 2031 to 2035. These patents contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for detecting homologous recombination deficiency and selecting therapy based on such detection.

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

In 2010, Crescendo Bioscience, Inc. (now a wholly-owned subsidiary of the Company) entered into a license agreement with the Oklahoma Medical Research Foundation (the “OMRF”), for the exclusive world-wide right to utilize certain intellectual property rights of OMRF including patent applications relating to what is now Vectra DA testing. Under this license agreement we pay OMRF a royalty based on net sales of our Vectra DA test. This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2031. OMRF has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

In 2012, we entered into a license agreement with the University of Texas M.D. Anderson Cancer Center (the “UTMDACC”), for the exclusive world-wide right to utilize certain rights of UTMDACC in intellectual property relating to what is now myChoice® HRD testing. Under this license agreement we will pay UTMDACC a royalty based on net sales of our myChoice® HRD test, if any. This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2032. UTMDACC has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

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

Our laboratories are licensed by the appropriate state agencies in the states in which they operate, if such licensure is required. In addition, our laboratories hold state licenses or permits, as applicable, from California, Florida, New York, Pennsylvania, Rhode Island and Maryland, to the extent that they accept specimens from one or more of these states, each of which requires out-of-state laboratories to obtain licensure.

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

In May 2016, a complaint was filed with the Office for Civil Rights of the Department of Health and Human Services (“OCR”) by four patients alleging deficiencies in our policies regarding information that must be disclosed to patients as part of a “designated record set” under HIPAA. We proactively reached out to OCR on these issues to explain our compliance with all applicable regulations and OCR guidance. To date, this complaint has not resulted in any investigation or other action by OCR.

A similar complaint was filed with the College of American Pathologists (“CAP”), which is the designated agency administering CLIA for Myriad Genetic Laboratories. We responded to CAP’s notice of the complaint and, on July 27, 2016, received a letter notifying us that the matter has been closed.

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

Reimbursement and Billing

Reimbursement and billing for diagnostic services is highly complex. Laboratories must bill various payors, such as private third-party payors, including managed care organizations (“MCO”), and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:

•	variability in coverage and information requirements among various payors;

•	patient financial assistance programs;

•	missing, incomplete or inaccurate billing information provided by ordering physicians;

•	billings to payors with whom we do not have contracts;

•	disputes with payors as to which party is responsible for payment; and

•	disputes with payors as to the appropriate level of reimbursement.

Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be:

•	a third party who provides coverage to the patient, such as an insurance company or MCO;

•	a state or federal healthcare program; or

•	the patient.

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

Anti-Kickback Laws

The Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. “Remuneration” is broadly defined to include anything of monetary value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry.

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

Human Resources

As of June 30, 2016, we have over 2,206 full-time equivalent employees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

•

our ability to develop test candidates and receive any required regulatory approvals, including FDA approval as may be required for existing tests if LDTs become FDA regulated or for new tests such as myChoice HRD testing or a kit version of EndoPredict;

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

As of June 30, 2016, we had $238.9 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2016 our consolidated revenues were $753.8 million, and net cash from operating activities was $166.3 million. To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing.

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

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. For example, in May 2011, we completed the acquisition of Rules Based Medicine, Inc., which we renamed Myriad RBM, and are now offering pharmaceutical and clinical services and developing additional product candidates using the acquired technology. In February 2014, we completed the acquisition of Crescendo Bioscience, Inc., and are now offering molecular diagnostic tests for patients suffering from rheumatoid arthritis and developing additional product candidates in the inflammatory and autoimmune disease area. Additionally, in February 2015, we acquired the Clinic and believe the acquisition may facilitate our penetration into the German molecular diagnostic market. In May 2016, we acquired Sividon Diagnostics GmbH. Now as a wholly-owned subsidiary, Sividon will continue to offer EndoPredict testing in the European market, which we offered under an exclusive distribution agreement with Sividon prior to the acquisition. However, these acquisitions may not achieve profitability or generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA became law. This law substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts our industry. [The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes and fraud and abuse, which will impact existing state and federal health care programs and will result in the development of new programs.]

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

We may not be able to generate revenue growth or maintain existing revenue levels. Presently, our molecular diagnostic business operates profitably providing a cash contribution to our current funding and operational needs. We may not, however, be able to continue to operate our molecular diagnostic business on a profitable basis. We launched our first molecular diagnostic test, BRACAnalysis, our test for hereditary breast and ovarian cancer, in November 1996. BRACAnalysis test sales accounted for approximately 15% of our revenues for the year ended June 30, 2016, and this percentage has been declining in recent years as we transition to our myRisk Hereditary Cancer test. An interruption or cessation of BRACAnalysis sample flow would have a material impact on our revenues and future profitability. In 2014 we launched our myRisk Hereditary Cancer test, which represents the next generation of our existing hereditary cancer franchise. We may not be successful in transitioning from our existing product portfolio to our new products, such as myRisk Hereditary Cancer Test, and in commercializing these tests over time. Other potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our molecular diagnostic business include the following:

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

As of June 30, 2016, our patent portfolio included issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims protecting our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for compositions, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets, proprietary data bases and other intellectual property is also important to our long-term success. If our intellectual property is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

•

Section 216 of the federal Protecting Access to Medicare Act of 2014 (“PAMA”), which requires applicable laboratories to report private payer data in a timely and accurate manner beginning in 2017 and every three years thereafter (and in some cases annually);

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

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many private third-party payors, for laboratory testing services. As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by CMS; a CMS agent (typically a state agency); or, if the laboratory holds a CLIA certificate of accreditation, a CMS-approved accreditation organization. Sanctions for failure to comply with CLIA requirements, including proficiency testing violations, may include suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Some states have enacted state licensure laws that are more stringent than CLIA. We are also subject to laws and regulations governing our reference laboratory in Germany. Changes in state or foreign licensure laws that affect our ability to offer and provide diagnostic services across state or foreign country lines could materially and adversely affect our business. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries.

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

In both domestic and foreign markets, sales of our molecular diagnostic tests or any future diagnostic tests will depend in large part, upon the availability of reimbursement from third-party payors. Such third-party payors include state and federal health care programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic tests they will pay for and the amounts that they will pay for new molecular diagnostic tests. We have recently experienced price reductions from CMS for some of our products and may experience future price reductions from managed care organizations and other third-party payors. The fact that a diagnostic test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic test will remain approved for reimbursement or that similar or additional diagnostic tests will be approved in the future. Moreover, there can be no assurance that any new tests we launch, such as myRisk Hereditary Cancer, myPath Melanoma and myPlan Lung Cancer, will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio. As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic tests. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development. Further, beginning in 2018 under PAMA, Medicare reimbursement for any given diagnostic test will be based on the weighted-median of the payments made by private payors for such test, rendering private payor payment levels even more significant. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of diagnostic tests generally and any given test individually.

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

The market prices for securities of molecular diagnostic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the two years ended June 30, 2016, our stock price has ranged from $28.82 per share to $46.24 per share. In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

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

Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of 307,000 square feet of building space in Salt Lake City dedicated to research and development, administration and our laboratory that has received federal certification under CLIA. Activities related to our oncology, urology, dermatology and women’s health molecular diagnostic business are performed at this location. The leases on our existing Salt Lake City facilities have terms of fifteen years, expiring from 2022 through 2027, and provide for renewal options for up to ten additional years.

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

In December 2012, we entered into a lease expiring in November 2017 for approximately 5,000 square feet in Zurich, Switzerland. This space is used for the administration of our international operations. We also maintain lease agreements for our administrative offices in Paris, France; Madrid, Spain; Milan, Italy; London, United Kingdom; Canada and Australia.

As part of our acquisition of Sividon in March 2016 we acquired a lease on an approximately 7,500 square foot facility with laboratory and office space in Cologne, Germany expiring in December 2017.

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

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “MYGN.” The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market for the last two fiscal years:

	High	Low
Fiscal Year Ended June 30, 2016:
Fourth Quarter	$39.74	$28.82
Third Quarter	$43.68	$33.87
Second Quarter	$46.24	$36.47
First Quarter	$41.81	$30.30
Fiscal Year Ended June 30, 2015:
Fourth Quarter	$36.70	$31.34
Third Quarter	$39.95	$31.86
Second Quarter	$39.95	$31.56
First Quarter	$40.50	$34.33

Stockholders

As of August 2, 2016, there were approximately 85 stockholders of record of our common stock and, according to our estimates, approximately 23,643 beneficial owners of our common stock.

Equity Compensation Plan Information

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Equity Compensation—Equity Compensation Plan Information” to be included in the proxy statement for our 2016 Annual Meeting of Stockholders.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

In June 2016, we announced that our board of directors had authorized us to repurchase an additional $200 million of our outstanding common stock increasing the cumulative share repurchase authorization since we first authorized the program in May 2010 to $1.4 billion. In connection with our most recent stock repurchase authorization, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on market conditions. As of the date of this report, we have not entered into an accelerated share repurchase agreement under our most recent stock repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

The details of the activity under our stock repurchase programs during the fiscal quarter ended June 30, 2016, were as follows:

Issuer Purchases of Equity Securities

(in millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	0.3	$37.94	0.3	36.6
May 1, 2016 to May 31, 2016	0.7	$34.71	0.7	13.1
June 1, 2016 to June 30, 2016	0.7	$31.89	0.7	192.3
Total	1.7		1.7	$192.3

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on June 30, 2011 and ending on June 30, 2016 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The NASDAQ Stock Market, Inc. and the NASDAQ Health Care Providers Stock Index during such period. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Select Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on June 30, 2011 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/30/2011	6/29/2012	6/28/2013	6/30/2014	6/30/2015	6/30/2016
Myriad Genetics, Inc.	100.00	104.67	118.32	171.68	149.67	134.74
NASDAQ Stock Index (U.S.)	100.00	105.82	122.71	158.94	179.80	174.60
NASDAQ Health Care Providers Stocks	100.00	112.44	147.95	204.25	277.80	211.05

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

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2016 and 2015, as well as consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014 and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

In millions, except per share amounts	Years Ended June 30,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Molecular diagnostic testing	$705.7	$695.5	$748.2	$582.4	$472.4
Pharmaceutical and clinical services	48.1	27.6	30.0	30.8	23.6

Total Revenue	753.8	723.1	778.2	613.2	496.0
Costs and expenses:
Cost of molecular diagnostic testing	132.8	132.8	96.1	64.4	51.5
Cost of pharmaceutical and clinical services	24.5	14.6	13.1	15.3	13.2
Research and development expense	70.6	75.5	67.5	53.7	42.6
Selling, general and administrative expense	359.1	366.0	327.1	251.8	208.4

Total costs and expenses	587.0	588.9	503.8	385.2	315.7

Operating income	166.8	134.2	274.4	228.0	180.3
Other income (expense):
Interest income	0.9	0.4	5.4	5.5	4.6
Other	1.2	0.3	(2.0)	(0.2)	(0.4)

Total Other Income	2.1	0.7	3.4	5.3	4.2

Income before income taxes	168.9	134.9	277.8	233.3	184.5
Income tax provision	43.6	54.7	101.6	86.1	72.4

Net income	$125.3	$80.2	$176.2	$147.2	$112.1

Earnings per basic share:
Basic	$1.79	$1.12	$2.33	$1.82	$1.33
Diluted	$1.71	$1.08	$2.25	$1.77	$1.30

Weighted average shares outstanding:
Basic	70.0	71.3	75.7	80.9	84.6
Diluted	73.4	74.5	78.2	83.3	86.5

	As of June 30,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investment securities	$238.9	$185.4	$270.5	$531.1	$454.2
Working capital	242.2	214.9	241.8	419.5	377.5
Total assets	880.5	766.2	823.8	803.8	690.6
Stockholders’ equity	748.1	662.1	719.0	728.6	635.7

Quarterly Financial Data (Unaudited)

In millions, except per share amounts	Quarters Ended
	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Consolidated Statement of Operations Data:
Molecular diagnostic testing	$173.8	$177.4	$182.6	$171.9
Pharmaceutical and clinical services	12.7	13.1	10.7	11.6

Total Revenue	186.5	190.5	193.3	183.5
Costs and expenses:
Cost of molecular diagnostic testing	34.2	33.6	34.1	30.9
Cost of pharmaceutical and clinical services	5.8	6.6	6.5	5.6
Research and development expense	19.5	17.2	16.7	17.2
Selling, general and administrative expense	91.3	90.5	90.8	86.5

Total costs and expenses	150.8	147.9	148.1	140.2

Operating income	35.7	42.6	45.2	43.3
Other income (expense):
Interest income	0.4	0.3	0.1	0.1
Other	1.2	0.2	(0.3)	0.1

Total other income (expense)	1.6	0.5	(0.2)	0.2

Income before income taxes	37.3	43.1	45.0	43.5
Income tax provision	13.9	8.6	7.9	13.2

Net income	$23.4	$34.5	$37.1	$30.3

Earnings per share:
Basic	$0.33	$0.49	$0.53	$0.44
Diluted	$0.32	$0.47	$0.50	$0.42

Weighted average shares outstanding:
Basic	70.0	70.9	70.5	68.7
Diluted	72.4	73.8	74.6	72.6

The quarterly data has been recast to reflect push back of the tax effect related to the adoption of ASU 2016-09.

In millions, except per share amounts	Quarters Ended
	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Consolidated Statement of Operations Data:
Molecular diagnostic testing	$178.8	$173.0	$179.2	$164.5
Pharmaceutical and clinical services	11.1	7.0	5.2	4.3

Total Revenue	189.9	180.0	184.4	168.8
Costs and expenses:
Cost of molecular diagnostic testing	32.0	32.9	35.1	32.8
Cost of pharmaceutical and clinical services	5.5	4.2	2.8	2.1
Research and development expense	18.7	16.7	17.5	22.6
Selling, general and administrative expense	97.5	90.4	92.7	85.4

Total costs and expenses	153.7	144.2	148.1	142.9

Operating income	36.2	35.8	36.3	25.9
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Other	(0.8)	(0.3)	1.5	(0.1)

Total other income	(0.7)	(0.2)	1.6	0.0

Income before income taxes	35.5	35.6	37.9	25.9
Income tax provision	16.8	14.1	13.9	9.9

Net income	$18.7	$21.5	$24.0	$16.0

Earnings per share:
Basic	$0.27	$0.30	$0.33	$0.22
Diluted	$0.26	$0.29	$0.32	$0.21

Weighted average shares outstanding:
Basic	69.4	70.7	72.5	72.8
Diluted	72.4	73.9	75.4	76.0

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our consolidated revenues consist primarily of sales of molecular diagnostic tests and pharmaceutical and clinical services through our wholly-owned subsidiaries Myriad Genetic Laboratories, Inc., Myriad Genetics GmbH, Crescendo Bioscience, Inc., Myriad RBM, Privatklinik Dr. Robert Schindlbeck GmbH (the Clinic) & Co. KG and Sividon Diagnostics GmbH. During the year ended June 30, 2016, we reported total revenues of $753.8 million, net income of $125.3 million and diluted earnings per share of $1.71 that included income tax expense of $43.6 million.

In May 2016, we completed the acquisition of Sividon Diagnostics GmbH (“Sividon”), a leading breast cancer prognostic company, for $39.0 million cash up front with the potential for €15.0 ($16.7 converted at the June 30, 2016 end rate) in additional performance-based milestones. We believe the acquisition brings us the best-in-class breast cancer prognostic test and strengthens our market leading oncology portfolio of high value personalized medicine products.

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

Results of Operations

Years ended June 30, 2016, 2015 and 2014

Revenue

	Years Ended June 30,			Change
(In millions)	2016	2015	2014	2016	2015
Revenue	$753.8	$723.1	$778.2	$30.7	$(55.1)

In 2016, the increase in revenue was primarily driven by an increase of $20.5 million in pharmaceutical and clinical services revenue mainly from the inclusion of $14.3 million in full-year revenue from the Clinic, which we acquired in February 2015 and a $9.2 million increase in Prolaris revenues from increased volumes and the initiation of Medicare coverage for a portion of the Medicare population.

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

The following table presents additional detail regarding the composition of our total revenue:

	Years Ended June 30,			Change		% of Total Revenue
(In millions)	2016	2015	2014	2016	2015	2016	2015	2014
Molecular diagnostic revenues:
Hereditary Cancer Testing	$632.3	$638.3	$720.1	$(6.0)	$(81.8)	84%	88%	93%
VectraDA	47.8	43.7	14.0	4.1	29.7	6%	6%	2%
Prolaris	11.3	2.1	1.1	9.2	1.0	1%	0%	0%
Other	14.3	11.4	13.0	2.9	(1.6)	2%	2%	2%

Total molecular diagnostic revenue	705.7	695.5	748.2	10.2	(52.7)

Pharmaceutical and clinical service revenue	48.1	27.6	30.0	20.5	(2.4)	6%	4%	4%

Total revenue	$753.8	$723.1	$778.2	$30.7	$(55.1)	100%	100%	100%

Cost of Sales

	Years Ended June 30,			Change
(In millions)	2016	2015	2014	2016	2015
Cost of Sales	$157.3	$147.4	$109.2	$9.9	$38.2
Cost of sales as a % of Sales	20.9%	20.4%	14.0%

Cost of sales as a percentage of revenues increased from 20.4% to 20.9% during fiscal 2016 compared to fiscal 2015. The increase was primarily driven by our acquisition of the Clinic in February 2015, which has a higher cost of sales than our molecular diagnostic testing business, and a change in existing product mix. This increase was partially offset by improved efficiencies in the laboratory performing molecular diagnostic tests. We expect to continue to see improved efficiencies in our laboratories.

In 2015, the increase in cost of sales was primarily driven by a $21.7 million increase in hereditary cancer costs which includes higher costs associated with the transition to myRisk as well as costs related to products for which we have not yet received reimbursement. In addition, there were $15.0 million of increased costs related to a full year of VectraDA and an increase of $1.5 million related to pharmaceutical and clinical services testing.

Research and Development Expenses

	Years Ended June 30,			Change
(In millions)	2016	2015	2014	2016	2015
R&D expense	$70.6	$75.5	$67.5	$(4.9)	$8.0
R&D expense as a % of Sales	9.4%	10.4%	8.7%

In 2016, R&D expense decreased compared to the same period in the prior year driven by a reduction in the cost of formulating, improving, validating and creating alternative or modified processes relating to the myRisk production process and the timing of clinical studies. These decreases were partially offset by increase in costs related to the development of new products.

In 2015, the increase in R&D expense was primarily driven by the $9.2 million full-year impact of our R&D activities at Crescendo.

Selling, General and Administrative Expenses

	Years Ended June 30,			Change
(In millions)	2016	2015	2014	2016	2015
SG&A expense	$359.1	$366.0	$327.1	$(6.9)	$38.9
SG&A expense as a % of Sales	47.6%	50.6%	42.0%

In 2016, the decrease in SG&A expense was primarily driven by a $15.0 million reduction in share based compensation expense, as well as a $5.1 million reduction in administrative costs related to improved efficiencies. The decrease in share based compensation was due to reduction of $15.9 million related to the acceleration of vesting of certain options for executive transitions in the prior year offset by a $0.9 million increase in share based compensation excluding the executive transitions. These decreases were partially offset by an increase of $6.7 million in commissions and employee benefits, $4.4 million increase in costs relating to the Clinic acquisition and $1.1 million increase in sales and marketing efforts.

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

Other Income

	Years Ended June 30,			Change
(In millions)	2016	2015	2014	2016	2015
Other Income	$2.1	$0.7	$3.4	$1.4	$(2.7)

In 2016, the increase in other income was primarily driven by a $2.6 million increase in foreign exchange gains and the disposition of assets and a $0.4 million increase in interest income from marketable investment securities. This increase was partially offset by a $1.7 million increase in other taxes and interest expense.

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

Income Tax Expense

	Years Ended June 30,			Change
(In millions)	2016	2015	2014	2016	2015
Income tax expense	$43.6	$54.7	$101.6	$(11.1)	$(46.9)
Effective tax rate	25.8%	40.6%	36.6%

Our tax rate is a product of a U.S. federal effective rate of 35% and a blended state income tax rate of 2.8%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period. The decrease in the effective rate for the year ended June 30, 2016 as compared to the years ended June 30, 2015 and 2014 is due to decrease in our liability for unrecognized tax benefits, an increase in the valuation allowance attributable to state research credits, foreign losses for which benefit was recognized and the early adoption of ASU 2016-09 (see Note 10 “Income Taxes” in the Notes to Consolidated Financial Statements). The fiscal 2015 foreign losses, and the resulting impact on the effective rate, were larger in proportion to consolidated income as compared to earlier years.

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

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	Years Ended June 30,			Change
(In millions)	2016	2015	2014	2016	2015
Cash and cash equivalents	$68.5	$64.1	$64.8	$4.4	$(0.7)
Marketable investment securities	90.5	80.7	121.6	9.8	(40.9)
Long-term marketable investment securities	79.9	40.6	84.1	39.3	(43.5)

Cash, cash equivalents and marketable investment securities	$238.9	$185.4	$270.5	$53.5	$(85.1)

In 2016, the increase in cash, cash equivalents and marketable investment securities was primarily driven by $166.3 million in cash flows from operations and $94.3 million in net proceeds from common stock issued under share-based compensation plans. These increases were partially offset by $162.6 million used for the repurchase and retirement of common stock and $49.4 million in net purchases of marketable investment securities.

In 2015, the decrease in cash, cash equivalents and marketable investment securities was primarily driven by the repurchase of $210.7 million of our common stock under our share repurchase program and the use of $20.1 million related to the acquisition of the Clinic. These uses of cash were offset by $140.5 million in cash flows from operating activities.

The following table represents the condensed cash flow statement:

	Years Ended June 30,			Change
(In millions)	2016	2015	2014	2016	2015
Cash flows from operating activities	$166.3	$140.5	$190.2	$25.8	$(49.7)
Cash flows from investing activities	(91.4)	40.9	(17.1)	(132.3)	58.0
Cash flows from financing activities	(68.3)	(177.3)	(211.8)	109.0	34.5
Effect of foreign exchange rates on cash and cash equivalents	(2.2)	(4.8)	(0.6)	2.6	(4.2)

Net increase (decrease) in cash and cash equivalents	4.4	(0.7)	(39.3)	5.1	38.6
Cash and cash equivalents at the beginning of the year	64.1	64.8	104.1	(0.7)	(39.3)

Cash and cash equivalents at the end of the year	$68.5	$64.1	$64.8	$4.4	$(0.7)

Cash Flows from Operating Activities

In 2016, the primary driver of the increase of cash flows from operating activities was the $45.1 million increase in net income partially offset by a $24.7 million decrease due to changes in assets and liabilities associated with operating activities. The use of cash was primarily driven by an increase in inventory related to the Company’s unconditional purchase obligation as well as growth in trade accounts receivable driven by increased revenues.

In 2015, the primary driver of the reduction of cash flows from operating activities was the $96.0 million reduction of net income offset by increases in non-cash charges for depreciation and amortization as well as share-based compensation.

Cash Flows from Investing Activities

In 2016, the decrease in cash flows from investing activities was primarily related to the $134.3 million reduction in net proceeds from the liquidation of marketable investment securities and an increase of $16.9 million in cash outlays related to acquisition activity partially offset by an $18.9 million decrease in capital expenditures.

In 2015, the increase in cash flows from investing activities was primarily related to the $203.4 million reduction in cash outlays related to acquisition activity offset by reduced net proceeds from the liquidation of marketable investment securities and increased capital expenditures.

Cash Flows from Financing Activities

In 2016, the increase in cash flows from financing activities was driven primarily by $64.3 million increase in net proceeds from common stock issued under share-based compensation plans and $48.1 million reduction in repurchases and retirement of common stock from the prior year.

In 2015, the increase in cash flows from financing activities was driven primarily by the $77.0 million reduction in repurchases and retirement of common stock from the prior year. Cash flows were negatively impacted by the reduction in net proceeds from common stock issued under share-based compensation plans of $34.8 million.

Contractual Obligations

The following table represents our contractual obligations as of June 30, 2016:

(In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$18.3	$15.6	$1.4	$1.3	$—
Operating Leases	101.9	12.9	24.7	23.0	41.3

Total	120.2	28.5	26.1	24.3	41.3

Purchase obligations are related to open purchase orders as well as Crescendo’s minimum unconditional purchase obligation of $6.1 million with a vendor to purchase goods and services used in the Company’s diagnostic processes. At the end of the year, there are approximately 2 months remaining under the initial term of the agreement.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” continue,” “likely,” “will,” “strategy, “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to transition from our existing product portfolio to our new tests; risks related to changes in governmental or private insurers reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report.

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

After a review of our allowance for doubtful accounts as of June 30, 2016 and 2015, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of $0.7 million and $0.8 million, respectively.

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

We have recorded goodwill of $195.3 million from the acquisitions of Sividon that was completed on May 31, 2016, the Clinic that was completed on February 27, 2015, Crescendo that was completed on February 28, 2014 and Myriad RBM that was completed on May 31, 2011. Of this goodwill, $129.9 million related to our molecular diagnostic segment for Crescendo and Sividon and $65.4 million for Myriad RBM and the Clinic related to our other segment (see note 15 for segment descriptions). We qualitatively evaluated Sividon reporting unit for impairment noting no indicators of impairment from the date of acquisition. We evaluated Myriad RBM qualitatively in the current year based on the large amount it exceeded the carrying value in the prior year and noted no indicators of impairment in the current year. We measured the fair value of the Crescendo and the Clinic reporting units utilizing income and market approaches. The income approach for both units considered management’s business plans and projections as the basis for expected cash flows for the next fifteen years and a 2.0% residual growth for Crescendo, and the next five years and a 3.0% residual growth for the Clinic. We also used a weighted average discount rate of 16.0% for Crescendo and 5.0% for the Clinic for the analysis. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects of each unit. We noted the fair value of Crescendo and the Clinic reporting units exceeded their carrying value by 50.0% and 31.3% respectively using these assumptions mentioned.

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

Recent Accounting Pronouncements

Stock Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. We adopted this guidance during the current year. For discussion of impact see note 10 to the financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020 and early adoption is permitted. We are currently evaluating the timing of its adoption and the impact of adopting the new lease standard on its consolidated financial statements.

Tax

In November 2015, the FASB issued ASU No. 2015-17, which requires all deferred tax assets and liabilities to be classified as non-current. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted. We adopted this guidance in the current fiscal year. Refer to note 10 for discussion on the impact of adoption.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted for interim and annual periods beginning after the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements as well as the approach we will use when we adopt the standard.

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

As of June 30, 2016 we have $0.5 million in unrealized gains in our investment portfolio. For the year ended June 30, 2016 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of various municipalities.    If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $0.5 million and $0.5 million as of June 30, 2016 and 2015, respectively. We do not utilize derivative financial instruments to manage our interest rate risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MYRIAD GENETICS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Myriad Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries at June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its reporting of share-based payments as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, UT

August 10, 2016

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions)

	Years Ended June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$68.5	$64.1
Marketable investment securities	90.5	80.7
Prepaid expenses	18.4	12.5
Inventory	38.3	25.1
Trade accounts receivable, less allowance for doubtful accounts of $6.8 in 2016 and $7.6 in 2015	91.7	85.8
Deferred taxes	—	13.5
Prepaid taxes	3.8	—
Other receivables	3.3	1.9

Total current assets	314.5	283.6

Property, plant and equipment, net	58.3	67.2
Long-term marketable investment securities	79.9	40.6
Intangibles, net	227.5	192.6
Goodwill	195.3	177.2
Other assets	5.0	5.0

Total assets	$880.5	$766.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21.1	$21.1
Accrued liabilities	49.5	46.1
Deferred revenue	1.7	1.5

Total current liabilities	72.3	68.7

Unrecognized tax benefits	24.0	26.4
Other long-term liabilities	18.2	8.8
Long-term deferred taxes	17.9	0.2

Total liabilities	132.4	104.1

Commitments and contingencies
Stockholders’ equity:
Common stock, 69.1 and 68.9 shares outstanding at June 30, 2016 and 2015 respectively	0.7	0.7
Additional paid-in capital	830.1	745.4
Accumulated other comprehensive loss	(9.5)	(7.0)
Accumulated deficit	(73.2)	(77.0)

Total stockholders’ equity	748.1	662.1

Total liabilities and stockholders’ equity	$880.5	$766.2

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per share amounts)

	Years Ended June 30,
	2016	2015	2014
Molecular diagnostic testing	$705.7	$695.5	$748.2
Pharmaceutical and clinical services	48.1	27.6	30.0

Total revenue	753.8	723.1	778.2
Costs and expenses:
Cost of molecular diagnostic testing	132.8	132.8	96.1
Cost of pharmaceutical and clinical services	24.5	14.6	13.1
Research and development expense	70.6	75.5	67.5
Selling, general, and administrative expense	359.1	366.0	327.1

Total costs and expenses	587.0	588.9	503.8

Operating income	166.8	134.2	274.4
Other income (expense):
Interest income	0.9	0.4	5.4
Other	1.2	0.3	(2.0)

Total other income:	2.1	0.7	3.4

Income before income tax	168.9	134.9	277.8
Income tax provision	43.6	54.7	101.6

Net income	$125.3	$80.2	$176.2

Earnings per share:
Basic	$1.79	$1.12	$2.33
Diluted	$1.71	$1.08	$2.25

Weighted average shares outstanding:
Basic	70.0	71.3	75.7
Diluted	73.4	74.5	78.2

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In millions)

	Years Ended June 30,
	2016	2015	2014
Net income	$125.3	$80.2	$176.2
Unrealized gain (loss) on available-for-sale securities, net of tax	0.3	(0.3)	0.6
Change in pension liability	(0.2)	—	—
Change in foreign currency translation adjustment	(2.6)	(5.2)	(1.7)

Comprehensive income	$122.8	$74.7	$175.1

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Stockholders’ equity
BALANCES AT JUNE 30, 2013	$0.8	$697.3	$(0.4)	$30.9	$728.6

Issuance of common stock under employee stock purchase plan	—	64.8	—	—	64.8
Share-based payment expense	—	27.1	—	—	27.1
Share-based compensation tax benefits	—	11.1	—	—	11.1
Repurchase and retirement of common stock	(0.1)	(82.5)	—	(205.1)	(287.7)
Net income	—	—	—	176.2	176.2
Other comprehensive loss, net of tax	—	—	(1.1)	—	(1.1)

BALANCES AT JUNE 30, 2014	$0.7	$717.8	$(1.5)	$2.0	$719.0

Issuance of common stock under employee stock purchase plan	—	30.0	—	—	30.0
Share-based payment expense	—	45.7	—	—	45.7
Share-based compensation tax benefits	—	3.4	—	—	3.4
Repurchase and retirement of common stock	—	(51.5)	—	(159.2)	(210.7)
Net income	—	—	—	80.2	80.2
Other comprehensive loss, net of tax	—	—	(5.5)	—	(5.5)

BALANCES AT JUNE 30, 2015	$0.7	$745.4	$(7.0)	$(77.0)	$662.1

Issuance of common stock under employee stock purchase plan	—	94.3	—	—	94.3
Share-based payment expense	—	31.6	—	—	31.6
Share-based compensation tax benefits	—	—	—	—	—
Repurchase and retirement of common stock	—	(41.2)	—	(121.4)	(162.6)
Net income	—	—	—	125.3	125.3
Other comprehensive loss, net of tax	—	—	(2.5)	—	(2.5)

BALANCES AT JUNE 30, 2016	$0.7	$830.1	$(9.5)	$(73.2)	$748.1

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Years Ended June 30.
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125.3	$80.2	$176.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.7	25.0	13.8
Loss (gain) on disposition of assets	(0.9)	0.5	0.9
Share-based compensation expense	31.6	45.7	27.1
Bad debt expense	33.3	31.5	39.2
Deferred income taxes	18.1	(0.4)	8.1
Unrecognized tax benefits	(2.4)	2.1	(0.7)
Accreted interest on note receivable	—	—	(3.3)
Excess tax benefit from share-based compensation	—	(3.4)	(11.1)
Changes in assets and liabilities:
Prepaid expenses	(7.2)	(5.5)	(5.5)
Trade accounts receivable	(39.2)	(34.4)	(24.4)
Other receivables	(0.9)	2.5	(1.9)
Inventory	(14.6)	(0.8)	(15.8)
Prepaid taxes	(3.8)	13.6	(12.9)
Accounts payable	—	(3.1)	(1.5)
Accrued liabilities	0.5	(13.4)	3.1
Deferred revenue	(0.2)	0.4	(1.1)

Net cash provided by operating activities	166.3	140.5	190.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5.0)	(23.9)	(14.3)
Acquisitions, net of cash acquired	(37.0)	(20.1)	(223.5)
Purchases of marketable investment securities	(164.5)	(80.7)	(161.8)
Proceeds from maturities and sales of marketable investment securities	115.1	165.6	382.5

Net cash provided by (used in) investing activities	(91.4)	40.9	(17.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	94.3	30.0	64.8
Excess tax benefit from share-based compensation	—	3.4	11.1
Repurchase and retirement of common stock	(162.6)	(210.7)	(287.7)

Net cash used in financing activities	(68.3)	(177.3)	(211.8)

Effect of foreign exchange rates on cash and cash equivalents	(2.2)	(4.8)	(0.6)
Net (decrease) increase in cash and cash equivalents	4.4	(0.7)	(39.3)
Cash and cash equivalents at beginning of year	64.1	64.8	104.1

Cash and cash equivalents at end of year	$68.5	$64.1	$64.8

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading molecular diagnostic company focused on developing and marketing novel predictive medicine, personalized medicine and prognostic medicine tests. The Company employs a number of proprietary technologies, including DNA, RNA and protein analysis, that help it to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. The Company uses this information to guide the development of new molecular diagnostic and companion diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine). The Company generates revenue by performing molecular diagnostic tests as well as by providing pharmaceutical and clinical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company’s corporate headquarters are located in Salt Lake City, Utah.

The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. A reclassification of $0.6 from proceeds from maturities and sales of marketable securities was made to reflect the effect of foreign exchange rates on cash and cash equivalents in the condensed consolidated statement of cash flows and for the fiscal year ended June 30, 2014 and a reclassification of $0.6 from other receivables to trade accounts receivable in the condensed consolidated balance sheet for fiscal year ended June 30, 2014 to conform to the current-year presentation.

Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale. Available-for-sale investment securities with remaining maturities of greater than one year are classified as long-term. Available-for-sale investment securities with remaining maturities of one year or less are classified as short-term. Available-for-sale investment securities with remaining maturities of less than three months at the time of purchase are classified as cash equivalents. Marketable securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported using the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the fiscal years ended June 30, 2016, 2015 and 2014.

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

Intangible Assets and Other Long-Lived Assets

Intangible and other long-lived assets are comprised of acquired licenses, technology and intellectual property and purchased in-process research and development. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life. The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets. The classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned.

The Company continually reviews and monitors long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

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

Goodwill

Goodwill is tested for impairment on an annual basis as of April 1 and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill was first assessed using a qualitative approach. If the qualitative assessment suggests that impairment is more likely than not, a two-step impairment analysis is performed. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Years Ended June 30,
	2016	2015	2014
Denominator:
Weighted-average shares outstanding used to compute basic EPS	70.0	71.3	75.7
Effect of dilutive stock options	3.4	3.2	2.5

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	73.4	74.5	78.2

Certain outstanding options and RSUs were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Years Ended June 30,
	2016	2015	2014
Anti-dilutive options and RSUs excluded from EPS computation	—	—	—

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

The following table shows the cumulative translation adjustments included in other comprehensive income:

Balance at June 30, 2015	$(7.0)
Period translation adjustments	(2.6)

Ending balance June 30, 2016	(9.6)

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. We adopted this guidance during the current fiscal year. For discussion of impact see note 10 to the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020 and early adoption is permitted. We are currently evaluating the timing of its adoption and the impact of adopting the new lease standard on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, which requires all deferred tax assets and liabilities to be classified as non-current. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted. We adopted this guidance in the current fiscal year. Refer to note 10 for discussion on the impact of adoption.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted for interim and annual periods beginning after the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

2.	BUSINESS ACQUISITIONS

Sividon

On May 31, 2016 we completed the acquisition of Sividon Diagnostics GmbH (“Sividon”), a leading breast cancer prognostic company with cash paid and total cash consideration transferred of $39.0 upfront and the potential for €15.0 ($16.7 converted at the June 30, 2016 period end exchange rate) in additional performance-based milestones.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Total consideration transferred was allocated to tangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. We believe the acquisition brings us the best-in-class breast cancer prognostic test and strengthens our market leading oncology portfolio of high value personalized medicine products which can be expanded internationally as well as brought to the US market. These factors contributed to consideration transferred in excess of the fair value of Sividon’s net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction. The goodwill related to the purchase is not tax deductible.

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities and the fair value of equipment, as well as tax-related matters, including tax basis of acquired assets and liabilities in the foreign jurisdiction. During the measurement period, the Company may record adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

Estimated Fair Value
Current assets	$2.7
Intangible assets	46.2
Equipment	0.3
Goodwill	17.7
Current liabilites	(15.4)

Total fair value purchase price	$51.5

Less: Contingent consideration	(10.5)
Less: Cash acquired	(2.0)

Total cash consideration transferred	$39.0

The acquisition of Sividon has been deemed insignificant in relation to the consolidated financials. As such, proforma financial information will not be provided.

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. This acquisition accounting is now final.

Fair Value
Current assets	$3.1
Real property	20.7
Equipment	1.6
Goodwill	8.7
Current liabilites	(4.4)
Long-term liabilities	(9.6)

Total purchase price	$20.1

During the year ended June 30, 2016 there was an adjustment to long-term liabilities. The long-term liabilities increased by approximately $0.6 due to information obtained from the third party actuarial analysis of the pension obligation which increased goodwill by the same amount.

3.	MARKETABLE INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2016 and 2015 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2016:
Cash and cash equivalents:
Cash	$66.1	$—	$—	$66.1
Cash equivalents	2.4	—	—	2.4

Total cash and cash equivalents	68.5	—	—	68.5

Available-for-sale:
Corporate bonds and notes	50.8	0.2	—	51.0
Municipal bonds	85.4	0.2	—	85.6
Federal agency issues	25.5	—	—	25.5
US government securities	8.2	0.1	—	8.3

Total	$238.4	$0.5	$—	$238.9

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2015:
Cash and cash equivalents:
Cash	$54.7	$—	$—	$54.7
Cash equivalents	9.4	—	—	9.4

Total cash and cash equivalents	64.1	—	—	64.1

Available-for-sale:
Corporate bonds and notes	41.8	—	—	41.8
Municipal bonds	66.3	0.1	(0.1)	66.3
Federal agency issues	13.2	—	—	13.2
US government securities	—	—	—	—

Total	$185.4	$0.1	$(0.1)	$185.4

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at June 30, 2016:

	Amortized cost	Estimated fair value
Cash	$66.1	$66.1
Cash equivalents	2.4	2.4
Available-for-sale:
Due within one year	90.5	90.5
Due after one year through five years	79.4	79.9
Due after five years	—	—

Total	$238.4	$238.9

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Debt securities in an unrealized loss position as of June 30, 2016 were not impaired at acquisition and the declines in fair value are not attributed to declines in credit quality. Management believes that it is more likely than not that the securities will be held until a recovery of par value. All securities in an unrealized loss position as of June 30, 2016 and 2015 are debt securities. Debt securities available-for-sale in a gross unrealized loss position as of June 30, 2016 and 2015 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2016:
Debt securities:
Corporate bonds and notes	5.0	—	1.5	—	6.5	—
Municipal bonds	7.6	—	6.3	—	13.9	—
Federal agency issues	6.0	—	—	—	6.0	—
US government securities	—	—	—	—	—	—

	$18.6	$—	$7.8	$—	$26.4	$—

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2015:
Debt securities:
Corporate bonds and notes	24.4	(0.0)	—	—	24.4	(0.0)
Municipal bonds	24.8	(0.1)	—	—	24.8	(0.1)
Federal agency issues	1.9	(0.0)	—	—	1.9	(0.0)

	$51.1	$(0.1)	$—	$—	$51.1	$(0.1)

Additional information relating to fair value of marketable investment securities can be found in Note 12.

4.	PROPERTY, PLANT AND EQUIPMENT, NET

	Years Ended June 30,
	2016	2015
Land	$2.3	$2.3
Buildings and improvements	17.3	18.2
Leasehold improvements	18.7	18.5
Equipment	103.4	99.1

	141.7	138.1
Less accumulated depreciation	(83.4)	(70.9)

Property, plant and equipment, net	$58.3	$67.2

	Years Ended June 30,
	2016	2015	2014
Depreciation expense	$14.1	$12.3	$9.2

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $195.3 from the acquisitions of Sividon Diagnostics that was completed on May 31, 2016, GmbH, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011. Of this goodwill, $129.9 relates to the Company’s diagnostic segment and $65.4 related to the other segment. The Company assessed goodwill for impairment in accordance with the appropriate guidance (see Note 1) and recorded no impairment of goodwill for the period ended June 30, 2016, 2015 and 2014. Included in the diagnostic segment is $17.7 in goodwill associated with the acquisition of Sividon which is preliminary and subject to adjustment within the measurement period (see Note 2).

The following summarizes changes to the goodwill balance for the years ended June 30, 2016 and 2015:

	Years Ended June 30,
	2016	2015
Beginning balance	$177.2	$169.2
Acquisitions	17.7	8.1
Translation adjustments	(0.2)	(0.1)
Measurement period adjustments (see note 2)	0.6	(0.1)

Ending balance	$195.3	$177.1

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, developed technology, a laboratory database, trademarks, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development. Certain of these intangible assets were recorded as part of the Company’s purchase of Sividon on March 31, 2016, Crescendo on February 28, 2014 and Myriad RBM on May 31, 2011. The Company’s developed technology and database acquired have estimated remaining useful lives between 16 and 20 years, trademarks acquired have an estimated remaining useful life of approximately 13 years and customer relationships have an estimated remaining useful life of approximately 6 years. The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets. The classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned. The Company concluded there was no impairment of long-lived assets for the years ended June 30, 2016, 2015 and 2014.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The following summarizes the amounts reported as intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net
At June 30, 2016:
Purchased licenses and technologies	$228.7	$(28.5)	$200.2
Customer relationships	4.7	(2.4)	2.3
Trademarks	3.0	(0.6)	2.4

Total amortizable intangible assets	236.4	(31.5)	204.9

In-process research and development	22.6	—	22.6

Total unamortized intangible assets	22.6	—	22.6

Total intangible assets	$259.0	$(31.5)	$227.5

	Gross Carrying Amount	Accumulated Amortization	Net
At June 30, 2015:
Purchased licenses and technologies	$199.1	$(16.7)	$182.4
Customer relationships	4.7	(1.9)	2.8
Trademarks	3.0	(0.4)	2.6

Total amortizable intangible assets	206.8	(19.0)	187.8

In-process research and development	4.8	—	4.8

Total unamortized intangible assets	4.8	—	4.8

Total intangible assets	$211.6	$(19.0)	$192.6

As of June 30, 2016 the weighted average remaining amortization period for purchased licenses and technologies, trademarks, and customer relationships is approximately 15 years.

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended June 30,
	2016	2015	2014
Amortization on intangible assets	$12.6	$12.7	$4.6

Amortization expense of intangible assets is estimated to be $14.2 in 2017, $14.2 in 2018, $14.2 in 2019, $13.8 in 2020 and $13.8 in 2021 and $134.7 thereafter.

6.	COST BASIS INVESTMENT

In April 2013, the Company acquired approximately 28 shares of Series E preferred stock of RainDance Technologies, Inc. (“RainDance”) of Lexington, Massachusetts, for $5.0. RainDance provides high-throughput picodroplet-based technology that can encapsulate a single molecule, cell or reaction and be digitally analyzed and sorted one at a time. The Series E shares purchased by the Company represented less than 5% of the total shares outstanding of RainDance’s capital stock. Subsequent to the investment the

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Company evaluated its relationship with RainDance and determined it did not have significant influence over the operations of RainDance. The Company’s investment in RainDance has been recorded under the cost method as an “Other Asset” on the Company’s consolidated balance sheet. The Company periodically evaluates the investment for impairment. No impairment indicators were noted at June 30, 2016.

7.	ACCRUED LIABILITIES

	Years Ended June 30,
	2016	2015
Employee compensation and benefits	$37.3	$33.8
Accrued taxes payable	2.8	3.8
Other	9.4	8.5

Total accrued liabilities	$49.5	$46.1

8.	OTHER LONG TERM LIABILITIES

	Years Ended June 30,
	2016	2015
Pension obligation	$5.9	$4.9
Other	12.3	3.9

Total other long term liabilities	$18.2	$8.8

The Company has two non-contributory defined benefit pension plans for its current and former Clinic employees. The Company has closed participation in the plans to exclude those employees hired after 2002. As of June 30, 2016 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $5.9.

9.	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share. There were no preferred shares outstanding at June 30, 2016, 2015 and 2014.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 69.1, 68.9, and 73.5 shares issued and outstanding at June 30, 2016, 2015 and 2014 respectively.

Common shares issued and outstanding

	Years Ended June 30,
	2016	2015	2014
Common stock issued and outstanding at July 1	68.9	73.5	80.6
Common stock issued upon exercise of options and employee stock plans	4.7	1.4	3.3
Repurchase and retirement of common stock	(4.5)	(6.0)	(10.4)

Common stock issued and outstanding at June 30	69.1	68.9	73.5

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of June 30, 2016, the Company has $192.3 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended June 30, 2016, 2015 and 2014 were as follows:

	Year ended June 30,
	2016	2015	2014
Shares purchased and retired	4.5	6.0	10.4
Common stock and additional paid-in-capital reductions	$41.2	$51.5	$82.5
Charges to retained earnings	$121.4	$159.2	$205.1

10.	INCOME TAXES

Income tax expense consists of the following:

	Year ended June 30,
	2016	2015	2014
Current:
Federal	$22.2	$53.7	$97.4
State	3.5	4.7	3.5

Total Current	25.7	58.4	100.9

Deferred:
Federal	15.4	(2.1)	(0.7)
State	(3.2)	8.7	0.8
Foreign	3.5	(2.3)	(2.9)
Change in valuation allowance	2.2	(8.0)	3.5

Total Deferred	17.9	(3.7)	0.7

Total income tax expense	$43.6	$54.7	$101.6

Income (loss) before income taxes consists of the following:

	Year ended June 30,
	2016	2015	2014
United States	$169.5	$147.0	$292.0
Foreign	(0.6)	(12.1)	(14.2)

Total	$168.9	$134.9	$277.8

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2016	2015	2014
Federal income tax expense at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	1.7	1.6
Research and development credits, net of the federal tax on state credits	(1.3)	(2.5)	(0.2)
Uncertain tax positions, net of federal benefit	0.6	1.2	(0.1)
Uncertain tax benefits statute expired, net of federal benefit	(4.4)	0.0	0.0
Incentive stock option and employee stock purchase plan expense	(0.3)	0.2	(0.3)
Adjustment to deferred tax liability attributable to acquired intangible assets	0.0	1.6	0.0
Foreign rate differential	0.0	1.6	0.8
Change in valuation allowance	1.2	2.6	1.2
Basis difference, disposition of foreign subsidiary	0.0	0.0	(1.9)
California basis step-up election, net of related valuation allowance impact	0.0	(1.2)	0.0
Early adoption of ASU 2016-09	(7.5)	0.0	0.0
Other, net	0.5	0.4	0.5

	25.8%	40.6%	36.6

The Company’s effective tax rate for the year ended June 30, 2016 was lower than the years ended June 30, 2015 and 2013. This decrease was primarily due the early adoption of ASU 2016-09 regarding stock compensation and a decrease in the Company’s liability for unrecognized tax benefits mainly due to a lapse of statute of limitations.

Pursuant to the guidelines of the recently issued ASU 2015-17 (“the Update”), all deferred tax assets and liabilities are to be classified as non-current. The effective date of the Update for public companies is for annual periods beginning after December 15, 2016 and later dates for all other entities. Early adoption is permitted. To comply with the guidance, the Company elected to adopt this Update for the quarter ended December 31, 2015 and the annual period ending June 30, 2016. The guidance indicates that the Update may be applied either prospectively or retrospectively. The Company chose to apply the Update prospectively. Accordingly, no prior periods were adjusted. Upon adoption during the quarter ended December 31, 2015, approximately $13.5 of net current deferred tax assets were reclassified to non-current and netted against non-current deferred tax liabilities. At June 30, 2016, approximately $12.7 of what were formerly recorded as current deferred tax assets were reclassified to non-current and netted against non-current deferred tax liabilities.

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on March 30, 2016, in an effort to simplify the accounting for income taxes surrounding excess tax benefits. The Company elected early adoption in the fourth quarter of the current fiscal year. The guidance indicates that the provision is to be adopted prospectively and that any adjustment for the period ending June 30, 2016 must be reflected as of the beginning of the fiscal year. These adjustments have been reflected as required in both the effective tax rate table above, and the deferred tax asset and liabilities table below. The Company has made an entity-wide accounting policy election to continue to estimate the number of awards that are expected to vest and adjusting the estimate when it is likely to change.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following at June 30, 2016 and 2015:

	Year ended June 30,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$54.4	$61.1
Property, plant and equipment	1.8	2.9
Accrued vacation	2.0	1.7
Allowance for doubtful accounts	2.4	2.7
Stock compensation expense	27.0	36.8
Research and development credits	9.4	8.9
Uncertain state tax positions	1.1	1.1
Other, net	0.7	0.9

Total gross deferred tax assets	98.8	116.1
Less valuation allowance	(35.6)	(33.4)

Total deferred tax assets	63.2	82.7

Deferred tax liabilities:
Intangible assets	81.1	69.4

Total deferred tax liabilities	81.1	69.4

Net deferred tax assets (liability)	(17.9)	13.3

Current net deferred tax asset	0.0	13.5
Long term net deferred tax asset (liability)	(17.9)	(0.2)

Net deferred tax asset (liability)	$(17.9)	$13.3

Due to sustained positive operating performance and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of the majority of its deferred income tax assets will be realized. However, for certain deferred tax assets, a valuation allowance has been established. For the years ended June 30, 2016 and 2015, the Company’s valuation allowance increased by $2.2 and decreased by $8.0, respectively. The net increase of the valuation allowance in the year ended June 30, 2016 consisted of an increase of $3.8 related to the early adoption of ASU 2016-09 with regard to state excess tax benefits, an increase of $1.9 related to additional state research credit carry-forwards, for which the company concluded it was more likely than not that the benefits of the losses and credits will not be realized. In addition, there was an offsetting decrease in the valuation allowance on foreign net operating losses in the amount of $3.5 which related to a corresponding decrease in the foreign net operating losses. The net decrease of the valuation allowance in the year ended June 30, 2015 consisted of a decrease of $11.5 related to the use of California net operating losses and credits made available through a post-acquisition California stand-alone state tax election and an offsetting increase in the amount of $3.5 which was related to foreign net operating losses and state tax research credits, for which the company concluded it was more likely than not that the benefits of the losses and credits will not be realized.

The Company acquired Sividon Diagnostics GmbH on May 31, 2016 (see Note 2). As part of the purchase accounting for this acquisition a net deferred tax liability of approximately $13.2 was recorded, consisting primarily of intangible assets for which the book basis exceeds the tax basis.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

For the years ended June 30, 2016 and 2015, the Company realized $12.7 and $3.4, respectively, of excess tax benefits from stock-based compensation as a reduction of taxes payable. Company previously had adopted the with-and-without tax allocation approach for excess tax benefits, which results in the windfall tax benefits being utilized last after considering all other tax attributes available to the Company. Prior to the adoption of ASU 2016-09, excess tax benefits from stock based compensation were credited directly to additional paid-in-capital. The With the early adoption of ASU 2016-09, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement.

At June 30, 2016, the Company had the following net operating loss and research credit carryforwards, with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated.

Carryforwards	Amount	Subject to sections 382, 383	Expires beginning in year	Through
Federal net operating loss	$112.3	Yes	2027	2033
Utah net operating loss	209.5	No	2016	2024
Oklahoma net operating loss	14.1	Yes	2023	2033
Foreign net operating losses (various jurisdictions)	30.1	No	Various	Various
Federal research credit	3.2	Yes	2025	2032
Utah research credit	9.5	No	2021	2029

Due to a post-acquisition California stand-alone state election related to the acquisition of Crescendo Bioscience, Inc., all of Crescendo’s California net operating loss carryforwards and California research credit carryforwards were utilized or lost at the acquisition, resulting in no remaining carryforwards.

All of the Utah net operating loss carryforwards are ‘excess tax benefits’ as defined by ASC guidance and, if realized in future years, will be recognized as a credit to tax benefit, pursuant to the guidance of ASU 2016-09 which was adopted during this fiscal year. The Company’s deferred tax asset for the Utah net operating loss ‘excess tax benefits’ is approximately $6.8 and is offset by a full valuation allowance at June 30, 2016.

Consistent with the indefinite reversal criteria of ASC 740-30-25-17, the Company intends to invest undistributed earnings of its foreign subsidiaries indefinitely. Due to the cumulative losses that have been incurred to date in its foreign operations, the amount of unrecorded deferred liability resulting from the indefinite reversal criteria at June 30, 2016 is $0.

In July 2006, the FASB issued ASC Topic 740 Subtopic 10 Section 05, which clarifies the accounting for uncertainty in tax positions. Accounting guidance requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

merits of the position. The Company adopted the guidance on July 1, 2007 and recorded $0 cumulative effect. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended June 30,
	2016	2015	2014
Unrecognized tax benefits at the beginning of year	$26.3	$24.2	$10.9
Gross increases—current year tax positions	0.6	1.1	1.8
Gross increases—prior year tax positions	5.4	1.0	0.3
Gross increases—acquisitions	—	—	14.2
Gross decreases—prior year tax positions	(8.1)	—	(3.0)

Unrecognized tax benefits at end of year	$24.2	$26.3	$24.2

Interest and penalties in year-end balance	$0.5	$0.6	$0.3

Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations. The years ended June 30, 2013 through June 30, 2016 remain subject to examination at June 30, 2016. The Company’s income tax returns for the following jurisdictions are currently under examination: New Jersey State income tax returns for the years ended June 30, 2007 through 2013; New York State income tax return for the years ended June 30, 2014 through 2015; and U.S. income tax return for the year June 30, 2014. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The Company’s foreign income tax returns and all other state tax returns are not currently under examination.

11.	SHARE-BASED COMPENSATION

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 5, 2013, the shareholders approved an amendment to the 2010 Plan to set the number of shares available for grant to 3.5. As of June 30, 2016, a total of 2.3 shares of common stock are available for issuance under the 2010 Plan. In addition, as of June 30, 2016, the Company may grant up to 2.5 additional shares under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company. The exercise price of options granted in 2016, 2015 and 2014 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years. Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant. In September 2014, the Company began issuing restricted stock units (“RSUs”) in lieu of stock options. RSUs generally vest ratably over four years on the anniversary date of the grant to all employees. The number of RSUs awarded to certain executive officers may be reduced if certain additional performance metrics are not met. Options and restricted stock units granted to our non-employee directors vest in full

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

upon the earlier of (i) one full year of service on the Board following date of grant or (ii) the date of the next annual meeting of stockholders.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30:

2014
Risk-free interest rate	1.6%
Expected dividend yield	0%
Expected lives (in years)	4.1 - 4.7
Expected volatility	40%

Expected option lives and volatilities are based on historical data of the Company and other factors.

Stock Options

A summary of option activity is as follows for the fiscal years ended June 30:

	2016		2015		2014
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	12.5	$23.49	14.2	$23.30	14.4	$21.75
Options granted	—	$—	—	$—	3.3	$26.52
Less:
Options exercised	(4.3)	$21.51	(1.2)	$20.17	(3.1)	$19.44
Options canceled or expired	—	$0.00	(0.5)	$25.98	(0.4)	$24.30

Options outstanding at end of year	8.2	$24.52	12.5	$23.49	14.2	$23.30

Options exercisable at end of year	6.7	$24.04	9.6	$22.80	7.1	$21.90
Options vested and expected to vest	8.2	$24.52	12.5	$23.49	13.4	$23.12
Weighted average fair value of options granted during the year		$—		$—		$10.04

The following table summarizes information about stock options outstanding at June 30, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2016	Weighted average exercise price
$9.04 - 21.29	2.1	4.55	$18.25	2.1	$18.25
21.66 - 26.49	3.3	4.71	25.32	2.3	24.80
26.84 - 30.12	2.2	5.39	27.83	1.8	27.98
$30.34 - 37.73	0.6	3.26	30.46	0.5	30.40

	8.2	4.76	$24.52	6.7	$24.04

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Options exercisable at June 30, 2016 had a weighted average remaining contractual life of 4.6 years.

As of June 30, 2016, there was $6.5 of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

A summary of RSU activity is as follows:

	2016		2015
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
RSUs outstanding at the beginning of year	1.0	$37.63	—	$—
RSUs granted	0.8	40.62	1.2	37.66
Less:
RSUs released	(0.4)	39.74	—	34.22
RSUs canceled	—	—	(0.2)	38.12

RSUs outstanding at end of year	1.4	$38.76	1.0	$37.63

As of June 30, 2016, there was $30.9 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.3 years.

Share-based compensation expense recognized and included in the consolidated statements of operations for the fiscal years ended June 30, 2016, 2015 and 2014 was as follows:

	Years Ended June 30,
	2016	2015	2014
Cost of molecular diagnostic testing	$0.9	$0.9	$0.8
Cost of pharmaceutical and clinical services	0.4	0.5	0.3
Research and development expense	5.4	4.3	5.4
Selling, general, and administrative expense	24.9	40.0	27.5

Total share-based compensation expense	$31.6	$45.7	$34.0

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

average recognition period, aggregate intrinsic value of options outstanding, aggregate intrinsic value of options that are fully vested and aggregate intrinsic value of RSUs vested and expected to vest is as follows:

As of June 30, 2016
Unrecognized share-based compensation cost	$38.2
Aggregate intrinsic value of options outstanding	49.6
Aggregate intrinsic value of options fully vested	43.9
Aggregate intrinsic value of RSUs outstanding	$43.5

The total intrinsic value of options exercised during 2016, 2015 and 2014 was as follows:

	Years Ended June 30,
	2016	2015	2014
Total intrinsic value of options exercised	$86.1	$20.5	$49.4

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan that was approved by shareholders in 1995 (the “1995 Purchase Plan”), and subsequently amended, under which 2.0 shares of common stock had been authorized. As of December 5, 2012, a total of 2.0 shares of common stock had been issued under the 1995 Purchase Plan when it was terminated. On December 5, 2012, following shareholder approval, the Company adopted the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. At June 30, 2016, a total of 0.7 shares of common stock had been purchased under the 2012 Plan. Shares purchased under and compensation expense associated with the 1995 and 2012 Plans for the years reported are as follows:

	Years Ended June 30,
	2016	2015	2014
Shares purchased under the plans	0.2	0.2	0.2
Plan compensation expense	$1.9	$1.8	$1.3

As of June 30, 2016, there was $0.8 of total unrecognized share-based compensation expense related to ESPP.

The fair value of shares issued under the Plan that was in effect for each period reported was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2016	2015	2014
Risk-free interest rate	0.4%	0.1%	0.1%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	31%	33%	56%

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

	Level 1	Level 2	Level 3	Total
June 30, 2016
Money market funds (a)	$2.4	$—	$—	$2.4
Corporate bonds and notes	—	51.0	—	51.0
Municipal bonds	—	85.6	—	85.6
Federal agency issues	—	25.5	—	25.5
US government securities	—	8.3	—	8.3

Total	$2.4	$170.4	$—	$172.8

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2015
Money market funds (a)	$2.4	$—	$—	$2.4
Corporate bonds and notes	—	44.8	—	44.8
Municipal bonds	—	70.3	—	70.3
Federal agency issues	—	13.2	—	13.2

Total	$2.4	$128.3	$—	$130.7

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The Company’s Level 1 assets include money market instruments. Level 2 assets consist of marketable investment securities that include federal agency issues, commercial paper, corporate bonds, US government securities and municipal bonds. Level 2 securities are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. As of June 30, 2016 and 2015, the Company had no investments which were measured using unobservable (Level 3) inputs.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

13.	COMMITMENT AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2016, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

As of June 30, 2016, Crescendo Bioscience, Inc. has approximately two months remaining under an unconditional purchase obligation with a vendor to purchase goods and services used in the Company’s diagnostic processes. The agreement specifies certain minimum quantities and pricing terms.

As of June 30, 2016 under this agreement the Company has expended as follows:

Amount
Fiscal year ending:
2014	$10.4
2015	10.9
2016	27.3

Total expended on unconditional purchase obligations	$48.6

In addition to the minimum quantities and pricing terms, the Company may also make additional purchase commitments of anticipated purchases based upon forecasted needs which are not included in the unconditional purchase obligation amounts below.

As of June 30, 2016, the remaining obligations under this agreement were as follows:

Amount
Fiscal year ending:
2017	$6.1

Total commitment for unconditional purchase obligations	$6.1

The Company leases office and laboratory space under five non-cancelable operating leases, with terms that expire between 2022 and 2027 in Salt Lake City, Utah, one cancelable lease for office and laboratory space with a term that expires in 2018 in Munich, Germany, a non-cancelable operating lease for Myriad RBM for office and laboratory space that expires in 2020 in Austin, Texas, and a non-cancelable lease for office and laboratory space that expires in 2017 in Colgne, Germany. The Company also leases office and laboratory space under one non-cancellable operating lease that expires in 2017 in South San Francisco, California for Crescendo. In addition, the Company maintains lease agreements that expire between 2015 and 2020 for administrative offices in Zurich, Switzerland; Paris, France; Madrid, Spain; Milan, Italy; London, UK and Munich, Germany. Furthermore, the Company leases information technology equipment under four non-cancelable leases, with terms that expire in 2018 and 2019.

The following is a summary of the Company’s rental expense for the fiscal years reported:

	Years Ended June 30,
	2016	2015	2014
Rental expense	$14.3	$13.8	$11.3

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

Future minimum lease payments under the Company’s current leases as of June 30, 2016 are as follows:

Fiscal year ending:
2017	$12.9
2018	12.6
2019	12.1
2020	12.4
2021	10.6
Thereafter	41.3

$101.9

14.	EMPLOYEE DEFERRED SAVINGS PLAN

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation.

The Company’s recorded contributions to the plan as follows:

	Years Ended June 30,
	2016	2015	2014
Deferred savings plan Company contributions	$5.5	$5.1	$4.4

15.	SEGMENT AND RELATED INFORMATION

The Company’s business units have been changed to align with how its Chief Operating Decision Maker (“CODM”) reviews performance and makes decisions in managing the Company. The business units were historically comprised of three reportable segments: (i) research, (ii) molecular diagnostics and (iii) pharmaceutical and clinical services. Beginning in fiscal 2015 the business units have been aggregated into two reportable segments: (i) diagnostics and (ii) other, which was formerly the research and pharmaceutical and clinical services segments. The diagnostics segment primarily provides testing and collaborative development of testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The other segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries, research and development, and clinical services for patients, and includes corporate services such as finance, human resources, legal and information technology. Prior periods presented have been recast to conform to the current presentation.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates segment performance based on income (loss) before interest income and other income and expense.

	Diagnostics	Other	Total
Year ended June 30, 2016:
Revenues	$705.7	$48.1	$753.8
Depreciation and amortization	21.5	5.2	26.7
Segment operating income (loss)	239.3	(72.5)	166.8
Year ended June 30, 2015:
Revenues	$695.5	$27.6	$723.1
Depreciation and amortization	20.5	4.5	25.0
Segment operating income (loss)	217.1	(82.9)	134.2
Year ended June 30, 2014:
Revenues	$748.2	$30.0	$778.2
Depreciation and amortization	9.9	3.9	13.8
Segment operating income (loss)	338.0	(63.6)	274.4

	Years Ended June 30,
	2016	2015	2014
Total operating income for reportable segments	$166.8	$134.2	$274.4
Unallocated amounts:
Interest income	0.9	0.4	5.4
Other	1.2	0.3	(2.0)
Income from operations before income taxes	168.9	134.9	277.8

Income tax provision	43.6	54.7	101.6

Net income	$125.3	$80.2	$176.2

The following table sets forth a comparison of balance sheet assets by operating segment:

	June 30,
	2016	2015
Net equipment, leasehold improvements and property:
Diagnostics	26.3	34.5
Other	32.0	32.7

Total	$58.3	$67.2

Total Assets:
Diagnostics	512.4	450.6
Other	129.2	130.2

Total	$641.6	$580.8

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The following table reconciles assets by geographical region:

	June 30,
	2016	2015
Net equipment, leasehold improvements and property:
United States	33.6	42.2
Rest of world	24.7	25.0

Total	$58.3	$67.2

Total Assets:
United States	532.6	537.3
Rest of world	109.0	43.5

Total	$641.6	$580.8

The following table reconciles assets by operating segment and geographic region to total assets:

	June 30,
	2015	2015
Total assets by segment and geographical region	$641.6	$580.8
Cash, cash equivalents, and marketable investment securities (1)	238.9	185.4

Total	$880.5	$766.2

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The majority of the Company’s revenues were derived from the sale of diagnostic tests in the United States. There were no customers that accounted for greater than 10% of revenue in the years ended June 30, 2016, 2015 and 2014.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2016	2015	2014
Cash paid during the year for income taxes	$32.0	$39.1	$108.2
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders’ equity	0.3	—	(0.4)

17.	SUBSEQUENT EVENTS

On August 3, 2016, Myriad Genetics, Inc. (“Myriad”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Myriad Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Subsidiary”), Assurex Health, Inc. (“Assurex”), and Fortis Advisors LLC, as the representative of the securityholders of Assurex.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The Merger Agreement provides that Myriad will pay an aggregate cash purchase price to the security holders of Assurex of $225 million, subject to adjustment for Assurex’s working capital and indebtedness and other amounts to be determined in accordance with the Merger Agreement (as adjusted, the “Purchase Price”). Additionally, subject to the limitations described in the Merger Agreement , Myriad will be required to pay securityholders additional amounts in cash of up to $185 million in performance-based milestones (the “Additional Payments,” and together with the Purchase Price, the “Merger Consideration”).

The acquisition is structured as a reverse triangular merger transaction in which the Merger Subsidiary will merge with and into Assurex, with Assurex surviving the merger as the surviving corporation and a wholly owned subsidiary of Myriad (the “Merger”).

The Merger Agreement contains certain termination rights for Myriad and Assurex, including the right by either party to terminate the Merger Agreement if the Merger has not occurred within two months of the signing of the Merger Agreement. The Closing is expected to occur before the end of the first quarter of Myriad’s fiscal year 2017, and is subject to customary closing conditions and regulatory approval including, among others, antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Myriad intends to fund the transaction through cash on hand and possibly short-term debt. The acquisition is not subject to a financing contingency. The Merger Agreement was approved by the Board of Directors of both Myriad and Assurex, and is conditioned on receiving the requisite stockholder approval of the Assurex stockholders.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our Disclosure Controls were effective to ensure that information required to

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2016, our internal control over financial reporting is effective based on those criteria.

Management has excluded Sividon from its assessment of internal control over financial reporting as of June 30, 2016, because we acquired Sividon in a business combination on May 31, 2016. Sividon is a wholly-owned subsidiary whose total assets and net assets represent 7.5% and 6.9%, respectively, and revenues and net income represent 0.1% and 0.1%, respectively, for the year ended June 30, 2016.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

The effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as follows:

b.	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Myriad Genetics, Inc. and subsidiaries

We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Myriad Genetics, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sividon Diagnostics GmbH, which is included in the fiscal 2016 consolidated financial statements of Myriad Genetics, Inc. and subsidiaries and constituted 7.5% and 6.9% of total and net

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

assets, respectively, as of June 30, 2016 and 0.1% and 0.1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Myriad Genetics, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Sividon Diagnostics GmbH.

In our opinion, Myriad Genetics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2016 of Myriad Genetics, Inc. and subsidiaries and our report dated August 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, UT

August 10, 2016

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

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on December 1, 2016.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management and Corporate Governance—Committees of the Board of Directors and Meetings—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Management and Corporate Governance—Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on December 1, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on December 1, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance—Director Independence” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on December 1, 2016.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants” in our Proxy Statement for the 2016 Annual Meeting of the Stockholders to be held on December 1, 2016.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedule

The following schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2016, 2015 and 2014.

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

The exhibits which are filed with or incorporated by reference into this Annual Report on Form 10-K are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2016.

MYRIAD GENETICS, INC.

By:	/s/ MARK C. CAPONE
Mark C. Capone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ MARK C. CAPONE Mark C. Capone	President, Chief Executive Officer and Director (principal executive officer)	August 10, 2016

By:	/s/ R. BRYAN RIGGSBEE R. Bryan Riggsbee	Chief Financial Officer (principal financial and accounting officer)	August 10, 2016

By:	/s/ JOHN T. HENDERSON John T. Henderson, M.D.	Chairman of the Board	August 10, 2016

By:	/s/ WALTER GILBERT Walter Gilbert, Ph.D.	Vice Chairman of the Board	August 10, 2016

By:	/s/ LAWRENCE C. BEST Lawrence C. Best	Director	August 10, 2016

By:	/s/ HEINER DREISMANN Heiner Dreismann, Ph.D.	Director	August 10, 2016

By:	/s/ DENNIS LANGER Dennis Langer, M.D., J.D.	Director	August 10, 2016

By:	/s/ S. LOUISE PHANSTIEL S. Louise Phanstiel	Director	August 10, 2016

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2016, 2015, and 2014

(In millions)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Net Deductions and Other (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2016	$7.6	$33.3	($34.1)	$6.8
Year ended June 30, 2015	$9.0	$31.5	($32.9)	$7.6
Year ended June 30, 2014	$7.5	$39.2	($37.7)	$9.0

(1)	Primarily represents the write-off of accounts receivables net of recoveries.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

3.1		Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	08/15/11	000-26642

3.2		Restated By-Laws		8-K (Exhibit 3.1)	09/24/14	000-26642

4.1		Specimen common stock certificate		10-K (Exhibit 4.1)	08/15/11	000-26642
Lease Agreements

10.1	.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642

	.2	Amendment to Phase I Lease Agreement, dated February 3, 2016, between the Registrant and HCPI/UTAHII, LLC.		10-Q (Exhibit 10.1)	05/04/16	000-26642

10.2	.1	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642

	.2	Amendment to Phase II Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.2)	05/04/16	000-26642

10.3	.1	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642

	.2	Amendment to Phase III Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.3)	05/04/16	000-26642

10.4	.1	Lease Agreement, effective as of May 31, 2005, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

	.2	Letter of Understanding regarding Lease, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

	.3	Amendment to Phase IV Lease Agreement, dated February 16, 2007, between Myriad Genetics, Inc. and Boyer Research Park Associates VIII, L.C..		10-Q (Exhibit 10.4)	05/04/16	000-26642

10.5	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642

	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642

Agreements with Executive Officers and Directors

10.6		Resignation Agreement between Myriad Genetics, Inc. and Peter D. Meldrum dated January 30, 2015+		8-K (Exhibit 10.1)	02/03/15	000-26642

10.7		Resignation Agreement between Myriad Genetics, Inc. and James S. Evans dated October 8, 2014+		8-K (Exhibit 10.3)	10/09/14	000-26642

10.8		Executive Retention Agreement, dated September 29, 2015, between the Registrant and Richard M. Marsh+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.9		Executive Retention Agreement, dated September 29, 2015, between the Registrant and Jerry S. Lanchbury, Ph.D.+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.10	.1	Offer Letter, dated October 7, 2014, between the Registrant and R. Bryan Riggsbee+		8-K (Exhibit 10.1)	10/09/2014	000-26642

	.2	Employment Agreement, dated October 8, 2014, between the registrant and R. Bryan Riggsbee+		8-K (Exhibit 10.2)	10/09/2014	000-26642

10.11	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642

	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642

	.3	Form of Executive Retention Agreement, as amended.+@		10-Q (Exhibit 10.1)	11/04/15	000-26642

10.12		Executive Retention Agreement, dated September 29, 2015, between the Registrant and Mark. C. Capone+		8-K (Exhibit 10.1)	10/02/15	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.13		Executive Retention Agreement between Myriad Genetics Inc. and R. Bryan Riggsbee dated September 29, 2015+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.14		Compensatory Arrangements of Certain Officers+		8-K	06/02/15	000-26642

10.15		Non-Employee Director Compensation Policy+	X

10.16		Form of director and executive officer indemnification agreement+		10-K (Exhibit 10.34)	08/25/09	000-26642

Equity Compensation Plans

10.17	.1	2003 Employee, Director and Consultant Stock Option Plan, as amended (the “2003 Plan”)+		10-Q (Exhibit 10.1)	02/3/10	000-26642

	.2	Form of Incentive Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.7)	11/01/07	000-26642

	.3	Form of Non-Qualified Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.8)	11/01/07	000-26642

10.18	.1	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”)+		8-K (Exhibit 10.1)	12/06/13	000-26642

	.2	Form of Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.3)	02/01/11	000-26642

	.3	Form of Director Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.4)	02/01/11	000-26642

	.4	Form of Restricted Stock Unit Agreement for Executive Officers under the 2010 Plan+		10-Q (Exhibit 10.1)	11/05/14	000-26642

	.5	Form of Restricted Stock Unit Agreement for Directors under the 2010 Plan+		10-Q (Exhibit 10.2)	11/05/14	000-26642

	.6	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended+		10-Q (Exhibit 10.1)	02/03/16	000-26642

10.19		2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.2)	12/07/12	000-26642

10.20		2013 Executive Incentive Plan+		8-K (Exhibit 10.3)	12/07/12	000-26642
Other

21.1		List of Subsidiaries of the Registrant	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in XBRL (Xtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

(+)	Management contract or compensatory plan arrangement.
(@)	The agreements with all executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit