Form 10-Q
period 2016-12-31
MYRIAD GENETICS INC
filed 2017-02-08
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 2, 2017 the registrant had 68,091,531 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

ASSETS	December 31, 2016	June 30, 2016
Current assets:
Cash and cash equivalents	$108.1	$68.5
Marketable investment securities	54.4	90.5
Prepaid expenses	12.1	18.4
Inventory	51.3	38.3
Trade accounts receivable, less allowance for doubtful
accounts of $7.8 December 31, 2016 and $6.8 June 30, 2016	107.6	91.7
Prepaid taxes	4.2	3.8
Other receivables	3.9	3.3

Total current assets	341.6	314.5

Property, plant and equipment, net	54.7	58.3
Long-term marketable investment securities	55.5	79.9
Intangibles, net	506.4	227.5
Goodwill	315.4	195.3
Other assets	2.5	5.0

Total assets	$1,276.1	$880.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22.9	$21.1
Accrued liabilities	57.7	49.5
Deferred revenue	2.2	1.7

Total current liabilities	82.8	72.3

Unrecognized tax benefits	24.6	24.0
Other long-term liabilities	8.8	7.8
Contingent consideration	137.1	10.4
Long-term debt	204.0	—
Long-term deferred taxes	86.1	17.9

Total liabilities	543.4	132.4

Commitments and contingencies
Stockholders’ equity:
Common stock, 68.1 and 69.1 shares outstanding at December 31, 2016 and June 30, 2016 respectively	0.7	0.7
Additional paid-in capital	831.8	830.1
Accumulated other comprehensive loss	(13.9)	(9.5)
Accumulated deficit	(85.7)	(73.2)

Total Myriad Genetics, Inc. stockholders’ equity	732.9	748.1
Non-Controlling Interest	(0.2)	—

Total stockholders’ equity	732.7	748.1

Total liabilities and stockholders’ equity	$1,276.1	$880.5

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Molecular diagnostic testing	$183.9	$182.6	$348.9	$354.5
Pharmaceutical and clinical services	12.6	10.7	25.0	22.3

Total revenue	196.5	193.3	373.9	376.8
Costs and expenses:
Cost of molecular diagnostic testing	37.4	34.1	71.6	65.0
Cost of pharmaceutical and clinical services	7.0	6.5	12.7	12.1
Research and development expense	18.6	16.7	38.0	33.9
Selling, general, and administrative expense	120.3	90.8	232.2	177.3

Total costs and expenses	183.3	148.1	354.5	288.3

Operating income	13.2	45.2	19.4	88.5
Other income (expense):
Interest income	0.3	0.1	0.6	0.2
Interest expense	(2.6)	(0.1)	(3.3)	(0.1)
Other	1.2	(0.2)	(0.6)	—

Total other income (expense):	(1.1)	(0.2)	(3.3)	0.1
Income before income tax	12.1	45.0	16.1	88.6
Income tax provision	6.2	7.9	11.4	21.1

Net income	$5.9	$37.1	$4.7	$67.5

Net income attributable to non-controlling interest	—	—	—	—

Net income attributable to Myriad Genetics, Inc. stockholders	$5.9	$37.1	4.7	$67.5

Earnings per share:
Basic	$0.09	$0.53	$0.07	$0.97
Diluted	$0.09	$0.50	$0.07	$0.92
Weighted average shares outstanding:
Basic	68.2	70.5	68.5	69.6
Diluted	68.3	73.8	68.9	73.1

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net income attributable to Myriad Genetics, Inc. shareholders	$5.9	$37.1	$4.7	$67.5
Unrealized gain (loss) on available-for-sale securities, net of tax	(0.4)	(0.2)	(0.8)	(0.1)
Change in foreign currency translation adjustment, net of tax	(8.0)	(1.8)	(3.6)	(2.0)

Comprehensive income (loss)	(2.5)	35.1	0.3	65.4
Comprehensive income attributable to non-controlling interest	—	—	—	—

Comprehensive income (loss) attributable to Myriad Genetics, Inc. shareholders	$(2.5)	$35.1	$0.3	$65.4

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4.7	67.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.1	13.5
Non-cash interest expense	0.3	—
Gain on disposition of assets	(0.2)	(0.4)
Share-based compensation expense	15.2	16.3
Impairment of cost basis investment	2.5	—
Bad debt expense	18.1	14.5
Loss on extinguishment of debt	1.3	—
Deferred income taxes	2.9	29.8
Unrecognized tax benefits	0.6	1.5
Change in fair value of contingent consideration	(3.2)	—
Changes in assets and liabilities:
Prepaid expenses	8.3	2.8
Trade accounts receivable	(24.4)	(11.1)
Other receivables	(2.4)	(5.3)
Inventory	(10.4)	(4.1)
Prepaid taxes	(0.4)	(38.5)
Accounts payable	(2.0)	(4.1)
Accrued liabilities	(5.0)	(0.5)
Deferred revenue	0.5	—

Net cash provided by operating activities	28.5	81.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3.9)	(2.1)
Acquisitions, net of cash acquired	(216.1)	—
Purchases of marketable investment securities	(49.0)	(100.7)
Proceeds from maturities and sales of marketable investment securities	108.9	71.3

Net cash used in investing activities	(160.1)	(31.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds for common stock issued under share-based compensation plans	1.0	84.9
Net proceeds from revolving credit facility	204.0	—
Net proceeds from term loan	199.0	—
Repayment of term loan	(200.0)	—
Fees paid for extinguishment of debt	(0.6)	—
Repurchase and retirement of common stock	(31.6)	(62.9)

Net cash provided by financing activities	171.8	22.0

Effect of foreign exchange rates on cash and cash equivalents	(0.7)	(1.8)
Net increase in cash and cash equivalents	39.5	70.6
Cash and cash equivalents at beginning of the period	68.5	64.1

Cash and cash equivalents at end of the period	$108.0	$134.7

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Operating results for the three and six months ended December 31, 2016 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The consolidated financial statements include the accounts of the Company’s majority-owned subsidiary, Assurex Canada, Ltd. which is 85% owned by Assurex Health, Inc. (“Assurex), a wholly owned subsidiary of the Company, and 15% owned by the Centre for Addiction and Mental Health. Assurex Canada, Ltd. is a consolidated subsidiary of Assurex Health, Inc. The value of the non-controlling interest represents the portion of Assurex Canada Ltd.’s profit or loss and net assets that is not held by Assurex Health, Inc. The Company attributes comprehensive income or loss of the subsidiary between the Company and the non-controlling interest based on the respective ownership interest.

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

Assurex

On August 31, 2016, the Company completed the acquisition of Assurex, pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated August 3, 2016. Pursuant to the terms of the Merger Agreement, Myriad Merger Sub, Inc., a wholly owned subsidiary of the Company, was merged with and into Assurex, with Assurex continuing as the surviving corporation, and wholly owned subsidiary of Myriad. We acquired Assurex for total consideration of $351.6, net of cash acquired of $5.5, including a cash payment of $216.1, and two potential performance-based milestones totaling $185.0 with a fair value of $130.0. The fair value of the performance-based milestones was determined by using the Monte Carlo method.

Of the cash consideration, $19.1 was deposited into an escrow account to fund (i) any post-closing adjustments payable to Myriad based upon differences between the estimated working capital and the actual working capital of Assurex at closing, and (ii) any indemnification claims made by Myriad against Assurex within 18 months following closing.

Total consideration transferred was allocated to tangible assets acquired and liabilities assumed based on their fair values as of the acquisition date including current adjustments as set forth below. We believe the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a product, GeneSight, which has growth potential. These factors contributed to consideration transferred in excess of the fair value of Assurex’s net tangible and intangible assets acquired, resulting in the Company recording $120.5 in goodwill in connection with the transaction. During the current quarter there were fair value reductions as of the date of the acquisition to intangible assets and equipment totaling $1.7 due to adoption of our capitalization policy which increased goodwill by that amount. Also, during the period there was an adjustment to working capital as of the date of acquisition which required an additional $3.1 cash payment and increased goodwill by that amount. During the period there was also a $0.6 decrease in the deferred tax liability due to a change in the blended state tax rate which decreased goodwill by the same amount.

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include accounts receivable, the valuations of acquired assets (tangible and intangible), liabilities and the fair value of equipment, non-controlling interest, as well as tax-related matters, including tax basis of acquired assets and liabilities in a foreign jurisdiction. During the measurement period, the Company may record adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). The preliminary purchase price allocation as of December 31, 2016 is as follows:

Estimated Fair Value
Current assets	$18.2
Intangible assets	295.6
Equipment	1.8
Goodwill	120.5
Current liabilities	(18.6)
Deferred tax liability	(65.9)

Total fair value purchase price	$351.6

Less: Contingent consideration	(130.0)
Less: Cash acquired	(5.5)

Total cash consideration transferred	$216.1

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of developed technology which had an estimated fair value of $256.5 and a database with an estimated fair value of $39.1. The fair value of the developed technology was determined using a probability-weighted income approach that discounts expected future cash flows to present value. The fair value of the database was determined using a combination of the lost profits and replacement cost methods. The estimated net cash flows were discounted using a discount rate of 16% which is based on the estimated internal rate of return for the acquisition and represents the rate that market participants might use to value the intangible assets. The projected cash flows were based on key assumptions such as: estimates of revenues and operating profits; the time and resources needed to recreate databases and product and commercial development and approval; the life of the commercialized product; and associated risks related to viability and product alternatives. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 17 years for the developed technology and 5 years for the database. This amortization is not deductible for income tax purposes. During the quarter the internally developed software was written off as it was already included in the fair value of the developed technology.

Goodwill

The $120.5 of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s research and commercial operations with Assurex’s. This goodwill is not deductible for income tax purposes. Change in goodwill from prior quarter is shown below:

Carrying amount
Balance September 30, 2016	$116.3
Fair value adjustment to equipment and intangibles	1.7
Working capital adjustment	3.1
Change in deferred tax liability	(0.6)

Ending balance December 31, 2016	$120.5

Pro Forma Information

The unaudited pro-forma results presented below include the effects of the Assurex acquisition as if it had been consummated as of July 1, 2015, with adjustments to give effect to pro forma events that are directly attributable to the acquisition which includes adjustments related to the amortization of acquired intangible assets, interest income and expense, and depreciation. The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the consolidation of Assurex. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations and are not necessarily indicative of results that might have been achieved had the acquisition been consummated as of July 1, 2015.

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Revenue	$196.5	$208.1	$385.4	$402.6
Income from operations	13.2	32.7	12.4	65.6
Net income (loss)	5.9	23.5	(13.3)	43.0
Net income (loss) per share, basic	$0.09	$0.33	$(0.19)	$0.62
Net income (loss) per share, diluted	$0.09	$0.32	$(0.19)	$0.59

To complete the purchase transaction, we incurred approximately $5.0 million of acquisition costs, which were recorded as selling, general and administrative expenses. For the three and six months ended December 31, 2016, Assurex contributed revenue of approximately $21.8 and $29.0, respectively. For the three and six months ended December 31, 2016 operating expenses related to Assurex were approximately $27.9 and $41.2, respectively.

Sividon

On May 31, 2016 the Company completed the acquisition of Sividon Diagnostics GmbH (“Sividon”), a leading breast cancer prognostic company with cash paid and total cash consideration transferred of $39.0 upfront and the potential for €15.0 ($15.8 converted at the December 31, 2016 period end exchange rate) in additional performance-based milestones.

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

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include tax-related matters, including tax basis of acquired assets and liabilities in the foreign jurisdiction. During the measurement period, the Company may record adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). Based upon updated fair value calculations as of the purchase date there was a decrease in contingent consideration of $0.4 and intangibles of $0.4 which increased goodwill by $0.8 during the six months ended December 31, 2016.

Estimated Fair Value
Current assets	$2.7
Intangible assets	45.4
Equipment	0.3
Goodwill	18.9
Current liabilities	(15.4)

Total fair value purchase price	$51.9

Less: Contingent consideration	(10.9)
Less: Cash acquired	(2.0)

Total cash consideration transferred	$39.0

The acquisition of Sividon has been deemed insignificant in relation to the consolidated financial statements. As such, proforma financial information is not provided.

(3)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2016 and June 30, 2016 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At December 31, 2016:
Cash and cash equivalents:
Cash	$81.3	$—	$—	$81.3
Cash equivalents	26.8	—	—	26.8

Total cash and cash equivalents	108.1	—	—	108.1

Available-for-sale:
Corporate bonds and notes	38.6	—	(0.1)	38.5
Municipal bonds	55.7	—	(0.1)	55.6
Federal agency issues	12.6	—	(0.1)	12.5
US government securities	3.3	—	—	3.3

Total	$218.3	$—	$(0.3)	$218.0

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2016:
Cash and cash equivalents:
Cash	$66.1	$—	$—	$66.1
Cash equivalents	2.4	—	—	2.4

Total cash and cash equivalents	68.5	—	—	68.5

Available-for-sale:
Corporate bonds and notes	50.8	0.2	—	51.0
Municipal bonds	85.4	0.2	—	85.6
Federal agency issues	25.5	—	—	25.5
US government securities	8.2	0.1	—	8.3

Total	$238.4	$0.5	$—	$238.9

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at December 31, 2016:

	Amortized cost	Estimated fair value
Cash	$81.3	$81.3
Cash equivalents	26.8	26.8
Available-for-sale:
Due within one year	54.4	54.4
Due after one year through five years	55.8	55.5
Due after five years	—	—

Total	$218.3	$218.0

(4)	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2016	June 30, 2016
Land	$2.2	$2.3
Buildings and improvements	16.1	17.3
Leasehold improvements	20.5	18.7
Equipment	105.8	103.4

	144.6	141.7
Less accumulated depreciation	(89.9)	(83.4)

Property, plant and equipment, net	$54.7	$58.3

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Depreciation expense	$3.6	$3.6	$7.3	$7.2

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $315.4 from the acquisitions of Assurex that was completed on August 31, 2016, Sividon that was completed on May 31, 2016, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011. Of this goodwill, $250.4 relates to the Company’s diagnostic segment and $65.0 relates to the other segment. The following summarizes changes to the goodwill balance for the six months ended December 31, 2016:

Carrying amount
Beginning balance July 1, 2016	$195.3
Acquisitions (see note 2)	120.5
Adjustments to acquisitions (see note 2)	0.8
Translation adjustments	(1.2)

Ending balance December 31, 2016	$315.4

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. The following summarizes the amounts reported as intangible assets:

At December 31, 2016:	Gross Carrying Amount	Accumulated Amortization	Net
Purchased licenses and technologies	$523.5	$(43.0)	$480.5
Customer relationships	4.7	(2.6)	2.1
Trademarks	3.0	(0.7)	2.3

Total amortized intangible assets	531.2	(46.3)	484.9

In-process research and development	21.5	—	21.5

Total unamortized intangible assets	21.5	—	21.5

Total intangible assets	$552.7	$(46.3)	$506.4

At June 30, 2016:	Gross Carrying Amount	Accumulated Amortization	Net
Purchased licenses and technologies	$228.7	$(28.5)	$200.2
Customer relationships	4.7	(2.4)	2.3
Trademarks	3.0	(0.6)	2.4

Total amortized intangible assets	236.4	(31.5)	204.9

In-process research and development	22.6	—	22.6

Total unamortized intangible assets	22.6	—	22.6

Total intangible assets	$259.0	$(31.5)	$227.5

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Amortization of intangible assets	$9.3	$3.2	$14.8	$6.3

(6)	COST BASIS INVESTMENT

As of December 31, 2016, the Company had a $2.5 investment in RainDance Technologies, Inc., which has been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet. Initial cost method fair value of the investment was $5.0. During the quarter ended December 31, 2016 we recognized a $2.5 impairment on this investment based on indications suggesting that the fair value of this investment was impaired.

(7)	ACCRUED LIABILITIES

	December 31, 2016	June 30, 2016
Employee compensation and benefits	$41.0	$37.3
Accrued taxes payable	3.0	2.8
Other	13.7	9.4

Total accrued liabilities	$57.7	$49.5

(8)	SHORT-TERM DEBT

On August 31, 2016, the Company entered into a Credit Agreement pursuant to which it borrowed term loans in an aggregate principal amount of $200.0 (the “Term Loan”). The Term Loan was to mature on August 31, 2017. There were no scheduled principal payments of the Term Loan prior to its maturity date.

The proceeds of the Term Loan were used to (i) finance the acquisition of Assurex, (ii) refinance certain existing indebtedness of Assurex and its subsidiaries, (iii) pay fees, commissions, transactions costs and expenses incurred in connection with the foregoing, and (iv) for working capital and other general corporate purposes.

On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”). A portion of the proceeds of the Facility were used to extinguish in full the obligations under the Term Loan. The Company recognized a $1.3 loss on extinguishment during the quarter reflected as a component of interest expense on the condensed consolidated statement of operations.

(9)	LONG-TERM DEBT

On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) by and among Myriad, as borrower, the lenders from time to time party thereto, providing for the Facility in an aggregate principal amount of up to $300.0, which amount shall include $10.0 sublimits, in each case, for swingline loans and letters of credit. Pursuant to the Facility, Myriad borrowed revolving loans in an aggregate principal amount of $205.0 with $0.7 upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Facility resulting in current net long-term debt of $204.0. The Facility matures on December 23, 2021. There are no scheduled principal payments of the Facility prior to its maturity date.

The proceeds of the Facility were used (i) to refinance in full the obligations under the Term Loan, (ii) to pay any fees and expenses related thereto, and (iii) for working capital and general corporate purposes.

The Facility contains customary loan terms, interest rates, representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Credit Agreement also contains certain customary events of default.

Covenants in the Facility, which go into effect during the quarter ending March 31, 2017, impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain a specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Facility.

The Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Facility. Amounts outstanding under the Facility were as follows:

	December 31, 2016	June 30, 2016
Long-term debt	$205.0	$—
Long-term debt discount	(1.0)	—

Net long-term debt	$204.0	$—

(10)	OTHER LONG TERM LIABILITIES

	December 31, 2016	June 30, 2016
Assurex contingent consideration	$125.5	$—
Sividon contingent consideration	11.6	10.4
Pension obligation	5.8	5.9
Other	3.0	1.9

Total other long term liabilities	$145.9	$18.2

The Company has two non-contributory defined benefit pension plans for its current and former Clinic employees. Participation in the plans excludes those employees hired after 2002. As of December 31, 2016 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $5.8.

(11)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share. There were no preferred shares outstanding at December 31, 2016.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 68.1 shares issued and outstanding at December 31, 2016.

Common shares issued and outstanding

	Six months ended December 31,
	2016	2015
Common stock issued and outstanding at July 1	69.1	68.9
Common stock issued upon exercise of options and employee stock plans	0.6	4.4
Repurchase and retirement of common stock	(1.6)	(1.7)

Common stock issued and outstanding at December 31	68.1	71.6

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Denominator:
Weighted-average shares outstanding used to compute basic EPS	68.2	70.5	68.5	69.6
Effect of dilutive shares	0.1	3.3	0.4	3.5

Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	68.3	73.8	68.9	73.1

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Anti-dilutive options and RSU’s excluded from EPS computation	8.7	—	6.4	—

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of December 31, 2016, the Company has $160.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit. The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended December 31, 2016 and 2015 were as follows:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Shares purchased and retired	0.6	0.6	1.6	1.7
Common stock and additional paid-in-capital reductions	$5.4	$5.4	$14.5	$14.9
Charges to retained earnings	$4.8	$20.0	$17.1	$48.5

(12)	INCOME TAXES

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

Income tax expense for the three months ended December 31, 2016 was $6.2, or approximately 51.2% of pre-tax income, compared to $7.9, or approximately 17.6% of pre-tax income, for the three months ended December 31, 2015. Income tax expense for the six months ended December 31, 2016 was $11.4, or approximately 70.8% of pre-tax income, compared to $21.1, or approximately 23.8% of pre-tax income, for the six months ended December 31, 2015. Income tax expense for the three and six months ended December 31, 2016 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2017, adjusted by discrete items recognized during the period. For the six months ended December 31, 2016, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the effect of state income taxes, penalties and interest, certain expenses or adjustments related to acquisitions, changes in valuation allowance, and the prior year adoption of ASU 2016-09 (“ASU2016-09”), Improvements to Employee Share-Based Payment Accounting and other benefits realized from the differences related to the earlier recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations. The Company is currently under audit by the IRS for the fiscal years ended June 30, 2014 and June 30, 2015; the State of New Jersey for the fiscal years June 30, 2007 through 2013; the State of New York for the fiscal years June 30, 2014 through 2015; and the State of California for the fiscal years June 30, 2013 through 2014. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

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

(13)	SHARE-BASED COMPENSATION

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders. The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors. On December 1, 2016, the shareholders approved an amendment to the 2010 Plan to add 2.5 to the number of shares of common stock available for grant. At December 31, 2016, 2.7 shares of common stock were available for issuance. If an option or RSU issued or awarded under the 2010 Plan is cancelled or expires without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the option or RSU, shall again be available for issuance pursuant to the 2010 Plan. In addition, as of December 31, 2016, the Company may grant up to 2.4 additional shares of common stock under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years. Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant. In September 2014, the Company began issuing restricted stock units (“RSUs”) in lieu of stock options. RSUs granted to employees generally vest ratably over four years on the anniversary date of the last day of the month in which the RSUs are granted. The number of RSUs awarded to certain executive officers may be reduced if certain additional performance metrics are not met. Options and restricted stock units granted to our non-employee directors vest in full upon the earlier of (i) one full year of service on the Board following date of grant or (ii) the date of the next annual meeting of stockholders.

Stock Options

A summary of the stock option activity under the Company’s plans for the six months ended December 31, 2016 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2016	8.2	$24.52
Options granted	—	$—
Less:
Options exercised	(0.1)	$13.39
Options canceled or expired	—	$—

Options outstanding at December 31, 2016	8.1	$24.60

Options exercisable at December 31, 2016	7.6	$24.46

As of December 31, 2016, there was $3.3 of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 0.70 years.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the six months ended December 31, 2016 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2016	1.4	$38.76
RSUs granted	1.1	$21.47
Less:
RSUs vested	(0.4)	$20.26
RSUs canceled	—	$—

RSUs outstanding at December 31, 2016	2.1	$33.30

As of December 31, 2016, there was $41.1 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.55 years. This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. As of December 31, 2016, approximately 0.9 shares of common stock have been issued under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Cost of molecular diagnostic testing	$0.3	$0.3	$0.4	$0.5
Cost of pharmaceutical and clinical services	0.0	0.1	0.1	0.2
Research and development expense	1.4	1.2	3.0	2.8
Selling, general, and administrative expense	5.7	6.1	11.7	12.8

Total share-based compensation expense	$7.4	$7.7	$15.2	$16.3

(14)	FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of contingent consideration related to the Sividon and Assurex acquisitions as well as the long-term debt were categorized as a level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market. For more information about the Sividon and Assurex acquisitions, see Note 2 “Acquisitions”. The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 -	quoted prices in active markets for identical assets and liabilities.
Level 2 -	observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.
Level 3 -	unobservable inputs.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration, we reassess the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of expected earn out liability. This fair value measurement is considered a Level 3 measurement because we estimate projections during the earn out period utilizing various potential pay-out scenarios. Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The contingent earn out liability is classified as a component of other long-term liabilities in our consolidated balance sheets. The disclosed fair value of our long-term debt, which we consider as a level 3 measurement, is determined using discounted estimated future cash payments to be made on such debt; the discount rate used approximated current market rates for loans with similar maturities and credit quality. Since the debt was acquired so late in the quarter there is no difference between the fair value and the carrying amount. Changes to the estimated liabilities are reflected in selling, general and administrative expenses in our consolidated income statements. The Company reviews, tests and validates this information.

The following table sets forth the fair value of the financial assets that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
December 31, 2016
Money market funds (a)	$26.9	$—	$—	$26.9
Corporate bonds and notes	—	38.6	—	38.6
Municipal bonds	—	55.5	—	55.5
Federal agency issues	—	12.5	—	12.5
US government securities	—	3.3	—	3.3
Contingent consideration	—	—	(137.1)	(137.1)
Long-term debt	—	—	(204.0)	(204.0)

Total	$26.9	$109.9	$(341.1)	$(204.3)

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2016
Money market funds (a)	$2.4	$—	$—	$2.4
Corporate bonds and notes	—	51.0	—	51.0
Municipal bonds	—	85.6	—	85.6
Federal agency issues	—	25.5	—	25.5
US government securities	—	8.3	—	8.3
Contingent consideration	—	—	(10.4)	(10.4)

Total	$2.4	$170.4	$(10.4)	$162.4

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying
amount
Balance June 30, 2016	$10.4
Purchases (see note 2)	130.0
Adjustments to purchase accounting	0.5
Change in fair value recognized in the income statement	(3.3)
Translation adjustments recognized in other comprehensive income	(0.5)

Ending balance December 31, 2016	$137.1

(15)	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of December 31, 2016, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

(16) EMPLOYEE DEFERRED SAVINGS PLAN

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

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Deferred savings plan contributions	$1.4	$1.2	$3.0	$2.7

(17)	SEGMENT AND RELATED INFORMATION

The Company’s business is aligned with how the Chief Operating Decision Maker reviews performance and makes decisions in managing the Company. The business units have been aggregated into two reportable segments: (i) diagnostics and (ii) other. The diagnostics segment provides testing and collaborative development of testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The other segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries, research and development, and clinical services for patients, and includes corporate services such as finance, human resources, legal and information technology.

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended December 31, 2016
Revenues	$183.9	$12.6	$196.5
Depreciation and amortization	11.5	1.5	13.0
Segment operating income (loss)	32.1	(18.9)	13.2
Three months ended December 31, 2015
Revenues	$182.6	$10.7	$193.3
Depreciation and amortization	5.5	1.3	6.8
Segment operating income (loss)	64.6	(19.4)	45.2
Six months ended December 31, 2016
Revenues	$348.9	$25.0	$373.9
Depreciation and amortization	19.3	2.8	22.1
Segment operating income (loss)	63.1	(43.7)	19.4
Six months ended December 31, 2015
Revenues	$354.5	$22.3	$376.8
Depreciation and amortization	10.9	2.6	13.5
Segment operating income (loss)	127.0	(38.5)	88.5

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Total operating income for reportable segments	$13.2	$45.2	$19.4	$88.5
Unallocated amounts:
Interest income	0.3	0.1	0.6	0.2
Interest expense	(2.6)	(0.1)	(3.3)	(0.1)
Other	1.2	(0.2)	(0.6)	—

Income from operations before income taxes	12.1	45.0	16.1	88.6

Income tax provision	6.2	7.9	11.4	21.1

Net income	$5.9	$37.1	$4.7	$67.5

(18)	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended December 31,
	2016	2015
Cash paid during the period for income taxes	$8.0	$28.5
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to other stockholder’s equity	(0.8)	(0.1)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs. During the three months ended December 31, 2016, we reported total revenues of $196.5 million, net income of $5.9 million that included income tax expense of $6.2 million resulting in $0.09 earnings per share. During the six months ended December 31, 2016, we reported total revenues of $373.9 million, net income of $4.7 million that included income tax expense of $11.4 million resulting in $0.07 earnings per share.

Our business units have been aligned with how the Chief Operating Decision Maker reviews performance and makes decisions in managing the Company. The business units have been aggregated into two reportable segments: (i) diagnostics and (ii) other. The diagnostics segment provides testing and collaborative development of testing that is designed to assess an individual’s risk for developing disease later in life, identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment, or assess a patient’s risk of disease progression and disease recurrence. The other segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries, research and development, and clinical services for patients, and includes corporate services such as finance, human resources, legal and information technology.

On August 31, 2016, we entered into a term loan (the “Term Loan”) pursuant to which, we borrowed term loans in an aggregate principal amount of $200.0 million Term Loan. The Term Loan was to mature on August 31, 2017. The proceeds of the Term Loan were used to (i) finance the acquisition of Assurex Health, Inc. (“Assurex”), (ii) refinance certain existing indebtedness of Assurex and its subsidiaries, (iii) pay fees, commissions, transactions costs and expenses incurred in connection with the foregoing, and (iv) for working capital and other general corporate purposes.

On December 23, 2016, we entered into a senior secured revolving credit facility (the “Facility”) in an aggregate principal amount of up to $300.0 million, which amount shall include $10.0 million sublimits, in each case, for swingline loans and letters of credit. Pursuant to the Facility, Myriad borrowed revolving loans in an aggregate principal amount of $205.0 million. The Facility matures on December 23, 2021. The proceeds of the Facility were used (i) to refinance in full the obligations under the Term Loan, (ii) to pay any fees and expenses related thereto, and (iii) for working capital and general corporate purposes.

Business Highlights

During the quarter the Medicare administrative contractor (MAC) in charge of the Mol Dx program published a draft non-coverage decision for Vectra DA based on data from the recently published AMPLE study. Myriad strongly disagrees with the conclusions of this study as published, which has significant limitations and shortcomings. If the draft non-coverage decision is implemented there is a risk that the goodwill related to Crescendo Bioscience, Inc. (“Crescendo”) in the molecular diagnostic operating unit will be impaired. The current amount of goodwill related to Crescendo is $112.3 million. As of June 30, 2016, the last time goodwill impairment was tested, the fair value of Crescendo exceeded its carrying value by 50.0%. The calculation of the fair value at that time was determined utilizing the income and market approaches. The income approach considered management’s business plans and projections as the basis for expected cash flows for the next fifteen years and a 2.0% residual growth. We also used a weighted average discount rate of 16.0% for the analysis. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects.

On August 31, 2016, we completed the acquisition of Assurex Health Inc. (“Assurex”) which contributed approximately $29.0 million of revenue fiscal year to date with a negative impact on diluted earnings per share of $0.18. We believe the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a neuropsychiatric pharmacogenomic test product, GeneSight, which has growth potential.

During the quarter ended September 30, 2016 we signed preferred provider agreements for hereditary cancer testing with both The U.S. Oncology Network and the Integrated Oncology Network (ION). Combined, these organizations comprise approximately 70 percent of community oncologists in the country, or approximately 4,000 physicians.

Results of Operations for the Three Months Ended December 31, 2016 and 2015

Revenue

	Three months ended December 31,		Change
(In millions)	2016	2015
Revenue	$196.5	$193.3	$3.2

The increase in revenue was due to the inclusion of $21.7 million in GeneSight revenue resulting from the Assurex acquisition, $1.9 million increase in pharmaceutical and clinical services due to the timing of research projects with our pharmaceutical partners which can fluctuate from period to period. As well as increases in revenue of $1.2 million from Prolaris and $0.7 million from Endopredict. These increases were partially offset by decreases of $21.7 million in Hereditary Cancer Testing and $0.6 million in VectraDA primarily due to reduced volumes.

The following table presents additional detail regarding the composition of our total revenue for the three months ended December 31, 2016 and 2015:

	Three months ending December 31,		$	% of Total Revenue
(In millions)	2016	2015	Change	2016	2015
Molecular diagnostic revenues:
Hereditary Cancer Testing	$143.9	$165.6	$(21.7)	73%	86%
VectraDA	10.7	11.3	(0.6)	6%	6%
Prolaris	3.1	1.9	1.2	2%	1%
GeneSight	21.7	—	21.7	11%	0%
EndoPredict	1.6	0.9	0.7	1%	0%
Other	2.9	2.9	—	1%	1%

Total molecular diagnostic revenue	183.9	182.6	1.3

Pharmaceutical and clinical service revenue	12.6	10.7	1.9	6%	6%

Total revenue	$196.5	$193.3	$3.2	100%	100%

Cost of Sales

	Three months ending December 31,
(In millions)	2016	2015	Change
Cost of sales	$44.4	$40.6	$3.8
Cost of sales as a % of sales	22.6%	21.0%

Cost of sales as a percentage of revenue increased from 21.0% to 22.6% during the three months ended December 31, 2016 compared to the same period in the prior year. The increase was primarily driven by product mix with more revenue form lower-margin products including pharmaceutical and clinical services, lower fixed-cost absorption from lower hereditary cancer revenues and reduced reimbursement.

Research and Development Expenses

	Three months ended December 31,
(In millions)	2016	2015	Change
R&D expense	$18.6	$16.7	$1.9
R&D expense as a % of sales	9.5%	8.6%

Research and development expense for the three months ended December 31, 2016 increased compared to the same period in the prior year primarily driven by a $2.5 million increase in costs related to the inclusion of Assurex and a $0.7 million increase in costs related to VectraDA clinical studies. This increase was partially offset by decreases of $2.0 million in existing product and pharmaceutical and clinical development. In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Selling, General and Administrative Expenses

	Three months ended December 31,
(In millions)	2016	2015	Change
SG&A expense	$120.3	$90.8	$29.5
SG&A expense as a % of sales	61.2%	47.0%

Selling, general and administrative expense increased for the three months ended December 31, 2016 compared to the same period in the prior year primarily due to $24.9 related to the inclusion of Assurex, $1.3 million in costs related to the acquisition and integration activities for Assurex, $2.3 million increase in bad debt expense related to reduced collections, $1.2 million increase in miscellaneous administrative costs and $0.9 million increase in international administrative costs. These increases were partially offset by decreases of $0.5 million in share-based compensation expense and $0.2 million in sales and marketing expenses.

Other Income (Expense)

	Three months ended December 31,
(In millions)	2016	2015	Change
Other income (expense)	$(1.1)	$(0.2)	$(0.9)

For the three months ended December 31, 2016 compared to the same period in the prior year, the increase in other expense was primarily driven by the $2.5 million impairment on our investment in RainDance, $0.7 million increase in Sividon’s contingent consideration, $1.2 million in interest expense and $1.3 million loss on extinguishment of debt. This was partially offset by a $4.5 million decrease in Assurex’s contingent consideration.

Income Tax Expense

	Three months ended December 31,
(In millions)	2016	2015	Change
Income tax expense	$6.2	$7.9	$(1.7)
Effective tax rate	51.2%	17.6%

Our tax rate is the product of a U.S. federal effective rate of 35% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

The increase in the effective rate for the three months ended December 31, 2016 as compared to the same period in prior year is due to the early adoption of ASU 2016-09 which impacts expense based on fluctuations in stock price, penalties not deductible for income tax purposes, and fair value adjustments related to acquisition contingent consideration. Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

Results of Operations for the Six Months Ended December 31, 2016 and 2015

Revenue

	Six months ended Decmeber 31,		Change
(In millions)	2016	2015
Revenue	$373.9	$376.8	$(2.9)

The decrease in revenue is primarily due to the reduction in revenue for hereditary cancer products of $39.0 million due to reduced volumes and reduced reimbursement, partially offset by $29.0 million in GeneSight revenue resulting from the Assurex acquisition. The decrease in revenue was also offset by increases in revenue of $2.7 million from pharmaceutical and clinical services, $3.3 million from Prolaris and $1.6 million from EndoPredict all of which were due to increased volumes.

The following table presents additional detail regarding the composition of our total revenue for the six months ended December 31, 2016 and 2015:

	Six months ending December 31,		$	% of Total Revenue
(In millions)	2016	2015	Change	2016	2015
Molecular diagnostic revenues:
Hereditary Cancer Testing	$283.2	$322.2	$(39.0)	75%	86%
VectraDA	22.2	22.7	(0.5)	6%	6%
Prolaris	5.9	2.6	3.3	2%	1%
GeneSight	29.0	—	29.0	8%	0%
EndoPredict	3.3	1.7	1.6	1%	0%
Other	5.3	5.3	—	1%	1%

Total molecular diagnostic revenue	348.9	354.5	(5.6)

Pharmaceutical and clinical service revenue	25.0	22.3	2.7	7%	6%

Total revenue	$373.9	$376.8	$(2.9)	100%	100%

Cost of Sales

	Six months ended December 31
(In millions)	2016	2015	Change
Cost of sales	$84.3	$77.1	$7.2
Cost of sales as a % of sales	22.5%	20.5%

Cost of sales as a percentage of revenue increased from 20.5% to 22.5% during the six months ended December 31, 2016 compared to the same period in the prior year. The increase was primarily driven by product mix with more revenue from lower-margin products including pharmaceutical and clinical services, lower fixed-cost absorption from lower hereditary cancer revenues and reduced reimbursement.

Research and Development Expenses

	Six months ended December 31,
(In millions)	2016	2015	Change
R&D expense	$38.0	$33.9	$4.1
R&D expense as a % of sales	10.2%	9.0%

Research and development expense for the six months ended December 31, 2016 increased compared to the same period in the prior year primarily driven by a $3.8 million increase in costs related to the inclusion of Assurex and a $1.6 million increase in costs associated with existing product and pharmaceutical and clinical development. This increase was partially offset by a $1.2 million decrease in internal development of new products. In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Selling, General and Administrative Expenses

	Six months ended December 31,
(In millions)	2016	2015	Change
SG&A expense	$232.2	$177.3	$54.9
SG&A expense as a % of sales	62.1%	47.1%

Selling, general and administrative expense increased for the six months ended December 31, 2016 compared to the same period in the prior year primarily due to $33.3 in costs associated with Assurex, $10.8 million in cost related to acquisition and integration activities for Assurex, $3.6 million increase in bad debt expense related to reduced collections , $2.2 million increase in sales and marketing efforts for new products, $2.0 million increase in other miscellaneous administrative costs and $0.8 million increase related to sales force compensation.

Other Income (Expense)

	Six months ended December 31,
(In millions)	2016	2015	Change
Other income (expense)	$(3.3)	$0.1	$(3.4)

For the six months ended December 31, 2016 compared to the same period in the prior year, the decrease in other income was primarily driven by a $1.9 million increase in interest expense, $1.3 million loss on extinguishment of debt, $2.5 million impairment of our investment in RainDance, a one-time $2.0 million indirect tax expense and a $0.7 million increase in Sividon’s contingent consideration. These were partially offset by a decrease in Assurex’s contingent consideration of $4.5 million.

Income Tax Expense

	Six months ended December 31,
(In millions)	2016	2015	Change
Income tax expense	$11.4	$21.1	$(9.7)
Effective tax rate	70.8%	23.8%

Our tax rate is the product of a U.S. federal effective rate of 35% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

The increase in the effective rate for the six months ended December 31, 2016 as compared to the same period in prior year is due to the early adoption of ASU 2016-09, penalties not deductible for income tax purposes, acquisition expenses, and changes in valuation allowance. Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

Liquidity and Capital Resources

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements, including repayment of the outstanding Facility which matures on December 23, 2021, for the foreseeable future. There are no scheduled principal payments of the Facility prior to its maturity date. However, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our capital deployment strategy focuses on use of resources in three key areas: research and development, acquisitions and the repurchase of our common stock. We believe that research and development provides the best return on invested capital. We also allocate capital for acquisitions that support our business strategy and share repurchases based on business and market conditions.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

(In millions)	December 30, 2016	June 30, 2016	Change
Cash and cash equivalents	$108.1	$68.5	$39.6
Marketable investment securities	54.4	90.5	(36.1)
Long-term marketable investment securities	55.5	79.9	(24.4)

Cash, cash equivalents and marketable investment securities	$218.0	$238.9	$(20.9)

For the six months ended December 31, 2016, the decrease in cash, cash equivalents and marketable investment securities was primarily driven by $216.1 million used for the acquisition of Assurex and $31.6 million used for the repurchase and retirement of common stock. These decreases were partially offset by $203.0 million in cash received from the issuance of debt.

The following table represents the condensed consolidated cash flow statement:

	Six months ended December 30,
(In millions)	2016	2015	Change
Cash flows from operating activities	$28.5	81.9	$(53.4)
Cash flows from investing activities	(160.1)	(31.5)	(128.6)
Cash flows from financing activities	171.8	22.0	149.8
Effect of foreign exchange rates on cash and cash equivalents	(0.7)	(1.8)	1.1

Net increase in cash and cash equivalents	39.5	70.6	(31.1)
Cash and cash equivalents at the beginning of the year	68.5	64.1	4.4

Cash and cash equivalents at the end of the period	$108.0	$134.7	$(26.7)

Cash Flows from Operating Activities

The decrease in cash flows from operating activities for the six months ended December 31, 2016, compared to the same period in the prior year, was due to the $62.8 million decrease in net income and a $15.6 million decrease in non-cash charges primarily due to lower deferred income taxes. These reductions to operating cash flows were partially offset by a $25.0 million increase due to changes in assets and liabilities associated with operating activities.

Cash Flows from Investing Activities

For the six months ended December 31, 2016, compared to the same period in the prior year, the decrease in cash flows from investing activities was primarily related to the $216.1 million used for the acquisition of Assurex. This was partially offset by an $89.3 million increase in cash flows related to net proceeds from marketable investment securities.

Cash Flows from Financing Activities

For the six months ended December 31, 2016, compared to the same period in the prior year, the increase in cash flows from financing activities was driven primarily by the $403.0 million of cash from the Facility and Term Loan and a $31.3 million reduction in share repurchases. This increase was partially offset by $200.0 million for repayment of the Term Loan, $83.9 million reduction in proceeds for common stock issued under share-based compensation plans and $0.6 million fees paid for extinguishment of debt.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of December 31, 2016, we have $160.7 million remaining on our current share repurchase authorization. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “potential,” “could,” “would,” “continue,” “likely,” “will,” “strategy, “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to transition from our existing product portfolio to our new tests; risks related to changes in the governmental or private insurers’ reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire, including but not limited to our acquisition of Assurex, Sividon and the Clinic; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements: the risk that we will be unable to pay, when due, amounts due under our creditor lending agreements; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual report on Form 10-K for the fiscal year ended June 30, 2016, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended December 31, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which is incorporated by reference herein.

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

PART II - Other Information

Item 1. Legal Proceedings

As previously reported in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, on September 7, 2016, Esoterix Genetic Laboratories, LLC (“EGL”) and The John Hopkins University (“JHU”) (collectively “Plaintiffs”) filed a complaint against Myriad Genetics, Inc. and Myriad Genetic Laboratories, Inc. (collectively “Myriad”) in the United States District Court for the Middle District of North Carolina, Greensboro Division (Civil Action No. 16-cv-1112), alleging that certain laboratory processes utilized by Myriad in conducting certain clinical diagnostic testing services infringe patent claims owned by JHU and exclusively licensed to EGL. The Plaintiffs are seeking a judgment of infringement, injunctive relief, compensatory damages, recovery of costs and legal fees, and other relief. On November 2, 2016, Myriad filed its Answer, Affirmative Defenses and Counterclaims to the Plaintiffs’ complaint wherein, amongst other things, Myriad requested declaratory rulings of non-infringement, invalidity and unenforceability of the asserted patent claims. On November 28, 2016, the Plaintiffs filed their answer to certain of Myriad’s counterclaims, and filed a motion to dismiss certain other of Myriad’s counterclaims. Myriad intends to vigorously defend the claims being asserted.

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

If we do not continue to generate sufficient revenue from sales of our molecular diagnostic tests and are unable to secure additional funding, we may have to reduce our operations or may default under the Facility.

As of December 31, 2016, we had $218.0 million in cash, cash equivalents and marketable securities. For the six months ended December 31, 2016 our consolidated revenues were $373.9 million, and net cash provided by operating activities was $28.5 million. To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing. In addition, we entered into an unsecured revolving debt facility (the “Facility) in December 2016, pursuant to which we borrowed a principal amount of $205.0 million. The Facility is due on December 23, 2021.

While we anticipate that our existing cash, cash equivalents and marketable securities and expected net cash to be generated from sales of our molecular diagnostic tests and pharmaceutical and clinical services will be sufficient to fund our current operations for the foreseeable future, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing. If we are unable to secure additional funding, we may be unable to repay our Revolving Debt Facility when it becomes due, and be required to reduce research and development projects, limit sales and marketing activities, scale back our expansion efforts outside the United States, reduce headcount or potentially even discontinue operations. Our future capital requirements will depend on many factors that are currently unknown to us, including:

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

Covenants in the Facility, which go into effect during the quarter ending March 31, 2017, impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. These restrictions could also limit our ability to take advantage of business opportunities. The Company must maintain a specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Facility. Our ability to comply with this ratio may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Under the Facility, a change in control in our Company, which means that a shareholder or a group of shareholders is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power of the voting stock of the Company would require mandatory prepayment of the outstanding debt.

If we are unable to comply with the covenants and ratio in the Facility in the future, we may be in default under the agreement. A default would result in an increase in the rate of interest and may cause the loan repayment to be accelerated. This could have a material adverse effect on our business.

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

As a result of recent changes in both the executive and legislative branches of the federal government, the future of the ACA is uncertain. The magnitude and timing of any changes in the implementation of the ACA or changes to the ACA itself may impact healthcare funding and ultimately reimbursement for our tests.

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

During the three months ended December 31, 2016 we acquired the following shares of common stock under our stock repurchase program:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	—	$—	—	171.0
November 1, 2016 to November 30, 2016	0.6	$17.08	0.6	160.7
December 1, 2016 to December 31, 2016	—	$—	—	160.7

Total	0.6		0.6	160.7

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Credit Agreement, dated December 23, 2016, among the Registrant and the lenders from time to time party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101	The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations (iii) the unaudited Consolidated Statement of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 8, 2017	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: February 8, 2017	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)