Form 10-Q
period 2017-03-31
MYRIAD GENETICS INC
filed 2017-05-03
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2017 the registrant had 68,118,450 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	March 31,	June 30,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$123.8	$68.5
Marketable investment securities	48.3	90.5
Prepaid expenses	9.5	18.4
Inventory	47.4	38.3
Trade accounts receivable, less allowance for doubtful accounts of $8.1 March 31, 2017 and $6.8 June 30, 2016	114.8	91.7
Prepaid taxes	0.1	3.8
Other receivables	4.4	3.3
Total current assets	348.3	314.5
Property, plant and equipment, net	53.0	58.3
Long-term marketable investment securities	53.4	79.9
Intangibles, net	498.1	227.5
Goodwill	315.0	195.3
Other assets	—	5.0
Total assets	$1,267.8	$880.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26.8	$21.1
Accrued liabilities	64.0	49.5
Short-term contingent consideration	128.2	—
Deferred revenue	2.7	1.7
Total current liabilities	221.7	72.3
Unrecognized tax benefits	24.9	24.0
Other long-term liabilities	7.2	7.8
Contingent consideration	14.3	10.4
Long-term debt	167.1	—
Long-term deferred taxes	84.7	17.9
Total liabilities	519.9	132.4
Commitments and contingencies
Stockholders’ equity:
Common stock, 68.1 and 69.1 shares outstanding at March 31, 2017 and June 30, 2016 respectively	0.7	0.7
Additional paid-in capital	839.5	830.1
Accumulated other comprehensive loss	(10.6)	(9.5)
Accumulated deficit	(81.4)	(73.2)
Total Myriad Genetics, Inc. stockholders’ equity	748.2	748.1
Non-Controlling Interest	(0.3)	—
Total stockholders' equity	747.9	748.1
Total liabilities and stockholders’ equity	$1,267.8	$880.5

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Molecular diagnostic testing	$185.2	$177.4	$534.2	$532.0
Pharmaceutical and clinical services	11.7	13.1	36.7	35.4
Total revenue	196.9	190.5	570.9	567.4
Costs and expenses:
Cost of molecular diagnostic testing	37.9	33.6	109.5	98.6
Cost of pharmaceutical and clinical services	6.4	6.6	19.1	18.7
Research and development expense	17.6	17.2	55.6	51.1
Selling, general, and administrative expense	122.1	90.5	354.3	267.8
Total costs and expenses	184.0	147.9	538.5	436.2
Operating income	12.9	42.6	32.4	131.2
Other income (expense):
Interest income	0.3	0.3	0.9	0.5
Interest expense	(1.5)	—	(4.8)	(0.2)
Change in the fair value of contingent consideration	(5.2)	—	(2.0)	—
Other	1.5	0.2	(2.4)	0.2
Total other income (expense):	(4.9)	0.5	(8.3)	0.5
Income before income tax	8.0	43.1	24.1	131.7
Income tax provision	3.8	8.6	15.2	29.7
Net income	$4.2	$34.5	$8.9	$102.0
Net loss attributable to non-controlling interest	—	—	(0.1)	—
Net income attributable to Myriad Genetics, Inc. stockholders	$4.2	$34.5	$9.0	$102.0
Earnings per share:
Basic	$0.06	$0.49	$0.13	$1.46
Diluted	$0.06	$0.47	$0.13	$1.39
Weighted average shares outstanding:
Basic	68.1	70.9	68.1	70.1
Diluted	68.3	73.5	68.5	73.2

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income attributable to Myriad Genetics, Inc. shareholders	$4.2	$34.5	$9.0	$102.0
Unrealized gain (loss) on available-for-sale securities, net of tax	0.1	0.3	(0.5)	0.2
Change in foreign currency translation adjustment, net of tax	3.2	0.5	(0.6)	(1.5)
Comprehensive income	7.5	35.3	7.9	100.7
Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to Myriad Genetics, Inc. shareholders	$7.5	$35.3	$7.9	$100.7

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine months ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8.9	102.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.0	20.0
Non-cash interest expense	0.4	—
Gain on disposition of assets	(0.2)	(0.4)
Share-based compensation expense	22.7	23.9
Impairment of cost basis investment	2.4	—
Bad debt expense	27.3	23.5
Loss on extinguishment of debt	1.3	—
Deferred income taxes	2.0	31.5
Unrecognized tax benefits	0.9	(2.4)
Change in fair value of contingent consideration	2.0	—
Changes in assets and liabilities:
Prepaid expenses	10.9	(8.7)
Trade accounts receivable	(40.3)	(28.7)
Other receivables	(3.2)	(1.0)
Inventory	(6.5)	(0.2)
Prepaid taxes	3.6	(27.7)
Accounts payable	2.0	(6.9)
Accrued liabilities	(0.6)	2.9
Deferred revenue	1.0	—
Net cash provided by operating activities	69.6	127.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5.4)	(2.8)
Acquisitions, net of cash acquired	(216.1)	—
Sale of cost basis investment	2.6	—
Purchases of marketable investment securities	(74.6)	(131.4)
Proceeds from maturities and sales of marketable investment securities	142.9	86.6
Net cash used in investing activities	(150.6)	(47.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds for common stock issued under share-based compensation plans	1.3	85.9
Net proceeds from revolving credit facility	204.0	—
Net proceeds from term loan	199.0	—
Repayment of term loan	(200.0)	—
Repayment of revolving credit facility	(37.0)
Fees paid for extinguishment of debt	(0.6)	—
Repurchase and retirement of common stock	(31.6)	(107.9)
Net cash provided by (used in) financing activities	135.1	(22.0)
Effect of foreign exchange rates on cash and cash equivalents	1.2	(1.8)
Net increase in cash and cash equivalents	55.3	56.4
Cash and cash equivalents at beginning of the period	68.5	64.1
Cash and cash equivalents at end of the period	$123.8	$120.5

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Operating results for the three and nine months ended March 31, 2017 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The consolidated financial statements include the accounts of the Company’s majority-owned subsidiary, Assurex Canada, Ltd. which is 85% owned by Assurex Health, Inc. (“Assurex), a wholly owned subsidiary of the Company, and 15% owned by the Centre for Addiction and Mental Health. Assurex Canada, Ltd. is a consolidated subsidiary of Assurex Health, Inc. The value of the non-controlling interest represents the portion of Assurex Canada, Ltd.’s profit or loss and net assets that is not held by Assurex Health, Inc. The Company attributes comprehensive income or loss of the subsidiary between the Company and the non-controlling interest based on the respective ownership interest.

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

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, "Revenue from Contracts with Customers."  Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service.   In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption is permitted for interim and annual periods beginning after the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

Total consideration transferred was allocated to tangible assets acquired and liabilities assumed based on their fair values as of the acquisition date including current adjustments as set forth below.  We believe the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a product, GeneSight, which has growth potential.  These factors contributed to consideration transferred in excess of the fair value of Assurex’s net tangible and intangible assets acquired, resulting in the Company recording $119.7 in goodwill in connection with the transaction.  During the nine months ended March 31, 2017 there were fair value reductions as of the date of the acquisition to intangible assets and equipment totaling $1.7 due to adoption of our capitalization policy which increased goodwill by that amount. During that period there was an adjustment to working capital as of the date of acquisition which required an additional $3.1 cash payment and increased goodwill by that amount. Also during that period there was a $1.4 , $0.8 of which was during the current quarter ended March 31, 2017, decrease in the deferred tax liability due to a change in the blended state tax rate as well as changes in the pre-acquisition deferred tax liabilities which decreased goodwill by the same amount.

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities and the fair value of equipment, non-controlling interest, as well as tax-related matters, including tax basis of acquired assets and liabilities in a foreign jurisdiction. During the measurement period, the Company may record adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). The preliminary purchase price allocation as of March 31, 2017 is as follows:

Estimated Fair Value
Current assets	$18.2
Intangible assets	295.6
Equipment	1.8
Goodwill	119.7
Current liabilities	(18.6)
Deferred tax liability	(65.1)
Total fair value purchase price	$351.6
Less: Contingent consideration	(130.0)
Less: Cash acquired	(5.5)
Total cash consideration transferred	$216.1

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of developed technology which had an estimated fair value of $256.5 and a database with an estimated fair value of $39.1. The fair value of the developed technology was determined using a probability-weighted income approach that discounts expected future cash flows to present value. The fair value of the database was determined using a combination of the lost profits and replacement cost methods.  The estimated net cash flows were discounted using a discount rate of 16% which is based on the estimated internal rate of return for the acquisition and represents the rate that market participants might use to value the intangible assets. The projected cash flows were based on key assumptions such as: estimates of revenues and operating profits; the time and resources needed to recreate databases and product and commercial development and approval; the life of the commercialized product; and associated risks related to viability and product alternatives. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 17 years for the developed technology and 5 years for the database. This amortization is not deductible for income tax purposes.  During the year the internally developed software was written off as it was already included in the fair value of the developed technology.

Goodwill

The $119.7 of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s research and commercial operations with Assurex’s. This goodwill is not deductible for income tax purposes.  Change in goodwill from the date of acquisition is shown below:

Carrying
amount
Balance September 30, 2016	$116.3
Fair value adjustment to equipment and intangibles	1.7
Working capital adjustment	3.1
Change in deferred tax liability	(1.4)
Ending balance March 31, 2017	$119.7

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue	$196.9	$207.4	$582.3	$610.0
Income from operations	12.9	31.5	25.3	97.1
Net income (loss)	4.2	23.6	(9.1)	66.6
Net income (loss) per share, basic	$0.06	$0.33	$(0.13)	$0.95
Net income (loss) per share, diluted	$0.06	$0.32	$(0.13)	$0.91

To complete the purchase transaction, we incurred approximately $5.0 million of acquisition costs, which were recorded as selling, general and administrative expenses.  For the three and nine months ended March 31, 2017, Assurex contributed revenue of approximately $23.9 and $53.0, respectively.  For the three and nine months ended March 31, 2017 operating expenses related to Assurex were approximately $27.8 and $69.0, respectively.

Sividon

On May 31, 2016 the Company completed the acquisition of Sividon Diagnostics GmbH (“Sividon”), a leading breast cancer prognostic company with cash paid and total cash consideration transferred of $39.0 upfront and the potential for  €15.0 ($16.1 converted at the March 31, 2017 period end exchange rate) in additional performance-based milestones.

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

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants.  The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments.  Balances subject to adjustment primarily include tax-related matters, including tax basis of acquired assets and liabilities in the foreign jurisdiction. During the measurement period, the Company may record adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).  Based upon updated fair value calculations as of the purchase date there was a decrease in contingent consideration of $0.4 and intangibles of $0.4 which increased goodwill by $0.8 during the nine months ended March 31, 2017.

Estimated Fair
Value
Current assets	$2.7
Intangible assets	45.8
Equipment	0.3
Goodwill	18.5
Current liabilities	(15.4)
Total fair value purchase price	$51.9
Less: Contingent consideration	(10.9)
Less: Cash acquired	(2.0)
Total cash consideration transferred	$39.0

The acquisition of Sividon has been deemed insignificant in relation to the consolidated financial statements.  As such, pro forma financial information is not provided.

(3)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2017 and June 30, 2016 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At March 31, 2017:
Cash and cash equivalents:
Cash	$106.6	$—	$—	$106.6
Cash equivalents	17.2	—	—	$17.2
Total cash and cash equivalents	123.8	—	—	123.8
Available-for-sale:
Corporate bonds and notes	41.5	—	(0.1)	41.4
Municipal bonds	43.5	—	—	43.5
Federal agency issues	11.6	—	—	11.6
US government securities	5.2	—	—	5.2
Total	$225.6	$—	$(0.1)	$225.5

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2016:
Cash and cash equivalents:
Cash	$66.1	$—	$—	$66.1
Cash equivalents	2.4	—	—	2.4
Total cash and cash equivalents	68.5	—	—	68.5
Available-for-sale:
Corporate bonds and notes	50.8	0.2	—	51.0
Municipal bonds	85.4	0.2	—	85.6
Federal agency issues	25.5	—	—	25.5
US government securities	8.2	0.1	—	8.3
Total	$238.4	$0.5	$—	$238.9

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at March 31, 2017:

	Amortized	Estimated
	cost	fair value
Cash	$106.6	$106.6
Cash equivalents	17.2	17.2
Available-for-sale:
Due within one year	48.3	48.3
Due after one year through five years	52.0	51.9
Due after five years	1.5	1.5
Total	$225.6	$225.5

(4)	PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	June 30,
	2017	2016
Land	$2.2	$2.3
Buildings and improvements	16.3	17.3
Leasehold improvements	22.0	18.7
Equipment	105.8	103.4
	146.3	141.7
Less accumulated depreciation	(93.3)	(83.4)
Property, plant and equipment, net	$53.0	$58.3

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Depreciation expense	$3.7	$3.5	$11.0	$10.6

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $315.0 from the acquisitions of Assurex that was completed on August 31, 2016, Sividon that was completed on May 31, 2016, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $249.9 relates to the Company’s diagnostic segment and $65.1 relates to the other segment.  The following summarizes changes to the goodwill balance for the nine months ended March 31, 2017:

Carrying amount
Beginning balance July 1, 2016	$195.3
Acquisitions (see note 2)	119.7
Adjustments to acquisitions (see note 2)	0.8
Translation adjustments	(0.8)
Ending balance March 31, 2017	$315.0

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At March 31, 2017:
Purchased licenses and technologies	$523.9	$(52.0)	$471.9
Customer relationships	4.7	(2.7)	2.0
Trademarks	3.0	(0.8)	2.2
Total amortized intangible assets	531.6	(55.5)	476.1
In-process research and development	22.0	—	22.0
Total unamortized intangible assets	22.0	—	22.0
Total intangible assets	$553.6	$(55.5)	$498.1

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2016:
Purchased licenses and technologies	$228.7	$(28.5)	$200.2
Customer relationships	4.7	(2.4)	2.3
Trademarks	3.0	(0.6)	2.4
Total amortized intangible assets	236.4	(31.5)	204.9
In-process research and development	22.6	—	22.6
Total unamortized intangible assets	22.6	—	22.6
Total intangible assets	$259.0	$(31.5)	$227.5

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Amortization of intangible assets	$9.2	$3.1	$24.0	$9.4

(6)	COST BASIS INVESTMENT

During the quarter ended March 31, 2017, the Company sold its investment in RainDance Technologies, Inc., which had been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet.  Initial cost method fair value of the investment was $5.0.  During the quarter ended December 31, 2016 we recognized a $2.4 impairment on this investment based on indications suggesting that the fair value of this investment was impaired.  During the quarter ended March 31, 2017 the remaining investment was sold for $2.6.

(7)	ACCRUED LIABILITIES

	March 31,	June 30,
	2017	2016
Employee compensation and benefits	$49.3	$37.3
Accrued taxes payable	3.0	2.8
Other	11.7	9.4
Total accrued liabilities	$64.0	$49.5

(8)	SHORT-TERM DEBT

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

On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”).  A portion of the proceeds of the Facility were used to extinguish in full the obligations under the Term Loan.  The Company recognized a $1.3 loss on extinguishment during the quarter ending December 31, 2016 reflected as a component of interest expense on the condensed consolidated statement of operations.

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

Covenants in the Facility, which went into effect during the quarter ending March 31, 2017, impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain a specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Facility.  We were in compliance with all financial covenants at March 31, 2017.

During the quarter ended March 31, 2017 the company made $37.0 in principal repayments.

The Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Facility. Amounts outstanding under the Facility were as follows:

	March 31,	June 30,
	2017	2016
Long-term debt	$168.1	$—
Long-term debt discount	(1.0)	—
Net long-term debt	$167.1	$—

(10)	OTHER LONG TERM LIABILITIES

	March 31,	June 30,
	2017	2016
Sividon contingent consideration	14.3	10.4
Pension obligation	5.9	5.9
Other	1.3	1.9
Total other long term liabilities	$21.5	$18.2

During the current period $128.2 of contingent consideration for Assurex was moved from long to short-term to reflect the expectation of payment in less than one year.

The Company has two non-contributory defined benefit pension plans for its current and former Clinic employees. Participation in the plans excludes those employees hired after 2002. As of March 31, 2017 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $5.9.

(11)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at March 31, 2017.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 68.1 shares issued and outstanding at March 31, 2017.

Common shares issued and outstanding

	Nine months ended
	March 31,
	2017	2016
Common stock issued and outstanding at July 1	69.1	68.9
Common stock issued upon exercise of options and employee stock plans	0.6	4.4
Repurchase and retirement of common stock	(1.6)	(2.9)
Common stock issued and outstanding at March 31	68.1	70.4

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Denominator:
Weighted-average shares outstanding used to compute basic EPS	68.1	70.9	68.1	70.1
Effect of dilutive shares	0.2	2.6	0.4	3.1
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	68.3	73.5	68.5	73.2

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Anti-dilutive options and RSU's excluded from EPS computation	9.2	0.1	7.0	—

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2017, the Company has $160.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended March 31, 2017 and 2016 were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Shares purchased and retired	—	1.2	1.6	2.9
Common stock and additional paid-in-capital reductions	$—	$11.2	$14.5	$26.0
Charges to retained earnings	$—	$33.3	$17.1	$81.9

(12)	INCOME TAXES

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

Income tax expense for the three months ended March 31, 2017 was $3.8, or approximately 47.5% of pre-tax income, compared to $8.6, or approximately 20.0% of pre-tax income, for the three months ended March 31, 2016.  Income tax expense for the nine months ended March 31, 2017 was $15.2, or approximately 63.1% of pre-tax income, compared to $29.7, or approximately 22.6% of pre-tax income, for the nine months ended March 31, 2016.  Income tax expense for the three and nine months ended March 31, 2017 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2017, adjusted by discrete items recognized during the period.  For the nine months ended March 31, 2017, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the effect of state income taxes, penalties and interest, certain expenses or adjustments related to acquisitions, changes in valuation allowance, and the prior year adoption of ASU 2016-09 (“ASU2016-09”), Improvements to Employee Share-Based Payment Accounting and other benefits realized from the differences related to the earlier recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale.

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

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders.  The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors.  On December 1, 2016, the shareholders approved an amendment to the 2010 Plan to add 2.5 to the number of shares of common stock available for grant.   At March 31, 2017, 2.7 shares of common stock were available for issuance.  If an option or RSU issued or awarded under the 2010 Plan is cancelled or expires without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the option or RSU, shall again be available for issuance pursuant to the 2010 Plan.  In addition, as of March 31, 2017, the Company may grant up to 2.4 additional shares of common stock under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire without the issuance of shares of common stock by the Company.

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

Stock Options

A summary of the stock option activity under the Company’s plans for the nine months ended March 31, 2017 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2016	8.2	$24.52
Options granted	—	$—
Less:
Options exercised	(0.1)	$13.27
Options canceled or expired	—	$—
Options outstanding at March 31, 2017	8.1	$24.63
Options exercisable at March 31, 2017	7.5	$24.49

As of March 31, 2017, there was $2.2 of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 0.47 years.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the nine months ended March 31, 2017 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2016	1.4	$38.76
RSUs granted	1.1	$21.47
Less:
RSUs vested	(0.4)	$20.26
RSUs canceled	—	$—
RSUs outstanding at March 31, 2017	2.1	$33.30

As of March 31, 2017, there was $36.3 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.3 years.  This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of March 31, 2017, approximately 0.9 shares of common stock have been issued under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Cost of molecular diagnostic testing	$0.2	$0.2	$0.7	$0.7
Cost of pharmaceutical and clinical services	0.1	0.1	0.2	0.3
Research and development expense	1.4	1.3	4.3	4.1
Selling, general, and administrative expense	5.8	6.0	17.5	18.8
Total share-based compensation expense	$7.5	$7.6	$22.7	$23.9

(14)	FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of contingent consideration related to the Sividon and Assurex acquisitions as well as the long-term debt were categorized as a level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market. For more information about the Sividon and Assurex acquisitions, see Note 2 "Acquisitions".  The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.  For Level 3 contingent consideration, we reassess the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability.  This fair value measurement is considered a Level 3 measurement because we estimate projections during the earn out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business.  The contingent earn out liabilities are classified as a component of long-term and short-term contingent consideration in our consolidated balance sheets.

The fair value of our long-term debt, which we consider a level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $147.1 at March 31, 2017.  Changes to the estimated liabilities are reflected in selling, general and administrative expenses in our consolidated income statements.

The following table sets forth the fair value of the financial assets that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
March 31, 2017
Money market funds (a)	$6.5	$—	$—	$6.5
Corporate bonds and notes	—	45.9	—	45.9
Municipal bonds	—	49.8	—	49.8
Federal agency issues	—	11.5	—	11.5
US government securities	—	5.3	—	5.3
Contingent consideration	—	—	(142.5)	(142.5)
Total	$6.5	$112.5	$(142.5)	$(23.5)

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2016
Money market funds (a)	$2.4	$—	$—	$2.4
Corporate bonds and notes	—	51.0	—	51.0
Municipal bonds	—	85.6	—	85.6
Federal agency issues	—	25.5	—	25.5
US government securities	—	8.3	—	8.3
Contingent consideration	—	—	(10.4)	(10.4)
Total	$2.4	$170.4	$(10.4)	$162.4

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2016	$10.4
Purchases (see note 2)	130.0
Adjustments to purchase accounting	0.5
Change in fair value recognized in the income statement	1.9
Translation adjustments recognized in other comprehensive income	(0.3)
Ending balance March 31, 2017	$142.5

(15)	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of March 31, 2017, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Deferred savings plan contributions	$1.8	$1.4	$4.8	$4.1

(17)	SEGMENT AND RELATED INFORMATION

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended March 31, 2017
Revenues	$185.2	$11.7	$196.9
Depreciation and amortization	11.6	1.3	12.9
Segment operating income (loss)	31.0	(18.1)	12.9
Three months ended March 31, 2016
Revenues	$177.4	$13.1	$190.5
Depreciation and amortization	5.4	1.2	6.6
Segment operating income (loss)	59.2	(16.6)	42.6
Nine months ended March 31, 2017
Revenues	$534.2	$36.7	$570.9
Depreciation and amortization	31.0	4.0	35.0
Segment operating income (loss)	93.7	(61.3)	32.4
Nine months ended March 31, 2016
Revenues	$532.0	$35.4	$567.4
Depreciation and amortization	16.2	3.8	20.0
Segment operating income (loss)	186.3	(55.1)	131.2

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Total operating income for reportable segments	$12.9	$42.6	$32.4	$131.2
Unallocated amounts:
Interest income	0.3	0.3	0.9	0.5
Interest expense	(1.5)	—	(4.8)	(0.2)
Change in the fair value of contingent consideration	(5.2)	—	(2.0)	—
Other	1.5	0.2	(2.4)	0.2
Income from operations before income taxes	8.0	43.1	24.1	131.7
Income tax provision	3.8	8.6	15.2	29.7
Net income	4.2	34.5	8.9	102.0
Net loss attributable to non-controlling interest	—	—	(0.1)	—
Net income attributable to Myriad Genetics, Inc. stockholders	$4.2	$34.5	$9.0	$102.0

(18)	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended
	March 31,
	2017	2016
Cash paid during the period for income taxes	$8.5	$28.5
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to other stockholder's equity	(0.5)	0.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs. During the three months ended March 31, 2017, we reported total revenues of $196.9 million, net income of $4.2 million that included income tax expense of $3.8 million resulting in $0.06 diluted earnings per share. During the nine months ended March 31, 2017, we reported total revenues of $570.9 million, net income of $9.0 million that included income tax expense of $15.2 million resulting in $0.13 diluted earnings per share.

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

Business Highlights

During the quarter ended December 31, 2016 the Medicare administrative contractor (MAC) in charge of the Mol Dx (molecular diagnostic services) program published a draft non-coverage decision for Vectra DA based on data from the recently published AMPLE study.  Myriad strongly disagrees with the conclusions of this study as published, which has significant limitations and shortcomings.  If the draft non-coverage decision is implemented there is a risk that the goodwill related to Crescendo Bioscience, Inc. (“Crescendo”) in the molecular diagnostic operating unit will be impaired.  Currently approximately 60% of VectraDA revenue comes from Medicare.  The current amount of goodwill related to Crescendo is $112.3 million.   As of June 30, 2016, the last time goodwill impairment was tested, the fair value of Crescendo exceeded its carrying value by 50.0%.  The calculation of the fair value at that time was determined utilizing the income and market approaches. The income approach considered management’s business plans and projections as the basis for expected cash flows for the next fifteen years and a 2.0% residual growth.  We also used a weighted average discount rate of 16.0% for the analysis.  Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects.

On August 31, 2016, we completed the acquisition of Assurex Health Inc. (“Assurex”) which contributed approximately $53.0 million of revenue fiscal year to date with a negative impact on diluted earnings per share of $0.25. We believe the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a neuropsychiatric pharmacogenomic test product, GeneSight, which has growth potential.

During the quarter ended September 30, 2016 we signed preferred provider agreements for hereditary cancer testing with both The U.S. Oncology Network and the Integrated Oncology Network (ION). Combined, these organizations comprise approximately 70 percent of community oncologists in the country, or approximately 4,000 physicians.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenue

	Three months ended
	March 31,
(In millions)	2017	2016	Change
Revenue	$196.9	$190.5	$6.4

The increase in revenue was primarily due to the inclusion of $23.9 million in GeneSight revenue resulting from the Assurex acquisition as well as increases in revenue of $1.2 million from EndoPredict and $1.1 million from other products.  These increases were partially offset by decreases of $15.5 million in Hereditary Cancer Testing primarily due to timing of and reduced reimbursement, $1.8 million in Prolaris due to the prior year quarter including $2.1 million for tests reimbursed for by Medicare that were performed in prior periods and $1.1 million in VectraDA primarily due to reduced reimbursement.

The following table presents additional detail regarding the composition of our total revenue for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,		$	% of Total Revenue
(In millions)	2017	2016	Change	2017	2016
Molecular diagnostic revenues:
Hereditary Cancer Testing	$140.8	$156.3	$(15.5)	71%	82%
VectraDA	11.2	12.3	(1.1)	6%	6%
Prolaris	3.4	5.2	(1.8)	2%	3%
GeneSight	23.9	—	23.9	12%	0%
EndoPredict	2.3	1.1	1.2	1%	1%
Other	3.6	2.5	1.1	2%	1%
Total molecular diagnostic revenue	185.2	177.4	7.8
Pharmaceutical and clinical service revenue	11.7	13.1	(1.4)	6%	7%
Total revenue	$196.9	$190.5	$6.4	100%	100%

Cost of Sales

	Three months ended
	March 31,
(In millions)	2017	2016	Change
Cost of sales	$44.3	$40.2	$4.1
Cost of sales as a % of sales	22.5%	21.1%

Cost of sales as a percentage of revenue increased from 21.1% to 22.5% during the three months ended March 31, 2017 compared to the same period in the prior year.  The increase was primarily driven by product mix with more revenue from lower-margin products, lower fixed-cost absorption from lower hereditary cancer revenues and reduced hereditary cancer reimbursement.

Research and Development Expenses

	Three months ended
	March 31,
(In millions)	2017	2016	Change
R&D expense	$17.6	$17.2	$0.4
R&D expense as a % of sales	8.9%	9.0%

Research and development expense for the three months ended March 31, 2017 increased compared to the same period in the prior year primarily driven by a $2.0 million increase in costs related to the inclusion of Assurex. This increase was partially offset by decreases of $1.2 million in product development and $0.2 million in share-based compensation.  In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Selling, General and Administrative Expenses

	Three months ended
	March 31,
(In millions)	2017	2016	Change
SG&A expense	$122.1	$90.5	$31.6
SG&A expense as a % of sales	62.0%	47.5%

Selling, general and administrative expense increased for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to $24.2 million related to the inclusion of Assurex, $2.9 million increase in various administrative costs $2.3 million in increased sales and marketing efforts, $1.7 million in costs related to the acquisition and integration activities for Assurex and $0.5 million increase in international administrative costs.

Other Income (Expense)

	Three months ended
	March 31,
(In millions)	2017	2016	Change
Other income (expense)	$(4.9)	$0.5	$(5.4)

For the three months ended March 31, 2017 compared to the same period in the prior year, the increase in other expense was primarily driven by the $2.7 million increase in Assurex’s contingent consideration, $2.5 million increase in Sividon’s contingent consideration and $1.5 million in interest expense.  This was partially offset by a $1.1 million reduction to a one-time indirect tax expense.

Income Tax Expense

	Three months ended
	March 31,
(In millions)	2017	2016	Change
Income tax expense	$3.8	$8.6	$(4.8)
Effective tax rate	47.5%	20.0%

Our tax rate is the product of a U.S. federal effective rate of 35% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

The increase in the effective rate for the three months ended March 31, 2017 as compared to the same period in prior year is due to the early adoption of ASU 2016-09 which impacts expense based on fluctuations in stock price, penalties not deductible for income tax purposes, and fair value adjustments related to acquisition contingent consideration.  Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

Results of Operations for the Nine Months Ended March 31, 2017 and 2016

Revenue

	Nine months ended
	March 31,
(In millions)	2017	2016	Change
Revenue	$570.9	$567.4	$3.5

The increase in revenue is primarily due to the inclusion of $52.9 million in GeneSight revenue resulting from the Assurex acquisition, increases of $2.8 million from EndoPredict and $1.5 million from Prolaris due to increased volumes.  These increases were partially offset by the reduction in revenue for hereditary cancer products of $54.6 million primarily due to reduced volumes and reimbursement.

The following table presents additional detail regarding the composition of our total revenue for the nine months ended March 31, 2017 and 2016:

	Nine months ended
	March 31,		$	% of Total Revenue
(In millions)	2017	2016	Change	2016	2015
Molecular diagnostic revenues:
Hereditary Cancer Testing	$424.0	$478.6	$(54.6)	74%	85%
VectraDA	33.5	35.0	(1.5)	6%	6%
Prolaris	9.3	7.8	1.5	2%	1%
GeneSight	52.9	—	52.9	9%	0%
EndoPredict	5.6	2.8	2.8	1%	1%
Other	8.9	7.8	1.1	2%	1%
Total molecular diagnostic revenue	534.2	532.0	2.2
Pharmaceutical and clinical service revenue	36.7	35.4	1.3	6%	6%
Total revenue	$570.9	$567.4	$3.5	100%	100%

Cost of Sales

	Nine months ended
	March 31,
(In millions)	2017	2016	Change
Cost of sales	$128.6	$117.3	$11.3
Cost of sales as a % of sales	22.5%	20.7%

Cost of sales as a percentage of revenue increased from 20.7% to 22.5% during the nine months ended March 31, 2017 compared to the same period in the prior year.  The increase was primarily driven by product mix with more revenue from lower-margin products including pharmaceutical and clinical services, lower fixed-cost absorption from lower hereditary cancer revenues and reduced hereditary cancer reimbursement.

Research and Development Expenses

	Nine months ended
	March 31,
(In millions)	2017	2016	Change
R&D expense	$55.6	$51.1	$4.5
R&D expense as a % of sales	9.7%	9.0%

Research and development expense for the nine months ended March 31, 2017 increased compared to the same period in the prior year primarily driven by a $5.5 million increase in costs related to the inclusion of Assurex and a $0.8 million increase in costs associated with existing product and pharmaceutical and clinical development. These increases were partially offset by a $1.1 million decrease in development of new and existing products as well as a $0.9 million decrease in share-based compensation.  In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Selling, General and Administrative Expenses

	Nine months ended
	March 31,
(In millions)	2017	2016	Change
SG&A expense	$354.3	$267.8	$86.5
SG&A expense as a % of sales	62.1%	47.2%

Selling, general and administrative expense increased for the nine months ended March 31, 2017 compared to the same period in the prior year primarily due to $55.1 in costs associated with Assurex, $12.9 million in cost related to acquisition and integration activities for Assurex, $3.5 million increase in bad debt expense related to reduced collections, $2.5 million increase in sales and marketing efforts, $6.8 million increase in other various administrative costs and $3.8 million increase related to sales force compensation.

Other Income (Expense)

	Nine months ended
	March 31,
(In millions)	2017	2016	Change
Other income (expense)	$(8.3)	$0.5	$(8.8)

For the nine months ended March 31, 2017 compared to the same period in the prior year, the decrease in other income was primarily driven by a $4.6 million increase in interest expense, $3.8 million increase in Sividon’s contingent consideration, $1.3 million loss on extinguishment of debt, $2.4 million impairment of our investment in RainDance, and a one-time $0.9 million indirect tax expense. These were partially offset by a decrease in Assurex’s contingent consideration of $1.8 million.

Income Tax Expense

	Nine months ended
	March 31,
(In millions)	2017	2016	Change
Income tax expense	$15.2	$29.7	$(14.5)
Effective tax rate	63.1%	22.6%

Our tax rate is the product of a U.S. federal effective rate of 35% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

The increase in the effective rate for the nine months ended March 31, 2017 as compared to the same period in prior year is due to the early adoption of ASU 2016-09, penalties not deductible for income tax purposes, non-deductible acquisition expenses, fair value adjustments related to acquisition contingent consideration, and changes in valuation allowance.  Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

Liquidity and Capital Resources

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements, including repayment of the outstanding Facility which matures on December 23, 2021, for the foreseeable future. There are no scheduled principal payments of the Facility prior to its maturity date; however, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.  Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our capital deployment strategy focuses on use of resources in three key areas: research and development, acquisitions and the repurchase of our common stock.  We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy and share repurchases based on business and market conditions.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	March 31,	June 30,
(In millions)	2017	2016	Change
Cash and cash equivalents	$123.8	$68.5	$55.3
Marketable investment securities	48.3	90.5	(42.2)
Long-term marketable investment securities	53.4	79.9	(26.5)
Cash, cash equivalents and marketable investment securities	$225.5	$238.9	$(13.4)

For the nine months ended March 31, 2017, the decrease in cash, cash equivalents and marketable investment securities was primarily driven by $216.1 million used for the acquisition of Assurex, the $37.0 million used to pay down the principal on our long term debt facility and $31.6 million used for the repurchase and retirement of common stock.  These decreases were partially offset by $203.0 million in net cash received from the issuance of debt and $69.6 million in cash provided by operating activities.

The following table represents the condensed consolidated cash flow statement:

	Nine months ended
	March 31,
(In millions)	2017	2016	Change
Cash flows from operating activities	$69.6	127.8	$(58.2)
Cash flows from investing activities	(150.6)	(47.6)	(103.0)
Cash flows from financing activities	135.1	(22.0)	157.1
Effect of foreign exchange rates on cash and cash equivalents	1.2	(1.8)	3.0
Net increase in cash and cash equivalents	55.3	56.4	(1.1)
Cash and cash equivalents at the beginning of the year	68.5	64.1	4.4
Cash and cash equivalents at the end of the period	$123.8	$120.5	$3.3

Cash Flows from Operating Activities

The decrease in cash flows from operating activities for the nine months ended March 31, 2017, compared to the same period in the prior year, was due to the $93.1 million decrease in net income.  This reduction to operating cash flows were partially offset by a $37.2 million increase due to changes in assets and liabilities associated with operating activities and a $2.3 million decrease in non-cash charges primarily due to lower deferred income taxes.

Cash Flows from Investing Activities

For the nine months ended March 31, 2017, compared to the same period in the prior year, the decrease in cash flows from investing activities was primarily related to the $216.1 million used for the acquisition of Assurex.  This was partially offset by a $113.1 million increase in cash flows related to net proceeds from marketable investment securities.

Cash Flows from Financing Activities

For the nine months ended March 31, 2017, compared to the same period in the prior year, the increase in cash flows from financing activities was driven primarily by the $403.0 million of cash from the Facility and Term Loan and a $76.3 million reduction in share repurchases.  This increase was partially offset by $200.0 million for repayment of the Term Loan, $84.6 million reduction in proceeds for common stock issued under share-based compensation plans, $37.0 toward repayment of the Facility and $0.6 million fees paid for extinguishment of debt.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2017, we have $160.7 million remaining on our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended March 31, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which is incorporated by reference herein.

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

PART II - Other Information

Item 1.  Legal Proceedings

As previously reported in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, on September 7, 2016, Esoterix Genetic Laboratories, LLC (“EGL”) and The John Hopkins University (“JHU”) (collectively “Plaintiffs”) filed a complaint against Myriad Genetics, Inc. and Myriad Genetic Laboratories, Inc. (collectively “Myriad”) in the United States District Court for the Middle District of North Carolina, Greensboro Division (Civil Action No. 16-cv-1112), alleging that certain laboratory processes utilized by Myriad in conducting certain clinical diagnostic testing services infringe patent claims owned by JHU and exclusively licensed to EGL.  The Plaintiffs are seeking a judgment of infringement, injunctive relief, compensatory damages, recovery of costs and legal fees, and other relief.  On November 2, 2016, Myriad filed its Answer, Affirmative Defenses and Counterclaims to the Plaintiffs’ complaint wherein, amongst other things, Myriad requested declaratory rulings of non-infringement, invalidity and unenforceability of the asserted patent claims.  On March 17, 2017, the Plaintiffs filed their answer to Myriad’s counterclaims.  Myriad intends to vigorously defend the claims being asserted.

On March 16, 2017, Myriad filed four Petitions for Inter Partes Review with the United States Patent and Trademark Office before the Patent Trial and Appeal Board seeking the cancellation of patent claims being asserted against Myriad in the above litigation as unpatentable for anticipation and/or obviousness.

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

As of March 31, 2017, we had $225.5 million in cash, cash equivalents and marketable securities. For the nine months ended March 31, 2017 our consolidated revenues were $570.9 million, and net cash provided by operating activities was $69.6 million. To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing. In addition, we entered into an unsecured revolving debt facility (the “Facility) in December 2016, pursuant to which we borrowed a principal amount of $205.0 million.  The Facility is due on December 23, 2021.

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

Covenants in the Facility, which went into effect during the quarter ending March 31, 2017, impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. These restrictions could also limit our ability to take advantage of business opportunities.  The Company must maintain a specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Facility. Our ability to comply with this ratio may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

During the three months ended March 31, 2017 we acquired the following shares of common stock under our stock repurchase program:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	160.7
February 1, 2017 to February 28, 2017	—	$—	—	160.7
March 1, 2017 to March 31, 2017	—	$—	—	160.7
Total	—		—	160.7

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
101

The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations (iii) the unaudited Consolidated Statement of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 3, 2017	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: May 3, 2017	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)