Form 10-K
period 2017-06-30
MYRIAD GENETICS INC
filed 2017-08-09
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,104,079,888.

As of August 3, 2017 the registrant had 68,437,971 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement, to be filed no later than 120 days following June 30, 2017, for the Annual Meeting of Stockholders to be held on November 30, 2017.

“We,” “us,” “Myriad” and the “Company” as used in this Annual Report on Form 10-K refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.

“Myriad,” BRACAnalysis, BRACAnalysis CDx, BART, COLARIS, COLARIS AP, MELARIS, myPath, myPlan, myChoice, myRisk, Myriad myRisk, PANEXIA, PREZEON, Prolaris, myChoice HRD, Vectra, Vectraview, TruCulture, DiscoveryMAP,  RodentMap, GeneSight, and EndoPredict are registered trademarks or trademarks of Myriad.

PART I

Item 1.	BUSINESS

Overview

We are one of the largest specialty molecular diagnostic laboratories in the world and since our founding in 1992, have tested over 3.0 million patients. We are headquartered in Salt Lake City, Utah and generated worldwide revenues of approximately $771 million during our fiscal year ended June 30, 2017. We are a leading personalized medicine company acting as a trusted advisor to transform patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease. We believe that identifying these biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs.

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

Our Business Strategy

Our strategy is focused on executing the following five critical success factors:

1.

Stabilize the hereditary cancer market - In fiscal year 2017, approximately 74 percent of our revenue was derived from the sale of products to assess a patient’s risk for hereditary cancer.  Given that this is our most important market and that we are the worldwide leader in hereditary cancer testing, we are focused on maintaining this global leadership position. We are currently working on expanding professional guidelines for hereditary cancer testing to expand the addressable market, and have signed long-term contracts with commercial insurers to ensure pricing visibility going forward.

2.

Grow new product volume – In fiscal year 2017 volume from new products outside of hereditary cancer comprised greater than two-thirds of our overall volume. We are currently less than 10 percent penetrated in the U.S. market with our new products and see significant opportunity for future revenue growth. We are focused on further penetrating these markets and believe in the future our new products could represent the largest component of our revenue.

3.

Expand reimbursement coverage for new products – On average, our currently recognized average selling price for our pipeline tests is only about 25 percent of our target average selling price. This is because we currently do not have broad insurance coverage for our new products. We are actively working on demonstrating scientific evidence supporting both the clinical efficacy and utility of these products to commercial payers to broaden insurance coverage.

4.

Increase RNA kit sales internationally – Outside of the United States, we are primarily focused on selling kit-based versions of our RNA expression based tests. We currently market one RNA expression based test, EndoPredict, which we acquired through our acquisition of Sividon Diagnostics. In addition, we are working on kit based versions of Prolaris and myPath Melanoma which we also plan to sell in international markets.

5.

Improve profitability – In the fourth-quarter of fiscal year 2017 we launched a new operating margin improvement program called Elevate 2020. The goal of this program is to identify projects that can lead to $50 million in incremental operating income by fiscal year 2020 through leveraging centralized resources, implementing new technology solutions, executing strategic sourcing agreements, and focusing on laboratory efficiency.

Molecular Diagnostic Testing

Our molecular diagnostic tests are designed to analyze genes, their expression levels and corresponding proteins to assess an individual’s risk for developing disease later in life, accurately diagnose disease, determine a patient’s likelihood of responding to a particular drug, or disease recurrence and assess a patient’s risk of disease progression.  Provided with this valuable information, physicians may more effectively manage their patient’s healthcare.

Below are the descriptions of our molecular diagnostic tests:

•

myRisk™ Hereditary Cancer: DNA sequencing test for assessing the risks for hereditary cancers. Our myRisk Hereditary Cancer test represents the next generation of our existing hereditary cancer testing franchise which we anticipate will eventually replace our current predictive medicine test offerings (BRACAnalysis, BART, Colaris and Colaris AP, and Melaris) with a single comprehensive test. myRisk Hereditary Cancer is designed to determine a patient’s hereditary cancer risk for breast cancer, ovarian cancer, colon cancer, uterine cancer, melanoma, pancreatic cancer, prostate cancer and gastric cancer. The test analyzes 28 separate genes to look for deleterious mutations that would put a patient at a substantially higher risk than the general population for developing one or more of the above cancers. All 28 genes in the panel are well documented in clinical literature for the role they play in hereditary cancer and have been shown to have actionable clinical interventions for the patient to lower disease risk or risk of cancer recurrence. The myRisk report presents the myRisk Genetic Test Result and myRisk Management Tool that summarizes published management guidelines related to the patient’s genetic mutation as well as their personal and family history of cancer. myRisk Hereditary Cancer testing identifies more mutation carriers than BRACAnalysis® and COLARIS® combined. We believe the global market for myRisk Hereditary Cancer and all of our hereditary cancer tests is approximately $5 billion annually.  myRisk Hereditary Cancer was initially released through an early access launch that began in September 2013.

•

BRACAnalysis®: DNA sequencing test for assessing the risk of developing breast and ovarian cancer. Our BRACAnalysis test is an analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk of developing hereditary breast and ovarian cancer. A woman who tests positive for a deleterious mutation with the BRACAnalysis test has up to an 87% risk of developing breast cancer and up to a 44% risk of developing ovarian cancer by age 70. As published in the New England Journal of Medicine, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast or ovarian cancer can reduce their risk by more than 90% with appropriate preventive therapies. Additionally, BRACAnalysis may be used to assist patients already diagnosed with breast or ovarian cancer and their physicians in determining the most appropriate therapeutic interventions to address their disease.

•

BART®: DNA sequencing test for hereditary breast and ovarian cancer. Our BART test is based on proprietary technology for detecting large genomic rearrangements in the genes involved in hereditary breast and ovarian cancer patients.

•

BRACAnalysis CDx TM: DNA sequencing test for use as a companion diagnostic with the PARP inhibitor LynparzaTM (olaparib) currently indicated for use in identifying ovarian cancer patients with deleterious or suspected deleterious germline BRCA variants eligible for treatment with LynparzaTM,and as a complementary diagnostic test in ovarian cancer patients associated with enhanced progression-free survival (PFS) from Tesaro’s PARP inhibitor Zejula™ (niraparib) maintenance therapy.  Approximately 15% of patients with epithelial ovarian cancer are BRCA positive.

•

Tumor BRACAnalysis CDx TM: DNA sequencing test designed to be utilized to predict response to DNA damaging agents such as platinum based chemotherapy agents and poly ADP ribose (PARP) inhibitors. Tumor BRACAnalysis CDx evaluates both germline and somatic mutations in the BRCA1 and BRCA2 genes giving a more complete picture of potential loss of DNA repair ability within the tumor. Approximately 22% of epithelial ovarian cancer patients will test positive for Tumor BRACAnalysis CDx. Currently the test is only offered through our European laboratory in Munich Germany.

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

•

Vectra®DA: protein quantification test for assessing the disease activity of rheumatoid arthritis. Our Vectra DA test is a quantitative, objective multi-biomarker blood test validated to measure rheumatoid arthritis (RA) disease activity.  Vectra DA assesses multiple mechanisms and pathways associated with RA disease activity and integrates the concentrations of 12 serum proteins into a single score reported on a scale of 1 to 100.  The test may be used throughout the course of a patient’s disease and provides clinicians with expanded insight on disease severity and the risk of radiographic progression.

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

•

EndoPredict®: RNA expression test for assessing the aggressiveness of breast cancer. The EndoPredict test is a next-generation RNA expression test used to determine which women with breast cancer would benefit from chemotherapy. EndoPredict predicts the likelihood of metastases to help guide treatment decisions for chemotherapy and extended anti-hormonal therapy. EndoPredict has been shown to accurately predict recurrence in Her 2-, ER+, node negative and node positive breast cancer patients with no confusing intermediate results in 13 published clinical studies with more than 2,200 patients and is CE marked.  We believe the global market opportunity for EndoPredict is greater than $600 million annually with the majority of that market existing in major European countries, Canada, and the United States.

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

•

GeneSight®: DNA genotyping test to optimize psychotropic drug selection for neuroscience patients.  Our GeneSight test helps healthcare providers take a personalized approach to prescribing medicine for patients.  Because genes influence the way a person’s body responds to specific medications, the medications may not work the same for everyone. Using DNA gathered with a simple cheek swab, GeneSight analyzes a patient’s genes and provides individualized information to help healthcare providers select medications that better match their patient’s genes. Multiple clinical studies have shown that when clinicians used GeneSight to help guide treatment decisions, patients were up to twice as likely to respond to the selected medication compared to standard of care.

Pharmaceutical and Clinical Services

Our pharmaceutical and clinical services consist of the following:

•

Through Myriad RBM, we provide biomarker discovery and pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology.   Our technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers.  During the year ended June 30, 2017, Myriad RBM accounted for 3.6% of total revenue.  In addition to the fees received from analyzing these samples, we also use this information to create and validate potential molecular diagnostic tests.

•

Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) located approximately 15 miles from the Company’s European laboratories in Munich, Germany. It is an internal medicine emergency hospital that is considered a specialized hospital for internal medicine and hemodialysis.

The Molecular Diagnostic Industry and Competition

The markets in which we compete are rapidly evolving, and we face competition from multiple public companies, private companies, and academic/university laboratories for a number of our laboratory testing services.

In the hereditary cancer testing market we have faced increased competition since a landmark U.S. Supreme Court decision in June 2013 invalidated some of the key patent claims covering our hereditary cancer testing products. These patents were originally set to begin expiring in 2015 and beyond.  Since this Supreme Court decision, numerous large reference laboratories, small private laboratories, and academic/university laboratories have launched competing hereditary cancer tests.  Despite the impact from competition, we continue to be the world leader in hereditary cancer testing.

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

We believe that we have substantial advantages in terms of our test accuracy and ability to classify variants. Based on our testing experience of over 2.0 million patients, and our substantial investments in our variant classification program, we have compiled a proprietary database of over 50,000 unique genetic variants in the genes tested by myRisk Hereditary Cancer. We believe this database allows us to provide more accurate results to patients and return a variant of unknown significance (VUS)

result to patients less frequently. We have demonstrated that this classification advantage leads to lower long-term healthcare costs and lower utilization of unnecessary healthcare services.

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

In the autoimmune market, our Vectra DA test competes primarily against traditional methodologies for assessing rheumatoid arthritis disease activity such as a physician’s clinical assessment of the patient and single marker laboratory tests such as C-reactive protein (CRP). We believe we have the most predictive product on the market to assess rheumatoid arthritis disease activity.

In the neuroscience market, our GeneSight test meets a significant unmet clinical need and is the leading product for psychotropic drug selection.  It is used by healthcare providers to help patients who are affected by neuropsychiatric conditions including depression, anxiety, ADHD, bipolar disorder, schizophrenia, post-traumatic stress disorder (PTSD) and other behavioral health conditions, as well as chronic pain. The test is clinically proven to enhance medication selection, helping healthcare providers get their patients on the right medication faster.

In the pharmaceutical and clinical services segment, our Myriad RBM division competes against other contract research organizations and academic laboratories for business from pharmaceutical and research customers.

Sales and Marketing

We sell our tests through our own direct sales force and marketing efforts in the United States, Europe, Australia and Canada. Our United States sales force is comprised of approximately 750 individuals across five separate sales channels. In connection with any additional tests that we may launch, we may expand our existing oncology, preventive care, urology, dermatology, and autoimmune care sales forces, or build new sales forces to address other physician specialty groups. In addition to our direct sales force, we have entered into distributor agreements with organizations in selected European, Latin American, Middle Eastern, Asian and African countries.

Research and Development

We plan to continue to use our proprietary DNA sequencing, RNA expression and protein analysis technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover important genes and their proteins and to understand their role in human disease.  Based on these biomarkers we plan to develop highly accurate, informative tests that may help physicians better manage their patients’ healthcare. We believe that our technologies provide us with a significant competitive advantage and the potential for numerous product opportunities. For the years ended June 30, 2017, 2016 and 2015, we had research and development expense of $74.4 million, $70.6 million, and $75.5 million, respectively.

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

In February 2015, we completed the acquisition of the Clinic located approximately 15 miles from our European laboratories in Munich, Germany for total consideration of $20.1 million.  We believe the acquisition of the Clinic should facilitate our penetration into the German molecular diagnostic market. The Clinic’s MVZ designation allows us to directly negotiate reimbursement with government and private insurance providers in the German market and collaborate with hospitals and physician groups.

In May 2016, we completed the acquisition of Sividon Diagnostics GmbH (“Sividon”), a leading breast cancer prognostic company, for $39.0 million upfront with the potential for €15.0 million ($17.1 million converted at the June 30, 2017 period end exchange rate) in additional performance-based milestones.  We believe the acquisition brings us the best-in-class breast cancer prognostic test and strengthens our market leading oncology portfolio of high value personalized medicine products.

In August 2016, the Company completed the acquisition of Assurex Health, Inc. (“Assurex) for total consideration of $351.6 million, net of cash acquired of $5.5 million, including a cash payment of $216.1 million, and two potential performance-based milestones totaling $185.0 million. We believe the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a product, GeneSight, which has significant growth potential.

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

Patents and Proprietary Rights

We own or have license rights to various issued patents as well as patent applications in the United States and foreign countries.  These patents and patent applications relate to a variety of subject matter including, diagnostic biomarkers, gene expression signatures, antibodies, primers, probes, assays, disease-associated genetic mutations, methods for determining genetic predisposition, methods for disease diagnosis, methods for determining disease progression, methods for disease treatment, methods for determining disease treatment, and general molecular diagnostic techniques.  For some of the patent assets, we hold rights through exclusive or non-exclusive license agreements.  We also own additional patent assets and hold other non-exclusive license rights to patents which relate to various aspects of our tests or processes.  Material patent assets relating to our tests that generate material revenue are described below.

Vectra DA.   We hold an exclusive license to one issued U.S. patent and pending patent applications in the US and other jurisdictions relating to Vectra®DA testing.  This issued U.S. patent has a term expected to expire in 2031 and these U.S. applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for measuring and monitoring inflammatory disease activity.

Prolaris.   We own or hold an exclusive license to issued patents and pending patent applications in the U.S. and other jurisdictions relating to Prolaris® testing.  These issued U.S. patents will have terms to begin expiring in 2032 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for detecting, diagnosing, prognosing and selecting therapy for prostate cancer.

EndoPredict.   We own or hold an exclusive license to two issued European patents and pending patent applications in the U.S. and other jurisdictions relating to EndoPredict® testing.  These issued European patents have terms expected to begin expiring in 2031 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for prognosing and selecting therapy for breast cancer.

myChoice HRD.   We own or hold an exclusive license to issued patents and pending patent applications in the U.S. and other jurisdictions relating to myChoice® HRD testing.  These issued patents have terms expected to expire in 2032 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for detecting homologous recombination deficiency and selecting therapy based on such detection.

GeneSight.  We own or hold an exclusive license to issued patents and pending patent applications in the U.S. and other jurisdictions relation to GeneSight® testing.  These issued patents have terms expected to begin expiring in 2024 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for detecting single nucleotide polymorphisms and selecting and/or optimizing therapy based on such detection.

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

In 2006, Assurex Health, Inc. (now a wholly-owned subsidiary of the Company) entered into an agreement with the Mayo Foundation for Medical Education and Research (“Mayo”), which granted to Assurex an exclusive world-wide license to utilize certain rights of Mayo in intellectual property relating to what is now GeneSight testing.  Under this license agreement we pay Mayo a royalty based on net sales of our GeneSight test.  This license expires upon expiration of the last to expire patent covered by the Mayo agreement, which presently is not anticipated to expire until 2024.  Mayo has the right to terminate the agreement for the uncured breach of any material term of the agreement.

In 2006, Assurex Health, Inc. entered into a license agreement with the Children’s Hospital Medical Center in Cincinnati (“CHMC”) for the exclusive world-wide right to utilize certain rights of CHMC in intellectual property relating to what is now GeneSight testing.  Under this license agreement we pay CHMC a royalty based on net sales of our GeneSight test.  This license agreement has no expiration, but CHMC has the right to terminate the agreement for the uncured breach of any material term of the license agreement.

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

In 2012, we entered into a license agreement with Children’s Medical Center in Boston (“CMCC”) for the exclusive world-wide right to utilize certain rights of CMCC in intellectual property relating to what is now myChoice® HRD testing.  Under this license agreement we expect to pay CMCC a royalty based on net sales of our myChoice® HRD test, if any.  This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2032.  CMCC has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

In 2013, we entered into a license agreement with Institut Curie and INSERM (“INSERM”) for the exclusive world-wide right to utilize certain rights of INSERM in intellectual property relating to what is now myChoice® HRD testing.  Under this license agreement we expect to pay INSERM a royalty based on net sales of our myChoice® HRD test, if any.  This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2032.  INSERM has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

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

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Each of our clinical laboratories must hold certain federal, state and local licenses, certifications and permits to conduct our business.  Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).  CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely.  CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services.  Our laboratories in Salt Lake City, Utah, Austin, Texas, Mason, Ohio, and South San Francisco, California are CLIA certified to perform high complexity tests.

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

Our laboratories are licensed by the appropriate state agencies in the states in which they operate, if such licensure is required.  In addition, our laboratories hold state licenses or permits, as applicable, from various states including, but not limited to, California, Florida, New York, Pennsylvania, Rhode Island and Maryland, to the extent that they accept specimens from one or more of these states, each of which requires out-of-state laboratories to obtain licensure.

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

We are developing companion diagnostic tests for use with drug products in development by pharmaceutical companies, such as our collaborations with pharmaceutical companies on PARP inhibitors for the treatment of ovarian, breast and other cancers.  Companion diagnostic tests are currently subject to regulation by the FDA as medical devices.  The FDA issued Guidance on In-Vitro Companion Diagnostic Devices in July 2014, which is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in-vitro companion diagnostic for the safe and effective use of the product.  The FDA defined an invitro companion diagnostic device (“IVD Companion Dx”) as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product.  The FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD Companion Dx in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding companion diagnostic will be developed contemporaneously.  On July 15, 2016, FDA released a draft guidance entitled, “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product.:  This draft guidance document is intended to be a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic.

The FDA has also introduced the concept of a complementary diagnostic that it defines as a test that is not required but which provides significant information about the use of a drug.  A complementary test can help guide treatment strategy and identify which patients are likely to derive the greatest benefit from therapy, and if approved by the FDA information regarding the IVD will be included in the therapeutic product labelling.  Although the FDA has not yet issued any written guidance regarding complementary diagnostics, it has already approved a couple of complementary diagnostics, including a supplementary premarket approval for BRACAnalysis CDx, which was approved in March 2017 as a complementary diagnostic test in ovarian cancer patients associated with enhanced progression-free survival (PFS) when used with Tesaro’s PARP inhibitor Zejula™ (niraparib) maintenance therapy.

In December 2014, we obtained premarket approval for BRACAnalysis CDx, which is used as a companion diagnostic test to identify ovarian cancer patients who may benefit from AstraZeneca’s PARP inhibitor Lynparza™ (olaparib). The premarket approval process is a complex, costly and time consuming procedure.  Approvals must be supported by valid scientific evidence, submitted as part of a premarket approval application (“PMA”), which typically requires extensive data, including quality technical, preclinical, clinical and manufacturing data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the companion diagnostic. We are currently collaborating with several pharmaceutical companies, including an expanded collaboration with AstraZeneca for an additional indication for BRACAnalysis CDx, to evaluate the use of several of our tests as companion diagnostics with other drugs.

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

•	labeling regulations, which prohibit the promotion of products for uncleared, or unapproved uses, or “off-label” uses, and impose other restrictions on labeling; and
•

medical device reporting obligations, which require that manufacturers investigate and report to the FDA adverse events, including deaths, or serious injuries that may have been or were caused by a medical device and malfunctions in the device that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions, including but not limited to, warning letters; fines, injunctions, and civil penalties; recall or seizure of the device; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance or approval of PMAs of new devices; withdrawal of clearance or approval; and civil or criminal prosecution.  To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA.

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

Under HITECH's breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services (the “Secretary”).  Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach.  Reports must be made to affected individuals and to the Secretary and, in some cases depending on the size of the breach; they must be reported through local and national media.  Breach reports can lead to investigation, enforcement and civil litigation, including class action lawsuits.

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

In May 2016, a complaint was filed with the Office for Civil Rights of the Department of Health and Human Services (“OCR”) by four patients alleging deficiencies in our policies regarding information that must be disclosed to patients as part of a “designated record set” under HIPAA.  We proactively reached out to OCR on these issues to explain our compliance with all applicable regulations and OCR guidance.  We are currently working with OCR to favorably resolve the concerns raised by the allegations.

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

Human Resources

As of June 30, 2017, we have over 2,400 full-time equivalent employees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.  Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

In order to develop and commercialize our molecular diagnostic and companion diagnostic tests, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular diagnostic tests and companion diagnostic tests currently in development, potentially license or acquire additional companies or technologies and engage in commercialization activities in anticipation of the launch of additional molecular diagnostic tests companion diagnostic tests. Because of the numerous risks and uncertainties associated with developing our tests and their potential for commercialization, we are unable to predict the extent of any future profits. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

•	our ability to transition from our existing product portfolio to our new products, such as our myRisk Hereditary Cancer test, and to commercialize these new tests;
•	successful outcomes of clinical trials (including but not limited to the GeneSight clinical trial);
•	our ability to obtain full or partial reimbursement for new products;
•	our ability to sell our other existing molecular diagnostic tests to new patients;
•	our ability to identify biomarkers that may lead to future molecular diagnostic tests and companion diagnostic tests;

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

As of June 30, 2017, we had $199.2 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2017 our consolidated revenues were $771.4 million, and net cash from operating activities was $106.2 million. To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing. In addition, we entered into an unsecured revolving debt facility (the “Facility) in December 2016, pursuant to which we borrowed a principal amount of $205.0 million.  The Facility is due on December 23, 2021.  As of June 30, 2017, the balance due under our Facility was $99.1 million.

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

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. For example, in May 2011, we completed the acquisition of Rules Based Medicine, Inc., which we renamed Myriad RBM, and are now offering pharmaceutical and clinical services and developing additional product candidates using the acquired technology.  In February 2014, we completed the acquisition of Crescendo Bioscience, Inc., and are now offering molecular diagnostic tests for patients suffering from rheumatoid arthritis and developing additional product candidates in the inflammatory and autoimmune disease area.  In February 2015, we acquired the Clinic and believe the acquisition may facilitate our penetration into the German molecular diagnostic market. In May 2016, we acquired Sividon Diagnostics GmbH.  Now as a wholly-owned subsidiary, Sividon will continue to offer EndoPredict testing in the European market, which we offered under an exclusive distribution agreement with Sividon prior to the acquisition.  Additionally, in August 2016, we acquired Assurex Health, Inc. and are now offering a molecular diagnostic test providing treatment decision support to healthcare providers for mental health patients.  However, these acquisitions may not achieve profitability or generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed prevent, and if necessary to detect and respond to such security incidents and breaches of privacy and security mandates.  While we have experienced unauthorized accesses to our information technology systems and infrastructure in the past, which may occur again in the future, our security measures have been able to detect, respond to and prevent any material adverse effect to our information systems and business operations from such breaches.  However, in the future, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA became law. This law substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes and fraud and abuse, which will impact existing state and federal health care programs and will result in the development of new programs. The Trump administration supports a repeal of the ACA and an Executive Order was signed commanding federal agencies to try to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. The Executive Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the States more flexibility and control to create a more free and open healthcare market.” In addition, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the ACA. Although it seems unlikely, the U.S. Senate could adopt the American Health Care Act as passed by the U.S. House of Representatives or other legislation to amend or replace elements of the ACA. It is uncertain whether the American Health Care Act will become law. At this time, the immediate impact of the Executive Order is not clear, and we cannot know how any legislation that may be passed to amend or replace the ACA will impact our business in the United States.

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

Risks Related to Commercialization of Our Tests, Our Services and Test Candidates

We generate most of our revenues from three products and we may not be able to maintain revenue growth and profitability.

We may not be able to generate revenue growth or maintain existing revenue levels. Presently, our molecular diagnostic business operates profitably providing a cash contribution to our current funding and operational needs.  We may not, however, be able to continue to operate our molecular diagnostic business on a profitable basis. We launched our first molecular diagnostic test, BRACAnalysis, our test for hereditary breast and ovarian cancer, in November 1996.  BRACAnalysis test sales accounted for approximately 9% of our revenues for the year ended June 30, 2017, and this percentage has been declining in recent years as we transition to our myRisk Hereditary Cancer test.  An interruption or cessation of BRACAnalysis sample flow would have a material impact on our revenues and future profitability. In 2014 we launched our myRisk Hereditary Cancer test, which represents the next generation of our existing hereditary cancer franchise.  We may not be successful in transitioning from our existing product portfolio to our new products, such as myRisk Hereditary Cancer Test, and in commercializing these tests over time.  Other potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our molecular diagnostic business include the following:

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

We may experience increased price competition and price erosion.

We may experience pricing pressures from managed care organizations and other private third-party payors in the future. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our business, results of operations and financial condition.

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

We rely on a CLIA-certified and FDA approved laboratory facility in Salt Lake City, Utah to perform most of our molecular diagnostic tests; a CLIA-certified laboratory in South San Francisco, California to perform our VectraDA test; a single laboratory facility in Munich, Germany to perform our international molecular diagnostic tests; a CLIA-certified lab in Mason, Ohio to perform our GeneSight test; and a CLIA-certified laboratory facility in Austin, Texas to perform our pharmaceutical and clinical testing services. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. In the event our clinical testing facilities were to lose their CLIA certification or other required certifications or licenses or were affected by a man-made or natural disaster, we would be unable to continue our molecular diagnostic and pharmaceutical and clinical services business at current levels to meet customer demands for a significant period of time. Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our molecular diagnostic or pharmaceutical and clinical services business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic or pharmaceutical and clinical services business were interrupted, it would seriously harm our business.

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

Our sales and marketing experience and capabilities consist primarily of our sales force that markets our molecular diagnostic tests to oncologists, obstetricians, gynecologists, urologists, dermatopathologists and rheumatologists in the United States.  We are currently expanding our sales efforts outside the United States, which will require us to hire additional personnel and engage in additional sales and marketing efforts.  We have limited sales and marketing experience outside the Unites States.  As we expand our business operations internationally, we expect to face a number of additional costs and risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

Risks Related to Our Intellectual Property

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

As of June 30, 2017, our patent portfolio included issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims protecting our intellectual property rights.  Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for compositions, processes, methods and other inventions that we believe are patentable.  Our ability to preserve our trade secrets, proprietary data bases and other intellectual property is also important to our long-term success.  If our intellectual property is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability.  Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market.  The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls).  In recent years, however, the FDA publicly announced its intention to regulate certain LDTs and issued two draft guidance documents that set forth a proposed phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. However, these guidance documents were withdrawn at the end of the Obama administration and replaced by an informal discussion paper reflecting some of the feedback that FDA had received on LDT regulation. The FDA acknowledged that the discussion paper in January 2017 that the FDA stated does not represent the formal position of the FDA and is not enforceable.  Nevertheless, the FDA wanted to share its synthesis of the feedback that it had received in the hope that it might advance public discussion on future LDT oversight.  Notwithstanding the discussion paper, the FDA continues to exercise enforcement discretion and may decide to regulate certain LDTs on a case-by-case basis at any time, which could result in delay or additional expense in offering our tests and tests that we may develop in the future.

Companion and complementary diagnostic tests require FDA approval and we may not be able to secure such approval in a timely manner or at all.

Our companion and complementary diagnostic products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, companion diagnostics must receive FDA clearance or approval before they can be commercially marketed in the U.S. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products could:

•	take a significant period of time;
•	require the expenditure of substantial resources;
•	involve rigorous pre-clinical testing, as well as increased post-market surveillance;
•	require changes to products; and
•	result in limitations on the indicated uses of products.

Although we obtained FDA approval for our BRACAnalysis CDx test, which is used as a companion diagnostic to identify ovarian cancer patients who may benefit from AstraZeneca’s PARP inhibitor Lynparza™ (olaparib) and as a complementary diagnostic in ovarian cancer patients associated with enhanced progression-free survival (PFS) from Tesaro’s PARP inhibitor Zejula™ (niraparib) maintenance therapy,  we cannot predict whether or when we will be able to obtain FDA approval for other companion diagnostics that we are developing.

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

Our business could be adversely impacted by our failure or the failure of physicians to comply with the ICD-10-CM Code Set.

CMS adopted a new coding set for diagnoses, commonly known as ICD‑10-CM, which significantly expanded the previous coding set.  Compliance with ICD-10-CM is required for all claims with dates of service on or after October 1, 2015.  We believe we have fully implemented ICD-10-CM, however, our failure to implement and apply the new code set could adversely impact our business.  In addition, if physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

Risks Related to Our Common Stock

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

The market prices for securities of molecular diagnostic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future.  In the two years ended June 30, 2017, our stock price has ranged from $15.15 per share to $46.24 per share.  In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

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

Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of 307,000 square feet of building space in Salt Lake City dedicated to research and development, administration and our laboratory that has received federal certification under CLIA.  Activities related to our oncology, urology, dermatology and preventative care molecular diagnostic business are performed at this location.  The leases on our existing Salt Lake City facilities have terms of fifteen years, expiring from 2022 through 2027, and provide for renewal options for up to ten additional years.

We also lease approximately 36,000 square feet in Austin, Texas under a lease that expires in June 2020.  This space is dedicated to administration, research and development and the CLIA-certified laboratory.  Activities related to our pharmaceutical and clinical services are performed at this location.

In addition, we lease approximately 54,000 square feet in South San Francisco, California under a lease that expires in February 2021.  This space is dedicated to administration, research and development and the CLIA-certified laboratory for our Crescendo subsidiary.  Activities related to our autoimmune molecular diagnostic business are performed at this location.

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

As part of our acquisition of Assurex in August 2016, we acquired leases of 2 spaces in Mason, OH and Toronto, ON Canada with a total square footage of approximately 11,250 expiring in March 2018 and August 2024.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol "MYGN."  The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market for the last two fiscal years:

	High	Low
Fiscal Year Ended June 30, 2017
Fourth Quarter	$26.99	$17.50
Third Quarter	$19.90	$15.15
Second Quarter	$21.53	$15.86
First Quarter	$32.97	$19.10

Fiscal Year Ended June 30, 2016
Fourth Quarter	$39.74	$28.82
Third Quarter	$43.68	$33.87
Second Quarter	$46.24	$36.47
First Quarter	$41.81	$30.30

Stockholders

As of August 3, 2017, there were approximately 82 stockholders of record of our common stock and, according to our estimates, approximately 25,852 beneficial owners of our common stock.

Equity Compensation Plan Information

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Equity Compensation -- Equity Compensation Plan Information” to be included in the proxy statement for our 2017 Annual Meeting of Stockholders.

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

The details of the activity under our stock repurchase programs during the fiscal quarter ended June 30, 2017, were as follows:

Issuer Purchases of Equity Securities

(in millions, except per share data)

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
April 1, 2017 to April 30, 2017	-	$-	-	160.7
May 1, 2017 to May 31, 2017	-	$-	-	160.7
June 1, 2017 to June 30, 2017	-	$-	-	160.7
Total	-		-	$160.7

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on June 29, 2012 and ending on June 30, 2017 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The NASDAQ Stock Market, Inc. and the NASDAQ Health Care Providers Stock Index during such period.  We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance.  The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Select Market on the last trading day of the year shown.  The graph lines merely connect year-end values and do not reflect fluctuations between those dates.  The comparison assumes $100 was invested on June 29, 2012 in our common stock and in each of the foregoing indices.  The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/29/2012	6/28/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017
Myriad Genetics, Inc.	100.00	113.04	163.74	143.00	128.73	108.71
NASDAQ Stock Index (U.S.)	100.00	115.95	150.19	169.91	164.99	209.21
NASDAQ Health Care Providers Stocks	100.00	131.58	181.64	247.05	187.69	221.90

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

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2017 and 2016, as well as consolidated statements of operations for the years ended June 30, 2017, 2016 and 2015 and the reports thereon are included elsewhere in this Annual Report on Form 10-K.  The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

In millions, except per share amounts	Years Ended June 30,
Consolidated Statement of Operations Data:	2017	2016	2015	2014	2013
Molecular diagnostic testing	$722.1	$705.7	$695.5	$748.2	$582.4
Pharmaceutical and clinical services	49.3	48.1	27.6	30.0	30.8
Total Revenue	771.4	753.8	723.1	778.2	613.2
Costs and expenses:
Cost of molecular diagnostic testing	145.2	132.8	132.8	96.1	64.4
Cost of pharmaceutical and clinical services	26.0	24.5	14.6	13.1	15.3
Research and development expense	74.4	70.6	75.5	67.5	53.7
Selling, general and administrative expense	476.4	359.1	366.0	327.1	251.8
Total costs and expenses	722.0	587.0	588.9	503.8	385.2
Operating income	49.4	166.8	134.2	274.4	228.0
Other income (expense):
Interest income	1.2	0.9	0.4	5.4	5.5
Interest expense	(6.0)	(0.3)	(0.2)	-	-
Change in the fair value of contingent consideration	0.8	-	-	-	-
Other	(2.5)	1.5	0.5	(2.0)	(0.2)
Total other income (expense)	(6.5)	2.1	0.7	3.4	5.3
Income before income taxes	42.9	168.9	134.9	277.8	233.3
Income tax provision	21.3	43.6	54.7	101.6	86.1
Net income	21.6	125.3	80.2	176.2	147.2
Net loss attributable to non-controlling interest	(0.2)	-	-	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$21.8	$125.3	$80.2	$176.2	$147.2
Earnings per basic share:
Basic	$0.32	$1.79	$1.12	$2.33	$1.82
Diluted	$0.32	$1.71	$1.08	$2.25	$1.77
Weighted average shares outstanding:
Basic	68.3	70.0	71.3	75.7	80.9
Diluted	68.8	73.4	74.5	78.2	83.3

	As of June 30,
Consolidated Balance Sheet Data:	2017	2016	2015	2014	2013
Cash, cash equivalents and marketable investment securities	$199.2	$238.9	$185.4	$270.5	$531.1
Working capital	99.6	242.2	214.9	241.8	419.5
Total assets	1,224.4	880.5	766.2	823.8	803.8
Stockholders’ equity	777.8	748.1	662.1	719.0	728.6

Quarterly Financial Data (Unaudited)

In millions, except per share amounts	Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
Consolidated Statement of Operations Data:	2017	2017	2016	2016
Molecular diagnostic testing	$187.9	$185.2	$183.9	$165.1
Pharmaceutical and clinical services	12.6	11.7	12.6	12.4
Total Revenue	200.5	196.9	196.5	177.5
Costs and expenses:
Cost of molecular diagnostic testing	35.6	37.9	37.4	34.3
Cost of pharmaceutical and clinical services	6.9	6.4	7.0	5.7
Research and development expense	18.8	17.6	18.6	19.4
Selling, general and administrative expense	122.1	122.1	120.3	111.9
Total costs and expenses	183.4	184.0	183.3	171.3
Operating income	17.1	12.9	13.2	6.2
Other income (expense):
Interest income	0.3	0.3	0.3	0.3
Interest expense	(1.2)	(1.5)	(2.6)	(0.7)
Change in the fair value of contingent consideration	2.7	(5.2)	3.8	(0.5)
Other	(0.1)	1.5	(2.6)	(1.3)
Total other income (expense)	1.7	(4.9)	(1.1)	(2.2)
Income before income taxes	18.8	8.0	12.1	4.0
Income tax provision	6.1	3.8	6.2	5.2
Net income	12.7	4.2	5.9	(1.2)
Net loss attributable to non-controlling interest	(0.2)	-	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$12.9	$4.2	$5.9	$(1.2)
Earnings per share:
Basic	$0.19	$0.06	$0.09	$(0.02)
Diluted	$0.19	$0.06	$0.09	$(0.02)
Weighted average shares outstanding:
Basic	68.2	68.1	68.2	68.8
Diluted	68.9	68.3	68.3	68.8

In millions, except per share amounts	Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
Consolidated Statement of Operations Data:	2016	2016	2015	2015
Molecular diagnostic testing	$173.8	$177.4	$182.6	$171.9
Pharmaceutical and clinical services	12.7	13.1	10.7	11.6
Total Revenue	186.5	190.5	193.3	183.5
Costs and expenses:
Cost of molecular diagnostic testing	34.2	33.6	34.1	30.9
Cost of pharmaceutical and clinical services	5.8	6.6	6.5	5.6
Research and development expense	19.5	17.2	16.7	17.2
Selling, general and administrative expense	91.3	90.5	90.8	86.5
Total costs and expenses	150.8	147.9	148.1	140.2
Operating income	35.7	42.6	45.2	43.3
Other income (expense):
Interest income	0.4	0.3	0.1	0.1
Interest Expense	(0.1)	(1.5)	(2.6)	(0.7)
Change in contingent consideration	-	-	-	-
Other	1.3	1.7	2.3	0.8
Total other income (expense)	1.6	0.5	(0.2)	0.2
Income before income taxes	37.3	43.1	45.0	43.5
Income tax provision	13.9	8.6	7.9	13.2
Net income	$23.4	$34.5	$37.1	$30.3
Earnings per share:
Basic	$0.33	$0.49	$0.53	$0.44
Diluted	$0.32	$0.47	$0.50	$0.42
Weighted average shares outstanding:
Basic	70.0	70.9	70.5	68.7
Diluted	72.4	73.8	74.6	72.6

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our consolidated revenues consist primarily of sales of molecular diagnostic tests and pharmaceutical and clinical services through our wholly-owned subsidiaries.  During the year ended June 30, 2017, we reported total revenues of $771.4 million, net income of $21.8 million and diluted earnings per share of $0.32 that included income tax expense of $21.3 million.

In August 2016, the Company completed the acquisition of Assurex Health, Inc. (“Assurex) for total consideration of $351.6 million, net of cash acquired of $5.5 million, including a cash payment of $216.1 million, and two potential performance-based milestones totaling $185.0 million. We believe the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a product, GeneSight, which has significant growth potential.

See Note 17 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding our operating segments.

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

Our selling, general and administrative expenses include costs associated with growing our businesses domestically and internationally. Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs for sales, marketing, customer service, billing and collection, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. We expect that our selling, general and administrative expenses may continue to increase and that such increases may be substantial, depending on the number and scope of any new molecular diagnostic test launches, our efforts in support of our existing molecular diagnostic tests and pharmaceutical and clinical services as well as our continued international expansion efforts.

Business Highlights

On August 31, 2016, we completed the acquisition of Assurex Health Inc. (“Assurex”). We believe the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a neuropsychiatric pharmacogenomic test product, GeneSight, which has growth potential.

During the year the Medicare administrative contractor (MAC) in charge of the Mol Dx program published a draft non-coverage decision for Vectra DA based on data from the recently published AMPLE study. Myriad strongly disagrees with the conclusions of this study as published, which has significant limitations and shortcomings.  The public comment period on the draft non-coverage decision has now closed.  There was a significant support from patients and physicians for continued coverage of VectraDA.  Feedback on the non-coverage decision is now under review by the MAC and we are awaiting a final decision.

Results of Operations

Years Ended June 30, 2017, 2016 and 2015

Revenue

	Years Ended June 30,			Change
(In millions)	2017	2016	2015	2017	2016
Revenue	$771.4	$753.8	$723.1	$17.6	$30.7

In 2017, the increase in revenue was primarily driven by an increase of $78.4 million in Genesight revenue from the acquisition of Assurex, and a $3.1 million increase in EndoPredict revenue from increased volumes.  This increase was partially offset by a decrease of $63.6 million primarily due to reduced volumes and reimbursement for our hereditary cancer tests.

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

The following table presents additional detail regarding the composition of our total revenue:

	Years Ended June 30,			Change		% of Total Revenue
(In millions)	2017	2016	2015	2017	2016	2017	2016	2015
Molecular diagnostic revenues:
Hereditary Cancer Testing	$568.7	$632.3	$638.3	$(63.6)	$(6.0)	74%	84%	88%
VectraDA	43.7	47.8	43.7	(4.1)	4.1	5%	6%	6%
Prolaris	12.1	11.3	2.1	0.8	9.2	2%	2%	1%
GeneSight	78.4	-	-	78.4	-	10%	0%	0%
EndoPredict	7.6	4.5	2.2	3.1	2.3	1%	1%	0%
Other	11.6	9.8	9.2	1.8	0.6	2%	1%	1%
Total molecular diagnostic revenue	722.1	705.7	695.5	16.4	10.2
Pharmaceutical and clinical service revenue	49.3	48.1	27.6	1.2	20.5	6%	6%	4%
Total revenue	$771.4	$753.8	$723.1	$17.6	$30.7	100%	100%	100%

Cost of Sales

	Years Ended June 30,			Change
(In millions)	2017	2016	2015	2017	2016
Cost of Sales	$171.2	$157.3	$147.4	$13.9	$9.9
Cost of sales as a % of Sales	22.2%	20.9%	20.4%

Cost of sales as a percentage of revenues increased from 20.9% to 22.2% during fiscal 2017 compared to fiscal 2016.  The increase was primarily driven by a change in existing product mix, lower fixed-cost absorption from lower hereditary cancer revenues and reduced hereditary cancer reimbursement.

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

Research and Development Expenses

	Years Ended June 30,			Change
(In millions)	2017	2016	2015	2017	2016
R&D expense	$74.4	$70.6	$75.5	$3.8	$(4.9)
R&D expense as a % of Sales	9.6%	9.4%	10.4%

In 2017, R&D expense increased compared to the same period in the prior year primarily due to the inclusion of Assurex spend of  $8.5 million.  This increase was partially offset by reductions of $2.0 million in spend related to internal development of new products, $1.3 million in share-based compensation expense and $0.9 million in development of pharmaceutical CDx development.

In 2016, R&D expense decreased compared to the same period in the prior year driven by a reduction in the cost of formulating, improving, validating and creating alternative or modified processes relating to the myRisk production process and the timing of clinical studies. These decreases were partially offset by increase in costs related to the development of new products.

Selling, General and Administrative Expenses

	Years Ended June 30,			Change
(In millions)	2017	2016	2015	2017	2016
SG&A expense	$476.4	$359.1	$366.0	$117.3	$(6.9)
SG&A expense as a % of Sales	61.8%	47.6%	50.6%

In 2017, the increase in SG&A expense compared to the prior year is primarily due to the inclusion of Assurex spend of $62.2 million, and $34.6 million in costs related to amortization and acquisition/integration activities for Assurex and Sividon.  There were also increases of $9.5 million increase in other various administrative costs, $4.6 million increase in sales and marketing efforts, $4.3 million increase related to sales force compensation and $4.5 million in bad debt expense related to reduced collections.  These increases were partially offset by reduction of $1.9 million in share-based compensation and $1.1 million reduction in international administrative costs.

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

Other Income

	Years Ended June 30,			Change
(In millions)	2017	2016	2015	2017	2016
Other Income (expense)	$(6.5)	$2.1	$0.7	$(8.6)	$1.4

In 2017, the decrease in other income (expense) was primarily driven by $5.7 million in increased interest expense, $1.9 million increase in Sividon’s contingent consideration, $1.3 million loss on extinguishment of debt, $2.4 million impairment of our investment in RainDance, and a $0.9 million indirect tax expense. These were partially offset by a decrease in Assurex’s contingent consideration of $2.7 million.

In 2016, the increase in other income was primarily driven by a $2.6 million increase in foreign exchange gains and the disposition of assets and a $0.4 million increase in interest income from marketable investment securities. This increase was partially offset by a $1.7 million increase in other taxes and interest expense.

Income Tax Expense

	Years Ended June 30,			Change
(In millions)	2017	2016	2015	2017	2016
Income tax expense	$21.3	$43.6	$54.7	$(22.3)	$(11.1)
Effective tax rate	49.7%	25.8%	40.6%

Our tax rate is a product of a U.S. federal effective rate of 35% and a blended state income tax rate of 2.6%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.  The increase in the effective rate for the year ended June 30, 2017 as compared to the years ended June 30, 2016 and 2015 is due to an increase in our liability for unrecognized tax benefits, acquisition related transaction costs, an increase in the valuation allowance attributable to state research credits, foreign losses for which benefit was not recognized and the prior year adoption of ASU 2016-09 (see Note 10 “Income Taxes” in the Notes to Consolidated Financial Statements). The fiscal 2015 foreign losses, and the resulting impact on the effective rate, were larger in proportion to consolidated income as compared to later years.

Liquidity and Capital Resources

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements, including repayment of the outstanding Facility which matures on December 23, 2021, for the foreseeable future. There are no scheduled principal payments of the Facility prior to its maturity date; however, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.  Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

Our capital deployment strategy focuses on use of resources in four key areas: research and development, acquisitions, debt repayment and the repurchase of our common stock.  We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy and share repurchases based on business and market conditions.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	Years Ended June 30,			Change
(In millions)	2017	2016	2015	2017	2016
Cash and cash equivalents	$102.4	$68.5	$64.1	$33.9	$4.4
Marketable investment securities	48.3	90.5	80.7	(42.2)	9.8
Long-term marketable investment securities	48.5	79.9	40.6	(31.4)	39.3
Cash, cash equivalents and marketable investment securities	$199.2	$238.9	$185.4	$(39.7)	$53.5

In 2017, the decrease in cash, cash equivalents and marketable investment securities was primarily driven by the $216.1 million used for the acquisition of Assurex, the $105.0 million used to pay down the principal on our long-term debt facility, the $31.6 million used on share repurchase and $5.9 million used to purchase capital equipment.  These decreases were partially offset by $203.0 million in net cash received from the issuance of debt, $106.0 million in cash flows from operations and $73.3 million in net proceeds from the maturities and sales of marketable investment securities.

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

The following table represents the condensed cash flow statement:

	Years Ended June 30,			Change
(In millions)	2017	2016	2015	2017	2016
Cash flows from operating activities	$106.2	$166.3	$140.5	$(60.1)	$25.8
Cash flows from investing activities	(146.3)	(91.4)	40.9	(54.9)	(132.3)
Cash flows from financing activities	71.8	(68.3)	(177.3)	140.1	109.0
Effect of foreign exchange rates on cash and cash equivalents	2.2	(2.2)	(4.8)	4.4	2.6
Net increase (decrease) in cash and cash equivalents	33.9	4.4	(0.7)	29.5	5.1
Cash and cash equivalents at the beginning of the year	68.5	64.1	64.8	4.4	(0.7)
Cash and cash equivalents at the end of the year	$102.4	$68.5	$64.1	$33.9	$4.4

Cash Flows from Operating Activities

In 2017, the primary driver of the decrease in cash flows from operating activities was the $103.3 million decrease in net income partially offset by a $28.6 million increase due to changes in assets and liabilities associated with operating activities and $14.4  million increase in non-cash charges.

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

Cash Flows from Investing Activities

In 2017, the decrease in cash flows from investing activities was primarily related to the $179.1 million increase in cash outlays related to acquisition activity partially offset by a $122.7 million increase in the net proceeds from the liquidation of marketable investment securities.

In 2016, the decrease in cash flows from investing activities was primarily related to the $134.3 million reduction in net proceeds from the liquidation of marketable investment securities and an increase of $16.9 million in cash outlays related to acquisition activity partially offset by an $18.9 million decrease in capital expenditures.

Cash Flows from Financing Activities

In 2017, the increase in cash flows from financing activities was driven primarily by $203.0 million in net cash received from the issuance of debt and $131.0 million reduction in cash spent on share repurchase.  These were partially offset by $105.0 million used to pay down the principal on our long-term debt facility and $88.3 million reduction in cash proceeds from common stock issued under share-based compensation plans.

In 2016, the increase in cash flows from financing activities was driven primarily by $64.3 million increase in net proceeds from common stock issued under share-based compensation plans and $48.1 million reduction in repurchases and retirement of common stock from the prior year.

Contractual Obligations

The following table represents our contractual obligations as of June 30, 2017:

		Less Than	1-3	4-5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years
Purchase obligations	$11.2	$9.0	$1.5	$0.7	$—
Operating Leases	89.1	12.8	24.6	19.3	32.4
Total	100.3	21.8	26.1	20.0	32.4

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” continue,” “likely,” “will,” “strategy, “goal”  and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to successfully transition from our existing product portfolio to our new tests; risks related to changes in governmental or private insurers reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements: the risk that we will be unable to pay, when due, amounts due under our credit or lending agreements: and other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report.

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

After a review of our allowance for doubtful accounts as of June 30, 2017 and 2016, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of  $0.8 million and $0.7 million, respectively.

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
We have recorded goodwill of $316.1 million from the acquisitions of Assurex that was completed on August 31, 2016, Sividon that was completed on May 31, 2016, the Clinic that was completed on February 27, 2015, Crescendo that was completed on February 28, 2014 and Myriad RBM that was completed on May 31, 2011.  Of this goodwill, $250.5 million related to our molecular diagnostic segment for Crescendo, Sividon and Assurex and $65.6 million for Myriad RBM and the Clinic related to our other segment (see note 15 for segment descriptions).  We qualitatively evaluated the Assurex, Sividon and the Clinic reporting units for impairment noting no indicators of impairment from the date of acquisition. We measured the fair value of Myriad RBM utilizing the income approach using the discounted cash flow method. This considered management’s plans and projections as the basis for expected cash flows for the next fifteen years using a 4% long term growth rate.  We also used a discount rate of 30%.  We noted the fair value of the Myriad RBM reporting unit exceeded its carrying value by 88%.  We measured the fair value of Crescendo utilizing income and market approaches.  The income approach considered management’s business plans and projections as the basis for expected cash flows for the next fifteen years and a 2.0% residual growth rate. We also used a weighted average discount rate of 16%. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects of each unit.  We noted the fair value of the Crescendo reporting unit exceeded its carrying value by 47% using these assumptions described above.

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

Recent Accounting Pronouncements

Stock Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. We adopted this guidance during the prior year.  For discussion of impact see note 10 to the financial statements.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The standard will be effective for the Company beginning July 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016.

The Company plans to adopt the standard July 1, 2018 using the full retrospective method.  The Company continues to assess the impact of this standard on its results of operations, financial position and cash flows.  Based on its preliminary assessment, the Company expects the majority of the amounts that have historically been classified as bad debt expense, primarily related to patient responsibility, will be reflected as a reduction of the transaction price and therefore as a reduction in revenue. The Company anticipates an increase in the level of required financial statement disclosures due to the standard.

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

As of June 30, 2017 we have $0.1 million in unrealized losses in our investment portfolio.  For the year ended June 30, 2017 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of various municipalities.   If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $0.3 million and $0.5 million as of June 30, 2017 and 2016, respectively.  We do not utilize derivative financial instruments to manage our interest rate risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Myriad Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myriad Genetics, Inc. and subsidiaries at June 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, UT

August 9, 2017

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions)

	Years Ended June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$102.4	$68.5
Marketable investment securities	48.3	90.5
Prepaid expenses	12.7	18.4
Inventory	42.2	38.3
Trade accounts receivable, less allowance for doubtful accounts of $8.2 in 2017 and $6.8 in 2016	105.6	91.7
Prepaid taxes	0.2	3.8
Other receivables	5.7	3.3
Total current assets	317.1	314.5
Property, plant and equipment, net	51.1	58.3
Long-term marketable investment securities	48.5	79.9
Intangibles, net	491.6	227.5
Goodwill	316.1	195.3
Other assets	-	5.0
Total assets	$1,224.4	$880.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22.0	$21.1
Accrued liabilities	65.6	49.5
Short-term contingent consideration	127.3	-
Deferred revenue	2.6	1.7
Total current liabilities	217.5	72.3
Unrecognized tax benefits	25.2	24.0
Other long-term liabilities	7.2	7.8
Contingent consideration	13.2	10.4
Long-term debt	99.1	-
Long-term deferred taxes	84.4	17.9
Total liabilities	446.6	132.4
Commitments and contingencies
Stockholders’ equity:
Common stock, 68.4 and 69.1 shares outstanding at June 30, 2017 and 2016 respectively	0.7	0.7
Additional paid-in capital	851.4	830.1
Accumulated other comprehensive loss	(5.5)	(9.5)
Accumulated deficit	(68.4)	(73.2)
Total Myriad Genetics, Inc. stockholders' equity	778.2	748.1
Non-controlling interest	(0.4)	-
Total stockholders' equity	777.8	748.1
Total liabilities and stockholders’ equity	$1,224.4	$880.5

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per share amounts)

	Years Ended June 30,
	2017	2016	2015
Molecular diagnostic testing	$722.1	$705.7	$695.5
Pharmaceutical and clinical services	49.3	48.1	27.6
Total revenue	771.4	753.8	723.1
Costs and expenses:
Cost of molecular diagnostic testing	145.2	132.8	132.8
Cost of pharmaceutical and clinical services	26.0	24.5	14.6
Research and development expense	74.4	70.6	75.5
Selling, general, and administrative expense	476.4	359.1	366.0
Total costs and expenses	722.0	587.0	588.9
Operating income	49.4	166.8	134.2
Other income (expense):
Interest income	1.2	0.9	0.4
Interest expense	(6.0)	(0.3)	(0.2)
Change in the fair value of contingent consideration	0.8	-	-
Other	(2.5)	1.5	0.5
Total other income (expense):	(6.5)	2.1	0.7
Income before income tax	42.9	168.9	134.9
Income tax provision	21.3	43.6	54.7
Net income	21.6	125.3	80.2
Net loss attributable to non-controlling interest	(0.2)	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$21.8	$125.3	$80.2
Earnings per share:
Basic	$0.32	$1.79	$1.12
Diluted	$0.32	$1.71	$1.08
Weighted average shares outstanding:
Basic	68.3	70.0	71.3
Diluted	68.8	73.4	74.5

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In millions)

	Years Ended June 30,
	2017	2016	2015
Net income attributable to Myriad Genetics, Inc. stockholders	$21.8	$125.3	$80.2
Unrealized gain (loss) on available-for-sale securities, net of tax	(0.6)	0.3	(0.3)
Change in pension liability	0.2	(0.2)	—
Change in foreign currency translation adjustment	4.4	(2.6)	(5.2)
Comprehensive income	$25.8	$122.8	$74.7

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions)

			Accumulated	Retained	Myriad
		Additional	other	earnings	Genetics, Inc.
	Common	paid-in	comprehensive	(accumulated	Stockholders’
	stock	capital	loss	deficit)	equity
BALANCES AT JUNE 30, 2014	$0.7	$717.8	$(1.5)	$2.0	$719.0
Issuance of common stock under share-based compensation plans	—	30.0	—	—	30.0
Share-based payment expense	—	45.7	—	—	45.7
Share-based compensation tax benefits	—	3.4	—	—	3.4
Repurchase and retirement of common stock	—	(51.5)	—	(159.2)	(210.7)
Net income	—	—	—	80.2	80.2
Other comprehensive loss, net of tax	—	—	(5.5)	—	(5.5)
BALANCES AT JUNE 30, 2015	$0.7	$745.4	$(7.0)	$(77.0)	$662.1
Issuance of common stock under share-based compensation plans	—	94.3	—	—	94.3
Share-based payment expense	—	31.6	—	—	31.6
Repurchase and retirement of common stock	—	(41.2)	—	(121.5)	(162.7)
Net income	—	—	—	125.3	125.3
Other comprehensive loss, net of tax	—	—	(2.5)	—	(2.5)
BALANCES AT JUNE 30, 2016	$0.7	$830.1	$(9.5)	$(73.2)	$748.1
Issuance of common stock under share-based compensation plans	—	6.0	—	—	6.0
Share-based payment expense	—	29.9	—	—	29.9
Repurchase and retirement of common stock	—	(14.6)	—	(17.0)	(31.6)
Net income	—	—	—	21.8	21.8
Other comprehensive income, net of tax	—	—	4.0	—	4.0
BALANCES AT JUNE 30, 2017	$0.7	$851.4	$(5.5)	$(68.4)	$778.2

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Years Ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Myriad Genetics, Inc. stockholders	$21.8	$125.3	$80.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.3	26.7	25.0
Non-cash interest expense	0.4	—	—
Loss (gain) on disposition of assets	(0.3)	(0.9)	0.5
Share-based compensation expense	29.9	31.6	45.7
Impairment of cost basis investment	2.4	—	—
Bad debt expense	37.3	33.3	31.5
Loss on extinguishment of debt	1.3	—	—
Deferred income taxes	1.3	18.1	(0.4)
Unrecognized tax benefits	1.2	(2.4)	2.1
Change in fair value of contingent consideration	(0.8)	—	—
Excess tax benefit from share-based compensation	—	—	(3.4)
Changes in assets and liabilities:
Prepaid expenses	7.8	(7.2)	(5.5)
Trade accounts receivable	(41.4)	(39.2)	(34.4)
Other receivables	(4.0)	(0.9)	2.5
Inventory	(1.2)	(14.6)	(0.8)
Prepaid taxes	3.6	(3.8)	13.6
Accounts payable	(3.0)	—	(3.1)
Accrued liabilities	0.7	0.5	(13.4)
Deferred revenue	0.9	(0.2)	0.4
Net cash provided by operating activities	106.2	166.3	140.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6.1)	(5.0)	(23.9)
Acquisitions, net of cash acquired	(216.1)	(37.0)	(20.1)
Sale of cost basis investment	2.6	-	-
Purchases of marketable investment securities	(87.5)	(164.5)	(80.7)
Proceeds from maturities and sales of marketable investment securities	160.8	115.1	165.6
Net cash provided by (used in) investing activities	(146.3)	(91.4)	40.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	6.0	94.3	30.0
Net proceeds from revolving credit facility	204.0	—	—
Net proceeds from term loan	199.0	—	—
Repayment of term loan	(200.0)	—	—
Repayment of revolving credit facility	(105.0)	—	—
Fees paid for extinguishment of debt	(0.6)	—	—
Excess tax benefit from share-based compensation	—	—	3.4
Repurchase and retirement of common stock	(31.6)	(162.6)	(210.7)
Net cash provided by (used in) financing activities	71.8	(68.3)	(177.3)
Effect of foreign exchange rates on cash and cash equivalents	2.2	(2.2)	(4.8)
Net (decrease) increase in cash and cash equivalents	33.9	4.4	(0.7)
Cash and cash equivalents at beginning of year	68.5	64.1	64.8
Cash and cash equivalents at end of year	$102.4	$68.5	$64.1

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.   All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.  A reclassification of ($0.3) and ($0.2) from other to interest expense in the consolidated statements of operations for fiscal years ended June 30, 2016 and 2015 and a reclassification of $10.4 from other long-term liabilities to contingent consideration in the consolidated balance sheet for year ended June 30, 2016 in order to conform with the current-year presentation.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the fiscal years ended June 30, 2017, 2016 and 2015.

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Years Ended June 30,
	2017	2016	2015
Denominator:
Weighted-average shares outstanding used to compute basic EPS	68.3	70.0	71.3
Effect of dilutive stock options	0.5	3.4	3.2
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	68.8	73.4	74.5

Certain outstanding options and RSUs were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Years Ended June 30,
	2017	2016	2015
Anti-dilutive options and RSUs excluded from EPS computation	7.0	—	—

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency. For those subsidiaries, expenses denominated in the functional currency are translated into U.S. dollars using average exchange rates in effect during the period and assets and liabilities are translated using period-end exchange rates. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ (deficit) equity.

The following table shows the cumulative translation adjustments included in other comprehensive income:

Ending balance June 30, 2016	$(10.1)
Period translation adjustments	4.4
Ending balance June 30, 2017	(5.7)

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. We adopted this guidance during the prior fiscal year.  For discussion of impact see note 10 to the financial statements.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The standard will be effective for the Company beginning July 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016.

The Company plans to adopt the standard July 1, 2018 using the modified retrospective method.  The Company continues to assess the impact of this standard on its results of operations, financial position and cash flows.  Based on its preliminary assessment, the Company expects the majority of the amounts that have historically been classified as bad debt expense, primarily related to patient responsibility, will be reflected as a reduction of the transaction price and therefore as a reduction in revenue.  The Company anticipates an increase in the level of required financial statement disclosures due to the standard.

2.	BUSINESS ACQUISITIONS

Assurex

On August 31, 2016, the Company completed the acquisition of Assurex, pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated August 3, 2016. Pursuant to the terms of the Merger Agreement, Myriad Merger Sub, Inc., a wholly owned subsidiary of the Company was merged with and into Assurex, with Assurex continuing as the surviving corporation, and wholly owned subsidiary of Myriad.  The Company acquired Assurex for total consideration of $351.6, net of cash acquired of $5.5, including a cash payment of $216.1, and two potential performance-based milestones totaling $185.0 with a fair value of $130.0.  The fair value of the performance-based milestones was determined by using the Monte Carlo method.

Of the cash consideration, $19.1 was deposited into an escrow account to fund (i) any post-closing adjustments payable to Myriad based upon differences between the estimated working capital and the actual working capital of Assurex at closing, and (ii) any indemnification claims made by Myriad against Assurex within 18 months following closing.

Total consideration transferred was allocated to tangible assets acquired and liabilities assumed based on their fair values as of the acquisition date including current adjustments as set forth below.  The Company believes the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a product, GeneSight, which has growth potential.  These factors contributed to consideration transferred in excess of the fair value of Assurex’s net tangible and intangible assets acquired, resulting in the Company recording $119.1 in goodwill in connection with the transaction.  During the year ended June 30, 2017 there were fair value reductions as of the date of the acquisition to intangible assets and equipment totaling $1.7 due to adoption of our capitalization policy which increased goodwill by that amount. During the period there was an adjustment to working capital as of the date of acquisition which required an additional $3.1 cash payment and increased goodwill by that amount, $2.0 decrease in the deferred tax liability due to a change in the blended state tax rate as well as changes in the pre-acquisition deferred tax liabilities which decreased goodwill by the same amount.

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), the fair value of equipment, non-controlling interest, as well as tax-related matters, including tax basis of acquired assets and liabilities in a foreign jurisdiction. During the measurement period, the Company may record adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). The preliminary purchase price allocation as of June 30, 2017 is as follows:

Estimated Fair Value
Current assets	$18.2
Intangible assets	295.6
Equipment	1.8
Goodwill	119.1
Current liabilities	(18.6)
Deferred tax liability	(64.5)
Total fair value purchase price	$351.6
Less: Contingent consideration	(130.0)
Less: Cash acquired	(5.5)
Total cash consideration transferred	$216.1

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

Goodwill

The $119.1 of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s research and commercial operations with Assurex’s. This goodwill is not deductible for income tax purposes.  As discussed above, the change in goodwill from the date of acquisition is shown below:

Carrying
amount
Balance August 31, 2016	$116.3
Fair value adjustment to equipment and intangibles	1.7
Working capital adjustment	3.1
Change in deferred tax liability	(2.0)
Ending balance June 30, 2017	$119.1

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

	Years Ended
	June 30,
	2017	2016
Revenue	$782.8	$819.7
Income from operations	41.9	102.2
Net income	2.5	71.8
Net income per share, basic	$0.04	$1.03
Net income per share, diluted	$0.04	$0.98

To complete the purchase transaction, we incurred approximately $5.0 of acquisition costs, which were recorded as selling, general and administrative expenses.  For the year ended June 30, 2017, Assurex contributed revenue of approximately $78.4.  For year ended June 30, 2017 operating expenses related to Assurex were approximately $96.4.

Sividon

On May 31, 2016 we completed the acquisition of Sividon Diagnostics GmbH (“Sividon”), a leading breast cancer prognostic company with cash paid and total cash consideration transferred of $39.0 upfront and the potential for  €15.0 ($17.1 converted at the June 30, 2017 period end exchange rate) in additional performance-based milestones.

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

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants.  During the measurement period, the Company recorded adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition. During the year ended June 30, 2017 there was a decrease in contingent consideration of $0.4 and intangibles of $0.4 which increased goodwill by $0.8 based upon updated fair value calculations as of the purchase date.  The allocation of consideration transferred is now final.

Estimated Fair
Value
Current assets	$2.7
Intangible assets	45.8
Equipment	0.3
Goodwill	18.5
Current liabilities	(15.4)
Total fair value purchase price	$51.9
Less: Contingent consideration	(10.9)
Less: Cash acquired	(2.0)
Total cash consideration transferred	$39.0

The acquisition of Sividon has been deemed insignificant in relation to the consolidated financials.  As such, pro forma financial information has not been provided.

3.	MARKETABLE INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2017 and 2016 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2017:
Cash and cash equivalents:
Cash	$83.5	$—	$—	$83.5
Cash equivalents	18.9	—	—	18.9
Total cash and cash equivalents	102.4	—	—	102.4
Available-for-sale:
Corporate bonds and notes	45.4	0.1	(0.1)	45.4
Municipal bonds	32.7	—	—	32.7
Federal agency issues	11.6	—	(0.1)	11.5
US government securities	7.2	—	—	7.2
Total	$199.3	$0.1	$(0.2)	$199.2

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2016:
Cash and cash equivalents:
Cash	$66.1	$—	$—	$66.1
Cash equivalents	2.4	—	—	2.4
Total cash and cash equivalents	68.5	—	—	68.5
Available-for-sale:
Corporate bonds and notes	50.8	0.2	—	51.0
Municipal bonds	85.4	0.2	—	85.6
Federal agency issues	25.5	—	—	25.5
US government securities	8.2	0.1	—	8.3
Total	$238.4	$0.5	$—	$238.9

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at June 30, 2017:

	Amortized	Estimated
	cost	fair value
Cash	$83.5	$83.5
Cash equivalents	18.9	18.9
Available-for-sale:
Due within one year	48.3	48.3
Due after one year through five years	48.6	48.5
Due after five years	—	—
Total	$199.3	$199.2

Debt securities in an unrealized loss position as of June 30, 2017 were not impaired at acquisition and the declines in fair value are not attributed to declines in credit quality. Management believes that it is more likely than not that the securities will be held until a recovery of par value. All securities in an unrealized loss position as of June 30, 2017 and 2016 are debt securities. Debt securities available-for-sale in a gross unrealized loss position as of June 30, 2017 and 2016 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
At June 30, 2017:
Debt securities:
Corporate bonds and notes	29.9	0.1	—	—	29.9	0.1
Municipal bonds	13.3	—	0.7	—	14.0	—
Federal agency issues	11.5	0.1	—	—	11.5	0.1
US government securities	5.3	—	—	—	5.3	—
	$60.0	$0.2	$0.7	$—	$60.7	$0.2

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
At June 30, 2016:
Debt securities:
Corporate bonds and notes	5.0	—	1.5	—	6.5	—
Municipal bonds	7.6	—	6.3	—	13.9	—
Federal agency issues	6.0	—	—	—	6.0	—
US government securities	—	—	—	—	—	—
	$18.6	$—	$7.8	$—	$26.4	$—

Additional information relating to fair value of marketable investment securities can be found in Note 12.

4.	PROPERTY, PLANT AND EQUIPMENT, NET

	Years Ended June 30,
	2017	2016
Land	$2.3	$2.3
Buildings and improvements	17.1	17.3
Leasehold improvements	22.1	18.7
Equipment	106.9	103.4
	148.4	141.7
Less accumulated depreciation	(97.3)	(83.4)
Property, plant and equipment, net	$51.1	$58.3

	Years Ended June 30,
	2017	2016	2015
Depreciation expense	$15.0	$14.1	$12.3

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $316.1 from the acquisitions of Sividon Diagnostics that was completed on May 31, 2016, GmbH, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $250.5 relates to the Company’s diagnostic segment and $65.6 related to the other segment.  The Company assessed goodwill for impairment in accordance with the appropriate guidance (see Note 1) and recorded no impairment of goodwill for the period ended June 30, 2017, 2016 and 2015. Included in the diagnostic segment is $119.1 in goodwill associated with the acquisition of Assurex which is preliminary and subject to adjustment within the measurement period (see Note 2).

The following summarizes changes to the goodwill balance for the years ended June 30, 2017 and 2016:

	Years Ended June 30,
	2017	2016
Beginning balance	$195.3	$177.2
Acquisitions (see note 2)	116.3	17.7
Adjustments to acquisitions (see note 2)	3.6	0.6
Translation adjustments	0.9	(0.2)
Ending balance	$316.1	$195.3

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, developed technology, a laboratory database, trademarks, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development.  Certain of these intangible assets were recorded as part of the Company’s purchase of Assurex on August, 31, 2016, Sividon on March 31, 2016, Crescendo on February 28, 2014 and Myriad RBM on May 31, 2011.  The Company’s developed technology and database acquired have estimated remaining useful lives between14 and 19 years, trademarks acquired have an estimated remaining useful life of approximately 11 years and customer relationships have an estimated remaining useful life of approximately 4 years.  The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets.  The classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned.  The Company concluded there was no impairment of long-lived assets for the years ended June 30, 2017, 2016 and 2015.

The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
At June 30, 2017:	Amount	Amortization	Net
Purchased licenses and technologies	$525.7	$(61.2)	$464.5
Customer relationships	4.6	(2.8)	1.8
Trademarks	3.0	(0.8)	2.2
Total amortizable intangible assets	533.3	(64.8)	468.5
In-process research and development	23.1	—	23.1
Total unamortized intangible assets	23.1	—	23.1
Total intangible assets	$556.4	$(64.8)	$491.6

	Gross
	Carrying	Accumulated
At June 30, 2016:	Amount	Amortization	Net
Purchased licenses and technologies	$228.7	$(28.5)	$200.2
Customer relationships	4.7	(2.4)	2.3
Trademarks	3.0	(0.6)	2.4
Total amortizable intangible assets	236.4	(31.5)	204.9
In-process research and development	22.6	—	22.6
Total unamortized intangible assets	22.6	—	22.6
Total intangible assets	$259.0	$(31.5)	$227.5

As of June 30, 2017 the weighted average remaining amortization period for purchased licenses and technologies, trademarks, and customer relationships is approximately 14 years.

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended June 30,
	2017	2016	2015
Amortization of intangible assets	$33.3	$12.6	$12.7

Amortization expense of intangible assets is estimated to be $37.2 in 2018, $37.2 in 2019, $36.9 in 2020, $36.9 in 2021 and $36.9 in 2022 and $283.4 thereafter.

6.	COST BASIS INVESTMENT

In April 2013, the Company acquired approximately 28 shares of Series E preferred stock of RainDance Technologies, Inc. (“RainDance”) of Lexington, Massachusetts, for $5.0. RainDance provides high-throughput picodroplet-based technology that can encapsulate a single molecule, cell or reaction and be digitally analyzed and sorted one at a time.  The Series E shares purchased by the Company represented less than 5% of the total shares outstanding of RainDance’s capital stock. Subsequent to the investment the Company evaluated its relationship with RainDance and determined it did not have significant influence over the operations of RainDance.  During the year ended June 30, 2017, the Company sold its investment in RainDance Technologies, Inc., which had been recorded under the cost method as an “Other Asset” on the Company’s condensed consolidated balance sheet for $2.6 and recognized a $2.4 impairment.

7.	ACCRUED LIABILITIES

	Years Ended June 30,
	2017	2016
Employee compensation and benefits	$44.4	$37.3
Accrued taxes payable	7.1	2.8
Other	14.1	9.4
Total accrued liabilities	$65.6	$49.5

8.	SHORT-TERM DEBT

On August 31, 2016, we entered into a Credit Agreement pursuant to which it borrowed term loans in an aggregate principal amount of $200.0 (the “Term Loan”). The Term Loan was to mature on August 31, 2017. There were no scheduled principal payments of the Term Loan prior to its maturity date.

The proceeds of the Term Loan were used to (i) finance the acquisition of Assurex, (ii) refinance certain existing indebtedness of Assurex and its subsidiaries, (iii) pay fees, commissions, transactions costs and expenses incurred in connection with the foregoing, and (iv) for working capital and other general corporate purposes.

On December 23, 2016, we entered into a senior secured revolving credit facility (the “Facility”).  A portion of the proceeds of the Facility were used to extinguish in full the obligations under the Term Loan.  We recognized a $1.3 loss on the extinguishment reflected which is presented as a component of interest expense on the consolidated statement of operations.

9.	LONG-TERM DEBT

On December 23, 2016, The Company entered into the Facility by and among Myriad, as borrower, the lenders from time to time party thereto, providing for the Facility in an aggregate principal amount of up to $300.0, which amount shall include $10.0 sublimits, in each case, for swingline loans and letters of credit. Pursuant to the Facility, Myriad borrowed revolving loans in an aggregate principal amount of $205.0 with $0.7 upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Facility resulting in current net long-term debt of $204.0. The Facility matures on December 23, 2021.  There are no scheduled principal payments of the Facility prior to its maturity date.

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

Covenants in the Facility, which went into effect during the quarter ending March 31, 2017, impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain a specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Facility.  The Company in compliance with all financial covenants at June 30, 2017.

During the year ended June 30, 2017 the Company made $105.0 in principal repayments.

The Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Facility. Amounts outstanding under the Facility were as follows:

	Years Ended June 30,
	2017	2016
Long-term debt	$100.0	$-
Long-term debt discount	(0.9)	-
Net long-term debt	$99.1	$-

10.	OTHER LONG TERM LIABILITIES

	Years Ended June 30,
	2017	2016
Pension obligation	$5.9	$5.9
Other	1.3	1.9
Total other long term liabilities	$7.2	$7.8

The Company has two non-contributory defined benefit pension plans for its current and former Clinic employees. The Company has closed participation in the plans to exclude those employees hired after 2002. As of June 30, 2017 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $5.9.

11.	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at June 30, 2017, 2016 and 2015.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 68.4, 69.1, and 68.9 shares issued and outstanding at June 30, 2017, 2016 and 2015 respectively.

Common shares issued and outstanding

	Years Ended June 30,
	2017	2016	2015
Common stock issued and outstanding at July 1	69.1	68.9	73.5
Common stock issued upon exercise of options and employee stock plans	0.9	4.7	1.4
Repurchase and retirement of common stock	(1.6)	(4.5)	(6.0)
Common stock issued and outstanding at June 30	68.4	69.1	68.9

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of June 30, 2017, the Company has $160.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended June 30, 2017, 2016 and 2015 were as follows:

	Year ended June 30,
	2017	2016	2015
Shares purchased and retired	1.6	4.5	6.0
Common stock and additional paid-in-capital reductions	$14.6	$41.2	$51.5
Charges to retained earnings	$17.0	$121.4	$159.2

12.	INCOME TAXES

Income tax expense consists of the following:

	Year ended June 30,
	2017	2016	2015
Current:
Federal	$17.2	$22.2	$53.7
State	2.4	3.5	4.7
Total Current	19.6	25.7	58.4
Deferred:
Federal	2.0	15.4	(2.1)
State	(1.7)	(3.2)	8.7
Foreign	(1.7)	3.5	(2.3)
Change in valuation allowance	3.1	2.2	(8.0)
Total Deferred	1.7	17.9	(3.7)
Total income tax expense	$21.3	$43.6	$54.7

Income (loss) before income taxes consists of the following:

	Year ended June 30,
	2017	2016	2015
United States	$45.9	$169.5	$147.0
Foreign	(3.0)	(0.6)	(12.1)
Total	$42.9	$168.9	$134.9

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2017	2016	2015
Federal income tax expense at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	2.0	1.7
Research and development credits, net of the federal tax on state credits	(7.1)	(1.3)	(2.5)
Uncertain tax positions, net of federal benefit	3.8	0.6	1.2
Uncertain tax benefits statute expired, net of federal benefit	(0.9)	(4.4)	0.0
Incentive stock option and employee stock purchase plan expense	1.9	(0.3)	0.2
Adjustment to deferred tax liability attributable to acquired intangible assets	0.0	0.0	1.6
Foreign rate differential	(1.2)	0.0	1.6
Change in valuation allowance	7.1	1.2	2.6
California basis step-up election, net of related valuation allowance impact	0.0	0.0	(1.2)
Early adoption of ASU 2016-09	7.2	(7.5)	0.0
Acquisition related transaction costs	1.8	0.0	0.0
Other, net	0.4	0.5	0.4
	49.7%	25.8%	40.6%

The Company’s effective tax rate for the year ended June 30, 2017 was higher than the years ended June 30, 2016 and 2015. This increase was primarily due a valuation allowance relating to capital losses, the early adoption of ASU 2016-09 regarding stock compensation and an increase in the Company’s liability for unrecognized tax expense.

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following at June 30, 2017 and 2016:

	Year ended June 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$75.5	$54.4
Property, plant and equipment	2.1	1.8
Accrued vacation	3.0	2.0
Allowance for doubtful accounts	9.7	2.4
Stock compensation expense	29.9	27.0
Research and development credits	9.9	9.4
Uncertain state tax positions	1.4	1.1
Other, net	2.3	0.7
Total gross deferred tax assets	133.8	98.8
Less valuation allowance	(40.5)	(35.6)
Total deferred tax assets	93.3	63.2
Deferred tax liabilities:
Intangible assets	177.7	81.1
Total deferred tax liabilities	177.7	81.1
Net deferred tax liability	(84.4)	(17.9)

Due to sustained positive operating performance and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of the majority of its deferred income tax assets will be realized. However, for certain deferred tax assets, a valuation allowance has been established. For the years ended June 30, 2017 and 2016, the Company’s valuation allowance increased by $4.9 and decreased by $2.2, respectively. The net increase of the valuation allowance in the year ended June 30, 2017 consisted of an increase of $1.4 related to capital losses, an increase of $1.9 related to the acquisition of Assurex Health, Inc., an increase of $1.2 related to foreign losses and an increase of $0.4 related to Utah Research Activities Credits. The net increase of the valuation allowance in the year ended June 30, 2016 consisted of an increase of $3.8 related to the adoption of ASU 2016-09 with regard to state excess tax benefits, an increase of $1.9 related to additional state research credit carry-forwards, for which the company concluded it was more likely than not that the benefits of the losses and credits will not be realized. In addition, there was an offsetting decrease in the valuation allowance on foreign net operating losses in the amount of $3.5 which related to a corresponding decrease in the foreign net operating losses.

The Company acquired Sividon Diagnostics GmbH on May 31, 2016 (see Note 2). As part of the purchase accounting for this acquisition a net deferred tax liability of approximately $13.2 was recorded, consisting primarily of intangible assets for which the book basis exceeds the tax basis.  The Company Acquired Assurex Health, Inc. on August 31, 2016 (see Note 2).  As part of the purchase accounting for the acquisition, a net deferred tax liability of approximately $64.5 was recorded, consisting primarily of intangible assets for which the book basis exceeds the tax basis.

During the fiscal year ended June 30, 2016 the Company elected to early adopt ASU 2015-17, Balance Sheet Classification of Deferred Taxes, and ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, both provisions were adopted prospectively.  Prior to the adoption of ASU 2016-09, excess tax benefits from stock based compensation were credited directly to additional paid-in-capital. With the early adoption of ASU 2016-09, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement.  The Company realized a tax deficiency of $3.1 in the year ended June 30, 2017 and an excess tax benefit of $12.7 in the year ended June 30, 2016.

At June 30, 2017, the Company had the following net operating loss and research credit carryforwards, with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated.

		Subject to	Expires
Carryforwards	Amount	sections 382, 383	beginning in year	Through
Federal net operating loss	$160.9	Yes	2027	2033
Utah net operating loss	209.5	No	2016	2024
Oklahoma net operating loss	14.1	Yes	2023	2033
Foreign net operating losses (various jurisdictions)	26.0	No	Various	Various
Federal research credit	3.2	Yes	2025	2032
Utah research credit	10.1	No	2021	2031

All of the Utah net operating loss carryforwards are ‘excess tax benefits’ as defined by ASC guidance and, if realized in future years, will be recognized as a credit to tax benefit, pursuant to the guidance of ASU 2016-09. The Company’s deferred tax asset for the Utah net operating loss ‘excess tax benefits’ is approximately $6.8 and is offset by a full valuation allowance at June 30, 2017.

Consistent with the indefinite reversal criteria of ASC 740-30-25-17, the Company intends to invest undistributed earnings of its foreign subsidiaries indefinitely. Due to the cumulative losses that have been incurred to date in its foreign operations, the amount of unrecorded deferred liability resulting from the indefinite reversal criteria at June 30, 2017 is $0.

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

	Year ended June 30,
	2017	2016	2015
Unrecognized tax benefits at the beginning of year	$24.2	$26.3	$24.2
Gross increases - current year tax positions	0.7	0.6	1.1
Gross increases - prior year tax positions	0.7	5.4	1.0
Gross increases - acquisitions	—	—	—
Gross decreases - prior year tax positions	(0.4)	(8.1)	—
Unrecognized tax benefits at end of year	$25.2	$24.2	$26.3
Interest and penalties in year-end balance	$(0.9)	$0.5	$0.6

Interest and penalties related to uncertain tax positions are included as a component of income tax expense all other interest and penalties are included as a component of other income (expense).

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.   The years ended June 30, 2013 through June 30, 2017 remain subject to examination at June 30, 2017. The Company’s income tax returns for the following jurisdictions are currently under examination:  California State income tax returns for the years ended June 30, 2013 through 2014; New Jersey State income tax returns for the years ended June 30, 2007 through 2013; and U.S. income tax returns for the years ended June 30, 2014 through 2015.  The Company recently was subject to an examination of its payroll reporting by the Internal Revenue Service.  The payroll audit concluded during the year ended June 30, 2017 and resulted in a penalty of $0.9, which is included in the Company’s results for that year. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The Company’s foreign income tax returns and all other state tax returns are not currently under examination.

13.	SHARE-BASED COMPENSATION

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders.  The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors.  On December 1, 2016, the shareholders approved an amendment to the 2010 Plan to add 2.5 to the number of shares of common stock available for grant. As of June 30, 2017, a total of 2.8 shares of common stock are available for issuance under the 2010 Plan. In addition, as of June 30, 2017, the Company may grant up to 2.3 additional shares under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire in the future without the issuance of shares of common stock by the Company.  The exercise price of options granted in 2017, 2016 and 2015 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years.  Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant. In September 2014, the Company began issuing restricted stock units (“RSUs”) in lieu of stock options.  RSUs generally vest ratably over four years on the anniversary date of the grant to all employees. The number of RSUs awarded to certain executive officers may be reduced if certain additional performance metrics are not met. Options and restricted stock units granted to our non-employee directors vest in full upon the earlier of (i) one full year of service on the Board following date of grant or (ii) the date of the next annual meeting of stockholders.

Stock Options

A summary of option activity is as follows for the fiscal years ended June 30:

	2017		2016		2015
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	shares	price	shares	price	shares	price
Options outstanding at beginning of year	8.2	$24.52	12.5	$23.49	14.2	$23.30
Options granted	—	$—	—	$—	—	$—
Less:
Options exercised	(0.1)	$14.81	(4.3)	$21.51	(1.2)	$20.17
Options canceled or expired	(0.1)	$26.55	—	$—	(0.5)	$25.98
Options outstanding at end of year	8.0	$24.67	8.2	$24.52	12.5	$23.49
Options exercisable at end of year	7.5	$24.55	6.7	$24.04	9.6	$22.80
Options vested and expected to vest	8.0	$24.67	8.2	$24.52	12.5	$23.49
Weighted average fair value of options granted during the year	—	$—	—	$—	—	$—

The following table summarizes information about stock options outstanding at June 30, 2017:

	Options outstanding			Options exercisable
	Number	Weighted		Number
	outstanding	average	Weighted	exercisable	Weighted
Range of	at	remaining	average	at	average
exercise	June 30,	contractual	exercise	June 30,	exercise
prices	2017	life (years)	price	2017	price
13.28 - 21.66	2.1	3.73	$18.66	2.1	$18.66
21.73 - 26.49	3.2	3.72	25.42	2.7	25.23
27.07 - 30.12	2.2	4.39	27.81	2.2	27.81
30.34 - 37.73	0.5	2.27	30.46	0.5	30.44
	8.0	3.81	$24.67	7.5	$24.55

Options exercisable at June 30, 2017 had a weighted average remaining contractual life of 3.8 years.

As of June 30, 2017, there was $1.0 of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 0.2 years.

Restricted Stock Units

A summary of RSU activity is as follows:

	2017		2016
		Weighted		Weighted
	Number	average	Number	average
	of	grant date	of	grant date
	shares	fair value	shares	fair value
RSUs outstanding at the beginning of year	1.4	$38.76	1.0	$37.63
RSUs granted	1.1	21.47	0.8	40.62
Less:
RSUs released	(0.4)	22.20	(0.4)	39.74
RSUs canceled	(0.1)	33.00	—	—
RSUs outstanding at end of year	2.0	$33.02	1.4	$38.76

As of June 30, 2017, there was $31.3 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.0 years.

Share-based compensation expense recognized and included in the consolidated statements of operations for the fiscal years ended June 30, 2017, 2016 and 2015 were as follows:

	Years Ended June 30,
	2017	2016	2015
Cost of molecular diagnostic testing	$0.9	$0.9	$0.9
Cost of pharmaceutical and clinical services	0.3	0.4	0.5
Research and development expense	5.8	5.4	4.3
Selling, general, and administrative expense	22.9	24.9	40.0
Total share-based compensation expense	$29.9	$31.6	$45.7

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

As of
June 30, 2017
Unrecognized share-based compensation cost	$32.3
Aggregate intrinsic value of options outstanding	17.4
Aggregate intrinsic value of options fully vested	17.4
Aggregate intrinsic value of RSUs outstanding	$52.5

The total intrinsic value of options exercised during 2017, 2016 and 2015 was as follows:

	Years Ended June 30,
	2017	2016	2015
Total intrinsic value of options exercised	$0.9	$86.1	$20.5

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan that was approved by shareholders in 1995 (the “1995 Purchase Plan”), and subsequently amended, under which 2.0 shares of common stock had been authorized. As of December 5, 2012, a total of 2.0 shares of common stock had been issued under the 1995 Purchase Plan when it was terminated. On December 5, 2012, following shareholder approval, the Company adopted the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. At June 30, 2017, a total of 0.7 shares of common stock had been purchased under the 2012 Plan. Shares purchased under and compensation expense associated with the 1995 and 2012 Plans for the years reported are as follows:

	Years Ended June 30,
	2017	2016	2015
Shares purchased under the plans	0.5	0.2	0.2
Plan compensation expense	$2.3	$1.9	$1.8

On June 1, 2017 there was an amendment to the 2012 Purchase Plan such that the plan is non-compensatory.  As of June 30, 2017, there is no unrecognized share-based compensation expense related to the 2012 Purchase Plan.

The fair value of shares issued under the Plan that was in effect for each period reported was calculated using the Black‑Scholes option-pricing model using the following weighted-average assumptions:

	2017	2016	2015
Risk-free interest rate	0.6%	0.4%	0.1%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	72%	31%	33%

14.	FAIR VALUE MEASUREMENTS

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

Level 3—unobservable inputs.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.  For Level 3 contingent consideration, we reassess the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability.  This fair value measurement is considered a Level 3 measurement because we estimate projections during the earn out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business.  The contingent earn out liabilities are classified as a component of long-term and short-term contingent consideration in our consolidated balance sheets.  Changes to the earn out liabilities are reflected in other income (expense) in our consolidated statements of operations.  Changes to the unobservable inputs could have a material impact on our financial statements.

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $87.3 at June 30, 2017.

The following tables set forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

	Level 1	Level 2	Level 3	Total
June 30, 2017
Money market funds (a)	$7.4	$—	$—	$7.4
Corporate bonds and notes	—	50.4	—	50.4
Municipal bonds	—	36.9	—	36.9
Federal agency issues	—	13.8	—	13.8
US government securities	—	7.2	—	7.2
Contingent consideration	—	—	(140.5)	(140.5)
Total	$7.4	$108.3	$(140.5)	$(24.8)

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2016
Money market funds (a)	$2.4	$—	$—	$2.4
Corporate bonds and notes	—	51.0	—	51.0
Municipal bonds	—	85.6	—	85.6
Federal agency issues	—	25.5	—	25.5
US government securities	—	8.3	—	8.3
Contingent consideration	—	—	$(10.4)	(10.4)
Total	$2.4	$170.4	$(10.4)	$162.4

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying Amount
Balance June 30, 2016	$10.4
Purchases (see note 2)	130.0
Adjustments to purchase accounting	0.5
Change in fair value recognized in the statement of operations	(0.8)
Translation adjustments recognized in other comprehensive income	0.4
Balance June 30, 2017	$140.5

15.	COMMITMENT AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2017, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

The Company leases office and laboratory space under five non-cancelable operating leases, with terms that expire between 2022 and 2027 in Salt Lake City, Utah, one cancelable lease for office and laboratory space with a term that expires in 2018 in Munich, Germany, a non-cancelable operating lease for Myriad RBM for office and laboratory space that expires in 2020 in Austin, Texas, and a non-cancelable lease for office and laboratory space that expires in 2017 in Cologne, Germany.  The Company also leases office and laboratory space under one non-cancellable operating lease that expires in 2021 in South San Francisco, California for Crescendo.  The Company also leases office and laboratory space under two non-cancelable leases that expire between 2018 and 2024 in Mason, Ohio and Toronto, Canada for Assurex.  In addition, the Company maintains lease agreements that expire between 2018 and 2022 for administrative offices in

Zurich, Switzerland; Paris, France; Madrid, Spain; Milan, Italy; London, UK and Munich, Germany. Furthermore, the Company leases information technology equipment under four non-cancelable leases, with terms that expire in 2018 and 2019.

The following is a summary of the Company’s rental expense for the fiscal years reported:

	Years Ended June 30,
	2017	2016	2015
Rental expense	$15.2	$14.3	$13.8

Future minimum lease payments under the Company’s current leases as of June 30, 2017 are as follows:

Fiscal year ending:
2018	$12.8
2019	12.1
2020	12.4
2021	10.6
2022	8.7
Thereafter	32.5
$89.1

16.	EMPLOYEE DEFERRED SAVINGS PLAN

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation.

The Company’s recorded contributions to the plan as follows:

	Years Ended June 30,
	2017	2016	2015
Deferred savings plan Company contributions	$6.6	$5.5	$5.1

17.	SEGMENT AND RELATED INFORMATION

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

	Diagnostics	Other	Total
Year ended June 30, 2017:
Revenues	$722.1	$49.3	$771.4
Depreciation and amortization	42.8	5.5	48.3
Segment operating income (loss)	130.9	(81.5)	49.4
Year ended June 30, 2016:
Revenues	$705.7	$48.1	$753.8
Depreciation and amortization	21.5	5.2	26.7
Segment operating income (loss)	239.3	(72.5)	166.8
Year ended June 30, 2015:
Revenues	$695.5	$27.6	$723.1
Depreciation and amortization	20.5	4.5	25.0
Segment operating income (loss)	217.1	(82.9)	134.2

	Years Ended June 30,
	2017	2016	2015
Total operating income for reportable segments	$49.4	$166.8	$134.2
Unallocated amounts:
Interest income	1.2	0.9	0.4
Interest Expense	(6.0)	(0.3)	(0.2)
Change in the fair value of contingent consideration	0.8	—	—
Other	(2.5)	1.5	0.5
Income from operations before income taxes	42.9	168.9	134.9
Income tax provision	21.3	43.6	54.7
Net income	21.6	125.3	80.2
Net loss attributable to non-controlling interest	(0.2)	—	—
Net income attributable to Myriad Genetics, Inc. stockholders	$21.8	$125.3	$80.2

The following table sets forth a comparison of balance sheet assets by operating segment:

	June 30,
	2017	2016
Net equipment, leasehold improvements and property:
Diagnostics	20.2	26.3
Other	30.9	32.0
Total	$51.1	$58.3
Total Assets:
Diagnostics	900.9	512.4
Other	124.3	129.2
Total	$1,025.2	$641.6

The following table reconciles assets by geographical region:

	June 30,
	2017	2016
Net equipment, leasehold improvements and property:
United States	27.6	33.6
Rest of world	23.5	24.7
Total	$51.1	$58.3
Total Assets:
United States	912.8	532.6
Rest of world	112.4	109.0
Total	$1,025.2	$641.6

The following table reconciles assets by operating segment and geographic region to total assets:

	June 30,
	2017	2016
Total assets by segment and geographical region	$1,025.2	$641.6
Cash, cash equivalents, and marketable investment securities (1)	199.2	238.9
Total	$1,224.4	$880.5

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The majority of the Company’s revenues were derived from the sale of diagnostic tests in the United States. There were no customers that accounted for greater than 10% of revenue in the years ended June 30, 2017, 2016 and 2015.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2017	2016	2015
Cash paid during the year for income taxes	$12.3	$32.0	$39.1
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders' equity	(0.6)	0.3	—

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2.  Internal Control Over Financial Reporting

a.  Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2017, our internal control over financial reporting is effective based on those criteria.

Management has excluded Assurex from its assessment of internal control over financial reporting as of June 30, 2017, because we acquired Assurex in a business combination on August 31, 2016.  Assurex is a wholly-owned subsidiary whose total assets and net assets represent 33.8% and 42.8%, respectively, and revenues represent 10.2% with a negative impact on net income as of June 30, 2017.

The effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as follows:

b.   Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Myriad Genetics, Inc. and subsidiaries

We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Myriad Genetics, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Assurex Health, Inc., which is included in the fiscal 2017 consolidated financial statements of Myriad Genetics, Inc. and subsidiaries and constituted 33.8% and 42.8% of total and net assets, respectively, as of June 30, 2017 and 10.2% of revenues for the year then ended. Our audit of internal control over financial reporting of Myriad Genetics, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Assurex Health, Inc.

In our opinion, Myriad Genetics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2017 of Myriad Genetics, Inc. and subsidiaries and our report dated August 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, UT

August 9, 2017

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

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on November 30, 2017.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management and Corporate Governance – Committees of the Board of Directors and Meetings – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Management and Corporate Governance – Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on November 30, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on November 30, 2017.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on November 30, 2017.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants” in our Proxy Statement for the 2017 Annual Meeting of the Stockholders to be held on November 30, 2017.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are included as part of this Annual Report on Form 10-K.
1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedule

The following schedule is filed as part of this Annual Report on Form 10-K:

Schedule II - Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2017, 2016 and 2015.

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

The exhibits which are filed with or incorporated by reference into this Annual Report on Form 10-K are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2017.

MYRIAD GENETICS, INC.

By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Mark C. Capone	President, Chief Executive	August 9, 2017
	Mark C. Capone	Officer and Director
(principal executive officer)

By:	/s/ R. Bryan Riggsbee	Chief Financial Officer	August 9, 2017
	R. Bryan Riggsbee	(principal financial and accounting officer)

By:	/s/ John T. Henderson	Chairman of the Board	August 9, 2017
John T. Henderson, M.D.

By:	/s/ Walter Gilbert	Vice Chairman of the Board	August 9, 2017
Walter Gilbert, Ph.D.

By:	/s/ Lawrence C. Best	Director	August 9, 2017
Lawrence C. Best

By:	/s/ Heiner Dreismann	Director	August 9, 2017
Heiner Dreismann, Ph.D.

By:	/s/ Dennis Langer	Director	August 9, 2017
Dennis Langer, M.D., J.D.

By:	/s/ S. Louise Phanstiel	Director	August 9, 2017
S. Louise Phanstiel

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2017, 2016 and 2015

(In millions)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Net Deductions and Other (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2017	$6.8	$37.3	$(35.9)	$8.2
Year ended June 30, 2016	$7.6	$33.3	$(34.1)	$6.8
Year ended June 30, 2015	$9.0	$31.5	$(32.9)	$7.6

(1)	Primarily represents the write-off of accounts receivables net of recoveries.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

3.1		Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	08/15/11	000-26642

3.2		Restated By-Laws		8-K (Exhibit 3.1)	09/24/14	000-26642

4.1		Specimen common stock certificate		10-K (Exhibit 4.1)	08/15/11	000-26642

Lease Agreements

10.1	.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642

	.2	Amendment to Phase I Lease Agreement, dated February 3, 2016, between the Registrant and HCPI/UTAHII, LLC.		10-Q (Exhibit 10.1)	05/04/16	000-26642

10.2	.1	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642

	.2	Amendment to Phase II Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.2)	05/04/16	000-26642

10.3	.1	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642

	.2	Amendment to Phase III Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.3)	05/04/16	000-26642

10.4	.1	Lease Agreement, effective as of May 31, 2005, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

	.2	Letter of Understanding regarding Lease, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642

	.3	Amendment to Phase IV Lease Agreement, dated February 16, 2007, between Myriad Genetics, Inc. and Boyer Research Park Associates VIII, L.C..		10-Q (Exhibit 10.4)	05/04/16	000-26642

10.5	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642

	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

Agreements with Executive Officers and Directors

10.6		Executive Retention Agreement, dated September 29, 2015, between the Registrant and Richard M. Marsh+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.7		Executive Retention Agreement, dated September 29, 2015, between the Registrant and Jerry S. Lanchbury, Ph.D.+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.8	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642

	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642

	.3	Form of Executive Retention Agreement, as amended.+@		10-Q (Exhibit 10.1)	11/04/15	000-26642

10.9		Executive Retention Agreement, dated September 29, 2015, between the Registrant and Mark. C. Capone+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.10		Executive Retention Agreement between Myriad Genetics Inc. and R. Bryan Riggsbee dated September 29, 2015+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.11		Compensatory Arrangements of Certain Officers+		8-K	06/02/15	000-26642

10.12		Non-Employee Director Compensation Policy+		10-K (Exhibit 10.15)	08/10/17	000-26642

10.13		Form of director and executive officer indemnification agreement+		10-K (Exhibit 10.34)	08/25/09	000-26642

10.14		Indemnification Agreement by and between the Registrant and Virginia C. Drosos, dated September 26, 2016+		10-Q (Exhibit 10.3)	11/02/16	000-26642

10.15		Executive Retention Agreement by and between the Registrant and Virginia C. Drosos, dated September 26, 2016+		10-Q (Exhibit 10.4)	11/02/16	000-26642

Equity Compensation Plans

10.16	.1	2003 Employee, Director and Consultant Stock Option Plan, as amended (the “2003 Plan”)+		10-Q (Exhibit 10.1)	02/3/10	000-26642

	.2	Form of Incentive Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.7)	11/01/07	000-26642

	.3	Form of Non-Qualified Stock Option Agreement under the 2003 Plan+		10-Q (Exhibit 10.8)	11/01/07	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.17	.1	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”)+		8-K (Exhibit 10.1)	12/06/13	000-26642

	.2	Form of Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.3)	02/01/11	000-26642

	.3	Form of Director Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.4)	02/01/11	000-26642

	.4	Form of Restricted Stock Unit Agreement for Executive Officers under the 2010 Plan+		10-Q (Exhibit 10.1)	11/05/14	000-26642

	.5	Form of Restricted Stock Unit Agreement for Directors under the 2010 Plan+		10-Q (Exhibit 10.2)	11/05/14	000-26642

	.6	Myriad Genetics, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan, as amended+		8-K (Exhibit 10.1)	12/02/16	000-26642

10.18		2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.2)	12/07/12	000-26642

10.19		2013 Executive Incentive Plan+		8-K (Exhibit 10.3)	12/07/12	000-26642
Credit Agreement

10.20		Credit Agreement, dated December 23, 2016, among the Registrant and the lenders from time to time party thereto.		10-Q (Exhibit 10.1)	02/08/17	000-26642
Merger Agreements

10.21		Agreement and Plan of Merger among the Registrant, Myriad Merger Sub, Inc., Assurex Health, Inc. and Fortis Advisors LLC, dated as of August 3, 2016.		10-Q (Exhibit 10.1)	11/02/16	000-26642

Other

21.1		List of Subsidiaries of the Registrant	X

23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

101

The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in XBRL (Xtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv)  Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

X

(+)	Management contract or compensatory plan arrangement.
(@)	The agreements with all executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit