Form 10-Q
period 2017-09-30
MYRIAD GENETICS INC
filed 2017-11-08
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2017 the registrant had 69,240,787 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	September 30,	June 30,
ASSETS	2017	2017
Current assets:
Cash and cash equivalents	$87.9	$102.4
Marketable investment securities	60.4	48.3
Prepaid expenses	9.5	12.7
Inventory	38.9	42.2
Trade accounts receivable, less allowance for doubtful accounts of $8.6 September 30, 2017 and $8.2 June 30, 2017	113.2	105.6
Prepaid taxes	8.8	0.2
Other receivables	6.9	5.7
Total current assets	325.6	317.1
Property, plant and equipment, net	49.8	51.1
Long-term marketable investment securities	50.1	48.5
Intangibles, net	483.8	491.6
Goodwill	319.0	316.1
Total assets	$1,228.3	$1,224.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22.5	$22.0
Accrued liabilities	59.8	65.6
Short-term contingent consideration	54.0	127.3
Deferred revenue	2.9	2.6
Total current liabilities	139.2	217.5
Unrecognized tax benefits	31.9	25.2
Other long-term liabilities	7.4	7.2
Contingent consideration	13.8	13.2
Long-term debt	74.2	99.1
Long-term deferred taxes	91.2	84.4
Total liabilities	357.7	446.6
Commitments and contingencies
Stockholders’ equity:
Common stock, 69.2 and 68.4 shares outstanding at September 30, 2017 and June 30, 2017 respectively	0.7	0.7
Additional paid-in capital	859.6	851.4
Accumulated other comprehensive loss	(2.2)	(5.5)
Retained earnings (deficit)	12.8	(68.4)
Total Myriad Genetics, Inc. stockholders’ equity	870.9	778.2
Non-Controlling Interest	(0.3)	(0.4)
Total stockholders' equity	870.6	777.8
Total liabilities and stockholders’ equity	$1,228.3	$1,224.4

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended
	September 30,
	2017	2016
Molecular diagnostic testing	$178.8	$165.1
Pharmaceutical and clinical services	11.4	12.4
Total revenue	190.2	177.5
Costs and expenses:
Cost of molecular diagnostic testing	36.2	34.3
Cost of pharmaceutical and clinical services	6.8	5.7
Research and development expense	17.8	19.4
Change in the fair value of contingent consideration	(73.2)	0.5
Selling, general, and administrative expense	115.2	111.9
Total costs and expenses	102.8	171.8
Operating income	87.4	5.7
Other income (expense):
Interest income	0.4	0.3
Interest expense	(0.9)	(0.7)
Other	(0.3)	(1.3)
Total other income (expense):	(0.8)	(1.7)
Income before income tax	86.6	4.0
Income tax provision	5.6	5.2
Net income (loss)	$81.0	$(1.2)
Net loss attributable to non-controlling interest	(0.1)	—
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$81.1	$(1.2)
Earnings per share:
Basic	$1.18	$(0.02)
Diluted	$1.15	$(0.02)
Weighted average shares outstanding:
Basic	68.6	68.8
Diluted	70.4	68.8

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended
	September 30,
	2017	2016
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$81.1	$(1.2)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(0.4)
Change in foreign currency translation adjustment, net of tax	3.3	4.3
Comprehensive income	84.4	2.7
Comprehensive income attributable to non-controlling interest	—	—
Comprehensive income attributable to Myriad Genetics, Inc. shareholders	$84.4	$2.7

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) attributable to Myriad Genetics, Inc. stockholders	$81.1	(1.2)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.2	9.2
Non-cash interest expense	0.1	0.1
Gain on disposition of assets	(0.1)	(0.2)
Share-based compensation expense	6.4	7.8
Bad debt expense	8.0	7.2
Deferred income taxes	4.7	3.2
Unrecognized tax benefits	6.7	0.4
Change in fair value of contingent consideration	(73.2)	0.5
Changes in assets and liabilities:
Prepaid expenses	3.2	7.8
Trade accounts receivable	(16.5)	(5.9)
Other receivables	0.3	(1.8)
Inventory	3.3	(13.0)
Prepaid taxes	(8.9)	(1.0)
Accounts payable	0.4	(5.0)
Accrued liabilities	(5.8)	(10.0)
Deferred revenue	0.6	(1.0)
Net cash provided by (used in) operating activities	23.5	(2.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.6)	(1.5)
Acquisitions, net of cash acquired	—	(213.0)
Purchases of marketable investment securities	(31.5)	(32.2)
Proceeds from maturities and sales of marketable investment securities	17.9	88.7
Net cash used in investing activities	(15.2)	(158.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments for) common stock issued under share-based compensation plans	1.7	(1.9)
Net proceeds from issuance of debt	—	199.0
Repayment of revolving credit facility	(25.0)	—
Repurchase and retirement of common stock	—	(21.3)
Net cash provided by (used in) financing activities	(23.3)	175.8
Effect of foreign exchange rates on cash and cash equivalents	0.5	3.5
Net increase (decrease) in cash and cash equivalents	(14.5)	18.4
Cash and cash equivalents at beginning of the period	102.4	68.5
Cash and cash equivalents at end of the period	$87.9	$86.9

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Operating results for the three months ended September 30, 2017 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The consolidated financial statements include the accounts of the Company’s majority-owned subsidiary, Assurex Canada, Ltd. which is 85% owned by Assurex Health, Inc. (“Assurex”), a wholly owned subsidiary of the Company, and 15% owned by the Centre for Addiction and Mental Health. Assurex Canada, Ltd. is a consolidated subsidiary of Assurex Health, Inc. The value of the non-controlling interest represents the portion of Assurex Canada, Ltd.’s profit or loss and net assets that is not held by Assurex Health, Inc. The Company attributes comprehensive income or loss of the subsidiary between the Company and the non-controlling interest based on the respective ownership interest.

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

Immaterial error correction to consolidated statements of operations

In connection with the preparation of the financial statements for the quarter ended September 30, 2017, the Company determined that the amounts for the change in the fair value of contingent consideration were improperly reported as a component of other income (expense) and should have been reported as a component of operating income on the consolidated statements of operations at September 30, 2016.  As a result, total costs and expenses and operating income were understated by $0.5 and other income (expense) and total other income were overstated $0.5.  There was no impact to Net Income or earnings per share.  The Company concluded that the error was not material to the consolidated statements of operations, but has elected to correct the error in the accompanying financial statements for consistent presentation.  The classification error had no effect on the on the previously reported consolidated balance sheets, statements of comprehensive income or cash flows for the quarter ended September 30, 2016.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2019. Early adoption of ASU 2016-02 is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The standard will be effective for the Company first quarter of fiscal 2019, with early adoption permitted for annual periods beginning after December 16, 2016.  The Company plans to adopt the standard July 1, 2018 using the full retrospective method.  The Company continues to assess the impact of this standard on its results of operations, financial position and cash flows.  Based on its preliminary assessment, the Company expects the majority of the amounts that have historically been classified as bad debt expense, primarily related to patient responsibility, will be reflected as a reduction of the transaction price and therefore as a reduction in revenue. The Company anticipates an increase in the level of required financial statement disclosures due to the standard.

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

Total consideration transferred was allocated to tangible assets acquired and liabilities assumed based on their fair values as of the acquisition date including current adjustments as set forth below.  We believe the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a product, GeneSight, which has growth potential.  These factors contributed to consideration transferred in excess of the fair value of Assurex’s net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction.  During the three months ended September 30, 2017 there was a fair value increase as of the date of the acquisition to equipment totaling $0.1  and $0.2 change in the non-controlling interest at the date of acquisition, which resulted in a net increase to goodwill of $0.1 due to updated 3rd party valuations. Also during that period there was a $1.8 increase in the deferred tax liability due to differences in GAAP and tax purchase accounting as of the date of acquisition which increased goodwill by the same amount.

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The allocation of consideration transferred is now considered final.  The final purchase price allocation is as follows:

Estimated Fair Value
Current assets	$18.2
Intangible assets	295.6
Equipment	1.9
Goodwill	121.1
Current liabilities	(18.9)
Deferred tax liability	(66.3)
Total fair value purchase price	$351.6
Less: Contingent consideration	(130.0)
Less: Cash acquired	(5.5)
Total cash consideration transferred	$216.1

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of developed technology which had an estimated fair value of $256.5 and a database with an estimated fair value of $39.1. The fair value of the developed technology was determined using a probability-weighted income approach that discounts expected future cash flows to present value. The fair value of the database was determined using a combination of the lost profits and replacement cost methods.  The estimated net cash flows were discounted using a discount rate of 16% which is based on the estimated internal rate of return for the acquisition and represents the rate that market participants might use to value the intangible assets. The projected cash flows were based on key assumptions such as estimates of revenues and operating profits; the time and resources needed to recreate databases and product and commercial development and approval; the life of the commercialized product; and associated risks related to viability and product alternatives. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 17 years for the developed technology and 5 years for the database. This amortization is not deductible for income tax purposes.

Goodwill

The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s research and commercial operations with Assurex’s. This goodwill is not deductible for income tax purposes.  Change in goodwill from the date of acquisition is shown below:

Carrying
amount
Balance June 30, 2016	$119.2
Fair value adjustment to equipment	(0.1)
Non-controlling interest adjustment	0.2
Change in deferred tax liability	1.8
Ending balance September 30, 2017	$121.1

Pro Forma Information

The unaudited pro-forma results presented below include the effects of the Assurex acquisition as if it had been consummated as of July 1, 2016, with adjustments to give effect to pro forma events that are directly attributable to the acquisition which includes adjustments related to the amortization of acquired intangible assets, interest income and expense, and depreciation. The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the consolidation of Assurex. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations and are not necessarily indicative of results that might have been achieved had the acquisition been consummated as of July 1, 2016.

	Three months ended
	September 30,
	2017	2016
Revenue	$190.2	$188.9
Income from operations	87.4	(0.8)
Net income (loss)	81.1	(19.2)
Net income (loss) per share, basic	$1.18	$(0.28)
Net income (loss) per share, diluted	$1.15	$(0.28)

To complete the purchase transaction, we incurred approximately $5.0 million of acquisition costs, which were recorded as selling, general and administrative expenses for the year ended June 30, 2017.  For the three months ended September 30, 2017, Assurex contributed revenue of approximately $28.8.  For the three months ended September 30, 2017, operating expenses related to Assurex were approximately $25.8.

(3)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2017 and June 30, 2017 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At September 30, 2017:
Cash and cash equivalents:
Cash	$82.3	$—	$—	$82.3
Cash equivalents	5.6	—	—	$5.6
Total cash and cash equivalents	87.9	—	—	87.9
Available-for-sale:
Corporate bonds and notes	62.2	0.1	(0.1)	62.2
Municipal bonds	31.2	—	—	31.2
Federal agency issues	9.5	—	—	9.5
US government securities	7.6	—	—	7.6
Total	$198.4	$0.1	$(0.1)	$198.4

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2017:
Cash and cash equivalents:
Cash	$83.5	$—	$—	$83.5
Cash equivalents	18.9	—	—	18.9
Total cash and cash equivalents	102.4	—	—	102.4
Available-for-sale:
Corporate bonds and notes	45.4	0.1	(0.1)	45.4
Municipal bonds	32.7	—	—	32.7
Federal agency issues	11.6	—	(0.1)	11.5
US government securities	7.2	—	—	7.2
Total	$199.3	$0.1	$(0.2)	$199.2

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at September 30, 2017:

	Amortized	Estimated
	cost	fair value
Cash	$82.3	$82.3
Cash equivalents	5.6	5.6
Available-for-sale:
Due within one year	60.4	60.4
Due after one year through five years	50.1	50.1
Due after five years	—	—
Total	$198.4	$198.4

(4)	PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	June 30,
	2017	2017
Land	$2.4	$2.3
Buildings and improvements	17.5	17.1
Leasehold improvements	22.1	22.1
Equipment	108.7	106.9
	150.7	148.4
Less accumulated depreciation	(100.9)	(97.3)
Property, plant and equipment, net	$49.8	$51.1

	Three months ended
	September 30,
	2017	2016
Depreciation expense	$3.9	$3.7

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $319.0 from the acquisitions of Assurex that was completed on August 31, 2016, Sividon that was completed on May 31, 2016, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $253.1 relates to the Company’s diagnostic segment and $65.9 relates to the other segment.  The following summarizes changes to the goodwill balance for the three months ended September 30, 2017:

Carrying amount
Beginning balance July 1, 2017	$316.1
Adjustments to acquisitions (see note 2)	1.9
Translation adjustments	1.0
Ending balance September 30, 2017	$319.0

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At September 30, 2017:
Purchased licenses and technologies	$526.7	$(70.4)	$456.3
Customer relationships	4.7	(3.0)	1.7
Trademarks	3.0	(0.9)	2.1
Total amortized intangible assets	534.4	(74.3)	460.1
In-process research and development	23.7	—	23.7
Total unamortized intangible assets	23.7	—	23.7
Total intangible assets	$558.1	$(74.3)	$483.8

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2017:
Purchased licenses and technologies	$525.7	$(61.2)	$464.5
Customer relationships	4.6	(2.8)	1.8
Trademarks	3.0	(0.8)	2.2
Total amortized intangible assets	533.3	(64.8)	468.5
In-process research and development	23.1	—	23.1
Total unamortized intangible assets	23.1	—	23.1
Total intangible assets	$556.4	$(64.8)	$491.6

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended
	September 30,
	2017	2016
Amortization of intangible assets	$9.3	$5.5

(6)	ACCRUED LIABILITIES

	September 30,	June 30,
	2017	2017
Employee compensation and benefits	$37.2	$44.4
Accrued taxes payable	8.6	7.1
Other	14.0	14.1
Total accrued liabilities	$59.8	$65.6

(7)	LONG-TERM DEBT

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

Covenants in the Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain a specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Facility.  We were in compliance with all financial covenants at September 30, 2017.

During the quarter ended September 30, 2017, the company made $25.0 in principal repayments.

The Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Facility. Amounts outstanding under the Facility were as follows:

	September 30,	June 30,
	2017	2017
Long-term debt	$75.1	$100.0
Long-term debt discount	(0.9)	(0.9)
Net long-term debt	$74.2	$99.1

(8)	OTHER LONG TERM LIABILITIES

	September 30,	June 30,
	2017	2017
Pension obligation	6.1	5.9
Other	1.3	1.3
Total other long term liabilities	$7.4	$7.2

The Company has two non-contributory defined benefit pension plans for its current and former Clinic employees. Participation in the plans excludes those employees hired after 2002. As of September 30, 2017 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $6.1.

(9)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at September 30, 2017.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 69.2 shares issued and outstanding at September 30, 2017.

Common shares issued and outstanding

	September 30,
	2017	2016
Common stock issued and outstanding at July 1	68.4	69.1
Common stock issued upon exercise of options and employee stock plans	0.8	0.3
Repurchase and retirement of common stock	—	(1.0)
Common stock issued and outstanding at September 30	69.2	68.4

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended
	September 30,
	2017	2016
Denominator:
Weighted-average shares outstanding used to compute basic EPS	68.6	68.8
Effect of dilutive shares	1.8	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	70.4	68.8

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended
	September 30,
	2017	2016
Anti-dilutive options and RSU's excluded from EPS computation	1.5	9.6

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2017, the Company has $160.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended September 30, 2017 and 2016 were as follows:

	Three months ended
	September 30,
	2017	2016
Shares purchased and retired	—	1.0
Common stock and additional paid-in-capital reductions	$—	$9.1
Charges to retained earnings	$—	$12.2

(10)	INCOME TAXES

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

Income tax expense for the three months ended September 30, 2017 was $5.6, or approximately 6.5% of pre-tax income, compared to $5.2, or approximately 130.0% of pre-tax income, for the three months ended September 30, 2016.  Income tax expense for the three months ended September 30, 2017 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2018, adjusted by discrete items recognized during the period.  For the three months ended September 30, 2017, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the effect of fair value adjustments related to acquisition contingent consideration, state income taxes, and the prior year adoption of ASU 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting and other benefits realized from the differences related to the earlier recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.  The Company is currently under audit by the IRS for the fiscal years ended June 30, 2014 and June 30, 2015; the State of New Jersey for the fiscal years June 30, 2007 through 2013; and Canada for the fiscal years June 30, 2014 through 2015. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

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

The Company maintains a share-based compensation plan, the 2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”), that has been approved by the Company’s shareholders.  The 2010 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors.  On December 1, 2016, the shareholders approved an amendment to the 2010 Plan to add 2.5 to the number of shares of common stock available for grant.   At September 30, 2017, 1.0 shares of common stock were available for issuance.  If an option or RSU issued or awarded under the 2010 Plan is cancelled or expires without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the option or RSU, shall again be available for issuance pursuant to the 2010 Plan.  In addition, as of September 30, 2017, the Company may grant up to 2.2 additional shares of common stock under the 2010 Plan if options previously granted under the Company’s terminated 2003 Employee, Director and Consultant Option Plan are cancelled or expire without the issuance of shares of common stock by the Company.

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years.  Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant. In September 2014, the Company began issuing restricted stock units (“RSUs”) in lieu of stock options.  RSUs granted to employees generally vest ratably over four years on the anniversary date of the last day of the month in which the RSUs are granted. The number of RSUs awarded to certain executive officers may be reduced if certain additional performance metrics are not met. Options and restricted stock units granted to our non-employee directors vest in full upon completion of one year of service on the Board following the date of the grant.

Stock Options

A summary of the stock option activity under the Company’s plans for the three months ended September 30, 2017 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2017	8.0	$24.67
Options granted	—	$—
Less:
Options exercised	(0.4)	$22.75
Options canceled or expired	(0.1)	$26.56
Options outstanding at September 30, 2017	7.5	$24.77
Options exercisable at September 30, 2017	7.5	$24.77

As of September 30, 2017, there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the three months ended September 30, 2017 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2017	2.0	$33.02
RSUs granted	1.0	$32.56
Less:
RSUs vested	(0.5)	$35.16
RSUs canceled	(0.1)	$25.93
RSUs outstanding at September 30, 2017	2.4	$32.84

As of September 30, 2017, there was $51.3 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.6 years.  This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of September 30, 2017, approximately 0.7 shares of common stock have been issued under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended
	September 30,
	2017	2016
Cost of molecular diagnostic testing	$0.2	$0.2
Cost of pharmaceutical and clinical services	0.1	0.1
Research and development expense	0.8	1.6
Selling, general, and administrative expense	5.3	5.9
Total share-based compensation expense	$6.4	$7.8

(12)	FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of contingent consideration related to the Sividon and Assurex acquisitions as well as the long-term debt were categorized as a level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market. For more information about the Assurex acquisition, see Note 2 "Acquisitions".  The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

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

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $59.5 at September 30, 2017.  Changes to the estimated liabilities are reflected in selling, general and administrative expenses in our consolidated income statements.

The following table sets forth the fair value of the financial assets that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
September 30, 2017
Money market funds (a)	$5.6	$—	$—	$5.6
Corporate bonds and notes	—	62.2	—	62.2
Municipal bonds	—	31.2	—	31.2
Federal agency issues	—	9.5	—	9.5
US government securities	—	7.6	—	7.6
Contingent consideration	—	—	(67.8)	(67.8)
Total	$5.6	$110.5	$(67.8)	$48.3

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2017
Money market funds (a)	$7.4	$—	$—	$7.4
Corporate bonds and notes	—	50.4	—	50.4
Municipal bonds	—	36.9	—	36.9
Federal agency issues	—	13.8	—	13.8
US government securities	—	7.2	—	7.2
Contingent consideration	—	—	(140.5)	(140.5)
Total	$7.4	$108.3	$(140.5)	$(24.8)

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2017	$140.5
Change in fair value recognized in the income statement	(73.2)
Translation adjustments recognized in other comprehensive income	0.5
Ending balance September 30, 2017	$67.8

(13)	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of September 30, 2017, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

(14)	EMPLOYEE DEFERRED SAVINGS PLAN

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. The Company recorded contributions to the plan as follows:

	Three months ended
	September 30,
	2017	2016
Deferred savings plan contributions	$1.9	$1.6

(15)	SEGMENT AND RELATED INFORMATION

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended September 30, 2017
Revenues	$178.8	$11.4	$190.2
Depreciation and amortization	11.8	1.4	13.2
Segment operating income (loss)	34.0	53.4	87.4
Three months ended September 30, 2016
Revenues	$165.1	$12.4	$177.5
Depreciation and amortization	7.8	1.4	9.2
Segment operating income (loss)	30.1	(24.4)	5.7

	Three months ended
	September 30,
	2017	2016
Total operating income for reportable segments	$87.4	$5.7
Unallocated amounts:
Interest income	0.4	0.3
Interest expense	(0.9)	(0.7)
Other	(0.3)	(1.3)
Income from operations before income taxes	86.6	4.0
Income tax provision	5.6	5.2
Net income	81.0	(1.2)
Net loss attributable to non-controlling interest	(0.1)	—
Net income attributable to Myriad Genetics, Inc. stockholders	$81.1	$(1.2)

(16)	SUPPLEMENTAL CASH FLOW INFORMATION

	September 30,
	2017	2016
Cash paid during the period for income taxes	$5.2	$3.3
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to other stockholder's equity	—	(0.4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs that will provide better patient outcomes and reduce waste in the healthcare system. During the three months ended September 30, 2017, we reported total revenues of $190.2 million, net income of $81.1 million that included income tax expense of $5.6 million resulting in $1.15 diluted earnings per share.

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

Business Highlights

During the quarter ended September 30, 2017 we launched riskScore™, a new clinically validated personalized medicine tool to enhance the myRisk® Hereditary Cancer test. riskScore quantifies a woman’s risk of developing breast cancer by combining genetic markers throughout the genome with her family and clinical history and represents a major new epoch in hereditary cancer testing.

During the quarter ended September 30, 2017 Genesight achieved statistically significant improvement in the gold-standard outcomes of response and remission in 1,200 patient prospective randomized controlled trial.  We also presented data from the IMPACT study at the World Congress of Psychiatric Genetics demonstrating that GeneSight statistically significantly improved anxiety symptom severity in 210 patients with generalized anxiety disorder. Anxiety symptoms based on the GAD-7 scale, improved 45 percent in patients receiving congruent therapy versus 26 percent for patients receiving non-congruent therapy. The result was statistically significant with a p-value of 0.03.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Revenue

	Three months ended
	September 30,
(In millions)	2017	2016	Change
Revenue	$190.2	$177.5	$12.7

The increase in revenue was primarily due to an increase of $21.6 million in GeneSight revenue resulting from including a full quarter of revenues from Assurex as well as the impact of increased volumes. In addition, VectraDA revenue increased by $4.4 million primarily due to timing of Medicare billing and cash collections as well as a switch to an accrual basis revenue recognition for some payers.  These increases were partially offset by decreases of $12.6 million in Hereditary Cancer Testing primarily due to reduced reimbursement.

The following table presents additional detail regarding the composition of our total revenue for the three months ended September 30, 2017 and 2016:

	Three months ended
	September 30,		$	% of Total Revenue
(In millions)	2017	2016	Change	2017	2016
Molecular diagnostic revenues:
Hereditary Cancer Testing	$126.7	$139.3	$(12.6)	67%	78%
GeneSight	28.8	7.2	21.6	15%	4%
VectraDA	16.0	11.6	4.4	8%	7%
Prolaris	2.9	2.9	0.0	2%	2%
EndoPredict	1.9	1.7	0.2	1%	1%
Other	2.5	2.4	0.1	1%	1%
Total molecular diagnostic revenue	178.8	165.1	13.7
Pharmaceutical and clinical service revenue	11.4	12.4	(1.0)	6%	7%
Total revenue	$190.2	$177.5	$12.7	100%	100%

Cost of Sales

	Three months ended
	September 30,
(In millions)	2017	2016	Change
Cost of sales	$43.0	$40.0	$3.0
Cost of sales as a % of sales	22.6%	22.5%

Cost of sales as a percentage of revenue increased slightly from 22.5% to 22.6% during the three months ended September 30, 2017 compared to the same period in the prior year.  The increase was primarily driven by a change in existing product mix and lower fixed-cost absorption from lower hereditary cancer revenues.

Research and Development Expenses

	Three months ended
	September 30,
(In millions)	2017	2016	Change
R&D expense	$17.8	$19.4	$(1.6)
R&D expense as a % of sales	9.4%	10.9%

Research and development expense for the three months ended September 30, 2017 decreased compared to the same period in the prior year primarily driven by a $3.1 million decrease in costs related to product and clinical development and a $0.6 million reduction in share-based compensation. These decreases were partially offset by an increase of $1.8 million from the inclusion of a full quarter of Assurex costs.  In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Selling, General and Administrative Expenses

	Three months ended
	September 30,
(In millions)	2017	2016	Change
SG&A expense	$42.0	$112.4	$(70.4)
SG&A expense as a % of sales	22.1%	63.3%

Selling, general and administrative expense decreased for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to a $73.3 million decrease in contingent consideration resulting from the Assurex RCT failing to meet its primary endpoint.  As a result of this the company will not be required to pay the related milestone as defined in the acquisition agreement.  Selling, general and administrative expense also decreased as a result of our Elevate 2020 initiative, which is our Company wide efficiency program.  These decreases were offset by $10.8 million from the inclusion of Assurex for a full quarter, $4.2 million increase in amortization expense related to the Assurex acquisition and $0.1 million increase in Sividon’s contingent consideration due to the passage of time in the fair value calculation.

Other Income (Expense)

	Three months ended
	September 30,
(In millions)	2017	2016	Change
Other income (expense)	$(0.8)	$(1.7)	$0.9

For the three months ended September 30, 2017 compared to the same period in the prior year, the decrease in other expense was primarily driven by a one-time indirect tax expense recognized in the prior year.

Income Tax Expense

	Three months ended
	September 30,
(In millions)	2017	2016	Change
Income tax expense	$5.6	$5.2	$0.4
Effective tax rate	6.5%	130.0%

Our tax rate is the product of a U.S. federal effective rate of 35% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

The decrease in the effective rate for the three months ended September 30, 2017 as compared to the same period in prior year is due to fair value adjustments related to acquisition contingent consideration and the early adoption of ASU 2016-09 which impacts expense based on fluctuations in stock price.  Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

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

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	September 30,	June 30,
(In millions)	2017	2017	Change
Cash and cash equivalents	$87.9	$102.4	$(14.5)
Marketable investment securities	60.4	48.3	12.1
Long-term marketable investment securities	50.1	48.5	1.6
Cash, cash equivalents and marketable investment securities	$198.4	$199.2	$(0.8)

For the three months ended September 30, 2017, the decrease in cash, cash equivalents and marketable investment securities was primarily driven by $23.3 million in cash used in finance activities which was mainly due to payments to decrease the balance of our revolving credit facility and $15.2 million used in investing activities. This was partially offset by $23.5 million in cash provided by operating activities.

The following table represents the condensed consolidated cash flow statement:

	September 30,
(In millions)	2017	2016	Change
Cash flows from operating activities	$23.5	(2.9)	$26.4
Cash flows from investing activities	(15.2)	(158.0)	142.8
Cash flows from financing activities	(23.3)	175.8	(199.1)
Effect of foreign exchange rates on cash and cash equivalents	0.5	3.5	(3.0)
Net increase (decrease) in cash and cash equivalents	(14.5)	18.4	(32.9)
Cash and cash equivalents at the beginning of the year	102.4	68.5	33.9
Cash and cash equivalents at the end of the period	$87.9	$86.9	$1.0

Cash Flows from Operating Activities

The increase in cash flows from operating activities for the three months ended September 30, 2017, compared to the same period in the prior year, was due to the $9.1 million increase in net income and $10.8 decrease in non-cash charges, when you exclude the effect of the change in contingent considerate from both.  The increase was also due to $6.5 million increase in changes in assets and liabilities associated with operating activities.

Cash Flows from Investing Activities

For the three months ended September 30, 2017, compared to the same period in the prior year, the decrease in cash used in investing activities was driven primarily by the $213.0 million of cash used for the purchase of Assurex in the prior year.  This was partially offset by a $70.1 million decrease in net proceeds from marketable investment securities.

Cash Flows from Financing Activities

For the three months ended September 30, 2017, compared to the same period in the prior year, the decrease in cash flows from financing activities was driven primarily by the $199.0 million reduction in proceeds from the issuance of debt and the $25.0 million in cash paid for repayment of the revolving credit facility.  These reductions in cash flows were partially offset by $21.3 million reduction in cash used to repurchase common stock and an increase in proceeds from issuance of common stock under share-based compensation plans of $3.6 million.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2017, we have $160.7 million remaining on our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  No significant changes to our accounting policies took place during the period.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “potential,” “could,” “would,” “continue,” “likely,” “will,” “strategy, “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to transition from our existing product portfolio to our new tests; risks related to changes in the governmental or private insurers’ reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire, including but not limited to our acquisition of Assurex, Sividon and the Clinic; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements: the risk that we will be unable to pay, when due, amounts due under our creditor lending agreements; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual report on Form 10-K for the fiscal year ended June 30, 2017, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended September 30, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which is incorporated by reference herein.

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

PART II - Other Information

Item 1.  Legal Proceedings

On September 7, 2016, Esoterix Genetic Laboratories, LLC (“EGL”) and The John Hopkins University (“JHU”) (collectively “Plaintiffs”) filed a complaint against Myriad Genetics, Inc. and Myriad Genetic Laboratories, Inc. (collectively “Myriad”) in the United States District Court for the Middle District of North Carolina, Greensboro Division (Civil Action No. 16-cv-1112) (the “Civil Action”), alleging that certain laboratory processes utilized by Myriad in conducting certain clinical diagnostic testing services infringe patent claims owned by JHU and exclusively licensed to EGL.  The Plaintiffs sought a judgment of infringement, injunctive relief, compensatory damages, recovery of costs and legal fees, and other relief.  On November 2, 2016, Myriad filed its Answer, Affirmative Defenses and Counterclaims to the Plaintiffs’ complaint wherein, amongst other things, Myriad requested declaratory rulings of non-infringement, invalidity and unenforceability of the asserted patent claims.  On March 17, 2017, the Plaintiffs filed their answer to Myriad’s counterclaims.

On March 16, 2017, Myriad filed four Petitions for Inter Partes Review with the United States Patent and Trademark Office before the Patent Trial and Appeal Board seeking the cancellation of patent claims being asserted against Myriad in the above litigation as patentable for anticipation and/or obviousness.

In August of 2017, the parties entered in to a confidential settlement agreement providing for, amongst other items, the dismissal without prejudice of the Civil Action and the four Petitions for Inter Partes Review, all of which have now been dismissed.

Other than as set forth above, we are not a party to any legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

During the three months ended September 30, 2017 we acquired the following shares of common stock under our stock repurchase program:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
July 1, 2017 to July 31, 2017	—	$—	—	160.7
August 1, 2017 to August 31, 2017	—	$—	—	160.7
September 1, 2017 to September 30, 2017	—	$—	—	160.7
Total	—		—	160.7

On October 31, 2017, Myriad entered into a Study Support Agreement and Subscription Agreement with a third party service provider pursuant to which Myriad will issue up to 18,000 shares of its common stock in consideration for clinical trial support services to be rendered under the Study Support Agreement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1 10.2 31.1

List of executed Executive Retention Agreements between Myriad Genetics Inc. and listed executives.

List of executed Indemnification Agreements between Myriad Genetics Inc. and listed executives.

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).
101

The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations (iii) the unaudited Consolidated Statement of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 8, 2017	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: November 8, 2017	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)