Form 10-Q
period 2017-12-31
MYRIAD GENETICS INC
filed 2018-02-07
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 1, 2018 the registrant had 69,850,295 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	December 31,	June 30,
ASSETS	2017	2017
Current assets:
Cash and cash equivalents	$88.7	$102.4
Marketable investment securities	54.8	48.3
Prepaid expenses	9.8	12.7
Inventory	38.2	42.2
Trade accounts receivable, less allowance for doubtful accounts of $9.5 December 31, 2017 and $8.2 June 30, 2017	121.1	105.6
Prepaid taxes	8.4	0.2
Other receivables	6.0	5.7
Total current assets	327.0	317.1
Property, plant and equipment, net	48.4	51.1
Long-term marketable investment securities	58.5	48.5
Intangibles, net	475.2	491.6
Goodwill	319.4	316.1
Total assets	$1,228.5	$1,224.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25.1	$22.0
Accrued liabilities	60.8	65.6
Short-term contingent consideration	70.0	127.3
Deferred revenue	3.4	2.6
Total current liabilities	159.3	217.5
Unrecognized tax benefits	33.4	25.2
Other long-term liabilities	6.6	7.2
Contingent consideration	11.0	13.2
Long-term debt	43.2	99.1
Long-term deferred taxes	60.8	84.4
Total liabilities	314.3	446.6
Commitments and contingencies
Stockholders’ equity:
Common stock, 69.4 and 68.4 shares outstanding at December 31, 2017 and June 30, 2017 respectively	0.7	0.7
Additional paid-in capital	871.1	851.4
Accumulated other comprehensive loss	(2.4)	(5.5)
Retained earnings (deficit)	44.8	(68.4)
Total Myriad Genetics, Inc. stockholders’ equity	914.2	778.2
Non-Controlling Interest	—	(0.4)
Total stockholders' equity	914.2	777.8
Total liabilities and stockholders’ equity	$1,228.5	$1,224.4

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Molecular diagnostic testing	$179.2	$183.9	$358.0	$348.9
Pharmaceutical and clinical services	14.8	12.6	26.2	25.0
Total revenue	194.0	196.5	384.2	373.9
Costs and expenses:
Cost of molecular diagnostic testing	37.7	37.4	73.9	71.6
Cost of pharmaceutical and clinical services	6.7	7.0	13.5	12.7
Research and development expense	16.8	18.6	34.6	38.0
Change in the fair value of contingent consideration	13.0	(3.8)	(60.2)	(3.2)
Selling, general, and administrative expense	115.4	120.3	230.5	232.2
Total costs and expenses	189.6	179.5	292.3	351.3
Operating income	4.4	17.0	91.9	22.6
Other income (expense):
Interest income	0.4	0.3	0.8	0.6
Interest expense	(0.7)	(2.6)	(1.7)	(3.3)
Other	(0.4)	(2.6)	(0.7)	(3.8)
Total other income (expense):	(0.7)	(4.9)	(1.6)	(6.5)
Income before income tax	3.7	12.1	90.3	16.1
Income tax provision	(28.4)	6.2	(22.8)	11.4
Net income	$32.1	$5.9	$113.1	$4.7
Net loss attributable to non-controlling interest	—	—	(0.1)	—
Net income attributable to Myriad Genetics, Inc. stockholders	$32.1	$5.9	$113.2	$4.7
Earnings per share:
Basic	$0.46	$0.09	$1.64	$0.07
Diluted	$0.45	$0.09	$1.59	$0.07
Weighted average shares outstanding:
Basic	69.3	68.2	68.9	68.5
Diluted	71.9	68.3	71.2	68.9

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income attributable to Myriad Genetics, Inc. stockholders	$32.1	$5.9	$113.2	$4.7
Unrealized loss on available-for-sale securities, net of tax	(0.3)	(0.4)	(0.3)	(0.8)
Change in foreign currency translation adjustment, net of tax	0.1	(8.0)	3.4	(3.6)
Comprehensive income (loss)	31.9	(2.5)	116.3	0.3
Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income (loss) attributable to Myriad Genetics, Inc. shareholders	$31.9	$(2.5)	$116.3	$0.3

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six months ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income attributable to Myriad Genetics, Inc. stockholders	$113.2	4.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.3	22.1
Non-cash interest expense	0.1	0.3
Gain (loss) on disposition of assets	0.1	(0.2)
Share-based compensation expense	13.3	15.2
Impairment of cost basis investment	—	2.5
Bad debt expense	16.0	18.1
Loss on extinguishment of debt	—	1.3
Deferred income taxes	(25.9)	2.9
Unrecognized tax benefits	8.2	0.6
Change in fair value of contingent consideration	(60.2)	(3.2)
Changes in assets and liabilities:
Prepaid expenses	2.9	8.3
Trade accounts receivable	(32.5)	(24.4)
Other receivables	1.4	(2.4)
Inventory	4.1	(10.4)
Prepaid taxes	(8.4)	(0.4)
Accounts payable	3.0	(2.0)
Accrued liabilities	(5.8)	(5.0)
Deferred revenue	0.7	0.5
Net cash provided by operating activities	56.5	28.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3.7)	(3.9)
Acquisitions, net of cash acquired	—	(216.1)
Purchases of marketable investment securities	(61.3)	(49.0)
Proceeds from maturities and sales of marketable investment securities	45.2	108.9
Net cash used in investing activities	(19.8)	(160.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	6.3	1.0
Net proceeds from revolving credit facility	—	204.0
Repayment of revolving credit facility	(56.0)	—
Net proceeds from term loan	—	199.0
Repayment of term loan	—	(200.0)
Fees paid for extinguishment of debt	—	(0.6)
Repurchase and retirement of common stock	—	(31.6)
Proceeds from non-controlling interest	0.3	—
Net cash provided by (used in) financing activities	(49.4)	171.8
Effect of foreign exchange rates on cash and cash equivalents	(1.0)	(0.7)
Net increase (decrease) in cash and cash equivalents	(13.7)	39.5
Cash and cash equivalents at beginning of the period	102.4	68.5
Cash and cash equivalents at end of the period	$88.7	$108.0

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Operating results for the three and six months ended December 31, 2017 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Reclassification in the Consolidated Statements of Operations

In connection with the preparation of the financial statements for the three and six months ended December 31, 2017, the Company determined that the amounts for the change in the fair value of contingent consideration were improperly reported as a component of other income (expense) and should have been reported as a component of operating income on the consolidated statements of operations at December 31, 2016.  As a result, for the three and six months ended December 31, 2016 total costs and expenses were overstated, causing operating income and total other income (expense) to be understated by $3.8 and $3.2 respectively.  There was no impact to net income or earnings per share.  The Company concluded that the error was not material to the consolidated statements of operations, but has elected to correct the error in the accompanying financial statements for consistent presentation.  The classification error had no effect on the on the previously reported consolidated balance sheets, statements of comprehensive income or cash flows for the quarter ended December 31, 2016.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

In May 2014, the FASB issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The standard will be effective for the Company first quarter of fiscal 2019, with early adoption permitted for annual periods beginning after December 16, 2016.  The Company plans to adopt the standard July 1, 2018 using the full retrospective method.  The Company continues to assess the impact of this standard on its results of operations, financial position and cash flows.  Based on its preliminary assessment, the Company expects the majority of the amounts that have historically been classified as bad debt expense, primarily related to patient responsibility, will be reflected as a reduction of the transaction price and therefore as a reduction in revenue. The Company anticipates an increase in the level of required financial statement disclosures due to the standard.

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

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The allocation of consideration transferred is considered final as of September 30, 2017.  The final purchase price allocation is as follows:

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

Goodwill

The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s research and commercial operations with Assurex’s. This goodwill is not deductible for income tax purposes.  Change in goodwill for the period ended December 31, 2017 is shown below:

Carrying
amount
Balance June 30, 2017	$119.2
Fair value adjustment to equipment	(0.1)
Non-controlling interest adjustment	0.2
Change in deferred tax liability	1.8
Ending balance December 31, 2017	$121.1

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

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue	$194.0	$196.5	$384.2	$385.4
Income from operations	4.4	13.2	91.9	12.4
Net income (loss)	32.1	5.9	113.2	(13.3)
Net income (loss) per share, basic	$0.46	$0.09	$1.64	$(0.19)
Net income (loss) per share, diluted	$0.45	$0.09	$1.59	$(0.19)

To complete the purchase transaction, the Company incurred approximately $5.0 of acquisition costs, which were recorded as selling, general and administrative expenses for the year ended June 30, 2017.  For the three and six months ended December 31, 2017, Assurex contributed revenue of approximately $31.7 and $60.5.  For the three and six months ended December 31, 2017, operating expenses related to Assurex were approximately $29.2 and $58.9.

(3)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2017 and June 30, 2017 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At December 31, 2017:
Cash and cash equivalents:
Cash	$85.9	$—	$—	$85.9
Cash equivalents	2.8	—	—	$2.8
Total cash and cash equivalents	88.7	—	—	88.7
Available-for-sale:
Corporate bonds and notes	57.9	—	(0.2)	57.7
Municipal bonds	34.9	—	(0.1)	34.8
Federal agency issues	12.6	—	(0.1)	12.5
US government securities	8.3	—	—	8.3
Total	$202.4	$—	$(0.4)	$202.0

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2017:
Cash and cash equivalents:
Cash	$83.5	$—	$—	$83.5
Cash equivalents	18.9	—	—	18.9
Total cash and cash equivalents	102.4	—	—	102.4
Available-for-sale:
Corporate bonds and notes	45.4	0.1	(0.1)	45.4
Municipal bonds	32.7	—	—	32.7
Federal agency issues	11.6	—	(0.1)	11.5
US government securities	7.2	—	—	7.2
Total	$199.3	$0.1	$(0.2)	$199.2

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at December 31, 2017:

	Amortized	Estimated
	cost	fair value
Cash	$85.9	$85.9
Cash equivalents	2.8	2.8
Available-for-sale:
Due within one year	54.9	54.8
Due after one year through five years	58.8	58.5
Due after five years	—	—
Total	$202.4	$202.0

(4)	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	June 30,
	2017	2017
Land	$2.5	$2.3
Buildings and improvements	19.8	17.1
Leasehold improvements	22.6	22.1
Equipment	109.9	106.9
	154.8	148.4
Less accumulated depreciation	(106.4)	(97.3)
Property, plant and equipment, net	$48.4	$51.1

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Depreciation expense	$3.8	$3.6	$7.7	$7.3

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $319.4 from the acquisitions of Assurex that was completed on August 31, 2016, Sividon Diagnostics GmbH (“Sividon”) that was completed on May 31, 2016, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $253.3 relates to the Company’s diagnostic segment and $66.1 relates to the other segment.  The following summarizes changes to the goodwill balance for the six months ended December 31, 2017:

Carrying amount
Beginning balance July 1, 2017	$316.1
Adjustments to acquisitions (see note 2)	1.9
Translation adjustments	1.4
Ending balance December 31, 2017	$319.4

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At December 31, 2017:
Purchased licenses and technologies	$527.2	$(79.6)	$447.6
Customer relationships	4.6	(3.1)	1.5
Trademarks	3.0	(0.9)	2.1
Total amortized intangible assets	534.8	(83.6)	451.2
In-process research and development	24.0	—	24.0
Total unamortized intangible assets	24.0	—	24.0
Total intangible assets	$558.8	$(83.6)	$475.2

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2017:
Purchased licenses and technologies	$525.7	$(61.2)	$464.5
Customer relationships	4.6	(2.8)	1.8
Trademarks	3.0	(0.8)	2.2
Total amortized intangible assets	533.3	(64.8)	468.5
In-process research and development	23.1	—	23.1
Total unamortized intangible assets	23.1	—	23.1
Total intangible assets	$556.4	$(64.8)	$491.6

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Amortization of intangible assets	$9.3	$9.3	$18.6	$14.8

(6)	ACCRUED LIABILITIES

	December 31,	June 30,
	2017	2017
Employee compensation and benefits	$42.0	$44.4
Accrued taxes payable	3.2	7.1
Other	15.6	14.1
Total accrued liabilities	$60.8	$65.6

(7)	LONG-TERM DEBT

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

Covenants in the Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain a specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Facility.  We were in compliance with all financial covenants at December 31, 2017.

During the three and six months ended December 31, 2017, the Company made $31.0 and $56.0 in principal repayments respectively.

The Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Facility. Amounts outstanding under the Facility were as follows:

	December 31,	June 30,
	2017	2017
Long-term debt	$44.0	$100.0
Long-term debt discount	(0.8)	(0.9)
Net long-term debt	$43.2	$99.1

(8)	OTHER LONG TERM LIABILITIES

	December 31,	June 30,
	2017	2017
Pension obligation	6.3	5.9
Other	0.3	1.3
Total other long term liabilities	$6.6	$7.2

The Company has two non-contributory defined benefit pension plans for certain Clinic employees. Participation in the plans excludes those employees hired after 2002. As of December 31, 2017 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $6.3.

(9)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at December 31, 2017.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 69.4 shares issued and outstanding at December 31, 2017.

Common shares issued and outstanding

	Six months ended
	December 31,
	2017	2016
Common stock issued and outstanding at July 1	68.4	69.1
Common stock issued upon exercise of options and employee stock plans	1.0	0.6
Repurchase and retirement of common stock	—	(1.6)
Common stock issued and outstanding at December 31	69.4	68.1

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Denominator:
Weighted-average shares outstanding used to compute basic EPS	69.3	68.2	68.9	68.5
Effect of dilutive shares	2.6	0.1	2.3	0.4
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	71.9	68.3	71.2	68.9

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Anti-dilutive options and RSU's excluded from EPS computation	0.2	8.7	0.5	6.4

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of December 31, 2017, the Company has $160.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended December 31, 2017 and 2016 were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Shares purchased and retired	—	0.6	—	1.6
Common stock and additional paid-in-capital reductions	$—	$5.4	$—	$14.5
Charges to retained earnings	$—	$4.8	$—	$17.1

(10)	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 30, 2018, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (6) creating a new limitation on deductible interest expense; (7) revising the rules that limit the deductibility of compensation to certain highly compensated executives, and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act and consistent with the requirement to record a provisional estimate when applicable, the Company recorded a discrete net income tax benefit during the quarter ended December 31, 2017 of approximately $32.6.  This provisional estimate primarily consists of a net benefit for the corporate rate reduction due to the revaluing of its net deferred tax liabilities as a result of the reduction in the federal corporate tax rates. The Company’s net deferred tax liabilities represent temporary differences between the book bases of assets which are greater than their tax bases. Upon the reversal of those temporary differences, the future tax impact will be based on the lower federal corporate tax rate enacted by the Tax Act. The Company is continuing to gather information and to analyze aspects of the Tax Act, which could potentially affect the estimated impact on the deferred tax balances. For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. To the extent we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

In addition to the discrete benefit recorded during the quarter ended December 31, 2017 for the provisional estimated impact on the Company’s net deferred tax liabilities, the lower federal corporate tax rate reduced the Company’s estimated annual effective tax rate which was applied to year to date operating results in accordance with the interim accounting guidelines.  The Company estimates that the reduction in the federal corporate rate will have an ongoing effect to reduce the Company’s income tax expense from continuing operations.

As a result of changes made by the Tax Act, Section 162(m) will limit the deduction of compensation, including performance-based compensation, in excess of $1 million paid to anyone who, for tax years beginning after January 1, 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding written contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million fiscal year deduction limit if paid to a covered executive. The Company estimates that there will not be a material impact during the current quarter or fiscal year, as the law is effective for tax years beginning after January 1, 2018. The Company has evaluated its binding contracts entered into prior to November 2, 2017, and believes there will be no material impact for adjustments related to deferred equity compensation currently carried as a deferred tax asset on the Company’s balance sheet. The Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the impact of this provision.

The Tax Act also implements certain changes on the taxation of the Company’s foreign operations. Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects.  Therefore, no provisional adjustments were recorded.

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  While the Company estimates that there will not be a material impact during the current quarter or current fiscal year due to the Transition Tax, we are not able to make a reasonable estimate of the Transition Tax and have not recorded a provisional amount.  We are continuing to gather additional information needed to finalize the amount of post-1986 E&P to more precisely compute the amount of the Transition Tax.

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. Global intangible low-taxed income (GILTI) is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company is not making a policy election at this time. Our calculation of the deferred balance with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements.

Other revisions to the taxation of foreign earnings will not be effective until the Company’s fiscal year ending on June 30, 2019. The Company is in the process of evaluating the additional provisions of the Tax Act that will become effective in their fiscal year ending June 30, 2019.

The impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. The Company will continue to update the provisional estimates as information is obtained, such as state impacts regarding decoupling from the Tax Act provisions, realization of deferred amounts in the fiscal year, and accounting method elections that may be made by the Company.

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates.

The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ending June 30, 2018.  Section 15 of the Internal Revenue Code Stipulates that our fiscal year ending June 30, 2018, will have a blended corporate tax rate of 28 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

Income tax expense (benefit) for the three months ended December 31, 2017 was $(28.4), which included a provisional one-time benefit of $32.6 related to the Tax Act.  After excluding the one-time benefit related to the Tax Act, the income tax expense for the three months ended December 31, 2017 was $4.2, or approximately 113.5% of pre-tax income compared to $6.2, or approximately 51.2%% of pre-tax income, for the three months ended December 31, 2016.  Income tax expense for the six months ended December 31, 2017 (after excluding the one-time Tax Act benefit of $32.6) was $9.8, or approximately 10.7% of pre-tax income compared to $11.4, or approximately 70.8% of pre-tax income, for the six months ended December 31, 2016.  Income tax expense for the three and six months ended December 31, 2017 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2018, adjusted by discrete items recognized during the period.  For the three and six months ended December 31, 2017, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of fair value adjustments related to acquisition contingent consideration, state income taxes, the prior year adoption of ASU 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting and other benefits realized from the differences related to the earlier recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale.

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

(11)	SHARE-BASED COMPENSATION

On November 30, 2017, the shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors.  The plan allows for issuance of up to 1.4 shares of common stock.  In addition, as of December 31, 2017, the Company may grant additional shares of common stock under the 2017 plan up to 1.7 options outstanding under our 2003 Plan and 6.8 options and restricted stock units outstanding under our 2010 Plan, that expire or are cancelled without delivery of shares of common stock.

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years.  Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant. In September 2014, the Company began issuing restricted stock units (“RSUs”) in lieu of stock options.  RSUs granted to employees generally vest ratably over four years on the anniversary date of the last day of the month in which the RSUs are granted. The number of RSUs awarded to certain executive officers may be reduced if certain additional performance metrics are not met. Options and RSUs granted to our non-employee directors vest in full upon completion of one year of service on the Board following the date of the grant.

Stock Options

A summary of the stock option activity under the Company’s plans for the six months ended December 31, 2017 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2017	8.0	$24.67
Options granted	—	$—
Less:
Options exercised	(0.5)	$23.39
Options canceled or expired	(0.1)	$26.60
Options outstanding at December 31, 2017	7.4	$24.75
Options exercisable at December 31, 2017	7.4	$24.75

As of December 31, 2017, there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the six months ended December 31, 2017 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2017	2.0	$33.02
RSUs granted	1.1	$32.64
Less:
RSUs vested	(0.7)	$34.97
RSUs canceled	(0.1)	$27.40
RSUs outstanding at December 31, 2017	2.3	$32.77

As of December 31, 2017, there was $46.7 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.4 years.  This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of December 31, 2017, approximately 0.7 shares of common stock have been issued under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of molecular diagnostic testing	$0.2	$0.3	$0.3	$0.4
Cost of pharmaceutical and clinical services	0.0	0.0	0.1	0.1
Research and development expense	1.2	1.4	2.1	3.0
Selling, general, and administrative expense	5.5	5.7	10.8	11.7
Total share-based compensation expense	$6.9	$7.4	$13.3	$15.2

(12)	FAIR VALUE MEASUREMENTS

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.  For Level 3 contingent consideration, we reassess the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability.  This fair value measurement is considered a Level 3 measurement because we estimate projections during the earn out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business.  The contingent earn out liabilities are classified as a component of long-term and short-term contingent consideration in our consolidated balance sheets. Changes to these estimated liabilities are reflected in change in the fair value of contingent consideration in our consolidated income statement.

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $38.7 at December 31, 2017.

The following table sets forth the fair value of the financial assets that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
December 31, 2017
Money market funds (a)	$2.8	$—	$—	$2.8
Corporate bonds and notes	—	57.7	—	57.7
Municipal bonds	—	34.8	—	34.8
Federal agency issues	—	12.5	—	12.5
US government securities	—	8.3	—	8.3
Contingent consideration	—	—	(81.0)	(81.0)
Total	$2.8	$113.3	$(81.0)	$35.1

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2017
Money market funds (a)	$7.4	$—	$—	$7.4
Corporate bonds and notes	—	50.4	—	50.4
Municipal bonds	—	36.9	—	36.9
Federal agency issues	—	13.8	—	13.8
US government securities	—	7.2	—	7.2
Contingent consideration	—	—	(140.5)	(140.5)
Total	$7.4	$108.3	$(140.5)	$(24.8)

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2017	$140.5
Change in fair value recognized in the income statement	(60.2)
Translation adjustments recognized in other comprehensive income	0.7
Ending balance December 31, 2017	$81.0

(13)	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of December 31, 2017, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Deferred savings plan contributions	$1.6	$1.4	$3.5	$3.0

(15)	SEGMENT AND RELATED INFORMATION

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended December 31, 2017
Revenues	$179.2	$14.8	$194.0
Depreciation and amortization	11.7	1.4	13.1
Segment operating income (loss)	34.6	(30.2)	4.4
Three months ended December 31, 2016
Revenues	$183.9	$12.6	$196.5
Depreciation and amortization	11.5	1.4	12.9
Segment operating income (loss)	32.1	(15.1)	17.0
Six months ended December 31, 2017
Revenues	$358.0	$26.2	$384.2
Depreciation and amortization	23.5	2.8	26.3
Segment operating income (loss)	68.6	23.3	91.9
Six months ended December 31, 2016
Revenues	$348.9	$25.0	$373.9
Depreciation and amortization	19.3	2.8	22.1
Segment operating income (loss)	62.0	(39.4)	22.6

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Total operating income for reportable segments	$4.4	$17.0	$91.9	$22.6
Unallocated amounts:
Interest income	0.4	0.3	0.8	0.6
Interest expense	(0.7)	(2.6)	(1.7)	(3.3)
Other	(0.4)	(2.6)	(0.7)	(3.8)
Income from operations before income taxes	3.7	12.1	90.3	16.1
Income tax provision	(28.4)	6.2	(22.8)	11.4
Net income	32.1	5.9	113.1	4.7
Net loss attributable to non-controlling interest	—	—	(0.1)	—
Net income attributable to Myriad Genetics, Inc. stockholders	$32.1	$5.9	$113.2	$4.7

(16)	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended
	December 31,
	2017	2016
Cash paid during the period for income taxes	$5.5	$8.0
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to other stockholder's equity	(0.3)	(0.8)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs that will provide better patient outcomes and reduce waste in the healthcare system. During the three months ended December 31, 2017, we reported total revenues of $194.0 million, net income of $32.1 million that included income tax benefit of $28.4 million resulting in $0.45 diluted earnings per share.  During the six months ended December 31, 2017, we reported total revenues of $384.2 million, net income of $113.2 million that included income tax benefit of $22.8 million resulting in $1.59 diluted earnings per share.

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

Business Highlights

During the quarter ended September 30, 2017 GeneSight achieved statistically significant improvement in the gold-standard outcomes of response and remission in a 1,200 patient prospective randomized controlled trial.  We also presented data from the IMPACT study at the World Congress of Psychiatric Genetics demonstrating that GeneSight statistically significantly improved anxiety symptom severity in 210 patients with generalized anxiety disorder. Anxiety symptoms based on the GAD-7 scale, improved 45 percent in patients receiving congruent therapy versus 26 percent for patients receiving non-congruent therapy. The result was statistically significant with a p-value of 0.03.

During the quarter ended December 31, 2017 we presented pivotal validation data for riskScore showing it is a highly statistically significant predictor of the 5-year lifetime risk of breast cancer.  We presented data demonstrating that VectraDA was three to five times better at predicting radiographic progression compared to conventional measures of disease activity. The Medicare Local Coverage Decision (LCD) for favorable intermediate prostate cancer patients was finalized.  Last we received FDA approval for BracAnalysis CDx as a companion diagnostic in conjunction with Lynparza for HER2-metastatic breast cancer.

Results of Operations for the Three Months Ended December 31, 2017 and 2016

Revenue

	Three months ended
	December 31,
(In millions)	2017	2016	Change
Revenue	$194.0	$196.5	$(2.5)

The decrease in revenue was primarily due to a decrease of $17.0 million in Hereditary Cancer Testing primarily due to reduced reimbursement.  This decrease was partially offset by increases of $10.0 million in GeneSight, $1.9 million in Prolaris and $2.2 million in pharmaceutical and clinical services due to increased reimbursement and sample volumes.

The following table presents additional detail regarding the composition of our total revenue for the three months ended December 31, 2017 and 2016:

	Three months ended
	December 31,		$	% of Total Revenue
(In millions)	2017	2016	Change	2017	2016
Molecular diagnostic revenues:
Hereditary Cancer Testing	$126.9	$143.9	$(17.0)	65%	73%
GeneSight	31.7	21.7	10.0	16%	11%
VectraDA	11.1	10.7	0.4	6%	6%
Prolaris	5.0	3.1	1.9	3%	2%
EndoPredict	2.0	1.6	0.4	1%	1%
Other	2.5	2.9	(0.4)	1%	1%
Total molecular diagnostic revenue	179.2	183.9	(4.7)
Pharmaceutical and clinical service revenue	14.8	12.6	2.2	8%	6%
Total revenue	$194.0	$196.5	$(2.5)	100%	100%

Cost of Sales

	Three months ended
	December 31,
(In millions)	2017	2016	Change
Cost of sales	$44.4	$44.4	$—
Cost of sales as a % of sales	22.9%	22.6%

Cost of sales as a percentage of revenue increased slightly from 22.6% to 22.9% during the three months ended December 31, 2017 compared to the same period in the prior year.  The increase was primarily driven by a change in existing product mix and lower hereditary cancer reimbursement.

Research and Development Expenses

	Three months ended
	December 31,
(In millions)	2017	2016	Change
R&D expense	$16.8	$18.6	$(1.8)
R&D expense as a % of sales	8.7%	9.5%

Research and development expense for the three months ended December 31, 2017 decreased compared to the same period in the prior year primarily driven by a $1.2 million decrease in costs related to product and clinical development and a $0.5 million reduction in share-based compensation. In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Change in the Fair Value of Contingent Consideration

	Three months ended
	December 31,
(In millions)	2017	2016	Change
Change in the fair value of contingent consideration	$13.0	$(3.8)	$16.8
Change in the fair value of contingent consideration as a % of sales	6.7%	(1.9)%

The fair value of contingent consideration for the three months ended December 31, 2017 increased compared to the prior year due to increases to the fair value of contingent consideration related to the Assurex and Sividon acquisitions.  We expect that the final Assurex contingent consideration will be paid out during the quarter ended March 31, 2018.

Selling, General and Administrative Expenses

	Three months ended
	December 31,
(In millions)	2017	2016	Change
SG&A expense	$115.4	$120.3	$(4.9)
SG&A expense as a % of sales	59.5%	61.2%

Selling, general and administrative expense increased for the three months ended December 31, 2017 compared to the same period in the prior year primarily due to a $1.1 million increase in sales and marketing compensation related to higher sample volumes and a $0.5 million increase in amortization.  These increases were partially offset by decreases of $3.6 million related to integration and net savings related to our Elevate 2020 initiative, which is our Company wide efficiency program, and a $2.8 million reduction in bad debt.

Other Income (Expense)

	Three months ended
	December 31,
(In millions)	2017	2016	Change
Other income (expense)	$(0.7)	$(4.9)	$4.2

For the three months ended December 31, 2017 compared to the same period in the prior year, the decrease in other expense was primarily driven by $2.5 million impairment on our investment in Raindance Technologies (“Raindance”) and $1.3 million loss on extinguishment of debt recognized in the prior year.

Income Tax Expense

	Three months ended
	December 31,
(In millions)	2017	2016	Change
Income tax expense (benefit)	$(28.4)	$6.2	$(34.6)
Effective tax rate	(767.6)%	51.2%

Our tax rate is the product of a blended U.S. federal effective rate of 28% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax expense after excluding the $32.6 million one-time Tax Act benefit for the three months ended December 31, 2017 is $4.2 million for an effective tax rate of 113.5%.  The increase in the effective rate (after excluding the one-time Tax Act benefit) for the three months ended December 31, 2017 as compared to the same period in prior year is due to fair value adjustments related to acquisition contingent consideration, state taxes, and the early adoption of ASU 2016-09 which impacts expense based on fluctuations in stock price.  Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

Results of Operations for the Six Months Ended December 31, 2017 and 2016

Revenue

	Six months ended
	December 31,
(In millions)	2017	2016	Change
Revenue	$384.2	$373.9	$10.3

The increase in revenue was primarily due to an increase of $31.5 million in GeneSight revenue resulting from including two full quarters of revenues from Assurex as well as the impact of increased volumes. In addition, VectraDA revenue increased by $4.9 million primarily due to timing of Medicare billing and cash collections as well as a switch to an accrual basis revenue recognition for some payers.  Also, there was a $2.1 million increase in Prolaris revenue due to increased volumes.  These increases were partially offset by a decrease of $29.6 million in Hereditary Cancer Testing primarily due to reduced reimbursement.

The following table presents additional detail regarding the composition of our total revenue for the six months ended December 31, 2017 and 2016:

	Six months ended
	December 31,		$	% of Total Revenue
(In millions)	2017	2016	Change	2017	2016
Molecular diagnostic revenues:
Hereditary Cancer Testing	$253.6	$283.2	$(29.6)	66%	75%
GeneSight	60.5	29.0	31.5	16%	8%
VectraDA	27.1	22.2	4.9	7%	6%
Prolaris	8.0	5.9	2.1	2%	2%
EndoPredict	3.8	3.3	0.5	1%	1%
Other	5.0	5.3	(0.3)	1%	1%
Total molecular diagnostic revenue	358.0	348.9	9.1
Pharmaceutical and clinical service revenue	26.2	25.0	1.2	7%	7%
Total revenue	$384.2	$373.9	$10.3	100%	100%

Cost of Sales

	Six months ended
	December 31,
(In millions)	2017	2016	Change
Cost of sales	$87.4	$84.3	$3.1
Cost of sales as a % of sales	22.7%	22.5%

Cost of sales as a percentage of revenue increased slightly from 22.5% to 22.7% during the six months ended December 31, 2017 compared to the same period in the prior year.  The increase was primarily driven by a change in existing product mix and lower hereditary cancer reimbursement.

Research and Development Expenses

	Six months ended
	December 31,
(In millions)	2017	2016	Change
R&D expense	$34.6	$38.0	$(3.4)
R&D expense as a % of sales	9.0%	10.2%

Research and development expense for the six months ended December 31, 2017 decreased compared to the same period in the prior year primarily driven by a $1.8 million decrease in costs related to product and clinical development, $1.3 million reduction in share-based compensation and a $0.4 million reduction in R&D costs related to VectraDA.  In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Change in the Fair Value of Contingent Consideration

	Six months ended
	December 31,
(In millions)	2017	2016	Change
Change in the fair value of contingent consideration	$(60.2)	$(3.2)	$(57.0)
Change in the fair value of contingent consideration as a % of sales	(15.7)%	(0.9)%

The fair value of contingent consideration for the six months ended December 31, 2017 decreased compared to the same period in the prior year is primarily due to a $73.3 million decrease due to the Assurex RCT not meeting its primary endpoint which resulted in the Company not being required to pay the related milestone as defined in the acquisition agreement. This decrease was partially offset by increases in the fair value of the remaining Assurex and Sividon contingent consideration.

Selling, General and Administrative Expenses

	Six months ended
	December 31,
(In millions)	2017	2016	Change
SG&A expense	$230.5	$232.2	$(1.7)
SG&A expense as a % of sales	60.0%	62.1%

Selling, general and administrative expense decreased for the six months ended December 31, 2017 compared to the same period in the prior year primarily as a result of $13.3 million related to integration activities and net savings related to our Elevate 2020 initiative, which is our Company wide efficiency program, as well as a $2.7 million reduction in bad debt.   These decreases were offset by $7.1 million from the inclusion of Assurex for a full two quarters and $4.7 million increase in amortization expense mainly related to the Assurex acquisition.

Other Income (Expense)

	Six months ended
	December 31,
(In millions)	2017	2016	Change
Other income (expense)	$(1.6)	$(6.5)	$4.9

For the six months ended December 31, 2017 compared to the same period in the prior year, the decrease in other expense was primarily driven by the $2.5 million impairment of our investment in Raindance, a one-time $2.0 million indirect tax expense and $1.3 million loss on extinguishment of debt recognized in the prior year.

Income Tax Expense

	Six months ended
	December 31,
(In millions)	2017	2016	Change
Income tax expense (benefit)	$(22.8)	$11.4	$(34.2)
Effective tax rate	(25.2)%	70.8%

Our tax rate is the product of a blended U.S. federal effective rate of 35% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax expense after excluding the $32.6 million one-time Tax Act benefit for the six months ended December 31, 2017 is $9.8 million for an effective tax rate of 10.9%.  The decrease in the effective rate (after excluding the one-time Tax Act benefit) for the six months ended December 31, 2017 as compared to the same period in prior year is due to fair value adjustments related to acquisition contingent consideration, state taxes, and the early adoption of ASU 2016-09 which impacts expense based on fluctuations in stock price.  Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

Liquidity and Capital Resources

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements, including contingent consideration and repayment of the outstanding Facility which matures on December 23, 2021, for the foreseeable future. There are no scheduled principal payments of the Facility prior to its maturity date; however, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.  Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our capital deployment strategy focuses on use of resources in three key areas: research and development, acquisitions and the repurchase of our common stock.  We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy and share repurchases based on business and market conditions.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	December 31,	June 30,
(In millions)	2017	2017	Change
Cash and cash equivalents	$88.7	$102.4	$(13.7)
Marketable investment securities	54.8	48.3	6.5
Long-term marketable investment securities	58.5	48.5	10.0
Cash, cash equivalents and marketable investment securities	$202.0	$199.2	$2.8

The decrease in cash and cash equivalents was primarily driven by $49.4 million in cash used in finance activities which included $56.0 million in payments to decrease the balance of our revolving credit facility and $19.8 million used in investing activities. This was partially offset by $56.5 million in cash provided by operating activities.

The following table represents the condensed consolidated cash flow statement:

	Six months ended
	December 31,
(In millions)	2017	2016	Change
Cash flows from operating activities	$56.5	28.5	$28.0
Cash flows from investing activities	(19.8)	(160.1)	140.3
Cash flows from financing activities	(49.4)	171.8	(221.2)
Effect of foreign exchange rates on cash and cash equivalents	(1.0)	(0.7)	(0.3)
Net increase (decrease) in cash and cash equivalents	(13.7)	39.5	(53.2)
Cash and cash equivalents at the beginning of the year	102.4	68.5	33.9
Cash and cash equivalents at the end of the period	$88.7	$108.0	$(19.3)

Cash Flows from Operating Activities

The increase in cash flows from operating activities for the six months ended December 31, 2017, compared to the same period in the prior year, was primarily due to the $51.5 million increase in net income excluding the effect of the change in contingent consideration.  The increase was also due to $1.2 million of changes in assets and liabilities associated with operating activities.  These were partially offset by a $24.7 million increase in non-cash charges excluding the effect of the change in contingent consideration.

Cash Flows from Investing Activities

For the six months ended December 31, 2017, compared to the same period in the prior year, the decrease in cash used in investing activities was driven primarily by the $216.1 million of cash used for the purchase of Assurex in the prior year.  This was partially offset by a $76.0 million decrease in net proceeds from marketable investment securities.

Cash Flows from Financing Activities

For the six months ended December 31, 2017, compared to the same period in the prior year, the decrease in cash flows from financing activities was driven primarily by the $204.0 million reduction in net proceeds from the revolving credit facility in the prior year and the $56.0 million in cash paid for repayment of the revolving credit facility in the current year.  These reductions in cash flows were partially offset by $31.6 million reduction in cash used to repurchase common stock and an increase in proceeds from issuance of common stock under share-based compensation plans of $5.3 million.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200.0 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of December 31, 2017, we have $160.7 million remaining on our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended December 31, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which is incorporated by reference herein.

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

During the three months ended December 31, 2017 we acquired the following shares of common stock under our stock repurchase program:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
October 1, 2017 to October 31, 2017	—	$—	—	160.7
November 1, 2017 to November 30, 2017	—	$—	—	160.7
December 1, 2017 to December 31, 2017	—	$—	—	160.7
Total	—		—	160.7

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
101

The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations (iii) the unaudited Consolidated Statement of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 7, 2018	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: February 7, 2018	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)