Form 10-Q
period 2018-03-31
MYRIAD GENETICS INC
filed 2018-05-09
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018 the registrant had 69,906,818 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	March 31,	June 30,
ASSETS	2018	2017
Current assets:
Cash and cash equivalents	$97.4	$102.4
Marketable investment securities	59.9	48.3
Prepaid expenses	10.1	12.7
Inventory	33.4	42.2
Trade accounts receivable, less allowance for doubtful accounts of $10.3 March 31, 2018 and $8.2 June 30, 2017	123.7	105.6
Prepaid taxes	3.7	0.2
Other receivables	3.3	5.7
Total current assets	331.5	317.1
Property, plant and equipment, net	48.2	51.1
Long-term marketable investment securities	51.3	48.5
Intangibles, net	467.3	491.6
Goodwill	320.2	316.1
Total assets	$1,218.5	$1,224.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20.2	$22.0
Accrued liabilities	64.1	65.6
Short-term contingent consideration	7.4	127.3
Deferred revenue	2.6	2.6
Total current liabilities	94.3	217.5
Unrecognized tax benefits	27.9	25.2
Other long-term liabilities	6.8	7.2
Contingent consideration	9.6	13.2
Long-term debt	69.3	99.1
Long-term deferred taxes	62.2	84.4
Total liabilities	270.1	446.6
Commitments and contingencies
Stockholders’ equity:
Common stock, 69.9 and 68.4 shares outstanding at March 31, 2018 and June 30, 2017 respectively	0.7	0.7
Additional paid-in capital	889.6	851.4
Accumulated other comprehensive income (loss)	1.8	(5.5)
Retained earnings (deficit)	56.2	(68.4)
Total Myriad Genetics, Inc. stockholders’ equity	948.3	778.2
Non-Controlling Interest	0.1	(0.4)
Total stockholders' equity	948.4	777.8
Total liabilities and stockholders’ equity	$1,218.5	$1,224.4

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Molecular diagnostic testing	$179.7	$185.2	$537.6	$534.2
Pharmaceutical and clinical services	13.8	11.7	40.1	36.7
Total revenue	193.5	196.9	577.7	570.9
Costs and expenses:
Cost of molecular diagnostic testing	36.8	37.9	110.7	109.5
Cost of pharmaceutical and clinical services	7.3	6.4	20.7	19.1
Research and development expense	18.5	17.6	53.1	55.6
Change in the fair value of contingent consideration	(1.2)	5.2	(61.3)	2.0
Selling, general, and administrative expense	115.1	122.1	345.5	354.3
Total costs and expenses	176.5	189.2	468.7	540.5
Operating income	17.0	7.7	109.0	30.4
Other income (expense):
Interest income	0.5	0.3	1.2	0.9
Interest expense	(0.5)	(1.5)	(2.2)	(4.8)
Other	(0.5)	1.5	(1.3)	(2.4)
Total other income (expense):	(0.5)	0.3	(2.3)	(6.3)
Income before income tax	16.5	8.0	106.7	24.1
Income tax provision	5.2	3.8	(17.7)	15.2
Net income	$11.3	$4.2	$124.4	$8.9
Net loss attributable to non-controlling interest	(0.1)	—	(0.2)	(0.1)
Net income attributable to Myriad Genetics, Inc. stockholders	$11.4	$4.2	$124.6	$9.0
Earnings per share:
Basic	$0.16	$0.06	$1.80	$0.13
Diluted	$0.16	$0.06	$1.74	$0.13
Weighted average shares outstanding:
Basic	69.8	68.1	69.2	68.1
Diluted	72.4	68.3	71.7	68.5

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income attributable to Myriad Genetics, Inc. stockholders	$11.4	$4.2	$124.6	$9.0
Unrealized gain (loss) on available-for-sale securities, net of tax	(0.2)	0.1	(0.5)	(0.5)
Change in foreign currency translation adjustment, net of tax	4.4	3.2	7.8	(0.6)
Comprehensive income	15.6	7.5	131.9	7.9
Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to Myriad Genetics, Inc. shareholders	$15.6	$7.5	$131.9	$7.9

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine months ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income attributable to Myriad Genetics, Inc. stockholders	$124.6	8.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.3	35.0
Non-cash interest expense	0.1	0.4
Loss (gain) on disposition of assets	0.1	(0.2)
Share-based compensation expense	20.0	22.7
Impairment of cost basis investment	—	2.4
Bad debt expense	23.2	27.3
Loss on extinguishment of debt	—	1.3
Deferred income taxes	(24.9)	2.0
Unrecognized tax benefits	2.7	0.9
Change in fair value of contingent consideration	(61.3)	2.0
Payment of contingent consideration	(20.8)	—
Changes in assets and liabilities:
Prepaid expenses	2.7	10.9
Trade accounts receivable	(42.3)	(40.3)
Other receivables	4.1	(3.2)
Inventory	8.9	(6.5)
Prepaid taxes	(3.7)	3.6
Accounts payable	(2.0)	2.0
Accrued liabilities	(2.6)	(0.6)
Deferred revenue	(0.1)	1.0
Net cash provided by operating activities	68.0	69.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6.6)	(5.4)
Acquisitions, net of cash acquired	—	(216.1)
Sale of cost basis investment	—	2.6
Purchases of marketable investment securities	(79.4)	(74.6)
Proceeds from maturities and sales of marketable investment securities	65.5	142.9
Net cash used in investing activities	(20.5)	(150.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	18.2	1.3
Net proceeds from revolving credit facility	53.0	204.0
Repayment of revolving credit facility	(83.0)	(37.0)
Net proceeds from term loan	—	199.0
Repayment of term loan	—	(200.0)
Payment of contingent consideration recorded in purchase accounting	(42.4)	—
Fees paid for extinguishment of debt	—	(0.6)
Repurchase and retirement of common stock	—	(31.6)
Proceeds from non-controlling interest	0.5	—
Net cash provided by (used in) financing activities	(53.7)	135.1
Effect of foreign exchange rates on cash and cash equivalents	1.2	1.2
Net increase (decrease) in cash and cash equivalents	(5.0)	55.3
Cash and cash equivalents at beginning of the period	102.4	68.5
Cash and cash equivalents at end of the period	$97.4	$123.8

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Operating results for the three and nine months ended March 31, 2018 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Reclassification in the Consolidated Statements of Operations

In connection with the preparation of the financial statements for the three and nine months ended March 31, 2018, the Company determined that the amounts for the change in the fair value of contingent consideration were improperly reported as a component of other income (expense) and should have been reported as a component of operating income on the consolidated statements of operations at March 31, 2017.  As a result, for the three and nine months ended March 31, 2017 total costs and expenses were understated, causing operating income and total other expense to be overstated by $5.2 and $2.0 respectively.  There was no impact to net income or earnings per share.  The Company concluded that the error was not material to the consolidated statements of operations, but has elected to correct the error in the accompanying financial statements for consistent presentation.  The classification error had no effect on the on the previously reported consolidated balance sheets, statements of comprehensive income or cash flows for the three and nine months ended March 31, 2017.

New Accounting Pronouncements

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

Total consideration transferred was allocated to tangible assets acquired and liabilities assumed based on their fair values as of the acquisition date including current adjustments as set forth below.  The Company believes the acquisition establishes the foundation for its neuroscience business and leverages its existing preventative care business unit with the addition of a product, GeneSight, which has growth potential.  These factors contributed to consideration transferred in excess of the fair value of Assurex’s net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction.  During the three months ended September 30, 2017 there was a fair value increase as of the date of the acquisition to equipment totaling $0.1 and $0.2 change in the non-controlling interest at the date of acquisition, which resulted in a net increase to goodwill of $0.1 due to updated 3rd party valuations. Also during that period there was a $1.8 increase in the deferred tax liability due to differences in GAAP and tax purchase accounting as of the date of acquisition which increased goodwill by the same amount.

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

Goodwill

The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s research and commercial operations with Assurex’s. This goodwill is not deductible for income tax purposes.  Change in goodwill for the period ended March 31, 2018 is shown below:

Carrying
amount
Balance June 30, 2017	$119.2
Fair value adjustment to equipment	(0.1)
Non-controlling interest adjustment	0.2
Change in deferred tax liability	1.8
Ending balance March 31, 2018	$121.1

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue	$193.5	$196.9	$577.7	$582.3
Income from operations	17.0	7.7	109.0	23.3
Net income (loss)	11.4	4.2	124.6	(9.1)
Net income (loss) per share, basic	$0.16	$0.06	$1.80	$(0.13)
Net income (loss) per share, diluted	$0.16	$0.06	$1.74	$(0.13)

To complete the purchase transaction, the Company incurred approximately $5.0 of acquisition costs, which were recorded as selling, general and administrative expenses for the year ended June 30, 2017.  For the three and nine months ended March 31, 2018, Assurex contributed revenue of approximately $30.4 and $91.0.  For the three and nine months ended March 31, 2018, operating expenses related to Assurex were approximately $29.7 and $88.6.

(3)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2018 and June 30, 2017 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At March 31, 2018:
Cash and cash equivalents:
Cash	$91.1	$—	$—	$91.1
Cash equivalents	6.3	—	—	$6.3
Total cash and cash equivalents	97.4	—	—	97.4
Available-for-sale:
Corporate bonds and notes	59.9	—	(0.3)	59.6
Municipal bonds	31.0	—	(0.1)	30.9
Federal agency issues	12.6	—	(0.1)	12.5
US government securities	8.3	—	(0.1)	8.2
Total	$209.2	$—	$(0.6)	$208.6

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2017:
Cash and cash equivalents:
Cash	$83.5	$—	$—	$83.5
Cash equivalents	18.9	—	—	18.9
Total cash and cash equivalents	102.4	—	—	102.4
Available-for-sale:
Corporate bonds and notes	45.4	0.1	(0.1)	45.4
Municipal bonds	32.7	—	—	32.7
Federal agency issues	11.6	—	(0.1)	11.5
US government securities	7.2	—	—	7.2
Total	$199.3	$0.1	$(0.2)	$199.2

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at March 31, 2018:

	Amortized	Estimated
	cost	fair value
Cash	$91.1	$91.1
Cash equivalents	6.3	6.3
Available-for-sale:
Due within one year	60.1	59.9
Due after one year through five years	51.7	51.3
Due after five years	—	—
Total	$209.2	$208.6

(4)	PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	June 30,
	2018	2017
Land	$2.5	$2.3
Buildings and improvements	20.5	17.1
Leasehold improvements	22.7	22.1
Equipment	111.1	106.9
	156.8	148.4
Less accumulated depreciation	(108.6)	(97.3)
Property, plant and equipment, net	$48.2	$51.1

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Depreciation expense	$3.6	$3.7	$11.3	$11.0

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $320.2 from the acquisitions of Assurex that was completed on August 31, 2016, Sividon Diagnostics GmbH (“Sividon”) that was completed on May 31, 2016, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $253.9 relates to the Company’s diagnostic segment and $66.3 relates to the other segment.  The following summarizes changes to the goodwill balance for the nine months ended March 31, 2018:

Carrying amount
Beginning balance July 1, 2017	$316.1
Adjustments to acquisitions (see note 2)	1.9
Translation adjustments	2.2
Ending balance March 31, 2018	$320.2

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At March 31, 2018:
Purchased licenses and technologies	$528.1	$(88.9)	$439.2
Customer relationships	4.7	(3.2)	1.5
Trademarks	3.0	(0.9)	2.1
Total amortized intangible assets	535.8	(93.0)	442.8
In-process research and development	24.5	—	24.5
Total unamortized intangible assets	24.5	—	24.5
Total intangible assets	$560.3	$(93.0)	$467.3

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2017:
Purchased licenses and technologies	$525.7	$(61.2)	$464.5
Customer relationships	4.6	(2.8)	1.8
Trademarks	3.0	(0.8)	2.2
Total amortized intangible assets	533.3	(64.8)	468.5
In-process research and development	23.1	—	23.1
Total unamortized intangible assets	23.1	—	23.1
Total intangible assets	$556.4	$(64.8)	$491.6

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Amortization of intangible assets	$9.3	$9.2	$28.0	$24.0

(6)	ACCRUED LIABILITIES

	March 31,	June 30,
	2018	2017
Employee compensation and benefits	$48.8	$44.4
Accrued taxes payable	2.9	7.1
Other	12.4	14.1
Total accrued liabilities	$64.1	$65.6

(7)	LONG-TERM DEBT

On December 23, 2016, the Company, as borrower, entered into a senior secured revolving credit facility (the “Facility”) with  the lenders from time to time party thereto, providing for the Facility in an aggregate principal amount of up to $300.0, which amount shall include $10.0 sublimits, in each case, for swingline loans and letters of credit. Pursuant to the Facility, Myriad borrowed revolving loans in an aggregate principal amount of $205.0 with $0.7 upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Facility resulting in current net long-term debt of $204.0. The Facility matures on December 23, 2021.  There are no scheduled principal payments of the Facility prior to its maturity date.

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

Covenants in the Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain a specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Facility.  We were in compliance with all financial covenants at March 31, 2018.

During the three and nine months ended March 31, 2018, the Company made $27.0 and $83.0 in principal repayments respectively.

During the three months ended March 31, 2018, the Company borrowed an additional $53.0 to facilitate the payment of contingent consideration related to the Assurex acquisition.

The Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Facility. Amounts outstanding under the Facility were as follows:

	March 31,	June 30,
	2018	2017
Long-term debt	$70.1	$100.0
Long-term debt discount	(0.8)	(0.9)
Net long-term debt	$69.3	$99.1

(8)	OTHER LONG TERM LIABILITIES

	March 31,	June 30,
	2018	2017
Pension obligation	6.5	5.9
Other	0.3	1.3
Total other long term liabilities	$6.8	$7.2

The Company has two non-contributory defined benefit pension plans for certain Clinic employees. Participation in the plans excludes those employees hired after 2002. As of March 31, 2018 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $6.5.

(9)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at March 31, 2018.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 69.9 shares issued and outstanding at March 31, 2018.

Common shares issued and outstanding

	Nine months ended	Year ended
	March 31,	June 30,
	2018	2017
Common stock issued and outstanding at July 1	68.4	69.1
Common stock issued upon exercise of options and employee stock plans	1.5	0.9
Repurchase and retirement of common stock	—	(1.6)
Common stock issued and outstanding at end of period	69.9	68.4

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Denominator:
Weighted-average shares outstanding used to compute basic EPS	69.8	68.1	69.2	68.1
Effect of dilutive shares	2.6	0.2	2.5	0.4
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	72.4	68.3	71.7	68.5

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Anti-dilutive options and RSU's excluded from EPS computation	—	9.2	—	7.0

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2018, the Company has $160.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended March 31, 2018 and 2017 were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Shares purchased and retired	—	—	—	1.6
Common stock and additional paid-in-capital reductions	$—	$—	$—	$14.5
Charges to retained earnings	$—	$—	$—	$17.1

(10)	INCOME TAXES

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

In connection with our initial analysis of the impact of the Tax Act and consistent with the requirement to record a provisional estimate when applicable, the Company recorded a discrete net income tax benefit during the quarter ended December 31, 2017 of approximately $32.6 ($0.45 earnings per share increase).  This provisional estimate primarily consists of a net benefit for the corporate rate reduction due to the revaluing of its net deferred tax liabilities as a result of the reduction in the federal corporate tax rates. The Company’s net deferred tax liabilities represent temporary differences between the book bases of assets which are greater than their tax bases. Upon the reversal of those temporary differences, the future tax impact will be based on the lower federal corporate tax rate enacted by the Tax Act. The Company is continuing to gather information and to analyze aspects of the Tax Act, which could potentially affect the estimated impact on the deferred tax balances. For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax

Act. To the extent we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

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

As a result of changes made by the Tax Act, Section 162(m) will limit the deduction of compensation, including performance-based compensation, in excess of $1.0 paid to anyone who, for tax years beginning after January 1, 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding written contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1.0 fiscal year deduction limit if paid to a covered executive. The Company estimates that there will not be a material impact during the current quarter or fiscal year, as the law is effective for tax years beginning after January 1, 2018. The Company has evaluated its binding contracts entered into prior to November 2, 2017, and believes there will be no material impact for adjustments related to deferred equity compensation currently carried as a deferred tax asset on the Company’s balance sheet. The Company is still analyzing certain aspects of the Tax Act and refining calculations, which could potentially affect the impact of this provision.

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

The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ending June 30, 2018.  Section 15 of the Internal Revenue Code Stipulates that our fiscal year ending June 30, 2018, will have a blended corporate tax rate of 28%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

Income tax expense (benefit) for the three months ended March 31, 2018 was $5.2, or approximately 31.5% of pre-tax income compared to $3.8, or approximately 47.5% of pre-tax income, for the three months ended March 31, 2017.  Income tax expense for the nine months ended March 31, 2018 (after excluding the one-time Tax Act benefit of $32.6) was $14.9, or approximately 14.0% of pre-tax income compared to $15.2, or approximately 63.1% of pre-tax income, for the nine months ended March 31, 2017.  Income tax expense for the three and nine months ended March 31, 2018 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2018, adjusted by discrete items recognized during the period.  For the three and nine months ended March 31, 2018, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of fair value adjustments related to acquisition contingent consideration, state income taxes, the prior year adoption of ASU 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting and other benefits realized from the differences related to the earlier recognition of the tax effect of equity compensation expense from incentive stock options and the deduction realized when those options are disqualified upon exercise and sale.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.  The Company is currently under audit by the IRS for the fiscal years ended June 30, 2014 and June 30, 2015; the State of New Jersey for the fiscal years June 30, 2007 through 2013; the State of Wisconsin for the fiscal years June 30, 2014 through 2016; Germany for the fiscal years June 30, 2013 through 2015; and Canada for the fiscal years June 30, 2014 through 2015. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

(11)	SHARE-BASED COMPENSATION

On November 30, 2017, the Company’s shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors.  The plan allows for issuance of up to 1.4 shares of common stock.  In addition, as of March 31, 2018, the Company may grant additional shares of common stock under the 2017 Plan with respect to  up to 1.7 options outstanding under our 2003 Plan and 6.8 options and restricted stock units outstanding under our 2010 Plan, that expire or are cancelled without delivery of shares of common stock.

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

Stock Options

A summary of the stock option activity under the Company’s plans for the nine months ended March 31, 2018 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2017	8.0	$24.67
Options granted	—	$—
Less:
Options exercised	(1.0)	$24.99
Options canceled or expired	—	$—
Options outstanding at March 31, 2018	7.0	$24.62
Options exercisable at March 31, 2018	7.0	$24.62

As of March 31, 2018, there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the nine months ended March 31, 2018 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2017	2.0	$33.02
RSUs granted	1.1	$32.68
Less:
RSUs vested	(0.7)	$30.33
RSUs canceled	(0.2)	$28.35
RSUs outstanding at March 31, 2018	2.2	$31.16

As of March 31, 2018, there was $40.1 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.2 years.  This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of March 31, 2018, approximately 0.7 shares of common stock have been issued under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Cost of molecular diagnostic testing	$0.2	$0.2	$0.5	$0.7
Cost of pharmaceutical and clinical services	0.1	0.1	0.2	0.2
Research and development expense	1.0	1.4	3.1	4.3
Selling, general, and administrative expense	5.3	5.8	16.2	17.5
Total share-based compensation expense	$6.6	$7.5	$20.0	$22.7

(12)	FAIR VALUE MEASUREMENTS

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.  For Level 3 contingent consideration, we reassess the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn-out liability.  This fair value measurement is considered a Level 3 measurement because we estimate projections during the earn-out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business.  The contingent earn-out liabilities are classified as a component of long-term and short-term contingent consideration in our consolidated balance sheets. Changes to these estimated liabilities are reflected in change in the fair value of contingent consideration in our consolidated income statement.

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $62.0 at March 31, 2018.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
March 31, 2018
Money market funds (a)	$4.3	$—	$—	$4.3
Corporate bonds and notes	2.0	59.6	—	61.6
Municipal bonds	—	31.0	—	31.0
Federal agency issues	—	12.5	—	12.5
US government securities	—	8.2	—	8.2
Contingent consideration	—	—	(17.0)	(17.0)
Total	$6.3	$111.3	$(17.0)	$100.6

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2017
Money market funds (a)	$7.4	$—	$—	$7.4
Corporate bonds and notes	—	50.4	—	50.4
Municipal bonds	—	36.9	—	36.9
Federal agency issues	—	13.8	—	13.8
US government securities	—	7.2	—	7.2
Contingent consideration	—	—	(140.5)	(140.5)
Total	$7.4	$108.3	$(140.5)	$(24.8)

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2017	$140.5
Change in fair value recognized in the income statement	(61.3)
Payment of contingent consideration	(63.2)
Translation adjustments recognized in other comprehensive income	1.0
Ending balance March 31, 2018	$17.0

(13)	COMMITMENTS AND CONTINGENCIES

As previously disclosed, in February 2018, the Company received a Subpoena from the Department of Health and Human Services, Office of Inspector General, in connection with an investigation into possible false or otherwise improper claims submitted for payment under Medicare and Medicaid. The Subpoena requested that the Company produce documents relating primarily to the Company’s billing to government-funded healthcare programs for the Company’s hereditary cancer testing. The time period covered by the Subpoena is January 1, 2014 through the date of issuance of the Subpoena. The Company is cooperating with the Government’s request and is in the process of responding to the Subpoena. The Company is unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation. No claims have been made against the Company.

In addition, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of March 31, 2018, the management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Deferred savings plan contributions	$1.9	$1.8	$5.4	$4.8

(15)	SEGMENT AND RELATED INFORMATION

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended March 31, 2018
Revenues	$179.7	$13.8	$193.5
Depreciation and amortization	11.7	1.2	12.9
Segment operating income (loss)	37.9	(20.9)	17.0
Three months ended March 31, 2017
Revenues	$185.2	$11.7	$196.9
Depreciation and amortization	11.6	1.3	12.9
Segment operating income (loss)	25.8	(18.1)	7.7
Nine months ended March 31, 2018
Revenues	$537.6	$40.1	$577.7
Depreciation and amortization	35.4	3.9	39.3
Segment operating income	106.5	2.5	109.0
Nine months ended March 31, 2017
Revenues	$534.2	$36.7	$570.9
Depreciation and amortization	31.0	4.0	35.0
Segment operating income (loss)	91.7	(61.3)	30.4

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Total operating income for reportable segments	$17.0	$7.7	$109.0	$30.4
Unallocated amounts:
Interest income	0.5	0.3	1.2	0.9
Interest expense	(0.5)	(1.5)	(2.2)	(4.8)
Other	(0.5)	1.5	(1.3)	(2.4)
Income from operations before income taxes	16.5	8.0	106.7	24.1
Income tax provision	5.2	3.8	(17.7)	15.2
Net income	11.3	4.2	124.4	8.9
Net loss attributable to non-controlling interest	(0.1)	—	(0.2)	(0.1)
Net income attributable to Myriad Genetics, Inc. stockholders	$11.4	$4.2	$124.6	$9.0

(16)	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended
	March 31,
	2018	2017
Cash paid during the period for income taxes	$10.4	$8.5
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to other stockholder's equity	(0.5)	(0.5)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs that will provide better patient outcomes and reduce waste in the healthcare system. During the three months ended March 31, 2018, we reported total revenues of $193.5 million and net income of $11.4 million that included income tax expense of $5.2 million resulting in $0.16 diluted earnings per share.  During the nine months ended March 31, 2018, we reported total revenues of $577.7 million and net income of $124.6 million that included income tax benefit of $17.7 million resulting in $1.74 diluted earnings per share.

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

During the quarter ended December 31, 2017 we presented pivotal validation data for riskScore showing it is a highly statistically significant predictor of the 5-year and lifetime risk of breast cancer.  We presented data demonstrating that VectraDA was three to five times better at predicting radiographic progression compared to conventional measures of disease activity. The Medicare Local Coverage Decision (LCD) for favorable intermediate prostate cancer patients was finalized.  Last we received FDA approval for BRACAnalysis CDx as a companion diagnostic in conjunction with Lynparza for HER2-metastatic breast cancer.

During the quarter ended March 31, 2018, the National Comprehensive Cancer Network (NCCN) issued new guidelines supporting Prolaris as standard care for treatment decisions in patients with low and favorable-intermediate risk prostate cancer.  The NCCN guidelines also supported the broad use of hereditary cancer testing in 40,000 specific prostate cancer patients diagnosed every year in the United States and support the use of biomarkers such as myChoice HRD Plus to identify prostate cancer patients for targeted therapies. We received final Medicare local coverage decision from Noridian for EndoPredict which became effective on January 30th increasing total coverage to approximately 90% of the U.S. market.  We also received pre-market approval from the Japanese Ministry of Health, Labor, and Welfare for our BRACAnalysis CDx test for HER2-metestatic breast cancer patients considering treatment with Olaparib and we received a revised draft guidance document from the United Kingdom’s National Institute for Health and Care Excellence (NICE) which includes EndoPredict as one of three approved breast cancer prognostic tests.  Finally, we initiated a restructuring to shift all laboratory developed testing to the United States laboratories which will lead to closing the laboratory in Munich Germany and the sale of the German Clinic in the first quarter of fiscal 2019. Although no significant gain or loss is expected when we sell the Clinic, there will be a gain or loss based on the difference between the book value of and the sale price.

In May 2018, we presented data from a pharmacogenomics clinical study for patients with moderate-to-very severe depression, a randomized controlled trial (RCT) at the American Psychiatric Association annual meeting demonstrating that patients were 50 percent more likely to achieve remission and 30 percent more likely to respond to treatment when their medication selection was guided by GeneSight Psychotropic genetic test.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenue

	Three months ended
	March 31,
(In millions)	2018	2017	Change
Revenue	$193.5	$196.9	$(3.4)

The decrease in revenue was primarily due to a decrease of $17.5 million in Hereditary Cancer Testing primarily due to reduced reimbursement.  This decrease was partially offset by increases of $6.5 million in GeneSight due to increased volumes, $3.8 million in VectraDA due to increased volumes and reimbursement, $3.1 million in Prolaris due to increased volumes and reimbursement, and $2.1 million in pharmaceutical and clinical services due to increased volumes.

The following table presents additional detail regarding the composition of our total revenue for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,		$	% of Total Revenue
(In millions)	2018	2017	Change	2018	2017
Molecular diagnostic revenues:
Hereditary Cancer Testing	$123.3	$140.8	$(17.5)	64%	71%
GeneSight	30.4	23.9	6.5	16%	12%
VectraDA	15.0	11.2	3.8	8%	6%
Prolaris	6.5	3.4	3.1	3%	2%
EndoPredict	2.3	2.3	0.0	1%	1%
Other	2.2	3.6	(1.4)	1%	2%
Total molecular diagnostic revenue	179.7	185.2	(5.5)
Pharmaceutical and clinical service revenue	13.8	11.7	2.1	7%	6%
Total revenue	$193.5	$196.9	$(3.4)	100%	100%

Cost of Sales

	Three months ended
	March 31,
(In millions)	2018	2017	Change
Cost of sales	$44.1	$44.3	$(0.2)
Cost of sales as a % of sales	22.8%	22.5%

Cost of sales as a percentage of revenue increased slightly from 22.5% to 22.8% during the three months ended March 31, 2018 compared to the same period in the prior year.  The increase was primarily driven by a change in existing product mix and lower hereditary cancer reimbursement.

Research and Development Expenses

	Three months ended
	March 31,
(In millions)	2018	2017	Change
R&D expense	$18.5	$17.6	$0.9
R&D expense as a % of sales	9.6%	8.9%

Research and development expense for the three months ended March 31, 2018 increased compared to the same period in the prior year primarily driven by a $1.2 million increase in costs related to product and clinical development.  This increase was partially offset by a $0.3 million reduction in share-based compensation. In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Change in the Fair Value of Contingent Consideration

	Three months ended
	March 31,
(In millions)	2018	2017	Change
Change in the fair value of contingent consideration	$(1.2)	$5.2	$(6.4)
Change in the fair value of contingent consideration as a % of sales	(0.6)%	2.6%

The fair value of contingent consideration for the three months ended March 31, 2018 decreased compared to the prior year due to decreases to the fair value of contingent consideration related to the Assurex and Sividon acquisitions.

Selling, General and Administrative Expenses

	Three months ended
	March 31,
(In millions)	2018	2017	Change
SG&A expense	$115.1	$122.1	$(7.0)
SG&A expense as a % of sales	59.5%	62.0%

Selling, general and administrative expense decreased for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to a $3.9 million decrease in sales and marketing expense, $1.9 million decrease in bad debt expense and a decrease of $1.6 million related to integration and net savings related to our Elevate 2020 initiative, which is our Company-wide efficiency program.  These increases were partially offset by $0.5 million increase in amortization.

Other Income (Expense)

	Three months ended
	March 31,
(In millions)	2018	2017	Change
Other income (expense)	$(0.5)	$0.3	$(0.8)

For the three months ended March 31, 2018 compared to the same period in the prior year, the change in other income (expense) was primarily driven by a $1.1 million one-time indirect tax credit in the prior year.

Income Tax Expense

	Three months ended
	March 31,
(In millions)	2018	2017	Change
Income tax expense	$5.2	$3.8	$1.4
Effective tax rate	31.5%	47.5%

Our tax rate is the product of a blended U.S. federal effective rate of 28% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax expense for the three months ended March 31, 2018 is $5.2 million for an effective tax rate of 31.5%.  The decrease in the effective rate for the three months ended March 31, 2018 as compared to the same period in prior year is due to fair value adjustments related to acquisition contingent consideration, state taxes, and the early adoption of ASU 2016-09, which impacts expense based on fluctuations in stock price.  Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

Results of Operations for the Nine Months Ended March 31, 2018 and 2017

Revenue

	Nine months ended
	March 31,
(In millions)	2018	2017	Change
Revenue	$577.7	$570.9	$6.8

The increase in revenue was primarily due to increases of $38.1 million in GeneSight revenue resulting from including three full quarters of revenues from Assurex as well as the impact of increased GeneSight volumes and $5.1 million in Prolaris due to increased volumes and reimbursement. In addition, VectraDA revenue increased by $8.6 million due to timing of Medicare billing and cash collections, increased volumes and reimbursement, as well as a transition to an accrual basis revenue recognition for some payers. These increases were partially offset by a decrease of $47.1 million in Hereditary Cancer Testing primarily due to reduced reimbursement.

The following table presents additional detail regarding the composition of our total revenue for the nine months ended March 31, 2018 and 2017:

	Nine months ended
	March 31,		$	% of Total Revenue
(In millions)	2018	2017	Change	2018	2017
Molecular diagnostic revenues:
Hereditary Cancer Testing	$376.9	$424.0	$(47.1)	65%	74%
GeneSight	91.0	52.9	38.1	16%	9%
VectraDA	42.1	33.5	8.6	7%	6%
Prolaris	14.4	9.3	5.1	3%	2%
EndoPredict	6.1	5.6	0.5	1%	1%
Other	7.1	8.9	(1.8)	1%	2%
Total molecular diagnostic revenue	537.6	534.2	3.4
Pharmaceutical and clinical service revenue	40.1	36.7	3.4	7%	6%
Total revenue	$577.7	$570.9	$6.8	100%	100%

Cost of Sales

	Nine months ended
	March 31,
(In millions)	2018	2017	Change
Cost of sales	$131.4	$128.6	$2.8
Cost of sales as a % of sales	22.7%	22.5%

Cost of sales as a percentage of revenue increased slightly from 22.5% to 22.7% during the nine months ended March 31, 2018 compared to the same period in the prior year.  The increase was primarily driven by a change in existing product mix and lower hereditary cancer reimbursement.

Research and Development Expenses

	Nine months ended
	March 31,
(In millions)	2018	2017	Change
R&D expense	$53.1	$55.6	$(2.5)
R&D expense as a % of sales	9.2%	9.7%

Research and development expense for the nine months ended March 31, 2018 decreased compared to the same period in the prior year primarily driven by a $1.2 million decrease in costs related to product and clinical development and a $1.0 million reduction in share-based compensation.  In general, costs associated with research and development can fluctuate dramatically due to the timing of clinical studies, the staging of products in the pipeline and other factors.

Change in the Fair Value of Contingent Consideration

	Nine months ended
	March 31,
(In millions)	2018	2017	Change
Change in the fair value of contingent consideration	$(61.3)	$2.0	$(63.3)
Change in the fair value of contingent consideration as a % of sales	(10.6)%	0.4%

The fair value of contingent consideration for the nine months ended March 31, 2018 decreased compared to the same period in the prior year is primarily due to a $73.3 million decrease due to the Assurex RCT not meeting its primary endpoint during quarter ended December 31,  2017, which resulted in the Company not being required to pay the related milestone as defined in the acquisition agreement. This decrease was partially offset by increases in the fair value of the remaining Assurex and Sividon contingent consideration.

Selling, General and Administrative Expenses

	Nine months ended
	March 31,
(In millions)	2018	2017	Change
SG&A expense	$345.5	$354.3	$(8.8)
SG&A expense as a % of sales	59.8%	62.1%

Selling, general and administrative expense decreased for the nine months ended March 31, 2018 compared to the same period in the prior year primarily as a result of $16.7 million related to integration activities and net savings related to our Elevate 2020 initiative, which is our Company-wide efficiency program, $4.1 million decrease in sales and marketing expense and a $3.6 million reduction in bad debt.   These decreases were offset by $6.9 million from the inclusion of Assurex for a full three quarters and $5.2 million increase in amortization expense mainly related to the Assurex acquisition.

Other Income (Expense)

	Nine months ended
	March 31,
(In millions)	2018	2017	Change
Other income (expense)	$(2.3)	$(6.3)	$4.0

For the nine months ended March 31, 2018 compared to the same period in the prior year, the change in other income (expense) was primarily driven by the $2.5 million impairment of our investment in Raindance, a one-time $0.9 million indirect tax expense and $1.3 million loss on extinguishment of debt recognized in the prior year.

Income Tax Expense

	Nine months ended
	March 31,
(In millions)	2018	2017	Change
Income tax expense (benefit)	$(17.7)	$15.2	$(32.9)
Effective tax rate	(16.6)%	63.1%

Our tax rate is the product of a blended U.S. federal effective rate of 28% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax expense after excluding the $32.6 million one-time Tax Act benefit for the nine months ended March 31, 2018 is $14.9 million for an effective tax rate of 14.0%.  The decrease in the effective rate (after excluding the one-time Tax Act benefit) for the nine months ended March 31, 2018 as compared to the same period in prior year is due to fair value adjustments related to acquisition contingent consideration, state taxes, and the early adoption of ASU 2016-09 which impacts expense based on fluctuations in stock price.  Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

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

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	March 31,	June 30,
(In millions)	2018	2017	Change
Cash and cash equivalents	$97.4	$102.4	$(5.0)
Marketable investment securities	59.9	48.3	11.6
Long-term marketable investment securities	51.3	48.5	2.8
Cash, cash equivalents and marketable investment securities	$208.6	$199.2	$9.4

The decrease in cash and cash equivalents was primarily driven by $83.0 million in payments towards our revolving credit facility, $63.2 million payout of contingent consideration related to the Assurex acquisition ($20.8 million of which was classified as operating cash flow and $42.4 million which was classified as financing cash flow) and $20.5 million in cash used in investing activities.  This was partially offset by $68.0 million in cash provided by operating activities, excluding contingent consideration, $53.0 million in distributions from our revolving credit facility and $18.2 million in proceeds from issuance of common stock from share based compensation plans.

The following table represents the condensed consolidated cash flow statement:

	Nine months ended
	March 31,
(In millions)	2018	2017	Change
Cash flows from operating activities	$68.0	69.6	$(1.6)
Cash flows from investing activities	(20.5)	(150.6)	130.1
Cash flows from financing activities	(53.7)	135.1	(188.8)
Effect of foreign exchange rates on cash and cash equivalents	1.2	1.2	—
Net increase (decrease) in cash and cash equivalents	(5.0)	55.3	(60.3)
Cash and cash equivalents at the beginning of the year	102.4	68.5	33.9
Cash and cash equivalents at the end of the period	$97.4	$123.8	$(26.4)

Cash Flows from Operating Activities

The decrease in cash flows from operating activities for the nine months ended March 31, 2018, compared to the same period in the prior year, was primarily due to a $94.6 million decrease in non-cash charges, a payout of $20.8 million in contingent consideration and a decrease of $1.9 million related to changes in assets and liabilities associated with operating activities.  These were partially offset by the $115.7 million increase in net income.

Cash Flows from Investing Activities

For the nine months ended March 31, 2018, compared to the same period in the prior year, the decrease in cash used in investing activities was driven primarily by the $216.1 million of cash used for the purchase of Assurex in the prior fiscal year.  This was partially offset by an $82.2 million decrease in net proceeds from marketable investment securities.

Cash Flows from Financing Activities

For the nine months ended March 31, 2018, compared to the same period in the prior year, the decrease in cash flows from financing activities was driven primarily by the $151.0 million reduction in net proceeds from the revolving credit facility, the $46.0 million in additional cash paid for repayment of the revolving credit facility and $42.4 million payment of contingent consideration related to the Assurex acquisition.  These reductions in cash flows were partially offset by $31.6 million reduction in cash used to repurchase common stock and an increase in proceeds from issuance of common stock under share-based compensation plans of $16.9 million.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200.0 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2018, we have $160.7 million remaining on our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended March 31, 2018 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which is incorporated by reference herein.

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

PART II - Other Information

Item 1.  Legal Proceedings

Investigations of the Department of Health and Human Services, Office of Inspector General

As previously disclosed, in February 2018, the Company received a Subpoena from the Department of Health and Human Services, Office of Inspector General, in connection with an investigation into possible false or otherwise improper claims submitted for payment under Medicare and Medicaid. The Subpoena requested that the Company produce documents relating primarily to the Company’s billing to government-funded healthcare programs for the Company’s hereditary cancer testing. The time period covered by the Subpoena is January 1, 2014 through the date of issuance of the Subpoena. The Company is cooperating with the Government’s request and is in the process of responding to the Subpoena. The Company is unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation. No claims have been made against the Company.

In addition, the Company’s wholly-owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received in June 2016 a Subpoena from the Department of Health and Human Services, Office of Inspector General, requesting that CBI produce documents relating to a designated unrelated company, other third party entities, and healthcare providers who received payment from CBI for the collection and processing of blood specimens for testing.  In connection with this investigation, the Government has recently requested additional documents.  CBI is providing the documents requested and continues to cooperate with the Government’s requests.  CBI is unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation.  No claims have been made against CBI.

Purported Securities Class Action

On April 20, 2018, Matthew Kessman, individually and on behalf of all others similarly situated, filed a purported class action complaint in the United States District Court, District of Utah, against the Company, our President and Chief Executive Officer, Mark C. Capone, our former President and Chief Executive Officer, Peter D. Meldrum, our Executive Vice President and Chief Financial Officer, R. Bryan Riggsbee, and our former Chief Financial Officer, James S. Evans.  This action is premised upon allegations that the defendants made false and misleading statements regarding our business, operational and compliance policies, specifically by allegedly failing to disclose that the Company was allegedly submitting false or otherwise improper claims for payment under Medicare and Medicare for the Company’s hereditary cancer testing. The plaintiff seeks certification as the purported class representative and the payment of damages allegedly sustained by plaintiff and the purported class by reason of the allegations set forth in the complaint, plus interest, and legal and other costs and fees.  The Company intends to vigorously defend against this action.

Other than as set forth above, we are not a party to any legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 1A. Risk Factors

A discussion of our risk factors can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Form 10-K”).  As disclosed in “Item 1. Legal Proceedings” above, we have received subpoenas from the Department of Health and Human Services, Office of Inspector General. We are unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to these investigations. No claims have been made against the Company. See the risk factors entitled, “If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition” and “Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs” in our 2017 Form 10-K for information about potential risks that may result from such investigations. In addition, the information below includes an additional risk factor with respect to the purported securities class action discussed above under “Item 1. Legal Proceedings.”

We are currently subject to a purported securities class action lawsuit, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

On April 20, 2018, a purported securities class action lawsuit was filed against us and certain of our current and former executive officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. This lawsuit is premised upon allegations that the defendants made false and misleading statements regarding our business, operational and compliance policies, specifically by allegedly failing to disclose that we were allegedly submitting false or otherwise improper claims for payment under Medicare and Medicare for our hereditary cancer testing. While we intend to vigorously defend against this action, there is no assurance that we will be successful in the defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. This action may divert management resources, we may incur substantial costs, and any unfavorable outcome may have a material adverse effect on our financial condition, results of operations and cash flows.

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

During the three months ended March 31, 2018 we acquired the following shares of common stock under our stock repurchase program:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
January 1, 2018 to January 31, 2018	—	$—	—	160.7
February 1, 2018 to February 28, 2018	—	$—	—	160.7
March 1, 2018 to March 31, 2018	—	$—	—	160.7
Total	—		—	160.7

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
101

The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations (iii) the unaudited Consolidated Statement of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 9, 2018	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2018	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)