Form 10-K
period 2018-06-30
MYRIAD GENETICS INC
filed 2018-08-24
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,331,343,328.

As of August 20, 2018 the registrant had 70,920,354 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement, to be filed no later than 120 days following June 30, 2018, for the Annual Meeting of Stockholders to be held on November 29, 2018.

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

Overview

We are one of the largest specialty molecular diagnostic laboratories in the world and since our founding in 1992, have tested over 3.0 million patients. We are headquartered in Salt Lake City, Utah and generated worldwide revenues of $772.6 million during our fiscal year ended June 30, 2018. We are a leading personalized medicine company acting as a trusted advisor to transform patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease. We believe that identifying these biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs.

Our Mission

Our goal is to provide physicians with critical information to guide the healthcare management of their patients by addressing four major questions a patient may have about their healthcare:

•	What is the likelihood of my getting a disease?
•	Do I have a disease?
•	How aggressively should my disease be treated?
•	Which therapy will work best to treat my disease?

Over time, we have developed and plan to develop additional products that answer these important questions in six medical specialties:  oncology, women’s health, urology, dermatology, autoimmune and neuroscience.  We believe that these commercial channels represent markets where there is a significant opportunity for high-value molecular diagnostic tests to positively impact patient care and drive value for the healthcare system.

Our Business Strategy

Our strategy is focused on executing the following five critical success factors:

1.

Build upon a solid hereditary cancer foundation - In fiscal year 2018, approximately 65 percent of our revenue was derived from the sale of products to assess a patient’s risk for hereditary cancer.  Given that this is our most important market and that we are the worldwide leader in hereditary cancer testing, we are focused on maintaining this global leadership position. We are currently working on expanding professional guidelines for hereditary cancer testing to expand the addressable market, and have signed long-term contracts with commercial insurers to ensure pricing visibility going forward.

2.

Grow new product volume – In fiscal year 2018, volume from new products outside of hereditary cancer comprised greater than two-thirds of our overall volume. We are currently less than 10 percent penetrated in the U.S. market with our new products and see significant opportunity for future revenue growth. We are focused on further penetrating these markets and believe in the future our new products could represent the largest component of our revenue.

3.

Expand reimbursement coverage for new products – Our new tests, in the United States, have insurance coverage for anywhere from 5% to 90% of the total addressable market. We are actively working on demonstrating scientific evidence supporting both the clinical efficacy and utility of these products to commercial payers to broaden insurance coverage.

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

•

riskScoreTM:  clinically validated personalized medicine tool that enhances our myRisk Hereditary Cancer test.   The riskScore test is clinically validated to predict a woman’s risk of developing breast cancer using family history, clinical risk factors and genetic-markers. The proprietary algorithm combines proprietary single nucleotide polymorphisms (SNP’s) and clinical factors to provide women with their remaining lifetime and 5-year risk for developing breast cancer.

•

BRACAnalysis CDx TM: DNA sequencing test for use as a companion diagnostic with the PARP inhibitor LynparzaTM (olaparib) currently indicated for use in identifying ovarian cancer patients with deleterious or suspected deleterious germline BRCA variants eligible for treatment with LynparzaTM, and as a complementary diagnostic test in ovarian cancer patients associated with enhanced progression-free survival (PFS) from Tesaro’s PARP inhibitor Zejula™ (niraparib) maintenance therapy.  Approximately 15% of patients with epithelial ovarian cancer are BRCA positive.

•

GeneSight®: DNA genotyping test to optimize psychotropic drug selection for neuroscience patients.  Our GeneSight test helps healthcare providers take a personalized approach to prescribing medicine for patients.  Because genes influence the way a person’s body responds to specific medications, the medications may not work the same for everyone. Using DNA gathered with a simple cheek swab, GeneSight analyzes a patient’s genes and provides individualized information to help healthcare providers select medications that better match their patient’s genes. Multiple clinical studies have shown that when clinicians used GeneSight to help guide treatment decisions, patients were more likely to respond to the selected medication compared to standard of care.

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

•

Prolaris®: RNA expression test for assessing the aggressiveness of prostate cancer. Our Prolaris test is a gene expression assay that assesses whether a patient is likely to have a slow growing, indolent form of prostate cancer that can be safely monitored through active surveillance, or a more aggressive form of the disease that would warrant aggressive intervention such as a radical prostatectomy or radiation therapy.  The Prolaris test was developed to improve physicians’ ability to predict disease outcome and to thereby optimize patient treatment. A study published by Urologic Oncology in June 2018 demonstrated that Prolaris can identify 50% more patients as suitable for active surveillance without any change in prostate cancer mortality.

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

•

myPath™ Melanoma: RNA expression test for diagnosing melanoma. Our myPath Melanoma test is a gene expression based profile that is performed on biopsy tissue for the purpose of aiding a dermatopathologist in the diagnosis of melanoma. Every year in the United States, there are approximately two million skin biopsies performed specifically for the diagnosis of melanoma. Approximately 14% of these biopsies are classified as indeterminate where a dermatopathologist cannot make a definitive call as to whether the biopsy is benign or malignant. Outcomes for patients are poor if melanoma is not caught in early stages with five year survival rates dropping from 98% for localized to less than 20% for distant stage disease cancer based upon data from the American Cancer Society. We believe myPath Melanoma may provide an accurate tool to assist physicians in correctly diagnosing indeterminate skin lesions.  Based upon three clinical validation studies which were published in the Journal of Cutaneous Pathology in 2015, Cancer in 2016 and Cancer Epidemiology Biomarkers and Prevention in 2017, myPath Melanoma has been shown to have a diagnostic accuracy of 90 to 95 percent.

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

Pharmaceutical and Clinical Services

Our pharmaceutical and clinical services consist of the following:

•

Through Myriad RBM, we provide biomarker discovery and pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology.   Our technology

enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers.  During the year ended June 30, 2018, Myriad RBM accounted for 4.0% of total revenue.  In addition to the fees received from analyzing these samples, we also use this information to create and validate potential molecular diagnostic tests.

•

Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) located approximately 15 miles from our European laboratories in Munich, Germany.  It is an internal medicine emergency hospital that is considered a specialized hospital for internal medicine and hemodialysis.

The Molecular Diagnostic Industry and Competition

The markets in which we compete are rapidly evolving, and we face competition from multiple public companies, private companies, and academic/university laboratories for a number of our laboratory testing services.

In the hereditary cancer testing market we have faced increased competition since a U.S. Supreme Court decision in June 2013 invalidated some of the key patent claims covering our hereditary cancer testing products. These patents were originally set to begin expiring in 2015 and beyond.  Since this Supreme Court decision, numerous large reference laboratories, small private laboratories, and academic/university laboratories have launched competing hereditary cancer tests.  Despite the impact from competition, we continue to believe we are the world leader in hereditary cancer testing.

The market for hereditary cancer testing has evolved dramatically over time. Broad reimbursement coverage for hereditary cancer tests began emerging in the early 2000s and coupled with increased public awareness around genetics and our marketing and promotional efforts, there has been significant growth in testing volumes. One of the largest drivers of growth has been increased testing in asymptomatic patients in the preventive care setting which now comprise over half of all tests performed in the United States. We are working to continue to expand awareness around hereditary cancer testing and expand the number of patients that qualify for hereditary cancer testing under medical guidelines and health insurance coverage policies.

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

We compete in the hereditary cancer testing market based upon several factors including:

1)	the analytical accuracy of our tests
2)	our ability to classify genetic variants in hereditary cancer genes
3)	the quality of our sales and marketing for our products
4)	the quality of our customer service and support
5)	turnaround time
6)	Additional information about cancer risks provided by riskScore; and
7)	value associated with our test quality

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

In the oncology companion diagnostic market, we currently sell our FDA approved BRACAnalysis CDx test as a companion diagnostic for the prediction of response to a class of drugs called PARP inhibitors. Currently we are the only laboratory with an FDA approved germline test for this indication and have received approvals in ovarian and metastatic breast cancer from the U.S. FDA. We also have proprietary tests in development including our myChoice HRD assay which we believe could be even better predictors of response to PARP inhibitors but are not yet broadly commercially available. We compete in this market based upon the quality and turnaround time of our testing, our ability to garner regulatory approvals for new indications, and based upon our proprietary testing methodologies.

In the urology market, we compete against a small number of public and private companies for our prostate cancer prognostic test, Prolaris. We compete in this market primarily based upon the quality of the clinical data supporting the test, our first mover advantage in the marketplace and the strength of our sales support and customer service.

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

Sales and Marketing

We sell our tests through our own direct sales force and marketing efforts in the United States, Europe, Australia and Canada. Our United States sales force is comprised of approximately 750 individuals across six separate sales channels. In connection with any additional tests that we may launch, we may expand our existing oncology, women’s health, urology, dermatology, neuroscience and autoimmune care sales forces, or build new sales forces to address other physician specialty groups. In addition to our direct sales force, we have entered into distributor agreements with organizations in selected European, Latin American, Middle Eastern, Asian and African countries.

Research and Development

We plan to continue to use our proprietary DNA sequencing, RNA expression and protein analysis technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover important genes and their proteins and to understand their role in human disease.  Based on these biomarkers we plan to develop highly accurate, informative tests that may help physicians better manage their patients’ healthcare. We believe that our technologies provide us with a significant competitive advantage and the potential for numerous product opportunities. For the years ended June 30, 2018, 2017 and 2016, we had research and development expense of $70.8 million, $74.4 million, and $70.6 million, respectively.

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

In May 2016, we completed the acquisition of Sividon Diagnostics GmbH (“Sividon”), a leading breast cancer prognostic company, for $39.0 million upfront with the potential for €15.0 million ($17.5 million converted at the June 30, 2018 period end exchange rate) in additional performance-based milestones.  We believe the acquisition brings us the best-in-class breast cancer prognostic test and strengthens our market leading oncology portfolio of high value personalized medicine products.

In August 2016, we completed the acquisition of Assurex Health, Inc. (“Assurex”) for total consideration of $351.6 million, net of cash acquired of $5.5 million, including a cash payment of $216.1 million, and two potential performance-based milestones totaling $185.0 million. We believe the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a product, GeneSight, which has significant growth potential.

Subsequent to the end of fiscal 2018, we completed the acquisition of Counsyl for preliminary consideration of $408.6, consisting of $281.3 in cash, and 2,994,251 shares of common stock issued, valued at $127.3. The purchase price is subject to revision through certain working capital adjustments, which are expected to be finalized by the end of the Company’s first quarter of fiscal 2019.

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

Vectra DA.   We hold an exclusive license to one or more issued U.S. patent and pending patent applications in the U.S. and other jurisdictions relating to Vectra®DA testing.  This issued U.S. patent has a term expected to expire in 2031 and these U.S. applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for measuring and monitoring inflammatory disease activity.

Prolaris.   We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to Prolaris® testing.  These issued U.S. patents will have terms to begin expiring in 2032 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for detecting, diagnosing, prognosing and selecting therapy for prostate cancer.

EndoPredict.   We own or hold an exclusive license to one or more issued European patents and pending patent applications in the U.S. and other jurisdictions relating to EndoPredict® testing.  These issued European patents have terms expected to begin expiring in 2031 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for prognosing and selecting therapy for breast cancer.

myChoice HRD.   We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to myChoice® HRD testing.  These issued patents have terms expected to expire in 2032 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for detecting homologous recombination deficiency and selecting therapy based on such detection.

GeneSight.  We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relation to GeneSight® testing.  These issued patents have terms expected to begin expiring in 2024 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for detecting single nucleotide polymorphisms and selecting and/or optimizing therapy based on such detection.

We intend to seek patent protection in the United States and major foreign jurisdictions for synthetic nucleic acids, antibodies, biomarker signatures, assays, probes, primers, technologies, methods, processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection.  However, any patents issued to us or our licensors may not afford meaningful protection for our products or technology or may be subsequently circumvented, invalidated or narrowed or found unenforceable.  Any patent applications which we have filed, or will file, or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims.  In addition, others may obtain patents having claims which cover aspects of our tests or processes which are necessary for or useful to the development, use or performance of our diagnostic products.  Should any other group obtain patent protection with respect to our discoveries, our commercialization of our molecular diagnostic tests could be limited or prohibited.

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

In 2006, Assurex Health, Inc. (now our wholly-owned subsidiary) entered into an agreement with the Mayo Foundation for Medical Education and Research (“Mayo”), which granted to Assurex an exclusive world-wide license to utilize certain rights of Mayo in intellectual property relating to what is now GeneSight testing.  Under this license agreement we pay Mayo a royalty based on net sales of our GeneSight test.  This license expires upon expiration of the last to expire patent covered by the Mayo agreement, which presently is not anticipated to expire until 2024.  Mayo has the right to terminate the agreement for the uncured breach of any material term of the agreement.

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

In 2010, Crescendo Bioscience, Inc. (now our wholly-owned subsidiary) entered into a license agreement with the Oklahoma Medical Research Foundation (the “OMRF”), for the exclusive world-wide right to utilize certain intellectual property rights of OMRF including patent applications relating to what is now Vectra DA testing.  Under this license agreement we pay OMRF a royalty based on net sales of our Vectra DA test.  This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2031.  OMRF has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

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

If a laboratory is out of compliance with state laws or regulations governing licensed laboratories or with CLIA, penalties may include suspension, limitation or revocation of the license or CLIA certificate, assessment of financial penalties or fines, or imprisonment.  Loss of a laboratory’s CLIA certificate or state license may also result in the inability to receive payments from state and federal health care programs as well as private third party payors.  We believe that we are in material compliance with CLIA and all applicable licensing laws and regulations.

Food and Drug Administration

Although the Food and Drug Administration (FDA) has consistently claimed that it has the authority to regulate laboratory-developed tests (“LDTs”) that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion in not otherwise regulating most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls).  More recently, the FDA has indicated that it will apply a risk-based approach to determine the regulatory pathway for all in vitro diagnostics (“IVDs”), including IVD companion and complementary diagnostic devices, as it does with all medical devices. This means that the regulatory pathway will depend on the level of risk to patients, based on the intended use of the IVD and the controls necessary to provide a reasonable assurance of safety and effectiveness. The two primary types of marketing pathways for medical devices are clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or 510(k), and approval of a premarket approval application, or PMA.  IVD companion diagnostic devices developed for use with drugs typically will utilize the PMA pathway which would be preceded by a clinical trial performed under an investigational device exemption, or IDE, that would have to be completed before the PMA may be submitted.

We are developing companion diagnostic tests for use with drug products in development by pharmaceutical companies, such as our collaborations with pharmaceutical companies on PARP inhibitors for the treatment of ovarian, breast and other cancers.  Companion diagnostic tests are currently subject to regulation by the FDA as medical devices.  The FDA issued Guidance on In-Vitro Companion Diagnostic Devices in July 2014, which is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in-vitro companion diagnostic for the safe and effective use of the product.  The FDA defined an invitro companion diagnostic device (“IVD Companion Dx”) as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product.  The FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD Companion Dx in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding companion diagnostic will be developed contemporaneously.  On July 15, 2016, the FDA released a draft guidance entitled, “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product.  This draft guidance document is intended to be a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic.

The FDA has also introduced the concept of a complementary diagnostic that it defines as a test that is not required but which provides significant information about the use of a drug.  A complementary test can help guide treatment strategy and identify which patients are likely to derive the greatest benefit from therapy, and if approved by the FDA information regarding the IVD will be included in the therapeutic product labelling.  Although the FDA has not yet issued any written guidance regarding complementary diagnostics, it has already approved a couple of complementary diagnostics, including a supplementary premarket approval for BRACAnalysis CDx, which was approved in March 2017, as a complementary diagnostic test in ovarian cancer patients associated with enhanced progression-free survival (PFS) when used with Tesaro’s PARP inhibitor Zejula™ (niraparib) maintenance therapy.

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

Human Resources

As of June 30, 2018, we have over 2,400 full-time equivalent employees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.  Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

As of June 30, 2018, we had $211.3 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2018 our consolidated revenues were $772.6 million, and net cash from operating activities was $115.9 million. To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing. In addition, we entered into an unsecured revolving debt facility (the “Facility”) in December 2016, pursuant to which we borrowed a principal amount of $205.0 million.  The Facility is due on December 23, 2021.  As of June 30, 2018, the balance due under our Facility was $9.3 million. In addition, we amended our unsecured revolving debt facility (as amended, the “Facility”) on July 31, 2018, providing for an aggregate principle amount of up to $350.0 million. Pursuant to the Facility, we borrowed an aggregate principal amount of $300.00 million on July 31, 2018. The Facility is due on July 31, 2023.

While we anticipate that our existing cash, cash equivalents and marketable securities and expected net cash to be generated from sales of our molecular diagnostic tests and pharmaceutical and clinical services will be sufficient to fund our current operations for the foreseeable future, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing. If we are unable to secure additional funding, we may be unable to repay our Facility when it becomes due, and be required to reduce research and development projects, limit sales and marketing activities, scale back our expansion efforts outside the United States, reduce headcount or potentially even discontinue operations. Our future capital requirements will depend on many factors that are currently unknown to us, including:

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

Covenants in the Facility, which went into effect during the quarter ending March 31, 2017, impose operating and financial restrictions on us. These restrictions may prohibit or place limitations on, among other things, our ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Facility may also prohibit or place limitations on our ability to sell assets, pay dividends or provide other distributions to shareholders. These restrictions could also limit our ability to take advantage of business opportunities.  We must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Facility. Our ability to comply with this ratio may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Under the Facility, a change in control in the Company, which means that a shareholder or a group of shareholders is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power of the voting stock of the Company would require mandatory prepayment of the outstanding debt.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to prevent, and if necessary to detect and respond to such security incidents and breaches of privacy and security mandates.  While we have experienced unauthorized accesses to our information technology systems and infrastructure in the past, which may occur again in the future, our security measures have been able to detect, respond to and prevent any material adverse effect to our information systems and business operations from such breaches.  However, in the future, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.

In May 2016, the European Union formally adopted the General Data Protection Regulation (GDPR), which applies to all EU member states from May 25, 2018 and replaced the EU Data Protection Directive The regulation introduces stringent new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies or other transactions from which we may gain access to personal data.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  These variations in the law may raise our costs of compliance and result in greater legal risks.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA became law. This law substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes and fraud and abuse, which will impact existing state and federal health care programs and will result in the development of new programs.   Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. Both Congress and President Trump have expressed their intention to repeal or repeal and replace the ACA, and as a result, certain sections of the ACA have not been fully implemented or were effectively repealed. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

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

As part of our business strategy, we have expanded into international markets.  We have established sales offices in Germany, Switzerland, France, Spain, the United Kingdom, Italy, Canada and Australia; laboratory and production operations in Germany; and international headquarters in Switzerland. We may establish additional operations or acquire additional properties outside the United States in order to advance our international sales doing business internationally involves a number of risks, including:

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
•

multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, data and privacy laws such as the EU General Data Protection Regulation (GDPR), regulatory requirements and other governmental approvals, permits and licenses; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practice Act, UK Bribery Act, anti-boycott laws and other anti-corruption laws.

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

International data protection laws and regulations may restrict our activities and increase our costs.

International data protection laws and regulations may affect our collection, use, storage, and transfer of information obtained outside of the United States.  In particular, the European Union’s General Data Protection Regulation, or GDPR, took effect in May 2018, and will require us to meet new and more stringent requirements regarding the handling of personal data about European Union residents.  Failure to meet GDPR requirements could result in penalties of up to 4% of our worldwide revenue.  The GDPR is a complex law and the regulatory guidance is still evolving.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  These variations in European data protection laws may raise our costs of compliance and result in greater legal risks.  Failure to comply with data protection laws and regulations could result in government enforcement actions, which may involve civil and criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business.  Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We rely on a CLIA-certified and FDA approved laboratory facility in Salt Lake City, Utah to perform most of our molecular diagnostic tests; a CLIA-certified laboratory in South San Francisco, California to perform our VectraDA test; a single laboratory facility in Munich, Germany to perform our international molecular diagnostic tests; a single laboratory facility in Cologne, Germany to perform and produce our EndoPredict test kits; a CLIA-certified lab in Mason, Ohio to perform our GeneSight test; and a CLIA-certified laboratory facility in Austin, Texas to perform our pharmaceutical and clinical testing services. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. In the event our clinical testing facilities were to lose their CLIA certification or other required certifications or licenses or were affected by a man-made or natural disaster, we would be unable to continue our molecular diagnostic and pharmaceutical and clinical services business at current levels to meet customer demands for a significant period of time. Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our molecular diagnostic or pharmaceutical and clinical services business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic or pharmaceutical and clinical services business were interrupted, it would seriously harm our business.

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

On April 20, 2018, a purported securities class action lawsuit was filed against us and certain of our current and former executive officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. This lawsuit is premised upon allegations that the defendants made false and misleading statements regarding our business, operational and compliance policies, specifically by allegedly failing to disclose that we were allegedly submitting false or otherwise improper claims for payment under Medicare and Medicaid for our hereditary cancer testing. While we intend to vigorously defend against this action, there is no assurance that we will be successful in the defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. This action may divert management resources, we may incur substantial costs, and any unfavorable outcome may have a material adverse effect on our financial condition, results of operations and cash flows.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted. The Tax Act makes broad and complex changes to the U.S. tax code, with many of its provisions effective for tax years beginning on or after January 1, 2018. The Tax Act, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income, an indefinite NOL carryforward, immediate deductions for certain new investments instead of deductions for depreciation expense over time, the modification or repeal of many business deductions and credit, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this legislation may have on our business. The overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

Risks Related to Our Intellectual Property

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

As of June 30, 2018, our patent portfolio included issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims protecting our intellectual property rights.  Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for compositions, processes, methods and other inventions that we believe are patentable.  Our ability to preserve our trade secrets, proprietary data bases and other intellectual property is also important to our long-term success.  If our intellectual property is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability.  Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market.  The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

If a third party files a patent application with claims to subject matter we have invented, the Patent and Trademark Office (“PTO”) may declare interference between competing patent applications.  If an interference is declared, we may not prevail in the interference.  If the other party prevails in the interference, we may be precluded from commercializing services or tests based on the invention or may be required to seek a license.  A license may not be available to us on commercially acceptable terms, if at all.

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

We are currently subject to government investigations, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

In February 2018, we received a Subpoena from the Department of Health and Human Services, Office of Inspector General, in connection with an investigation into possible false or otherwise improper claims submitted for payment under Medicare and Medicaid. The Subpoena requested that we produce documents relating primarily to our billing to government-funded healthcare programs for our hereditary cancer testing. The time period covered by the Subpoena is January 1, 2014 through the date of issuance of the Subpoena. We are cooperating with the Government’s request and are in the process of responding to the Subpoena. We are unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation.

In June 2016, our wholly-owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a Subpoena from the Department of Health and Human Services, Office of Inspector General, requesting that CBI produce documents relating to a designated unrelated company, other third party entities, and healthcare providers who received payment from CBI for the collection and processing of blood specimens for testing.  In connection with this investigation, in December 2017, the Government requested additional documents.  CBI is providing the documents requested and continues to cooperate with the Government’s requests.  We are unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation.

While no claims have been made against us with respect to these investigations, these investigations may divert management resources, we may incur substantial costs, and any unfavorable outcome may have a material adverse effect on our financial condition, results or operations and cash flows.

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

Risks Related to Our Common Stock

We recently identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if our internal control over financial reporting is not effective

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be prevented or detected timely. Even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

During the financial close for fiscal year 2018 we identified a material weakness in our internal controls over financial reporting related to insufficient controls to ensure the timely recognition of sales allowance adjustments. A more complete description of this material weakness is included in Item 9A, "Controls and Procedures" in this Form 10-K.

The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

The market prices for securities of molecular diagnostic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future.  In the two years ended June 30, 2018, our stock price has ranged from $15.15 per share to $41.57 per share.  In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	failure of any of our recently launched tests and any new test candidates to achieve commercial success;
•	failure to sustain revenue growth or margins in our molecular diagnostic business;
•	changes in the structure of healthcare payment systems and changes in the governmental or private insurers reimbursement levels for our molecular diagnostic tests;
•	introduction of new commercial tests or technological innovations by competitors;
•	termination of the licenses underlying our molecular diagnostic and pharmaceutical and clinical services;
•	delays or other problems with operating our laboratory facilities;
•	failure of any of our research and development programs;
•	changes in intellectual property laws of our patents or enforcement in the United States and foreign countries;
•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;
•	missing or changing the financial guidance we provide;
•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;
•	changes in the governmental regulatory approved process for our existing and new tests:
•	failure to meet estimates or recommendations by securities analysts that cover our common stock;
•	public concern over our approved tests and any test candidates;
•	litigation;
•	government and regulatory investigations;
•	future sales or anticipated sales of our common stock by us or our stockholders;
•	the timing and amount of repurchases of our common stock;
•	general market conditions;
•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;
•	celebrity publicity;
•	economic, healthcare and diagnostic trends, disasters or crises and other external factors; and
•	period-to-period fluctuations in our financial results.

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

We also lease approximately 3,600 square feet in Munich, Germany under a lease expiring in March 2019.  This space is used as a laboratory for our international molecular diagnostic businesses.

We also lease approximately 5,000 square feet in Zurich, Switzerland that expires in September 2021.  This space is used for the administration of our international operations.  We also maintain lease agreements for our administrative offices in Paris, France; Milan, Italy; London, United Kingdom; Canada and Australia.

We also have a lease on an approximately 7,500 square foot facility with laboratory, production and office space in Cologne, Germany expiring in December 2022.

We also have 20 buildings comprising 127,000 square feet in Herrsching, Germany.  Activities related to our pharmaceutical and clinical services are performed at this location.

We also lease 2 spaces in Mason, OH and one in Toronto, ON Canada with a total square footage of approximately 33,700 expiring in November 2018 and August 2024.

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

Investigations of the Department of Health and Human Services, Office of Inspector General

In February 2018, we received a Subpoena from the Department of Health and Human Services, Office of Inspector General, in connection with an investigation into possible false or otherwise improper claims submitted for payment under Medicare and Medicaid. The Subpoena requested that we produce documents relating primarily to our billing to government-funded healthcare programs for our hereditary cancer testing. The time period covered by the Subpoena is January 1, 2014 through the date of issuance of the Subpoena. We are cooperating with the Government’s request and are in the process of responding to the Subpoena. We are unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation. No claims have been made against us.

In June 2016, our wholly-owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a Subpoena from the Department of Health and Human Services, Office of Inspector General, requesting that CBI produce documents relating to a designated unrelated company, other third party entities, and healthcare providers who received payment from CBI for the collection and processing of blood specimens for testing.  In connection with this investigation, in December 2017, the Government requested additional documents.  CBI is providing the documents requested and continues to cooperate with the Government’s requests.  CBI is unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation.  No claims have been made against CBI.

Purported Securities Class Action

On April 20, 2018, Matthew Kessman, individually and on behalf of all others similarly situated, filed a purported class action complaint in the United States District Court, District of Utah, No. 2:18-cv-0336-DAK-EJF, against us, our President and Chief Executive Officer, Mark C. Capone, our former President and Chief Executive Officer, Peter D. Meldrum, our Executive Vice President and Chief Financial Officer, R. Bryan Riggsbee, and our former Chief Financial Officer, James S. Evans.  This action is premised upon allegations that the defendants made false and misleading statements regarding our business, operational and compliance policies, specifically by allegedly failing to disclose that the Company was allegedly submitting false or otherwise improper claims for payment under Medicare and Medicaid for our hereditary cancer testing. The plaintiff seeks certification as the purported class representative and the payment of damages allegedly sustained by plaintiff and the purported class by reason of the allegations set forth in the complaint, plus interest, and legal and other costs and fees.  We intend to vigorously defend against this action.

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

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol "MYGN."  The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market for the last two fiscal years:

	High	Low
Fiscal Year Ended June 30, 2018
Fourth Quarter	$40.72	$27.27
Third Quarter	$41.57	$28.51
Second Quarter	$37.30	$27.23
First Quarter	$36.49	$23.28

Fiscal Year Ended June 30, 2017
Fourth Quarter	$26.99	$17.50
Third Quarter	$19.90	$15.15
Second Quarter	$21.53	$15.86
First Quarter	$32.97	$19.10

Stockholders

As of August 20, 2018, there were approximately 216 stockholders of record of our common stock and, according to our estimates, approximately 37,426 beneficial owners of our common stock.

Equity Compensation Plan Information

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Equity Compensation -- Equity Compensation Plan Information” to be included in the proxy statement for our 2018 Annual Meeting of Stockholders.

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

The details of the activity under our stock repurchase programs during the fiscal quarter ended June 30, 2018, were as follows:

Issuer Purchases of Equity Securities

(in millions, except per share data)

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
April 1, 2018 to April 30, 2018	-	$-	-	160.7
May 1, 2018 to May 31, 2018	-	$-	-	160.7
June 1, 2018 to June 30, 2018	-	$-	-	160.7
Total	-		-	$160.7

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on June 28, 2013 and ending on June 29, 2018 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The NASDAQ Stock Market, Inc. and the NASDAQ Health Care Providers Stock Index during such period.  We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance.  The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Select Market on the last trading day of the year shown.  The graph lines merely connect year-end values and do not reflect fluctuations between those dates.  The comparison assumes $100 was invested on June 28, 2013 in our common stock and in each of the foregoing indices.  The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/28/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018
Myriad Genetics, Inc.	100.00	144.85	126.50	113.80	96.17	139.08
NASDAQ Stock Index (U.S.)	100.00	129.53	146.53	142.30	180.43	168.65
NASDAQ Health Care Providers Stocks	100.00	138.05	187.76	142.65	168.65	186.90

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

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2018 and 2017, as well as consolidated statements of operations for the years ended June 30, 2018, 2017 and 2016 and the reports thereon are included elsewhere in this Annual Report on Form 10-K.  The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.  As described in Note 2, "Revisions of Previously-Issued Financial Statements" of the Notes to the Consolidated Financial Statements included in Part II, ITEM 8 of this Report, amounts presented for 2018 and prior periods reflect revisions to correct certain immaterial errors related to sales allowance.

In millions, except per share amounts	Years Ended June 30,
Consolidated Statement of Operations Data:	2018	2017	2016	2015	2014
Molecular diagnostic testing	$719.3	$720.6	$692.4	$694.9	$748.2
Pharmaceutical and clinical services	53.3	49.3	48.1	27.6	30.0
Total Revenue	772.6	769.9	740.5	722.5	778.2
Costs and expenses:
Cost of molecular diagnostic testing	148.7	145.2	132.8	132.8	96.1
Cost of pharmaceutical and clinical services	28.5	26.0	24.5	14.6	13.1
Research and development expense	70.8	74.4	70.6	75.5	67.5
Change in the fair value of contingent consideration	(61.2)	(0.8)	-	-	-
Selling, general and administrative expense	467.1	476.4	359.2	366.0	327.1
Total costs and expenses	653.9	721.2	587.1	588.9	503.8
Operating income	118.7	48.7	153.4	133.6	274.4
Other income (expense):
Interest income	1.8	1.2	0.9	0.4	5.4
Interest expense	(3.2)	(6.0)	(0.3)	(0.2)	-
Other	(0.4)	(3.0)	2.0	0.5	(2.0)
Total other income (expense)	(1.8)	(7.8)	2.6	0.7	3.4
Income before income taxes	116.9	40.9	156.0	134.3	277.8
Income tax provision	(14.0)	20.6	38.8	54.5	101.6
Net income	130.9	20.3	117.2	79.8	176.2
Net loss attributable to non-controlling interest	(0.2)	(0.2)	-	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$131.1	$20.5	$117.2	$79.8	$176.2
Earnings per basic share:
Basic	$1.89	$0.30	$1.67	$1.12	$2.33
Diluted	$1.82	$0.30	$1.60	$1.07	$2.25
Weighted average shares outstanding:
Basic	69.4	68.3	70.0	71.3	75.7
Diluted	72.0	68.8	73.4	74.5	78.2

	As of June 30,
Consolidated Balance Sheet Data:	2018	2017	2016	2015	2014
Cash, cash equivalents and marketable investment securities	$211.3	$199.2	$238.9	$185.4	$270.5
Working capital	224.2	84.2	229.8	214.3	241.8
Total assets	1,174.1	1,208.9	867.2	765.6	823.8
Stockholders’ equity	964.9	768.0	739.6	661.7	719.0

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, ITEM 6 of this Report and the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. In addition, certain prior period amounts have been revised to correct for errors related to those prior periods. Refer to Note 2, Revisions of Previously-Issued Financial Statements, of the Notes to the Consolidated Financial Statements included in Part II, ITEM 8 of this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company.

Overview

Our consolidated revenues consist primarily of sales of molecular diagnostic tests and pharmaceutical and clinical services through our wholly-owned subsidiaries.  During the year ended June 30, 2018, we reported total revenues of $772.6 million, net income attributable to Myriad Genetics, Inc. stockholders of $131.1 million and diluted earnings per share of $1.82 that included income tax benefit of $14.0 million.

See Note 16 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding our operating segments.

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

Business Highlights

During fiscal year 2018 the company set a new record for revenue from new products with $212.4 million in sales from GeneSight, Vectra DA, Prolaris, and EndoPredict. In fiscal year 2018, 70 percent of total test volume performed by Myriad was due to these tests. This compares to fiscal year 2013 where one percent of total test volume and one percent of revenue was associated with new products.

During the year ended June 30, 2018 we announced the second major clinical validation study for riskScore® at the American Society of Clinical Oncology annual meeting. The study evaluated 518 women and found that riskScore is a highly statistically significant predictor of the 5-year and lifetime risk of breast cancer (p=2.6x10-12 and p=2.5x10-12, respectively).  Moreover, riskScore was statistically significantly superior to Tyrer-Cuzick alone for both 5-year and lifetime risk of breast cancer (1.9x10-8 and p=2.4x10-8, respectively), underscoring the independent contribution of the combined test score.

We also presented the results from the GeneSight GUIDED randomized controlled trial at the American Psychiatric Association annual meeting. The landmark study showed that patients receiving GeneSight had significantly better outcomes with a 50 percent increase in remission rates and a 30 percent increase in response rates relative to those who received standard of care therapy.

We announced that the U.S. Food and Drug Administration (FDA) has accepted our supplementary premarket approval (sPMA) application for BRACAnalysis CDx® to be used as a companion diagnostic with Pfizer’s PARP (poly ADP ribose polymerase) inhibitor, talazoparib.  The New Drug Application (NDA) for talazoparib has been granted priority review by the FDA and has a Prescription Drug User Fee Act (PDUFA) goal date of December 2018.

During the fourth quarter, we signed a definitive agreement to acquire Counsyl, Inc. a global leader in reproductive genetic testing for total consideration of $408.6 million through a combination of cash and our stock. The acquisition closed on July 31, 2018. The acquisition of Counsyl provides Myriad with two new products, ForeSightTM and PreludeTM, in the expanded carrier screening non-invasive prenatal testing markets, respectively. We estimate that these markets will grow to approximately 3 million tests performed in the United States and $1.5 billion over the next five years.

Revision of Previously-Issued Financial Statements

During the financial close for fiscal year 2018, we identified accounting irregularities related to the calculation of our sales allowance. As a result, we conducted a thorough review of the sales allowance processes and the Company’s internal controls over financial reporting. Errors were identified that related to both fiscal 2018 and prior periods. The effect of the errors identified were immaterial to each of the prior reporting periods affected. However, we concluded that the cumulative effect of correcting the errors in fiscal 2018 would materially misstate our consolidated statements of operations.  For the year ended June 30, 2018, net income attributable to Myriad Genetics, Inc. stockholders was reduced by $6.6 million.   Additionally, the financial results for the prior periods have been revised to reflect the impact of these errors on those periods. Reductions to net income attributable to Myriad Genetic, Inc. stockholders have been recorded for prior years 2017, 2016 and 2015 in the amounts of $1.3 million, $8.1 million and $0.4 million, respectively. For additional details on the revised amounts see Note 2, “Revisions of Previously-Issued Financial Statements” in the notes to the Consolidated Financial Statements included in Part II, ITEM 8 of this report.

Results of Operations

Years Ended June 30, 2018, 2017 and 2016

Revenue

	Years Ended June 30,			Change
(In millions)	2018	2017	2016	2018	2017
Revenue	$772.6	$769.9	$740.5	$2.7	$29.4

In 2018, the increase in revenue was primarily driven by an increase of $46.5 million in Genesight revenue due to increased volumes as well as having a full year of revenue from Assurex, a $13.5 million increase in VectraDA due to timing of Medicare billing and cash collections, increased volumes and reimbursement, a $8.8 million increase in Prolaris due to increased volumes and price and a $1.2 million increase in EndoPredict revenue from increased volumes.  This increase was partially offset by a decrease of $69.0 million in Hereditary Cancer Testing primarily due to reduced reimbursement for our hereditary cancer tests.

In 2017, the increase in revenue was primarily driven by an increase of $78.4 million in Genesight revenue from the acquisition of Assurex, and a $3.2 million increase in EndoPredict revenue from increased volumes.  This increase was partially offset by a decrease of $52.1 million in Hereditary Cancer Testing primarily due to reduced volumes and reimbursement for our hereditary cancer tests.

The following table presents additional detail regarding the composition of our total revenue:

	Years Ended June 30,			Change		% of Total Revenue
(In millions)	2018	2017	2016	2018	2017	2018	2017	2016
Molecular diagnostic revenues:
Hereditary Cancer Testing	$498.2	$567.2	$619.3	$(69.0)	$(52.1)	65%	74%	84%
GeneSight	124.9	78.4	-	46.5	78.4	16%	10%	0%
VectraDA	57.2	43.7	47.8	13.5	(4.1)	7%	5%	6%
Prolaris	20.9	12.1	11.1	8.8	1.0	3%	2%	2%
EndoPredict	8.9	7.7	4.5	1.2	3.2	1%	1%	1%
Other	9.2	11.5	9.7	(2.3)	1.8	1%	2%	1%
Total molecular diagnostic revenue	719.3	720.6	692.4	(1.3)	28.2
Pharmaceutical and clinical service revenue	53.3	49.3	48.1	4.0	1.2	7%	6%	6%
Total revenue	$772.6	$769.9	$740.5	$2.7	$29.4	100%	100%	100%

Cost of Sales

	Years Ended June 30,			Change
(In millions)	2018	2017	2016	2018	2017
Cost of Sales	$177.2	$171.2	$157.3	$6.0	$13.9
Cost of sales as a % of Sales	22.9%	22.2%	21.2%

Cost of sales as a percentage of revenues increased from 22.2% to 22.9% during fiscal 2018 compared to fiscal 2017.  The increase was primarily driven by a change in existing product mix, lower fixed-cost absorption from lower hereditary cancer revenues and reduced hereditary cancer reimbursement.

Cost of sales as a percentage of revenues increased from 21.2% to 22.2% during fiscal 2017 compared to fiscal 2016.  The increase was primarily driven by a change in existing product mix, lower fixed-cost absorption from lower hereditary cancer revenues and reduced hereditary cancer reimbursement.

Research and Development Expenses

	Years Ended June 30,			Change
(In millions)	2018	2017	2016	2018	2017
R&D expense	$70.8	$74.4	$70.6	$(3.6)	$3.8
R&D expense as a % of Sales	9.2%	9.7%	9.5%

In 2018, R&D expense decreased compared to the same period in the prior year primarily due to $2.9 million reduction in costs related to product and clinical development and $0.7 million reduction in share based compensation.

In 2017, R&D expense increased compared to the same period in the prior year primarily due to the inclusion of Assurex spend of  $8.5 million.  This increase was partially offset by reductions of $2.0 million in spend related to internal development of new products, $1.3 million in share-based compensation expense and $0.9 million in development of pharmaceutical CDx development.

Change in the Fair Value of Contingent Consideration

	Years Ended June 30,			Change
(In millions)	2018	2017	2016	2018	2017
Change in the fair value of contingent consideration	$(61.2)	$(0.8)	$-	$(60.4)	$(0.8)
Change in the fair value of contingent consideration as a % of Sales	-7.9%	-0.1%	0.0%

In 2018, the decrease in the change in fair value of contingent consideration compared to the prior year is primarily due to a $73.3 million decrease due to the Assurex randomized control trial not meeting its primary endpoint during the quarter ended December 31, 2017, which resulted in us not being required to pay the related milestone as defined in the acquisition agreement.  This was partially offset by increases in the fair value of the remaining Assurex and Sividon contingent consideration liabilities.

In 2017, the change in fair value of contingent consideration compared to the prior year is primarily due to decreases in the fair value of the Assurex and Sividon contingent consideration liabilities.

Selling, General and Administrative Expenses

	Years Ended June 30,			Change
(In millions)	2018	2017	2016	2018	2017
SG&A expense	$467.1	$476.4	$359.2	$(9.3)	$117.2
SG&A expense as a % of Sales	60.5%	61.9%	48.5%

In 2018, the decrease in SG&A expense compared to the prior year is primarily due to a $10.3 million related to integration activities and net savings related to our Elevate 2020 initiative, which is our company-wide efficiency program, a $6.7 million decrease in sales and marketing expense and a $5.0 million reduction in bad debt expense.  These decreases were partially offset by an $8.3 million from the inclusion of Assurex for a full year and $4.0 million increase in amortization expense mainly related to the Assurex acquisition.

In 2017, the increase in SG&A expense compared to the prior year is primarily due to the inclusion of Assurex spend of $62.2 million, and $34.6 million in costs related to amortization and acquisition/integration activities for Assurex and Sividon.  There were also increases of $9.5 million in other various administrative costs, $4.6 million increase in sales and marketing efforts, $4.3 million increase related to sales force compensation and a $4.4 million in bad debt expense related to reduced collections.  These increases were partially offset by reduction of $1.9 million in share-based compensation and $1.1 million reduction in international administrative costs.

Other Income

	Years Ended June 30,			Change
(In millions)	2018	2017	2016	2018	2017
Other Income (expense)	$(1.8)	$(7.8)	$2.6	$6.0	$(10.4)

In 2018, the increase in other income (expense) compared to the prior year was primarily driven by the non-recurrence of the $2.4 million impairment of our RainDance investment, a one-time $0.9 million indirect tax expense and $1.3 million loss on extinguishment of debt which were recognized in the prior year.  Other income also increased as a result of a $2.8 million reduction in interest expense.

In 2017, the decrease in other income (expense) was primarily driven by $5.7 million in increased interest expense, $1.3 million loss on extinguishment of debt, $2.4 million impairment of our investment in RainDance, and a one-time $0.9 million indirect tax expense.

Income Tax Expense

	Years Ended June 30,			Change
(In millions)	2018	2017	2016	2018	2017
Income tax expense/(benefit)	$(14.0)	$20.6	$38.8	$(34.6)	$(18.2)
Effective tax rate	-12.0%	50.4%	24.9%

Our tax rate is the product of a blended U.S. federal effective rate of 28% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax expense after excluding the $32.0 million one-time Tax Act benefit for the year ended June 30, 2018 is $18.1 million for an effective tax rate of 15.5%.  The decrease in the effective rate (after excluding the one-time Tax Act benefit) as compared to the prior year is due to fair value adjustments related to acquisition contingent consideration, state taxes, and ASU 2016-09 which impacts expense based on fluctuations in stock price.  Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

Liquidity and Capital Resources

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements, including repayment of the outstanding Facility for the foreseeable future. There are no scheduled principal payments of the Facility prior to its maturity date; however, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.  Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

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

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	Years Ended June 30,			Change
(In millions)	2018	2017	2016	2018	2017
Cash and cash equivalents	$110.9	$102.4	$68.5	$8.5	$33.9
Marketable investment securities	69.7	48.3	90.5	21.4	(42.2)
Long-term marketable investment securities	30.7	48.5	79.9	(17.8)	(31.4)
Cash, cash equivalents and marketable investment securities	$211.3	$199.2	$238.9	$12.1	$(39.7)

In 2018, the increase in cash, cash equivalents and marketable investment securities was primarily driven by $199.5 million in cash provided by operating activities, excluding contingent consideration, $53.0 million in distributions from our Facility and $36.9 million in proceeds from issuance of common stock from share based compensation plans.  These were partially offset by $143.0 million in payments towards our Facility, $65.1 million payout of contingent consideration related to the Assurex acquisition ($22.7 million of which was classified as operating cash flow and $42.4 million which was classified as financing cash flow) $60.9 million in changes in the fair value of contingent consideration and $9.8 million in cash used in investing activities.

In 2017, the decrease in cash, cash equivalents and marketable investment securities was primarily driven by the $216.1 million used for the acquisition of Assurex, the $105.0 million used to pay down the principal on our Facility, the $31.6 million used on share repurchase and $6.1 million used to purchase capital equipment.  These decreases were partially offset by $203.0 million in net cash received from the issuance of debt, $106.2 million in cash flows from operations and $73.3 million in net proceeds from the maturities and sales of marketable investment securities.

The following table represents the condensed cash flow statement:

	Years Ended June 30,			Change
(In millions)	2018	2017	2016	2018	2017
Cash flows from operating activities	$115.9	$106.2	$166.3	$9.7	$(60.1)
Cash flows from investing activities	(11.6)	(146.3)	(91.4)	134.7	(54.9)
Cash flows from financing activities	(95.0)	71.8	(68.3)	(166.8)	140.1
Effect of foreign exchange rates on cash and cash equivalents	(0.8)	2.2	(2.2)	(3.0)	4.4
Net increase (decrease) in cash and cash equivalents	8.5	33.9	4.4	(25.4)	29.5
Cash and cash equivalents at the beginning of the year	102.4	68.5	64.1	33.9	4.4
Cash and cash equivalents at the end of the year	$110.9	$102.4	$68.5	$8.5	$33.9

Cash Flows from Operating Activities

In 2018, the primary driver of the increase in cash flows from operating activities was the $110.6 million increase in net income and an $13.2 million change in assets and liabilities.  These were partially offset by a $91.3 million reduction in non-cash charges and $22.7 million in contingent consideration payouts.

In 2017, the primary driver of the decrease in cash flows from operating activities was the $96.7 million decrease in net income partially offset by a $17.7 million increase due to changes in assets and liabilities associated with operating activities and $18.9  million increase in non-cash charges.

Cash Flows from Investing Activities

In 2018, the increase in cash flows from investing activities was primarily driven by the $216.1 million of cash used for the purchase of Assurex in the prior fiscal year.  This was partially offset by a $76.5 million reduction in net proceeds of marketable investment securities.

In 2017, the decrease in cash flows from investing activities was primarily related to the $179.1 million increase in cash outlays related to acquisition activity partially offset by a $122.7 million increase in the net proceeds from the liquidation of marketable investment securities.

Cash Flows from Financing Activities

In 2018, the decrease in cash flows from financing activities was driven primarily by a $151.0 million reduction in net proceeds from the Facility, a $42.4 million payment of contingent consideration related to the Assurex acquisition and $38.0 million in additional cash paid for repayment of the Facility.  These were partially offset by $31.6 million reduction in cash used for share repurchase and $30.9 million increase in proceeds from common stock issued under share-based compensation plans.

In 2017, the increase in cash flows from financing activities was driven primarily by $203.0 million in net cash received from the issuance of debt and $131.0 million reduction in cash spent on share repurchase.  These were partially offset by $105.0 million used to pay down the principal on our Facility and $88.3 million reduction in cash proceeds from common stock issued under share-based compensation plans.

Contractual Obligations

The following table represents our contractual obligations as of June 30, 2018:

		Less Than	1-3	4-5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years
Purchase obligations	$18.7	$7.0	$11.7	$—	$—
Operating Leases	83.9	14.1	26.6	17.9	25.3
Total	102.6	21.1	38.3	17.9	25.3

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

After a review of our allowance for doubtful accounts as of June 30, 2018 and 2017, we have determined that a hypothetical ten percent increase in our allowance for doubtful accounts would result in additional bad debt expense and an increase to our allowance for doubtful accounts of  $1.2 million and $0.8 million, respectively.

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

We have recorded goodwill of $318.6 million from the acquisitions of Assurex that was completed on August 31, 2016, Sividon that was completed on May 31, 2016, the Clinic that was completed on February 27, 2015, Crescendo that was completed on February 28, 2014 and Myriad RBM that was completed on May 31, 2011.  Of this goodwill, $252.8 million is related to our molecular diagnostic segment for Crescendo, Sividon and Assurex and $65.8 million for Myriad RBM and the Clinic related to our other segment (see note 16 for segment descriptions).  We qualitatively evaluated the Assurex and Myriad RBM reporting units for impairment noting no indicators of impairment from the date of acquisition.

We measured the fair value of Crescendo utilizing income and market approaches using the discounted cash flow method.  The income approach considered management’s business plans and projections as the basis for expected cash flows for the next fifteen years and a 2% residual growth rate. We also used a weighted average discount rate of 20%. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects of each unit.  We noted the fair value of the Crescendo reporting unit exceeded its carrying value by 47% using these assumptions described above.

We measured the fair value of the Clinic utilizing the income and market approach using the discounted cash flow method. This considered management’s plans and projections as the basis for expected cash flows for the next fifteen years using a 3% long term growth rate.  We also used a weighted discount rate of 6%. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects of each unit.  We noted the fair value of the Clinic reporting unit exceeded its carrying value by 5%.  A 0.25% increase in the discount rate and a 0.25% decrease in the long term growth rate would decrease the calculated balance by $2.4 million which could cause an impairment.

We measured the fair value of Sividon utilizing the income and market approach using the discounted cash flow method. This considered management’s plans and projections as the basis for expected cash flows for the next fifteen years using a 3% long term growth rate.  We also used a discount rate of 15.5%. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects of each unit.  We noted the fair value of the Sividon reporting unit exceeded its carrying value by 13%.  We also measured the fair value of the Sividon IPR&D intangible asset using the multi-period excess earning method using a 16% discount rate.  The multi-period excess earning method is a variation of the income approach that estimates the assets value based on present value of the incremental after-tax cash flow attributable only to the intangible assets.  We noted that the fair value of the Sividon IPR&D exceeded its carrying value by 4%.  A 1% increase to the discount rate would change the calculated balance by $1.3 million which could cause an impairment.

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

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The standard will be effective for us in the first quarter of fiscal 2019.  We plan to adopt the standard July 1, 2018 using the full retrospective method.  We continue to assess the impact of this standard on our results of operations, financial position and cash flows.  Based on our preliminary assessment, we expect the majority of the amounts that have historically been classified as bad debt expense will be reflected as a reduction of the transaction price and therefore as a reduction in revenue. We anticipate an increase in the level of required financial statement disclosures due to the standard. As a result of this change, we preliminarily estimate the following impact to our consolidated statement of operations for the years ended June 30, 2018 and 2017:

	FY2018			FY2017
	As Reported	Adjusted for ASC 606	As Adjusted	As Reported	Adjusted for ASC 606	As Adjusted

Total revenue	$772.6	$(28.9)	$743.7	$769.9	$(41.2)	$728.7
Selling, general, and administrative expense	467.1	$(32.1)	435.0	476.4	$(36.5)	439.9
Income tax provision	(14.0)	$1.0	(13.0)	20.6	$(1.6)	19.0
Net income attributable to Myriad Genetics, Inc. stockholders	131.1	$2.2	133.3	20.5	$(3.1)	17.4
Earnings per share:
Basic	$1.89	$0.03	$1.92	$0.30	$(0.05)	$0.25
Diluted	$1.82	$0.03	$1.85	$0.30	$(0.05)	$0.25

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020 and early adoption is permitted. The standard will be effective for us in the first quarter of fiscal 2020.  We are currently evaluating the impact of adopting the new lease standard on our consolidated financial statements.

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

As of June 30, 2018 we had $0.6 million in unrealized losses in our investment portfolio.  For the year ended June 30, 2018 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of various municipalities.   If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $0.3 million and $0.3 million as of June 30, 2018 and 2017, respectively.  We do not utilize derivative financial instruments to manage our interest rate risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myriad Genetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 24, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Salt Lake City, UT

August 24, 2018

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions)

	Years Ended June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$110.9	$102.4
Marketable investment securities	69.7	48.3
Prepaid expenses	9.4	12.7
Inventory	34.3	42.2
Trade accounts receivable, less allowance for doubtful accounts of $12.1 in 2018 and $7.6 in 2017	98.3	90.2
Prepaid taxes	-	0.2
Other receivables	3.8	5.7
Total current assets	326.4	301.7
Property, plant and equipment, net	43.2	51.1
Long-term marketable investment securities	30.7	48.5
Intangibles, net	455.2	491.5
Goodwill	318.6	316.1
Total assets	$1,174.1	$1,208.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26.0	$22.0
Accrued liabilities	68.3	65.6
Short-term contingent consideration	5.3	127.3
Deferred revenue	2.6	2.6
Total current liabilities	102.2	217.5
Unrecognized tax benefits	24.9	25.2
Other long-term liabilities	6.3	7.2
Contingent consideration	9.2	13.2
Long-term debt	9.3	99.1
Long-term deferred taxes	57.3	78.7
Total liabilities	209.2	440.9
Commitments and contingencies
Stockholders’ equity:
Common stock, 70.6 and 68.4 shares outstanding at June 30, 2018 and 2017 respectively	0.7	0.7
Additional paid-in capital	915.4	851.4
Accumulated other comprehensive loss	(4.1)	(5.5)
Retained earnings (deficit)	52.9	(78.2)
Total Myriad Genetics, Inc. stockholders' equity	964.9	768.4
Non-controlling interest	-	(0.4)
Total stockholders' equity	964.9	768.0
Total liabilities and stockholders’ equity	$1,174.1	$1,208.9

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per share amounts)

	Years Ended June 30,
	2018	2017	2016
Molecular diagnostic testing	$719.3	$720.6	$692.4
Pharmaceutical and clinical services	53.3	49.3	48.1
Total revenue	772.6	769.9	740.5
Costs and expenses:
Cost of molecular diagnostic testing	148.7	145.2	132.8
Cost of pharmaceutical and clinical services	28.5	26.0	24.5
Research and development expense	70.8	74.4	70.6
Change in the fair value of contingent consideration	(61.2)	(0.8)	-
Selling, general, and administrative expense	467.1	476.4	359.2
Total costs and expenses	653.9	721.2	587.1
Operating income	118.7	48.7	153.4
Other income (expense):
Interest income	1.8	1.2	0.9
Interest expense	(3.2)	(6.0)	(0.3)
Other	(0.4)	(3.0)	2.0
Total other income (expense):	(1.8)	(7.8)	2.6
Income before income tax	116.9	40.9	156.0
Income tax provision	(14.0)	20.6	38.8
Net income	130.9	20.3	117.2
Net loss attributable to non-controlling interest	(0.2)	(0.2)	-
Net income attributable to Myriad Genetics, Inc. stockholders	$131.1	$20.5	$117.2
Earnings per share:
Basic	$1.89	$0.30	$1.67
Diluted	$1.82	$0.30	$1.60
Weighted average shares outstanding:
Basic	69.4	68.3	70.0
Diluted	72.0	68.8	73.4

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In millions)

	Years Ended June 30,
	2018	2017	2016
Net income attributable to Myriad Genetics, Inc. stockholders	$131.1	$20.5	$117.2
Unrealized gain (loss) on available-for-sale securities, net of tax	(0.4)	(0.6)	0.3
Change in pension liability	0.3	0.2	(0.2)
Change in foreign currency translation adjustment	1.6	4.4	(2.6)
Comprehensive income	$132.6	$24.5	$114.7

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions)

			Accumulated	Retained	Myriad
		Additional	other	earnings	Genetics, Inc.
	Common	paid-in	comprehensive	(accumulated	Stockholders’
	stock	capital	loss	deficit)	equity
BALANCES AT JUNE 30, 2015	$0.7	$745.4	$(7.0)	$(77.4)	$661.7
Issuance of common stock under share-based compensation plans	—	94.3	—	—	94.3
Share-based payment expense	—	31.6	—	—	31.6
Repurchase and retirement of common stock	—	(41.2)	—	(121.5)	(162.7)
Net income	—	—	—	117.2	117.2
Other comprehensive loss, net of tax	—	—	(2.5)	—	(2.5)
BALANCES AT JUNE 30, 2016	$0.7	$830.1	$(9.5)	$(81.7)	$739.6
Issuance of common stock under share-based compensation plans	—	6.0	—	—	6.0
Share-based payment expense	—	29.9	—	—	29.9
Repurchase and retirement of common stock	—	(14.6)	—	(17.0)	(31.6)
Net income	—	—	—	20.5	20.5
Other comprehensive income, net of tax	—	—	4.0	—	4.0
BALANCES AT JUNE 30, 2017	$0.7	$851.4	$(5.5)	$(78.2)	$768.4
Issuance of common stock under share-based compensation plans	—	36.9	—	—	36.9
Share-based payment expense	—	27.1	—	—	27.1
Net income	—	—	—	131.1	131.1
Other comprehensive income, net of tax	—	—	1.4	—	1.4
BALANCES AT JUNE 30, 2018	$0.7	$915.4	$(4.1)	$52.9	$964.9

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Years Ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Myriad Genetics, Inc. stockholders	$131.1	$20.5	$117.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.4	48.3	26.8
Non-cash interest expense	0.2	0.4	—
Gain on disposition of assets	(0.2)	(0.3)	(0.9)
Share-based compensation expense	27.1	29.9	31.6
Impairment of cost basis investment	—	2.4	—
Bad debt expense	32.3	37.3	33.3
Loss on extinguishment of debt	—	1.3	—
Deferred income taxes	(23.5)	0.8	13.2
Unrecognized tax benefits	(0.3)	1.2	(2.4)
Change in fair value of contingent consideration	(60.9)	(0.8)	—
Payment of contingent consideration	(22.7)	—	—
Changes in assets and liabilities:
Prepaid expenses	3.3	7.8	(7.2)
Trade accounts receivable	(39.2)	(39.9)	(25.9)
Other receivables	1.1	(4.0)	(0.9)
Inventory	7.9	(1.2)	(14.6)
Prepaid taxes	—	3.4	(3.7)
Accounts payable	4.0	(3.0)	-
Accrued liabilities	1.4	1.2	-
Deferred revenue	(0.1)	0.9	(0.2)
Net cash provided by operating activities	115.9	106.2	166.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8.4)	(6.1)	(5.0)
Acquisitions, net of cash acquired	—	(216.1)	(37.0)
Sale of cost basis investment	—	2.6	-
Purchases of marketable investment securities	(80.9)	(87.5)	(164.5)
Proceeds from maturities and sales of marketable investment securities	77.7	160.8	115.1
Net cash used in investing activities	(11.6)	(146.3)	(91.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	36.9	6.0	94.3
Net proceeds from revolving credit facility	53.0	204.0	—
Repayment of revolving credit facility	(143)	(105.0)	—
Net proceeds from term loan	—	199.0	—
Repayment of term loan	—	(200.0)	—
Payment of contingent consideration recognized at acquisition	(42.4)	—	—
Fees paid for extinguishment of debt	—	(0.6)	—
Repurchase and retirement of common stock	—	(31.6)	(162.6)
Proceeds from non-controlling interest	0.5	—	—
Net cash provided by (used in) financing activities	(95.0)	71.8	(68.3)
Effect of foreign exchange rates on cash and cash equivalents	(0.8)	2.2	(2.2)
Net increase in cash and cash equivalents	8.5	33.9	4.4
Cash and cash equivalents at beginning of year	102.4	68.5	64.1
Cash and cash equivalents at end of year	$110.9	$102.4	$68.5

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.   All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.

Reclassification in the Consolidated Statements of Operations

In connection with the preparation of the financial statements, the Company determined that the amounts for the change in the fair value of contingent consideration were improperly reported as a component of other income (expense) and should have been reported as a component of operating income on the consolidated statements of operations at June 30, 2017.  As a result, for the year ended June 30, 2017 total costs and expenses were overstated, causing operating income and total other income (expense) to be understated by $0.8.  There was no impact to net income or earnings per share.  The Company concluded that the error was not material to the consolidated statements of operations, but has elected to correct the error in the accompanying financial statements for consistent presentation.  The classification error had no effect on the previously reported consolidated balance sheets, statements of comprehensive income or cash flows for the year ended June 30, 2017.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the fiscal years ended June 30, 2018, 2017 and 2016.

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

Revenue Recognition

Molecular diagnostic testing revenue is recognized when persuasive evidence of an agreement exists, results have been communicated to the patient, the fee is fixed or determinable, and collection is reasonably assured.  A sales allowance is determined each period based on historical payment patterns with patients and payors. Revenue from the sale of molecular diagnostic tests and related marketing agreements is recorded at the invoiced amount net of any discounts, sales allowances or contractual allowances.

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Years Ended June 30,
	2018	2017	2016
Denominator:
Weighted-average shares outstanding used to compute basic EPS	69.4	68.3	70.0
Effect of dilutive stock options	2.6	0.5	3.4
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	72.0	68.8	73.4

Certain outstanding options and RSUs were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Years Ended June 30,
	2018	2017	2016
Anti-dilutive options and RSUs excluded from EPS computation	—	7.0	—

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency. For those subsidiaries, expenses denominated in the functional currency are translated into U.S. dollars using average exchange rates in effect during the period and assets and liabilities are translated using period-end exchange rates. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity/(deficit).

The following table shows the cumulative translation adjustments included in accumulated other comprehensive income/
(loss):

Ending balance June 30, 2017	$(5.7)
Period translation adjustments	1.6
Ending balance June 30, 2018	(4.1)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The standard will be effective for the Company beginning in the first quarter of fiscal 2019.  The Company plans to adopt the standard July 1, 2018 using the full retrospective method.  The Company continues to assess the impact of this standard on its results of operations, financial position and cash flows.  Based on its preliminary assessment, the Company expects the majority of the amounts that have historically been classified as bad debt expense will be reflected as a reduction of the transaction price and therefore as a reduction in revenue. The Company anticipates an increase in the level of required financial statement disclosures due to the standard. As a result of this change, the Company preliminarily estimates the following impact to its consolidated statement of operations for the years ended June 30, 2018 and 2017:

	FY2018			FY2017
	As Reported	Adjusted for ASC 606	As Adjusted	As Reported	Adjusted for ASC 606	As Adjusted

Total revenue	$772.6	$(28.9)	$743.7	$769.9	$(41.2)	$728.7
Selling, general, and administrative expense	467.1	$(32.1)	435.0	476.4	$(36.5)	439.9
Income tax provision	(14.0)	$1.0	(13.0)	20.6	$(1.6)	19.0
Net income attributable to Myriad Genetics, Inc. stockholders	131.1	$2.2	133.3	20.5	$(3.1)	17.4
Earnings per share:
Basic	$1.89	$0.03	$1.92	$0.30	$(0.05)	$0.25
Diluted	$1.82	$0.03	$1.85	$0.30	$(0.05)	$0.25

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for, and planned to be adopted by, the Company beginning in its first quarter of 2020 and early adoption is permitted. The Company is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements.

2.	REVISIONS OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

During the financial close for fiscal year 2018 the Company determined that it had not fully and timely taken into account changes in the business environment and experience with ultimate collection from third-party payors in estimating the amount of revenue that could be judged fixed or determinable at the date of performance of tests during 2018 and in previous annual and quarterly periods, and consequently, certain immaterial errors existed in previously reported amounts of revenue. However, the Company concluded that the cumulative effect of correcting the errors in 2018 would materially misstate the Company’s Consolidated Financial Statements for the year ended June 30, 2018. Accordingly, the accompanying prior period results have been revised to reflect the correction of these immaterial errors in each period.

The following tables presents the revised results for each previously reported period, the adjustments made to each period and the previously reported amounts to summarize the effect of the corrections on the previously reported consolidated financial statements for the periods presented.

	Year ended June 30,
	2017
	(As Reported)	(Adjustment)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$102.4	$-	$102.4
Marketable investment securities	48.3	-	48.3
Prepaid expenses	12.7	-	12.7
Inventory	42.2	-	42.2
Trade accounts receivable, less allowance for doubtful accounts of $7.6 in 2017	105.6	(15.4)	90.2
Prepaid taxes	0.2	-	0.2
Other receivables	5.7	-	5.7
Total current assets	317.1	(15.4)	301.7
Property, plant and equipment, net	51.1	-	51.1
Long-term marketable investment securities	48.5	-	48.5
Intangibles, net	491.6	(0.1)	491.5
Goodwill	316.1	-	316.1
Total assets	$1,224.4	$(15.5)	$1,208.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22.0	$-	$22.0
Accrued liabilities	65.6	-	65.6
Short-term contingent consideration	127.3	-	127.3
Deferred revenue	2.6	-	2.6
Total current liabilities	217.5	-	217.5
Unrecognized tax benefits	25.2	-	25.2
Other long-term liabilities	7.2	-	7.2
Contingent consideration	13.2	-	13.2
Long-term debt	99.1	-	99.1
Long-term deferred taxes	84.4	(5.7)	78.7
Total liabilities	446.6	(5.7)	440.9
Commitments and contingencies
Stockholders’ equity:
Common stock, 68.4 shares outstanding at June 30, 2017	0.7	-	0.7
Additional paid-in capital	851.4	-	851.4
Accumulated other comprehensive loss	(5.5)	-	(5.5)
Accumulated deficit	(68.4)	(9.8)	(78.2)
Total Myriad Genetics, Inc. stockholders' equity	778.2	(9.8)	768.4
Non-controlling interest	(0.4)	-	(0.4)
Total stockholders' equity	777.8	(9.8)	768.0
Total liabilities and stockholders’ equity	$1,224.4	$(15.5)	$1,208.9

In millions, except per share amounts	Year Ended June 30,
	2017
	(As Reported)	(Adjustment)	(Restated)
Molecular diagnostic testing	$722.1	$(1.5)	$720.6
Pharmaceutical and clinical services	49.3	-	49.3
Total revenue	771.4	(1.5)	769.9
Costs and expenses:
Cost of molecular diagnostic testing	145.2	-	145.2
Cost of pharmaceutical and clinical services	26.0	-	26.0
Research and development expense	74.4	-	74.4
Change in the fair value of contingent consideration	(0.8)	-	(0.8)
Selling, general, and administrative expense	476.4	-	476.4
Total costs and expenses	721.2	-	721.2
Operating income	50.2	(1.5)	48.7
Other income (expense):
Interest income	1.2	-	1.2
Interest expense	(6.0)	-	(6.0)
Other	(2.5)	(0.5)	(3.0)
Total other income (expense):	(7.3)	(0.5)	(7.8)
Income before income tax	42.9	(2.0)	40.9
Income tax provision	21.3	(0.7)	20.6
Net income	21.6	(1.3)	20.3
Net loss attributable to non-controlling interest	(0.2)	-	(0.2)
Net income attributable to Myriad Genetics, Inc. stockholders	$21.8	$(1.3)	$20.5
Earnings per share:
Basic	$0.32	$(0.02)	$0.30
Diluted	$0.32	$(0.02)	$0.30
Weighted average shares outstanding:
Basic	68.3	68.3	68.3
Diluted	68.8	68.8	68.8

In millions, except per share amounts	Year Ended June 30,
	2016
	(As Reported)	(Adjustment)	(Restated)
Molecular diagnostic testing	$705.7	$(13.3)	$692.4
Pharmaceutical and clinical services	48.1	-	48.1
Total revenue	753.8	(13.3)	740.5
Costs and expenses:
Cost of molecular diagnostic testing	132.8	-	132.8
Cost of pharmaceutical and clinical services	24.5	-	24.5
Research and development expense	70.6	-	70.6
Change in the fair value of contingent consideration	-	-	-
Selling, general, and administrative expense	359.1	0.1	359.2
Total costs and expenses	587.0	0.1	587.1
Operating income	166.8	(13.4)	153.4
Other income (expense):
Interest income	0.9	-	0.9
Interest expense	(0.3)	-	(0.3)
Other	1.5	0.5	2.0
Total other income (expense):	2.1	0.5	2.6
Income before income tax	168.9	(12.9)	156.0
Income tax provision	43.6	(4.8)	38.8
Net income	125.3	(8.1)	117.2
Net loss attributable to non-controlling interest	-	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$125.3	$(8.1)	$117.2
Earnings per share:
Basic	$1.79	$(0.12)	$1.67
Diluted	$1.71	$(0.11)	$1.60
Weighted average shares outstanding:
Basic	70.0	70.0	70.0
Diluted	73.4	73.4	73.4

In millions, except per share amounts	Year Ended June 30,
	2015
	(As Reported)	(Adjustment)	(Restated)
Molecular diagnostic testing	$695.5	$(0.6)	$694.9
Pharmaceutical and clinical services	27.6	-	27.6
Total revenue	723.1	(0.6)	722.5
Costs and expenses:
Cost of molecular diagnostic testing	132.8	-	132.8
Cost of pharmaceutical and clinical services	14.6	-	14.6
Research and development expense	75.5	-	75.5
Change in the fair value of contingent consideration	-	-	-
Selling, general, and administrative expense	366.0	-	366.0
Total costs and expenses	588.9	-	588.9
Operating income	134.2	(0.6)	133.6
Other income (expense):
Interest income	0.4	-	0.4
Interest expense	(0.2)	-	(0.2)
Other	0.5	-	0.5
Total other income (expense):	0.7	-	0.7
Income before income tax	134.9	(0.6)	134.3
Income tax provision	54.7	(0.2)	54.5
Net income	80.2	(0.4)	79.8
Net loss attributable to non-controlling interest	-	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$80.2	$(0.4)	$79.8
Earnings per share:
Basic	$1.12	$(0.01)	$1.12
Diluted	$1.08	$(0.01)	$1.07
Weighted average shares outstanding:
Basic	71.3	71.3	71.3
Diluted	74.5	74.5	74.5

In millions, except per share amounts	Quarters Ended
Unaudited	Mar 31,	Dec 31,	Sep 30,
	2018	2017	2017
Consolidated Statement of Operations Data:	(Restated)	(Restated)	(Restated)
Molecular diagnostic testing	$177.3	$177.9	$176.5
Pharmaceutical and clinical services	13.8	14.8	11.4
Total Revenue	191.1	192.7	187.9
Costs and expenses:
Cost of molecular diagnostic testing	36.8	37.7	36.2
Cost of pharmaceutical and clinical services	7.3	6.7	6.8
Research and development expense	18.5	16.8	17.8
Change in the fair value of contingent consideration	(1.2)	13.0	(73.2)
Selling, general and administrative expense	115.1	115.4	115.2
Total costs and expenses	176.5	189.6	102.8
Operating income	14.6	3.1	85.1
Other income (expense):
Interest income	0.5	0.4	0.4
Interest expense	(0.5)	(0.7)	(0.9)
Other	(0.5)	(0.4)	(0.3)
Total other income (expense)	(0.5)	(0.7)	(0.8)
Income before income taxes	14.1	2.4	84.3
Income tax provision	4.5	(26.3)	4.8
Net income	9.6	28.7	79.5
Net loss attributable to non-controlling interest	(0.1)	-	(0.1)
Net income attributable to Myriad Genetics, Inc. stockholders	$9.7	$28.7	$79.6
Earnings per share:
Basic	$0.14	$0.41	$1.16
Diluted	$0.13	$0.40	$1.13
Weighted average shares outstanding:
Basic	69.8	69.3	68.6
Diluted	72.4	71.9	70.4

In millions, except per share amounts	Quarters Ended
Unaudited	Mar 31,	Dec 31,	Sep 30,
	2018	2017	2017
Consolidated Statement of Operations Data:	(adjustments)	(adjustments)	(adjustments)
Molecular diagnostic testing	$(2.4)	$(1.3)	$(2.3)
Pharmaceutical and clinical services	-	-	-
Total Revenue	(2.4)	(1.3)	(2.3)
Costs and expenses:
Cost of molecular diagnostic testing	-	-	-
Cost of pharmaceutical and clinical services	-	-	-
Research and development expense	-	-	-
Change in the fair value of contingent consideration	-	-	-
Selling, general and administrative expense	-	-	-
Total costs and expenses	-	-	-
Operating income	(2.4)	(1.3)	(2.3)
Other income (expense):
Interest income	-	-	-
Interest expense	-	-	-
Other	-	-	-
Total other income (expense)	-	-	-
Income before income taxes	(2.4)	(1.3)	(2.3)
Income tax provision	(0.7)	2.1	(0.8)
Net income	(1.7)	(3.4)	(1.5)
Net loss attributable to non-controlling interest	-	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$(1.7)	$(3.4)	$(1.5)
Earnings per share:
Basic	$(0.02)	$(0.05)	$(0.02)
Diluted	$(0.02)	$(0.05)	$(0.02)
Weighted average shares outstanding:
Basic	69.8	69.3	68.6
Diluted	72.4	71.9	70.4

In millions, except per share amounts	Quarters Ended
Unaudited	Mar 31,	Dec 31,	Sep 30,
	2018	2017	2017
Consolidated Statement of Operations Data:	(As Reported)	(As Reported)	(As Reported)
Molecular diagnostic testing	$179.7	$179.2	$178.8
Pharmaceutical and clinical services	13.8	14.8	11.4
Total Revenue	193.5	194.0	190.2
Costs and expenses:
Cost of molecular diagnostic testing	36.8	37.7	36.2
Cost of pharmaceutical and clinical services	7.3	6.7	6.8
Research and development expense	18.5	16.8	17.8
Change in the fair value of contingent consideration	(1.2)	13.0	(73.2)
Selling, general and administrative expense	115.1	115.4	115.2
Total costs and expenses	176.5	189.6	102.8
Operating income	17.0	4.4	87.4
Other income (expense):
Interest income	0.5	0.4	0.4
Interest expense	(0.5)	(0.7)	(0.9)
Other	(0.5)	(0.4)	(0.3)
Total other income (expense)	(0.5)	(0.7)	(0.8)
Income before income taxes	16.5	3.7	86.6
Income tax provision	5.2	(28.4)	5.6
Net income	11.3	32.1	81.0
Net loss attributable to non-controlling interest	(0.1)	-	(0.1)
Net income attributable to Myriad Genetics, Inc. stockholders	$11.4	$32.1	$81.1
Earnings per share:
Basic	$0.16	$0.46	$1.18
Diluted	$0.16	$0.45	$1.15
Weighted average shares outstanding:
Basic	69.8	69.3	68.6
Diluted	72.4	71.9	70.4

In millions, except per share amounts	Quarters Ended
Unaudited	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2017	2017	2016	2016
Consolidated Statement of Operations Data:	(Restated)	(Restated)	(Restated)	(Restated)
Molecular diagnostic testing	$187.0	$183.0	$184.1	$166.5
Pharmaceutical and clinical services	12.6	11.7	12.6	12.4
Total Revenue	199.6	194.7	196.7	178.9
Costs and expenses:
Cost of molecular diagnostic testing	35.6	37.9	37.4	34.3
Cost of pharmaceutical and clinical services	6.9	6.4	7.0	5.7
Research and development expense	18.8	17.6	18.6	19.4
Change in the fair value of contingent consideration	(2.7)	5.2	(3.8)	0.5
Selling, general and administrative expense	122.1	122.1	120.3	111.9
Total costs and expenses	180.7	189.2	179.5	171.8
Operating income	18.9	5.5	17.2	7.1
Other income (expense):
Interest income	0.3	0.3	0.3	0.3
Interest expense	(1.2)	(1.5)	(2.6)	(0.7)
Other	(0.1)	1.5	(2.6)	(1.8)
Total other income (expense)	(1.0)	0.3	(4.9)	(2.2)
Income before income taxes	17.9	5.8	12.3	4.9
Income tax provision	5.8	3.0	6.2	5.6
Net income	12.1	2.8	6.1	(0.7)
Net loss attributable to non-controlling interest	(0.2)	-	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$12.3	$2.8	$6.1	$(0.7)
Earnings per share:
Basic	$0.18	$0.04	$0.09	$(0.01)
Diluted	$0.18	$0.04	$0.09	$(0.01)
Weighted average shares outstanding:
Basic	68.2	68.1	68.2	68.8
Diluted	68.9	68.3	68.3	68.8

In millions, except per share amounts	Quarters Ended
Unaudited	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2017	2017	2016	2016
Consolidated Statement of Operations Data:	(adjustments)	(adjustments)	(adjustments)	(adjustments)
Molecular diagnostic testing	$(0.9)	$(2.2)	$0.2	$1.4
Pharmaceutical and clinical services	-	-	-	-
Total Revenue	(0.9)	(2.2)	0.2	1.4
Costs and expenses:
Cost of molecular diagnostic testing	-	-	-	-
Cost of pharmaceutical and clinical services	-	-	-	-
Research and development expense	-	-	-	-
Change in the fair value of contingent consideration	-	-	-	-
Selling, general and administrative expense	-	-	-	-
Total costs and expenses	-	-	-	-
Operating income	(0.9)	(2.2)	0.2	1.4
Other income (expense):
Interest income	-	-	-	-
Interest expense	-	-	-	-
Other	-	-	-	(0.5)
Total other income (expense)	-	-	-	(0.5)
Income before income taxes	(0.9)	(2.2)	0.2	0.9
Income tax provision	(0.3)	(0.8)	-	0.4
Net income	(0.6)	(1.4)	0.2	0.5
Net loss attributable to non-controlling interest	-	-	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$(0.6)	$(1.4)	$0.2	$0.5
Earnings per share:
Basic	$(0.01)	$(0.02)	$0.00	$0.01
Diluted	$(0.01)	$(0.02)	$0.00	$0.01
Weighted average shares outstanding:
Basic	68.2	68.1	68.2	68.8
Diluted	68.9	68.3	68.3	68.8

In millions, except per share amounts	Quarters Ended
Unaudited	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2017	2017	2016	2016
Consolidated Statement of Operations Data:	(As Reported)	(As Reported)	(As Reported)	(As Reported)
Molecular diagnostic testing	$187.9	$185.2	$183.9	$165.1
Pharmaceutical and clinical services	12.6	11.7	12.6	12.4
Total Revenue	200.5	196.9	196.5	177.5
Costs and expenses:
Cost of molecular diagnostic testing	35.6	37.9	37.4	34.3
Cost of pharmaceutical and clinical services	6.9	6.4	7.0	5.7
Research and development expense	18.8	17.6	18.6	19.4
Change in the fair value of contingent consideration	(2.7)	5.2	(3.8)	0.5
Selling, general and administrative expense	122.1	122.1	120.3	111.9
Total costs and expenses	180.7	189.2	179.5	171.8
Operating income	19.8	7.7	17.0	5.7
Other income (expense):
Interest income	0.3	0.3	0.3	0.3
Interest expense	(1.2)	(1.5)	(2.6)	(0.7)
Other	(0.1)	1.5	(2.6)	(1.3)
Total other income (expense)	(1.0)	0.3	(4.9)	(1.7)
Income before income taxes	18.8	8.0	12.1	4.0
Income tax provision	6.1	3.8	6.2	5.2
Net income	12.7	4.2	5.9	(1.2)
Net loss attributable to non-controlling interest	(0.2)	-	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$12.9	$4.2	$5.9	$(1.2)
Earnings per share:
Basic	$0.19	$0.06	$0.09	$(0.02)
Diluted	$0.19	$0.06	$0.09	$(0.02)
Weighted average shares outstanding:
Basic	68.2	68.1	68.2	68.8
Diluted	68.9	68.3	68.3	68.8
3.	BUSINESS ACQUISITIONS

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

Total consideration transferred was allocated to tangible assets acquired and liabilities assumed based on their fair values as of the acquisition date including current adjustments as set forth below.  The Company believes the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a product, GeneSight, which has growth potential.  These factors contributed to consideration transferred in excess of the fair value of Assurex’s net tangible and intangible assets acquired, resulting in the Company recording $121.1 in goodwill in connection with the transaction.  During the year ended June 30, 2018 there was a fair value increase as of the date of the acquisition to equipment totaling $0.1 and $0.2 change in the non-controlling interest at the date of acquisition, which resulted in a net increase to goodwill of $0.1 due to updated 3rd party valuations. Also during that period there was a $1.8 increase in the deferred tax liability due to differences in U.S. GAAP and tax purchase accounting as of the date of acquisition which increased goodwill by the same amount.

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

Goodwill

The $121.1 of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s research and commercial operations with Assurex’s. This goodwill is not deductible for income tax purposes.  As discussed above, the change in goodwill from the date of acquisition is shown below:

Carrying
amount
Balance July 1, 2017	$119.2
Fair value adjustment to equipment and intangibles	(0.1)
Working capital adjustment	0.2
Change in deferred tax liability	1.8
Ending balance June 30, 2018	$121.1

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

	Years Ended
	June 30,
	2017	2016
Revenue	$781.3	$806.4
Income from operations	41.2	88.8
Net income	1.2	63.7
Net income per share, basic	$0.02	$0.91
Net income per share, diluted	$0.02	$0.87

To complete the purchase transaction, the Company incurred approximately $5.0 of acquisition costs, which were recorded as selling, general and administrative expenses.  For the year ended June 30, 2018, Assurex contributed revenue of approximately $124.9.  For year ended June 30, 2018 operating expenses related to Assurex were approximately $120.6.

4.	MARKETABLE INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2018 and 2017 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2018:
Cash and cash equivalents:
Cash	$95.6	$—	$—	$95.6
Cash equivalents	15.3	—	—	15.3
Total cash and cash equivalents	110.9	—	—	110.9
Available-for-sale:
Corporate bonds and notes	50.8	—	(0.3)	50.5
Municipal bonds	29.3	—	(0.1)	29.2
Federal agency issues	12.6	—	(0.1)	12.5
US government securities	8.3	—	(0.1)	8.2
Total	$211.9	$-	$(0.6)	$211.3

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2017:
Cash and cash equivalents:
Cash	$83.5	$—	$—	$83.5
Cash equivalents	18.9	—	—	18.9
Total cash and cash equivalents	102.4	—	—	102.4
Available-for-sale:
Corporate bonds and notes	45.4	0.1	(0.1)	45.4
Municipal bonds	32.7	—	—	32.7
Federal agency issues	11.6	—	(0.1)	11.5
US government securities	7.2	—	—	7.2
Total	$199.3	$0.1	$(0.2)	$199.2

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at June 30, 2018:

	Amortized	Estimated
	cost	fair value
Cash	95.6	95.6
Cash equivalents	15.3	15.3
Available-for-sale:
Due within one year	70.0	69.7
Due after one year through five years	31.0	30.7
Due after five years	—	—
Total	$211.9	$211.3

Debt securities in an unrealized loss position as of June 30, 2018 were not impaired at acquisition and the declines in fair value are not attributed to declines in credit quality. Management believes that it is more likely than not that the securities will be held until a recovery of par value. All securities in an unrealized loss position as of June 30, 2018 and 2017 are debt securities. Debt securities available-for-sale in a gross unrealized loss position as of June 30, 2018 and 2017 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
At June 30, 2018:
Debt securities:
Corporate bonds and notes	35.6	0.2	9.8	0.1	45.4	0.3
Municipal bonds	24.6	0.1	0.5	—	25.1	0.1
Federal agency issues	3.0	0	9.5	0.1	12.5	0.2
US government securities	6.3	—	2.0	—	8.3	—
	$69.5	$0.4	$21.8	$0.2	$91.3	$0.6

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
At June 30, 2017:
Debt securities:
Corporate bonds and notes	29.9	0.1	—	—	29.9	0.1
Municipal bonds	13.3	—	0.7	—	14.0	—
Federal agency issues	11.5	0.1	—	—	11.5	0.1
US government securities	5.3	—	—	—	5.3	—
	$60.0	$0.2	$0.7	$—	$60.7	$0.2

Additional information relating to fair value of marketable investment securities can be found in Note 12.

5.	PROPERTY, PLANT AND EQUIPMENT, NET

	Years Ended June 30,
	2018	2017
Land	$2.4	$2.3
Buildings and improvements	19.3	17.1
Leasehold improvements	23.0	22.1
Equipment	112.4	106.9
	157.1	148.4
Less accumulated depreciation	(113.9)	(97.3)
Property, plant and equipment, net	$43.2	$51.1

	Years Ended June 30,
	2018	2017	2016
Depreciation expense	$17.1	$15.0	$14.1

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $318.6 from the acquisitions of Assurex Health, Inc. that was completed on August 31, 2016, Sividon Diagnostics that was completed on May 31, 2016, GmbH, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $252.8 relates to the Company’s diagnostic segment and $65.8 related to the other segment.  The Company assessed goodwill for impairment in accordance with the appropriate guidance (see Note 1) and recorded no impairment of goodwill for the period ended June 30, 2018, 2017 and 2016.

The following summarizes changes to the goodwill balance for the years ended June 30, 2018 and 2017:

	Years Ended June 30,
	2018	2017
Beginning balance	$316.1	$195.3
Acquisitions (see note 3)	-	116.3
Adjustments to acquisitions (see note 3)	1.9	3.6
Translation adjustments	0.6	0.9
Ending balance	$318.6	$316.1

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, developed technology, a laboratory database, trademarks, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development.  Certain of these intangible assets were recorded as part of the Company’s purchase of Assurex on August, 31, 2016, Sividon on March 31, 2016, Crescendo on February 28, 2014 and Myriad RBM on May 31, 2011.  The Company’s developed technology and database acquired have estimated remaining useful lives between 3 and 15 years, trademarks acquired have an estimated remaining useful life of approximately 10 years and customer relationships have an estimated remaining useful life of approximately 3 years.  The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets. The classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned.  The Company concluded there was no impairment of long-lived assets for the years ended June 30, 2018, 2017 and 2016.

The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
At June 30, 2018:	Amount	Amortization	Net
Purchased licenses and technologies	$526.4	$(98.0)	$428.4
Customer relationships	4.6	(3.3)	1.3
Trademarks	3.0	(1.0)	2.0
Total amortizable intangible assets	534.0	(102.3)	431.7
In-process research and development	23.5	—	23.5
Total unamortized intangible assets	23.5	—	23.5
Total intangible assets	$557.5	$(102.3)	$455.2

	Gross
	Carrying	Accumulated
At June 30, 2017:	Amount	Amortization	Net
Purchased licenses and technologies	$525.7	$(61.3)	$464.4
Customer relationships	4.6	(2.8)	1.8
Trademarks	3.0	(0.8)	2.2
Total amortizable intangible assets	533.3	(64.9)	468.4
In-process research and development	23.1	—	23.1
Total unamortized intangible assets	23.1	—	23.1
Total intangible assets	$556.4	$(64.9)	$491.5

As of June 30, 2018 the weighted average remaining amortization period for purchased licenses and technologies, trademarks, and customer relationships is approximately 14 years.

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended June 30,
	2018	2017	2016
Amortization of intangible assets	$37.3	$33.3	$12.7

Amortization expense of intangible assets is estimated to be $37.2 in 2019, $36.9 in 2020, $36.9 in 2021, $30.0 in 2022 and $28.6 in 2023 and $262.1 thereafter.

7.	ACCRUED LIABILITIES

	Years Ended June 30,
	2018	2017
Employee compensation and benefits	$49.5	$44.4
Accrued taxes payable	4.3	7.1
Other	14.5	14.1
Total accrued liabilities	$68.3	$65.6

8.	LONG-TERM DEBT

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

The Facility contains customary loan terms, interest rates, representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Facility also contains certain customary events of default.

Covenants in the Facility, which went into effect during the quarter ending March 31, 2017, impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Facility.  The Company was in compliance with all financial covenants at June 30, 2018.

During the years ended June 30, 2018 and 2017 the Company made $143.0 and $105.0 in principal repayments respectively.

The Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Facility. Amounts outstanding under the Facility were as follows:

	Years Ended June 30,
	2018	2017
Long-term debt	$10.0	$100.0
Long-term debt discount	(0.7)	(0.9)
Net long-term debt	$9.3	$99.1

9.	OTHER LONG TERM LIABILITIES

	Years Ended June 30,
	2018	2017
Pension obligation	$6.0	$5.9
Other	0.3	1.3
Total other long term liabilities	$6.3	$7.2

The Company has two non-contributory defined benefit pension plans for its current and former Clinic employees. The Company has closed participation in the plans to exclude those employees hired after 2002. As of June 30, 2018 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $6.0.

10.	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at June 30, 2018, 2017 and 2016.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 70.6, 68.4, and 69.1 shares issued and outstanding at June 30, 2018, 2017 and 2016 respectively.

Common shares issued and outstanding

	Years Ended June 30,
	2018	2017	2016
Common stock issued and outstanding at July 1	68.4	69.1	68.9
Common stock issued upon exercise of options and employee stock plans	2.2	0.9	4.7
Repurchase and retirement of common stock	—	(1.6)	(4.5)
Common stock issued and outstanding at June 30	70.6	68.4	69.1

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of June 30, 2018, the Company has $160.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to retained earnings/accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to retained earnings/accumulated deficit for the repurchases for periods ended June 30, 2018, 2017 and 2016 were as follows:

	Year ended June 30,
	2018	2017	2016
Shares purchased and retired	-	1.6	4.5
Common stock and additional paid-in-capital reductions	$-	$14.6	$41.2
Charges to retained earnings	$-	$17.0	$121.4

11.	INCOME TAXES

Income tax expense(benefit) consists of the following:

	Year ended June 30,
	2018	2017	2016
Current:
Federal	$6.7	$17.1	$22.4
State	2.2	2.4	3.4
Total Current	8.9	19.5	25.8
Deferred:
Federal	(22.7)	1.5	10.7
State	0.7	(1.7)	(3.4)
Foreign	(1.4)	(1.7)	3.5
Change in valuation allowance	0.5	3.0	2.2
Total Deferred	(22.9)	1.1	13.0
Total income tax expense	$(14.0)	$20.6	$38.8

Income (loss) before income taxes consists of the following:

	Year ended June 30,
	2018	2017	2016
United States	$119.1	$43.9	$156.6
Foreign	(2.2)	(3.0)	(0.6)
Total	$116.9	$40.9	$156.0

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2018	2017	2016
Federal income tax expense at the statutory rate	28.1%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	1.7	2.2
Research and development credits, net of the federal tax on state credits	(1.8)	(7.6)	(1.4)
Uncertain tax positions, net of federal benefit	2.0	3.0	0.6
Uncertain tax benefits statute expired, net of federal benefit	-	-	(4.8)
Incentive stock option and employee stock purchase plan expense	(1.1)	2.0	(0.3)
Foreign rate differential	(0.8)	(1.3)	-
Change in valuation allowance	0.5	7.4	1.4
Tax Cut and Jobs Act Impact	(27.3)	-	-
Fair value adjustments related to acquisition contingent consideration	(14.7)	-	-
Early adoption of ASU 2016-09	(0.3)	7.7	(8.3)
Acquisition related transaction costs	-	1.9	-
Other, net	0.9	0.6	0.5
	(12.0)%	50.4%	24.9%

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following:

	Year ended June 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$44.6	$75.5
Property, plant and equipment	1.1	2.1
Accrued vacation	1.4	3.0
AR allowance	10.7	15.4
Stock compensation expense	17.0	29.9
Research and development credits	13.0	9.9
Uncertain state tax positions	1.3	1.4
Other, net	0.9	2.3
Total gross deferred tax assets	90.0	139.5
Less valuation allowance	(37.8)	(40.5)
Total deferred tax assets	52.2	99.0
Deferred tax liabilities:
Intangible assets	109.5	177.7
Total deferred tax liabilities	109.5	177.7
Net deferred tax liability	(57.3)	(78.7)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that are affecting our fiscal year ending June 30, 2018, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (6) creating a new limitation on deductible interest expense; (7) revising the rules that limit the deductibility of compensation to certain highly compensated executives, and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

In connection with the Company’s initial analysis of the impact of the Tax Act and consistent with the requirement to record a provisional estimate when applicable, the Company recorded net income tax benefit during the year ended June 30, 2018 of approximately $32.0 million. This provisional estimate primarily consists of a net benefit for the corporate rate reduction due to the revaluing of its net deferred tax liabilities as a result of the reduction in the federal corporate tax rates. The Company’s net deferred tax liabilities represent temporary differences between the book bases of assets which are greater than their tax bases. Upon the reversal of those temporary differences, the future tax impact will be based on the lower federal corporate tax rate enacted by the Tax Act. The Company is continuing to gather information and to analyze aspects of the Tax Act, which could potentially affect the estimated impact on the deferred tax balances. For various reasons that are discussed more fully below, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. To the extent the Company was not yet able to make reasonable estimates of the impact of certain elements, it has not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

The Company records liabilities for unrecognized tax benefits resulting from uncertainties of tax positions.  See further explanations below regarding the Company’s overall liability for uncertain tax positions.  The $32.0 benefit that was recorded during the year as a provisional estimate of the impact of the Tax Act during the fiscal year includes $3.3 income tax benefit due to revaluing its liability for uncertain tax positions.  The Company’s deferred tax balance includes a deferred tax asset for a net operating loss, upon which a liability for unrecognized tax benefit has been recorded.  Due to the estimated timing of the reversal of the net operating loss and the reduction of the deferred tax asset resulting from the lower tax rates of the Tax Act, a corresponding reduction in the liability for unrecognized tax benefit was also recorded.

In addition to the benefit recorded during year ended June 30, 2018 for the provisional estimated impact on the Company’s net deferred tax liabilities, the lower federal corporate tax rate reduced the Company’s estimated annual effective tax rate which was applied to year to date operating results in accordance with the interim accounting guidelines. The Company estimates that the reduction in the federal corporate rate will have an ongoing effect to reduce the Company’s income tax expense from continuing operations.

As a result of changes made by the Tax Act, Section 162(m) will limit the deduction of compensation, including performance-based compensation, in excess of $1.0 million paid to anyone who, for tax years beginning after January 1, 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding written contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million fiscal year deduction limit if paid to a covered executive. No material estimate was recorded by the Company during the fiscal year, as the law is effective for tax years beginning after January 1, 2018. The Company has evaluated its binding contracts entered into prior to November 2, 2017, and believes there will be no material impact for adjustments related to deferred equity compensation currently carried as a deferred tax asset on the Company’s balance sheet. The Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the impact of this provision.

The Tax Act also implements certain changes on the taxation of the Company’s foreign operations. The Company’s accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the Company estimates that there will not be a material impact in the current fiscal year due to the Transition Tax, the Company is not able to make a reasonable estimate of the Transition Tax and have not recorded a provisional amount.  The Company is continuing to gather additional information needed to finalize the amount of post-1986 E&P to more precisely compute the amount of the Transition Tax.

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company is not making a policy election at this time. The Company’s calculation of the deferred balance with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company’s current structure and estimated future results of global operations but also the Company’s intent and ability to modify our structure and/or our business, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in our financial statements.

Other revisions to the taxation of foreign earnings will not be effective until the Company’s fiscal year ending on June 30, 2019. The Company is in the process of evaluating the additional provisions of the Tax Act that will become effective in their fiscal year ending June 30, 2019.

The impact of the Tax Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. The Company will continue to update the provisional estimates as information is obtained, such as state impacts regarding decoupling from the Tax Act provisions, realization of deferred amounts in the fiscal year, and accounting method elections that may be made by the Company.

Due to sustained positive operating performance and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of the majority of its deferred income tax assets will be realized. However, for certain deferred tax assets, a valuation allowance has been established. For the years ended June 30, 2018 and 2017, the Company’s valuation allowance decreased by $2.7 and increased $4.9, respectively. The net decrease of the valuation allowance in the year ended June 30, 2018 is primarily due to a corresponding decrease in the deferred tax asset for net operating loss carryforwards that decreased as a result of the Tax Act.

The Company acquired Assurex Health, Inc. on August 31, 2016 (see Note 2).  As part of the purchase accounting for the acquisition, a net deferred tax liability of approximately $66.3 was recorded, consisting primarily of intangible assets for which the book basis exceeds the tax basis.

At June 30, 2018, the Company had the following net operating loss and research credit carryforwards, with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated.

		Subject to	Expires
Carryforwards	Amount	sections 382, 383	beginning in year	Through
Federal net operating loss	$112.2	Yes	2027	2033
Utah net operating loss	209.5	No	2016	2024
Oklahoma net operating loss	14.1	Yes	2023	2033
Foreign net operating losses (various jurisdictions)	34.7	No	Various	Various
Federal research credit	4.7	Yes	2025	2032
Utah research credit	10.6	No	2021	2031

All of the Utah net operating loss carryforwards are ‘excess tax benefits’ as defined by ASC guidance and, if realized in future years, will be recognized as a credit to tax benefit, pursuant to the guidance of ASU 2016-09. The Company’s deferred tax asset for the Utah net operating loss ‘excess tax benefits’ is approximately $8.3 and is offset by a $8.3 valuation allowance at June 30, 2018.

Notwithstanding the Deemed Repatriation Tax mentioned above, and consistent with the indefinite reversal criteria of ASC 740-30-25-17, the Company intends to continue to invest undistributed earnings of its foreign subsidiaries indefinitely. Due to the cumulative losses that have been incurred to date in its foreign operations, the amount of unrecorded deferred liability resulting from the indefinite reversal criteria at June 30, 2018 is $0.

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

	Year ended June 30,
	2018	2017	2016
Unrecognized tax benefits at the beginning of year	$25.2	$24.2	$26.3
Gross increases - current year tax positions	0.6	0.7	0.6
Gross increases - prior year tax positions	2.4	0.7	5.4
Gross increases - acquisitions	—	—	—
Gross decreases - prior year tax positions	(3.3)	(0.4)	(8.1)
Unrecognized tax benefits at end of year	$24.9	$25.2	$24.2
Interest and penalties in year-end balance	$1.5	$(0.9)	$0.5

Interest and penalties related to uncertain tax positions are included as a component of income tax expense and all other interest and penalties are included as a component of other income (expense).

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.   The Company is currently under audit by the IRS for the fiscal years ended June 30, 2014 and June 30, 2015; the State of New Jersey for the fiscal years June 30, 2013 through 2017; the state of Wisconsin for the fiscal years June 30, 2014 through 2016; Germany for the fiscal years June 30, 2013 through 2015; and Canada for the fiscal years June 30, 2014 through 2015.  Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

12.	SHARE-BASED COMPENSATION

On November 30, 2017, the Company’s shareholders approved the adoptions of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors.  The 2017 Plan allows for issuance of up to 1.4 shares of common stock.  In addition, as of June 30, 2018, the Company may grant additional shares of common stock under the 2017 Plan with up to 1.3 options outstanding under its 2003 Plan and 6.5 options and restricted stock units outstanding under its 2010 Plan, that expire or are cancelled without delivery of shares of common stock.

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years.  Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant. In September 2014, the Company began issuing restricted stock units (“RSUs”) in lieu of stock options.  RSUs granted to employees generally vest ratably over four years on the anniversary date of the last day of the month in which the RSUs are granted. The number of RSUs awarded to certain executive officers may be reduced if certain additional performance metrics are not met. Options and RSUs granted to the Company’s non-employee directors vest in full upon completion of one year of service on the Board following the date of the grant.

Stock Options

A summary of option activity is as follows for the fiscal years ended June 30:

	2018		2017		2016
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	shares	price	shares	price	shares	price
Options outstanding at beginning of year	8.0	$-	8.2	$24.52	12.5	$23.49
Options granted	—	$—	—	$—	—	$—
Less:
Options exercised	(1.6)	$25.34	(0.1)	$14.81	(4.3)	$21.51
Options canceled or expired	(0.1)	$26.00	(0.1)	$26.55	—	$—
Options outstanding at end of year	6.3	$24.50	8.0	$24.67	8.2	$24.52
Options exercisable at end of year	6.3	$24.50	7.5	$24.55	6.7	$24.04
Options vested and expected to vest	6.3	$24.50	8.0	$24.67	8.2	$24.52
Weighted average fair value of options granted during the year	—	$—	—	$—	—	$—

The following table summarizes information about stock options outstanding at June 30, 2018:

	Options outstanding			Options exercisable
	Number	Weighted		Number
	outstanding	average	Weighted	exercisable	Weighted
Range of	at	remaining	average	at	average
exercise	June 30,	contractual	exercise	June 30,	exercise
prices	2018	life (years)	price	2018	price
14.88 - 19.47	1.6	2.87	$18.50	1.6	$18.50
21.29 - 26.02	1.0	2.59	23.55	1.0	23.55
26.49 - 26.49	1.6	3.22	26.49	1.6	26.49
27.07 - 37.73	2.1	3.40	27.94	2.1	27.94
	6.3	3.09	$24.50	6.3	$24.50

As of June 30, 2018 there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of RSU activity is as follows:

	2018		2017
		Weighted		Weighted
	Number	average	Number	average
	of	grant date	of	grant date
	shares	fair value	shares	fair value
RSUs outstanding at the beginning of year	2.0	$33.02	1.4	$38.76
RSUs granted	1.1	32.67	1.1	21.47
Less:
RSUs released	(0.7)	30.33	(0.4)	22.20
RSUs canceled	(0.2)	28.46	(0.1)	33.00
RSUs outstanding at end of year	2.2	$31.16	2.0	$33.02

As of June 30, 2018, there was $34.5 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.0 years.

Share-based compensation expense recognized and included in the consolidated statements of operations for the fiscal years ended June 30, 2018, 2017 and 2016 were as follows:

	Years Ended June 30,
	2018	2017	2016
Cost of molecular diagnostic testing	$0.7	$0.9	$0.9
Cost of pharmaceutical and clinical services	0.2	0.3	0.4
Research and development expense	4.3	5.8	5.4
Selling, general, and administrative expense	21.9	22.9	24.9
Total share-based compensation expense	$27.1	$29.9	$31.6

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

As of
June 30, 2018
Unrecognized share-based compensation cost	$34.5
Aggregate intrinsic value of options outstanding	$81.6
Aggregate intrinsic value of options fully vested	$81.6
Aggregate intrinsic value of RSUs outstanding	$83.0

The total intrinsic value of options exercised during 2018, 2017 and 2016 was as follows:

	Years Ended June 30,
	2018	2017	2016
Total intrinsic value of options exercised	$17.0	$0.9	$86.1

Employee Stock Purchase Plan

On December 5, 2012, following shareholder approval, the Company adopted the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. At June 30, 2018, a total of 0.7 shares of common stock had been purchased under the 2012 Plan. Shares purchased under and compensation expense associated with the 2012 Plan for the years reported are as follows:

	Years Ended June 30,
	2018	2017	2016
Shares purchased under the plans	0.1	0.5	0.2
Plan compensation expense	$0.1	$2.3	$1.9

From June 1, 2017 through May 31, 2018 there was an amendment to the 2012 Purchase Plan implemented such that the plan was non-compensatory.  As of June 30, 2018, there is $0.3 unrecognized share-based compensation expense related to the 2012 Purchase Plan.

The fair value of shares issued under the Plan that was in effect for each period reported was calculated using the Black‑Scholes option-pricing model using the following weighted-average assumptions:

	2018	2017	2016
Risk-free interest rate	2.1%	0.6%	0.4%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	45%	72%	31%

13.	FAIR VALUE MEASUREMENTS

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

Level 3—unobservable inputs.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.  For Level 3 contingent consideration, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability.  This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earn out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business.  The contingent earn out liabilities are classified as a component of long-term and short-term contingent consideration in the Company’s consolidated balance sheets.  Changes to the earn out liabilities are reflected in change in the fair value of contingent consideration in our consolidated statements of operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $8.5 at June 30, 2018 and $87.3 at June 30, 2017.

The following tables set forth the fair value of the Company’s financial assets(liabilities) that are re-measured on a regular basis:

	Level 1	Level 2	Level 3	Total
June 30, 2018
Money market funds (a)	$12.5	$—	$—	$12.5
Corporate bonds and notes	2.8	50.5	—	53.3
Municipal bonds	—	29.2	—	29.2
Federal agency issues	—	12.4	—	12.4
US government securities	—	8.3	—	8.3
Contingent consideration	—	—	(14.5)	(14.5)
Total	$15.3	$100.4	$(14.5)	$101.2

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2017
Money market funds (a)	$7.4	$—	$—	$7.4
Corporate bonds and notes	—	50.4	—	50.4
Municipal bonds	—	36.9	—	36.9
Federal agency issues	—	13.8	—	13.8
US government securities	—	7.2	—	7.2
Contingent consideration	—	—	(140.5)	(140.5)
Total	$7.4	$108.3	$(140.5)	$(24.8)

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying Amount
Balance June 30, 2017	$140.5
Payment of contingent consideration	(65.1)
Change in fair value recognized in the statement of operations	(61.2)
Translation adjustments recognized in other comprehensive income	0.3
Balance June 30, 2018	$14.5

14.	COMMITMENT AND CONTINGENCIES

In February 2018, we received a Subpoena from the Department of Health and Human Services, Office of Inspector General, in connection with an investigation into possible false or otherwise improper claims submitted for payment under Medicare and Medicaid. The Subpoena requested that we produce documents relating primarily to our billing to government-funded healthcare programs for our hereditary cancer testing. The time period covered by the Subpoena is January 1, 2014 through the date of issuance of the Subpoena. We are cooperating with the Government’s request and are in the process of responding to the Subpoena. We are unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation. No claims have been made against us.

In addition, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2018, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

The Company leases office and laboratory space under five non-cancelable operating leases, with terms that expire between 2022 and 2027 in Salt Lake City, Utah, one cancelable lease for office and laboratory space with a term that expires in 2019 in Munich, Germany, a non-cancelable operating lease for Myriad RBM for office and laboratory space that expires in 2020 in Austin, Texas, and a non-cancelable lease for office and laboratory space that expires in 2018 in Cologne, Germany.  The Company also leases office and laboratory space under one non-cancellable operating lease that expires in 2021 in South San Francisco, California for Crescendo.  The Company also leases office and laboratory space under three non-cancelable leases that expire between 2018 and 2024 in Mason, Ohio and Toronto, Canada for Assurex.  In addition, the Company maintains lease agreements that expire between 2018 and 2024 for administrative offices in Zurich, Switzerland; Paris, France; Madrid, Spain; Milan, Italy; London, UK and Munich, Germany. Furthermore, the Company leases information technology equipment under three non-cancelable leases, with terms that expire in 2018 and 2021.

The following is a summary of the Company’s rental expense for the fiscal years reported:

	Years Ended June 30,
	2018	2017	2016
Rental expense	$15.5	$15.2	$14.3

Future minimum lease payments under the Company’s current leases as of June 30, 2018 are as follows:

Fiscal year ending:
2019	$14.1
2020	14.3
2021	12.3
2022	9.6
2023	8.3
Thereafter	25.3
$83.9

15.	EMPLOYEE DEFERRED SAVINGS PLAN

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation.

The Company’s recorded contributions to the plan as follows:

	Years Ended June 30,
	2018	2017	2016
Deferred savings plan Company contributions	$7.2	$6.6	$5.5

16.	SEGMENT AND RELATED INFORMATION

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

	Diagnostics	Other	Total
Year ended June 30, 2018:
Revenues	$719.3	$53.3	$772.6
Depreciation and amortization	49.2	5.2	54.4
Segment operating income (loss)	139.4	(20.7)	118.7
Year ended June 30, 2017:
Revenues	$720.6	$49.3	$769.9
Depreciation and amortization	42.8	5.5	48.3
Segment operating income (loss)	129.4	(80.7)	48.7
Year ended June 30, 2016:
Revenues	$692.4	$48.1	$740.5
Depreciation and amortization	21.6	5.2	26.8
Segment operating income (loss)	225.9	(72.5)	153.4

	Years Ended June 30,
	2018	2017	2016
Total operating income for reportable segments	$118.7	$48.7	$153.4
Unallocated amounts:
Interest income	1.8	1.2	0.9
Interest Expense	(3.2)	(6.0)	(0.3)
Other	(0.4)	(3.0)	2.0
Income from operations before income taxes	116.9	40.9	156.0
Income tax provision	(14.0)	20.6	38.8
Net income	130.9	20.3	117.2
Net loss attributable to non-controlling interest	(0.2)	(0.2)	—
Net income attributable to Myriad Genetics, Inc. stockholders	$131.1	$20.5	$117.2

The following table sets forth a comparison of balance sheet assets by operating segment:

	June 30,
	2018	2017
Net equipment, leasehold improvements and property:
Diagnostics	12.2	20.2
Other	31.0	30.9
Total	$43.2	$51.1
Total Assets:
Diagnostics	840.3	885.4
Other	122.5	124.3
Total	$962.8	$1,009.7

The following table reconciles assets by geographical region:

	June 30,
	2018	2017
Net equipment, leasehold improvements and property:
United States	20.0	27.6
Rest of world	23.2	23.5
Total	$43.2	$51.1
Total Assets:
United States	852.3	897.3
Rest of world	110.5	112.4
Total	$962.8	$1,009.7

The following table reconciles assets by operating segment and geographic region to total assets:

	June 30,
	2018	2017
Total assets by segment and geographical region	$962.8	$1,009.7
Cash, cash equivalents, and marketable investment securities (1)	211.3	199.2
Total	$1,174.1	$1,208.9

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The majority of the Company’s revenues were derived from the sale of diagnostic tests in the United States. There were no customers that accounted for greater than 10% of revenue in the years ended June 30, 2018, 2017 and 2016.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2018	2017	2016
Cash paid during the year for income taxes	$11.7	$12.3	$32.0
Cash paid for interest	3.0	5.6	0.3
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders' equity	(0.4)	(0.6)	0.3

18.     SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

As described in Note 2, "Revisions of Previously-Issued Financial Statements", amounts presented below reflect revisions to correct certain immaterial errors related to sales allowance.

In millions, except per share amounts	Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
Consolidated Statement of Operations Data:	2018	2018	2017	2017
Molecular diagnostic testing	$187.6	$177.3	$177.9	$176.5
Pharmaceutical and clinical services	13.3	13.8	14.8	11.4
Total Revenue	200.9	191.1	192.7	187.9
Costs and expenses:
Cost of molecular diagnostic testing	38.0	36.8	37.7	36.2
Cost of pharmaceutical and clinical services	7.7	7.3	6.7	6.8
Research and development expense	17.7	18.5	16.8	17.8
Change in the fair value of contingent consideration	0.2	(1.2)	13.0	(73.2)
Selling, general and administrative expense	121.4	115.1	115.4	115.2
Total costs and expenses	185.0	176.5	189.6	102.8
Operating income	15.9	14.6	3.1	85.1
Other income (expense):
Interest income	0.5	0.5	0.4	0.4
Interest expense	(1.1)	(0.5)	(0.7)	(0.9)
Other	0.8	(0.5)	(0.4)	(0.3)
Total other income (expense)	0.2	(0.5)	(0.7)	(0.8)
Income before income taxes	16.1	14.1	2.4	84.3
Income tax provision	3.0	4.5	(26.3)	4.8
Net income	13.1	9.6	28.7	79.5
Net loss attributable to non-controlling interest	-	(0.1)	-	(0.1)
Net income attributable to Myriad Genetics, Inc. stockholders	$13.1	$9.7	$28.7	$79.6
Earnings per share:
Basic	$0.19	$0.14	$0.41	$1.16
Diluted	$0.18	$0.13	$0.40	$1.13
Weighted average shares outstanding:
Basic	70.1	69.8	69.3	68.6
Diluted	72.9	72.4	71.9	70.4

In millions, except per share amounts	Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
Consolidated Statement of Operations Data:	2017	2017	2016	2016
Molecular diagnostic testing	$187.0	$183.0	$184.1	$166.5
Pharmaceutical and clinical services	12.6	11.7	12.6	12.4
Total Revenue	199.6	194.7	196.7	178.9
Costs and expenses:
Cost of molecular diagnostic testing	35.6	37.9	37.4	34.3
Cost of pharmaceutical and clinical services	6.9	6.4	7.0	5.7
Research and development expense	18.8	17.6	18.6	19.4
Change in contingent consideration	(2.7)	5.2	(3.8)	0.5
Selling, general and administrative expense	122.1	122.1	120.3	111.9
Total costs and expenses	180.7	189.2	179.5	171.8
Operating income	18.9	5.5	17.2	7.1
Other income (expense):
Interest income	0.3	0.3	0.3	0.3
Interest Expense	(1.2)	(1.5)	(2.6)	(0.7)
Other	(0.1)	1.5	(2.6)	(1.8)
Total other income (expense)	(1.0)	0.3	(4.9)	(2.2)
Income before income taxes	17.9	5.8	12.3	4.9
Income tax provision	5.8	3.0	6.2	5.6
Net income	$12.1	$2.8	$6.1	$(0.7)
Net loss attributable to non-controlling interest	(0.2)	-	-	-
Net income attributable to Myriad Genetics, Inc. stockholders	$12.3	$2.8	$6.1	$(0.7)
Earnings per share:
Basic	$0.18	$0.04	$0.09	$(0.01)
Diluted	$0.18	$0.04	$0.09	$(0.01)
Weighted average shares outstanding:
Basic	68.2	68.1	68.2	68.8
Diluted	68.9	68.3	68.3	68.8

19.    SUBSEQUENT EVENT

Acquisition of Counsyl, Inc.

On July 31, 2018, Company completed the acquisition of Counsyl, Inc. (“Counsyl”), a leading provider of genetic testing and DNA analysis services, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 25, 2018.  Pursuant to the terms of the Merger Agreement, Myriad Merger Sub, Inc., a newly-created wholly-owned subsidiary of the Company, was merged with and into Counsyl, with Counsyl continuing as the surviving corporation and a wholly-owned subsidiary of Myriad.  The Company believes the acquisition allows for greater entry into the high-growth reproductive testing market, with the ability to become a leader in women’s health genetic testing.  The transaction will be accounted for as a business combination.

The Company acquired Counsyl for preliminary consideration of $407.8, consisting of $280.4 in cash, financed in part by the Amended Facility (see below) and 2,994,251 shares of common stock issued, valued at $127.3. The purchase price is subject to revision through certain working capital adjustments, which are expected to be finalized by the end of the Company’s first quarter of fiscal 2019.

Given the timing of the closing of this transaction, we are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures. We will disclose this and other related information in our Form 10-Q for the quarter ended September 30, 2018.

Amendment to Credit Agreement

In connection with the acquisition of Counsyl, the Company entered into Amendment No. 1 (the “Amendment”), by and among Myriad, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Agent”), amending the Credit Agreement, dated as of December 23, 2016 (the “Credit Agreement”).  The Amendment effects an “amend and extend” transaction with respect to the Company’s existing senior secured revolving credit facility (the “Facility”) by which the maturity date thereof was extended to July 31, 2023 and the maximum aggregate principal commitment was increased from $300.0 to $350.0.  Other than the extended maturity date and increase in commitment amount, the agreement did not impact or amend the Facility's previously disclosed terms, including its covenants, events of default, or terms of payment.

The proceeds of the Facility were used to (i) finance the acquisition of Counsyl, (ii) pay fees, commissions, transactions costs and expenses incurred in connection with the foregoing, and (iii) for working capital and other general corporate purposes.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed below.

2.	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of June 30, 2018, due to a material weakness related to insufficient controls to fully and timely take into account changes in the business environment and experience with ultimate collection from third-party payors in the determination of sales allowance amounts. A “material weakness” is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, or prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of June 30, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.

3.	Plan to Remediate Material Weakness

Management is developing and implementing a plan to remediate the material weakness discussed above and will continue to evaluate and take actions to improve our internal control over financial reporting.

4.	Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter or year ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5.	Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myriad Genetics, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Myriad Genetics, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to insufficient controls to fully and timely take into account changes in the business environment and experience with ultimate collection from third-party payors in the determination of sales allowance amounts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated August 24, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Salt Lake City, UT

August 24, 2018

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on November 29, 2018.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management and Corporate Governance – Committees of the Board of Directors and Meetings – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Management and Corporate Governance – Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on November 29, 2018.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on November 29, 2018.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on November 29, 2018.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants” in our Proxy Statement for the 2018 Annual Meeting of the Stockholders to be held on November 29, 2018.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are included as part of this Annual Report on Form 10-K.
1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedule

The following schedule is filed as part of this Annual Report on Form 10-K:

Schedule II - Schedule of Valuation and Qualifying Accounts for the Years Ended June 30, 2018, 2017 and 2016.

Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

3.1		Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	08/15/11	000-26642

3.2		Restated By-Laws		8-K (Exhibit 3.1)	09/24/14	000-26642

4.1		Specimen common stock certificate		10-K (Exhibit 4.1)	08/15/11	000-26642

Lease Agreements

10.1	.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642

	.2	Amendment to Phase I Lease Agreement, dated February 3, 2016, between the Registrant and HCPI/UTAHII, LLC.		10-Q (Exhibit 10.1)	05/04/16	000-26642

10.2	.1	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642

	.2	Amendment to Phase II Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.2)	05/04/16	000-26642

10.3	.1	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642

	.2	Amendment to Phase III Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.3)	05/04/16	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.4	.1	Lease Agreement, effective as of May 31, 2005, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

	.2	Letter of Understanding regarding Lease, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642

	.3	Amendment to Phase IV Lease Agreement, dated February 16, 2007, between Myriad Genetics, Inc. and Boyer Research Park Associates VIII, L.C..		10-Q (Exhibit 10.4)	05/04/16	000-26642

10.5	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642

	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642

Agreements with Executive Officers and Directors

10.6		Executive Retention Agreement, dated September 29, 2015, between the Registrant and Richard M. Marsh+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.7		Executive Retention Agreement, dated September 29, 2015, between the Registrant and Jerry S. Lanchbury, Ph.D.+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.8	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642

	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642

	.3	Form of Executive Retention Agreement, as amended+@		10-Q (Exhibit 10.1)	11/04/15	000-26642

10.9		Executive Retention Agreement, dated September 29, 2015, between the Registrant and Mark. C. Capone+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.10		Executive Retention Agreement between Myriad Genetics Inc. and R. Bryan Riggsbee dated September 29, 2015+		8-K (Exhibit 10.1)	10/02/15	000-26642

10.11		Non-Employee Director Compensation Policy+		10-K (Exhibit 10.15)	08/10/17	000-26642

10.12		Form of director and executive officer indemnification agreement+		10-K (Exhibit 10.34)	08/25/09	000-26642

Equity Compensation Plans

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

10.13	2017 Employee, Director and Consultant Equity Incentive Plan+		8-K (Exhibit 10.1)	12/01/17	000-26642

10.14	2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.2)	12/07/12	000-26642

10.15	2013 Executive Incentive Plan, as amended+		8-K (Exhibit 10.2)	12/01/17	000-26642
Credit Agreement

10.16	Credit Agreement, dated December 23, 2016, among the Registrant and the lenders from time to time party thereto, and as amended July 31, 2018.	X
Merger Agreements

10.17	Agreement and Plan of Merger among the Registrant, Myriad Merger Sub, Inc., Assurex Health, Inc. and Fortis Advisors LLC, dated as of August 3, 2016.		10-Q (Exhibit 10.1)	11/02/16	000-26642

10.18	Agreement and Plan of Merger among the Registrant, Cinnamon Merger Sub, Inc., a wholly owned subsidiary of Myriad, Inc., Counsyl, Inc, and Fortis Advisors, dated as of May 25, 2018.	X

Other

21.1	List of Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

Schedule II

MYRIAD GENETICS, INC.

Schedule of Valuation and Qualifying Accounts

Years Ended June 30, 2018, 2017 and 2016

(In millions)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Net Deductions and Other (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2018	$8.2	$32.3	$(28.4)	$12.1
Year ended June 30, 2017	$6.8	$37.3	$(35.9)	$8.2
Year ended June 30, 2016	$7.6	$33.3	$(34.1)	$6.8

(1)	Primarily represents the write-off of accounts receivables net of recoveries.

See report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 24, 2018.

MYRIAD GENETICS, INC.

By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Mark C. Capone	President, Chief Executive	August 24, 2018
	Mark C. Capone	Officer and Director
(principal executive officer)

By:	/s/ R. Bryan Riggsbee	Chief Financial Officer	August 24, 2018
	R. Bryan Riggsbee	(principal financial and accounting officer)

By:	/s/ John T. Henderson	Chairman of the Board	August 24, 2018
John T. Henderson, M.D.

By:	/s/ Walter Gilbert	Vice Chairman of the Board	August 24, 2018
Walter Gilbert, Ph.D.

By:	/s/ Lawrence C. Best	Director	August 24, 2018
Lawrence C. Best

By:	/s/ Heiner Dreismann	Director	August 24, 2018
Heiner Dreismann, Ph.D.

By:	/s/ Dennis Langer	Director	August 24, 2018
Dennis Langer, M.D., J.D.

By:	/s/ S. Louise Phanstiel	Director	August 24, 2018
S. Louise Phanstiel