Form 10-Q
period 2018-09-30
MYRIAD GENETICS INC
filed 2018-11-07
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  Check one:

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

As of November 2, 2018 the registrant had 74,762,001 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	September 30,	June 30,
ASSETS	2018	2018
Current assets:
Cash and cash equivalents	$93.3	$110.9
Marketable investment securities	74.2	69.7
Prepaid expenses	11.5	9.4
Inventory	35.9	34.3
Trade accounts receivable	119.1	99.5
Prepaid taxes	3.6	—
Other receivables	4.3	3.8
Total current assets	341.9	327.6
Property, plant and equipment, net	60.0	43.2
Long-term marketable investment securities	24.2	30.7
Intangibles, net	734.2	455.2
Goodwill	413.3	318.6
Total assets	$1,573.6	$1,175.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23.8	$26.0
Accrued liabilities	76.4	68.3
Short-term contingent consideration	5.3	5.3
Deferred revenue	2.5	2.6
Total current liabilities	108.0	102.2
Unrecognized tax benefits	24.6	24.9
Other long-term liabilities	6.3	6.3
Contingent consideration	9.6	9.2
Long-term debt	258.0	9.3
Long-term deferred taxes	64.9	57.3
Total liabilities	471.4	209.2
Commitments and contingencies
Stockholders’ equity:
Common stock, 74.7 and 70.6 shares outstanding at September 30, 2018 and June 30, 2018 respectively	0.7	0.7
Additional paid-in capital	1,052.4	915.4
Accumulated other comprehensive loss	(4.3)	(4.1)
Retained earnings	53.4	54.1
Total Myriad Genetics, Inc. stockholders’ equity	1,102.2	966.1
Non-Controlling Interest	—	—
Total stockholders' equity	1,102.2	966.1
Total liabilities and stockholders’ equity	$1,573.6	$1,175.3

See accompanying notes to condensed consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended
	September 30,
	2018	2017
Molecular diagnostic testing	$189.0	$167.4
Pharmaceutical and clinical services	13.3	11.4
Total revenue	202.3	178.8
Costs and expenses:
Cost of molecular diagnostic testing	42.3	36.2
Cost of pharmaceutical and clinical services	7.4	6.8
Research and development expense	21.1	17.8
Change in the fair value of contingent consideration	0.4	(73.2)
Selling, general, and administrative expense	129.9	107.2
Total costs and expenses	201.1	94.8
Operating income	1.2	84.0
Other income (expense):
Interest income	0.7	0.4
Interest expense	(2.2)	(0.9)
Other	1.1	(0.3)
Total other expense:	(0.4)	(0.8)
Income before income tax	0.8	83.2
Income tax provision	1.6	4.5
Net income (loss)	$(0.8)	$78.7
Net loss attributable to non-controlling interest	(0.1)	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(0.7)	$78.8
Earnings (loss) per share:
Basic	$(0.01)	$1.15
Diluted	$(0.01)	$1.12
Weighted average shares outstanding:
Basic	73.0	68.6
Diluted	73.0	70.4

See accompanying notes to condensed consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended
	September 30,
	2018	2017
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(0.7)	$78.8
Unrealized gain (loss) on available-for-sale securities, net of tax	(0.2)	—
Change in foreign currency translation adjustment, net of tax	0.4	3.3
Comprehensive income (loss)	(0.5)	82.1
Comprehensive income attributable to non-controlling interest	—	—
Comprehensive income (loss) attributable to Myriad Genetics, Inc. shareholders	$(0.5)	$82.1

See accompanying notes to condensed consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In millions)

			Accumulated	Retained	Myriad
		Additional	other	earnings	Genetics, Inc.
	Common	paid-in	comprehensive	(accumulated	Stockholders’
	stock	capital	loss	deficit)	equity
BALANCES AT JUNE 30, 2018	$0.7	$915.4	$(4.1)	$54.1	$966.1
Issuance of common stock under share-based compensation plans	—	1.9	—	—	1.9
Issuance of common stock for acquisition	—	127.4	—	—	127.4
Share-based payment expense	—	7.7	—	—	7.7
Net income (loss)	—	—	—	(0.7)	(0.7)
Other comprehensive income, net of tax	—	—	(0.2)	—	(0.2)
BALANCES AT SEPTEMBER 30, 2018	$0.7	$1,052.4	$(4.3)	$53.4	$1,102.2

See accompanying notes to consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) attributable to Myriad Genetics, Inc. stockholders	$(0.7)	78.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.3	13.2
Non-cash interest expense	(1.3)	0.1
Loss (gain) on disposition of assets	(1.0)	(0.1)
Share-based compensation expense	7.7	6.4
Deferred income taxes	2.7	4.7
Unrecognized tax benefits	(2.6)	6.7
Change in fair value of contingent consideration	(0.4)	(73.2)
Changes in assets and liabilities:
Prepaid expenses	1.8	3.2
Trade accounts receivable	(3.3)	(6.2)
Other receivables	(0.3)	0.3
Inventory	3.5	3.3
Prepaid taxes	(3.6)	(8.9)
Accounts payable	(8.4)	0.4
Accrued liabilities	(4.4)	(5.8)
Deferred revenue	(0.2)	0.6
Net cash provided by operating activities	7.8	23.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.3)	(1.6)
Acquisitions, net of cash acquired	(279.6)	—
Purchases of marketable investment securities	(14.4)	(31.5)
Proceeds from maturities and sales of marketable investment securities	16.3	17.9
Net cash used in investing activities	(279.0)	(15.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	2.1	1.7
Net proceeds from revolving credit facility	290.0	—
Repayment of revolving credit facility	(40.0)	(25.0)
Net cash provided by (used in) financing activities	252.1	(23.3)
Effect of foreign exchange rates on cash and cash equivalents	1.5	0.5
Net decrease in cash and cash equivalents	(17.6)	(14.5)
Cash and cash equivalents at beginning of the period	110.9	102.4
Cash and cash equivalents at end of the period	$93.3	$87.9

See accompanying notes to condensed consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2018, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Operating results for the three months ended September 30, 2018 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The standard was effective for the Company beginning July 1, 2018. The Company elected to adopt the standard using the full retrospective approach, which resulted in a recasting of revenue and the related financial statement items for FY2017 and FY2018. During transition to the new standard, the Company also elected several practical expedients, as provided by the standard. Contracts that began and ended within the same annual reporting period were not restated. Contracts that were completed by June 30, 2018 that had variable consideration were estimated using the transaction price at the date the contract was completed. The amount of the transaction price allocated to the remaining performance obligations will not be disclosed for prior reporting periods. Contracts that were modified prior to the earliest reporting period will be reflected in the earliest reporting period with an aggregate adjustment for prior modifications.

As a result of the new standard, the Company has changed its accounting policies for revenue recognition. The primary impact of the new standard was classifying bad debt expense of $8.0 for the three months ended September 30, 2017, as a reduction in revenue rather than as a selling, general and administrative expense.  The Company also increased its June 30, 2018 accounts receivable and retained earnings balances by $1.2 as a result of adopting the new standard.

Reclassifications

Adoption of new revenue recognition standard impacted the Company’s previously reported results as follows:

	Three months ended
	September 30, 2017
	As Previously Reported	ASC606 Adjustments	As Restated
Consolidated Statements of Operations:
Total Revenue	$187.9	$(9.1)	$178.8
Selling, general and administrative expense	115.2	(8.0)	107.2
Income tax provision	4.8	(0.3)	4.5
Net Income attributable to Myriad Genetics, Inc. stockholders	79.6	(0.8)	78.8
Earnings per share:
Basic	$1.16	$(0.01)	$1.15
Diluted	$1.13	$(0.01)	$1.12
Consolidated Statements of Cash Flows:
Net Income attributable to Myriad Genetics, Inc. stockholders	79.6	(0.8)	$78.8
Trade Accounts Receivable	(16.5)	10.3	(6.2)

	June 30, 2018
	As Previously Reported	ASC606 Adjustments	As Restated
Consolidated Balance Sheet:
Trade accounts receivable	$98.3	$1.2	$99.5
Retained Earnings	52.9	1.2	54.1

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

In accordance with the Securities Act Release No. 33-10532 which now requires presenting changes in stockholders equity quarterly we have included our condensed consolidated statements of equity.

(2)	REVENUE

The following table presents detail regarding the composition of our total revenue by product and U.S versus rest of world, “RoW”:

	Three months ended September 30,
	2018			2017
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$113.5	$2.8	$116.3	$114.6	$2.4	$117.0
GeneSight	29.3		29.3	28.8		28.8
Prenatal	18.1	—	18.1	—	—	—
VectraDA	13.0	—	13.0	14.0	—	14.0
Prolaris	6.2	—	6.2	3.9	—	3.9
EndoPredict	0.3	2.1	2.4	0.0	1.8	1.8
Other	3.6	0.1	3.7	1.8	0.1	1.9
Total molecular diagnostic revenue	184.0	5.0	189.0	163.1	4.3	167.4
Pharmaceutical and clinical service revenue	7.6	5.7	13.3	6.3	5.1	11.4
Total revenue	$191.6	$10.7	$202.3	$169.4	$9.4	$178.8

The Company performs its obligation under a contract with a customer by processing diagnostic tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets.  Occasionally customers make payments prior to the Company's performance of its contractual obligations.  When this occurs the Company records a contract liability as deferred revenue.  A reconciliation of the beginning and ending balances of deferred revenue is shown in the table below:

	Three months ended
	September 30,
	2018	2017
Deferred revenue - beginning balance	$2.6	$2.6
Revenue recognized	(1.7)	(5.9)
Prepayments	1.6	6.2
Deferred revenue - Ending Balance	$2.5	$2.9

Myriad Companies generate revenue by performing molecular diagnostic testing and pharmaceutical & clinical services. Revenue from the sale of molecular diagnostic tests and pharmaceutical and clinical services is recorded at the invoiced amount net of any discounts or contractual allowances. The Company has determined that the communication of test results or the completion of clinical and pharmaceutical services indicates transfer of control for revenue recognition purposes.

In accordance with ASU 2014-09, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, periodically the Company enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical and clinical services that may have terms longer than one year and include multiple performance obligations.  As of September 30, 2018, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $7.3, $4.3 of which the Company expects to recognize in fiscal 2019.

Significant judgments are required in determining the transaction price and satisfying performance obligations under the new revenue standard. The Company provides discounts such as early payment, self-pay and volume discounts to its customers.  In determining the transaction price, Myriad includes an estimate of the expected amount of consideration as revenue. The Company applies this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled.  An estimate of transaction price does not include any estimated amount of variable consideration that are constrained. The Company applies the expected value method for sales where the Company has a large number of contracts with similar characteristics.

In addition, the Company considers all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. In determining the expected value under the new standard, the Company considers the probability of the variable consideration for each possible scenario. The Company also has significant experience with historical discount patterns and uses this experience to estimate transaction prices. In accordance with ASU 2016-12, the Company has elected to exclude from the measurement of transaction price, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for e.g. sales tax, value added tax etc.

The Company has elected to apply the practical expedient related to costs to obtain or fulfill a contract since the amortization period for such costs will be one year or less. Accordingly no costs incurred to obtain or fulfill a contract have been capitalized. The Company has also elected to apply the practical expedient for not adjusting revenue recognized for the effects of the time value of money. This practical expedient has been elected because the Company collects very little cash from customers under payment terms and vast majority of payments terms have a payback period of less than one year.

(3)	ACQUISITIONS

Acquisition of Counsyl, Inc.

On July 31, 2018, the Company completed the acquisition of Counsyl, Inc. (“Counsyl”), a leading provider of genetic testing and DNA analysis services, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 25, 2018.  Pursuant to the terms of the Merger Agreement, Myriad Merger Sub, Inc., a newly-created wholly-owned subsidiary of the Company, was merged with and into Counsyl, with Counsyl continuing as the surviving corporation and a wholly-owned subsidiary of Myriad.  The Company believes the acquisition allows for greater entry into the high-growth reproductive testing market, with the ability to become a leader in women’s health genetic testing.

The Company acquired Counsyl for total consideration of $407.0, consisting of $279.6 in cash, financed in part by the Amendment to the Facility (see Note 8) and 2,994,251 shares of common stock issued, valued at $127.4.  The shares were issued and valued as of July 31, 2018 at a per share market closing price of $42.53.

Of the cash consideration, $5.0 was deposited into an escrow account to fund any post-closing adjustments payable to Myriad based upon differences between the estimated working capital and the actual working capital of Counsyl at closing.

Consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The initial allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities assumed, as well as tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

Estimated Fair Value
Current assets	$42.5
Intangible assets	292.9
Equipment	18.9
Other assets	0.1
Goodwill	94.9
Current liabilities	(19.6)
Long term liabilities	(0.1)
Deferred tax liability	(7.3)
Total fair value purchase price	$422.3
Less: Cash acquired	(15.3)
Total consideration transferred	$407.0

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of developed screening processes which had an estimated fair value of $292.0 and internally developed software with an estimated fair value of $0.9. The fair values of these developed screening processes and related useful lives were determined using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 12.5% which is based on the estimated internal rate of return for the acquisition and represents the rate that market participants might use to value the intangible assets. The fair value of the internally developed software was determined based on a replacement cost approach. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 12 years for the developed screening processes and 5 years for the internally developed software.

Goodwill

The $94.9 of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s expertise with Counsyl’s technology, customer insights, and ability to effectively integrate genetic screening into clinical practice with OBGYNs.  This goodwill is not deductible for income tax purposes.

Pro Forma Information

The unaudited pro-forma results presented below include the effects of the Counsyl acquisition as if it had been consummated as of July 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, which includes adjustments related to the amortization of acquired intangible assets, interest income and expense, and depreciation.

The unaudited pro forma results do not reflect any operating efficiency or potential cost savings that may result from the consolidation of Counsyl. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations and are not necessarily indicative of results that might have been achieved had the acquisition been consummated as of July 1, 2017.

	Three months ended
	September 30,
	2018	2017
Revenue	$212.5	$209.5
Income from operations	11.5	69.6
Net income	8.6	61.3
Net income per share, basic	$0.11	$0.86
Net income per share, diluted	$0.11	$0.84

To complete the purchase transaction, we incurred approximately $6.8 of acquisition costs, which are recorded as selling, general and administrative expenses in the period incurred. For the three months ended September 30, 2018, Counsyl contributed revenue of approximately $19.4.  For the three months ended September 30, 2018, operating expenses related to Counsyl were approximately $33.0.

(4)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The Conpany’s cash equivalents consist of short-term, highly liquid investments that are readily convertible to known amounts of cash.  The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2018 and June 30, 2018 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At September 30, 2018:
Cash and cash equivalents:
Cash	$75.3	$—	$—	$75.3
Cash equivalents	18.0	—	—	$18.0
Total cash and cash equivalents	93.3	—	—	93.3
Available-for-sale:
Corporate bonds and notes	57.5	—	(0.3)	57.2
Municipal bonds	23.4	—	(0.1)	23.3
Federal agency issues	9.6	—	—	9.6
US government securities	8.3	—	—	8.3
Total	$192.1	$—	$(0.4)	$191.7

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2018:
Cash and cash equivalents:
Cash	$95.6	$—	$—	$95.6
Cash equivalents	15.3	—	—	15.3
Total cash and cash equivalents	110.9	—	—	110.9
Available-for-sale:
Corporate bonds and notes	50.8	—	(0.3)	50.5
Municipal bonds	29.3	—	(0.1)	29.2
Federal agency issues	12.6	—	(0.1)	12.5
US government securities	8.3	—	(0.1)	8.2
Total	$211.9	$—	$(0.6)	$211.3

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at September 30, 2018:

	Amortized	Estimated
	cost	fair value
Cash	$75.3	$75.3
Cash equivalents	18.0	18.0
Available-for-sale:
Due within one year	75.9	75.6
Due after one year through five years	22.9	22.8
Due after five years	—	—
Total	$192.1	$191.7

(5)	PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	June 30,
	2018	2018
Land	$2.4	$2.4
Buildings and improvements	19.2	19.3
Leasehold improvements	29.9	23.0
Equipment	113.0	112.4
	164.5	157.1
Less accumulated depreciation	(104.5)	(113.9)
Property, plant and equipment, net	$60.0	$43.2

	Three months ended
	September 30,
	2018	2017
Depreciation expense	$4.9	$3.9

(6)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $413.3 from the acquisitions of Counsyl that was completed on  July 31, 2018, Assurex that was completed on August 31, 2016, Sividon Diagnostics GmbH (“Sividon”) that was completed on May 31, 2016, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $347.5 relates to the Company’s diagnostic segment and $65.8 relates to the other segment.  The following summarizes changes to the goodwill balance for the three months ended September 30, 2018:

Carrying amount
Beginning balance July 1, 2018	$318.6
Acquisitions	94.9
Translation adjustments	(0.2)
Ending balance September 30, 2018	$413.3

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At September 30, 2018:
Purchased licenses and technologies	$819.1	$(111.4)	$707.7
Customer relationships	4.6	(3.4)	1.2
Trademarks	3.0	(1.0)	2.0
Total amortized intangible assets	826.7	(115.8)	710.9
In-process research and development	23.3	—	23.3
Total unamortized intangible assets	23.3	—	23.3
Total intangible assets	$850.0	$(115.8)	$734.2

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2018:
Purchased licenses and technologies	$526.4	$(98.0)	$428.4
Customer relationships	4.6	(3.3)	1.3
Trademarks	3.0	(1.0)	2.0
Total amortized intangible assets	534.0	(102.3)	431.7
In-process research and development	23.5	—	23.5
Total unamortized intangible assets	23.5	—	23.5
Total intangible assets	$557.5	$(102.3)	$455.2

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended
	September 30,
	2018	2017
Amortization of intangible assets	$13.4	$9.3

(7)	ACCRUED LIABILITIES

	September 30,	June 30,
	2018	2018
Employee compensation and benefits	$47.8	$49.5
Accrued taxes payable	9.8	4.3
Other	18.8	14.5
Total accrued liabilities	$76.4	$68.3

(8)	LONG-TERM DEBT

On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) by and among Myriad, as borrower, with the lenders from time to time party thereto. On July 31, 2018, the Company entered into Amendment No. 1 (the “Amended Facility”) which effects an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 and the maximum aggregate principal commitment was increased from $300.0 to $350.0.  This was accounted for as a modification pursuant to guidance in ASC 470-50.

Pursuant to the Amended Facility, Myriad borrowed revolving loans in an aggregate principal amount of $300.0 with $1.8 in upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Amended Facility resulting in current net long-term debt of $297.9. There are no scheduled principal payments of the Amended Facility prior to its maturity date.

The proceeds of the Amended Facility were used to: (i) refinance in full the obligations under the Facility, (ii) finance the acquisition of Counsyl (See Note 3), (iii) pay fees, commissions, transactions costs and expenses incurred in connection with the foregoing, and (iv) for working capital and other general corporate purposes.

The Amended Facility contains customary loan terms, interest rates, representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Amended Facility also contains certain customary events of default.

Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, complete mergers or consolidations, and/or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. We were in compliance with all financial covenants at September 30, 2018.

During the quarter ended September 30, 2018, the Company made $40.0 in principal repayments.

The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. Amounts outstanding under the Amended Facility and Facility were as follows:

	September 30,	June 30,
	2018	2018
Long-term debt	$260.1	$10.0
Long-term debt discount	(2.1)	(0.7)
Net long-term debt	$258.0	$9.3

(9)	OTHER LONG TERM LIABILITIES

	September 30,	June 30,
	2018	2018
Pension obligation	6.1	6.0
Other	0.2	0.3
Total other long term liabilities	$6.3	$6.3

The Company has two non-contributory defined benefit pension plans for certain Clinic employees. Participation in the plans excludes those employees hired after 2002. As of September 30, 2018 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $6.1.

(10)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at September 30, 2018.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 74.7 shares issued and outstanding at September 30, 2018.

Common shares issued and outstanding

	Three months ended	Year ended
	September 30,	June 30,
	2018	2018
Common stock issued and outstanding at July 1	70.6	68.4
Common stock issued upon exercise of options and employee stock plans	4.1	2.2
Repurchase and retirement of common stock	—	—
Common stock issued and outstanding at end of period	74.7	70.6

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.  In periods when the Company has a net loss, stock awards are excluded from the calculation of diluted net loss per share as their inclusion would have an antidilutive effect.

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended
	September 30,
	2018	2017
Denominator:
Weighted-average shares outstanding used to compute basic EPS	73.0	68.6
Effect of dilutive shares	—	1.8
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	73.0	70.4

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended
	September 30,
	2018	2017
Anti-dilutive options and RSU's excluded from EPS computation	4.1	1.5

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2018, the Company has $160.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended September 30, 2018 and 2017 were as follows:

Three months ended
September 30,
	2018	2017
Shares purchased and retired	—	—
Common stock and additional paid-in-capital reductions	$—	$—
Charges to retained earnings	$—	$—

(11)	INCOME TAXES

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

As a result of changes made by the Tax Act, Section 162(m) will limit the deduction of compensation, including performance-based compensation, in excess of $1.0 paid to anyone who, for tax years beginning after January 1, 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding written contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1.0 fiscal year deduction limit if paid to a covered executive. The Company estimated that there will not be a material impact during the fiscal year ended June 30, 2018, as the law is effective for tax years beginning after January 1, 2018. The Company has evaluated its binding contracts entered into prior to November 2, 2017, and believes there will be no material impact for adjustments related to deferred equity compensation currently carried as a deferred tax asset on the Company’s balance sheet. The Company is still analyzing certain aspects of the Tax Act and refining calculations, which could potentially affect the impact of this provision. Beginning fiscal year ending June 30, 2018, the company estimates there will be a material impact due to compensation in excess of $1.0.  For the quarter ended September 30, 2018, the Company included the impact in the annual effective tax rate applied to the quarter.

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

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates.  The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ending June 30, 2018.  Section 15 of the Internal Revenue Code Stipulates that our fiscal year ending June 30, 2018, had a blended corporate tax rate of 28%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. For the fiscal year ending June 30, 2019, the Company’s federal corporate tax rate is 21%.  Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

Income tax expense for the three months ended September 30, 2018 was $1.6, or approximately 200.0% of pre-tax income compared to $4.5, or approximately 5.4% of pre-tax income, for the three months ended September 30, 2017.  Income tax expense for the three months ended September 30, 2018 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2019, adjusted by discrete items recognized during the period.  For the three months ended September 30, 2018, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of the release of uncertain tax liabilities, recording deferred tax liabilities on foreign branch temporary differences due to a change in tax status, state income taxes, acquisition transaction costs, and differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.  The Company is currently under audit by the State of New Jersey for the fiscal years June 30, 2013 through 2017; and Germany for the fiscal years June 30, 2013 through 2015. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

(12)	SHARE-BASED COMPENSATION

On November 30, 2017, the Company’s shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors.  The plan allows for issuance of up to 1.4 shares of common stock.  In addition, as of September 30, 2018, the Company may grant additional shares of common stock under the 2017 Plan with respect to the 0.6 options outstanding under our 2003 Plan and 5.7 options and restricted stock units outstanding under our 2010 Plan, that expire or are cancelled without delivery of shares of common stock. At September 30, 2018, 0.4 shares of common stock were available for issuance under the 2017 Plan.  If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the RSU, shall again be available for issuance pursuant to the 2017 Plan.

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years.  Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant. In September 2014, the Company began issuing restricted stock units (“RSUs”) in lieu of stock options.  RSUs granted to employees generally vest ratably over four years on the anniversary date of the designated day of the last week of the month in which the RSUs are granted. The number of RSUs awarded to certain executive officers may be reduced if certain additional performance metrics are not met. Options and RSUs granted to our non-employee directors vest in full upon completion of one year of service on the Board following the date of the grant.

Stock Options

A summary of the stock option activity under the Company’s plans for the three months ended September 30, 2018 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2018	6.3	$24.50
Options granted	—	$—
Less:
Options exercised	(0.6)	$23.84
Options canceled or expired	—	$—
Options outstanding at September 30, 2018	5.7	$24.57
Options exercisable at September 30, 2018	5.7	$24.57

As of September 30, 2018, there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the three months ended September 30, 2018 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2018	2.2	$31.12
RSUs granted	1.1	$47.81
Less:
RSUs vested	(0.8)	$32.39
RSUs canceled	—	$—
RSUs outstanding at September 30, 2018	2.5	$38.06

As of September 30, 2018, there was $69.8 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.7 years.  This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of September 30, 2018, approximately 0.7 shares of common stock have been issued under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended
	September 30,
	2018	2017
Cost of molecular diagnostic testing	$0.2	$0.2
Cost of pharmaceutical and clinical services	0.1	0.1
Research and development expense	1.2	0.8
Selling, general, and administrative expense	6.2	5.3
Total share-based compensation expense	$7.7	$6.4

(13)	FAIR VALUE MEASUREMENTS

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

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $209.3 at September 30, 2018.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
September 30, 2018
Money market funds (a)	$6.1	$—	$—	$6.1
Corporate bonds and notes	3.4	57.3	—	60.7
Municipal bonds	—	23.4	—	23.4
Federal agency issues	—	9.5	—	9.5
US government securities	—	8.2	—	8.2
Contingent consideration	—	—	(14.9)	(14.9)
Total	$9.5	$98.4	$(14.9)	$93.0

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2018
Money market funds (a)	$12.5	$—	$—	$12.5
Corporate bonds and notes	2.8	50.5	—	53.3
Municipal bonds	—	29.2	—	29.2
Federal agency issues	—	12.4	—	12.4
US government securities	—	8.3	—	8.3
Contingent consideration	—	—	(14.5)	(14.5)
Total	$15.3	$100.4	$(14.5)	$101.2

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2018	$14.5
Change in fair value recognized in the income statement	0.4
Ending balance September 30, 2018	$14.9

(14)	COMMITMENTS AND CONTINGENCIES

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

In addition, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of September 30, 2018, the management of the Company believes any reasonably possible liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

	Three months ended
	September 30,
	2018	2017
Deferred savings plan contributions	$2.0	$1.9

(16)	SEGMENT AND RELATED INFORMATION

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended September 30, 2018
Revenues	$189.0	$13.3	$202.3
Depreciation and amortization	17.0	1.3	18.3
Segment operating income (loss)	27.6	(26.4)	1.2
Three months ended September 30, 2017
Revenues	$167.4	$11.4	$178.8
Depreciation and amortization	11.8	1.4	13.2
Segment operating income	30.6	53.4	84.0

	Three months ended
	September 30,
	2018	2017
Total operating income for reportable segments	$1.2	$84.0
Unallocated amounts:
Interest income	0.7	0.4
Interest expense	(2.2)	(0.9)
Other	1.1	(0.3)
Income from operations before income taxes	0.8	83.2
Income tax provision	1.6	4.5
Net income (loss)	(0.8)	78.7
Net loss attributable to non-controlling interest	(0.1)	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(0.7)	$78.8

(17)	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended
	September 30,
	2018	2017
Cash paid during the period for income taxes	$4.9	$5.2
Cash paid for interest	$(0.9)	$(1.0)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs that will provide better patient outcomes and reduce waste in the healthcare system. During the three months ended September 30, 2018, we reported total revenues of $202.3 million and net loss of $0.7 million that included income tax expense of $1.6 million resulting in $(0.01) diluted earnings per share.

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

Business Highlights

On July 31, 2018, we completed the acquisition of Counsyl, Inc, a leading provider of genetic testing and DNA analysis services pursuant to the Agreement and Plan of Merger, dated May 25, 2018.  Pursuant to the terms of the Merger Agreement, Myriad Merger Sub, Inc., a newly-created wholly-owned subsidiary of the Company, was merged with and into Counsyl, with Counsyl continuing as the surviving corporation and a wholly-owned subsidiary of Myriad. On August 30, 2018, we changed the corporate name of Counsyl to Myriad Women’s Health, Inc. We believe the acquisition allows for greater entry into the high-growth reproductive testing market, with the ability to become a leader in women’s health genetic testing.

During the quarter ended September 30, 2018, the results of the GeneSight IMPACT study were published in the Journal of Psychiatric Research. In the study, patients treated by primary care physicians had 27 percent greater symptom improvement, 35 percent increased response and 63 percent greater remission than those treated by psychiatrists.  We also received our second FDA approval for patients with HER2 – metastatic breast cancer for BRACAnalysis CDx in conjunction with Pfizer’s PARP inhibitor talazoparaib. There was also a landmark study published in the Journal of the American Medical Association that demonstrated the importance of Myriad’s variant reclassification program. The study, which evaluated over 1.45 million patient test reports over a 10 year period, found that approximately 60,000 patients had their test reports amended representing approximately 25 percent of all variant of unknown significant classifications reported to patients. Almost one in ten of these amendments led to an upgrade of a previously unclassified variant to a deleterious mutation. This quarter, the Company also received a draft local coverage determination (LCD) for myPath Melanoma from Noridian Healthcare Solutions, our Medicare administrative contractor. This LCD creates the potential for Medicare coverage of myPath Melanoma in late fiscal year 2019.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Revenue

	Three months ended
	September 30,
(In millions)	2018	2017	Change
Revenue	$202.3	$178.8	$23.5

The increase in revenue is primarily due to the inclusion of $18.1 million in Prenatal revenue due to the acquisition of Counsyl and $2.3 million in Prolaris revenue due to increased volumes and reimbursement.  These increases were partially offset by decreases of $1.0 in Vectra revenue due to reduced volumes and $0.7 million reduction in Hereditary Cancer Testing due to reduced reimbursement.

The following table presents additional detail regarding the composition of our total revenue for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,		$	% of Total Revenue
(In millions)	2018	2017	Change	2018	2017
Molecular diagnostic revenues:
Hereditary Cancer Testing	$116.3	$117.0	$(0.7)	58%	65%
GeneSight	29.3	28.8	0.5	14%	16%
Prenatal	18.1	—	18.1	9%	0%
VectraDA	13.0	14.0	(1.0)	6%	8%
Prolaris	6.2	3.9	2.3	3%	2%
EndoPredict	2.4	1.8	0.6	1%	1%
Other	3.7	1.9	1.8	2%	1%
Total molecular diagnostic revenue	189.0	167.4	21.6
Pharmaceutical and clinical service revenue	13.3	11.4	1.9	7%	7%
Total revenue	$202.3	$178.8	$23.5	100%	100%

Cost of Sales

	Three months ended
	September 30,
(In millions)	2018	2017	Change
Cost of sales	$49.7	$43.0	$6.7
Cost of sales as a % of sales	24.6%	24.0%

Cost of sales as a percentage of revenue increased slightly from 24.0% to 24.6% during the three months ended September 30, 2018 compared to the same period in the prior year.  The increase was primarily driven by higher testing volumes and lower gross margins associated with the Counsyl business, partially offset by the implementation of efficiency programs in our DNA, RNA, and protein based laboratories.

Research and Development Expenses

	Three months ended
	September 30,
(In millions)	2018	2017	Change
R&D expense	$21.1	$17.8	$3.3
R&D expense as a % of sales	10.4%	10.0%

Research and development expense for the three months ended September 30, 2018 increased compared to the same period in the prior year primarily driven by $3.9 million in costs related to the inclusion of Counsyl.  This increase was partially offset by a $0.4 million reduction related to internal development of existing products.

Change in the Fair Value of Contingent Consideration

	Three months ended
	September 30,
(In millions)	2018	2017	Change
Change in the fair value of contingent consideration	$0.4	$(73.2)	$73.6
Change in the fair value of contingent consideration as a % of sales	0.2%	(40.9)%

The fair value of contingent consideration for the three months ended September 30, 2018 increased compared to the same period in the prior year due to increase in the fair value of contingent consideration related to the Sividon acquisition as well as the one-time benefit received in the prior year resulting from not having to pay the clinical trial milestone associated with the guided study.

Selling, General and Administrative Expenses

	Three months ended
	September 30,
(In millions)	2018	2017	Change
SG&A expense	$129.9	$107.2	$22.7
SG&A expense as a % of sales	64.2%	60.0%

Selling, general and administrative expense increased for the three months ended September 30, 2018 compared to the same period in the prior year primarily due to $19.4 million in costs related to the inclusion of Counsyl ($4.1 million of which is amortization) and $9.6 million in costs related to the acquisition and integration of Counsyl.  These increases were partially offset by savings related to our Elevate 2020 initiative, which is our company-wide efficiency program.

Other Income (Expense)

	Three months ended
	September 30,
(In millions)	2018	2017	Change
Other expense	$(0.4)	$(0.8)	$0.4

For the three months ended September 30, 2018 compared to the same period in the prior year, the change in other income expense was primarily driven by increase in gains on the disposition of assets and unrealized gains.  These were partially offset by an increase in interest expense related to the debt incurred to fund the acquisition of Counsyl.

Income Tax Expense

	Three months ended
	September 30,
(In millions)	2018	2017	Change
Income tax expense	$1.6	$4.5	$(2.9)
Effective tax rate	200.0%	5.4%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax expense for the three months ended September 30, 2018 is $1.6 million for an effective tax rate of 200.0%.  The decrease in the effective rate for the three months ended September 30, 2018 as compared to the same period in prior year is due to the release of uncertain tax liabilities, state income taxes, recording deferred tax liabilities on foreign branch temporary differences due to a change in tax status, acquisition transaction cost, and the differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

Liquidity and Capital Resources

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements, including contingent consideration and repayment of the outstanding Facility which matures on July 31, 2023, for the foreseeable future. There are no scheduled principal payments of the Facility prior to its maturity date; however, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.  Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our capital deployment strategy focuses on use of resources in three key areas: research and development, acquisitions and the repurchase of our common stock.  We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy and share repurchases based on business and market conditions.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	September 30,	June 30,
(In millions)	2018	2018	Change
Cash and cash equivalents	$93.3	$110.9	$(17.6)
Marketable investment securities	74.2	69.7	4.5
Long-term marketable investment securities	24.2	30.7	(6.5)
Cash, cash equivalents and marketable investment securities	$191.7	$211.3	$(19.6)

The decrease in cash and cash equivalents was primarily driven by $279.6 million cash paid for the acquisition of Counsyl, $40.0 million in repayments of the credit facility and $6.7 million reduction in net income excluding the change in the fair value of contingent consideration.  This was partially offset by $290.0 million in cash proceeds from our credit facility and $7.8 million in cash provided by operating activities.

The following table represents the condensed consolidated cash flow statement:

	Three months ended
	September 30,
(In millions)	2018	2017	Change
Cash flows from operating activities	$7.8	23.5	$(15.7)
Cash flows from investing activities	(279.0)	(15.2)	(263.8)
Cash flows from financing activities	252.1	(23.3)	275.4
Effect of foreign exchange rates on cash and cash equivalents	1.5	0.5	1.0
Net increase (decrease) in cash and cash equivalents	(17.6)	(14.5)	(3.1)
Cash and cash equivalents at the beginning of the year	110.9	102.4	8.5
Cash and cash equivalents at the end of the period	$93.3	$87.9	$5.4

Cash Flows from Operating Activities

The decrease in cash flows from operating activities for the three months ended September 30, 2018, compared to the same period in the prior year, was primarily due to a $7.2 million decrease in non-cash charges and $6.7 million decrease in net income excluding contingent consideration and a decrease of $1.8 million related to changes in assets and liabilities associated with operating activities.

Cash Flows from Investing Activities

For the three months ended September 30, 2018, compared to the same period in the prior year, the increase in cash used in investing activities was driven primarily by the $279.6 million acquisition of Counsyl.  This was partially offset by a $15.5 million increase in net proceeds from marketable investment securities.

Cash Flows from Financing Activities

For the three months ended September 30, 2018, compared to the same period in the prior year, the increase in cash flows from financing activities was driven primarily by the $290.0 million increase in net proceeds from the revolving credit facility.  These increases in cash flows were partially offset by $15.0 million in additional cash paid for repayment of the revolving credit facility.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200.0 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2018, we have $160.7 million remaining on our current share repurchase authorization. See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  During the first quarter of fiscal 2019, we adopted new accounting guidance related to revenue recognition and accounting for financial instruments, each of which is described above at “Recently Adopted Accounting Pronouncements.” There have been no other significant changes significant changes to our accounting policies took place during the period.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “potential,” “could,” “would,” “continue,” “likely,” “will,” “strategy, “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to transition from our existing product portfolio to our new tests; risks related to changes in the governmental or private insurers’ coverage and reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire, including but not limited to our acquisition of Counsyl, Assurex, Crescendo, Sividon and the Clinic; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements: the risk that we will be unable to pay, when due, amounts due under our creditor lending agreements; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual report on Form 10-K for the fiscal year ended June 30, 2018, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended September 30, 2018 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which is incorporated by reference herein.

Item 4.  Controls and Procedures

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

Changes in Internal Controls

As of September 30, 2018, we are in the process of remediating the material weakness over financial reporting related to insufficient controls to fully and timely take into account changes in the business environment and experience with ultimate collection from third-party payors in the determination of sales allowance amounts; however, the material weakness cannot be considered remediated until the deficient controls have been tested for effectiveness.

During the three months ended September 30, 2018, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective July 1, 2018. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purported Securities Class Action Claims

A.

On April 20, 2018, Matthew Kessman, individually and on behalf of all others similarly situated, filed a purported class action complaint in the United States District Court, District of Utah, No. 2:18-cv-0336-DAK-EJF, against us, our President and Chief Executive Officer, Mark C. Capone, our former President and Chief Executive Officer, Peter D. Meldrum, our Executive Vice President and Chief Financial Officer, R. Bryan Riggsbee, and our former Chief Financial Officer, James S. Evans (collectively the “Defendants”).  This action is premised upon allegations that the Defendants allegedly made false and misleading statements regarding our business, operational and compliance policies, specifically by allegedly failing to disclose that the Company was allegedly submitting false or otherwise improper claims for payment under Medicare and Medicaid for our hereditary cancer testing. The plaintiff seeks certification as the purported class representative and the payment of damages allegedly sustained by plaintiff and the purported class by reason of the allegations set forth in the complaint, plus interest, and legal and other costs and fees.

The District Court has designated Lead Plaintiffs for this matter, and on August 31, 2018, Lead Plaintiffs filed an Amended Class Action Complaint to seek recovery for compensable damages, as set forth in the amended complaint, caused by the Defendants’ alleged violations of the federal securities laws, and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  On October 30, 2018, we filed our Motion to Dismiss Amended Class Action Complaint requesting that the amended complaint be dismissed in its entirety, with prejudice, for failure to state a claim.  We intend to vigorously defend against this action.

B.

On August 24, 2018, Assurex Health, Inc. was served with an Amended Complaint which had been filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Civil Action No. 2018 L 004972, by Pipe Trades Services MN Welfare Plan (“Pipe Trades”), as a qui tam relator, on behalf of the State of Illinois, Pipe Trades, and all others similarly situated, purportedly arising from Assurex’s  alleged violations of the Illinois Insurance Claims Fraud Prevention Act and other causes of action.  Pipe Trades seeks certification of a putative class, certification as the purported class representative, and the payment of treble damages allegedly sustained by Pipe Trades and the purported class by reason of the allegations set forth in the amended complaint, plus statutory damages and penalties, plus interest, and legal and other costs and fees. The State of Illinois and Cook County, Illinois, have declined to intervene in the matter.  On October 22, 2018, Assurex filed its Motion to Dismiss Plaintiff’s Amended Complaint for Lack of Personal Jurisdiction requesting that the amended complaint be dismissed in its entirety, with prejudice, for lack of personal jurisdiction.  We intend to vigorously defend against this action.

Other than as set forth above, we are not a party to any legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

During the three months ended September 30, 2018 we acquired the following shares of common stock under our stock repurchase program:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
July 1, 2018 to July 31, 2018	—	$—	—	160.7
August 1, 2018 to August 31, 2018	—	$—	—	160.7
September 1, 2018 to September 31, 2018	—	$—	—	160.7
Total	—		—	160.7

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1	Form of Executive Retention Agreement, as amended+@
10.2	Form of Indemnification Agreement+@
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).
101

The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations (iii) the unaudited Consolidated Statement of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

MYRIAD GENETICS, INC.

Date: November 6, 2018	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: November 6, 2018	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)