Form 10-Q
period 2018-12-31
MYRIAD GENETICS INC
filed 2019-02-06
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 31, 2019, the registrant had 73,272,293 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	December 31,	June 30,
ASSETS	2018	2018(a)
Current assets:
Cash and cash equivalents	$90.6	$110.9
Marketable investment securities	74.8	69.7
Prepaid expenses	12.5	9.4
Inventory	33.3	34.3
Trade accounts receivable	116.6	99.5
Prepaid taxes	3.1	—
Other receivables	5.9	3.8
Total current assets	336.8	327.6
Property, plant and equipment, net	59.1	43.2
Long-term marketable investment securities	29.9	30.7
Intangibles, net	717.6	455.2
Goodwill	413.2	318.6
Total assets	$1,556.6	$1,175.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31.9	$26.0
Accrued liabilities	73.7	68.3
Short-term contingent consideration	5.3	5.3
Deferred revenue	2.4	2.6
Total current liabilities	113.3	102.2
Unrecognized tax benefits	24.9	24.9
Other long-term liabilities	6.6	6.3
Contingent consideration	10.4	9.2
Long-term debt	273.3	9.3
Long-term deferred taxes	64.0	57.3
Total liabilities	492.5	209.2
Commitments and contingencies
Stockholders’ equity:
Common stock, 73.2 and 70.6 shares outstanding at December 31, 2018 and June 30, 2018 respectively	0.7	0.7
Additional paid-in capital	1,045.6	915.4
Accumulated other comprehensive loss	(5.0)	(4.1)
Retained earnings	22.9	54.1
Total Myriad Genetics, Inc. stockholders’ equity	1,064.2	966.1
Non-Controlling Interest	(0.1)	—
Total stockholders' equity	1,064.1	966.1
Total liabilities and stockholders’ equity	$1,556.6	$1,175.3

See accompanying notes to condensed consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017(a)	2018	2017(a)
Molecular diagnostic testing	$203.0	$173.1	$392.0	$340.5
Pharmaceutical and clinical services	13.8	14.8	27.1	26.2
Total revenue	216.8	187.9	419.1	366.7
Costs and expenses:
Cost of molecular diagnostic testing	44.0	37.7	86.3	73.9
Cost of pharmaceutical and clinical services	8.1	6.7	15.5	13.5
Research and development expense	22.4	16.8	43.5	34.6
Change in the fair value of contingent consideration	1.0	13.0	1.4	(60.2)
Selling, general, and administrative expense	135.2	107.4	265.1	214.6
Total costs and expenses	210.7	181.6	411.8	276.4
Operating income	6.1	6.3	7.3	90.3
Other income (expense):
Interest income	0.9	0.4	1.6	0.8
Interest expense	(3.4)	(0.7)	(5.6)	(1.6)
Other	—	(0.4)	1.1	(0.7)
Total other expense:	(2.5)	(0.7)	(2.9)	(1.5)
Income before income tax	3.6	5.6	4.4	88.8
Income tax provision	1.0	(25.3)	2.6	(20.8)
Net income	$2.6	$30.9	$1.8	$109.6
Net loss attributable to non-controlling interest	—	—	(0.1)	(0.1)
Net income attributable to Myriad Genetics, Inc. stockholders	$2.6	$30.9	$1.9	$109.7
Earnings per share:
Basic	$0.04	$0.45	$0.03	$1.59
Diluted	$0.03	$0.43	$0.02	$1.54
Weighted average shares outstanding:
Basic	74.2	69.3	73.6	68.9
Diluted	76.5	71.9	76.9	71.2

See accompanying notes to condensed consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017(a)	2018	2017(a)
Net income attributable to Myriad Genetics, Inc. stockholders	$2.6	$30.9	$1.9	$109.7
Unrealized loss on available-for-sale securities, net of tax	(0.2)	(0.3)	$(0.4)	$(0.3)
Change in foreign currency translation adjustment, net of tax	0.9	0.1	1.3	3.4
Comprehensive income	3.3	30.7	2.8	112.8
Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to Myriad Genetics, Inc. shareholders	$3.3	$30.7	$2.8	$112.8

See accompanying notes to condensed consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In millions)

			Accumulated	Retained	Myriad
		Additional	other	earnings	Genetics, Inc.
	Common	paid-in	comprehensive	(accumulated	Stockholders’
	stock	capital	loss (a)	deficit) (a)	equity (a)
BALANCES AT JUNE 30, 2018	$0.7	$915.4	$(4.1)	$54.1	$966.1
Issuance of common stock under share-based compensation plans	—	1.9	—	—	1.9
Issuance of common stock for acquisition	—	127.4	—	—	127.4
Share-based payment expense	—	7.7	—	—	7.7
Net income (loss)	—	—	—	(0.7)	(0.7)
Other comprehensive income, net of tax	—	—	(0.2)	—	(0.2)
BALANCES AT SEPTEMBER 30, 2018	$0.7	$1,052.4	$(4.3)	$53.4	$1,102.2
Issuance of common stock under share-based compensation plans	—	2.6	—	—	2.6
Issuance of common stock for acquisition	—	—	—	—	—
Share-based payment expense	—	7.5	—	—	7.5
Repurchase and retirement of common stock	—	(16.9)	—	(33.1)	(50.0)
Net income	—	—	—	2.6	2.6
Other comprehensive income, net of tax	—	—	(0.7)	—	(0.7)
BALANCES AT DECEMBER 31, 2018	$0.7	$1,045.6	$(5.0)	$22.9	$1,064.2

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six months ended
	December 31,
	2018	2017(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income attributable to Myriad Genetics, Inc. stockholders	$1.9	109.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.3	26.3
Non-cash interest expense	(1.2)	0.1
Loss (gain) on disposition of assets	(0.9)	0.1
Share-based compensation expense	15.2	13.3
Deferred income taxes	2.3	(25.9)
Unrecognized tax benefits	(2.3)	8.2
Change in fair value of contingent consideration	(1.4)	(60.2)
Changes in assets and liabilities:
Prepaid expenses	0.8	2.9
Trade accounts receivable	(0.9)	(13.0)
Other receivables	(1.9)	1.4
Inventory	6.1	4.1
Prepaid taxes	(3.1)	(8.4)
Accounts payable	(0.3)	3.0
Accrued liabilities	(4.7)	(5.8)
Deferred revenue	(0.3)	0.7
Net cash provided by operating activities	45.6	56.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4.1)	(3.7)
Acquisitions, net of cash acquired	(278.5)	—
Purchases of marketable investment securities	(36.6)	(61.3)
Proceeds from maturities and sales of marketable investment securities	32.1	45.2
Net cash used in investing activities	(287.1)	(19.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	4.5	6.3
Net proceeds from revolving credit facility	340.0	—
Repayment of revolving credit facility	(75.0)	(56.0)
Repurchase and retirement of common stock	(50.0)	—
Proceeds from non-controlling interest	—	0.3
Net cash provided by (used in) financing activities	219.5	(49.4)
Effect of foreign exchange rates on cash and cash equivalents	1.7	(1.0)
Net decrease in cash and cash equivalents	(20.3)	(13.7)
Cash and cash equivalents at beginning of the period	110.9	102.4
Cash and cash equivalents at end of the period	$90.6	$88.7

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

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2018, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Operating results for the three and six months ended December 31, 2018 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method).

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

As a result of the new standard, the Company has changed its accounting policies for revenue recognition. The primary impact of the new standard was classifying bad debt expense of $8.0 and $16.0 for the three and six months ended December 31, 2017, respectively, as a reduction in revenue rather than as a selling, general and administrative expense.  The Company also increased its June 30, 2018 accounts receivable and retained earnings balances by $1.2 as a result of adopting the new standard.

Reclassifications

Adoption of new revenue recognition standard impacted the Company’s previously reported results as follows:

	Three months ended			Six months ended
	December 31, 2017			December 31, 2017
	As Previously Reported	ASC606 Adjustments	As Restated	As Previously Reported	ASC606 Adjustments	As Restated
Consolidated Statements of Operations:
Total Revenue	$192.7	$(4.8)	$187.9	$380.6	$(13.9)	$366.7
Selling, general and administrative expense	115.2	(7.8)	107.4	230.4	(15.8)	214.6
Income tax provision	(26.2)	0.9	(25.3)	(21.4)	0.6	(20.8)
Net Income attributable to Myriad Genetics, Inc. stockholders	28.8	2.1	30.9	108.4	1.3	109.7
Earnings per share:
Basic	$0.42	$0.03	$0.45	$1.57	$0.02	$1.59
Diluted	$0.40	$0.03	$0.43	$1.52	$0.02	$1.54
Consolidated Statements of Cash Flows:
Net Income attributable to Myriad Genetics, Inc. stockholders				108.4	1.3	$109.7
Trade Accounts Receivable				(32.5)	(19.5)	(13.0)

	June 30, 2018
	As Previously Reported	ASC606 Adjustments	As Restated
Consolidated Balance Sheet:
Trade accounts receivable	$98.3	$1.2	$99.5
Retained Earnings	52.9	1.2	54.1

In February 2016, the FASB issued Accounting Standards Update ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

In accordance with the Securities Act Release No. 33-10532 which now requires presenting changes in stockholders equity quarterly the Company has included its condensed consolidated statements of equity.

(2)	REVENUE

The following tables present detail regarding the composition of the Company’s total revenue by product and U.S. versus rest of world, “RoW”:

	Three months ended December 31,
	2018			2017
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$123.4	$3.3	$126.7	$119.6	$2.6	$122.2
GeneSight	24.0	—	24.0	31.7	—	31.7
Prenatal	31.2	—	31.2	—	—	—
VectraDA	11.8	—	11.8	11.1	—	11.1
Prolaris	6.1	—	6.1	4.2	—	4.2
EndoPredict	0.4	1.8	2.2	0.1	1.9	2.0
Other	0.7	0.3	1.0	1.7	0.2	1.9
Total molecular diagnostic revenue	197.6	5.4	203.0	168.4	4.7	173.1
Pharmaceutical and clinical service revenue	8.2	5.6	13.8	8.9	5.9	14.8
Total revenue	$205.8	$11.0	$216.8	$177.3	$10.6	$187.9

	Six months ended December 31,
	2018			2017
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$237.0	$6.1	$243.1	$234.2	$5.0	$239.2
GeneSight	53.2	—	53.2	60.5	—	60.5
Prenatal	49.3	—	49.3	—	—	—
VectraDA	24.8	—	24.8	25.1	—	25.1
Prolaris	12.3	—	12.3	8.1	—	8.1
EndoPredict	0.7	3.9	4.6	0.1	3.7	3.8
Other	4.4	0.3	4.7	3.5	0.3	3.8
Total molecular diagnostic revenue	381.7	10.3	392.0	331.5	9.0	340.5
Pharmaceutical and clinical service revenue	15.8	11.3	27.1	15.2	11.0	26.2
Total revenue	$397.5	$21.6	$419.1	$346.7	$20.0	$366.7

The Company performs its obligation under a contract with a customer by processing diagnostic tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets.  Occasionally customers make payments prior to the Company's performance of its contractual obligations.  When this occurs, the Company records a contract liability as deferred revenue.  A reconciliation of the beginning and ending balances of deferred revenue is shown in the table below:

	Six months ended
	December 31,
	2018	2017
Deferred revenue - beginning balance	$2.6	$2.6
Revenue recognized	(2.6)	(10.3)
Prepayments	2.4	11.1
Deferred revenue - Ending Balance	$2.4	$3.4

Myriad generates revenue by performing molecular diagnostic testing and pharmaceutical and clinical services. Revenue from the sale of molecular diagnostic tests and pharmaceutical and clinical services is recorded at the invoiced amount net of any discounts or contractual allowances. The Company has determined that the communication of test results or the completion of clinical and pharmaceutical services indicates transfer of control for revenue recognition purposes.

In accordance with ASU 2014-09, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, periodically the Company enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical and clinical services that may have terms longer than one year and include multiple performance obligations.  As of December 31, 2018, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $7.3, $2.9 of which the Company expects to recognize in fiscal 2019.

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

In addition, the Company considers all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. In determining the expected value under the new standard, the Company considers the probability of the variable consideration for each possible scenario. The Company also has significant experience with historical discount patterns and uses this experience to estimate transaction prices. In accordance with Accounting Standards Update No. 2016-02, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), the Company has elected to exclude from the measurement of transaction price, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for e.g. sales tax, value added tax etc.

During the three and six months ended December 31, 2018, the Company recognized $3.1 and $3.0 reduction respectively, in revenue for tests in which the performance obligation of delivering the tests results was met in prior periods.  The reductions were primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payers and patients that was unknown at the time the performance obligation was met and settlements with third party payers.

The Company has elected to apply the practical expedient related to costs to obtain or fulfill a contract since the amortization period for such costs will be one year or less. Accordingly, no costs incurred to obtain or fulfill a contract have been capitalized. The Company has also elected to apply the practical expedient for not adjusting revenue recognized for the effects of the time value of money. This practical expedient has been elected because the Company collects very little cash from customers under payment terms and vast majority of payments terms have a payback period of less than one year.

(3)	ACQUISITIONS

Acquisition of Counsyl, Inc.

On July 31, 2018, the Company completed the acquisition of Counsyl, Inc. (“Counsyl”), a leading provider of genetic testing and DNA analysis services, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 25, 2018.  Pursuant to the terms of the Merger Agreement, Myriad Merger Sub, Inc., a newly created wholly-owned subsidiary of the Company, was merged with and into Counsyl, with Counsyl continuing as the surviving corporation and a wholly-owned subsidiary of Myriad.  The Company believes the acquisition allows for greater entry into the high-growth reproductive testing market, with the ability to become a leader in women’s health genetic testing.

The Company acquired Counsyl for total consideration of $405.9, consisting of $278.5 in cash, financed in part by the Amendment to the Facility (see Note 8) and 2,994,251 shares of common stock issued, valued at $127.4.  The shares were issued and valued as of July 31, 2018 at a per share market closing price of $42.53.

Of the cash consideration, $5.0 was deposited into an escrow account to fund any post-closing adjustments payable to Myriad based upon differences between the estimated working capital and the actual working capital of Counsyl at closing.  The working capital was finalized during the second quarter as described below.

Consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The initial allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities assumed, as well as tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized.  During the quarter ended December 31, 2018, $1.1 of this escrow was returned to Myriad as a result of a working capital adjustment which reduced the total consideration and goodwill.  There was also a reduction in the intangible assets of $0.9 due to a change in the valuation of internally developed software, a $0.7 reduction to equipment due to updated valuations and a $0.3 decrease in the deferred tax liability, with all of these offset by a change to goodwill. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

Estimated Fair Value
Current assets	$42.5
Intangible assets	292.0
Equipment	18.2
Other assets	0.1
Goodwill	95.1
Current liabilities	(19.6)
Long term liabilities	(0.1)
Deferred tax liability	(7.0)
Total fair value purchase price	$421.2
Less: Cash acquired	(15.3)
Total consideration transferred	$405.9

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of developed screening processes, which had an estimated fair value of $292.0. The fair values of these developed screening processes and related useful lives were determined using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 12.5%, which is based on the estimated internal rate of return for the acquisition and represents the rate that market participants might use to value the intangible assets. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 12 years.

Goodwill

The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s expertise with Counsyl’s technology, customer insights, and ability to effectively integrate genetic screening into clinical practice with OBGYNs.  Changes in goodwill for the quarter ended December 31, 2018 are shown below:

Carrying
amount
Balance September 30, 2018	$94.9
Fair value adjustment to equipment	0.7
Intangible adjustment	0.9
Working capital adjustment	(1.1)
Change in deferred tax liability	(0.3)
Ending balance December 31, 2018	$95.1

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

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue	$216.8	$221.3	$429.3	$430.2
Income from operations	6.1	(7.3)	17.6	61.9
Net income	2.6	13.2	11.2	74.0
Net income per share, basic	$0.04	$0.18	$0.15	$1.03
Net income per share, diluted	$0.03	$0.18	$0.15	$1.00

To complete the purchase transaction, the Company incurred approximately $6.8 of acquisition costs, which are recorded as selling, general and administrative expenses in the period incurred. For the three and six months ended December 31, 2018, Counsyl contributed revenue of approximately $33.0 and $52.4.  For the three and six months ended December 31, 2018, operating expenses related to Counsyl were approximately $46.9 and $79.9 respectively.

(4)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities, all of which are debt securities, as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The Company’s cash equivalents consist of short-term, highly liquid investments that are readily convertible to known amounts of cash.  The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2018 and June 30, 2018 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At December 31, 2018:
Cash and cash equivalents:
Cash	$74.2	$—	$—	$74.2
Cash equivalents	16.4	—	—	$16.4
Total cash and cash equivalents	90.6	—	—	90.6
Available-for-sale:
Corporate bonds and notes	68.6	—	(0.2)	68.4
Municipal bonds	17.0	—	—	17.0
Federal agency issues	12.1	—	(0.1)	12.0
US government securities	7.3	—	—	7.3
Total	$195.6	$—	$(0.3)	$195.3

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2018:
Cash and cash equivalents:
Cash	$95.6	$—	$—	$95.6
Cash equivalents	15.3	—	—	15.3
Total cash and cash equivalents	110.9	—	—	110.9
Available-for-sale:
Corporate bonds and notes	50.8	—	(0.3)	50.5
Municipal bonds	29.3	—	(0.1)	29.2
Federal agency issues	12.6	—	(0.1)	12.5
US government securities	8.3	—	(0.1)	8.2
Total	$211.9	$—	$(0.6)	$211.3

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at December 31, 2018:

	Amortized	Estimated
	cost	fair value
Cash	$74.2	$74.2
Cash equivalents	16.4	16.4
Available-for-sale:
Due within one year	75.1	74.8
Due after one year through five years	29.9	29.9
Due after five years	—	—
Total	$195.6	$195.3

(5)	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	June 30,
	2018	2018
Land	$2.4	$2.4
Buildings and improvements	18.9	19.3
Leasehold improvements	30.1	23.0
Equipment	114.0	112.4
	165.4	157.1
Less accumulated depreciation	(106.3)	(113.9)
Property, plant and equipment, net	$59.1	$43.2

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Depreciation expense	$2.6	$3.8	$7.5	$7.7

(6)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $413.2 from the acquisitions of Counsyl that was completed on  July 31, 2018, Assurex that was completed on August 31, 2016, Sividon Diagnostics GmbH (“Sividon”) that was completed on May 31, 2016, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $347.5 relates to the Company’s diagnostic segment and $65.7 relates to the other segment.  The following summarizes changes to the goodwill balance for the six months ended December 31, 2018:

Carrying amount
Beginning balance July 1, 2018	$318.6
Acquisitions (see Note 3)	95.1
Translation adjustments	(0.5)
Ending balance December 31, 2018	$413.2

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At December 31, 2018:
Purchased licenses and technologies	$817.9	$(126.4)	$691.5
Customer relationships	4.6	(3.5)	1.1
Trademarks	3.0	(1.1)	1.9
Total amortized intangible assets	825.5	(131.0)	694.5
In-process research and development	23.1	—	23.1
Total unamortized intangible assets	23.1	—	23.1
Total intangible assets	$848.6	$(131.0)	$717.6

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2018:
Purchased licenses and technologies	$526.4	$(98.0)	$428.4
Customer relationships	4.6	(3.3)	1.3
Trademarks	3.0	(1.0)	2.0
Total amortized intangible assets	534.0	(102.3)	431.7
In-process research and development	23.5	—	23.5
Total unamortized intangible assets	23.5	—	23.5
Total intangible assets	$557.5	$(102.3)	$455.2

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Amortization of intangible assets	$15.4	$9.3	$28.8	$18.6

(7)	ACCRUED LIABILITIES

	December 31,	June 30,
	2018	2018
Employee compensation and benefits	$51.1	$49.5
Accrued taxes payable	4.9	4.3
Other	17.7	14.5
Total accrued liabilities	$73.7	$68.3

(8)	LONG-TERM DEBT

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

Pursuant to the Amended Facility, Myriad borrowed revolving loans in an aggregate principal amount of $300.0 with $1.8 in upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Amended Facility. The current balance of the net long-term debt is $273.3. There are no scheduled principal payments of the Amended Facility prior to its maturity date.

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

Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, complete mergers or consolidations, and/or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. The Company was in compliance with all financial covenants at December 31, 2018.

During the six months ended December 31, 2018, the Company made $75.0 in principal repayments.  The Company also borrowed an additional $50.0 to repurchase shares of the Company’s stock as part of an accelerated share repurchase agreement.

The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. Amounts outstanding under the Amended Facility and Facility were as follows:

	December 31,	June 30,
	2018	2018
Long-term debt	$275.3	$10.0
Long-term debt discount	(2.0)	(0.7)
Net long-term debt	$273.3	$9.3

(9)	OTHER LONG TERM LIABILITIES

	December 31,	June 30,
	2018	2018
Pension obligation	6.1	6.0
Other	0.5	0.3
Total other long term liabilities	$6.6	$6.3

The Company has two non-contributory defined benefit pension plans for certain Clinic employees. Participation in the plans excludes those employees hired after 2002. As of December 31, 2018 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $6.1.

(10)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at December 31, 2018.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 73.2 shares issued and outstanding at December 31, 2018.

Common shares issued and outstanding

	Six months ended	Year ended
	December 31,	June 30,
	2018	2018
Common stock issued and outstanding at July 1	70.6	68.4
Common stock issued upon exercise of options and employee stock plans	4.2	2.2
Repurchase and retirement of common stock	(1.6)	—
Common stock issued and outstanding at end of period	73.2	70.6

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Denominator:
Weighted-average shares outstanding used to compute basic EPS	74.2	69.3	73.6	68.9
Effect of dilutive shares	2.3	2.6	3.3	2.3
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	76.5	71.9	76.9	71.2

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Anti-dilutive options and RSU's excluded from EPS computation	1.1	0.2	0.6	0.5

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of December 31, 2018, the Company has $110.7 remaining on its current share repurchase authorization. During the six months ended December 31, 2018 the Company used $50.0 to repurchase shares of the Company’s stock as part of an accelerated share repurchase.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended December 31, 2018 and 2017 were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Shares purchased and retired	1.6	—	1.6	—
Common stock and additional paid-in-capital reductions	$16.9	$—	$16.9	$—
Charges to retained earnings	$33.1	$—	$33.1	$—

(11)	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act made broad and complex changes to the U.S. tax code that affect the Company, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (6) creating a new limitation on deductible interest expense; (7) revising the rules that limit the deductibility of compensation to certain highly compensated executives, and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period of one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with the Company’s initial analysis of the impact of the Tax Act and consistent with the requirement to record a provisional estimate when applicable, the Company recorded a discrete net income tax benefit during the quarter ended December 31, 2017 of approximately $32.6 ($0.45 earnings per share increase).  This provisional estimate primarily consists of a net benefit for the corporate rate reduction due to the revaluing of net deferred tax liabilities as a result of the reduction in the federal corporate tax rates. The Company’s net deferred tax liabilities represent temporary differences between the book bases of assets which are greater than their tax bases. Upon the reversal of those temporary differences, the future tax impact will be based on the lower federal corporate tax rate enacted by the Tax Act. The Company has now completed its accounting of the income tax effects of the Tax Act.  The full impact of the Tax Act is discussed more fully below.

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

As a result of changes made by the Tax Act, Section 162(m) will limit the deduction of compensation, including performance-based compensation, in excess of $1.0 paid to anyone who, for tax years beginning after January 1, 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding written contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1.0 fiscal year deduction limit if paid to a covered executive. The Company has concluded that there is not a material impact during the fiscal year ended June 30, 2018, as the law is effective for tax years beginning after January 1, 2018. The Company evaluated its binding contracts entered into prior to November 2, 2017, and has determined there is no material impact for adjustments related to deferred equity compensation currently carried as a deferred tax asset on the Company’s balance sheet.  Beginning fiscal year ending June 30, 2019, the Company estimates there will be a material impact due to compensation in excess of $1.0.  For the period ended December 31, 2018, the Company included the impact in the annual effective tax rate applied to the quarter.

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  The Company has concluded that there was not a material impact during the current or previous fiscal year due to the Transition Tax, as such, no Transition Tax has been recorded.

Other revisions to the taxation of foreign earnings became effective for the Company’s fiscal year ending on June 30, 2019. The Company specifically analyzed both the Global Intangible Low-taxed Income (G.I.L.T.I.) and Base Erosion Anti-Abuse Tax (B.E.A.T.) to determine what, if any, material impact there may be.  The Company has determined that both the additional provisions of the Tax Act had no effect on the Company’s fiscal year ended June 30, 2018, as the provisions did not apply, and no material effect on the Company’s fiscal year ending June 30, 2019 due to tax elections made by the Company to treat its foreign subsidiaries as disredarded entities.  All other foreign provisions were also deemed immaterial or not applicable to the fiscal years ended June 30, 2018 and June 30, 2019.

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates.  The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ended June 30, 2018.  Section 15 of the Internal Revenue Code Stipulates that the Company’s fiscal year ended June 30, 2018, had a blended corporate tax rate of 28%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. For the fiscal year ending June 30, 2019, the Company’s federal corporate tax rate is 21%.  Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

Income tax expense for the three months ended December 31, 2018 was $1.0, or approximately 27.8% of pre-tax income compared to $(25.3), or approximately 451.8% of pre-tax income, for the three months ended December 31, 2017.  Income tax expense for the three months ended December 31, 2018 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2019, adjusted by discrete items recognized during the period.  For the three months ended December 31, 2018, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of the release of uncertain tax liabilities, state income taxes, acquisition transaction costs, and differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.  The Company is currently under audit by the State of New Jersey for the fiscal years June 30, 2013 through 2017 and Germany for the fiscal years June 30, 2013 through 2015. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

(12)	SHARE-BASED COMPENSATION

On November 30, 2017, the Company’s shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors.  On November 29, 2018, the shareholders approved an amendment to the 2017 Plan to add 1.0 to the number of shares of common stock available to grant.  As of December 31, 2018, 1.4 shares of common stock were available for issuance.  In addition, as of December 31, 2018, the Company may grant additional shares of common stock under the 2017 Plan with respect to the 0.6 options outstanding under its 2003 Plan and 4.1 options and restricted stock units outstanding under its 2010 Plan, that expire or are cancelled without delivery of shares of common stock. At December 31, 2018, 0.4 shares of common stock were available for issuance under the 2017 Plan.  If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the RSU, shall again be available for issuance pursuant to the 2017 Plan.

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

Stock Options

A summary of the stock option activity under the Company’s plans for the six months ended December 31, 2018 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2018	6.3	$24.50
Options granted	—	$—
Less:
Options exercised	(0.7)	$24.17
Options canceled or expired	—	$—
Options outstanding at December 31, 2018	5.6	$24.54
Options exercisable at December 31, 2018	5.6	$24.54

As of December 31, 2018, there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the six months ended December 31, 2018 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2018	2.2	$31.12
RSUs granted	1.2	$47.00
Less:
RSUs vested	(0.8)	$32.51
RSUs canceled	(0.1)	$39.59
RSUs outstanding at December 31, 2018	2.5	$37.90

As of December 31, 2018, there was $63.3 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.5 years.  This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of December 31, 2018, approximately 0.6 shares of common stock have been issued under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Cost of molecular diagnostic testing	$0.2	$0.2	$0.3	$0.3
Cost of pharmaceutical and clinical services	0.0	—	0.1	0.1
Research and development expense	1.1	1.2	2.3	2.1
Selling, general, and administrative expense	6.2	5.5	12.5	10.8
Total share-based compensation expense	$7.5	$6.9	$15.2	$13.3

(13)	FAIR VALUE MEASUREMENTS

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

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.  For Level 3 contingent consideration, we reassess the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn-out liability.  This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business.  The contingent earn-out liabilities are classified as a component of long-term and short-term contingent consideration in the Company’s consolidated balance sheets. Changes to these estimated liabilities are reflected in change in the fair value of contingent consideration in the Company’s consolidated income statement. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.

The fair value of the Company’s long-term debt, which the Company considers a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $216.8 at December 31, 2018.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
December 31, 2018
Money market funds (a)	$16.4	$—	$—	$16.4
Corporate bonds and notes	—	68.4	—	68.4
Municipal bonds	—	17.0	—	17.0
Federal agency issues	—	12.0	—	12.0
US government securities	—	7.3	—	7.3
Contingent consideration	—	—	(15.7)	(15.7)
Total	$16.4	$104.7	$(15.7)	$105.4

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2018
Money market funds (a)	$12.5	$—	$—	$12.5
Corporate bonds and notes	2.8	50.5	—	53.3
Municipal bonds	—	29.2	—	29.2
Federal agency issues	—	12.4	—	12.4
US government securities	—	8.3	—	8.3
Contingent consideration	—	—	(14.5)	(14.5)
Total	$15.3	$100.4	$(14.5)	$101.2

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2018	$14.5
Change in fair value recognized in the income statement	1.4
Translation adjustments recognized in other comprehensive income	(0.2)
Ending balance December 31, 2018	$15.7

(14)	COMMITMENTS AND CONTINGENCIES

In February 2018, the Company received a Subpoena from the Department of Health and Human Services, Office of Inspector General, in connection with an investigation into possible false or otherwise improper claims submitted for payment under Medicare and Medicaid. The Subpoena requested that the Company produce documents relating primarily to its billing to government-funded healthcare programs for the Company’s hereditary cancer testing. The time period covered by the Subpoena is January 1, 2014 through the date of issuance of the Subpoena. The Company is cooperating with the Government’s request and are in the process of responding to the Subpoena. The Company is unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation. No claims have been made against the Company.

In addition, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of December 31, 2018, the management of the Company believes any reasonably possible liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Deferred savings plan contributions	$1.7	$1.6	$3.7	$3.5

(16)	SEGMENT AND RELATED INFORMATION

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended December 31, 2018
Revenues	$203.0	$13.8	$216.8
Depreciation and amortization	16.7	1.3	18.0
Segment operating income (loss)	28.4	(22.3)	6.1
Three months ended December 31, 2017
Revenues	$173.1	$14.8	$187.9
Depreciation and amortization	11.7	1.4	13.1
Segment operating income	36.5	(30.2)	6.3
Six months ended December 31, 2018
Revenues	$392.0	$27.1	$419.1
Depreciation and amortization	33.7	2.6	36.3
Segment operating income	56.0	(48.7)	7.3
Six months ended December 31, 2017
Revenues	$340.5	$26.2	$366.7
Depreciation and amortization	23.5	2.8	26.3
Segment operating income (loss)	67.0	23.3	90.3

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Total operating income for reportable segments	$6.1	$6.3	$7.3	$90.3
Unallocated amounts:
Interest income	0.9	0.4	1.6	0.8
Interest expense	(3.4)	(0.7)	(5.6)	(1.6)
Other	0.0	(0.4)	1.1	(0.7)
Income from operations before income taxes	3.6	5.6	4.4	88.8
Income tax provision	1.0	(25.3)	2.6	(20.8)
Net income (loss)	2.6	30.9	1.8	109.6
Net loss attributable to non-controlling interest	—	—	(0.1)	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$2.6	$30.9	$1.9	$109.7

(17)	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended
	December 31,
	2018	2017
Cash paid during the period for income taxes	$5.3	$5.5
Cash paid for interest	$4.4	$1.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs that will provide better patient outcomes and reduce waste in the healthcare system. During the three months ended December 31, 2018, we reported total revenues of $216.8 million and net income of $2.6 million that included income tax expense of $1.0 million resulting in $0.03 diluted earnings per share.  During the six months ended December 31, 2018, we reported total revenues of $419.1 million and net income of $1.9 million that included income tax expense of $2.6 million resulting in $0.02 diluted earnings per share.

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

Business Highlights

On July 31, 2018, we completed the acquisition of Counsyl, Inc., a leading provider of genetic testing and DNA analysis services pursuant to the Agreement and Plan of Merger, dated May 25, 2018.  Pursuant to the terms of the Merger Agreement, Myriad Merger Sub, Inc., a newly-created wholly-owned subsidiary of the Company, was merged with and into Counsyl, with Counsyl continuing as the surviving corporation and a wholly-owned subsidiary of Myriad. On August 30, 2018, we changed the corporate name of Counsyl to Myriad Women’s Health, Inc. We believe the acquisition allows for greater entry into the high-growth reproductive testing market, with the ability to become a leader in women’s health genetic testing.

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

During the quarter ended December 31, 2018, the results of the GeneSight GUIDED study, the largest pharmacogenomics study ever in depression, was accepted for publication in the Journal of Psychiatric Research. The key finding of the study was that patients were 50 percent more likely to achieve remission and 30 percent more likely to respond to treatment when their medication selection was guided by the GeneSight Psychotropic genetic test. Also during this period, Myriad received FDA approval for BRACAnalysis CDx for use in conjunction with AstraZeneca’s PARP inhibitor Lynparza for maintenance in first-line ovarian cancer. At the 2018 San Antonio Breast Cancer Symposium, the Company presented development and validation of a proprietary polygenic risk score for breast cancer in almost 14,000 US women of Hispanic ancestry. Furthermore, the Company published a large clinical utility study for ForeSight™ in Genetics in Medicine. The study found that the ForeSight test led to significant changes in pregnancy management with 77 percent of at risk couples taking steps to avoid having an affected offspring such as prenatal diagnostic testing and in-vitro fertilization. Finally, at the San Antonio Breast Cancer Symposium, the Company presented three new studies on its EndoPredict test. The first study evaluated the benefit of chemotherapy on 10-year distant recurrence in women with estrogen receptor positive, HER2 negative breast cancer. The study found that women with a high EndoPredict score who received chemotherapy saw a statistically significant benefit with lower rates of 10-year distant recurrence compared to high-risk women who did not receive chemotherapy. The second study evaluated the distant recurrence rates in 1,702 women who received five years of endocrine therapy alone and were followed for 15 years. This study showed a four-fold risk of recurrence in the 5 to 15 year timeframe for women with a high EndoPredict score and demonstrates EndoPredict can identify women who will benefit from extended endocrine therapy. The third study was designed to corroborate the ability of EndoPredict to predict chemotherapy benefit. In a 3-year interim evaluation of the data, high risk patients who received chemotherapy had a disease free recurrence rate of 96.3 percent compared to 91.5 percent in the high risk patients who did not receive chemotherapy (p=0.06).

Results of Operations for the Three Months Ended December 31, 2018 and 2017

Revenue

	Three months ended
	December 31,
(In millions)	2018	2017	Change
Revenue	$216.8	$187.9	$28.9

The increase in revenue is primarily due to the inclusion of $31.2 million in Prenatal revenue due to the acquisition of Counsyl, $4.5 million increase in Hereditary Cancer revenue due to increased volumes and $1.9 million increase in Prolaris revenue due to increased volumes and reimbursement.  These increases were partially offset by decreases of $7.7 million in GeneSight revenue due to reduced reimbursement and cash collections lower than anticipated in previous quarters in addition to a change in Medicare documentation requirements, $1.0 million reduction in Pharmaceutical and Clinical Services revenue due to reduced volumes and $0.9 million reduction in Other revenue due to reduced volumes.

The following table presents additional detail regarding the composition of our total revenue for the three months ended December 31, 2018 and 2017:

	Three months ended
	December 31,		$	% of Total Revenue
(In millions)	2018	2017	Change	2018	2017
Molecular diagnostic revenues:
Hereditary Cancer Testing	$126.7	$122.2	$4.5	59%	65%
GeneSight	24.0	31.7	(7.7)	11%	17%
Prenatal	31.2	—	31.2	14%	0%
VectraDA	11.8	11.1	0.7	6%	6%
Prolaris	6.1	4.2	1.9	3%	2%
EndoPredict	2.2	2.0	0.2	1%	1%
Other	1.0	1.9	(0.9)	0%	1%
Total molecular diagnostic revenue	203.0	173.1	29.9
Pharmaceutical and clinical service revenue	13.8	14.8	(1.0)	6%	8%
Total revenue	$216.8	$187.9	$28.9	100%	100%

Cost of Sales

	Three months ended
	December 31,
(In millions)	2018	2017	Change
Cost of sales	$52.1	$44.4	$7.7
Cost of sales as a % of sales	24.0%	23.6%

Cost of sales as a percentage of revenue increased slightly from 23.6% to 24.0% during the three months ended December 31, 2018 compared to the same period in the prior year.  The increase was primarily driven by lower gross margins associated with the Counsyl business and reduction of reimbursement related to Hereditary Cancer and GeneSight.  These were partially offset by the implementation of efficiency programs in our DNA, RNA, and protein based laboratories.

Research and Development Expenses

	Three months ended
	December 31,
(In millions)	2018	2017	Change
R&D expense	$22.4	$16.8	$5.6
R&D expense as a % of sales	10.3%	8.9%

Research and development expense for the three months ended December 31, 2018 increased compared to the same period in the prior year primarily driven by $5.7 million in costs related to the inclusion of Counsyl and $0.6 million in costs related to the acquisition and integration of Counsyl.  This increase was partially offset by reduction in costs related to internal development of existing products.

Change in the Fair Value of Contingent Consideration

	Three months ended
	December 31,
(In millions)	2018	2017	Change
Change in the fair value of contingent consideration	$1.0	$13.0	$(12.0)
Change in the fair value of contingent consideration as a % of sales	0.5%	6.9%

The fair value of contingent consideration for the three months ended December 31, 2018 decreased compared to the same period in the prior year due to $0.4 million increase in the fair value of contingent consideration related to the Sividon offset by a reduction of $12.4 million of contingent considerations related to Assurex compared to the prior year.

Selling, General and Administrative Expenses

	Three months ended
	December 31,
(In millions)	2018	2017	Change
SG&A expense	$135.2	$107.4	$27.8
SG&A expense as a % of sales	62.4%	57.2%

Selling, general and administrative expense increased for the three months ended December 31, 2018 compared to the same period in the prior year primarily due to $15.1 million in costs related to the inclusion of Counsyl, $6.1 million of Counsyl amortization and an additional $3.3 million in costs related to the acquisition and integration of Counsyl.

Other Income (Expense)

	Three months ended
	December 31,
(In millions)	2018	2017	Change
Other expense	$(2.5)	$(0.7)	$(1.8)

For the three months ended December 31, 2018 compared to the same period in the prior year, the change in other income expense was primarily driven by an increase in interest expense related to the debt incurred to fund the acquisition of Counsyl. This was partially offset by increased interest income and unrealized gains.

Income Tax Expense

	Three months ended
	December 31,
(In millions)	2018	2017	Change
Income tax expense	$1.0	$(25.3)	$26.3
Effective tax rate	27.8%	451.8%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax expense for the three months ended December 31, 2018 is $1.0 million for an effective tax rate of 27.8%.  The decrease in the effective rate for the three months ended December 31, 2018  as compared to the same period in prior year is due to the release of uncertain tax liabilities, state income taxes, acquisition transaction costs, and the differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

Results of Operations for the six months ended December 31, 2018 and 2017

Revenue

	Six months ended
	December 31,
(In millions)	2018	2017	Change
Revenue	$419.1	$366.7	$52.4

The increase in revenue is primarily due to the inclusion of $49.3 million in Prenatal revenue due to the acquisition of Counsyl, $4.2 million in Prolaris revenue due to increased volumes and reimbursement and $3.9 million increase in Hereditary Cancer revenue due to increased volumes.  These increases were partially offset by a $7.3 million reduction in GeneSight due to reduced reimbursement and cash collections lower than anticipated from tests performed in previous periods.

The following table presents additional detail regarding the composition of our total revenue for the six months ended December 31, 2018 and 2017:

	Six months ended
	December 31,		$	% of Total Revenue
(In millions)	2018	2017	Change	2018	2017
Molecular diagnostic revenues:
Hereditary Cancer Testing	$243.1	$239.2	$3.9	58%	65%
GeneSight	53.2	60.5	(7.3)	13%	17%
Prenatal	49.3	0.0	49.3	12%	0%
VectraDA	24.8	25.1	(0.3)	6%	7%
Prolaris	12.3	8.1	4.2	3%	2%
EndoPredict	4.6	3.8	0.8	1%	1%
Other	4.7	3.8	0.9	1%	1%
Total molecular diagnostic revenue	392.0	340.5	51.5
Pharmaceutical and clinical service revenue	27.1	26.2	0.9	6%	7%
Total revenue	$419.1	$366.7	$52.4	100%	100%

Cost of Sales

	Six months ended
	December 31,
(In millions)	2018	2017	Change
Cost of sales	$101.8	$87.4	$14.4
Cost of sales as a % of sales	24.3%	23.8%

Cost of sales as a percentage of revenue increased slightly from 23.8% to 24.3% during the six months ended December 31, 2018  compared to the same period in the prior year.  The increase was primarily driven by lower gross margins associated with the Counsyl business, partially offset by the implementation of efficiency programs in our DNA, RNA, and protein based laboratories.

Research and Development Expenses

	Six months ended
	December 31,
(In millions)	2018	2017	Change
R&D expense	$43.5	$34.6	$8.9
R&D expense as a % of sales	10.4%	9.4%

Research and development expense for the six months ended December 31, 2018 increased compared to the same period in the prior year primarily driven by $9.6 million in costs related to the inclusion of Counsyl and $0.7 million in costs related to the acquisition and integration of Counsyl.  This increase was partially offset by reduction in costs related to internal development of existing products.

Change in the Fair Value of Contingent Consideration

	Six months ended
	December 31,
(In millions)	2018	2017	Change
Change in the fair value of contingent consideration	$1.4	$(60.2)	$61.6
Change in the fair value of contingent consideration as a % of sales	0.3%	(16.4)%

The fair value of contingent consideration for the six months ended December 31, 2018 increased compared to the same period in the prior year due to a $60.9 million reduction in Assurex contingent consideration mainly due to a one-time benefit received in the prior year resulting from not having to pay the clinical trial milestone associated with the guided study as well as a $0.7 million increase related to the Sividon acquisition.

Selling, General and Administrative Expenses

	Six months ended
	December 31,
(In millions)	2018	2017	Change
SG&A expense	$265.1	$214.6	$50.5
SG&A expense as a % of sales	63.3%	58.5%

Selling, general and administrative expense increased for the six months ended December 31, 2018 compared to the same period in the prior year primarily due to $30.4 million in costs related to the inclusion of Counsyl, $10.1 million of Counsyl amortization and $12.8 million in costs related to the acquisition and integration of Counsyl.  These increases were partially offset by savings related to our Elevate 2020 initiative, which is our company-wide efficiency program.

Other Income (Expense)

	Six months ended
	December 31,
(In millions)	2018	2017	Change
Other income (expense)	$(2.9)	$(1.5)	$(1.4)

For the three months ended December 31, 2018 compared to the same period in the prior year, the change in other income expense was primarily driven by an increase in interest expense related to the debt incurred to fund the acquisition of Counsyl.  This was partially offset by an increase in gain on the disposition of assets, increased interest income and increased unrealized gains.

Income Tax Expense

	Six months ended
	December 31,
(In millions)	2018	2017	Change
Income tax expense (benefit)	$2.6	$(20.8)	$23.4
Effective tax rate	59.1%	(23.4)%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax expense for the six months ended December 31, 2018 is $2.6 million for an effective tax rate of 59.1%.  The decrease in the effective rate for the six months ended December 31, 2018 as compared to the same period in prior year is due to the release of uncertain tax liabilities, state income taxes, recording deferred tax liabilities on foreign branch temporary differences due to a change in tax status, acquisition transaction costs, and the differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

Liquidity and Capital Resources

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements, including contingent consideration and repayment of the outstanding Facility, which matures on July 31, 2023, for the foreseeable future. There are no scheduled principal payments of the Facility prior to its maturity date; however, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.  Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our capital deployment strategy focuses on use of resources in three key areas: research and development, acquisitions and the repurchase of our common stock.  We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy and share repurchases based on business and market conditions.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	December 31,	June 30,
(In millions)	2018	2018	Change
Cash and cash equivalents	$90.6	$110.9	$(20.3)
Marketable investment securities	74.8	69.7	5.1
Long-term marketable investment securities	29.9	30.7	(0.8)
Cash, cash equivalents and marketable investment securities	$195.3	$211.3	$(16.0)

The decrease in cash and cash equivalents was primarily driven by $278.5 million cash paid for the acquisition of Counsyl, $75.0 million in repayments of the credit facility and the $50.0 million spent on share repurchase.  This was partially offset by $340.0 million in cash proceeds from our credit facility and $45.6 million in cash provided by operating activities.

The following table represents the condensed consolidated cash flow statement:

	Six months ended
	December 31,
(In millions)	2018	2017	Change
Cash flows from operating activities	$45.6	56.5	$(10.9)
Cash flows from investing activities	(287.1)	(19.8)	(267.3)
Cash flows from financing activities	219.5	(49.4)	268.9
Effect of foreign exchange rates on cash and cash equivalents	1.7	(1.0)	2.7
Net decrease in cash and cash equivalents	(20.3)	(13.7)	(6.6)
Cash and cash equivalents at the beginning of the year	110.9	102.4	8.5
Cash and cash equivalents at the end of the period	$90.6	$88.7	$1.9

Cash Flows from Operating Activities

The decrease in cash flows from operating activities for the six months ended December 31, 2018, compared to the same period in the prior year, was primarily due to a $49.1 million decrease in net income excluding contingent consideration.  This was partially offset by a $28.2 million increase in non-cash charges and $10.0 million related to changes in assets and liabilities associated with operating activities.

Cash Flows from Investing Activities

For the six months ended December 31, 2018, compared to the same period in the prior year, the increase in cash used in investing activities was driven primarily by the $278.5 million acquisition of Counsyl.  This was partially offset by a $11.6 million increase in net proceeds from marketable investment securities.

Cash Flows from Financing Activities

For the six months ended December 31, 2018, compared to the same period in the prior year, the increase in cash flows from financing activities was driven primarily by the $340.0 million increase in net proceeds from the revolving credit facility.  This increase in cash flow was partially offset by $50.0 million used for the repurchase and retirement of stock and $19.0 million in additional cash paid for repayment of the revolving credit facility.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200.0 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  During the second fiscal quarter of 2019, the Company repurchased $50.0 million of its outstanding common stock as part of an accelerated share repurchase agreement.  As of December 31, 2018, we have $110.7 million remaining on our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  During the first quarter of fiscal 2019, we adopted new accounting guidance related to revenue recognition and accounting for financial instruments, each of which is described above at “Recently Adopted Accounting Pronouncements.” There have been no other recent significant changes to our accounting policies.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended December 31, 2018 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which is incorporated by reference herein.

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

Changes in Internal Controls

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018 a material weakness over financial reporting related to insufficient controls to fully and timely take into account changes in the business environment and experience with ultimate collection from third-party payors in the determination of sales allowance amounts.

During the six months ended December 31, 2018, we implemented changes to our processes and controls in response to the adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective July 1, 2018. As a result, the material weakness has been sufficiently remediated.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The District Court has designated Lead Plaintiffs for this matter, and on August 31, 2018, Lead Plaintiffs filed an Amended Class Action Complaint to seek recovery for compensable damages, as set forth in the amended complaint, caused by the Defendants’ alleged violations of the federal securities laws, and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  On October 30, 2018, we filed our Motion to Dismiss Amended Class Action Complaint requesting that the amended complaint be dismissed in its entirety, with prejudice, for failure to state a claim.  We intend to continue vigorously defending against this action.

B.

On August 24, 2018, Assurex Health, Inc. was served with an Amended Complaint which had been filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Civil Action No. 2018 L 004972, by Pipe Trades Services MN Welfare Plan (“Pipe Trades”), as a qui tam relator, on behalf of the State of Illinois, Pipe Trades, and all others similarly situated, purportedly arising from Assurex’s  alleged violations of the Illinois Insurance Claims Fraud Prevention Act and other causes of action.  Pipe Trades seeks certification of a putative class, certification as the purported class representative, and the payment of treble damages allegedly sustained by Pipe Trades and the purported class by reason of the allegations set forth in the amended complaint, plus statutory damages and penalties, plus interest, and legal and other costs and fees. The State of Illinois and Cook County, Illinois, have declined to intervene in the matter.  On October 22, 2018, Assurex filed its Motion to Dismiss Plaintiff’s Amended Complaint for Lack of Personal Jurisdiction requesting that the amended complaint be dismissed in its entirety, with prejudice, for lack of personal jurisdiction.  We intend to continue vigorously defending against this action.

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

During the three months ended December 31, 2018, we acquired the following shares of common stock under our stock repurchase program:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
October 1, 2018 to October 31, 2018	—	$—	—	160.7
November 1, 2018 to November 30, 2018	1.3	$31.20	1.3	121.0
December 1, 2018 to December 31, 2018	0.3	$31.20	0.3	110.7
Total	1.6	$31.20	1.6	110.7

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
101

The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations (iii) the unaudited Consolidated Statement of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: February 5, 2019	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: February 5, 2019	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)