Form 10-Q
period 2019-03-31
MYRIAD GENETICS INC
filed 2019-05-08
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Public Common Stock, $0.01 par value	MYGN	Nasdaq Global Select Market

As of May 1, 2019, the registrant had 73,373,443 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	March 31,	June 30,
ASSETS	2019	2018(a)
Current assets:
Cash and cash equivalents	$84.9	$110.9
Marketable investment securities	64.8	69.7
Prepaid expenses	11.3	9.4
Inventory	31.9	34.3
Trade accounts receivable	142.6	99.5
Prepaid taxes	3.0	—
Other receivables	4.4	3.8
Total current assets	342.9	327.6
Property, plant and equipment, net	58.7	43.2
Long-term marketable investment securities	40.3	30.7
Intangibles, net	699.5	455.2
Goodwill	415.9	318.6
Total assets	$1,557.3	$1,175.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24.1	$26.0
Accrued liabilities	78.8	68.3
Short-term contingent consideration	3.7	5.3
Deferred revenue	2.3	2.6
Total current liabilities	108.9	102.2
Unrecognized tax benefits	19.9	24.9
Other long-term liabilities	7.3	6.3
Contingent consideration	10.3	9.2
Long-term debt	263.4	9.3
Long-term deferred taxes	65.8	57.3
Total liabilities	475.6	209.2
Commitments and contingencies
Stockholders’ equity:
Common stock, 73.4 and 70.6 shares outstanding at March 31, 2019 and June 30, 2018 respectively	0.7	0.7
Additional paid-in capital	1,057.0	915.4
Accumulated other comprehensive loss	(5.7)	(4.1)
Retained earnings	29.8	54.1
Total Myriad Genetics, Inc. stockholders’ equity	1,081.8	966.1
Non-Controlling Interest	(0.1)	—
Total stockholders' equity	1,081.7	966.1
Total liabilities and stockholders’ equity	$1,557.3	$1,175.3

See accompanying notes to condensed consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018(a)	2019	2018(a)
Molecular diagnostic testing	$200.5	$169.3	$592.5	$509.7
Pharmaceutical and clinical services	16.1	13.8	43.2	40.1
Total revenue	216.6	183.1	635.7	549.8
Costs and expenses:
Cost of molecular diagnostic testing	40.3	36.8	126.6	110.7
Cost of pharmaceutical and clinical services	8.3	7.3	23.8	20.7
Research and development expense	21.5	18.5	65.0	53.1
Change in the fair value of contingent consideration	—	(1.2)	1.4	(61.3)
Selling, general, and administrative expense	140.6	107.9	405.7	322.3
Total costs and expenses	210.7	169.3	622.5	445.5
Operating income	5.9	13.8	13.2	104.3
Other income (expense):
Interest income	0.7	0.5	2.3	1.2
Interest expense	(3.2)	(0.5)	(8.8)	(2.2)
Other	(0.1)	(0.5)	1.0	(1.3)
Total other expense:	(2.6)	(0.5)	(5.5)	(2.3)
Income before income tax	3.3	13.3	7.7	102.0
Income tax provision	(3.6)	4.3	(1.0)	(16.7)
Net income	$6.9	$9.0	$8.7	$118.7
Net loss attributable to non-controlling interest	—	(0.1)	(0.1)	(0.2)
Net income attributable to Myriad Genetics, Inc. stockholders	$6.9	$9.1	$8.8	$118.9
Earnings per share:
Basic	$0.09	$0.13	$0.12	$1.72
Diluted	$0.09	$0.13	$0.12	$1.66
Weighted average shares outstanding:
Basic	73.3	69.8	73.5	69.2
Diluted	74.9	72.4	76.4	71.7

See accompanying notes to condensed consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018(a)	2019	2018(a)
Net income attributable to Myriad Genetics, Inc. stockholders	$6.9	$9.1	$8.8	$118.9
Unrealized gain (loss) on available-for-sale securities, net of tax	0.3	(0.2)	$0.7	$(0.5)
Change in foreign currency translation adjustment, net of tax	(1.0)	4.4	$(2.3)	7.8
Comprehensive income	6.2	13.3	7.2	126.2
Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to Myriad Genetics, Inc. shareholders	$6.2	$13.3	$7.2	$126.2

See accompanying notes to condensed consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

			Accumulated	Retained	Myriad
		Additional	other	earnings	Genetics, Inc.	Non-	Total
	Common	paid-in	comprehensive	(accumulated	Stockholders’	Controlling	Stockholders’
	stock	capital	loss (a)	deficit) (a)	equity (a)	Interest	equity (a)
BALANCES AT JUNE 30, 2018	$0.7	$915.4	$(4.1)	$54.1	$966.1	$—	$966.1
Issuance of common stock under share-based compensation plans	—	1.9	—	—	1.9	—	1.9
Issuance of common stock for acquisition	—	127.4	—	—	127.4	—	127.4
Share-based payment expense	—	7.7	—	—	7.7	—	7.7
Net income (loss)	—	—	—	(0.7)	(0.7)	—	(0.7)
Other comprehensive income, net of tax	—	—	(0.2)	—	(0.2)	—	(0.2)
BALANCES AT SEPTEMBER 30, 2018	$0.7	$1,052.4	$(4.3)	$53.4	$1,102.2	$-	$1,102.2
Issuance of common stock under share-based compensation plans	—	2.6	—	—	2.6	—	2.6
Share-based payment expense	—	7.5	—	—	7.5	—	7.5
Repurchase and retirement of common stock	—	(16.9)	—	(33.1)	(50.0)	—	(50.0)
Non-controlling interest	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	2.6	2.6	—	2.6
Other comprehensive income, net of tax	—	—	(0.7)	—	(0.7)	—	(0.7)
BALANCES AT DECEMBER 31, 2018	$0.7	$1,045.6	$(5.0)	$22.9	$1,064.2	$(0.1)	$1,064.1
Issuance of common stock under share-based compensation plans	—	1.9	—	—	1.9	—	1.9
Share-based payment expense	—	9.5	—	—	9.5	—	9.5
Net income	—	—	—	6.9	6.9	—	6.9
Other comprehensive income, net of tax	—	—	(0.7)	—	(0.7)	—	(0.7)
BALANCES AT MARCH 31, 2019	$0.7	$1,057.0	$(5.7)	$29.8	$1,081.8	$(0.1)	$1,081.7

See accompanying notes to consolidated financial statements.

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) - Continued

(In millions)

			Accumulated	Retained	Myriad
		Additional	other	earnings	Genetics, Inc.	Non-	Total
	Common	paid-in	comprehensive	(accumulated	Stockholders’	Controlling	Stockholders’
	stock	capital	loss (a)	deficit) (a)	equity (a)	Interest	equity (a)
BALANCES AT JUNE 30, 2017	$0.7	$851.4	$(5.5)	$(78.2)	$768.4	$(0.4)	$768.0
Issuance of common stock under share-based compensation plans	—	1.7	—	—	1.7	—	1.7
Non-controlling interest	—	—	—	—	—	0.1	0.1
Share-based payment expense	—	6.4	—	—	6.4	—	6.4
Net income (loss)	—	—	—	78.9	78.9	—	78.9
Other comprehensive income, net of tax	—	—	3.3	—	3.3	—	3.3
BALANCES AT SEPTEMBER 30, 2017	$0.7	$859.5	$(2.2)	$0.7	$858.7	$(0.3)	$858.4
Issuance of common stock under share-based compensation plans	—	4.6	—	—	4.6	—	4.6
Share-based payment expense	—	6.9	—	—	6.9	—	6.9
Non-controlling interest	—	—	—	—	—	0.3	0.3
Net income	—	—	—	30.9	30.9	—	30.9
Other comprehensive income, net of tax	—	—	(0.2)	—	(0.2)	—	(0.2)
BALANCES AT DECEMBER 31, 2017	$0.7	$871.0	$(2.4)	$31.6	$900.9	$—	$900.9
Issuance of common stock under share-based compensation plans	—	11.9	—	—	11.9	—	11.9
Share-based payment expense	—	6.6	—	—	6.6	—	6.6
Non-controlling interest	—	—	—	—	—	0.1	0.1
Net income	—	—	—	9.1	9.1	—	9.1
Other comprehensive income, net of tax	—	—	4.2	—	4.2	—	4.2
BALANCES AT MARCH 31, 2018	$0.7	$889.5	$1.8	$40.7	$932.7	$0.1	$932.8

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

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine months ended
	March 31,
	2019	2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income attributable to Myriad Genetics, Inc. stockholders	$8.8	118.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.6	39.3
Non-cash interest expense	0.3	0.1
Loss (gain) on disposition of assets	(0.9)	0.1
Share-based compensation expense	24.7	20.0
Deferred income taxes	3.0	(24.9)
Unrecognized tax benefits	(7.3)	2.7
Change in fair value of contingent consideration	(1.4)	(61.3)
Payment of contingent consideration	(1.5)	(20.8)
Changes in assets and liabilities:
Prepaid expenses	2.0	2.7
Trade accounts receivable	(27.0)	(14.4)
Other receivables	(0.4)	4.1
Inventory	7.4	8.9
Prepaid taxes	(3.0)	(2.7)
Accounts payable	(8.1)	(2.0)
Accrued liabilities	1.4	(2.6)
Deferred revenue	(0.4)	(0.1)
Net cash provided by operating activities	52.2	68.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7.2)	(6.6)
Acquisitions, net of cash acquired	(278.5)	—
Purchases of marketable investment securities	(57.0)	(79.4)
Proceeds from maturities and sales of marketable investment securities	51.8	65.5
Net cash used in investing activities	(290.9)	(20.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	6.5	18.2
Net proceeds from revolving credit facility	340.0	53.0
Repayment of revolving credit facility	(85.0)	(83.0)
Fees associated with refinancing of revolving credit facility	(1.4)	—
Payment of contingent consideration recorded in purchase accounting	—	(42.4)
Repurchase and retirement of common stock	(50.0)	—
Proceeds from non-controlling interest	—	0.5
Net cash provided by (used in) financing activities	210.1	(53.7)
Effect of foreign exchange rates on cash and cash equivalents	2.6	1.2
Net decrease in cash and cash equivalents	(26.0)	(5.0)
Cash and cash equivalents at beginning of the period	110.9	102.4
Cash and cash equivalents at end of the period	$84.9	$97.4

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

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2018, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Operating results for the three and nine months ended March 31, 2019 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

As a result of the new standard, the Company has changed its accounting policies for revenue recognition. The primary impact of the new standard was classifying bad debt expense of $7.2 and $23.2 for the three and nine months ended March 31, 2018, respectively, as a reduction in revenue rather than as a selling, general and administrative expense.  The Company also increased its June 30, 2018 accounts receivable and retained earnings balances by $1.2 as a result of adopting the new standard.

Reclassifications

Adoption of new revenue recognition standard impacted the Company’s previously reported results as follows:

	Three months ended			Nine months ended
	March 31, 2018			March 31, 2018
	As Previously Reported	ASC606 Adjustments	As Restated	As Previously Reported	ASC606 Adjustments	As Restated
Consolidated Statements of Operations:
Total Revenue	$191.1	$(8.0)	$183.1	$571.7	$(21.9)	$549.8
Selling, general and administrative expense	115.1	(7.2)	107.9	345.5	(23.2)	322.3
Income tax provision	4.5	(0.2)	4.3	(17.0)	0.3	(16.7)
Net Income attributable to Myriad Genetics, Inc. stockholders	9.7	(0.6)	9.1	118.0	0.9	118.9
Earnings per share:
Basic	$0.14	$(0.01)	$0.13	$1.71	$0.01	$1.72
Diluted	$0.13	$(0.01)	$0.13	$1.66	$—	$1.66

	Nine months ended
	March 31, 2018
	As Previously Reported	ASC606 Adjustments	As Restated
Consolidated Statements of Cash Flows:
Net Income attributable to Myriad Genetics, Inc. stockholders	118.0	0.9	$118.9
Trade Accounts Receivable	(42.3)	(27.9)	(14.4)

	June 30, 2018
	As Previously Reported	ASC606 Adjustments	As Restated
Consolidated Balance Sheet:
Trade accounts receivable	$98.3	$1.2	$99.5
Retained Earnings	52.9	1.2	54.1

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

In accordance with the Securities Act Release No. 33-10532, which now requires presenting changes in stockholders’ equity quarterly, the Company has included its condensed consolidated statements of equity.

(2)	REVENUE

The following tables present detail regarding the composition of the Company’s total revenue by product and U.S. versus rest of world, “RoW”:

	Three months ended March 31,
	2019			2018
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$114.3	$3.3	$117.6	$110.4	$2.7	$113.1
GeneSight	29.6	—	29.6	30.4	—	30.4
Prenatal	30.6	—	30.6	—	—	—
Vectra	11.3	—	11.3	15.0	—	15.0
Prolaris	6.9	—	6.9	6.3	0.1	6.4
EndoPredict	0.5	2.3	2.8	0.2	2.1	2.3
Other	1.5	0.2	1.7	2.0	0.1	2.1
Total molecular diagnostic revenue	194.7	5.8	200.5	164.3	5.0	169.3
Pharmaceutical and clinical service revenue	9.7	6.4	16.1	7.0	6.8	13.8
Total revenue	$204.4	$12.2	$216.6	$171.3	$11.8	$183.1

	Nine months ended March 31,
	2019			2018
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$351.4	$9.3	$360.7	$344.5	$7.7	$352.2
GeneSight	82.8	—	82.8	91.0	—	91.0
Prenatal	80.0	—	80.0	—	—	—
Vectra	36.1	—	36.1	40.1	—	40.1
Prolaris	19.1	0.1	19.2	14.3	0.1	14.4
EndoPredict	1.2	6.2	7.4	0.3	5.8	6.1
Other	5.8	0.5	6.3	5.5	0.4	5.9
Total molecular diagnostic revenue	576.4	16.1	592.5	495.7	14.0	509.7
Pharmaceutical and clinical service revenue	25.5	17.7	43.2	22.3	17.8	40.1
Total revenue	$601.9	$33.8	$635.7	$518.0	$31.8	$549.8

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

	Nine months ended
	March 31,
	2019	2018
Deferred revenue - beginning balance	$2.6	$2.6
Revenue recognized	(5.9)	(13.8)
Prepayments	5.6	13.8
Deferred revenue - Ending Balance	$2.3	$2.6

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

In accordance with ASU 2014-09, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, periodically the Company enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical and clinical services that may have terms longer than one year and include multiple performance obligations.  As of March 31, 2019, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $3.4, $0.3 of which the Company expects to recognize in fiscal 2019.

Significant judgments are required in determining the transaction price and satisfying performance obligations under the new revenue standard. The Company provides discounts such as financial assistance programs and volume discounts to their patients.  In determining the transaction price, Myriad includes an estimate of the expected amount of consideration as revenue. The Company applies this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled.  An estimate of transaction price does not include any estimated amount of variable consideration that are constrained. The Company applies the expected value method for sales where the Company has a large number of contracts with similar characteristics.

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

During the three and nine months ended March 31, 2019, the Company recognized $3.6 and $0.7 increases respectively, in revenue for tests in which the performance obligation of delivering the tests results was met in prior periods.  The increases were primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payers and patients that was unknown at the time the performance obligation was met and settlements with third party payers.

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

Consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The initial allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities assumed, as well as tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized.  During the quarter ended March 31, 2019, there was a reduction in the intangible assets of $2.0 due to updated assumptions related to contributory asset charges associated with the related acquired assets.  During the quarter ended March 31, 2019 the beginning balance of deferred tax liabilities increased by $1.2 due to a $1.8 change in NOLs offset by a $0.6 reduction in deferred tax liabilities due to the change in the fair value of intangibles.  The offset for the intangible asset and deferred tax liability changes was a $3.2 increase in goodwill. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

Estimated Fair Value
Current assets	$42.5
Intangible assets	290.0
Equipment	18.2
Other assets	0.1
Goodwill	98.3
Current liabilities	(19.6)
Long term liabilities	(0.1)
Deferred tax liability	(8.2)
Total fair value purchase price	$421.2
Less: Cash acquired	(15.3)
Total consideration transferred	$405.9

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of developed screening processes, which had an estimated fair value of $290.0. The fair values of these developed screening processes and related useful lives were determined using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 12.5%, which is based on the estimated internal rate of return for the acquisition and represents the rate that market participants might use to value the intangible assets. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 12 years.

Goodwill

The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s expertise with Counsyl’s technology, customer insights, and ability to effectively integrate genetic screening into clinical practice with OBGYNs.  Changes in goodwill since the initial purchase as of March 31, 2019 are shown below:

Carrying
amount
Balance September 30, 2018	$94.9
Fair value adjustment to equipment	0.7
Intangible adjustment	2.9
Working capital adjustment	(1.1)
Change in deferred tax liability	0.9
Ending balance March 31, 2019	$98.3

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue	$216.6	$222.2	$645.9	$652.4
Income from operations	5.9	6.7	23.5	68.9
Net income	6.9	(1.2)	18.2	74.2
Net income per share, basic	$0.09	$(0.02)	$0.25	$1.03
Net income per share, diluted	$0.09	$(0.02)	$0.24	$0.99

To complete the purchase transaction, the Company incurred approximately $6.8 of acquisition costs, which are recorded as selling, general and administrative expenses in the period incurred. For the three and nine months ended March 31, 2019, Counsyl contributed revenue of approximately $32.6 and $88.1.  For the three and nine months ended March 31, 2019, operating expenses related to Counsyl were approximately $43.7 and $132.9 respectively.

(4)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities, all of which are debt securities, as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The Company’s cash equivalents consist of short-term, highly liquid investments that are readily convertible to known amounts of cash.  The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2019 and June 30, 2018 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At March 31, 2019:
Cash and cash equivalents:
Cash	$70.3	$—	$—	$70.3
Cash equivalents	14.6	—	—	$14.6
Total cash and cash equivalents	84.9	—	—	84.9
Available-for-sale:
Corporate bonds and notes	67.5	0.2	(0.1)	67.6
Municipal bonds	18.1	—	—	18.1
Federal agency issues	12.1	—		12.1
US government securities	7.3	—	—	7.3
Total	$189.9	$0.2	$(0.1)	$190.0

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2018:
Cash and cash equivalents:
Cash	$95.6	$—	$—	$95.6
Cash equivalents	15.3	—	—	15.3
Total cash and cash equivalents	110.9	—	—	110.9
Available-for-sale:
Corporate bonds and notes	50.8	—	(0.3)	50.5
Municipal bonds	29.3	—	(0.1)	29.2
Federal agency issues	12.6	—	(0.1)	12.5
US government securities	8.3	—	(0.1)	8.2
Total	$211.9	$—	$(0.6)	$211.3

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at March 31, 2019:

	Amortized	Estimated
	cost	fair value
Cash	$70.3	$70.3
Cash equivalents	14.6	14.6
Available-for-sale:
Due within one year	66.3	66.2
Due after one year through five years	38.7	38.9
Due after five years	—	—
Total	$189.9	$190.0

(5)	PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	June 30,
	2019	2018
Land	$2.3	$2.4
Buildings and improvements	18.6	19.3
Leasehold improvements	30.7	23.0
Equipment	116.2	112.4
	167.8	157.1
Less accumulated depreciation	(109.1)	(113.9)
Property, plant and equipment, net	$58.7	$43.2

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Depreciation expense	$3.1	$3.6	$10.6	$11.3

(6)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $415.9 from the acquisitions of Counsyl that was completed on July 31, 2018, Assurex that was completed on August 31, 2016, Sividon Diagnostics GmbH (“Sividon”) that was completed on May 31, 2016, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $350.4 relates to the Company’s diagnostic segment and $65.5 relates to the other segment.  The following summarizes changes to the goodwill balance for the nine months ended March 31, 2019:

Carrying amount
Beginning balance July 1, 2018	$318.6
Acquisitions (see Note 3)	98.3
Translation adjustments	(1.0)
Ending balance March 31, 2019	$415.9

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At March 31, 2019:
Purchased licenses and technologies	$815.3	$(141.4)	$673.9
Customer relationships	4.6	(3.6)	1.0
Trademarks	3.0	(1.2)	1.8
Total amortized intangible assets	822.9	(146.2)	676.7
In-process research and development	22.8	—	22.8
Total unamortized intangible assets	22.8	—	22.8
Total intangible assets	$845.7	$(146.2)	$699.5

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2018:
Purchased licenses and technologies	$526.4	$(98.0)	$428.4
Customer relationships	4.6	(3.3)	1.3
Trademarks	3.0	(1.0)	2.0
Total amortized intangible assets	534.0	(102.3)	431.7
In-process research and development	23.5	—	23.5
Total unamortized intangible assets	23.5	—	23.5
Total intangible assets	$557.5	$(102.3)	$455.2

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Amortization of intangible assets	$15.2	$9.3	$44.0	$28.0

(7)	ACCRUED LIABILITIES

	March 31,	June 30,
	2019	2018
Employee compensation and benefits	$53.4	$49.5
Accrued taxes payable	3.8	4.3
Other	21.6	14.5
Total accrued liabilities	$78.8	$68.3

(8)	LONG-TERM DEBT

On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) as borrower, with the lenders from time to time party thereto. On July 31, 2018, the Company entered into Amendment No. 1 (the “Amended Facility”) which effects an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 and the maximum aggregate principal commitment was increased from $300.0 to $350.0.  This was accounted for as a modification pursuant to guidance in ASC 470-50.

Pursuant to the Amended Facility, Myriad borrowed revolving loans in an aggregate principal amount of $300.0 with $1.8 in upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Amended Facility. The current balance of the net long-term debt is $263.4. There are no scheduled principal payments of the Amended Facility prior to its maturity date.

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

Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, complete mergers or consolidations, and/or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. The Company was in compliance with all financial covenants at March 31, 2019.

During the nine months ended March 31, 2019, the Company made $85.0 in principal repayments.  The Company borrowed an additional $50.0 to repurchase shares of the Company’s stock as part of an accelerated share repurchase agreement during the quarter ended December 31, 2018.

The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. Amounts outstanding under the Amended Facility and Facility were as follows:

	March 31,	June 30,
	2019	2018
Long-term debt	$265.2	$10.0
Long-term debt discount	(1.8)	(0.7)
Net long-term debt	$263.4	$9.3

(9)	OTHER LONG TERM LIABILITIES

	March 31,	June 30,
	2019	2018
Pension obligation	6.1	6.0
Other	1.2	0.3
Total other long term liabilities	$7.3	$6.3

The Company has two non-contributory defined benefit pension plans for certain Clinic employees. Participation in the plans excludes those employees hired after 2002. As of March 31, 2019 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $6.1.

(10)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at March 31, 2019.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 73.4 shares issued and outstanding at March 31, 2019.

Common shares issued and outstanding

	Nine months ended	Year ended
	March 31,	June 30,
	2019	2018
Common stock issued and outstanding at July 1	70.6	68.4
Common stock issued upon exercise of options and employee stock plans	4.4	2.2
Repurchase and retirement of common stock	(1.6)	—
Common stock issued and outstanding at end of period	73.4	70.6

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Denominator:
Weighted-average shares outstanding used to compute basic EPS	73.3	69.8	73.5	69.2
Effect of dilutive shares	1.6	2.6	2.9	2.5
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	74.9	72.4	76.4	71.7

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Anti-dilutive options and RSUs excluded from EPS computation	1.0	—	0.7	—

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2019, the Company has $110.7 remaining on its current share repurchase authorization. During the nine months ended March 31, 2019 the Company used $50.0 to repurchase shares of the Company’s stock as part of an accelerated share repurchase.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for periods ended March 31, 2019 and 2018 were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Shares purchased and retired	—	—	1.6	—
Common stock and additional paid-in-capital reductions	$—	$—	$16.9	$—
Charges to retained earnings	$—	$—	$33.1	$—

(11)	INCOME TAXES

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

As a result of changes made by the Tax Act, Section 162(m) will limit the deduction of compensation, including performance-based compensation, in excess of $1.0 paid to anyone who, for tax years beginning after January 1, 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding written contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1.0 fiscal year deduction limit if paid to a covered executive. The Company has concluded that there was not a material impact during the fiscal year ended June 30, 2018, as the law is effective for tax years beginning after January 1, 2018. The Company evaluated its binding contracts entered into prior to November 2, 2017, and has determined there is no material impact for adjustments related to deferred equity compensation currently carried as a deferred tax asset on the Company’s balance sheet.  Beginning fiscal year ending June 30, 2019, the Company estimates there will be a material impact due to compensation in excess of $1.0.  For the period ended March 31, 2019, the Company included the impact in the annual effective tax rate applied to the quarter.

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-

U.S. income taxes paid on such earnings.  The Company has concluded that there was not a material impact during the current or previous fiscal year due to the Transition Tax, as such, no Transition Tax has been recorded.

Other revisions to the taxation of foreign earnings became effective for the Company’s fiscal year ending on June 30, 2019. The Company specifically analyzed both the Global Intangible Low-taxed Income (G.I.L.T.I.) and Base Erosion Anti-Abuse Tax (B.E.A.T.) to determine what, if any, material impact there may be.  The Company has determined that both the additional provisions of the Tax Act had no effect on the Company’s fiscal year ended June 30, 2018, as the provisions did not apply, and will have no material effect on the Company’s fiscal year ending June 30, 2019 due to tax elections made by the Company to treat its foreign subsidiaries as disregarded entities.  All other foreign provisions were also deemed immaterial or not applicable to the fiscal years ended June 30, 2018 and June 30, 2019.

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

Income tax benefit for the three months ended March 31, 2019 was $3.6, or approximately (109.1)% of pre-tax income compared to $4.3, or approximately 32.3% of pre-tax income, for the three months ended March 31, 2018.  Income tax expense for the three months ended March 31, 2019 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2019, adjusted by discrete items recognized during the period.  For the three months ended March 31, 2019, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of the release of uncertain tax liabilities, state income taxes, and differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

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

On November 30, 2017, the Company’s shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors.  On November 29, 2018, the shareholders approved an amendment to the 2017 Plan to add 1.0 to the number of shares of common stock available to grant.  As of March 31, 2019, 1.5 shares of common stock were available for issuance.  In addition, as of March 31, 2019, the Company may grant additional shares of common stock under the 2017 Plan with respect to the 0.6 options outstanding under its 2003 Plan and 4.1 additional shares of common stock with respect to options and restricted stock units outstanding under its 2010 Plan, that expire or are cancelled without delivery of shares of common stock. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the RSU, shall again be available for issuance pursuant to the 2017 Plan.

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

Stock Options

A summary of the stock option activity under the Company’s plans for the nine months ended March 31, 2019 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2018	6.3	$24.50
Options granted	—	$—
Less:
Options exercised	(0.8)	$24.67
Options canceled or expired	—	$—
Options outstanding at March 31, 2019	5.5	$24.45
Options exercisable at March 31, 2019	5.5	$24.45

As of March 31, 2019, there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the nine months ended March 31, 2019 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2018	2.2	$31.16
RSUs granted	1.2	$46.58
Less:
RSUs vested	(0.8)	$32.62
RSUs canceled	(0.2)	$40.01
RSUs outstanding at March 31, 2019	2.4	$37.77

As of March 31, 2019, there was $55.3 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.2 years.  This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of March 31, 2019, approximately 0.6 shares of common stock are available for issuance under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Cost of molecular diagnostic testing	$0.3	$0.2	$0.6	$0.5
Cost of pharmaceutical and clinical services	0.1	0.1	0.2	0.2
Research and development expense	1.7	1.0	3.9	3.1
Selling, general, and administrative expense	7.4	5.3	20.0	16.2
Total share-based compensation expense	$9.5	$6.6	$24.7	$20.0

(13)	FAIR VALUE MEASUREMENTS

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

The fair value of the Company’s long-term debt, which the Company considers a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $217.4 at March 31, 2019.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
March 31, 2019
Money market funds (a)	$12.1	$—	$—	$12.1
Corporate bonds and notes	—	67.6	—	67.6
Municipal bonds	—	18.1	—	18.1
Federal agency issues	—	12.1	—	12.1
US government securities	—	7.3	—	7.3
Contingent consideration	—	—	(14.0)	(14.0)
Total	$12.1	$105.1	$(14.0)	$103.2

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2018
Money market funds (a)	$12.5	$—	$—	$12.5
Corporate bonds and notes	2.8	50.5	—	53.3
Municipal bonds	—	29.2	—	29.2
Federal agency issues	—	12.4	—	12.4
US government securities	—	8.3	—	8.3
Contingent consideration	—	—	(14.5)	(14.5)
Total	$15.3	$100.4	$(14.5)	$101.2

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2018	$14.5
Change in fair value recognized in the income statement	1.4
Translation adjustments recognized in other comprehensive income	(1.9)
Ending balance March 31, 2019	$14.0

(14)	COMMITMENTS AND CONTINGENCIES

In February 2018, the Company received a Subpoena from the Department of Health and Human Services, Office of Inspector General, in connection with an investigation into possible false or otherwise improper claims submitted for payment under Medicare and Medicaid. The time period covered by the Subpoena is January 1, 2014 through the date of issuance of the Subpoena. The Company has complied with the Government’s requests for documents and information. The Company has not been served with a complaint. The Company is unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation.  The Company is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

In addition, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of March 31, 2019, the management of the Company believes any reasonably possible liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Deferred savings plan contributions	$2.3	$1.9	$6.0	$5.4

(16)	SEGMENT AND RELATED INFORMATION

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended March 31, 2019
Revenues	$200.5	$16.1	$216.6
Depreciation and amortization	17.0	1.3	18.3
Segment operating income (loss)	40.6	(34.7)	5.9
Three months ended March 31, 2018
Revenues	$169.3	$13.8	$183.1
Depreciation and amortization	11.7	1.2	12.9
Segment operating income	34.7	(20.9)	13.8
Nine months ended March 31, 2019
Revenues	$592.5	$43.2	$635.7
Depreciation and amortization	50.7	3.9	54.6
Segment operating income	96.6	(83.4)	13.2
Nine months ended March 31, 2018
Revenues	$509.7	$40.1	$549.8
Depreciation and amortization	35.4	3.9	39.3
Segment operating income (loss)	101.8	2.5	104.3

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Total operating income for reportable segments	$5.9	$13.8	$13.2	$104.3
Unallocated amounts:
Interest income	0.7	0.5	2.3	1.2
Interest expense	(3.2)	(0.5)	(8.8)	(2.2)
Other	(0.1)	(0.5)	1.0	(1.3)
Income from operations before income taxes	3.3	13.3	7.7	102.0
Income tax provision	(3.6)	4.3	(1.0)	(16.7)
Net income (loss)	6.9	9.0	8.7	118.7
Net loss attributable to non-controlling interest	—	(0.1)	(0.1)	(0.2)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$6.9	$9.1	$8.8	$118.9

(17)	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended
	March 31,
	2019	2018
Cash paid during the period for income taxes	$5.3	$10.4
Cash paid for interest	$9.1	$2.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading personalized medicine company dedicated to being a trusted advisor transforming patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease and the role that genes and their related proteins may play in the disease process. We believe that identifying biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs that will provide better patient outcomes and reduce waste in the healthcare system. During the three months ended March 31, 2019, we reported total revenues of $216.6 million and net income of $6.9 million that included income tax benefit of $3.6 million resulting in $0.09 diluted earnings per share.  During the nine months ended March 31, 2019, we reported total revenues of $635.7 million and net income of $8.8 million that included income tax benefit of $1.0 million resulting in $0.12 diluted earnings per share.

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

During the quarter ended March 31, 2019, we announced an in network agreement with UnitedHealthCare for our prenatal testing.  We also received positive medical policy decisions from Blue Cross Blue Shield of Kansas, SmartHealth, Blue Cross Blue Shield of Northeastern New York and Blue Cross Blue Shield of Western New York, thereby increasing Prolaris coverage to 27 million commercial lives in the United States.  We also received positive final local coverage decision from Noridian Healthcare Solutions for myPath Melanoma. Subsequent to the quarter ended March 31, 2019, we finalized an agreement with Kroger Prescription Plans to cover GeneSight as a medical benefit for Kroger Prescription Plans employer group clients.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenue

	Three months ended
	March 31,
(In millions)	2019	2018	Change
Revenue	$216.6	$183.1	$33.5

The increase in revenue is primarily due to the inclusion of $30.6 million in Prenatal revenue due to the acquisition of Counsyl, $4.5 million increase in Hereditary Cancer revenue due to increased volumes, $2.3 million increase in Pharmaceutical and Clinical Services revenue due to increased volumes, $0.5 million increase in EndoPredict revenue due to increased volumes and $0.5 million increase in Prolaris revenue due to increased volumes and reimbursement.  These increases were partially offset by decreases of $3.7 million in Vectra revenue due to lower volumes and $0.8 million in GeneSight revenue due to reduced reimbursement.

The following table presents additional detail regarding the composition of our total revenue for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,		$	% of Total Revenue
(In millions)	2019	2018	Change	2019	2018
Molecular diagnostic revenues:
Hereditary Cancer Testing	$117.6	$113.1	$4.5	55%	62%
GeneSight	29.6	30.4	(0.8)	14%	17%
Prenatal	30.6	—	30.6	14%	0%
Vectra	11.3	15.0	(3.7)	5%	8%
Prolaris	6.9	6.4	0.5	3%	3%
EndoPredict	2.8	2.3	0.5	1%	1%
Other	1.7	2.1	(0.4)	1%	1%
Total molecular diagnostic revenue	200.5	169.3	31.2
Pharmaceutical and clinical service revenue	16.1	13.8	2.3	7%	8%
Total revenue	$216.6	$183.1	$33.5	100%	100%

Cost of Sales

	Three months ended
	March 31,
(In millions)	2019	2018	Change
Cost of sales	$48.6	$44.1	$4.5
Cost of sales as a % of sales	22.4%	24.1%

Cost of sales as a percentage of revenue decreased slightly from 24.1% to 22.4% during the three months ended March 31, 2019 compared to the same period in the prior year.  The decrease was primarily driven by the implementation of efficiency programs in our DNA, RNA, and protein based laboratories.  These decreases were partially offset by lower gross margins associated with the Counsyl business and reduction of reimbursement related to Hereditary Cancer and GeneSight.

Research and Development Expenses

	Three months ended
	March 31,
(In millions)	2019	2018	Change
R&D expense	$21.5	$18.5	$3.0
R&D expense as a % of sales	9.9%	10.1%

Research and development expense for the three months ended March 31, 2019 increased compared to the same period in the prior year primarily driven by $3.4 million in costs related to the inclusion of Counsyl and $0.1 million in costs related to the acquisition and integration of Counsyl.  This increase was partially offset by reduction in costs related to internal development of existing products.

Change in the Fair Value of Contingent Consideration

	Three months ended
	March 31,
(In millions)	2019	2018	Change
Change in the fair value of contingent consideration	$—	$(1.2)	$1.2
Change in the fair value of contingent consideration as a % of sales	—	(0.7)%

The fair value of contingent consideration was unchanged during the three months ended March 31, 2019 compared to a $1.2 million decrease in the same period in the prior year.

Selling, General and Administrative Expenses

	Three months ended
	March 31,
(In millions)	2019	2018	Change
SG&A expense	$140.6	$107.9	$32.7
SG&A expense as a % of sales	64.9%	58.9%

Selling, general and administrative expense increased for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to $15.2 million in costs related to the inclusion of Counsyl, $6.0 million of Counsyl amortization, $4.1 million in costs related to the acquisition and integration of Counsyl and additional spend related to improving our IT infrastructure.

Other Income (Expense)

	Three months ended
	March 31,
(In millions)	2019	2018	Change
Other expense	$(2.6)	$(0.5)	$(2.1)

For the three months ended March 31, 2019 compared to the same period in the prior year, the change in other income expense was primarily driven by an increase in interest expense related to the debt incurred to fund the acquisition of Counsyl.  This was partially offset by increased interest income.

Income Tax Expense

	Three months ended
	March 31,
(In millions)	2019	2018	Change
Income tax expense (benefit)	$(3.6)	$4.3	$(7.9)
Effective tax rate	(109.1)%	32.3%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the three months ended March 31, 2019 is $3.6 million for an effective tax rate of (109.1)%.  The decrease in the effective rate for the three months ended March 31, 2019  as compared to the same period in prior year is due to the release of uncertain tax liabilities, state income taxes and the differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

Results of Operations for the nine months ended March 31, 2019 and 2018

Revenue

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
Revenue	$635.7	$549.8	$85.9

The increase in revenue is primarily due to the inclusion of $80.0 million in Prenatal revenue due to the acquisition of Counsyl, $8.5 million increase in Hereditary Cancer revenue due to increased volumes and $4.8 million in Prolaris revenue due to increased volumes and reimbursement.  These increases were partially offset by an $8.2 million reduction in GeneSight revenue due to reduced reimbursement and $4.0 million reduction in Vectra revenue due to reduced volumes.

The following table presents additional detail regarding the composition of our total revenue for the nine months ended March 31, 2019 and 2018:

	Nine months ended
	March 31,		$	% of Total Revenue
(In millions)	2019	2018	Change	2019	2018
Molecular diagnostic revenues:
Hereditary Cancer Testing	$360.7	$352.2	$8.5	57%	64%
GeneSight	82.8	91.0	(8.2)	13%	17%
Prenatal	80.0	0.0	80.0	12%	0%
Vectra	36.1	40.1	(4.0)	6%	7%
Prolaris	19.2	14.4	4.8	3%	3%
EndoPredict	7.4	6.1	1.3	1%	1%
Other	6.3	5.9	0.4	1%	1%
Total molecular diagnostic revenue	592.5	509.7	82.8
Pharmaceutical and clinical service revenue	43.2	40.1	3.1	7%	7%
Total revenue	$635.7	$549.8	$85.9	100%	100%

Cost of Sales

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
Cost of sales	$150.4	$131.4	$19.0
Cost of sales as a % of sales	23.7%	23.9%

Cost of sales as a percentage of revenue decreased slightly from 23.9% to 23.7% during the nine months ended March 31, 2019  compared to the same period in the prior year.  The decrease was primarily driven by implementation of efficiency programs in our DNA, RNA, and protein based laboratories partially offset by lower gross margins associated with the Counsyl business.

Research and Development Expenses

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
R&D expense	$65.0	$53.1	$11.9
R&D expense as a % of sales	10.2%	9.7%

Research and development expense for the nine months ended March 31, 2019 increased compared to the same period in the prior year primarily driven by $13.0 million in costs related to the inclusion of Counsyl and $0.7 million in costs related to the acquisition and integration of Counsyl.  This increase was partially offset by reduction in costs related to internal development of existing products.

Change in the Fair Value of Contingent Consideration

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
Change in the fair value of contingent consideration	$1.4	$(61.3)	$62.7
Change in the fair value of contingent consideration as a % of sales	0.2%	(11.1)%

The fair value of contingent consideration for the nine months ended March 31, 2019 increased compared to the same period in the prior year due to a $60.9 million reduction in Assurex contingent consideration mainly due to a one-time benefit received in the prior year resulting from not having to pay the clinical trial milestone associated with the GUIDED study as well as a $0.7 million increase related to the Sividon acquisition.

Selling, General and Administrative Expenses

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
SG&A expense	$405.7	$322.3	$83.4
SG&A expense as a % of sales	63.8%	58.6%

Selling, general and administrative expense increased for the nine months ended March 31, 2019 compared to the same period in the prior year primarily due to $46.1 million in costs related to the inclusion of Counsyl, $16.1 million of Counsyl amortization, $18.0 million in costs related to the acquisition and integration of Counsyl and additional expenses related to improving our IT infrastructure.

Other Income (Expense)

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
Other income (expense)	$(5.5)	$(2.3)	$(3.2)

For the nine months ended March 31, 2019 compared to the same period in the prior year, the change in other income expense was primarily driven by an increase in interest expense related to the debt incurred to fund the acquisition of Counsyl.  This was partially offset by an increase in gain on the disposition of assets, increased interest income and increased unrealized gains.

Income Tax Expense

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
Income tax benefit	$(1.0)	$(16.7)	$15.7
Effective tax rate	(13.0)%	(16.4)%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the nine months ended March 31, 2019 is $1.0 million for an effective tax rate of (13.0)%.  The decrease in the effective rate for the nine months ended March 31, 2019 as compared to the same period in prior year is due to the release of uncertain tax liabilities, state income taxes, recording deferred tax liabilities on foreign branch temporary differences due to a change in tax status, acquisition transaction costs, and the differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

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

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	March 31,	June 30,
(In millions)	2019	2018	Change
Cash and cash equivalents	$84.9	$110.9	$(26.0)
Marketable investment securities	64.8	69.7	(4.9)
Long-term marketable investment securities	40.3	30.7	9.6
Cash, cash equivalents and marketable investment securities	$190.0	$211.3	$(21.3)

The decrease in cash and cash equivalents was primarily driven by $278.5 million cash paid for the acquisition of Counsyl, $85.0 million in repayments of the credit facility and the $50.0 million spent on share repurchase.  This was partially offset by $340.0 million in cash proceeds from our credit facility and $52.2 million in cash provided by operating activities.

The following table represents the condensed consolidated cash flow statement:

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
Cash flows from operating activities	$52.2	68.0	$(15.8)
Cash flows from investing activities	(290.9)	(20.5)	(270.4)
Cash flows from financing activities	210.1	(53.7)	263.8
Effect of foreign exchange rates on cash and cash equivalents	2.6	1.2	1.4
Net decrease in cash and cash equivalents	(26.0)	(5.0)	(21.0)
Cash and cash equivalents at the beginning of the year	110.9	102.4	8.5
Cash and cash equivalents at the end of the period	$84.9	$97.4	$(12.5)

Cash Flows from Operating Activities

The decrease in cash flows from operating activities for the nine months ended March 31, 2019, compared to the same period in the prior year, was primarily due to a $50.2 million decrease in net income excluding contingent consideration and $22.0 million related to changes in assets and liabilities associated with operating activities.  This was partially offset by a $56.4 million increase in non-cash charges.

Cash Flows from Investing Activities

For the nine months ended March 31, 2019, compared to the same period in the prior year, the increase in cash used in investing activities was driven primarily by the $278.5 million acquisition of Counsyl.  This was partially offset by an $8.7 million increase in net proceeds from marketable investment securities.

Cash Flows from Financing Activities

For the nine months ended March 31, 2019, compared to the same period in the prior year, the increase in cash flows from financing activities was driven primarily by the $287.0 million increase in net proceeds from the revolving credit facility and reduction of $42.4 million in cash paid for contingent consideration recorded in purchase accounting.  This increase in cash flow was partially offset by $50.0 million used for the repurchase and retirement of stock, $11.7 million less proceeds from common stock issued under share- based compensation plans and $2.0 million in additional cash paid for repayment of the revolving credit facility.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200.0 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  During the second fiscal quarter of 2019, the Company repurchased $50.0 million of its outstanding common stock as part of an accelerated share repurchase agreement.  As of March 31, 2019, we have $110.7 million remaining on our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  During the first quarter of fiscal 2019, we adopted new accounting guidance related to revenue recognition, which is described above at “Recently Adopted Accounting Pronouncements.” There have been no other recent significant changes to our accounting policies.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended March 31, 2019 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which is incorporated by reference herein.

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

During the first six months of the current fiscal year, we implemented changes to our processes and controls in response to the adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective July 1, 2018. As a result, the material weakness has been sufficiently remediated.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

Investigations of the Department of Health and Human Services, Office of Inspector General

In February 2018, the Company received a Subpoena from the Department of Health and Human Services, Office of Inspector General, in connection with an investigation into possible false or otherwise improper claims submitted for payment under Medicare and Medicaid. The time period covered by the Subpoena is January 1, 2014 through the date of issuance of the Subpoena. The Company has complied with the Government’s requests for documents and information. The Company has not been served with a complaint. The Company is unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation. We are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

In June 2016, our wholly-owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a Subpoena from the Department of Health and Human Services, Office of Inspector General, requesting that CBI produce documents relating to a designated unrelated company, other third party entities, and healthcare providers who received payment from CBI for the collection and processing of blood specimens for testing.  In connection with this investigation, in December 2017, the Government requested additional documents.  CBI is providing the documents requested and continues to cooperate with the Government’s requests.  CBI is unable to predict what action, if any, might be taken in the future by the Government or any other regulatory authority as a result of the matters related to this investigation.   CBI is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Purported Securities Class Action Claims

A.

On April 20, 2018, Matthew Kessman, individually and on behalf of all others similarly situated, filed a purported class action complaint in the United States District Court, District of Utah, No. 2:18-cv-0336-DAK-EJF (“Kessman Action”), against us, our President and Chief Executive Officer, Mark C. Capone, our former President and Chief Executive Officer, Peter D. Meldrum, our Executive Vice President and Chief Financial Officer, R. Bryan Riggsbee, and our former Executive Vice President and Chief Financial Officer, James S. Evans (collectively the “Defendants”).  The Kessman Action is premised upon allegations that the Defendants allegedly made false and misleading statements regarding our business, operational and compliance policies, specifically by allegedly failing to disclose that the Company was allegedly submitting false or otherwise improper claims for payment under Medicare and Medicaid for our hereditary cancer testing.

On March 25, 2019, the United States District Court granted the Company’s Motion to Dismiss the Kessman Action with prejudice.  Because no appeal was filed within the required time limit, the Kessman Action is concluded.

B.

On August 24, 2018, Assurex Health, Inc. (“Assurex”) was served with an Amended Complaint which had been filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Civil Action No. 2018 L 004972, by Pipe Trades Services MN Welfare Plan (“Pipe Trades”), as a qui tam relator, on behalf of the State of Illinois, Pipe Trades, and all others similarly situated, purportedly arising from Assurex’s  alleged violations of the Illinois Insurance Claims Fraud Prevention Act and other causes of action.  Pipe Trades seeks certification of a putative class, certification as the purported class representative, and the payment of treble damages allegedly sustained by Pipe Trades and the purported class by reason of the allegations set forth in the amended complaint, plus statutory damages and penalties, plus interest, and legal and other costs and fees. The State of Illinois and Cook County, Illinois, have declined to intervene in the matter.  On October 22, 2018, Assurex filed its Motion to Dismiss Plaintiff’s Amended Complaint for Lack of Personal Jurisdiction requesting that the amended complaint be dismissed in its entirety, with prejudice, for lack of personal jurisdiction.  Assurex is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome. Assurex intends to continue vigorously defending against this action.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

On February 7, 2019, we issued 9,000 shares of common stock valued at $249,390 to a third party service provider in exchange for certain services to be rendered pursuant to the terms of a Study Support Agreement and Subscription Agreement. The securities issued were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2019, we did not acquire any shares of common stock under our stock repurchase program:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
January 1, 2019 to January 31, 2019	—	$—	—	110.7
February 1, 2019 to February 28, 2019	—	$—	—	110.7
March 1, 2019 to March 31, 2019	—	$—	—	110.7
Total	—	$—	—	110.7

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
101

The following materials from Myriad Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations (iii) the unaudited Consolidated Statement of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 7, 2019	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: May 7, 2019	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)