Form 10-K
period 2019-06-30
MYRIAD GENETICS INC
filed 2019-08-13
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,129,853,783.

As of August 8, 2019 the registrant had 73,866,119 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement, to be filed no later than 120 days following June 30, 2019, for the Annual Meeting of Stockholders to be held on December 5, 2019.

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

Overview

We are one of the largest specialty molecular diagnostic laboratories in the world and since our founding in 1992, have tested over 3.0 million patients. We are headquartered in Salt Lake City, Utah and generated worldwide revenues of $851.1 million during our fiscal year ended June 30, 2019. We are a leading precision medicine company acting as a trusted advisor to transform patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease. We believe that identifying these biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs.

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

Our Business Strategy

Our strategy is focused on executing the following five critical success factors:

1.

Build upon a solid hereditary cancer foundation - In fiscal year 2019, approximately 56 percent of our revenue was derived from the sale of products to assess a patient’s risk for hereditary cancer.  Given that this is our most important market and that we are the worldwide leader in hereditary cancer testing, we are focused on maintaining this global leadership position. We are currently working on expanding professional guidelines for hereditary cancer testing to expand the addressable market, and have signed long-term contracts with commercial insurers to ensure pricing visibility going forward.

2.

Grow new product volume – In fiscal year 2019, volume from new products outside of hereditary cancer comprised greater than two-thirds of our overall volume. We are currently less than 10 percent penetrated in the U.S. market with our new products and see significant opportunity for future revenue growth. We are focused on further penetrating these markets and believe in the future our new products could represent the largest component of our revenue.

3.

Expand reimbursement coverage for new products – In the United States, insurance coverage of our new tests range from 5% to 90% of the applicable total addressable market. We are actively working on demonstrating scientific evidence supporting both the clinical efficacy and utility of these products to commercial payors to broaden insurance coverage.

4.

Increase international contribution – Outside of the United States, our first priority is selling kit-based versions of our RNA expression based tests. We currently market one RNA expression based test, EndoPredict, which we acquired through our acquisition of Sividon Diagnostics GmbH. In addition, we are working on kit based versions of Prolaris and myPath Melanoma which we also plan to sell in international markets. In addition, we are providing companion diagnostics and have obtained regulatory approvals in Japan.

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

Below are the descriptions of our molecular diagnostic tests:

•

myRisk™ Hereditary Cancer: DNA sequencing test for assessing the risks for hereditary cancers. Our myRisk Hereditary Cancer test represents the next generation of our existing hereditary cancer testing franchise which we anticipate will eventually replace our current predictive medicine test offerings (BRACAnalysis, BART, Colaris and Colaris AP, and Melaris) with a single comprehensive test. myRisk Hereditary Cancer is designed to determine a patient’s hereditary cancer risk for breast cancer, ovarian cancer, colon cancer, uterine cancer, melanoma, pancreatic cancer, prostate cancer and gastric cancer. The test analyzes 35 separate genes to look for deleterious mutations that would put a patient at a substantially higher risk than the general population for developing one or more of the above cancers. All 35 genes in the panel are well documented in clinical literature for the role they play in hereditary cancer and have been shown to have actionable clinical interventions for the patient to lower disease risk or risk of cancer recurrence. The myRisk report presents the myRisk Genetic Test Result and myRisk Management Tool that summarizes published management guidelines related to the patient’s genetic mutation as well as their personal and family history of cancer. myRisk Hereditary Cancer testing identifies more mutation carriers than BRACAnalysis® and COLARIS® combined. We believe the global market for myRisk Hereditary Cancer and all of our hereditary cancer tests is approximately $5 billion annually.  myRisk Hereditary Cancer was initially released through an early access launch that began in September 2013.

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

•

riskScoreTM:  clinically validated personalized medicine tool that enhances our myRisk Hereditary Cancer test.   The riskScore test is clinically validated to predict a woman’s risk of developing breast cancer using family history, clinical risk factors and genetic markers. The proprietary algorithm combines proprietary single nucleotide polymorphisms (SNPs) and clinical factors to provide women with assessments of their remaining lifetime risk and 5-year risk of developing breast cancer.

•

BRACAnalysis CDx TM: DNA sequencing test for use as a companion diagnostic  for use in identifying ovarian  and HER2 negative metastatic breast cancer  patients with deleterious or suspected deleterious germline BRCA variants eligible for treatment with U.S. Food and Drug Administration approved PARP inhibitors.  Approximately 15% of patients with epithelial ovarian cancer and 10% of metastatic breast cancer patients are BRCA positive.

•

GeneSight®: DNA genotyping test to aid psychotropic drug selection for depressed patients.  GeneSight® is for use by health-care professionals seeking patient-specific information on gene-drug interactions when contemplating an alteration in neuropsychiatric medication for patients diagnosed with major depressive disorder (MDD) who are suffering with refractory moderate to very severe depression after at least one prior neuropsychiatric medication failure.  Because genes influence the way a person’s body responds to specific medications, the medications may work differently for each person. Using DNA gathered with a simple cheek swab, GeneSight analyzes a patient’s genes and provides individualized information to help healthcare providers select medications that better match the patient’s genes. Multiple clinical studies have shown that when clinicians used GeneSight to help guide treatment decisions, patients were more likely to respond compared to standard of care.

•

Vectra®: protein quantification test for assessing the disease activity of rheumatoid arthritis. Our Vectra test is a quantitative, objective multi-biomarker blood test validated to measure rheumatoid arthritis (RA) disease activity.  Vectra assesses multiple mechanisms and pathways associated with RA disease activity and integrates the concentrations of 12 serum proteins into a single score reported on a scale of 1 to 100.  The test may be used throughout the course of a patient’s disease and provides clinicians with expanded insight on disease severity and the risk of radiographic progression.

We believe the global market for Vectra is approximately $3 billion annually.

•

Foresight®: Foresight is a prenatal test for future parents to assess their risk of passing on a recessive genetic condition to their offspring. The test screens for 175 serious and clinically actionable conditions. The test has been shown to have a detection rate of 99% across all ethnicities. Studies have shown that with prior knowledge of recessive genetic conditions, 76% of patients took preventive actions such as in-vitro fertilization with pre-implantation genetic testing to reduce the risk of having an affected offspring. We believe the global market for Foresight is approximately $4B annually.

•

Prequel TM: Prequel is a non-invasive prenatal screening test conducted using maternal blood to screen for severe chromosomal disorders in a fetus. The test uses whole genome sequencing to test for trisomies and monosomies in all 23 chromosomal pairs including the sex chromosomes along with microdeletions associated with common genetic diseases. Prequel has a low test failure rate at less than 1 in 1,000 patients and has been validated in multiple clinical studies to be highly accurate. We believe the global market for Prequel is approximately $4B annually.

•

Prolaris®: RNA expression test for assessing the aggressiveness of prostate cancer. Our Prolaris test is a gene expression assay that assesses whether a patient is likely to have a slow growing, indolent form of prostate cancer that can be safely monitored through active surveillance, or a more aggressive form of the disease that would warrant aggressive intervention such as a radical prostatectomy or radiation therapy.  The Prolaris test was developed to improve physicians’ ability to predict disease outcome and to thereby optimize patient treatment. A study published by Urologic Oncology in June 2018 demonstrated that Prolaris can identify 50% more patients as being suitable for active surveillance without any change in prostate cancer mortality.

We believe the global market for Prolaris is approximately $1.5 billion annually.

•

EndoPredict®: RNA expression test for assessing the aggressiveness of breast cancer. The EndoPredict test is a next-generation RNA expression test used to determine which women with breast cancer would benefit from chemotherapy. EndoPredict predicts the likelihood of metastases to help guide treatment decisions for chemotherapy and extended anti-hormonal therapy. EndoPredict has been shown to accurately predict recurrence in Her 2-, ER+, node negative and node positive breast cancer patients with no confusing intermediate results in 13 published clinical studies with more than 2,200 patients and is CE marked.  We believe the global market for EndoPredict is approximately $600 million annually.

•

myPath TM Melanoma: RNA expression test for diagnosing melanoma. Our myPath Melanoma test is a gene expression based profile that is performed on biopsy tissue for the purpose of aiding a dermatopathologist in the diagnosis of melanoma. Every year in the United States, there are approximately two million skin biopsies performed specifically for the diagnosis of melanoma. Approximately 14% of these biopsies are classified as indeterminate where a dermatopathologist cannot make a definitive call as to whether the biopsy is benign or malignant. Outcomes for patients are poor if melanoma is not caught in early stages with five year survival rates dropping from 98% for localized to less than 20% for distant stage disease cancer based upon data from the American Cancer Society. We believe myPath Melanoma may provide an accurate tool to assist physicians in correctly diagnosing indeterminate skin lesions.  Based upon three clinical validation studies which were published in the Journal of Cutaneous Pathology in 2015, Cancer in 2016 and Cancer Epidemiology Biomarkers and Prevention in 2017, myPath Melanoma has been shown to have a diagnostic accuracy of 90 to 95 percent.

We believe the global market for myPath Melanoma is approximately $1 billion annually.

•

myChoice® HRD: Companion diagnostic to measure three modes of homologous recombination deficiency (HRD) including loss of heterozygosity, telomeric allelic imbalance and large-scale state transitions in cancer cells. Our myChoice HRD test is the most comprehensive homologous recombination deficiency test to detect when a tumor has lost the ability to repair double-stranded DNA breaks, resulting in increased susceptibility to DNA-damaging drugs such as platinum drugs or PARP inhibitors. The myChoice HRD score is a composite of three proprietary technologies: loss of heterozygosity, telomeric allelic imbalance and large-scale state transitions. Positive myChoice HRD scores, reflective of DNA repair deficiencies, are prevalent in all breast cancer subtypes, ovarian and most other major cancers. In previously published data, Myriad showed that the myChoice HRD test predicted drug response to platinum therapy in certain patients with triple-negative breast and ovarian cancers. Additionally, Myriad has submitted myChoice HRD for premarket approval to the U.S. Food and Drug Administration for use as a companion diagnostic in late stage ovarian cancer. It is estimated that 1.4 million people in the United States and Europe who are diagnosed with cancers annually may be candidates for treatment with DNA-damaging agents.

Pharmaceutical and Clinical Services

Our pharmaceutical and clinical services consist of the following:

•

Through Myriad RBM, we provide biomarker discovery and pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology.   Our technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers.  During the year ended June 30, 2019, Myriad RBM accounted for 4.0% of total revenue.  In addition to the fees received from analyzing these samples, we also use this information to create and validate potential molecular diagnostic tests.

•	Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) is an internal medicine emergency hospital that is considered a specialized hospital for internal medicine and hemodialysis.

The Molecular Diagnostic Industry and Competition

The markets in which we compete are rapidly evolving, and we face competition from multiple public companies, private companies, and academic/university laboratories for a number of our laboratory testing services.

In the hereditary cancer testing market we have faced increased competition since a U.S. Supreme Court decision in June 2013 invalidated some of the key patent claims covering our hereditary cancer testing products. These patents were originally set to begin expiring in 2015.  Since this Supreme Court decision, numerous large reference laboratories, small private laboratories, and academic/university laboratories have launched competing hereditary cancer tests.  Despite the impact from competition, we continue to believe we are the world leader in hereditary cancer testing.

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

We believe that we have substantial advantages in terms of our test accuracy and ability to classify variants. Based on our testing experience of over 2.0 million patients, and our substantial investments in our variant classification program, we have compiled a proprietary database of over 60,000 unique genetic variants in the genes tested by myRisk Hereditary Cancer. We believe this database allows us to provide more accurate results to patients and return a variant of unknown significance (VUS) result to patients less frequently. We have demonstrated that this classification advantage leads to lower long-term healthcare costs and lower utilization of unnecessary healthcare services.

Given our scale relative to other laboratories in the hereditary cancer testing market, we believe we also have substantial competitive advantages in terms of cost efficiencies and laboratory automation, which leads to faster turnaround times and improved accuracy for our tests.

In the oncology companion diagnostic market, we currently sell our FDA approved BRACAnalysis CDx test as a companion diagnostic for the prediction of response to a class of drugs called PARP inhibitors. Currently we are the only laboratory with an FDA approved germline test for this indication and have received approvals in ovarian and metastatic breast cancer diagnostics from the U.S. Food and Drug Administration. We also have proprietary tests currently in development including our myChoice HRD assay which we believe could identify a larger population of patients that could respond to PARP inhibitors but are not yet broadly commercially available. We submitted our first application for U.S. Food and Drug Administration premarket approval for myChoice HRD as a companion diagnostic in late stage ovarian cancer in early 2019. We compete in this market based upon the quality and turnaround time of our test, our ability to garner regulatory approvals for new indications, and based upon our proprietary testing methodologies.

In the urology market, we compete against a small number of public and private companies for our prostate cancer prognostic test, Prolaris. We compete in this market primarily based upon the quality of the clinical data supporting the test, our first mover advantage in the marketplace and the strength of our sales support and customer service.

In the autoimmune market, our Vectra test competes primarily against traditional methodologies for assessing rheumatoid arthritis disease activity such as a physician’s clinical assessment of the patient and single marker laboratory tests such as C-reactive protein (CRP). We believe we have the most predictive product on the market to assess rheumatoid arthritis disease activity.

In the neuroscience market, our GeneSight Psychotropic test meets a significant unmet clinical need and is the leading product for psychotropic drug selection.  It is for use by health-care professionals seeking patient-specific information on gene-drug interactions when contemplating an alteration in neuropsychiatric medication for patients diagnosed with major depressive disorder (MDD) who are suffering with refractory moderate to very severe depression after at least one prior neuropsychiatric medication failure. The test is clinically proven to enhance medication selection, helping healthcare providers get their patients on the right medication faster.

In the prenatal market, we compete against multiple companies including large national reference laboratories, other specialty laboratories, kit based products, and academic/university laboratories with our Foresight and Prequel tests. We compete based upon our test breadth/accuracy, commercial scale in the prenatal market, and the quality of our customer service/informatics tools.

In the pharmaceutical and clinical services segment, our Myriad RBM division competes against other contract research organizations and academic laboratories for business from pharmaceutical and research customers.

Sales and Marketing

We sell our tests through our own direct sales force and marketing efforts in the United States, Europe, Australia and Canada. Our United States sales force is comprised of approximately 800 individuals across six separate sales channels. In connection with any additional tests that we may launch, we may expand our existing oncology, women’s health, urology, dermatology, neuroscience and autoimmune care sales forces, or build new sales forces to address other physician specialty groups. In addition to our direct sales force, we have entered into distributor agreements with organizations in selected European, Latin American, Middle Eastern, Asian and African countries.

Research and Development

We plan to continue to use our proprietary DNA sequencing, RNA expression and protein analysis technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover important genes and their proteins and to understand their role in human disease.  Based on these biomarkers we plan to develop highly accurate, informative tests that may help physicians better manage their patients’ healthcare. We believe that our technologies provide us with a significant competitive advantage and the potential for numerous product opportunities. For the years ended June 30, 2019, 2018 and 2017, we had research and development expense of $85.9 million, $70.8 million, and $74.4 million, respectively.

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

In February 2014, we completed the acquisition of privately-held Crescendo Bioscience, Inc. (“Crescendo”) for $270 million in cash, which was reduced by the repayment of a loan made to Crescendo and other customary adjustments in accordance with the acquisition agreement.  We believe that the acquisition of Crescendo facilitates our entry into the high growth autoimmune and inflammatory disease market, diversifies our product revenues and enhances our strength in protein-based diagnostics.  The business of Crescendo, including its Vectra® blood test for rheumatoid arthritis disease management, is operated as a wholly owned subsidiary.

In February 2015, we completed the acquisition of the Clinic for total consideration of $20.1 million.

In May 2016, we completed the acquisition of Sividon Diagnostics GmbH (“Sividon”), a leading breast cancer prognostic company, for $39.0 million upfront with the potential for €15.0 million ($17.1 million converted at the June 30, 2019 period end exchange rate) in additional performance-based milestones.  We believe the acquisition brings us the best-in-class breast cancer prognostic test and strengthens our market leading oncology portfolio of high value personalized medicine products.

In August 2016, we completed the acquisition of Assurex Health, Inc. (“Assurex”) for total consideration of $351.6 million, net of cash acquired of $5.5 million. We believe the acquisition establishes the foundation for our neuroscience business and leverages our existing preventative care business unit with the addition of a product, GeneSight Psychotropic, which has significant growth potential.

On July 31, 2018, the Company completed the acquisition of Counsyl, Inc. (“Counsyl”) for total consideration of $405.9 million, consisting of $278.5 million in cash and 2,994,251 shares of common stock issued that were valued at $127.4 million.  The shares were issued and valued as of July 31, 2018 at a per share market closing price of $42.53. We believe the acquisition allows for further entry into the high-growth reproductive testing market, with the ability to become a leader in women’s health genetic testing.

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

Vectra.   We hold an exclusive license to one or more issued U.S. patent and pending patent applications in the U.S. and other jurisdictions relating to Vectra® testing.  This issued U.S. patent has a term expected to expire in 2031 and these U.S. applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for measuring and monitoring inflammatory disease activity.

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

GeneSight.  We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to GeneSight® testing.  These issued patents have terms expected to begin expiring in 2024 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for detecting single nucleotide polymorphisms and selecting and/or optimizing therapy based on such detection.

Foresight.  We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions that relate to laboratory and informatic methods used to enhance Foresight® testing.  These issued patents have terms expected to begin expiring in 2032 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents contain multiple claims including but not limited to claims relating to systems and methods for detecting genetic sequences.

Prequel.  We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions that relate to laboratory and informatic methods used to enhance PrequelTM testing.  These issued patents have terms expected to begin expiring in 2022 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents contain multiple claims including but not limited to claims relating to systems and methods for detecting genetic sequences.

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

In 2006, Assurex Health, Inc. entered into a license agreement with the Children’s Hospital Medical Center in Cincinnati (“CHMC”) for the exclusive world-wide right to utilize certain rights of CHMC in intellectual property that could at some point relate to GeneSight testing.  This license agreement has no expiration, but CHMC has the right to terminate the agreement for the uncured breach of any material term of the license agreement.

In 2010, Crescendo Bioscience, Inc. (now our wholly-owned subsidiary) entered into a license agreement with the Oklahoma Medical Research Foundation (the “OMRF”), for the exclusive world-wide right to utilize certain intellectual property rights of OMRF including patent applications relating to what is now Vectra testing.  Under this license agreement we pay OMRF a royalty based on net sales of our Vectra test.  This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2031.  OMRF has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

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

In 2015, Counsyl, Inc. (now a wholly-owned subsidiary of the Company, named Myriad Women’s Health, Inc.) entered into an agreement with Illumina, Inc. (“Illumina”), which granted to Counsyl a non-exclusive license to utilize certain rights held by or licensed to Illumina to intellectual property relating to non-invasive prenatal screening and the Prequel test.  Under this license agreement we pay Illumina a royalty based on the volume of Prequel testing administered by us.  This license runs for the term of the Illumina agreement and, in any event, expires upon expiration of the last to expire patent covered by the Illumina agreement.  Illumina has the right to terminate the agreement for the uncured breach of any material term of the agreement.

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

Food and Drug Administration

Although the Food and Drug Administration (“FDA”) has consistently claimed that it has the authority to regulate laboratory-developed tests (“LDTs”) that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion in not otherwise regulating most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls).  More recently, the FDA has indicated that it will apply a risk-based approach to determine the regulatory pathway for all in-vitro diagnostics (“IVDs”), including IVD companion and complementary diagnostic devices, as it does with all medical devices. Accordingly, the regulatory pathway for a IVD will depend on the level of risk to patients, based on the intended use of the IVD and the controls necessary to provide a reasonable assurance of the IVD’s safety and effectiveness. The two primary types of marketing pathways for medical devices are clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or 510(k), and approval of a premarket approval application, or PMA.  IVD companion diagnostic devices developed for use with drugs will typically utilize the PMA pathway following a clinical trial performed under an investigational device exemption, or IDE, which is required to be completed before the PMA may be submitted.

We are developing companion diagnostic tests for use with drug products in development by pharmaceutical companies, such as our collaborations with pharmaceutical companies on PARP inhibitors for the treatment of ovarian, breast and other cancers.  Companion diagnostic tests are currently subject to regulation by the FDA as medical devices.  The FDA issued Guidance on In-Vitro Companion Diagnostic Devices in July 2014, which is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in-vitro companion diagnostic for the safe and effective use of the product.  The FDA defined an in-vitro companion diagnostic device (“IVD Companion Dx”) as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product.  The FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD Companion Dx in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding companion diagnostic will be developed contemporaneously.  On July 15, 2016, the FDA released a draft guidance entitled, “Principles for Co-development of an In Vitro Companion Diagnostic Device with a Therapeutic Product.  This draft guidance document is intended to be a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic.

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

In December 2014, we obtained premarket approval for BRACAnalysis CDx, which is used as a companion diagnostic test to identify ovarian cancer patients who may benefit from AstraZeneca’s PARP inhibitor Lynparza™ (olaparib). The premarket approval process is a complex, costly and time consuming procedure.  Approvals must be supported by valid scientific evidence, submitted as part of a premarket approval application (“PMA”), which typically requires extensive data, including quality technical, preclinical, clinical and manufacturing data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the companion diagnostic. We are currently collaborating with several pharmaceutical companies, including AstraZeneca, Merck, Pfizer, GSK, AbbVie, and others for additional indications and geographical commercialization opportunities for BRACAnalysis CDx, to evaluate the use of several of our tests as companion diagnostics with other drugs.

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

In May 2016, a complaint was filed with the Office for Civil Rights of the Department of Health and Human Services (“OCR”) by four patients alleging deficiencies in our policies regarding information that must be disclosed to patients as part of a “designated record set” under HIPAA.  We proactively reached out to OCR on these issues to explain our compliance with all applicable regulations and OCR guidance.  On April 26, 2019, OCR sent us a closure letter ending its inquiries, which did not require any further action by the Company.

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

Human Resources

As of June 30, 2019, we have over 2,600 full-time equivalent employees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.  Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Available Information

We are a Delaware corporation with our principal executive offices located at 320 Wakara Way, Salt Lake City, Utah 84108. Our telephone number is (801) 584-3600 and our web site address is www.myriad.com. We make available free of charge through the Investor Relations section of our web site our Corporate Code of Conduct and Ethics, our Audit Committee and other committee charters and our other corporate governance policies, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.   We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

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

•

our ability to develop test candidates and receive any required regulatory approvals, including FDA approval as may be required for existing tests if LDTs become FDA regulated or for new tests such as myChoice HRD testing;

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

As of June 30, 2019, we had $191.8 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2019 our consolidated revenues were $851.1 million, and net cash from operating activities was $83.7 million. To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing. In addition, we entered into an unsecured revolving debt facility (the “Facility”) in December 2016. On July 31, 2018, the Company entered into Amendment No. 1 (as amended, the “Facility”) which effects an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 and the maximum aggregate principal commitment was increased from $300.0 million to $350.0 million. As of June 30, 2019, the balance due under our amended Facility was $235.0 million.

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

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. For example, in May 2011, we completed the acquisition of Rules Based Medicine, Inc., which we renamed Myriad RBM, and are now offering pharmaceutical and clinical services and developing additional product candidates using the acquired technology.  In February 2014, we completed the acquisition of Crescendo Bioscience, Inc., and are now offering molecular diagnostic tests for patients suffering from rheumatoid arthritis and developing additional product candidates in the inflammatory and autoimmune disease area.  In February 2015, we acquired the Clinic and believe the acquisition may facilitate our penetration into the German molecular diagnostic market. In May 2016, we acquired Sividon.  Now as a wholly-owned subsidiary, Sividon will continue to offer EndoPredict testing in the European market, which we offered under an exclusive distribution agreement with Sividon prior to the acquisition.  In August 2016, we acquired Assurex Health, Inc. and are now offering a molecular diagnostic test providing treatment decision support to healthcare providers for mental health patients. In July 2018, we acquired Counsyl, Inc. and believe the acquisition allows for greater entry into the high-growth reproductive testing market, with the ability to become a leader in women’s health genetic testing.  However, these acquisitions may not achieve profitability or generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

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

In May 2016, the European Union (“EU”) formally adopted the General Data Protection Regulation (GDPR), which applies to all EU member states from May 25, 2018. The GDPR introduces stringent new data protection requirements for business activities in the European Union and substantial fines for breaches of the EU data protection rules. The GDPR has increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional procedures to ensure compliance with the new EU data protection rules. The GDPR is a complex law with still evolving regulatory guidance, including with respect to how the GDPR should be applied in the context of clinical studies or other transactions from which we may gain access to personal data.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  These national variations may raise our costs of compliance and result in greater potential legal risks.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA became law. This law substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes and fraud and abuse, which will impact existing state and federal health care programs and will result in the development of new programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. Both Congress and President Trump have expressed their intention to repeal or repeal and replace the ACA, and as a result, certain sections of the ACA have not been fully implemented or were effectively repealed. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. Further, if reimbursement levels are inadequate, our business and results of operations could be adversely affected.

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

We rely on a CLIA-certified and FDA approved laboratory facility in Salt Lake City, Utah to perform most of our molecular diagnostic tests; a CLIA-certified laboratory in South San Francisco, California to perform our Foresight and Prequel tests; a single laboratory facility in Cologne, Germany to perform and produce our EndoPredict test kits; a CLIA-certified lab in Mason, Ohio to perform our GeneSight test; and a CLIA-certified laboratory facility in Austin, Texas to perform our pharmaceutical and clinical testing services. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. In the event our clinical testing facilities were to lose their CLIA certification or other required certifications or licenses or were affected by a man-made or natural disaster, we would be unable to continue our molecular diagnostic and pharmaceutical and clinical services business at current levels to meet customer demands for a significant period of time. Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our molecular diagnostic or pharmaceutical and clinical services business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic or pharmaceutical and clinical services business were interrupted, it would seriously harm our business.

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

As of June 30, 2019, our patent portfolio included issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims protecting our intellectual property rights.  Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for compositions, processes, methods and other inventions that we believe are patentable.  Our ability to preserve our trade secrets, proprietary data bases and other intellectual property is also important to our long-term success.  If our intellectual property is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability.  Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market.  The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

•

Section 216 of the federal Protecting Access to Medicare Act of 2014 (“PAMA”), which requires applicable laboratories to report private payor data in a timely and accurate manner beginning in 2017 and every three years thereafter (and in some cases annually);

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

FDA regulation of our industry generally or our tests specifically could be disruptive to our business.

The FDA has recently increased its attention to marketing of pharmacogenetic tests.  For example, in late 2018, the FDA issued a safety communication regarding “[g]enetic laboratory tests with claims to predict a patient’s response to specific medications, that have not been reviewed by the FDA and may not be supported by clinical evidence.”  Among other tests, the FDA notice cited “genetic tests that claim results can be used to help physicians identify which antidepressant medication would have increased effectiveness or side effects compared to other antidepressant medications” (https://www.fda.gov/medical-devices/safety-communications/fda-warns-against-use-many-genetic-tests-unapproved-claims-predict-patient-response-specific).  As explained by the FDA in its update to this safety communication, the FDA reached out to several firms marketing such pharmacogenetic tests where the FDA believes the relationship between genetic variations and the medication’s effects has not been established, including a warning letter to Inova Genomics Laboratory.

Earlier in 2019, we provided the FDA with clinical evidence and other information to support our GeneSight Psychotropic test.  More recently, the FDA requested changes to the GeneSight test offering, and we have been in ongoing discussions with the FDA regarding its request.  Although we continue to disagree that changes to the test are required, on August 10, 2019 we submitted a proposal regarding the reporting of GeneSight test results to healthcare providers that we believe addresses the FDA’s principal concerns.  We believe this approach should not affect the benefits that we believe are provided by the GeneSight test.  However, we cannot predict with certainty the outcome of our interactions with the FDA or its timing, and whether the ultimate form of the test offering will have an adverse effect on our revenues from the test.

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

We are currently subject to government investigation(s), the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

In June 2016, our wholly-owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting that CBI produce documents relating to entities that  received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third party entities.  The Office of Inspector General subsequently requested additional documentation in December 2017.  CBI has provided to the Office of Inspector General the documents requested and continues to cooperate with any follow-up requests.  We are unable to predict what action, if any, might be taken in the future by the Office of Inspector General or any other regulatory authority as a result of the matters related to this investigation.

While no claims have been made against us with respect to this investigation, the investigations may divert management resources and/or cause us to incur substantial costs, and any unfavorable outcome may have a material adverse effect on our financial condition, results or operations and cash flows.

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

In both domestic and foreign markets, sales of our molecular diagnostic tests or any future diagnostic tests will depend in large part, upon the availability of reimbursement from third-party payors.  Such third-party payors include state and federal health care programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic tests they will pay for and the amounts that they will pay for new molecular diagnostic tests. We have recently experienced price reductions from CMS for some of our products and may experience future price reductions from managed care organizations and other third-party payors. The fact that a diagnostic test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic test will remain approved for reimbursement or that similar or additional diagnostic tests will be approved in the future. Moreover, there can be no assurance that any new tests we launch, such as myRisk Hereditary Cancer, myPath Melanoma and myPlan Lung Cancer, will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio.  As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic tests. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.  Further, beginning in 2018 under PAMA, Medicare reimbursement for any given diagnostic test is based on the weighted-median of the payments made by private payors for such test, rendering private payor payment levels even more significant.  As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of diagnostic tests generally and any given test individually.

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

The market prices for securities of molecular diagnostic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future.  In the two years ended June 30, 2019, our stock price has ranged from $22.07 per share to $50.44 per share.  In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

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

Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of 395,000 square feet of building space in Salt Lake City dedicated to research and development, administration and our laboratory that has received federal certification under CLIA.  Activities related to our oncology, urology, dermatology and women’s health molecular diagnostic business are performed at this location.  The leases on our existing Salt Lake City facilities have terms of five to fifteen years, expiring from 2022 through 2027, and provide for renewal options for up to ten additional years. In addition, in December 2018 we entered into a lease agreement for a building yet to be constructed which shall contain approximately 125,000 square feet of additional office space upon completion. Construction began in July 2019 and we anticipate completion of the building during fiscal 2021.

We also lease approximately 36,000 square feet in Austin, Texas under a lease that expires in June 2020.  This space is dedicated to administration, research and development and the CLIA-certified laboratory.  Activities related to our pharmaceutical and clinical services are performed at this location.

In addition, we lease approximately 93,000 square feet in South San Francisco, California under two leases that expire in April 2025 and September 2025.  This space is dedicated to administration, research and development and the CLIA-certified laboratory for our women’s health business.  Activities related to our autoimmune molecular diagnostic business are also performed at this location.

We also lease approximately 5,000 square feet in Zurich, Switzerland that expires in September 2021.  This space is used for the administration of our international operations.  We also maintain lease agreements for our administrative offices in Paris, France; Milan, Italy; London, United Kingdom; and Munich, Germany.

We also have a lease on an approximately 7,500 square foot facility with laboratory, production and office space in Cologne, Germany expiring in December 2022.

We also have 20 buildings comprising 127,000 square feet in Herrsching, Germany.  Activities related to our pharmaceutical and clinical services are performed at this location.

We also lease 2 spaces in Mason, OH, the leases for which will expire in December 2022 and August 2024 respectively, and one in Toronto, ON Canada, which is month to month, with a total square footage of approximately 34,000.

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

Investigations of the Department of Health and Human Services, Office of Inspector General

In July 2019, we resolved the complaint filed by a qui tam relator in October 2017 in the United States District Court for the District of South Carolina.  The complaint was the basis of the Office of Inspector General (OIG) subpoena dated February 2018 regarding Medicare billing practices relating to the Company’s hereditary cancer testing from 2014 to 2018.  After a 17-month investigation, the Department of Justice declined to intervene in the case.  The Company believes it demonstrated that the key allegations made in the complaint were false.  In order to avoid a lengthy and distracting litigation with the qui tam relator, we entered into a settlement agreement on July 18, 2019 under which we would pay $9.1 million to the qui tam relator in order to settle the matter. That agreement is currently pending an approval by the Office of Inspector General. The Company denies any wrongdoing and does not anticipate any material change in billing practices.

In June 2016, our wholly-owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting that CBI produce documents relating to entities that  received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third party entities.  The Office of Inspector General subsequently requested additional documentation in December 2017.  CBI has provided to the Office of Inspector General the documents requested and continues to cooperate with any follow-up requests.  We are unable to predict what action, if any, might be taken in the future by the Office of Inspector General or any other regulatory authority as a result of the matters related to this investigation. No claims have been made against CBI.

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

Other Legal Proceedings

On August 24, 2018, Assurex Health, Inc. was served with an Amended Complaint which had been filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Civil Action No. 2018 L 004972, by Pipe Trades Services MN Welfare Plan ("Pipe Trades"), as a qui tam relator, on behalf of the State of Illinois, Pipe Trades, and all others similarly situated, purportedly arising from Assurex's alleged violations of the Illinois Insurance Claims Fraud Prevention Act and other causes of action. Pipe Trades seeks certification of a putative class, certification as the purported class representative, and the payment of treble damages allegedly sustained by Pipe Trades and the purported class by reason of the allegations set forth in the amended complaint, plus statutory damages and penalties, plus interest, and legal and other costs and fees. The State of Illinois and Cook County, Illinois, have declined to intervene in the matter. On October 22, 2018, Assurex filed a Motion to Dismiss Plaintiff's Amended Complaint for Lack of Personal Jurisdiction requesting that the amended complaint be dismissed in its entirety, with prejudice, for lack of personal jurisdiction. On July 25, 2019, the court granted our motion in part and denied it in part, with the effect that plaintiffs must file an amended complaint. We intend to continue to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss, if any.

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

Stockholders

As of August 8, 2019, there were approximately 150 stockholders of record of our common stock and, according to our estimates, approximately 28,416 beneficial owners of our common stock.

Equity Compensation Plan Information

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Equity Compensation -- Equity Compensation Plan Information” to be included in the proxy statement for our 2019 Annual Meeting of Stockholders.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

In June 2016, we announced that our board of directors had authorized us to repurchase an additional $200 million of our outstanding common stock increasing the cumulative share repurchase authorization since we first authorized the program in May 2010 to $1.4 billion. In connection with our most recent stock repurchase authorization, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on market conditions.  During the twelve months ended June 30, 2019 the Company used $50.0 to repurchase shares of the Company’s stock as part of an accelerated share repurchase under our most recent stock repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

The details of the activity under our stock repurchase programs during the fiscal quarter ended June 30, 2019, were as follows:

Issuer Purchases of Equity Securities

(in millions, except per share data)

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
April 1, 2019 to April 30, 2019	—	$—	—	110.7
May 1, 2019 to May 31, 2019	—	$—	—	110.7
June 1, 2019 to June 30, 2019	—	$—	—	110.7
Total	—	$—	—	$110.7

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on June 30, 2014 and ending on June 28, 2019 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The Nasdaq Stock Market, Inc. and the Nasdaq Health Care Providers Stock Index during such period.  We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance.  The price of a share of common stock is based upon the closing price per share as quoted on The Nasdaq Global Select Market on the last trading day of the year shown.  The graph lines merely connect year-end values and do not reflect fluctuations between those dates.  The comparison assumes $100 was invested on June 30, 2014 in our common stock and in each of the foregoing indices.  The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/30/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018	6/30/2019
Myriad Genetics, Inc.	100.00	87.33	78.62	66.39	96.02	71.38
Nasdaq Stock Index (U.S.)	100.00	113.13	109.86	139.30	170.37	181.62
Nasdaq Health Care Providers Stocks	100.00	136.01	103.33	122.16	135.38	138.78

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

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2019 and 2018, as well as consolidated statements of operations for the years ended June 30, 2019, 2018 and 2017 and the reports thereon are included elsewhere in this Annual Report on Form 10-K.  The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

We adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the full retrospective transition method and recast results from 2018 and 2017 including interim periods therein. Results from periods prior to 2017 have not been recast for the adoption of this standard.

In millions, except per share amounts	Years Ended June 30,
Consolidated Statement of Operations Data:	2019	2018	2017	2016	2015
Molecular diagnostic testing	$789.4	$690.4	$679.4	$692.4	$694.9
Pharmaceutical and clinical services	61.7	53.3	49.3	48.1	27.6
Total Revenue	851.1	743.7	728.7	740.5	722.5
Costs and expenses:
Cost of molecular diagnostic testing	168.2	148.7	145.2	132.8	132.8
Cost of pharmaceutical and clinical services	32.8	28.5	26.0	24.5	14.6
Research and development expense	85.9	70.8	74.4	70.6	75.5
Change in the fair value of contingent consideration	1.1	(61.2)	(0.8)	—	—
Selling, general and administrative expense	555.5	435.0	439.9	359.2	366.0
Total costs and expenses	843.5	621.8	684.7	587.1	588.9
Operating income	7.6	121.9	44.0	153.4	133.6
Other income (expense):
Interest income	3.2	1.8	1.2	0.9	0.4
Interest expense	(12.0)	(3.2)	(6.0)	(0.3)	(0.2)
Other	1.2	(0.4)	(3.0)	2.0	0.5
Total other income (expense)	(7.6)	(1.8)	(7.8)	2.6	0.7
Income before income taxes	—	120.1	36.2	156.0	134.3
Income tax provision	(4.4)	(13.0)	19.0	38.8	54.5
Net income	4.4	133.1	17.2	117.2	79.8
Net loss attributable to non-controlling interest	(0.2)	(0.2)	(0.2)	—	—
Net income attributable to Myriad Genetics, Inc. stockholders	$4.6	$133.3	$17.4	$117.2	$79.8
Earnings per basic share:
Basic	$0.06	$1.92	$0.25	$1.67	$1.12
Diluted	$0.06	$1.85	$0.25	$1.60	$1.07
Weighted average shares outstanding:
Basic	73.5	69.4	68.3	70.0	71.3
Diluted	76.0	72.0	68.8	73.4	74.5

	As of June 30,
Consolidated Balance Sheet Data:	2019	2018	2017	2016	2015
Cash, cash equivalents and marketable investment securities	$191.8	$211.3	$199.2	$238.9	$185.4
Working capital	230.8	225.4	83.2	229.8	214.3
Total assets	1,562.7	1,175.3	1,207.9	867.2	765.6
Stockholders’ equity	1,088.9	966.1	767.0	739.6	661.7

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, ITEM 6 of this Report and the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company.

Overview

Our consolidated revenues consist primarily of sales of molecular diagnostic tests and pharmaceutical and clinical services through our wholly-owned subsidiaries.  During the year ended June 30, 2019, we reported total revenues of $851.1 million, net income attributable to Myriad Genetics, Inc. stockholders of $4.6 million and diluted earnings per share of $0.06 that included income tax benefit of $4.4 million.

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

Business Highlights

During fiscal year 2019, our revenue increased by 14 percent. Importantly, Myriad’s core hereditary cancer franchise returned to growth this fiscal year growing two percent relative to fiscal year 2018 and growing for the first time in the last five fiscal years.

We also set a new record with approximately 800,000 non-hereditary cancer tests performed in the fiscal year which represented approximately 75 percent of total test volume and 46 percent of revenue. This compares favorably to fiscal year 2013, when only one percent of total test volume and one percent of revenue was associated with non-hereditary cancer tests, and reflects the significant diversification of revenue over the last six fiscal years. During fiscal year 2019 we also completed the acquisition of Counsyl, a leader in prenatal testing allowing our entry into the $4 billion U.S. prenatal testing market.

In connection with our initiative to increase reimbursement, during fiscal year 2019, we published the GUIDED study, our landmark study for GeneSight, which demonstrated the ability of GeneSight to improve outcomes in patients with major depressive disorder with a 50 percent increase in remission rates and a 30 percent increase in response rates relative to standard of care therapy. We submitted an updated dossier with the GUIDED study data to commercial insurers and are in the process of undergoing technical assessment with major commercial insurers. During fiscal year 2019, we also announced positive coverage decisions from CareFirst Blue Cross Blue Shield and Kroger Prescription Plans. With respect to the prenatal business, we published the first clinical evidence supporting a broader set of genes for prenatal carrier screening using data from over 55,000 patients and plans to utilize the data to support broader coverage for expanded carrier screening. Additionally, we received a final local coverage decision from Medicare for our myPath Melanoma diagnostic test in fiscal year 2019.

During fiscal year 2019, we received two new companion diagnostic indications in Japan for metastatic breast cancer and ovarian cancer. Additionally, we submitted premarket approval applications in the United States for BRACAnalysis CDx in pancreatic cancer and myChoice HRD in advanced ovarian cancer with anticipated approvals in late calendar year 2019.

Results of Operations

Years Ended June 30, 2019, 2018 and 2017

Revenue

	Years Ended June 30,			Change
(In millions)	2019	2018 (a)	2017 (a)	2019	2018 (a)
Revenue	$851.1	$743.7	$728.7	$107.4	$15.0

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

In 2019, the increase in revenue was primarily due to the inclusion of $104.9 million in Prenatal revenue due to the acquisition of Counsyl, an increase of $8.4 million in Pharmaceutical and Clinical Service revenue due to increased volumes, an increase of $8.3 million in Hereditary Cancer Testing due to increased volumes, a $4.0 million increase in Prolaris revenue due to increased volumes and reimbursement, and a $1.6 million increase in EndoPredict revenue due to increased volumes. The increases were partially offset by decreases of $12.3 million in Genesight revenue due to reduced reimbursement, and a $6.9 million decrease in Vectra revenue due to lower volumes.

In 2018, the increase in revenue was primarily driven by an increase of $46.5 million in Genesight revenue due to increased volumes as well as the inclusion of a full year of revenue from Assurex, a $13.5 million increase in Vectra due to increased volumes and reimbursement, a $8.8 million increase in Prolaris due to increased volumes and reimbursement and a $1.2 million increase in EndoPredict revenue from increased volumes.  This increase was partially offset by a decrease of $69.0 million in Hereditary Cancer Testing primarily due to reduced reimbursement for our hereditary cancer tests.

The following table presents additional detail regarding the composition of our total revenue:

	Years Ended June 30,			Change		% of Total Revenue
(In millions)	2019	2018 (a)	2017 (a)	2019	2018 (a)	2019	2018 (a)	2017 (a)
Molecular diagnostic revenues:
Hereditary Cancer Testing	$479.7	$471.4	$525.5	$8.3	$(54.1)	56%	63%	72%
GeneSight	112.6	124.9	78.4	(12.3)	46.5	13%	17%	11%
Prenatal	104.9	—	—	104.9	—	12%	—	—
Vectra	48.3	55.2	45.2	(6.9)	10.0	6%	7%	6%
Prolaris	25.5	21.5	11.1	4.0	10.4	3%	3%	2%
EndoPredict	10.4	8.8	7.7	1.6	1.1	1%	1%	1%
Other	8.0	8.6	11.5	(0.6)	(2.9)	1%	1%	2%
Total molecular diagnostic revenue	789.4	690.4	679.4	99.0	11.0
Pharmaceutical and clinical service revenue	61.7	53.3	49.3	8.4	4.0	7%	7%	7%
Total revenue	$851.1	$743.7	$728.7	$107.4	$15.0	100%	100%	100%

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

Cost of Sales

	Years Ended June 30,			Change
(In millions)	2019	2018	2017	2019	2018
Cost of Sales	$201.0	$177.2	$171.2	$23.8	$6.0
Cost of sales as a % of Sales	23.6%	23.8%	23.5%

Cost of sales as a percentage of revenues decreased slightly from 23.8% to 23.6% during fiscal year 2019 compared to fiscal year 2018.  The decrease was primarily driven by the implementation of efficiency programs in our DNA, RNA, and protein based laboratories.  These decreases were partially offset by lower gross margins associated with the Counsyl business and reduction of reimbursement related to Hereditary Cancer and GeneSight.

Cost of sales as a percentage of revenues increased from 23.5% to 23.8% during fiscal 2018 compared to fiscal 2017.  The increase was primarily driven by a change in existing product mix, lower fixed-cost absorption from lower hereditary cancer revenues and reduced hereditary cancer reimbursement.

Research and Development Expenses

	Years Ended June 30,			Change
(In millions)	2019	2018	2017	2019	2018
R&D expense	$85.9	$70.8	$74.4	$15.1	$(3.6)
R&D expense as a % of Sales	10.1%	9.5%	10.2%

In 2019, R&D expense increased compared to the same period in the prior year primarily driven by $17.3 million in costs related to the inclusion of Counsyl. This increase was partially offset by a reduction in costs related to internal development of existing products.

In 2018, R&D expense decreased compared to the same period in the prior year primarily due to $2.9 million reduction in costs related to product and clinical development and $0.7 million reduction in share-based compensation.

Change in the Fair Value of Contingent Consideration

	Years Ended June 30,			Change
(In millions)	2019	2018	2017	2019	2018
Change in the fair value of contingent consideration	$1.1	$(61.2)	$(0.8)	$62.3	$(60.4)
Change in the fair value of contingent consideration as a % of Sales	0.1%	-8.2%	-0.1%

In 2019, the increase in the change in fair value of contingent consideration compared to the prior year is primarily due to an increase in the fair value of contingent consideration related to the Sividon acquisition as well as the one-time benefit received in the prior year resulting from not having to pay the clinical trial milestone associated with the GUIDED study.

In 2018, the decrease in the change in fair value of contingent consideration compared to the prior year is primarily due to a $73.3 million decrease due to the Assurex randomized control trial not meeting its primary endpoint during the quarter ended December 31, 2017, which resulted in the Company not being required to pay the related milestone as defined in the acquisition agreement.  This was partially offset by increases in the fair value of other Assurex and Sividon contingent consideration liabilities.

Selling, General and Administrative Expenses

	Years Ended June 30,			Change
(In millions)	2019	2018 (a)	2017 (a)	2019	2018 (a)
SG&A expense	$555.5	$435.0	$439.9	$120.5	$(4.9)
SG&A expense as a % of Sales	65.3%	58.5%	60.4%

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

In 2019, the increase in SG&A expense compared to the prior year is primarily due to $55.0 million in costs related to the inclusion of Counsyl, $22.1 million of Counsyl amortization, $20.8 million in costs related to the acquisition and integration of Counsyl, $9.1 million related to the settlement of the complaint filed by a qui tam relator, and additional spend related to improving our IT infrastructure.

In 2018, the decrease in SG&A expense compared to the prior year is primarily due to a $10.3 million related to integration activities and net savings related to our Elevate 2020 initiative, which is our company-wide efficiency program, a $6.7 million decrease in sales and marketing expense. These decreases were partially offset by an $8.3 million from the inclusion of Assurex for a full year and $4.0 million increase in amortization expense mainly related to the Assurex acquisition.

Other Income

	Years Ended June 30,			Change
(In millions)	2019	2018	2017	2019	2018
Other Income (expense)	$(7.6)	$(1.8)	$(7.8)	$(5.8)	$6.0

In 2019, the increase in other expense compared to the prior year was primarily driven by an increase in interest expense related to the debt incurred to fund the acquisition of Counsyl.  This was partially offset by increased interest income.

In 2018, the increase in other expense compared to the prior year was primarily driven by the non-recurrence of the $2.4 million impairment of our RainDance investment, a one-time $0.9 million indirect tax expense and $1.3 million loss on extinguishment of debt which were recognized in the prior year.  Other income also increased as a result of a $2.8 million reduction in interest expense.

Income Tax Expense

	Years Ended June 30,			Change
(In millions)	2019	2018 (a)	2017 (a)	2019	2018 (a)
Income tax expense/(benefit)	$(4.4)	$(13.0)	$19.0	$8.6	$(32.0)
Effective tax rate	-14107.7%	-10.7%	52.4%

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3.5%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the year ended June 30, 2019 is $4.4 million for an effective tax rate of (14,107.7%).  The decrease in the effective rate as compared to the prior year is due to $32 million one-time Tax Act benefit in the prior year, disregarded election of foreign entities, amended filing and method changes, and statute lapse of uncertain tax positions.  Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options also impacted the current and prior year effective tax rate.

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

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	Years Ended June 30,			Change
(In millions)	2019	2018	2017	2019	2018
Cash and cash equivalents	$93.2	$110.9	$102.4	$(17.7)	$8.5
Marketable investment securities	43.7	69.7	48.3	(26.0)	21.4
Long-term marketable investment securities	54.9	30.7	48.5	24.2	(17.8)
Cash, cash equivalents and marketable investment securities	$191.8	$211.3	$199.2	$(19.5)	$12.1

In 2019, the decrease in cash, cash equivalents and marketable investment securities was driven by $286.4 million in cash used in investing activities primarily related to $278.5 million of cash used in the acquisition of Counsyl. This decrease was partially offset by an increase in cash of $182.3 million related to financing activities primarily related to a $225.0 million net increase in proceeds from the Facility and an increase in cash provided by operating activities of $83.7 million.

In 2018, the increase in cash, cash equivalents and marketable investment securities was primarily driven by $199.5 million in cash provided by operating activities, excluding contingent consideration, $53.0 million in distributions from our Facility and $36.9 million in proceeds from issuance of common stock from share-based compensation plans.  These were partially offset by $143.0 million in payments towards our Facility, $65.1 million payout of contingent consideration related to the Assurex acquisition ($22.7 million of which was classified as operating cash flow and $42.4 million which was classified as financing cash flow) $60.9 million in changes in the fair value of contingent consideration and $9.8 million in cash used in investing activities.

The following table represents the condensed cash flow statement:

	Years Ended June 30,			Change
(In millions)	2019	2018 (a)	2017 (a)	2019	2018 (a)
Cash flows from operating activities	$83.7	$115.9	$106.2	$(32.2)	$9.7
Cash flows from investing activities	(286.4)	(11.6)	(146.3)	(274.8)	134.7
Cash flows from financing activities	182.3	(95.0)	71.8	277.3	(166.8)
Effect of foreign exchange rates on cash and cash equivalents	2.7	(0.8)	2.2	3.5	(3.0)
Net increase (decrease) in cash and cash equivalents	(17.7)	8.5	33.9	(26.2)	(25.4)
Cash and cash equivalents at the beginning of the year	110.9	102.4	68.5	8.5	33.9
Cash and cash equivalents at the end of the year	$93.2	$110.9	$102.4	$(17.7)	$8.5

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

Cash Flows from Operating Activities

In 2019, the primary driver of the decrease in cash flows from operating activities was the $107.5 million decrease in net income excluding contingent consideration and a $45.6 million change in assets and liabilities.  These were partially offset by a $142.1 million increase related to non-cash charges.

In 2018, the primary driver of the increase in cash flows from operating activities was the $110.6 million increase in net income and an $13.2 million change in assets and liabilities.  These were partially offset by a $91.3 million reduction in non-cash charges and $22.7 million in contingent consideration payouts.

Cash Flows from Investing Activities

In 2019, the decrease in cash flows from investing activities was primarily driven by the $278.5 million of cash used for the purchase of Counsyl.

In 2018, the increase in cash flows from investing activities was primarily driven by the $216.1 million of cash used for the purchase of Assurex in the prior fiscal year.  This was partially offset by a $76.5 million reduction in net proceeds of marketable investment securities.

Cash Flows from Financing Activities

In 2019, the increase in cash flows from financing activities was driven primarily by a $225.0 million increase in net proceeds from the Facility and the prior year’s $42.4 million payment of contingent consideration related to the Assurex acquisition. These were partially offset by a $50 million reduction in cash used for share repurchase and $28.2 million decrease in proceeds from common stock issued under share-based compensation plans.

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

Contractual Obligations

The following table represents our contractual obligations as of June 30, 2019:

		Less Than	1-3	3-5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years
Purchase obligations	$11.1	$10.2	$0.9	$—	$—
Operating Leases	85.5	15.1	27.2	24.1	19.1
Total	96.6	25.3	28.1	24.1	19.1

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” continue,” “likely,” “will,” “strategy, “goal”  and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to successfully transition from our existing product portfolio to our new tests; risks related to changes in governmental or private insurers reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decisions in Mayo Collab. Servs. v. Prometheus Labs., Inc., 566 U.S. 66 (2012), Ass’n for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 576 (2013), and Alice Corp. v. CLS Bank Int’l, 573 U.S. 208 (2014); risks of new, changing and competitive technologies and regulations in the United States and internationally; the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements; the risk that we will be unable to pay, when due, amounts due under our credit or lending agreements; and other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report.

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

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	revenue recognition;
•	goodwill; and
•	income taxes.

Revenue Recognition.  Effective July 1, 2018, we adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the full retrospective transition method of adoption.

Under Topic 606, revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to a customer. We exclude sales, use, value-added, and other taxes we collect on behalf of third parties from revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To meet the requirements of Topic 606 and accurately present the consideration received in exchange for promised services, we applied the prescribed five-step model outlined below:

1.	Identification of a contract or agreement with a customer
2.	Identification of our performance obligations in the contract or agreement
3.	Determination of the transaction price
4.	Allocation of the transaction price to the performance obligations
5.	Recognition of revenue when, or as, we satisfy a performance obligation

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

Myriad generates revenue by performing molecular diagnostic testing and pharmaceutical and clinical services. Revenue from the sale of molecular diagnostic tests and pharmaceutical and clinical services is recorded at the estimated transaction price. The Company has determined that the communication of test results or the completion of clinical and pharmaceutical services indicates transfer of control for revenue recognition purposes.

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

In addition, the Company considers all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. In determining the expected value, the Company considers the probability of the variable consideration for each possible scenario. The Company also has significant experience with historical discount patterns and uses this experience to estimate transaction prices.

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

We have recorded goodwill of $417.2 million from the acquisitions of Counsyl that was completed on July 31, 2018, Assurex that was completed on August 31, 2016, Sividon that was completed on May 31, 2016, the Clinic that was completed on February 27, 2015, Crescendo that was completed on February 28, 2014 and Myriad RBM that was completed on May 31, 2011.  Of this goodwill, $351.6 million is related to our molecular diagnostic segment for Crescendo, Sividon, Assurex and Counsyl and $65.6 million for Myriad RBM and the Clinic related to our other segment (see note 16 for segment descriptions).  We qualitatively evaluated the Counsyl and Myriad RBM reporting units for impairment noting no indicators of impairment from the date of acquisition.

We measured the fair value of Assurex utilizing the market approach and also utilizing the discounted cash flow method under the income approach.  The income approach considered management’s business plans and projections as the basis for expected cash flows for the next fifteen years and a 2% long-term growth rate. We also used a weighted average discount rate of 14%. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects of each unit.  We noted the fair value of the Assurex reporting unit exceeded its carrying value by 177% using these assumptions described above.

We measured the fair value of Crescendo utilizing the market approach and also utilizing the discounted cash flow method under the income approach.  The income approach considered management’s business plans and projections as the basis for expected cash flows for the next fifteen years and a 2% long-term growth rate. We also used a weighted average discount rate of 15.5%. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects of each unit.  We noted the fair value of the Crescendo reporting unit exceeded its carrying value by 12% using these assumptions described above. A 4.5% increase to the discount rate would change the calculated balance by $32.1 million which could cause an impairment.

We measured the fair value of the Clinic utilizing the market approach and also utilizing the discounted cash flow method under the income approach. This considered management’s plans and projections as the basis for expected cash flows for the next five years using a 3% long-term growth rate.  We also used a weighted discount rate of 6%. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects of each unit.  We noted the fair value of the Clinic reporting unit exceeded its carrying value by 14%. A 1.75% decrease in projected revenues would change the calculated balance by $4.5 million which could cause an impairment.

We measured the fair value of Sividon utilizing the market approach and also utilizing the discounted cash flow method under the income approach. This considered management’s plans and projections as the basis for expected cash flows for the next thirteen years using a 3% long-term growth rate.  We also used a discount rate of 15%. Other significant estimates used in the analysis include the profitability of the respective reporting unit and working capital effects of each unit.  We noted the fair value of the Sividon reporting unit exceeded its carrying value by 93%.  We also measured the fair value of the Sividon IPR&D intangible asset using the multi-period excess earning method.  The multi-period excess earning method is a variation of the income approach that estimates the assets value based on present value of the incremental after-tax cash flow attributable only to the intangible assets. This considered management’s expectation of successful product development as well as plans and projections as the basis for expected cash flows for the next eighteen years.  We also used a discount rate of 16%. We noted that the fair value of the Sividon IPR&D exceeded its carrying value by 12%. A 2.0% increase to the discount rate would change the calculated balance by $2.2 million which could cause an impairment.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in Item 8 of this Report for a description of recent accounting pronouncements.

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

As of June 30, 2019 we had $0.4 million in unrealized gains in our investment portfolio.  For the year ended June 30, 2019 we have experienced fluctuations in our portfolio value primarily from our investments in bonds of various municipalities.   If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would have resulted in an increase in the fair value of our net investment position of approximately $0.3 million and a decrease in the fair value of our net investment position of approximately $0.3 million as of June 30, 2019 and 2018, respectively. We do not utilize derivative financial instruments to manage our interest rate risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myriad Genetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 13, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment evaluation of goodwill and indefinite-lived intangible assets
Description of the Matter

At June 30, 2019, the Company’s goodwill and indefinite-lived intangible asset balances, consisting of in-process research and development (IPR&D), were $417.2 million and $23.0 million, respectively. As discussed in Note 5 of the financial statements, goodwill and IPR&D are tested for impairment at least annually. Auditing management’s annual impairment tests was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of IPR&D assets. Specifically, the fair value estimates for goodwill were sensitive to significant assumptions including the estimation of expected cash flows, discount rate, and long-term growth rates. The fair value estimate for IPR&D was sensitive to significant assumptions including the probability of successful product development, expected cash flows and discount rate. The fair value estimates of goodwill and IPR&D are affected by such factors as industry performance, market saturation and opportunity, changes in technology and operating cash flows.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible asset impairment review processes. For example, we tested controls over the quantitative impairment analyses of goodwill and IPR&D, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the Company’s reporting units and IPR&D assets, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology used, evaluating the prospective financial information utilized in the valuations, evaluating the Company’s estimate relating to the successful development of its IPR&D assets, and involving our valuation specialists to assist in testing certain significant assumptions described above, such as discount rates and long-term growth rates. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and IPR&D assets that would result from changes in the assumptions.

Measurement of molecular diagnostic testing revenue
Description of the Matter

During the year ended June 30, 2019, the Company’s molecular diagnostic testing revenue was $789.4 million. As discussed in Note 1 of the financial statements, molecular diagnostic testing revenue is recognized when the performance obligation is complete. Auditing the measurement of the Company’s molecular diagnostic testing revenue was complex and judgmental due to the significant estimation required in estimating the amount that would be collected for each test. In particular, the estimate of revenue is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collection from third-party payors.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process. As part of our testing, we considered controls over management’s review of the significant assumptions above and inputs used in the determination of the expected amount. We also tested controls used by management to compare the current and historical data used in making the estimates for completeness and accuracy.

Our audit procedures over the Company’s molecular diagnostic testing revenue included, among others, assessing valuation methodologies and models and testing the significant assumptions above and the underlying data used by the Company in its analysis. We agreed transactions selected for testing back to the actual customer contract terms. We compared the significant assumptions above and inputs used by management to changes in the Company’s contracted rates, third-party payor collection trends, and other relevant factors. We assessed the historical accuracy of the cash collections used in the Company’s revenue models and assessed the completeness of adjustments to estimates of future cash collections as a result of significant contract amendments, changes in collection trends and changes in payor behavior.

Valuation of intangibles assets in acquisition of Counsyl, Inc.
Description of the Matter

On July 31, 2018, the Company completed its acquisition of Counsyl, Inc. (Counsyl) and recognized $290.0 million of technology-related intangible assets as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination. Auditing the Company's valuation of intangible assets from the acquisition of Counsyl was complex due to the significant estimation required by management to determine the fair value of the intangible assets. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions utilized in the measurement of the fair value of the technology-related intangible assets. The Company used a discounted cash flow model to measure the technology-related intangible assets. The significant assumptions used in the model to estimate the value of the intangible assets included projected cash flows, discount rate, and long-term growth rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of intangible assets related to the acquisition. For example, we tested controls over the recognition and measurement of the technology-related intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the technology-related intangible assets, we performed audit procedures that included, among others, testing the significant assumptions used in the model. We also involved our valuation specialists to assist in our evaluation of certain significant assumptions described above, such as discount rate and long-term growth rate utilized in the valuation of the intangible assets. We also evaluated the prospective financial information utilized in the valuations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Salt Lake City, UT

August 13, 2019

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions)

	Years Ended June 30,
	2019	2018 (a)
ASSETS
Current assets:
Cash and cash equivalents	$93.2	$110.9
Marketable investment securities	43.7	69.7
Prepaid expenses	16.6	9.4
Inventory	31.4	34.3
Trade accounts receivable	133.9	99.5
Prepaid taxes	25.1	—
Other receivables	4.7	3.8
Total current assets	348.6	327.6
Property, plant and equipment, net	57.3	43.2
Long-term marketable investment securities	54.9	30.7
Intangibles, net	684.7	455.2
Goodwill	417.2	318.6
Total assets	$1,562.7	$1,175.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33.3	$26.0
Accrued liabilities	78.9	68.3
Short-term contingent consideration	3.4	5.3
Deferred revenue	2.2	2.6
Total current liabilities	117.8	102.2
Unrecognized tax benefits	21.7	24.9
Other long-term liabilities	7.8	6.3
Contingent consideration	10.4	9.2
Long-term debt	233.5	9.3
Long-term deferred taxes	82.6	57.3
Total liabilities	473.8	209.2
Commitments and contingencies
Stockholders’ equity:
Common stock, 73.5 and 70.6 shares outstanding at June 30, 2019 and 2018 respectively	0.7	0.7
Additional paid-in capital	1,068.0	915.4
Accumulated other comprehensive loss	(5.4)	(4.1)
Retained earnings	25.6	54.1
Total Myriad Genetics, Inc. stockholders' equity	1,088.9	966.1
Non-controlling interest	—	—
Total stockholders' equity	1,088.9	966.1
Total liabilities and stockholders’ equity	$1,562.7	$1,175.3

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per share amounts)

	Years Ended June 30,
	2019	2018 (a)	2017 (a)
Molecular diagnostic testing	$789.4	$690.4	$679.4
Pharmaceutical and clinical services	61.7	53.3	49.3
Total revenue	851.1	743.7	728.7
Costs and expenses:
Cost of molecular diagnostic testing	168.2	148.7	145.2
Cost of pharmaceutical and clinical services	32.8	28.5	26.0
Research and development expense	85.9	70.8	74.4
Change in the fair value of contingent consideration	1.1	(61.2)	(0.8)
Selling, general, and administrative expense	555.5	435.0	439.9
Total costs and expenses	843.5	621.8	684.7
Operating income	7.6	121.9	44.0
Other income (expense):
Interest income	3.2	1.8	1.2
Interest expense	(12.0)	(3.2)	(6.0)
Other	1.2	(0.4)	(3.0)
Total other income (expense):	(7.6)	(1.8)	(7.8)
Income before income tax	—	120.1	36.2
Income tax provision (benefit)	(4.4)	(13.0)	19.0
Net income	4.4	133.1	17.2
Net loss attributable to non-controlling interest	(0.2)	(0.2)	(0.2)
Net income attributable to Myriad Genetics, Inc. stockholders	$4.6	$133.3	$17.4
Earnings per share:
Basic	$0.06	$1.92	$0.25
Diluted	$0.06	$1.85	$0.25
Weighted average shares outstanding:
Basic	73.5	69.4	68.3
Diluted	76.0	72.0	68.8

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In millions)

	Years Ended June 30,
	2019	2018 (a)	2017 (a)
Net income attributable to Myriad Genetics, Inc. stockholders	$4.6	$133.3	$17.4
Unrealized gain (loss) on available-for-sale securities, net of tax	1.2	(0.4)	(0.6)
Change in pension liability	0.6	0.3	0.2
Change in foreign currency translation adjustment	(3.1)	1.6	4.4
Comprehensive income	$3.3	$134.8	$21.4

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions)

			Accumulated	Retained	Myriad
		Additional	other	earnings	Genetics, Inc.
	Common	paid-in	comprehensive	(accumulated	Stockholders’
	stock	capital	loss	deficit)	equity
BALANCES AT JUNE 30, 2016 (a)	$0.7	$830.1	$(9.5)	$(79.6)	$741.7
Issuance of common stock under share-based compensation plans	—	6.0	—	—	6.0
Share-based payment expense	—	29.9	—	—	29.9
Repurchase and retirement of common stock	—	(14.6)	—	(17.0)	(31.6)
Net income	—	—	—	17.4	17.4
Other comprehensive loss, net of tax	—	—	4.0	—	4.0
BALANCES AT JUNE 30, 2017 (a)	$0.7	$851.4	$(5.5)	$(79.2)	$767.4
Issuance of common stock under share-based compensation plans	—	36.9	—	—	36.9
Share-based payment expense	—	27.1	—	—	27.1
Net income	—	—	—	133.3	133.3
Other comprehensive income, net of tax	—	—	1.4	—	1.4
BALANCES AT JUNE 30, 2018 (a)	$0.7	$915.4	$(4.1)	$54.1	$966.1
Issuance of common stock under share-based compensation plans	—	136.0	—	—	136.0
Share-based payment expense	—	33.5	—	—	33.5
Repurchase and retirement of common stock		(16.9)		(33.1)	(50.0)
Net income	—	—	—	4.6	4.6
Other comprehensive income, net of tax	—	—	(1.3)	—	(1.3)
BALANCES AT JUNE 30, 2019	$0.7	$1,068.0	$(5.4)	$25.6	$1,088.9

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Years Ended June 30,
	2019	2018 (a)	2017 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Myriad Genetics, Inc. stockholders	$4.6	$133.3	$17.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.0	54.4	48.3
Non-cash interest expense	0.4	0.2	0.4
Gain on disposition of assets	(0.9)	(0.2)	(0.3)
Share-based compensation expense	33.5	27.1	29.9
Impairment of cost basis investment	—	—	2.4
Loss on extinguishment of debt	—	—	1.3
Deferred income taxes	18.6	(23.5)	0.8
Unrecognized tax benefits	(5.5)	(0.3)	1.2
Change in fair value of contingent consideration	(1.4)	(60.9)	(0.8)
Payment of contingent consideration	(1.5)	(22.7)	—
Changes in assets and liabilities:
Prepaid expenses	(3.2)	3.3	7.8
Trade accounts receivable	(18.2)	(9.1)	0.5
Other receivables	(0.7)	1.1	(4.0)
Inventory	8.0	7.9	(1.2)
Prepaid taxes	(25.1)	—	3.4
Accounts payable	1.1	4.0	(3.0)
Accrued liabilities	1.5	1.4	1.2
Deferred revenue	(0.5)	(0.1)	0.9
Net cash provided by operating activities	83.7	115.9	106.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8.6)	(8.4)	(6.1)
Acquisitions, net of cash acquired	(278.5)	—	(216.1)
Sale of cost basis investment	—	—	2.6
Purchases of marketable investment securities	(78.5)	(80.9)	(87.5)
Proceeds from maturities and sales of marketable investment securities	79.2	77.7	160.8
Net cash used in investing activities	(286.4)	(11.6)	(146.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	8.7	36.9	6.0
Proceeds from revolving credit facility	340.0	53.0	204.0
Repayment of revolving credit facility	(115.0)	(143.0)	(105.0)
Net proceeds from term loan	—	—	199.0
Repayment of term loan	—	—	(200.0)
Payment of contingent consideration recognized at acquisition	—	(42.4)	—
Fees associated with restructure of debt	(1.4)	—	(0.6)
Repurchase and retirement of common stock	(50.0)	—	(31.6)
Proceeds from non-controlling interest	—	0.5	—
Net cash provided by (used in) financing activities	182.3	(95.0)	71.8
Effect of foreign exchange rates on cash and cash equivalents	2.7	(0.8)	2.2
Net increase (decrease) in cash and cash equivalents	(17.7)	8.5	33.9
Cash and cash equivalents at beginning of year	110.9	102.4	68.5
Cash and cash equivalents at end of year	$93.2	$110.9	$102.4

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Myriad Genetics, Inc. and subsidiaries (collectively, the Company) is a leading personalized precision medicine company acting as a trusted advisor to transform patient lives through pioneering molecular diagnostics. The Company employs a number of proprietary technologies, including DNA, RNA and protein analysis, that help it to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. The Company uses this information to guide the development of new molecular diagnostic and companion diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine).  The Company generates revenue by performing molecular diagnostic tests as well as by providing pharmaceutical and clinical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology.  The Company’s corporate headquarters are located in Salt Lake City, Utah.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the fiscal years ended June 30, 2019, 2018 and 2017.

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

Trade Accounts Receivable

Trade accounts receivable represents amounts billed to customers for revenue recognized related to molecular diagnostic tests and pharmaceutical and clinical services. The Company does not have any off-balance-sheet credit exposure related to its customers and does not require collateral.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (“Topic 606”).  Under Topic 606, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard as of July 1, 2018, utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented.

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

	Years Ended June 30,
	2019	2018
Deferred revenue - beginning balance	$2.6	$2.6
Revenue recognized	(7.9)	(14.0)
Prepayments	7.5	14.0
Deferred revenue - ending balance	$2.2	$2.6

Myriad generates revenue by performing molecular diagnostic testing and pharmaceutical and clinical services. Revenue from the sale of molecular diagnostic tests and pharmaceutical and clinical services is recorded at the estimated transaction price. The Company has determined that the communication of test results or the completion of clinical and pharmaceutical services indicates transfer of control for revenue recognition purposes.

In accordance with ASU 2014-09, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, periodically the Company enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical and clinical services that may have terms longer than one year and include multiple performance obligations. As of June 30, 2019, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $3.2.

Significant judgments are required in determining the transaction price and satisfying performance obligations under the new revenue standard. The Company provides discounts such as financial assistance programs and volume discounts to their patients.  In determining the transaction price, Myriad includes an estimate of the expected amount of consideration as revenue. The Company applies this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled. The estimate of revenue is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collection from third-party payors. An estimate of transaction price does not include any estimated amount of variable consideration that are constrained. The Company applies the expected value method for sales where the Company has a large number of contracts with similar characteristics.

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

During the three and twelve months ended June 30, 2019, the Company recognized a $7.6 decrease and $2.6 increase respectively, in revenue for tests in which the performance obligation of delivering the tests results was met in prior periods.  The changes were primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third party payors.

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

The adoption of Topic 606 affected the Company’s consolidated balance sheets and statements of comprehensive income, due to fact that amounts that have historically been classified as bad debt expense are now reflected as a reduction of the transaction price and, therefore, a reduction in revenue. See “Recently Adopted Standards” for additional information on the impact of the adoption on prior periods presented.

The following table represents the Company’s revenue by type for the years ended June 30, 2019, 2018 and 2017 (in thousands):

	Years Ended June 30,
(In millions)	2019	2018 (a)	2017 (a)
Molecular diagnostic revenues:
Hereditary Cancer Testing	$479.7	$471.4	$525.5
GeneSight	112.6	124.9	78.4
Prenatal	104.9	—	—
Vectra	48.3	55.2	45.2
Prolaris	25.5	21.5	11.1
EndoPredict	10.4	8.8	7.7
Other	8.0	8.6	11.5
Total molecular diagnostic revenue	789.4	690.4	679.4
Pharmaceutical and clinical service revenue	61.7	53.3	49.3
Total revenue	$851.1	$743.7	$728.7

(a)	Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606)

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Years Ended June 30,
	2019	2018	2017
Denominator:
Weighted-average shares outstanding used to compute basic EPS	73.5	69.4	68.3
Effect of dilutive stock options	2.5	2.6	0.5
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	76.0	72.0	68.8

Certain outstanding options and RSUs were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Years Ended June 30,
	2019	2018	2017
Anti-dilutive options and RSUs excluded from EPS computation	0.8	—	7.0

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

The following table shows the cumulative translation adjustments included in accumulated other comprehensive income/(loss):

Ending balance June 30, 2018	$(4.1)
Period translation adjustments	(3.1)
Ending balance June 30, 2019	(7.2)

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires Company management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of fixed assets, valuation allowances for receivables and deferred income tax assets, certain accrued liabilities, share-based compensation, valuation of intangible assets from acquisitions and impairment analysis of goodwill and intangible assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Standards Effective in Future Years and Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The guidance is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard also requires entities to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2020.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). Under ASU 2018-11, entities have the option of initially applying Topic 842 at the adoption date, rather than at the beginning of the earliest comparative period presented and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company has elected this transition method and will use July 1, 2019 as the date of initial application of ASU 2018-11.

The new standard provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients to not reassess prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. The Company has also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use (“ROU”) assets based on all facts and circumstances through the effective date of the new standard. The new standard also provides practical expedients for ongoing lease accounting. The Company has elected the recognition exemption for short-term leases for all leases that qualify. Under this exemption, the Company will not recognize ROU assets or lease liabilities for those leases that qualify as a short-term lease (leases with lease terms of 12 months or less), which includes not recognizing ROU assets or lease liabilities for existing short-term leases in transition. The Company also has elected the practical expedient to not separate lease and non-lease components for any of its leases within its existing classes of assets with the exception of its vehicle leases.

The Company expects that this standard will have a material effect on the financial statements. While it continues to assess all of the effects of adoption, the most significant effects will relate to (a) the recognition of ROU assets on the balance sheet ranging from $68 to $75 million and lease liabilities on the balance sheet ranging from $73 to $79 million in relation to existing operating lease agreements; and (b) providing significant new disclosures about leasing activities.

Recently Adopted Standards

The Company adopted Topic 606 as of July 1, 2018, utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. The adoption of Topic 606 affected the Company’s consolidated balance sheets and statements of comprehensive income, due to fact that amounts that have historically been classified as bad debt expense are now reflected as a reduction of the transaction price and, therefore, a reduction in revenue. The Company has elected to apply the practical expedient related to costs to obtain or fulfill a contract since the amortization period for such costs will be one year or less. Accordingly, no costs incurred to obtain or fulfill a contract have been capitalized. The Company has also elected to apply the practical expedient for not adjusting revenue recognized for the effects of the time value of money. This practical expedient has been elected because the Company collects very little cash from customers under payment terms and vast majority of payments terms have a payback period of less than one year.

Impact of Recently Adopted Standards

The Company recast certain prior period amounts to conform with the adoption of Topic 606, as shown in the table below (in thousands):

	FY2018			FY2017
	As Reported	Adjusted for ASC 606	As Adjusted	As Reported	Adjusted for ASC 606	As Adjusted
Total revenue	$772.6	$(28.9)	$743.7	$769.9	$(41.2)	$728.7
Selling, general, and administrative expense	467.1	$(32.1)	435.0	476.4	$(36.5)	439.9
Income tax provision	(14.0)	$1.0	(13.0)	20.6	$(1.6)	19.0
Net income attributable to Myriad Genetics, Inc. stockholders	131.1	$2.2	133.3	20.5	$(3.1)	17.4
Earnings per share:
Basic	$1.89	$0.03	$1.92	$0.30	$(0.05)	$0.25
Diluted	$1.82	$0.03	$1.85	$0.30	$(0.05)	$0.25

	FY2018			FY2017
	As Reported	Adjusted for ASC 606	As Adjusted	As Reported	Adjusted for ASC 606	As Adjusted
Trade accounts receivable	$98.3	$1.2	$99.5	$90.2	$(1.0)	$89.2
Retained earnings	52.9	1.2	54.1	(78.2)	(1.0)	(79.2)

2.	BUSINESS ACQUISITIONS

Counsyl

On July 31, 2018, the Company completed the acquisition of Counsyl, Inc. (“Counsyl”), a leading provider of genetic testing and DNA analysis services, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 25, 2018.  Pursuant to the terms of the Merger Agreement, Myriad Merger Sub, Inc., a newly created wholly-owned subsidiary of the Company, was merged with and into Counsyl, with Counsyl continuing as the surviving corporation and a wholly-owned subsidiary of Myriad.  The Company believes the acquisition allows for further entry into the high-growth reproductive testing market, with the ability to become a leader in women’s health genetic testing.

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

Consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The significant assumptions used in the model to estimate the value of the intangible assets included projected cash flows, discount rates, net working capital and long-term growth rate. The initial allocation of the consideration transferred is based on a preliminary valuation and is subject to adjustments. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities assumed, as well as tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized. During the year ended June 30, 2019, $1.1 of this escrow was returned to Myriad as a result of a working capital adjustment which reduced the total consideration and goodwill.  There was also a reduction in the intangible assets of $2.9 due to updated assumptions related to contributory asset charges associated with the related acquired asset, a $1.9 decrease in the deferred tax liability, and a $0.7 reduction to equipment due to updated valuations. The offset for the intangible asset, deferred tax liability and equipment changes was a $4.4 increase in goodwill. The allocation of the consideration transferred will be finalized within the measurement period (up to one year from the acquisition date).

Estimated Fair Value
Current assets	$42.5
Intangible assets	290.0
Equipment	18.2
Other assets	0.1
Goodwill	99.3
Current liabilities	(19.6)
Long term liabilities	(0.1)
Deferred tax liability	(9.2)
Total fair value purchase price	$421.2
Less: Cash acquired	(15.3)
Total consideration transferred	$405.9

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

Goodwill

The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s expertise with Counsyl’s technology, customer insights, and ability to effectively integrate genetic screening into clinical practice with OBGYNs.  Changes in goodwill since the initial purchase as of June 30, 2019 are shown below:

Carrying
amount
Balance September 30, 2018	$94.9
Fair value adjustment to equipment	0.7
Intangible adjustment	2.9
Working capital adjustment	(1.1)
Change in deferred tax liability	1.9
Ending balance June 30, 2019	$99.3

This goodwill is not deductible for income tax purposes.

Pro Forma Information (Unaudited)

The unaudited pro-forma results presented below include the effects of the Counsyl acquisition as if it had been consummated as of July 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, which includes adjustments related to the amortization of acquired intangible assets, interest income and expense, and depreciation.

The unaudited pro forma results do not reflect any operating efficiency or potential cost savings that may result from the consolidation of Counsyl with the Company. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations and are not necessarily indicative of results that might have been achieved had the acquisition been consummated as of July 1, 2017.

	Years Ended
	June 30,
	2019	2018
Revenue	$861.3	$881.8
Income from operations	17.9	74.3
Net income	13.8	73.0
Net income per share, basic	$0.19	$1.01
Net income per share, diluted	$0.18	$0.98

To complete the purchase transaction, we incurred approximately $6.8 of acquisition costs, which are recorded as selling, general and administrative expenses in the period incurred. For the year ended June 30, 2019, Counsyl contributed revenue of approximately $104.9.  For the year ended June 30, 2019, operating expenses related to Counsyl were approximately $67.6

3.	MARKETABLE INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2019 and 2018 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2019:
Cash and cash equivalents:
Cash	$68.7	$—	$—	$68.7
Cash equivalents	24.5	—	—	24.5
Total cash and cash equivalents	93.2	—	—	93.2
Available-for-sale:
Corporate bonds and notes	64.0	0.6	—	64.6
Municipal bonds	15.3	—	—	15.3
Federal agency issues	9.0	—	—	9.0
US government securities	9.7	—	—	9.7
Total	$191.2	$0.6	$—	$191.8

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2018:
Cash and cash equivalents:
Cash	$95.6	$—	$—	$95.6
Cash equivalents	15.3	—	—	15.3
Total cash and cash equivalents	110.9	—	—	110.9
Available-for-sale:
Corporate bonds and notes	50.8	—	(0.3)	50.5
Municipal bonds	29.3	—	(0.1)	29.2
Federal agency issues	12.6	—	(0.1)	12.5
US government securities	8.3	—	(0.1)	8.2
Total	$211.9	$—	$(0.6)	$211.3

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at June 30, 2019:

	Amortized	Estimated
	cost	fair value
Cash	68.7	68.7
Cash equivalents	24.5	24.5
Available-for-sale:
Due within one year	46.9	47.0
Due after one year through five years	51.1	51.6
Due after five years	—	—
Total	$191.2	$191.8

Debt securities in an unrealized loss position as of June 30, 2019 were not impaired at acquisition and the declines in fair value are not attributed to declines in credit quality. Management believes that it is more likely than not that the securities will be held until a recovery of par value. All securities in an unrealized loss position as of June 30, 2019 and 2018 are debt securities. There were no debt securities available-for-sale in a gross unrealized loss position as of June 30, 2019. Debt securities available-for-sale in a gross unrealized loss position as of June 30, 2019 and 2018 are summarized as follows:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
At June 30, 2019:
Debt securities:
Corporate bonds and notes	2.5	—	12.5	—	15.0	—
Municipal bonds	—	—	5.0	—	5.0	—
Federal agency issues	—	—	5.0	—	5.0	—
US government securities	—	—	—	—	—	—
	$2.5	$—	$22.5	$—	$25.0	$—

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
At June 30, 2018:
Debt securities:
Corporate bonds and notes	35.6	0.2	9.8	0.1	45.4	0.3
Municipal bonds	24.6	0.1	0.5	—	25.1	0
Federal agency issues	3.0	0.1	9.5	0.1	12.5	0.2
US government securities	6.3	—	2.0	—	8.3	—
	$69.5	$0.4	$21.8	$0.2	$91.3	$0.6

Additional information relating to fair value of marketable investment securities can be found in Note 12.
4.	PROPERTY, PLANT AND EQUIPMENT, NET

	Years Ended June 30,
	2019	2018
Land	$2.3	$2.4
Buildings and improvements	18.8	19.3
Leasehold improvements	31.0	23.0
Equipment	117.1	112.4
	169.20	157.1
Less accumulated depreciation	(111.9)	(113.9)
Property, plant and equipment, net	$57.3	$43.2

	Years Ended June 30,
	2019	2018	2017
Depreciation expense	$13.7	$17.1	$15.0

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $417.2 from the acquisitions of Counsyl, Inc. that was completed on July 31, 2018, Assurex Health, Inc. that was completed on August 31, 2016, Sividon Diagnostics that was completed on May 31, 2016, GmbH, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $351.6 relates to the Company’s diagnostic segment and $65.6 related to the other segment.  The Company assessed goodwill for impairment in accordance with the appropriate guidance (see Note 1) and recorded no impairment of goodwill for the period ended June 30, 2019, 2018 and 2017.

The following summarizes changes to the goodwill balance for the years ended June 30, 2019 and 2018:

	Years Ended June 30,
	2019	2018
Beginning balance	$318.6	$316.1
Acquisitions (see note 2)	94.9	—
Adjustments to acquisitions (see note 2)	4.4	1.9
Translation adjustments	(0.7)	0.6
Ending balance	$417.2	$318.6

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, developed technology, a laboratory database, trademarks, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development.  Certain of these intangible assets were recorded as part of the Company’s purchase of Counsyl on July 31, 2018, Assurex on August, 31, 2016, Sividon on March 31, 2016, Crescendo on February 28, 2014 and Myriad RBM on May 31, 2011.  The Company’s developed technology and database acquired have estimated remaining useful lives between 3 and 15 years, trademarks acquired have an estimated remaining useful life of approximately 10 years and customer relationships have an estimated remaining useful life of approximately 3 years.  The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets.  The classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned.  The Company concluded there was no impairment of long-lived assets for the years ended June 30, 2019, 2018 and 2017.

The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
At June 30, 2019:	Amount	Amortization	Net
Purchased licenses and technologies	$815.7	$(156.6)	$659.1
Customer relationships	4.6	(3.8)	0.8
Trademarks	3.0	(1.2)	1.8
Total amortizable intangible assets	823.3	(161.6)	661.7
In-process research and development	23.0	—	23.0
Total unamortized intangible assets	23.0	—	23.0
Total intangible assets	$846.3	$(161.6)	$684.7

	Gross
	Carrying	Accumulated
At June 30, 2018:	Amount	Amortization	Net
Purchased licenses and technologies	$526.4	$(98.0)	$428.4
Customer relationships	4.6	(3.3)	1.3
Trademarks	3.0	(1.0)	2.0
Total amortizable intangible assets	534.0	(102.3)	431.7
In-process research and development	23.5	—	23.5
Total unamortized intangible assets	23.5	—	23.5
Total intangible assets	$557.5	$(102.3)	$455.2

As of June 30, 2019 the weighted average remaining amortization period for purchased licenses and technologies, trademarks, and customer relationships is approximately 12 years.

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended June 30,
	2019	2018	2017
Amortization of intangible assets	$59.3	$37.3	$33.3

Amortization expense of intangible assets is estimated to be $52.0 in 2020, $51.9 in 2021, $45.0 in 2022, $43.7 in 2023 and $43.4 in 2024 and $425.8 thereafter.

6.	ACCRUED LIABILITIES

	Years Ended June 30,
	2019	2018
Employee compensation and benefits	$48.8	$49.5
Accrued taxes payable	3.0	4.3
Qui tam settlement	9.1
Other	18.0	14.5
Total accrued liabilities	$78.9	$68.3

7.	LONG-TERM DEBT

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

Pursuant to the Amended Facility, Myriad borrowed revolving loans in an aggregate principal amount of $300.0 with $1.8 in upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Amended Facility. The current balance of the net long-term debt is $233.5. There are no scheduled principal payments of the Amended Facility prior to its maturity date.

The proceeds of the Amended Facility were used to: (i) refinance in full the obligations under the Facility, (ii) finance the acquisition of Counsyl (See Note 2), (iii) pay fees, commissions, transactions costs and expenses incurred in connection with the foregoing, and (iv) for working capital and other general corporate purposes.

The Amended Facility contains customary loan terms, interest rates, representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Amended Facility also contains certain customary events of default.

Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens or complete mergers or consolidations, and/or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. The Company was in compliance with all financial covenants at June 30, 2019.

During the years ended June 30, 2019 and 2018 the Company made $115.0 and $143.0 in principal repayments, respectively.

The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. Amounts outstanding under the Facility were as follows:

	Years Ended June 30,
	2019	2018
Long-term debt	$235.0	$10.0
Long-term debt discount	(1.5)	(0.7)
Net long-term debt	$233.5	$9.3

8.	OTHER LONG TERM LIABILITIES

	Years Ended June 30,
	2019	2018
Pension obligation	$6.8	$6.0
Other	1.0	0.3
Total other long term liabilities	$7.8	$6.3

The Company has two non-contributory defined benefit pension plans for its current and former Clinic employees. The Company has closed participation in the plans to exclude those employees hired after 2002. As of June 30, 2019 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $6.8.
9.	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at June 30, 2019, 2018 and 2017.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 73.5, 70.6, and 68.4 shares issued and outstanding at June 30, 2019, 2018 and 2017 respectively.

Common shares issued and outstanding

	Years Ended June 30,
	2019	2018	2017
Common stock issued and outstanding at July 1	70.6	68.4	69.1
Common stock issued upon exercise of options and employee stock plans	4.5	2.2	0.9
Repurchase and retirement of common stock	(1.6)	—	(1.6)
Common stock issued and outstanding at June 30	73.5	70.6	68.4

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of June 30, 2019, the Company has $110.7 remaining on its current share repurchase authorization. During the twelve months ended June 30, 2019 the Company used $50.0 to repurchase shares of the Company’s stock as part of an accelerated share repurchase.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to retained earnings/accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to retained earnings/accumulated deficit for the repurchases for periods ended June 30, 2019, 2018 and 2017 were as follows:

	Year ended June 30,
	2019	2018	2017
Shares purchased and retired	1.6	—	1.6
Common stock and additional paid-in-capital reductions	$16.9	$—	$14.6
Charges to retained earnings	$33.1	$—	$17.0

10.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended June 30,
	2019	2018	2017
Current:
Federal	$(24.2)	$7.7	$15.5
State	(0.1)	2.2	2.4
Foreign	0.2	—	—
Total Current	(24.1)	9.9	17.9
Deferred:
Federal	17.8	(22.7)	1.5
State	1.7	0.7	(1.7)
Foreign	0.4	(1.4)	(1.7)
Change in valuation allowance	(0.2)	0.5	3.0
Total Deferred	19.7	(22.9)	1.1
Total income tax expense (benefit)	$(4.4)	$(13.0)	$19.0

Income (loss) before income taxes consists of the following:

	Year ended June 30,
	2019	2018	2017
United States	$(0.6)	$122.3	$39.2
Foreign	0.6	(2.2)	(3.0)
Total	$—	$120.1	$36.2

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2019		2018		2017
Federal income tax expense at the statutory rate	0.0	21.0%	33.7	28.1%	12.7	35.0%
State income taxes, net of federal benefit	2.0	6422.1%	2.9	2.4%	0.7	1.9%
Research and development credits, net of the federal tax on state credits	(3.7)	-11880.9%	(2.1)	-1.7%	(3.1)	-8.5%
Uncertain tax positions, net of federal benefit	2.9	9312.1%	2.5	2.1%	1.2	3.3%
Uncertain tax benefits statute expired, net of federal benefit	(7.1)	-22798.5%	—	0.0%	—	0.0%
Incentive stock option and employee stock purchase plan expense	(3.1)	-9954.3%	(1.7)	-1.4%	4.0	10.9%
Foreign rate differential	0.8	2568.8%	(0.8)	-0.7%	(0.5)	-1.5%
Change in valuation allowance	(0.2)	-642.2%	0.6	0.5%	3.0	8.3%
Tax Cut and Jobs Act Impact	—	0.0%	(32.0)	-26.6%	—	0.0%
Fair value adjustments related to acquisition contingent consideration	0.8	2568.8%	(17.0)	-14.2%	0.8	2.1%
Non-deductible meals and entertainment	1.3	4174.4%	0.4	0.3%	0.6	1.6%
Non-deductible officer compensation	0.6	1926.6%	—	0.0%	—	0.0%
Non-deductible legal settlement	1.9	6101.0%	—	0.0%	—	0.0%
Foreign disregarded election	6.4	20550.8%	—	0.0%	—	0.0%
Changes in revenue recognition/method	(7.3)	-23440.8%	—	0.0%	—	0.0%
Other, net	0.3	963.4%	0.5	0.5%	(0.4)	-0.7%
	(4.4)	-14107.7%	(13.0)	-10.7%	19.0	52.4%

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following:

	Year ended June 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$85.7	$44.6
Property, plant and equipment	—	1.1
Accrued vacation	1.2	1.4
AR allowance	3.3	10.7
Stock compensation expense	16.0	17.0
Research and development credits	25.4	13.0
Uncertain state tax positions	1.3	1.3
Other, net	9.0	0.9
Total gross deferred tax assets	141.9	90.0
Less valuation allowance	(38.9)	(37.8)
Total deferred tax assets	103.0	52.2
Deferred tax liabilities:
Intangible assets	175.4	109.5
Property, plant and equipment	2.5	—
Deferred revenue	7.7	—
Total deferred tax liabilities	185.6	109.5
Net deferred tax liability	(82.6)	(57.3)

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

As a result of changes made by the Tax Act, Section 162(m) will limit the deduction of compensation, including performance-based compensation, in excess of $1.0 paid to anyone who, for tax years beginning after January 1, 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding written contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1.0 fiscal year deduction limit if paid to a covered executive. There was not a material impact during the fiscal year ended June 30, 2018, as the law is effective for tax years beginning after January 1, 2018. The Company evaluated its binding contracts entered into prior to November 2, 2017, and determined there is no material impact for adjustments related to deferred equity compensation currently carried as a deferred tax asset on the Company’s balance sheet.  For the fiscal year ended June 30, 2019, the Company realized a material impact due to compensation in excess of $1.0, which has been reflected in the effective tax rate.

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

Due to sustained positive operating performance and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of the majority of its deferred income tax assets will be realized. However, for certain deferred tax assets, a valuation allowance has been established. For the years ended June 30, 2019 and 2018, the Company’s valuation allowance increased by $1.1 and decreased $2.7, respectively. The net increase of the valuation allowance in the year ended June 30, 2019 is primarily due to the acquisition of Counsyl, Inc.

The Company acquired Counsyl, Inc. on July 31, 2018 (see Note 2).  As part of the purchase accounting for the acquisition, a net deferred tax liability of approximately $67.6 was recorded, consisting primarily of intangible assets for which the book basis exceeds the tax basis. A corresponding deferred tax asset of $60.7 was recorded, consisting primarily of net operating loss and research credit carryforwards.

At June 30, 2019, the Company had the following net operating loss and research credit carryforwards, with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated.

		Subject to	Expires
Carryforwards	Amount	sections 382, 383	beginning in year	Through
Federal net operating loss	$274.6	Yes	2027	2038
Utah net operating loss	209.5	No	2016	2024
California net operating loss	47.0	No	2023	2038
Oklahoma net operating loss	14.1	Yes	2023	2033
Other state net operating loss	7.1	Yes	2023	2039
Foreign net operating losses (various jurisdictions)	33.4	No	Various	Various
Federal research credit	9.3	Yes	2025	2032
Utah research credit	11.0	No	2021	2031
California research credit	5.3	No	2023	2039

All of the Utah net operating loss carryforwards are ‘excess tax benefits’ as defined by ASC guidance and, if realized in future years, will be recognized as a credit to tax benefit, pursuant to the guidance of ASU 2016-09. The Company’s deferred tax asset for the Utah net operating loss ‘excess tax benefits’ is approximately $8.3 and is offset by a $8.3 valuation allowance at June 30, 2019.

Notwithstanding the Deemed Repatriation Tax mentioned above, and consistent with the indefinite reversal criteria of ASC 740-30-25-17, the Company intends to continue to invest undistributed earnings of its foreign subsidiaries indefinitely. Due to the cumulative losses that have been incurred to date in such foreign operations, the amount of unrecorded deferred liability resulting from the indefinite reversal criteria at June 30, 2018 is $0. For those foreign entities for which an election has been made to be treated as disregarded for U.S. tax purposes, the appropriate U.S. jurisdiction deferred tax assets and liabilities have been recorded.

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

	Year ended June 30,
	2019	2018	2017
Unrecognized tax benefits at the beginning of year	$24.9	$25.2	$24.2
Gross increases - current year tax positions	2.2	0.6	0.7
Gross increases - prior year tax positions	0.5	2.4	0.7
Gross increases - acquisitions	2.3	—	—
Gross decreases - prior year tax positions	(0.1)	(3.3)	—
Gross decreases - settlements	(2.7)	—	—
Gross decreases - statute lapse	(5.4)	—	(0.4)
Unrecognized tax benefits at end of year	$21.7	$24.9	$25.2
Interest and penalties in year-end balance	$0.8	$1.5	$(0.9)

Interest and penalties related to uncertain tax positions are included as a component of income tax expense and all other interest and penalties are included as a component of other income (expense).

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.   The Company is currently under audit by the State of New Jersey for the fiscal years June 30, 2013 through 2017; the city of New York for the fiscal years June 30, 2014 through 2016; Germany for the fiscal years June 30, 2013 through 2015; and Switzerland for the fiscal years June 30, 2015 through 2016.  Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

11.	SHARE-BASED COMPENSATION

On November 30, 2017, the Company’s shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors.  The 2017 Plan allows for issuance of up to 1.6 shares of common stock.  In addition, as of June 30, 2019, the Company may grant additional shares of common stock under the 2017 Plan with up to 0.8 options outstanding under its 2003 Plan and 5.4 options and restricted stock units outstanding under its 2010 Plan, that expire or are cancelled without delivery of shares of common stock.

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

Stock Options

A summary of option activity is as follows for the fiscal years ended June 30:

	2019		2018		2017
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	shares	price	shares	price	shares	price
Options outstanding at beginning of year	6.3	$—	8.0	$—	8.2	$24.52
Options granted	—		—	$—	—	$—
Less:
Options exercised	(0.8)	$24.70	(1.6)	$25.34	(0.1)	$14.81
Options canceled or expired	0.0	$30.42	(0.1)	$26.00	(0.1)	$26.55
Options outstanding at end of year	5.5		6.3	$24.50	8.0	$24.67
Options exercisable at end of year	5.5	$24.45	6.3	$24.50	7.5	$24.55
Options vested and expected to vest	5.5	$24.45	6.3	$24.50	8.0	$24.67
Weighted average fair value of options granted during the year	—		—	$—	—	$—

The following table summarizes information about stock options outstanding at June 30, 2019:

	Options outstanding			Options exercisable
	Number	Weighted		Number
	outstanding	average	Weighted	exercisable	Weighted
Range of	at	remaining	average	at	average
exercise	June 30,	contractual	exercise	June 30,	exercise
prices	2019	life (years)	price	2019	price
14.88 - 21.29	1.4	1.96	$18.84	1.4	$18.50
21.66 - 25.39	0.8	1.77	23.80	0.8	23.80
26.49 - 26.49	1.5	2.21	26.49	1.5	26.49
27.07 - 36.55	1.8	2.82	27.56	1.8	27.56
	5.5	2.28	$24.45	5.5	$24.45

As of June 30, 2019 there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of RSU activity is as follows:

	2019		2018
		Weighted		Weighted
	Number	average	Number	average
	of	grant date	of	grant date
	shares	fair value	shares	fair value
RSUs outstanding at the beginning of year	2.2	$31.16	2.0	$33.02
RSUs granted	1.2	46.62	1.1	32.67
Less:
RSUs released	(0.8)	32.61	(0.7)	30.33
RSUs canceled	(0.2)	40.70	(0.2)	28.46
RSUs outstanding at end of year	2.4	$37.70	2.2	$31.16

As of June 30, 2019, there was $47.4 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.0 years. We expect all unvested awards to vest and recognize forfeitures as they occur.

Share-based compensation expense recognized and included in the consolidated statements of operations for the fiscal years ended June 30, 2019, 2018 and 2017 were as follows:

	Years Ended June 30,
	2019	2018	2017
Cost of molecular diagnostic testing	$0.8	$0.7	$0.9
Cost of pharmaceutical and clinical services	0.2	0.2	0.3
Research and development expense	5.4	4.3	5.8
Selling, general, and administrative expense	27.1	21.9	22.9
Total share-based compensation expense	$33.5	$27.1	$29.9

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

As of
June 30, 2019
Unrecognized share-based compensation cost	$47.4
Aggregate intrinsic value of options outstanding	$19.0
Aggregate intrinsic value of options fully vested	$19.0
Aggregate intrinsic value of RSUs outstanding	$66.8

The total intrinsic value of options exercised during 2019, 2018 and 2017 was as follows:

	Years Ended June 30,
	2019	2018	2017
Total intrinsic value of options exercised	$0.4	$17.0	$0.9

Employee Stock Purchase Plan

On December 5, 2012, following shareholder approval, the Company adopted the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. At June 30, 2019, a total of 0.7 shares of common stock had been purchased under the 2012 Plan. Shares purchased under and compensation expense associated with the 2012 Plan for the years reported are as follows:

	Years Ended June 30,
	2019	2018	2017
Shares purchased under the plans	0.2	0.1	0.5
Plan compensation expense	$1.0	$0.1	$2.3

From June 1, 2017 through May 31, 2018 there was an amendment to the 2012 Purchase Plan implemented such that the plan was non-compensatory.  As of June 30, 2019, there is $0.6 unrecognized share-based compensation expense related to the 2012 Purchase Plan.

The fair value of shares issued under the Plan that was in effect for each period reported was calculated using the Black‑Scholes option-pricing model using the following weighted-average assumptions:

	2019	2018	2017
Risk-free interest rate	2.1%	2.1%	0.6%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	55%	45%	72%

12.	FAIR VALUE MEASUREMENTS

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

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $192.7 at June 30, 2019 and $8.5 at June 30, 2018.

The following tables set forth the fair value of the Company’s financial assets(liabilities) that are re-measured on a regular basis:

	Level 1	Level 2	Level 3	Total
June 30, 2019
Money market funds (a)	$17.2	$—	$—	$17.2
Corporate bonds and notes	2.5	64.4	—	66.9
Municipal bonds	—	15.4	—	15.4
Federal agency issues	—	9.0	—	9.0
US government securities	—	9.8	—	9.8
Contingent consideration	—	—	(13.8)	(13.8)
Total	$19.7	$98.6	$(13.8)	$104.5

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

	Level 1	Level 2	Level 3	Total
June 30, 2018
Money market funds (a)	$12.5	$—	$—	$12.5
Corporate bonds and notes	2.8	50.5	—	53.3
Municipal bonds	—	29.2	—	29.2
Federal agency issues	—	12.4	—	12.4
US government securities	—	8.3	—	8.3
Contingent consideration	—	—	(14.5)	(14.5)
Total	$15.3	$100.4	$(14.5)	$101.2

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying Amount
Balance June 30, 2018	$14.5
Payment of contingent consideration	—
Change in fair value recognized in the statement of operations	(1.1)
Translation adjustments recognized in other comprehensive income	0.4
Balance June 30, 2019	$13.8

13.	COMMITMENTS AND CONTINGENCIES

In July 2019, the Company resolved the complaint filed by a qui tam relator in October 2017 in the United States District Court for the District of South Carolina.  The complaint was the basis of the Office of Inspector General (OIG) subpoena dated February 2018 regarding Medicare billing practices relating to the Company’s hereditary cancer testing from 2014 to 2018.  After a 17-month investigation, the Department of Justice declined to intervene in the case.  The Company believes it demonstrated that the key allegations made in the complaint were false.  In order to avoid a lengthy and distracting litigation with the qui tam relator, the company entered into a settlement agreement on July 18, 2019 under which the Company would pay $9.1 million to the qui tam relator in order to settle the matter. That agreement is currently pending an approval by the Office of Inspector General. The Company denies any wrongdoing and does not anticipate any material change in billing practices.

In addition, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2019, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

The Company leases office and laboratory space under six non-cancelable operating leases, with terms that expire between 2022 and 2027 in Salt Lake City, Utah,  a non-cancelable operating lease for Myriad RBM for office and laboratory space that expires in 2020 in Austin, Texas, and a non-cancelable lease for office and laboratory space that expires in 2022 in Cologne, Germany.  The Company also leases office and laboratory space under two non-cancellable operating leases that expire in 2025 in South San Francisco, California for Myriad Women’s Health and Crescendo.  The Company also leases office and laboratory space under three non-cancelable leases that expire between 2019 and 2024 in Mason, Ohio and Toronto, Canada for Assurex.  In addition, the Company maintains lease agreements that expire between 2019 and 2024 for administrative offices in Zurich, Switzerland; Paris, France; Milan, Italy; and London, UK . Furthermore, the Company leases information technology equipment under eight non-cancelable leases, with terms that expire in 2020 and 2021. Additionally, in December 2018 we entered into a lease agreement for a building yet to be constructed which shall contain approximately 125,000 square feet of additional office space upon completion at our corporate headquarters. Construction began in July 2019 and we anticipate completion of the building during fiscal 2021.

The following is a summary of the Company’s rental expense for the fiscal years reported:

	Years Ended June 30,
	2019	2018	2017
Rental expense	$19.7	$15.5	$15.2

Future minimum lease payments under the Company’s current leases as of June 30, 2019 are as follows:

Fiscal year ending:
2020	$15.1
2021	14.1
2022	13.1
2023	12.2
2024	11.9
Thereafter	19.1
$85.5

14.	EMPLOYEE DEFERRED SAVINGS PLAN

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation.

The Company’s recorded contributions to the plan as follows:

	Years Ended June 30,
	2019	2018	2017
Deferred savings plan Company contributions	$8.3	$7.2	$6.6

15.	SEGMENT AND RELATED INFORMATION

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

	Diagnostics	Other	Total
Year ended June 30, 2019:
Revenues	$789.4	$61.7	$851.1
Depreciation and amortization	67.7	5.3	73.0
Segment operating income (loss)	133.3	(125.7)	7.6
Year ended June 30, 2018:
Revenues	$690.4	$53.3	$743.7
Depreciation and amortization	49.2	5.2	54.4
Segment operating income (loss)	142.6	(20.7)	121.9
Year ended June 30, 2017:
Revenues	$679.4	$49.3	$728.7
Depreciation and amortization	42.8	5.5	48.3
Segment operating income (loss)	124.7	(80.7)	44.0

	Years Ended June 30,
	2019	2018	2017
Total operating income for reportable segments	$7.6	$121.9	$44.0
Unallocated amounts:
Interest income	3.2	1.8	1.2
Interest Expense	(12.0)	(3.2)	(6.0)
Other	1.2	(0.4)	(3.0)
Income from operations before income taxes	0.0	120.1	36.2
Income tax provision	(4.4)	(13.0)	19.0
Net income	4.4	133.1	17.2
Net loss attributable to non-controlling interest	(0.2)	(0.2)	(0.2)
Net income attributable to Myriad Genetics, Inc. stockholders	$4.6	$133.3	$17.4

The following table sets forth a comparison of balance sheet assets by operating segment:

	June 30,
	2019	2018
Net equipment, leasehold improvements and property:
Diagnostics	25.7	12.2
Other	31.6	31.0
Total	$57.3	$43.2
Total Assets:
Diagnostics	1,215.6	841.5
Other	155.3	122.5
Total	$1,370.9	$964.0

The following table reconciles assets by geographical region:

	June 30,
	2019	2018
Net equipment, leasehold improvements and property:
United States	36.0	20.0
Rest of world	21.3	23.2
Total	$57.3	$43.2
Total Assets:
United States	1,265.8	853.4
Rest of world	105.1	110.6
Total	$1,370.9	$964.0

The following table reconciles assets by operating segment and geographic region to total assets:

	June 30,
	2019	2018
Total assets by segment and geographical region	$1,370.9	$964.0
Cash, cash equivalents, and marketable investment securities (1)	191.8	211.3
Total	$1,562.7	$1,175.3

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments

The majority of the Company’s revenues were derived from the sale of diagnostic tests in the United States. There were no customers that accounted for greater than 10% of revenue in the years ended June 30, 2019, 2018 and 2017.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2019	2018	2017
Cash paid during the year for income taxes	$6.5	$11.7	$12.3
Cash paid for interest	11.6	3.0	5.6
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders' equity	1.2	(0.4)	(0.6)

17.	SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited financial data by quarter for fiscal 2019.

In millions, except per share amounts	Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
Consolidated Statement of Operations Data:	2019	2019	2018	2018
Molecular diagnostic testing	$196.9	$200.5	$203.0	$189.0
Pharmaceutical and clinical services	18.5	16.1	13.8	13.3
Total Revenue	215.4	216.6	216.8	202.3
Costs and expenses:
Cost of molecular diagnostic testing	41.6	40.3	44.0	42.3
Cost of pharmaceutical and clinical services	9.0	8.3	8.1	7.4
Research and development expense	20.9	21.5	22.4	21.1
Change in the fair value of contingent consideration	(0.3)	—	1.0	0.4
Selling, general and administrative expense	149.8	140.6	135.2	129.9
Total costs and expenses	221.0	210.7	210.7	201.1
Operating income	(5.6)	5.9	6.1	1.2
Other income (expense):
Interest income	0.9	0.7	0.9	0.7
Interest expense	(3.2)	(3.2)	(3.4)	(2.2)
Other	0.2	(0.1)	—	1.1
Total other income (expense)	(2.1)	(2.6)	(2.5)	(0.4)
Income before income taxes	(7.7)	3.3	3.6	0.8
Income tax provision	(3.4)	(3.6)	1.0	1.6
Net income	(4.3)	6.9	2.6	(0.8)
Net loss attributable to non-controlling interest	(0.1)	—	—	(0.1)
Net income attributable to Myriad Genetics, Inc. stockholders	$(4.2)	$6.9	$2.6	$(0.7)
Earnings per share:
Basic	$(0.06)	$0.09	$0.04	$(0.01)
Diluted	$(0.06)	$0.09	$0.03	$(0.01)
Weighted average shares outstanding:
Basic	73.4	73.3	74.2	73.0
Diluted	74.8	74.9	76.5	73.0

In millions, except per share amounts	Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
Consolidated Statement of Operations Data:	2018 (a)	2018 (a)	2017 (a)	2017 (a)
Molecular diagnostic testing	$180.6	$169.3	$173.1	$167.4
Pharmaceutical and clinical services	13.3	13.8	14.8	11.4
Total Revenue	193.9	183.1	187.9	178.8
Costs and expenses:
Cost of molecular diagnostic testing	38.0	36.8	37.7	36.2
Cost of pharmaceutical and clinical services	7.7	7.3	6.7	6.8
Research and development expense	17.7	18.5	16.8	17.8
Change in contingent consideration	0.2	(1.2)	13.0	(73.2)
Selling, general and administrative expense	112.5	107.9	107.4	107.2
Total costs and expenses	176.1	169.3	181.6	94.8
Operating income	17.8	13.8	6.3	84.0
Other income (expense):
Interest income	0.5	0.5	0.4	0.4
Interest Expense	(1.1)	(0.5)	(0.7)	(0.9)
Other	0.8	(0.5)	(0.4)	(0.3)
Total other income (expense)	0.2	(0.5)	(0.7)	(0.8)
Income before income taxes	18.0	13.3	5.6	83.2
Income tax provision	3.5	4.3	(25.3)	4.5
Net income	14.5	9.0	30.9	78.7
Net loss attributable to non-controlling interest	—	(0.1)	—	(0.1)
Net income attributable to Myriad Genetics, Inc. stockholders	$14.5	$9.1	$30.9	$78.8
Earnings per share:
Basic	$0.21	$0.13	$0.45	$1.15
Diluted	$0.20	$0.13	$0.43	$1.12
Weighted average shares outstanding:
Basic	70.1	69.8	69.3	68.6
Diluted	72.9	72.4	71.9	70.4

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

18.	SUBSEQUENT EVENTS

Resolution of Subpoena from the Department of Health and Human Services

In July 2019, the Company resolved the complaint filed by a qui tam relator in October 2017 in the United States District Court for the District of South Carolina.  The complaint was the basis of the Office of Inspector General (OIG) subpoena dated February 2018 regarding Medicare billing practices relating to the Company’s hereditary cancer testing from 2014 to 2018.  After a 17-month investigation, the Department of Justice declined to intervene in the case. The Company believes it demonstrated that the key allegations made in the complaint were false.  In order to avoid a lengthy and distracting litigation with the qui tam relator, the company entered into a settlement agreement on July 18, 2019 under which the Company would pay $9.1 million to the qui tam relator in order to settle the matter. That agreement is currently pending an approval by the Office of Inspector General. The Company denies any wrongdoing and does not anticipate any material change in billing practices.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018 a material weakness over financial reporting related to insufficient controls to fully and timely take into account changes in the business environment and experience with ultimate collection from third-party payors in determining of sales allowance amounts.

During the first six months of the current fiscal year, we implemented changes to our processes and controls in response to the adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective July 1, 2018. As a result, we believe this material weakness has been sufficiently remediated.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of June 30, 2019.

Management has excluded Counsyl from its assessment of internal control over financial reporting as of June 30, 2019, because we acquired Counsyl in a business combination on July 31, 2018. Counsyl is a wholly-owned subsidiary whose total assets and net assets represent 28.8% and approximately 38.7%, respectively, and revenues represent 12.3% with a positive impact on net income as of June 30, 2019.

The effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as follows:

3.	Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myriad Genetics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myriad Genetics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Counsyl, Inc. (“Counsyl”), which is included in the June 30, 2019 consolidated financial statements of the Company and constituted 28.8% and 38.7% of total and net assets, respectively, as of June 30, 2019 and 12.3% of revenues with a positive impact on net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Counsyl.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and our report dated August 13, 2019 expressed an unqualified opinion thereon.

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

August 13, 2019

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on December 5, 2019.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management and Corporate Governance – Committees of the Board of Directors and Meetings – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Management and Corporate Governance – Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on December 5, 2019.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on December 5, 2019.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on December 5, 2019.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants” in our Proxy Statement for the 2019 Annual Meeting of the Stockholders to be held on December 5, 2019.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are included as part of this Annual Report on Form 10-K.
1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

3.1		Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	08/15/11	000-26642

3.2		Restated By-Laws		8-K (Exhibit 3.1)	09/24/14	000-26642

4.1		Specimen common stock certificate		10-K (Exhibit 4.1)	08/15/11	000-26642

Lease Agreements

10.1	.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642

	.2	Amendment to Phase I Lease Agreement, dated February 3, 2016, between the Registrant and HCPI/UTAHII, LLC.		10-Q (Exhibit 10.1)	05/04/16	000-26642

10.2	.1	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642

	.2	Amendment to Phase II Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.2)	05/04/16	000-26642

10.3	.1	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642

	.2	Amendment to Phase III Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.3)	05/04/16	000-26642

10.4	.1	Lease Agreement, effective as of May 31, 2005, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

	.2	Letter of Understanding regarding Lease, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642

	.3	Amendment to Phase IV Lease Agreement, dated February 16, 2007, between Myriad Genetics, Inc. and Boyer Research Park Associates VIII, L.C..		10-Q (Exhibit 10.4)	05/04/16	000-26642

10.5	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642

	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642

10.6		Lease Agreement, dated January 31, 2019 between the Registrant and Boyer Research Park Associates X, L.C., by its Manager, The Boyer Company, L.C.	X

Agreements with Executive Officers and Directors

10.7	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642

	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642

	.3	Form of Executive Retention Agreement, as amended+@		10-Q (Exhibit 10.1)	11/04/15	000-26642

	.4	Amendment to Executive Retention Agreement +@		8-K (Exhibit 10.1)	10/02/15	000-26642

10.8		Non-Employee Director Compensation Policy+		10-K (Exhibit 10.15)	08/10/17	000-26642

10.9		Form of director and executive officer indemnification agreement+		10-K (Exhibit 10.34)	08/25/09	000-26642

Equity Compensation Plans

10.10		2017 Employee, Director and Consultant Equity Incentive Plan+		8-K (Exhibit 10.1)	12/01/17	000-26642

10.11		2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.2)	12/07/12	000-26642

10.12		2013 Executive Incentive Plan, as amended+		8-K (Exhibit 10.2)	12/01/17	000-26642

Credit Agreement

10.13		Credit Agreement, dated December 23, 2016, among the Registrant and the lenders from time to time party thereto, and as amended July 31, 2018.		10-K (Exhibit 10.16)	08/24/18	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

Merger Agreements

10.14	Agreement and Plan of Merger among the Registrant, Myriad Merger Sub, Inc., Assurex Health, Inc. and Fortis Advisors LLC, dated as of August 3, 2016.		10-Q (Exhibit 10.1)	11/02/16	000-26642

10.15	Agreement and Plan of Merger among the Registrant, Cinnamon Merger Sub, Inc., a wholly owned subsidiary of Myriad, Inc., Counsyl, Inc, and Fortis Advisors, dated as of May 25, 2018.		10-K (Exhibit 10.18)	08/24/18	000-26642

Other

21.1	List of Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in XBRL (Xtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv)  Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X

(+)	Management contract or compensatory plan arrangement.
(@)	The agreements with all executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2019.

MYRIAD GENETICS, INC.

By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Mark C. Capone	President, Chief Executive	August 13, 2019
	Mark C. Capone	Officer and Director
(principal executive officer)

By:	/s/ R. Bryan Riggsbee	Chief Financial Officer	August 13, 2019
	R. Bryan Riggsbee	(principal financial and accounting officer)

By:	/s/ John T. Henderson	Chairman of the Board	August 13, 2019
John T. Henderson, M.D.

By:	/s/ Walter Gilbert	Vice Chairman of the Board	August 13, 2019
Walter Gilbert, Ph.D.

By:	/s/ Lawrence C. Best	Director	August 13, 2019
Lawrence C. Best

By:	/s/ Heiner Dreismann	Director	August 13, 2019
Heiner Dreismann, Ph.D.

By:	/s/ Dennis Langer	Director	August 13, 2019
Dennis Langer, M.D., J.D.

By:	/s/ S. Louise Phanstiel	Director	August 13, 2019
S. Louise Phanstiel