Form 10-Q
period 2019-09-30
MYRIAD GENETICS INC
filed 2019-11-06
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 4, 2019 the registrant had 74,389,024 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	September 30,	June 30,
ASSETS	2019	2019
Current assets:
Cash and cash equivalents	$89.9	$93.2
Marketable investment securities	52.7	43.7
Prepaid expenses	14.0	16.6
Inventory	28.1	31.4
Trade accounts receivable	117.0	133.9
Prepaid taxes	23.0	25.1
Other receivables	4.8	4.7
Total current assets	329.5	348.6
Property, plant and equipment, net	55.0	57.3
Operating lease right-of-use assets	71.3	—
Long-term marketable investment securities	51.5	54.9
Intangibles, net	667.8	684.7
Goodwill	416.1	417.2
Total assets	$1,591.2	$1,562.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24.0	$33.3
Accrued liabilities	73.0	78.9
Current maturities of operating lease liabilities	13.0	—
Short-term contingent consideration	3.3	3.4
Deferred revenue	2.1	2.2
Total current liabilities	115.4	117.8
Unrecognized tax benefits	22.1	21.7
Noncurrent operating lease liabilities	62.6	—
Other long-term liabilities	7.3	7.8
Contingent consideration	7.4	10.4
Long-term debt	225.0	233.5
Long-term deferred taxes	76.9	82.6
Total liabilities	516.7	473.8
Commitments and contingencies
Stockholders’ equity:
Common stock, 74.4 and 73.5 shares outstanding at September 30, 2019 and June 30, 2019 respectively	0.7	0.7
Additional paid-in capital	1,076.3	1,068.0
Accumulated other comprehensive loss	(7.5)	(5.4)
Retained earnings	5.0	25.6
Total Myriad Genetics, Inc. stockholders’ equity	1,074.5	1,088.9
Non-Controlling Interest	—	—
Total stockholders' equity	1,074.5	1,088.9
Total liabilities and stockholders’ equity	$1,591.2	$1,562.7

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended
	September 30,
	2019	2018
Molecular diagnostic testing	$172.0	$189.0
Pharmaceutical and clinical services	14.3	13.3
Total revenue	186.3	202.3
Costs and expenses:
Cost of molecular diagnostic testing	41.2	42.3
Cost of pharmaceutical and clinical services	8.5	7.4
Research and development expense	21.3	21.1
Change in the fair value of contingent consideration	0.7	0.4
Selling, general, and administrative expense	135.5	129.9
Total costs and expenses	207.2	201.1
Operating income (loss)	(20.9)	1.2
Other income (expense):
Interest income	0.9	0.7
Interest expense	(2.9)	(2.2)
Other	0.6	1.1
Total other expense:	(1.4)	(0.4)
Income (loss) before income tax	(22.3)	0.8
Income tax provision (benefit)	(1.7)	1.6
Net income (loss)	$(20.6)	$(0.8)
Net loss attributable to non-controlling interest	—	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(20.6)	$(0.7)
Earnings (loss) per share:
Basic	$(0.28)	$(0.01)
Diluted	$(0.28)	$(0.01)
Weighted average shares outstanding:
Basic	73.7	73.0
Diluted	73.7	73.0

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended
	September 30,
	2019	2018
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(20.6)	$(0.7)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(0.2)
Change in foreign currency translation adjustment, net of tax	(2.2)	0.4
Comprehensive income (loss)	(22.8)	(0.5)
Comprehensive income attributable to non-controlling interest	—	—
Comprehensive income (loss) attributable to Myriad Genetics, Inc. shareholders	$(22.8)	$(0.5)

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In millions)

			Accumulated	Retained	Myriad
		Additional	other	earnings	Genetics, Inc.
	Common	paid-in	comprehensive	(accumulated	Stockholders’
	stock	capital	loss	deficit)	equity
BALANCES AT JUNE 30, 2018	$0.7	$915.4	$(4.1)	$54.1	$966.1
Issuance of common stock under share-based compensation plans	—	1.9	—	—	1.9
Share-based payment expense	—	127.4	—	—	127.4
Repurchase and retirement of common stock	—	7.7	—	—	7.7
Net income	—	—	—	(0.7)	(0.7)
Other comprehensive income, net of tax	—	—	(0.2)	—	(0.2)
BALANCES AT SEPTEMBER 30, 2018	$0.7	$1,052.4	$(4.3)	$53.4	$1,102.2

BALANCES AT JUNE 30, 2019	$0.7	$1,068.0	$(5.4)	$25.6	$1,088.9
Issuance of common stock under share-based compensation plans	—	(0.5)	—	—	(0.5)
Share-based payment expense	—	8.8	—	—	8.8
Net income (loss)	—	—	—	(20.6)	(20.6)
Other comprehensive income, net of tax	—	—	(2.1)	—	(2.1)
BALANCES AT SEPTEMBER 30, 2019	$0.7	$1,076.3	$(7.5)	$5.0	$1,074.5

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) attributable to Myriad Genetics, Inc. stockholders	$(20.6)	(0.7)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.2	18.3
Non-cash interest expense	0.1	(1.3)
Loss (gain) on disposition of assets	(0.1)	(1.0)
Share-based compensation expense	8.8	7.7
Deferred income taxes	(5.1)	2.7
Unrecognized tax benefits	0.4	(2.6)
Change in fair value of contingent consideration	0.7	(0.4)
Changes in assets and liabilities:
Prepaid expenses	2.6	1.8
Trade accounts receivable	16.7	(3.3)
Other receivables	(0.1)	(0.3)
Inventory	3.1	3.5
Prepaid taxes	2.1	(3.6)
Accounts payable	(9.3)	(8.4)
Accrued liabilities	(1.7)	(4.4)
Deferred revenue	—	(0.2)
Net cash provided by operating activities	15.8	7.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.4)	(1.3)
Acquisitions, net of cash acquired	—	(279.6)
Purchases of marketable investment securities	(23.1)	(14.4)
Proceeds from maturities and sales of marketable investment securities	17.4	16.3
Net cash used in investing activities	(7.1)	(279.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	(0.4)	2.1
Payment of contingent consideration recognized at acquisition	(3.3)	—
Net proceeds from revolving credit facility	—	290.0
Repayment of revolving credit facility	(8.6)	(40.0)
Net cash provided by (used in) financing activities	(12.3)	252.1
Effect of foreign exchange rates on cash and cash equivalents	0.3	1.5
Net decrease in cash and cash equivalents	(3.3)	(17.6)
Cash and cash equivalents at beginning of the period	93.2	110.9
Cash and cash equivalents at end of the period	$89.9	$93.3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Operating results for the three months ended September 30, 2019 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and changing certain lessor accounting requirements. ASU 2016-02 also requires entities to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. On July 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective approach by initially applying ASU 2016-02 at the adoption date, rather than at the beginning of the earliest comparative period presented. Results for the three months ended September 30, 2019 are presented under ASU 2016-02. Prior period amounts were not adjusted and continue to be reported under previous lease accounting guidance.

Under ASU 2016-02, the Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. When calculating the Company’s incremental borrowing rates, the Company gives consideration to its credit risk, term of the lease, total lease payments and adjust for the impacts of collateral, as necessary. The lease term used may reflect any option to extend or terminate the lease when it is reasonably certain the Company will exercise such options. Lease expenses for the Company's operating leases are recognized on a straight-line basis over the lease term.

ASU 2016-02 provides a number of optional practical expedients in transitioning to ASU 2016-02. The Company has elected the package of practical expedients to avoid reassessing under ASU 2016-02 prior conclusions about lease identification, lease classification and initial direct costs. The Company has also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use ROU assets based on all facts and circumstances through the effective date of the new standard. ASU 2016-02 also provides practical expedients for ongoing lease accounting. The Company has elected the recognition exemption for short-term leases for all leases that qualify. Under this exemption, the Company will not recognize ROU assets or lease liabilities for those leases that qualify as a short-term lease (leases with lease terms of 12 months or less), which includes not recognizing ROU assets or lease liabilities for existing short-term leases in transition. The Company also has elected the practical expedient avoid separating lease and non-lease components for any of its leases within its existing classes of assets.

The Company recognized operating lease liabilities of $78.8 and right-of-use assets related to operating leases totaling $74.5 as of the adoption date. These are presented as “Current maturities of operating lease liabilities” for a total of $13.1, “Noncurrent operating lease liabilities” for a total of $65.7, and “Operating lease right-of-use assets” for a total of $74.5 on the Company’s consolidated balance sheet. No adjustments to the beginning retained earnings balance were required.

Standards Effective in Future Years and Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) which introduces new guidance for the accounting for credit losses on certain instruments within its scope. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

(2)	REVENUE

The following table presents detail regarding the composition of our total revenue by product and U.S versus rest of world, “RoW”:

	Three months ended September 30,
	2019			2018
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$100.6	$3.9	$104.5	$113.5	$2.8	$116.3
GeneSight	22.7	—	22.7	29.3	—	29.3
Prenatal	23.5	—	23.5	18.1	—	18.1
VectraDA	11.0	—	11.0	13.0	—	13.0
Prolaris	6.5	—	6.5	6.2	—	6.2
EndoPredict	0.5	1.8	2.3	0.3	2.1	2.4
Other	1.4	0.1	1.5	3.6	0.1	3.7
Total molecular diagnostic revenue	166.2	5.8	172.0	184.0	5.0	189.0
Pharmaceutical and clinical service revenue	8.5	5.9	14.3	7.6	5.7	13.3
Total revenue	$174.7	$11.7	$186.3	$191.6	$10.7	$202.3

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

	Three months ended
	September 30,
	2019	2018
Deferred revenue - beginning balance	$2.2	$2.6
Revenue recognized	(0.4)	(1.7)
Prepayments	0.3	1.6
Deferred revenue - Ending Balance	$2.1	$2.5

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

In accordance with ASU 2014-09, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, periodically the Company enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical and clinical services that may have terms longer than one year and include multiple performance obligations.  As of September 30, 2019, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $1.8.

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

In addition, the Company considers all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. The Company considers the probability of the variable consideration for each possible scenario. The Company also has significant experience with historical discount patterns and uses this experience to estimate transaction prices. The Company excludes from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for e.g. sales tax, value added tax etc.

The Company applies the practical expedient related to costs to obtain or fulfill a contract since the amortization period for such costs will be one year or less. Accordingly no costs incurred to obtain or fulfill a contract have been capitalized. The Company also applies the practical expedient for not adjusting revenue recognized for the effects of the time value of money. This practical expedient has been elected because the Company collects very little cash from customers under payment terms and vast majority of payments terms have a payback period of less than one year.

During the three months ended September 30, 2019, the Company recognized a $10.9 decrease in revenue, which resulted in an ($0.11) impact to EPS, for tests in which the performance obligation of delivering the tests results was met in prior periods.  The changes were primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third party payors.

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

The Company acquired Counsyl for total consideration of $405.9, consisting of $278.5 in cash, financed in part by the Amendment to the Facility (see Note 8) and 2,994,251 shares of common stock issued, valued at $127.4.  The shares were issued and valued as of July 31, 2018 at a per share market closing price of $42.53. To complete the purchase transaction, the Company incurred approximately $6.8 of acquisition costs, which were recorded as selling, general and administrative expenses in the period incurred.

Of the cash consideration, $5.0 was deposited into an escrow account to fund any post-closing adjustments payable to Myriad based upon differences between the estimated working capital and the actual working capital of Counsyl at closing.

Consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The allocation of the consideration transferred was finalized within the measurement period (which was up to one year from the acquisition date).

Estimated Fair Value
Current assets	$42.5
Intangible assets	290.0
Equipment	18.2
Other assets	0.1
Goodwill	99.3
Current liabilities	(19.6)
Long term liabilities	(0.1)
Deferred tax liability	(9.2)
Total fair value purchase price	$421.2
Less: Cash acquired	(15.3)
Total consideration transferred	$405.9

Identifiable Intangible Assets

Through its acquisition of Counsyl, the Company acquired intangible assets that consisted of developed screening processes with an estimated fair value of $290.0. The fair values of these developed screening processes were estimated using a probability-weighted income approach that discounts expected future cash flows to present value. Under the probability-weighted income approach, the estimated net cash flows from these developed screening processes were discounted using a discount rate of 12.5%, which is based on the estimated internal rate of return for the acquired developed screening processes and represents the rate that market participants may use to value these intangible assets. The Company will amortize these intangible assets on a straight-line basis over their estimated useful lives of 12 years.

Goodwill

The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed from Counsyl and is attributable to the benefits expected from combining the Company’s expertise with Counsyl’s technology and customer insights and the opportunity to integrate genetic screening into clinical practice with OBGYNs.  Changes in goodwill since the Counsyl acquisition as of September 30, 2019 are shown below:

Carrying
amount
Balance September 30, 2018	$94.9
Fair value adjustment to equipment	0.7
Intangible adjustment	2.9
Working capital adjustment	(1.1)
Change in deferred tax liability	1.9
Balance September 30, 2019	$99.3

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

	Three months ended
	September 30,
	2019	2018
Revenue	$186.3	$212.5
Income (loss) from operations	(20.9)	11.5
Net income (loss)	(20.6)	8.6
Earnings (loss) per share, basic	$(0.28)	$0.11
Earnings (loss) per share, diluted	$(0.28)	$0.11

(4)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The Company’s cash equivalents consist of short-term, highly liquid investments that are readily convertible to known amounts of cash.  The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2019 and June 30, 2019 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At September 30, 2019:
Cash and cash equivalents:
Cash	$67.2	$—	$—	$67.2
Cash equivalents	22.7	—	—	$22.7
Total cash and cash equivalents	89.9	—	—	89.9
Available-for-sale:
Corporate bonds and notes	68.7	0.4		69.1
Municipal bonds	15.0	0.1		15.1
Federal agency issues	7.0	—	—	7.0
US government securities	12.9	0.1	—	13.0
Total	$193.5	$0.6	$—	$194.1

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2019:
Cash and cash equivalents:
Cash	$68.7	$—	$—	$68.7
Cash equivalents	24.5	—	—	24.5
Total cash and cash equivalents	93.2	—	—	93.2
Available-for-sale:
Corporate bonds and notes	64.0	0.6	—	64.6
Municipal bonds	15.3	—	—	15.3
Federal agency issues	9.0	—	—	9.0
US government securities	9.7	—	—	9.7
Total	$191.2	$0.6	$—	$191.8

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at September 30, 2019:

	Amortized	Estimated
	cost	fair value
Cash	$67.2	$67.2
Cash equivalents	22.7	22.7
Available-for-sale:
Due within one year	54.9	55.0
Due after one year through five years	48.7	49.2
Due after five years	—	—
Total	$193.5	$194.1

(5)	PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	June 30,
	2019	2019
Land	$2.2	$2.3
Buildings and improvements	18.2	18.8
Leasehold improvements	31.1	31.0
Equipment	115.5	117.1
	167.0	169.2
Less accumulated depreciation	(112.0)	(111.9)
Property, plant and equipment, net	$55.0	$57.3

	Three months ended
	September 30,
	2019	2018
Depreciation expense	$2.9	$4.9

(6)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $416.1 from the acquisitions of Counsyl that was completed on  July 31, 2018, Assurex that was completed on August 31, 2016, Sividon Diagnostics GmbH (“Sividon”) that was completed on May 31, 2016, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $350.8 relates to the Company’s diagnostic segment and $65.3 relates to the other segment.  The following summarizes changes to the goodwill balance for the three months ended September 30, 2019:

Carrying amount
Ending balance June 30 2019	$417.2
Acquisitions	—
Translation adjustments	(1.1)
Ending balance September 30, 2019	$416.1

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At September 30, 2019:
Purchased licenses and technologies	$814.5	$(171.5)	$643.0
Customer relationships	4.7	(3.9)	0.8
Trademarks	3.0	(1.3)	1.7
Total amortized intangible assets	822.2	(176.7)	645.5
In-process research and development	22.3	—	22.3
Total unamortized intangible assets	22.3	—	22.3
Total intangible assets	$844.5	$(176.7)	$667.8

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2019:
Purchased licenses and technologies	$815.7	$(156.6)	$659.1
Customer relationships	4.6	(3.8)	0.8
Trademarks	3.0	(1.2)	1.8
Total amortized intangible assets	823.3	(161.6)	661.7
In-process research and development	23.0	—	23.0
Total unamortized intangible assets	23.0	—	23.0
Total intangible assets	$846.3	$(161.6)	$684.7

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended
	September 30,
	2019	2018
Amortization of intangible assets	$15.3	$13.4

(7)	ACCRUED LIABILITIES

	September 30,	June 30,
	2019	2019
Employee compensation and benefits	$45.2	$48.8
Accrued taxes payable	7.2	3.0
Qui tam settlement	9.1	9.1
Other	11.5	18.0
Total accrued liabilities	$73.0	$78.9

(8)	LONG-TERM DEBT

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

Pursuant to the Amended Facility, Myriad borrowed revolving loans in an aggregate principal amount of $300.0 with $1.8 in upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Amended Facility. The current balance of the net long-term debt is $225.0. There are no scheduled principal payments of the Amended Facility prior to its maturity date.

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

Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, complete mergers or consolidations, and/or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. We were in compliance with all financial covenants at September 30, 2019.

During the quarter ended September 30, 2019, the Company made $8.6 in principal repayments.

The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. Amounts outstanding under the Amended Facility and Facility were as follows:

	September 30,	June 30,
	2019	2019
Long-term debt	$226.6	$235.0
Long-term debt discount	(1.6)	(1.5)
Net long-term debt	$225.0	$233.5

(9)	OTHER LONG TERM LIABILITIES

	September 30,	June 30,
	2019	2019
Pension obligation	6.8	6.8
Other	0.5	1.0
Total other long term liabilities	$7.3	$7.8

The Company has two non-contributory defined benefit pension plans for certain Clinic employees. Participation in the plans excludes those employees hired after 2002. As of September 30, 2019 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $6.8.

(10)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at September 30, 2019.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 74.4 shares issued and outstanding at September 30, 2019.

Common shares issued and outstanding

	Three months ended	Year ended
	September 30,	June 30,
	2019	2019
Beginning common stock issued and outstanding	73.5	70.6
Common stock issued upon exercise of options and employee stock plans	0.9	4.5
Repurchase and retirement of common stock	—	(1.6)
Common stock issued and outstanding at end of period	74.4	73.5

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended
	September 30,
	2019	2018
Denominator:
Weighted-average shares outstanding used to compute basic EPS	73.7	73.0
Effect of dilutive shares	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	73.7	73.0

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended
	September 30,
	2019	2018
Anti-dilutive options and RSU's excluded from EPS computation	1.7	4.1

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2019, the Company has $110.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for three months ended September 30, 2019 and 2018 were as follows:

Three months ended
September 30,
	2019	2018
Shares purchased and retired	—	—
Common stock and additional paid-in-capital reductions	$—	$—
Charges to retained earnings	$—	$—

(11)	INCOME TAXES

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates.  The Tax Act Cuts and Jobs Act reduces the federal corporate tax rate to 21% for the fiscal year ending June 30, 2020.  Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.   Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

Income tax benefit for the three months ended September 30, 2019 was $(1.7), or approximately 7.6% of pre-tax income compared to income tax expense of $1.6, or approximately 200.0% of pre-tax income, for the three months ended September 30,

2018.  Income tax expense for the three months ended September 30, 2019 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2020, adjusted by discrete items recognized during the period.  For the three months ended September 30, 2019, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of the release of uncertain tax liabilities, state income taxes, acquisition transaction costs, and differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.  The Company is currently under audit by the state of New Jersey for the fiscal years June 30, 2013 through 2017; the state of New York and Massachusetts for the fiscal years June 30, 2014 through 2016; Germany for the fiscal years June 30, 2013 through 2015; and Switzerland for the fiscal years June 30, 2015 through 2016. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

(12)	SHARE-BASED COMPENSATION

On November 30, 2017, the Company’s shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors. As of September 30, 2019, the Company may grant additional shares of common stock under the 2017 Plan with respect to the 0.4 options outstanding under our 2003 Plan and 5.3 options and restricted stock units outstanding under our 2010 Plan, that expire or are cancelled without delivery of shares of common stock. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the RSU, shall again be available for issuance pursuant to the 2017 Plan.

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

Stock Options

A summary of the stock option activity under the Company’s plans for the three months ended September 30, 2019 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2019	5.5	$24.45
Options granted	—	$—
Less:
Options exercised	(0.4)	$22.87
Options canceled or expired	(0.1)	$30.00
Options outstanding at September 30, 2019	5.0	$24.39
Options exercisable at September 30, 2019	5.0	$24.39

As of September 30, 2019, there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the three months ended September 30, 2019 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2019	2.4	$37.70
RSUs granted	1.2	$29.89
Less:
RSUs vested	(0.8)	$36.00
RSUs canceled	(0.1)	$46.00
RSUs outstanding at September 30, 2019	2.7	$34.71

As of September 30, 2019, there was $39.2 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.7 years.  This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of September 30, 2019, approximately 0.6 shares of common stock are available for issuance under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended
	September 30,
	2019	2018
Cost of molecular diagnostic testing	$0.2	$0.2
Cost of pharmaceutical and clinical services	0.1	0.1
Research and development expense	1.5	1.2
Selling, general, and administrative expense	7.0	6.2
Total share-based compensation expense	$8.8	$7.7

(13)	FAIR VALUE MEASUREMENTS

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

Level 3—unobservable inputs.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.  For Level 3 contingent consideration, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability.  This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earn out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business.  The contingent earn-out liabilities are classified as a component of long-term and short-term contingent consideration in the Company’s consolidated balance sheets.  Changes to the earn-out liabilities are reflected in change in the fair value of contingent consideration in our consolidated statements of operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $224.7 at September 30, 2019.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
September 30, 2019
Money market funds (a)	$13.3	$—	$—	$13.3
Corporate bonds and notes	1.5	69.1	—	70.6
Municipal bonds	—	15.1	—	15.1
Federal agency issues	—	7.0	—	7.0
US government securities	—	13.0	—	13.0
Contingent consideration	—	—	(10.7)	(10.7)
Total	$14.8	$104.2	$(10.7)	$108.3

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest.

	Level 1	Level 2	Level 3	Total
June 30, 2019
Money market funds (a)	$17.2	$—	$—	$17.2
Corporate bonds and notes	2.5	64.4	—	66.9
Municipal bonds	—	15.4	—	15.4
Federal agency issues	—	9.0	—	9.0
US government securities	—	9.8	—	9.8
Contingent consideration	—	—	(13.8)	(13.8)
Total	$19.7	$98.6	$(13.8)	$104.5

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2019	$13.8
Payment of contingent consideration	(3.3)
Change in fair value recognized in the income statement	(0.7)
Translation adjustments recognized in other comprehensive income	0.9
Ending balance September 30, 2019	$10.7

(14)	COMMITMENTS AND CONTINGENCIES

In July 2019, the Company resolved the complaint filed by a qui tam relator in October 2017 in the United States District Court for the District of South Carolina.  The complaint was the basis of the Office of Inspector General (OIG) subpoena dated February 2018 regarding Medicare billing practices relating to the Company’s hereditary cancer testing from 2014 to 2018.  After a 17-month investigation, the Department of Justice declined to intervene in the case.  The Company believes this demonstrated that the key allegations made in the complaint were false.  In order to avoid a lengthy and distracting litigation with the qui tam relator, the Company entered into a settlement agreement on July 18, 2019 under which the Company would pay $9.1 to the qui tam relator in order to settle the matter. The Company paid the settlement amount of $9.1 in October 2019. The Company denies any wrongdoing and does not anticipate any material change in its billing practices.

In addition, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of September 30, 2019, the management of the Company believes any reasonably possible liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options which allows the Company to, at its election, renew or extend the lease for a fixed or indefinite period of time. These optional periods have not been considered in the determination of the right-of-use-assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the three months ended September 30, 2019, the Company incurred $4.6 in lease costs which are included in operating expenses in the consolidated statement of operations in relation to these operating leases. Of such lease costs, $0.6 was variable lease expense and $0.1 was short-term lease expense, and neither of them were included in the measurement of the Company's operating ROU assets and lease liabilities. The variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Fiscal year ending:
2020	$11.9
2021	14.9
2022	13.7
2023	12.6
2024	12.3
Thereafter	19.3
Total lease payments	$84.7

As of September 30, 2019, the weighted average remaining lease term is 6.0 years and the weighted average discount rate used to determine the operating lease liability was 3.87%.

Disclosures related to periods prior to the adoption of ASU 2016-02

The following table summarizes the future minimum lease payments as of June 30, 2019:

Fiscal year ending:
2020	$15.1
2021	14.1
2022	13.1
2023	12.2
2024	11.9
Thereafter	19.1
Total lease payments	$85.5

(15)	EMPLOYEE DEFERRED SAVINGS PLAN

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

	Three months ended
	September 30,
	2019	2018
Deferred savings plan contributions	$2.5	$2.0

(16)	SEGMENT AND RELATED INFORMATION

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended September 30, 2019
Revenues	$170.4	$15.9	$186.3
Depreciation and amortization	16.9	1.3	18.2
Segment operating income (loss)	17.3	(38.2)	(20.9)
Three months ended September 30, 2018
Revenues	$189.0	$13.3	$202.3
Depreciation and amortization	17.0	1.3	18.3
Segment operating income	27.6	(26.4)	1.2

	Three months ended
	September 30,
	2019	2018
Total operating income for reportable segments	$(20.9)	$1.2
Unallocated amounts:
Interest income	0.9	0.7
Interest expense	(2.9)	(2.2)
Other	0.6	1.1
Income (loss) from operations before income taxes	(22.3)	0.8
Income tax provision	(1.7)	1.6
Net income (loss)	(20.6)	(0.8)
Net loss attributable to non-controlling interest	—	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(20.6)	$(0.7)

(17)	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended
	September 30,
	2019	2018
Cash paid during the period for income taxes	$0.2	$4.9
Cash paid for interest	2.8	0.9
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$74.5	$—
Operating lease liabilities	(78.8)	—
Accrued liabilities and other long-term liabilities	4.3	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading precision medicine company acting as a trusted advisor to transform patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which such genes and proteins are involved to better understand the genetic basis of certain human diseases. We believe that identifying these biomarkers (i.e., DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs. During the three months ended September 30, 2019, we reported total revenues of $186.3 million and net loss of $20.6 million that included income tax benefit of $(1.7) million resulting in $(0.28) diluted earnings per share.

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

Business Highlights

During the quarter ended September 30, 2019, Myriad reduced its financial guidance based primarily on a reduction in its outlook for hereditary cancer revenue. The reduction is based upon a coding transition which reduced reimbursement for the Company’s hereditary cancer tests despite double digit volume growth in the fiscal first-quarter. For GeneSight, the Company received reimbursement coverage for the test from UnitedHealthcare, the largest commercial insurer in the country, which took effect on October 1, 2019. Additionally, Myriad signed a master service agreement with a large pharmacy benefit manager in the United States to offer GeneSight to commercial payer and self-funded employer customers. A Fortune 50 company has already opted into the master service agreement.

We also saw the publication of the precision medicine analysis from the GUIDED study which demonstrated the test statistically significantly improved remission, response rates, and symptoms in patients taking medication with predicted gene drug interactions. For the prenatal tests Myriad published a study on its NIPS test Prequel which demonstrated Prequel is the only commercial product that is highly accurate in women with high body mass index. With Prolaris, the company published a clinical utility study demonstrating 82 percent of men with low Prolaris scores choose active surveillance as initial treatment with 64% these men remaining on active surveillance after four years of follow up.

From a companion diagnostic perspective, Myriad filed a supplementary Premarket Approval Application with the U.S. Food and Drug Administration (FDA) to authorize BRACAnalysis CDx as a companion diagnostic test for olaparib in metastatic, castrate-resistant, prostate cancer patients with germline BRCA mutations. The company also received the first FDA approval for myChoice CDx® as a companion diagnostic by healthcare professionals to identify women with ovarian cancer who have homologous recombination deficiency and may be candidates for niraparib monotherapy in the fourth-line setting. The company plans to seek ADLT status for this test and has a list price of $4,040. Myriad also submitted the myChoice CDx® companion diagnostic test for approval by Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) in parallel with Takeda’s PMDA review of the novel PARP inhibitor, niraparib.  Takeda has an exclusive licensing agreement to develop and commercialize niraparib in Japan.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Revenue

	Three months ended
	September 30,
(In millions)	2019	2018	Change
Revenue	$186.3	$202.3	$(16.0)

The decrease in revenue was primarily due to a reduction of $11.8 million in Hereditary Cancer Testing revenue due to reduced reimbursement, including changes in estimates for tests in which the performance obligation of delivering the test results was met in prior periods, and a reduction of $6.6 million in GeneSight revenue due to reduced volumes. These decreases were partially offset by an increase of $5.4 million in Prenatal revenue due to Counsyl contributing revenue for only a portion of the three months ended September 30, 2018 compared to the full three months ended September 30, 2019.

The following table presents additional detail regarding the composition of our total revenue for the three months ended September 30, 2019 and 2018:

	Three months ended
	September 30,		$	% of Total Revenue
(In millions)	2019	2018	Change	2019	2018
Molecular diagnostic revenues:
Hereditary Cancer Testing	$104.5	$116.3	$(11.8)	56%	57%
GeneSight	22.7	29.3	(6.6)	12%	14%
Prenatal	23.5	18.1	5.4	13%	9%
VectraDA	11.0	13.0	(2.0)	6%	6%
Prolaris	6.5	6.2	0.3	3%	3%
EndoPredict	2.3	2.4	(0.1)	1%	1%
Other	1.5	3.7	(2.2)	1%	2%
Total molecular diagnostic revenue	172.0	189.0	(17.0)
Pharmaceutical and clinical service revenue	14.3	13.3	1.0	8%	8%
Total revenue	$186.3	$202.3	$(16.0)	100%	100%

Cost of Sales

	Three months ended
	September 30,
(In millions)	2019	2018	Change
Cost of sales	$49.7	$49.7	$—
Cost of sales as a % of sales	26.7%	24.6%

Cost of sales as a percentage of revenue increased from 24.6% to 26.7% during the three months ended September 30, 2019 compared to the same period in the prior year.  The increase was primarily driven by lower gross margins associated with the Counsyl business and reduction of reimbursement related to Hereditary Cancer and GeneSight, partially offset by the implementation of efficiency programs in our DNA, RNA, and protein based laboratories.

Research and Development Expenses

	Three months ended
	September 30,
(In millions)	2019	2018	Change
R&D expense	$21.3	$21.1	$0.2
R&D expense as a % of sales	11.4%	10.4%

Research and development expense for the three months ended September 30, 2019 increased compared to the same period in the prior year primarily related to Counsyl being included for a full quarter during the quarter ended September 30, 2019 compared to only a partial quarter for the quarter ended September 30, 2018.

Change in the Fair Value of Contingent Consideration

	Three months ended
	September 30,
(In millions)	2019	2018	Change
Change in the fair value of contingent consideration	$0.7	$0.4	$0.3
Change in the fair value of contingent consideration as a % of sales	0.4%	0.2%

The fair value of contingent consideration for the three months ended September 30, 2019 increased compared to the same period in the prior year due to increase in the fair value of contingent consideration related to the Sividon acquisition.

Selling, General and Administrative Expenses

	Three months ended
	September 30,
(In millions)	2019	2018	Change
SG&A expense	$135.5	$129.9	$5.6
SG&A expense as a % of sales	72.7%	64.2%

Selling, general and administrative expense increased slightly for the three months ended September 30, 2019 compared to the same period in the prior year primarily related to Counsyl being included for a full quarter during the quarter ended September 30, 2019 compared to only a partial quarter for the quarter ended September 30, 2018.

Other Income (Expense)

	Three months ended
	September 30,
(In millions)	2019	2018	Change
Other income (expense)	$(1.4)	$(0.4)	$(1.0)

For the three months ended September 30, 2019 compared to the same period in the prior year, the change in other income expense was primarily driven by an increase in interest expense related to the debt incurred to fund the acquisition of Counsyl.  This was partially offset by increased interest income.

Income Tax Expense

	Three months ended
	September 30,
(In millions)	2019	2018	Change
Income tax expense (benefit)	$(1.7)	$1.6	$(3.3)
Effective tax rate	7.6%	200.0%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the three months ended September 30, 2019 is $(1.7) million for an effective tax rate of 7.6%.  The decrease in the effective rate for the three months ended September 30, 2019 as compared to the same period in prior year is due to the release of uncertain tax liabilities, state income taxes, acquisition transaction cost, and the differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

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

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	September 30,	June 30,
(In millions)	2019	2019	Change
Cash and cash equivalents	$89.9	$93.2	$(3.3)
Marketable investment securities	52.7	43.7	9.0
Long-term marketable investment securities	51.5	54.9	(3.4)
Cash, cash equivalents and marketable investment securities	$194.1	$191.8	$2.3

The decrease in cash and cash equivalents was primarily driven by the repayment of principle on the Amended Facility of $8.6 million, the payment of contingent consideration of $3.3 million related to Sividon, and $18.8 million reduction in net income excluding the change in the fair value of contingent consideration.  This was partially offset by $15.8 million in cash provided by operating activities.

The following table represents the condensed consolidated cash flow statement:

	Three months ended
	September 30,
(In millions)	2019	2018	Change
Cash flows from operating activities	$15.8	7.8	$8.0
Cash flows from investing activities	(7.1)	(279.0)	271.9
Cash flows from financing activities	(12.3)	252.1	(264.4)
Effect of foreign exchange rates on cash and cash equivalents	0.3	1.5	(1.2)
Net increase (decrease) in cash and cash equivalents	(3.3)	(17.6)	14.3
Cash and cash equivalents at the beginning of the year	93.2	110.9	(17.7)
Cash and cash equivalents at the end of the period	$89.9	$93.3	$(3.4)

Cash Flows from Operating Activities

The increase in cash flows from operating activities for the three months ended September 30, 2019, compared to the same period in the prior year, was primarily due to a $28.3 million change in assets and liabilities associated with operating activities, partially offset by a $18.8 million decrease in net income excluding contingent consideration.

Cash Flows from Investing Activities

For the three months ended September 30, 2019, compared to the same period in the prior year, the increase in cash used in investing activities was driven primarily by the $279.6 million used for the acquisition of Counsyl that occurred during the same period in the prior year.  This was partially offset by a $7.6 million increase in net purchases of marketable investment securities.

Cash Flows from Financing Activities

For the three months ended September 30, 2019, compared to the same period in the prior year, the decrease in cash flows from financing activities was driven primarily by the $290.0 million in net proceeds from the revolving credit facility that occurred during the same period in the prior year but did not occur during the three months ended September 30, 2019.  The decrease in cash flows were partially offset by only $8.6 million in cash paid for repayment of the revolving credit facility during the three months ended September 30, 2019 compared to $40.0 million in cash paid for repayment of the revolving credit facility during the same period in the prior year.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200.0 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2019, we have $110.7 million remaining on our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities”.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  During the first quarter of fiscal 2019, we adopted new accounting guidance related to lease accounting, which is described above at “Recent Accounting Pronouncements.” There have been no other significant changes to our accounting policies during the period.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “potential,” “could,” “would,” “continue,” “likely,” “will,” “strategy, “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to transition from our existing product portfolio to our new tests; risks related to changes in the governmental or private insurers’ coverage and reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over our genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire, including but not limited to our acquisition of Counsyl, Assurex, Crescendo, Sividon and the Clinic; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decision in the lawsuit brought against us by the Association for Molecular Pathology et al; risks of new, changing and competitive technologies and regulations in the United States and internationally; the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements: the risk that we will be unable to pay, when due, amounts due under our creditor lending agreements; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual report on Form 10-K for the fiscal year ended June 30, 2019, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended September 30, 2019 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which is incorporated by reference herein.

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

Changes in Internal Controls

During the three months ended September 30, 2019, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2016-02 “Lease (Topic 842)” that became effective July 1, 2019. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

Investigations of the Department of Health and Human Services, Office of Inspector General

In July 2019, we resolved the complaint filed by a qui tam relator in October 2017 in the United States District Court for the District of South Carolina.  The complaint was the basis of the Office of Inspector General (OIG) subpoena dated February 2018 regarding Medicare billing practices relating to the Company’s hereditary cancer testing from 2014 to 2018.  After a 17-month investigation, the Department of Justice declined to intervene in the case.  The Company believes it demonstrated that the key allegations made in the complaint were false.  In order to avoid a lengthy and distracting litigation with the qui tam relator, we entered into a settlement agreement on July 18, 2019 under which we would pay $9.1 million to the qui tam relator in order to settle the matter. The settlement was approved on October 23, 2019 and the Company paid the settlement amount of $9.1 on October 29, 2019. The Company denies any wrongdoing and does not anticipate any material change in billing practices.

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

Purported Securities Class Action Claims

On September 27, 2019, Ethan Silverman, individually and on behalf of all others similarly situated, filed a purported class action complaint in the United States District Court, District of Utah, No. 2:19-cv-00707-PMW (“Silverman Action”), against us, our President and Chief Executive Officer, Mark C. Capone, and our Executive Vice President and Chief Financial Officer, R. Bryan Riggsbee (collectively the “Defendants”).  This action is premised upon allegations that the Defendants made false and misleading statements regarding our business, operations, and acquisitions.  The plaintiff seeks certification as the purported class representative and the payment of damages allegedly sustained by plaintiff and the purported class by reason of the allegations set forth in the complaint, plus interest, and legal and other costs and fees.  The Company intends to vigorously defend against this action.

Other Legal Proceedings

On August 24, 2018, Assurex Health, Inc. was served with an Amended Complaint which had been filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Civil Action No. 2018 L 004972, by Pipe Trades Services MN Welfare Plan ("Pipe Trades"), as a qui tam relator, on behalf of the State of Illinois, Pipe Trades, and all others similarly situated, purportedly arising from Assurex's alleged violations of the Illinois Insurance Claims Fraud Prevention Act and other causes of action. Pipe Trades seeks certification of a putative class, certification as the purported class representative, and the payment of treble damages allegedly sustained by Pipe Trades and the purported class by reason of the allegations set forth in the amended complaint, plus statutory damages and penalties, plus interest, and legal and other costs and fees. The State of Illinois and Cook County, Illinois, have declined to intervene in the matter. On September 11, 2019, plaintiffs filed a second amended complaint and on October 10, 2019, Assurex filed a Motion to Dismiss Plaintiff’s Second Amended Complaint for Lack of Personal Jurisdiction and Standing requesting that the second amended complaint be dismissed in its entirety, with prejudice, for lack of personal jurisdiction and standing. We intend to continue to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss, if any.

Other than as set forth above, we are not a party to any legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In June 2016, we announced that our Board of Directors had authorized us to repurchase an additional $200.0 million of our outstanding common stock increasing the cumulative share repurchase authorization since we first authorized the program in May 2010 to $1.4 billion. In connection with our most recent stock repurchase authorization, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of the date of this report, the Company has used $50.0 million to repurchase shares of the Company’s stock as part of an accelerated share repurchase under our most recent stock repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

The details of the activity under our stock repurchase programs during the three months ended September 30, 2019, are as follows:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
July 1, 2019 to July 31, 2019	—	$—	—	110.7
August 1, 2019 to August 31, 2019	—	$—	—	110.7
September 1, 2019 to September 31, 2019	—	$—	—	110.7
Total	—		—	110.7

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 5, 2019	By:	/s/ Mark C. Capone
Mark C. Capone
President and Chief Executive Officer
(Principal executive officer)

Date: November 5, 2019	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and chief accounting officer)