Form 10-Q
period 2019-12-31
MYRIAD GENETICS INC
filed 2020-02-07
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 31, 2020 the registrant had 74,550,111 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	December 31,	June 30,
ASSETS	2019	2019
Current assets:
Cash and cash equivalents	$81.2	$93.2
Marketable investment securities	60.4	43.7
Prepaid expenses	16.2	16.6
Inventory	28.1	31.4
Trade accounts receivable	118.3	133.9
Prepaid taxes	24.7	25.1
Other receivables	3.5	4.7
Assets held for sale	32.9	—
Total current assets	365.3	348.6
Property, plant and equipment, net	36.5	57.3
Operating lease right-of-use assets	67.3	—
Long-term marketable investment securities	47.6	54.9
Intangibles, net	653.5	684.7
Goodwill	408.1	417.2
Total assets	$1,578.3	$1,562.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21.0	$33.3
Accrued liabilities	61.1	78.9
Current maturities of operating lease liabilities	12.8	—
Short-term contingent consideration	3.4	3.4
Deferred revenue	3.6	2.2
Liabilities held for sale	10.5	—
Total current liabilities	112.4	117.8
Unrecognized tax benefits	22.4	21.7
Noncurrent operating lease liabilities	58.7	—
Other long-term liabilities	—	7.8
Contingent consideration	6.9	10.4
Long-term debt	225.1	233.5
Long-term deferred taxes	75.5	82.6
Total liabilities	501.0	473.8
Commitments and contingencies
Stockholders’ equity:
Common stock, 74.5 and 73.5 shares outstanding at December 31, 2019 and June 30, 2019 respectively	0.7	0.7
Additional paid-in capital	1,085.1	1,068.0
Accumulated other comprehensive loss	(5.3)	(5.4)
Retained earnings (deficit)	(3.3)	25.6
Total Myriad Genetics, Inc. stockholders’ equity	1,077.2	1,088.9
Non-Controlling Interest	0.1	—
Total stockholders' equity	1,077.3	1,088.9
Total liabilities and stockholders’ equity	$1,578.3	$1,562.7

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Molecular diagnostic testing	$181.1	$203.0	$353.1	$392.0
Pharmaceutical and clinical services	14.0	13.8	28.3	27.1
Total revenue	195.1	216.8	381.4	419.1
Costs and expenses:
Cost of molecular diagnostic testing	41.0	44.0	82.2	86.3
Cost of pharmaceutical and clinical services	8.6	8.1	17.1	15.5
Research and development expense	18.8	22.4	40.1	43.5
Change in the fair value of contingent consideration	(0.1)	1.0	0.6	1.4
Selling, general, and administrative expense	135.6	135.2	271.1	265.1
Total costs and expenses	203.9	210.7	411.1	411.8
Operating income (loss)	(8.8)	6.1	(29.7)	7.3
Other income (expense):
Interest income	0.8	0.9	1.7	1.6
Interest expense	(2.5)	(3.4)	(5.4)	(5.6)
Other	(0.9)	—	(0.3)	1.1
Total other expense:	(2.6)	(2.5)	(4.0)	(2.9)
Income (loss) before income tax	(11.4)	3.6	(33.7)	4.4
Income tax provision (benefit)	(3.1)	1.0	(4.8)	2.6
Net income (loss)	$(8.3)	$2.6	$(28.9)	$1.8
Net loss attributable to non-controlling interest	—	—	—	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(8.3)	$2.6	$(28.9)	$1.9
Earnings (loss) per share:
Basic	$(0.11)	$0.04	$(0.39)	$0.03
Diluted	$(0.11)	$0.03	$(0.39)	$0.02
Weighted average shares outstanding:
Basic	74.4	74.2	74.1	73.6
Diluted	74.4	76.5	74.1	76.9

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(8.3)	$2.6	$(28.9)	$1.9
Unrealized loss on available-for-sale securities, net of tax	—	(0.2)	—	$(0.4)
Change in foreign currency translation adjustment, net of tax	2.2	0.9	0.1	1.3
Comprehensive income (loss)	(6.1)	3.3	(28.8)	2.8
Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income (loss) attributable to Myriad Genetics, Inc. shareholders	$(6.1)	$3.3	$(28.8)	$2.8

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In millions)

			Accumulated	Retained		Myriad
		Additional	other	earnings	Non-	Genetics, Inc.
	Common	paid-in	comprehensive	(accumulated	Controlling	Stockholders’
	stock	capital	loss	deficit)	Interest	equity
BALANCES AT JUNE 30, 2018	$0.7	$915.4	$(4.1)	$54.1	$—	$966.1
Issuance of common stock under share-based compensation plans	—	1.9	—	—	—	1.9
Issuance of common stock for acquisition	—	127.4	—	—	—	127.4
Share-based payment expense	—	7.7	—	—	—	7.7
Net loss	—	—	—	(0.7)	—	(0.7)
Other comprehensive loss, net of tax	—	—	(0.2)	—	—	(0.2)
BALANCES AT SEPTEMBER 30, 2018	$0.7	$1,052.4	$(4.3)	$53.4	$—	$1,102.2
Issuance of common stock under share-based compensation plans	—	2.6	—	—	—	2.6
Share-based payment expense	—	7.5	—	—	—	7.5
Repurchase and retirement of common stock	—	(16.9)	—	(33.1)	—	(50.0)
Net income	—	—	—	2.6	—	2.6
Other comprehensive loss, net of tax	—	—	(0.7)	—	—	(0.7)
BALANCES AT DECEMBER 31, 2018	$0.7	$1,045.6	$(5.0)	$22.9	$—	$1,064.2

BALANCES AT JUNE 30, 2019	$0.7	$1,068.0	$(5.4)	$25.6	$—	$1,088.9
Issuance of common stock under share-based compensation plans	—	(0.5)	—	—	—	(0.5)
Share-based payment expense	—	8.8	—	—	—	8.8
Net loss	—	—	—	(20.6)	—	(20.6)
Other comprehensive loss, net of tax	—	—	(2.1)	—	—	(2.1)
BALANCES AT SEPTEMBER 30, 2019	$0.7	$1,076.3	$(7.5)	$5.0	$—	$1,074.5
Issuance of common stock under share-based compensation plans	—	1.8	—	—	—	1.8
Share-based payment expense	—	7.0	—	—	—	7.0
Non-controlling interest	—	—	—	—	0.1	0.1
Net loss	—	—	—	(8.3)	—	(8.3)
Other comprehensive income, net of tax	—	—	2.2	—	—	2.2
BALANCES AT DECEMBER 31, 2019	$0.7	$1,085.1	$(5.3)	$(3.3)	$0.1	$1,077.3

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six months ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) attributable to Myriad Genetics, Inc. stockholders	$(28.9)	1.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.4	36.3
Non-cash interest expense	0.2	(1.2)
Loss on disposition of assets	(0.1)	(0.9)
Share-based compensation expense	15.8	15.2
Deferred income taxes	(6.8)	2.3
Unrecognized tax benefits	0.7	(2.3)
Impairment of goodwill classified as held for sale	1.3	—
Change in fair value of contingent consideration	0.7	(1.4)
Changes in assets and liabilities:
Prepaid expenses	(0.2)	0.8
Trade accounts receivable	13.6	(0.9)
Other receivables	(0.3)	(1.9)
Inventory	2.6	6.1
Prepaid taxes	0.4	(3.1)
Accounts payable	(11.3)	(0.3)
Accrued liabilities	(11.8)	(4.7)
Deferred revenue	1.6	(0.3)
Net cash provided by operating activities	13.9	45.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4.8)	(4.1)
Acquisitions, net of cash acquired	—	(278.5)
Purchases of marketable investment securities	(45.0)	(36.6)
Proceeds from maturities and sales of marketable investment securities	35.5	32.1
Net cash used in investing activities	(14.3)	(287.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	1.3	4.5
Payment of contingent consideration recognized at acquisition	(3.9)	—
Net proceeds from revolving credit facility	—	340.0
Repayment of revolving credit facility	(8.6)	(75.0)
Repurchase and retirement of common stock	—	(50.0)
Net cash provided by (used in) financing activities	(11.2)	219.5
Effect of foreign exchange rates on cash and cash equivalents	1.1	1.7
Change in cash and cash equivalents classified as held for sale	(1.5)	—
Net decrease in cash and cash equivalents	(12.0)	(20.3)
Cash and cash equivalents at beginning of the period	93.2	110.9
Cash and cash equivalents at end of the period	$81.2	$90.6

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Operating results for the three and six months ended December 31, 2019 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Net assets held for sale represent land, buildings and other assets and liabilities for locations that have met the criteria of "held for sale" accounting, as specified by Accounting Standards Codifications ("ASC") 360, "Property, Plant, and Equipment," and are recorded at the lower of carrying value or fair value less costs to sell. Fair value is based on the estimated proceeds from the sale of the net assets utilizing recent purchase offers, market comparables and/or reliable third-party data and costs to sell include direct costs that are estimable and probable. The Company's fair value estimates are regularly reviewed, and the net assets classified as held for sale are subject to changes. Net assets held for sale are currently marketed for sale and it is the Company's intention to complete the sale of these net assets within twelve months following their initial classification as held for sale. See Note 18 for additional information regarding assets and liabilities held for sale.

Recent Accounting Pronouncements

Recently Adopted Standards

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and changing certain lessor accounting requirements. ASU 2016-02 also requires entities to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. On July 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective approach by initially applying ASU 2016-02 at the adoption date, rather than at the beginning of the earliest comparative period presented. Results for the three and six months ended December 31, 2019 are presented under ASU 2016-02. Prior period amounts were not adjusted and continue to be reported under previous lease accounting guidance.

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

ASU 2016-02 provides a number of optional practical expedients in transitioning to ASU 2016-02. The Company has elected the package of practical expedients to avoid reassessing under ASU 2016-02 prior conclusions about lease identification, lease classification and initial direct costs. The Company has also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use ROU assets based on all facts and circumstances through the effective date of the new standard. ASU 2016-02 also provides practical expedients for ongoing lease accounting. The Company has elected the recognition exemption for short-term leases for all leases that qualify. Under this exemption, the Company will not recognize ROU assets or lease liabilities for those leases that qualify as a short-term lease (leases with lease terms of 12 months or less), which includes not recognizing ROU assets or lease liabilities for existing short-term leases in transition. The Company also has elected the practical expedient to avoid separating lease and non-lease components for any of its leases within its existing classes of assets.

As of the July 1, 2019 adoption date, the Company recognized operating lease liabilities of $78.8 and right-of-use assets related to operating leases totaling $74.5 as of the adoption date. These are presented as “Current maturities of operating lease liabilities” for a total of $13.1, “Noncurrent operating lease liabilities” for a total of $65.7, and “Operating lease right-of-use assets” for a total of $74.5 on the Company’s consolidated balance sheet. No adjustments to the beginning retained earnings balance were required.

On October 1, 2019, the Company adopted early ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”) as permitted under the standard. The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units as a whole. This eliminates the second step of the current impairment model that requires a company to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. The standard also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU was adopted on a prospective basis with no material impact to the Company’s consolidated financial statements.

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

(2)	REVENUE

The following table presents detail regarding the composition of our total revenue by product and by U.S versus rest of world, “RoW”:

	Three months ended December 31,
	2019			2018
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$112.9	$4.8	$117.7	$123.4	$3.3	$126.7
GeneSight	22.5	—	22.5	24.0	—	24.0
Prenatal	16.3	0.1	16.4	31.2	—	31.2
Vectra	10.3	—	10.3	11.8	—	11.8
Prolaris	6.7	0.1	6.8	6.1	—	6.1
EndoPredict	0.5	2.1	2.6	0.4	1.8	2.2
Other	4.8	—	4.8	0.7	0.3	1.0
Total molecular diagnostic revenue	174.0	7.1	181.1	197.6	5.4	203.0
Pharmaceutical and clinical service revenue	8.3	5.8	14.0	8.2	5.6	13.8
Total revenue	$182.3	$12.9	$195.1	$205.8	$11.0	$216.8

	Six months ended December 31,
	2019			2018
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$213.5	$8.7	$222.2	$237.0	$6.1	$243.1
GeneSight	45.2	—	45.2	53.2	—	53.2
Prenatal	39.8	0.1	39.9	49.3	—	49.3
Vectra	21.4	—	21.4	24.8	—	24.8
Prolaris	13.2	0.1	13.3	12.3	—	12.3
EndoPredict	0.9	3.9	4.8	0.7	3.9	4.6
Other	6.2	0.1	6.3	4.4	0.3	4.7
Total molecular diagnostic revenue	340.2	12.9	353.1	381.7	10.3	392.0
Pharmaceutical and clinical service revenue	16.8	11.6	28.3	15.8	11.3	27.1
Total revenue	$357.0	$24.5	$381.4	$397.5	$21.6	$419.1

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

	Six months ended
	December 31,
	2019	2018
Deferred revenue - beginning balance	$2.2	$2.6
Revenue recognized	(1.1)	(2.6)
Prepayments	2.5	2.4
Deferred revenue - Ending Balance	$3.6	$2.4

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

In accordance with ASU 2014-09, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, the Company periodically enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical and clinical services that may have terms longer than one year and include multiple performance obligations.  As of December 31, 2019, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $3.1.

The Company provides discounts such as self-pay and volume discounts to its customers.  In determining the transaction price, Myriad includes an estimate of the expected amount of consideration as revenue. The Company applies this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled.  The Company applies the expected value method for sales where the Company has a large number of contracts with similar characteristics.

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

During the three and six months ended December 31, 2019, the Company recognized a $3.7 and $6.9 decrease in revenue respectively, which resulted in an ($0.04) and ($0.07) impact to EPS, for tests in which the performance obligation of delivering the tests results was met in prior periods.  The changes were primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third party payors.

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

Of the cash consideration, $5.0 was deposited into an escrow account to fund any post-closing adjustments payable to Myriad based upon differences between the estimated working capital and the actual working capital of Counsyl at closing. The working capital was finalized during the quarter ended December 31, 2018 and $1.1 of the escrow was returned to Myriad as a result of a working capital adjustment which reduced total consideration and goodwill.

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

Goodwill

The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed from Counsyl and is attributable to the benefits expected from combining the Company’s expertise with Counsyl’s technology and customer insights and the opportunity to integrate genetic screening into clinical practice with OBGYNs.  Changes in goodwill since the Counsyl acquisition to the balance as of December 31, 2019 are shown below:

Carrying
amount
Balance September 30, 2018	$94.9
Fair value adjustment to equipment	0.7
Intangible adjustment	2.9
Working capital adjustment	(1.1)
Change in deferred tax liability	1.9
Balance December 31, 2019	$99.3

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

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue	$195.1	$216.8	$381.4	$429.3
Income (loss) from operations	(8.8)	6.1	(29.7)	17.6
Net income (loss)	(8.3)	2.6	(28.9)	11.2
Earnings (loss) per share, basic	$(0.11)	$0.04	$(0.39)	$0.15
Earnings (loss) per share, diluted	$(0.11)	$0.03	$(0.39)	$0.15

(4)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its marketable investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The Company’s cash equivalents consist of short-term, highly liquid investments that are readily convertible to known amounts of cash.  The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2019 and June 30, 2019 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At December 31, 2019:
Cash and cash equivalents:
Cash	$63.2	$—	$—	$63.2
Cash equivalents	18.0	—	—	$18.0
Total cash and cash equivalents	81.2	—	—	81.2
Available-for-sale:
Corporate bonds and notes	67.2	0.4	—	67.6
Municipal bonds	20.8	0.1	—	20.9
Federal agency issues	4.0	—	—	4.0
US government securities	15.4	0.1	—	15.5
Total	$188.6	$0.6	$—	$189.2

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2019:
Cash and cash equivalents:
Cash	$68.7	$—	$—	$68.7
Cash equivalents	24.5	—	—	24.5
Total cash and cash equivalents	93.2	—	—	93.2
Available-for-sale:
Corporate bonds and notes	64.0	0.6	—	64.6
Municipal bonds	15.3	—	—	15.3
Federal agency issues	9.0	—	—	9.0
US government securities	9.7	—	—	9.7
Total	$191.2	$0.6	$—	$191.8

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at December 31, 2019:

	Amortized	Estimated
	cost	fair value
Cash	$63.2	$63.2
Cash equivalents	18.0	18.0
Available-for-sale:
Due within one year	62.6	62.7
Due after one year through five years	44.8	45.3
Due after five years	—	—
Total	$188.6	$189.2

(5)	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	June 30,
	2019	2019
Land	$—	$2.3
Buildings and improvements	—	18.8
Leasehold improvements	30.8	31.0
Equipment	113.0	117.1
	143.8	169.2
Less accumulated depreciation	(107.3)	(111.9)
Property, plant and equipment, net	$36.5	$57.3

As of December 31, 2019, $19.5 of the balance of property, plant and equipment has been classified as assets held for sale, see Note 18.

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Depreciation expense	$3.0	$2.6	$5.9	$7.5

(6)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $408.1 from the acquisitions of Counsyl that was completed on  July 31, 2018, Assurex that was completed on August 31, 2016, Sividon Diagnostics GmbH (“Sividon”) that was completed on May 31, 2016, Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) that was completed on February 27, 2015, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $351.3 relates to the Company’s diagnostic segment and $56.8 relates to the other segment.  The following summarizes changes to the goodwill balance for the six months ended December 31, 2019:

Carrying amount
Ending balance June 30, 2019	$417.2
Goodwill allocated to assets held for sale	(7.3)
Goodwill impairment charge	(1.3)
Translation adjustments	(0.5)
Ending balance December 31, 2019	$408.1

See Note 18 for further discussions regarding goodwill allocated to assets held for sale.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At December 31, 2019:
Purchased licenses and technologies	$815.2	$(186.8)	$628.4
Customer relationships	4.7	(4.0)	0.7
Trademarks	3.0	(1.3)	1.7
Total amortized intangible assets	822.9	(192.1)	630.8
In-process research and development	22.7	—	22.7
Total unamortized intangible assets	22.7	—	22.7
Total intangible assets	$845.6	$(192.1)	$653.5

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2019:
Purchased licenses and technologies	$815.7	$(156.6)	$659.1
Customer relationships	4.6	(3.8)	0.8
Trademarks	3.0	(1.2)	1.8
Total amortized intangible assets	823.3	(161.6)	661.7
In-process research and development	23.0	—	23.0
Total unamortized intangible assets	23.0	—	23.0
Total intangible assets	$846.3	$(161.6)	$684.7

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Amortization of intangible assets	$15.2	$15.4	$30.5	$28.8

(7)	ACCRUED LIABILITIES

	December 31,	June 30,
	2019	2019
Employee compensation and benefits	$48.9	$48.8
Accrued taxes payable	4.0	3.0
Qui tam settlement	—	9.1
Other	8.2	18.0
Total accrued liabilities	$61.1	$78.9

(8)	LONG-TERM DEBT

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

Pursuant to the Amended Facility, Myriad borrowed revolving loans in an aggregate principal amount of $300.0 with $1.8 in upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Amended Facility. The current balance of the net long-term debt is $225.1. There are no scheduled principal payments of the Amended Facility prior to its maturity date.

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

Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, complete mergers or consolidations, and/or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. We were in compliance with all financial covenants at December 31, 2019.

During the six months ended December 31, 2019, the Company made $8.6 in principal repayments.

The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. Amounts outstanding under the Amended Facility and Facility were as follows:

	December 31,	June 30,
	2019	2019
Long-term debt	$226.6	$235.0
Long-term debt discount	(1.5)	(1.5)
Net long-term debt	$225.1	$233.5

(9)	OTHER LONG-TERM LIABILITIES

	December 31,	June 30,
	2019	2019
Pension obligation	—	6.8
Other	—	1.0
Total other long-term liabilities	$—	$7.8

The Company has two non-contributory defined benefit pension plans for certain Clinic employees. Participation in the plans excludes those employees hired after 2002. As of December 31, 2019, the fair value of the plan assets were approximately $0.1, resulting in a net pension liability of $7.1 which is included in the liabilities held for sale caption on the balance sheet. See Note 18 for further discussions regarding liabilities held for sale.

(10)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at December 31, 2019.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 74.5 shares issued and outstanding at December 31, 2019.

Common shares issued and outstanding

	Six months ended	Year ended
	December 31,	June 30,
	2019	2019
Beginning common stock issued and outstanding	73.5	70.6
Common stock issued upon exercise of options and employee stock plans	1.0	4.5
Repurchase and retirement of common stock	—	(1.6)
Common stock issued and outstanding at end of period	74.5	73.5

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Denominator:
Weighted-average shares outstanding used to compute basic EPS	74.4	74.2	74.1	73.6
Effect of dilutive shares	—	2.3	—	3.3
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	74.4	76.5	74.1	76.9

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Anti-dilutive options and RSU's excluded from EPS computation	0.9	1.1	1.3	0.6

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of December 31, 2019, the Company has $110.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for three and six months ended December 31, 2019 and 2018 were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Shares purchased and retired	—	1.6	—	1.6
Common stock and additional paid-in-capital reductions	$—	$16.9	$—	$16.9
Charges to retained earnings	$—	$33.1	$—	$33.1

(11)	INCOME TAXES

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

Income tax benefit for the three months ended December 31, 2019 was $(3.1), or approximately 27.2% of pre-tax income compared to income tax expense of $1.0, or approximately 27.8% of pre-tax income, for the three months ended December 31, 2018.  Income tax expense for the three months ended December 31, 2019 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2020, adjusted by discrete items recognized during the period.  For the three months ended December 31, 2019, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of state income taxes, foreign income taxes, and differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

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

On November 30, 2017, the Company’s shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”).  On December 5, 2019 the shareholders approved an amendment to the 2017 Plan increasing the shares available to grant.  The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors. As of December 31, 2019, the Company may grant additional shares of common stock under the 2017 Plan with respect to the 0.3 options outstanding under our 2003 Plan and 5.2 options and restricted stock units outstanding under our 2010 Plan, that expire or are cancelled without delivery of shares of common stock. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the RSU, shall again be available for issuance pursuant to the 2017 Plan.

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

Stock Options

A summary of the stock option activity under the Company’s plans for the six months ended December 31, 2019 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2019	5.5	$24.45
Options granted	—	$—
Less:
Options exercised	(0.4)	$22.83
Options canceled or expired	(0.2)	$29.08
Options outstanding at December 31, 2019	4.9	$24.40
Options exercisable at December 31, 2019	4.9	$24.40

As of December 31, 2019, there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the six months ended December 31, 2019 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2019	2.4	$37.70
RSUs granted	1.3	$29.56
Less:
RSUs vested	(0.9)	$35.69
RSUs canceled	(0.2)	$39.75
RSUs outstanding at December 31, 2019	2.6	$34.18

As of December 31, 2019, there was $59.0 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.5 years.  This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of December 31, 2019, approximately 0.5 shares of common stock are available for issuance under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Cost of molecular diagnostic testing	$0.3	$0.2	$0.5	$0.3
Cost of pharmaceutical and clinical services	0.1	0.0	0.1	0.1
Research and development expense	1.2	1.1	2.7	2.3
Selling, general, and administrative expense	5.4	6.2	12.5	12.5
Total share-based compensation expense	$7.0	$7.5	$15.8	$15.2

(13)	FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of contingent consideration related to the Sividon acquisition as well as the long-term debt were categorized as a level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market. The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

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

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $222.9 at December 31, 2019.

During the quarter ended December 31, 2019, there was a triggering event that required the Company to perform an impairment analysis for the Clinic reporting unit.  As a result, the Company recognized a $1.3 impairment charge for goodwill allocated to the asset group classified as held for sale.  The fair value used to determine the impairment charge, which we consider a Level 3 measurement, based on the expected sale price of the Clinic from a recent purchase offer.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
December 31, 2019
Money market funds (a)	$12.6	$—	$—	$12.6
Corporate bonds and notes	—	67.6	—	67.6
Municipal bonds	—	20.9	—	20.9
Federal agency issues	—	4.0	—	4.0
US government securities	—	15.5	—	15.5
Contingent consideration	—	—	(10.3)	(10.3)
Total	$12.6	$108.0	$(10.3)	$110.3

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest.

	Level 1	Level 2	Level 3	Total
June 30, 2019
Money market funds (a)	$17.2	$—	$—	$17.2
Corporate bonds and notes	2.5	64.4	—	66.9
Municipal bonds	—	15.4	—	15.4
Federal agency issues	—	9.0	—	9.0
US government securities	—	9.8	—	9.8
Contingent consideration	—	—	(13.8)	(13.8)
Total	$19.7	$98.6	$(13.8)	$104.5

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2019	$13.8
Payment of contingent consideration	(3.9)
Change in fair value recognized in the income statement	0.6
Translation adjustments recognized in other comprehensive income	(0.2)
Ending balance December 31, 2019	$10.3

(14)	COMMITMENTS AND CONTINGENCIES

In July 2019, the Company resolved the complaint filed by a qui tam relator in October 2017 in the United States District Court for the District of South Carolina.  The complaint was the basis of the Office of Inspector General (OIG) subpoena dated February 2018 regarding Medicare billing practices relating to the Company’s hereditary cancer testing from 2014 to 2018.  After a 17-month investigation, the Department of Justice declined to intervene in the case.  The Company believes it demonstrated that the key allegations made in the complaint were false.  In order to avoid a lengthy and distracting litigation with the qui tam relator, the Company entered into a settlement agreement on July 18, 2019 under which the Company would pay $9.1 to the qui tam relator in order to settle the matter. In October 2019, the government approved the settlement agreement in substantially the same form that was executed on July 18, 2019, and both parties re-signed the agreement on October 23, 2019.  The court has dismissed the case and, as the Company paid on October 29, 2019 the settlement amount as set forth in the settlement agreement, the matter is now closed.  The Company denies any wrongdoing and does not anticipate any material change in its billing practices.

In addition, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of December 31, 2019, the management of the Company believes any reasonably possible liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

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

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the six months ended December 31, 2019, the Company incurred $8.9 in lease costs which are included in operating expenses in the consolidated statement of operations in relation to these operating leases. Of such lease costs, $1.2 was variable lease expense and $0.2 was short-term lease expense, and neither of them were included in the measurement of the Company's operating ROU assets and lease liabilities. The variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

As of December 31, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Fiscal year ending:
2020	$7.8
2021	14.8
2022	13.5
2023	12.4
2024	12.1
Thereafter	19.3
Total lease payments	$79.9

As of December 31, 2019, the weighted average remaining lease term is 5.7 years and the weighted average discount rate used to determine the operating lease liability was 3.87%.

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

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Deferred savings plan contributions	$2.1	$1.7	$4.6	$3.7

(16)	SEGMENT AND RELATED INFORMATION

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended December 31, 2019
Revenues	$177.6	$17.5	$195.1
Depreciation and amortization	16.9	1.3	18.2
Segment operating income (loss)	29.9	(38.7)	(8.8)
Three months ended December 31, 2018
Revenues	$203.0	$13.8	216.8
Depreciation and amortization	16.7	1.3	18.0
Segment operating income (loss)	28.4	(22.3)	6.1
Six months ended December 31, 2019
Revenues	$347.9	$33.5	$381.4
Depreciation and amortization	33.7	2.7	36.4
Segment operating income (loss)	47.4	(77.1)	(29.7)
Six months ended December 31, 2018
Revenues	$392.0	$27.1	$419.1
Depreciation and amortization	33.7	2.6	36.3
Segment operating income (loss)	56.0	(48.7)	7.3

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Total operating income (loss) for reportable segments	$(8.8)	$6.1	$(29.7)	$7.3
Unallocated amounts:
Interest income	0.8	0.9	1.7	1.6
Interest expense	(2.5)	(3.4)	(5.4)	(5.6)
Other	(0.9)	—	(0.3)	1.1
Income (loss) from operations before income taxes	(11.4)	3.6	(33.7)	4.4
Income tax provision	(3.1)	1.0	(4.8)	2.6
Net income (loss)	(8.3)	2.6	(28.9)	1.8
Net loss attributable to non-controlling interest	—	—	—	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(8.3)	$2.6	$(28.9)	$1.9

(17)	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended
	December 31,
	2019	2018
Cash paid during the period for income taxes	$—	$5.3
Cash paid for interest	5.2	4.4
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$74.5	$—
Operating lease liabilities	(78.8)	—
Accrued liabilities and other long-term liabilities	4.3	—

(18)	HELD FOR SALE

On January 31, 2020, the Company entered into an interest purchase agreement with Landkreis Starnberg to sell the Clinic to Landkreis Starnberg, subject to certain customary closing conditions, including the receipt of all necessary regulatory approvals. The agreement provides for a sale price of $22.4 and is expected to be completed in the quarter ending March 31, 2020. The Company is selling the Clinic as a result of a decision to shift all laboratory developed testing to United States laboratories.

The Clinic is an internal medicine emergency hospital that is considered a specialized hospital for internal medicine and hemodialysis.  The sale of the Company’s interest in the Clinic, including all assets and liabilities, is expected to close in the third fiscal quarter of 2020 and is classified as current assets held for sale and current liabilities held for sale in the consolidated balance sheet as of December 31, 2019. These net assets are associated with the Company's other segment.

The Company recognized a $1.3 impairment charge for goodwill allocated to the Clinic asset group that is included in selling, general, and administrative expense for the quarter ended December 31, 2019.

The following table provides the components of those assets and liabilities held for sale (in millions):

December 31, 2019
Current assets	$6.1
Property, plant and equipment, net	19.5
Goodwill	7.3
Total assets held for sale	$32.9

Current liabilities	$2.8
Other long-term liabilities	7.7
Total liabilities held for sale	$10.5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading precision medicine company acting as a trusted advisor to transform patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which such genes and proteins are involved to better understand the genetic basis of certain human diseases. We believe that identifying these biomarkers (i.e., DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs. During the three months ended December 31, 2019, we reported total revenues of $195.1 million and net loss of $8.3 million that included income tax benefit of $(3.1) million resulting in $(0.11) diluted earnings per share.  During the six months ended December 31, 2019, we reported total revenues of $381.4 million and net loss of $28.9 million that included income tax benefit of $(4.8) million resulting in $(0.39) diluted earnings per share.

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

Business Highlights

During the quarter ended December 31, 2019, Myriad grew hereditary cancer revenue at a single-digit rate on a year-over-year basis.  Additionally, the Company presented data at the San Antonio Breast Cancer Symposium on the ability of its riskScore test to modify cancer risk assessments for women with breast cancer who test positive for a genetic mutation.

With GeneSight, the Company announced coverage decisions from additional self-funded insurance plans bringing the total to six. The Company also published the precision medicine analysis of the GUIDED study in the Journal of Clinical Psychiatry. The study evaluated 787 patients at baseline who were on medications with known gene drug interactions.  The analysis showed that patients who had their treatment guided by GeneSight saw a 70 percent improvement in remission, 42 percent improvement in response, and a 23 percent improvement in symptoms, all of which were statistically significant. Additionally, the Company published a new analysis of the GUIDED clinical trial using the 6-item Hamilton Depression Rating Scale (HAM-D6) in BMC Psychiatry. The key finding of the study was that there was a statistically significant improvement in all three clinical endpoints of remission, response and symptoms between GeneSight®-guided care and treatment-as-usual at Week 8 using the HAM-D6 scale.

Myriad published two new studies with its Prequel non-invasive prenatal screening test.  The first study was published in Prenatal Diagnosis demonstrating that Prequel® is the only non-invasive prenatal screening (NIPS) test that outperforms traditional measures of aneuploidy detection across all classes of obesity. The second study was a 58,000 patient study published in Ultrasound in Obstetrics and Gynecology showing Prequel is more sensitive than other technologies in low fetal fraction samples with an industry leading 1 in 1,000 no call rate.

Myriad’s Prolaris test received a positive coverage decision from Wellmark Blue Cross and Blue Shield.

Myriad achieved several milestones with its companion diagnostic products. First, the Company submitted an application to the U.S. Food and Drug Administration (FDA) to authorize BRACAnalysis® CDx as a companion diagnostic test for Lynparza® in metastatic, castrate-resistant, prostate cancer patients with germline BRCA mutations. Secondly, the Company received FDA approval for BRACAnalysis CDx as a companion diagnostic test for patients with metastatic pancreatic cancer seeking treatment with Lynparza®. With myChoice HRD, the Company received FDA approval as a companion diagnostic in ovarian cancer patients being considered for niraparib PARP inhibitor therapy in accordance with the approved label and received application for Advanced Diagnostic Laboratory Test status for myChoice CDx with an initial price of $4,040. Finally, the Company received regulatory approval from Japan’s Ministry of Health, Labour and Welfare for the BRACAnalysis® Diagnostic System to help physicians determine which women with breast cancer have Hereditary Breast and Ovarian Cancer (HBOC) syndrome and qualify for additional medical management.

Results of Operations for the Three Months Ended December 31, 2019 and 2018

Revenue

	Three months ended
	December 31,
(In millions)	2019	2018	Change
Revenue	$195.1	$216.8	$(21.7)

The decrease in revenue was primarily due to a reduction of $9.0 million in Hereditary Cancer Testing revenue due to reduced reimbursement and a reduction of $14.8 million in Prenatal revenue due to reduced reimbursement, including changes in estimates for tests in which the performance obligation of delivering the test results was met in prior periods.

The following table presents additional detail regarding the composition of our total revenue for the three months ended December 31, 2019 and 2018:

	Three months ended
	December 31,		$	% of Total Revenue
(In millions)	2019	2018	Change	2019	2018
Molecular diagnostic revenues:
Hereditary Cancer Testing	$117.7	$126.7	$(9.0)	60%	59%
GeneSight	22.5	24.0	(1.5)	12%	11%
Prenatal	16.4	31.2	(14.8)	8%	14%
Vectra	10.3	11.8	(1.5)	5%	6%
Prolaris	6.8	6.1	0.7	4%	3%
EndoPredict	2.6	2.2	0.4	1%	1%
Other	4.8	1.0	3.8	3%	0%
Total molecular diagnostic revenue	181.1	203.0	(21.9)
Pharmaceutical and clinical service revenue	14.0	13.8	0.2	7%	6%
Total revenue	$195.1	$216.8	$(21.7)	100%	100%

Cost of Sales

	Three months ended
	December 31,
(In millions)	2019	2018	Change
Cost of sales	$49.6	$52.1	$(2.5)
Cost of sales as a % of sales	25.4%	24.0%

Cost of sales as a percentage of revenue increased from 24.0% to 25.4% during the three months ended December 31, 2019 compared to the same period in the prior year.  The increase was primarily driven by reduction of reimbursement related to Hereditary Cancer and Prenatal, partially offset by the implementation of efficiency programs in our DNA, RNA, and protein based laboratories.

Research and Development Expenses

	Three months ended
	December 31,
(In millions)	2019	2018	Change
R&D expense	$18.8	$22.4	$(3.6)
R&D expense as a % of sales	9.6%	10.3%

Research and development expense for the three months ended December 31, 2019 decreased compared to the same period in the prior year primarily related to synergies recognized as part of the integration of the Counsyl business.

Change in the Fair Value of Contingent Consideration

	Three months ended
	December 31,
(In millions)	2019	2018	Change
Change in the fair value of contingent consideration	$(0.1)	$1.0	$(1.1)
Change in the fair value of contingent consideration as a % of sales	(0.1)%	0.5%

The fair value of contingent consideration for the three months ended December 31, 2019 decreased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon acquisition.

Selling, General and Administrative Expenses

	Three months ended
	December 31,
(In millions)	2019	2018	Change
SG&A expense	$135.6	$135.2	$0.4
SG&A expense as a % of sales	69.5%	62.4%

Selling, general and administrative expense increased slightly for the three months ended December 31, 2019 compared to the same period in the prior year primarily related to increased legal fees and impairment of goodwill.  These were partially offset by reduction in costs related to synergies recognized relating to the integration of the Counsyl business.

Other Income (Expense)

	Three months ended
	December 31,
(In millions)	2019	2018	Change
Other income (expense)	$(2.6)	$(2.5)	$(0.1)

Other income expense remained flat for the three months ended December 31, 2019 compared to the same period in the prior year, due to increased unrealized losses in the current quarter offset by decreased interest expense.

Income Tax Expense

	Three months ended
	December 31,
(In millions)	2019	2018	Change
Income tax expense (benefit)	$(3.1)	$1.0	$(4.1)
Effective tax rate	27.2%	27.8%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the three months ended December 31, 2019 is $(3.1) million, and our effective tax rate was 27.2%.  The decrease in the effective rate for the three months ended December 31, 2019 as compared to the same period in prior year is due to state income taxes, foreign income taxes, and the differences related to the tax effect of equity compensation expense and the deduction  realized when exercised, released or sold.

Results of Operations for the six months ended December 31, 2019 and 2018

	Six months ended
	December 31,
(In millions)	2019	2018	Change
Revenue	$381.4	$419.1	$(37.7)

The decrease in revenue was primarily due to a reduction of $20.9 million in Hereditary Cancer Testing revenue due to reduced reimbursement, including changes in estimates for tests in which the performance obligation of delivering the test results was met in prior periods, a reduction of $9.4 million in Prenatal revenue due to reduction in average selling price, including changes in estimates for tests in which the performance obligation of delivering the test results was met in prior periods and a reduction of $8.0 million in GeneSight revenue due to reduced volumes.

The following table presents additional detail regarding the composition of our total revenue for the six months ended December 31, 2019 and 2018:

	Six months ended
	December 31,		$	% of Total Revenue
(In millions)	2019	2018	Change	2019	2018
Molecular diagnostic revenues:
Hereditary Cancer Testing	$222.2	$243.1	$(20.9)	58%	58%
GeneSight	45.2	53.2	(8.0)	12%	13%
Prenatal	39.9	49.3	(9.4)	10%	12%
Vectra	21.4	24.8	(3.4)	6%	6%
Prolaris	13.3	12.3	1.0	4%	3%
EndoPredict	4.8	4.6	0.2	1%	1%
Other	6.3	4.7	1.6	2%	1%
Total molecular diagnostic revenue	353.1	392.0	(38.9)
Pharmaceutical and clinical service revenue	28.3	27.1	1.2	7%	6%
Total revenue	$381.4	$419.1	$(37.7)	100%	100%

Cost of Sales

	Six months ended
	December 31,
(In millions)	2019	2018	Change
Cost of sales	$99.3	$101.8	$(2.5)
Cost of sales as a % of sales	26.0%	24.3%

Cost of sales as a percentage of revenue increased from 24.3% to 26.0% during the six months ended December 31, 2019 compared to the same period in the prior year.  The increase was primarily driven by lower gross margins associated with the Counsyl business and reduction of reimbursement related to Hereditary Cancer and Prenatal, partially offset by the implementation of efficiency programs in our DNA, RNA, and protein based laboratories.

Research and Development Expenses

	Six months ended
	December 31,
(In millions)	2019	2018	Change
R&D expense	$40.1	$43.5	$(3.4)
R&D expense as a % of sales	10.5%	10.4%

Research and development expense for the six months ended December 31, 2019 decreased compared to the same period in the prior year due to synergies recognized as part of the integration of the Counsyl business partially offset by an additional month of Counsyl business expenses included in the current year.

Change in the Fair Value of Contingent Consideration

	Six months ended
	December 31,
(In millions)	2019	2018	Change
Change in the fair value of contingent consideration	$0.6	$1.4	$(0.8)
Change in the fair value of contingent consideration as a % of sales	0.2%	0.3%

The fair value of contingent consideration for the six months ended December 31, 2019 decreased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon acquisition.

Selling, General and Administrative Expenses

	Six months ended
	December 31,
(In millions)	2019	2018	Change
SG&A expense	$271.1	$265.1	$6.0
SG&A expense as a % of sales	71.1%	63.3%

Selling, general and administrative expense increased for the six months ended December 31, 2019 compared to the same period in the prior year primarily related to Counsyl being included for a full six months during the six months ended December 31, 2019 compared to only a portion the six months ended December 31, 2019, as well as increased legal fees and impairment of goodwill in the current year.  These increases were partially offset by reduction in costs related to synergies recognized relating to the integration of the Counsyl business.

Other Income (Expense)

	Six months ended
	December 31,
(In millions)	2019	2018	Change
Other income (expense)	$(4.0)	$(2.9)	$(1.1)

For the six months ended December 31, 2019 compared to the same period in the prior year, the change in other income expense was primarily driven by a lower gains on dispositions and higher unrealized losses in the current year.

Income Tax Expense

	Six months ended
	December 31,
(In millions)	2019	2018	Change
Income tax expense (benefit)	$(4.8)	$2.6	$(7.4)
Effective tax rate	14.2%	59.1%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the six months ended December 31, 2019 is $(4.8) million and our effective tax rate was 14.2%.  The decrease in the effective rate for the six months ended December 31, 2019 as compared to the same period in prior year is due to state income taxes, foreign income taxes, and the differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

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

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	December 31,	June 30,
(In millions)	2019	2019	Change
Cash and cash equivalents	$81.2	$93.2	$(12.0)
Marketable investment securities	60.4	43.7	16.7
Long-term marketable investment securities	47.6	54.9	(7.3)
Cash, cash equivalents and marketable investment securities	$189.2	$191.8	$(2.6)

The decrease in cash and cash equivalents was primarily driven by the repayment of principle on the Amended Facility of $8.6 million, and the payment of contingent consideration of $3.9 million related to Sividon. This is partially offset by $13.9 million in cash provided by operations.

The following table represents the condensed consolidated cash flow statement:

	Six months ended
	December 31,
(In millions)	2019	2018	Change
Cash flows from operating activities	$13.9	45.6	$(31.7)
Cash flows from investing activities	(14.3)	(287.1)	272.8
Cash flows from financing activities	(11.2)	219.5	(230.7)
Change in cash and cash equivalents classified as held for sale	(1.5)	—	(1.5)
Effect of foreign exchange rates on cash and cash equivalents	1.1	1.7	(0.6)
Net increase (decrease) in cash and cash equivalents	(12.0)	(20.3)	8.3
Cash and cash equivalents at the beginning of the year	93.2	110.9	(17.7)
Cash and cash equivalents at the end of the period	$81.2	$90.6	$(9.4)

Cash Flows from Operating Activities

The decrease in cash flows from operating activities for the six months ended December 31, 2019, compared to the same period in the prior year, was primarily due a $28.7 million decrease in net income (loss) excluding contingent consideration.

Cash Flows from Investing Activities

For the six months ended December 31, 2019, compared to the same period in the prior year, the decrease in cash used in investing activities was driven primarily by the $278.5 million used for the acquisition of Counsyl that occurred during the same period in the prior year.  This was partially offset by a $5.0 million increase in net purchases of marketable investment securities.

Cash Flows from Financing Activities

For the six months ended December 31, 2019, compared to the same period in the prior year, the decrease in cash flows from financing activities was driven primarily by the $265.0 million in net proceeds from the revolving credit facility, offset by the use of $50.0 million for the purchase and retirement of common stock, that occurred during the same period in the prior year but did not occur during the six months ended December 31, 2019, as well as $8.6 million in cash used for repayment of the credit facility and $3.9 million in payment of contingent consideration in the current year.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200.0 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of December 31, 2019, we have $110.7 million remaining on our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities”.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended December 31, 2019 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which is incorporated by reference herein.

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

Changes in Internal Controls

During the six months ended December 31, 2019, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2016-02 “Lease (Topic 842)” that became effective July 1, 2019. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the six months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

Investigations of the Department of Health and Human Services, Office of Inspector General

In July 2019, we resolved the complaint filed by a qui tam relator in October 2017 in the United States District Court for the District of South Carolina.  The complaint was the basis of the Office of Inspector General (OIG) subpoena dated February 2018 regarding Medicare billing practices relating to the Company’s hereditary cancer testing from 2014 to 2018.  After a 17-month investigation, the Department of Justice declined to intervene in the case.  The Company believes it demonstrated that the key allegations made in the complaint were false.  In order to avoid a lengthy and distracting litigation with the qui tam relator, we entered into a settlement agreement on July 18, 2019 under which we would pay $9.1 million to the qui tam relator in order to settle the matter.  In October 2019, the government approved the settlement agreement in substantially the same form that was executed on July 18, 2019, and both parties re-signed the agreement on October 23, 2019.  The court has dismissed the case and, as the Company paid on October 29, 2019 the settlement amount as set forth in the settlement agreement, the matter is now closed. The Company denies any wrongdoing and does not anticipate any material change in billing practices.

In June 2016, our wholly-owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting that CBI produce documents relating to entities that received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third party entities.  The Office of Inspector General subsequently requested additional documentation in December 2017.  CBI has provided to the Office of Inspector General the documents requested and continues to cooperate with any follow-up requests.  We are unable to predict what action, if any, might be taken in the future by the Office of Inspector General or any other regulatory authority as a result of the matters related to this investigation. No claims have been made against CBI. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

Purported Securities Class Action Claims

On September 27, 2019, a purported class action complaint in the United States District Court for the District of Utah, against the Company, its President and Chief Executive Officer, Mark C. Capone, and its Executive Vice President and Chief Financial Officer, R. Bryan Riggsbee (“Defendants”).  This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding our business, operations, and acquisitions.  The lead plaintiff seeks the payment of damages allegedly sustained by it and the purported class by reason of the allegations set forth in the complaint, plus interest, and legal and other costs and fees.  The Company intends to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

Other Legal Proceedings

On August 24, 2018, Assurex Health, Inc. was served with an Amended Complaint which had been filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Civil Action No. 2018 L 004972, by Pipe Trades Services MN Welfare Plan ("Pipe Trades"), as a qui tam relator, on behalf of the State of Illinois, Pipe Trades, and all others similarly situated, purportedly arising from Assurex's alleged violations of the Illinois Insurance Claims Fraud Prevention Act and other causes of action. Pipe Trades seeks certification of a putative class, certification as the purported class representative, and the payment of treble damages allegedly sustained by Pipe Trades and the purported class by reason of the allegations set forth in the amended complaint, plus statutory damages and penalties, plus interest, and legal and other costs and fees. The State of Illinois and Cook County, Illinois, have declined to intervene in the matter. On September 11, 2019, plaintiffs filed a second amended complaint and on October 10, 2019, Assurex filed a Motion to Dismiss Plaintiff’s Second Amended Complaint for Lack of Personal Jurisdiction and Standing requesting that the second amended complaint be dismissed in its entirety, with prejudice, for lack of personal jurisdiction and standing. We intend to continue to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

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

The details of the activity under our stock repurchase programs during the three months ended December 31, 2019, are as follows:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
October 1, 2019 to October 31, 2019	—	$—	—	110.7
November 1, 2019 to November 30, 2019	—	$—	—	110.7
December 1, 2019 to December 31, 2019	—	$—	—	110.7
Total	—		—	110.7

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

On February 3, 2020, the Board of Directors of the Company approved an amended form of executive retention agreement (the “Executive Retention Agreement”) and entered into an amended and restated Executive Retention Agreement with each of the Company’s executive officers. The amended form of Executive Retention Agreement conforms to the Company’s previous proxy disclosures that the accelerated vesting of equity compensation upon a Change in Control (as defined in the agreement) shall extend to all equity compensation issued to the executive officer, including options and restricted stock units.  In addition, the amended form of Executive Retention Agreement eliminates a provision that provided that if an executive officer terminated his employment for no reason during the 90-day period beginning on the first anniversary of a Change in Control, then the termination would be deemed to be a termination for Good Reason (as defined in the agreement, and except that the payment of an amount equal to three times the executive’s highest annual base salary and bonus would have been reduced by one-half).

The foregoing summary of the amended form of Executive Retention Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference in this Item 5.

Item 6.  Exhibits.

10.1 31.1	Form of Executive Retention Agreement+@ Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, has been formatted in Inline XBRL.

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

MYRIAD GENETICS, INC.

Date: February 6, 2020	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Interim President and Chief Executive Officer,
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)