Form 10-Q
period 2020-03-31
MYRIAD GENETICS INC
filed 2020-05-06
CIK 899923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 74,554,701 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	March 31,	June 30,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$121.0	$93.2
Marketable investment securities	60.5	43.7
Prepaid expenses	12.5	16.6
Inventory	30.8	31.4
Trade accounts receivable	102.5	133.9
Prepaid taxes	25.4	25.1
Other receivables	2.5	4.7
Total current assets	355.2	348.6
Property, plant and equipment, net	37.1	57.3
Operating lease right-of-use assets	64.5	—
Long-term marketable investment securities	42.8	54.9
Intangibles, net	620.0	684.7
Goodwill	327.1	417.2
Total assets	$1,446.7	$1,562.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30.3	$33.3
Accrued liabilities	63.1	78.9
Current maturities of operating lease liabilities	12.9	—
Short-term contingent consideration	3.1	3.4
Deferred revenue	3.8	2.2
Total current liabilities	113.2	117.8
Unrecognized tax benefits	22.3	21.7
Noncurrent operating lease liabilities	55.9	—
Other long-term liabilities	—	7.8
Contingent consideration	3.6	10.4
Long-term debt	225.2	233.5
Long-term deferred taxes	59.3	82.6
Total liabilities	479.5	473.8
Commitments and contingencies
Stockholders’ equity:
Common stock, 74.5 and 73.5 shares outstanding at March 31, 2020 and June 30, 2019 respectively	0.7	0.7
Additional paid-in capital	1,092.8	1,068.0
Accumulated other comprehensive loss	(7.8)	(5.4)
Retained earnings (deficit)	(118.5)	25.6
Total Myriad Genetics, Inc. stockholders’ equity	967.2	1,088.9
Non-Controlling Interest	—	—
Total stockholders' equity	967.2	1,088.9
Total liabilities and stockholders’ equity	$1,446.7	$1,562.7

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Molecular diagnostic testing	$150.5	$200.5	$503.6	$592.5
Pharmaceutical and clinical services	13.5	16.1	41.8	43.2
Total revenue	164.0	216.6	545.4	635.7
Costs and expenses:
Cost of molecular diagnostic testing	43.1	40.3	125.3	126.6
Cost of pharmaceutical and clinical services	7.0	8.3	24.1	23.8
Research and development expense	19.7	21.5	59.8	65.0
Change in the fair value of contingent consideration	(3.4)	—	(2.8)	1.4
Selling, general, and administrative expense	132.9	140.6	402.7	405.7
Goodwill and intangible asset impairment charges	98.4	—	99.7	—
Total costs and expenses	297.7	210.7	708.8	622.5
Operating income (loss)	(133.7)	5.9	(163.4)	13.2
Other income (expense):
Interest income	0.8	0.7	2.5	2.3
Interest expense	(2.3)	(3.2)	(7.7)	(8.8)
Other	4.1	(0.1)	3.8	1.0
Total other income (expense):	2.6	(2.6)	(1.4)	(5.5)
Income (loss) before income tax	(131.1)	3.3	(164.8)	7.7
Income tax provision (benefit)	(15.9)	(3.6)	(20.7)	(1.0)
Net income (loss)	$(115.2)	$6.9	$(144.1)	$8.7
Net loss attributable to non-controlling interest	—	—	—	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(115.2)	$6.9	$(144.1)	$8.8
Earnings (loss) per share:
Basic	$(1.55)	$0.09	$(1.94)	$0.12
Diluted	$(1.55)	$0.09	$(1.94)	$0.12
Weighted average shares outstanding:
Basic	74.5	73.3	74.2	73.5
Diluted	74.5	74.9	74.2	76.4

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(115.2)	$6.9	$(144.1)	$8.8
Unrealized gain (loss) on available-for-sale debt securities, net of tax	(0.1)	0.3	(0.1)	$0.7
Change in foreign currency translation adjustment, net of tax	(2.5)	(1.0)	(2.4)	(2.3)
Comprehensive income (loss)	(117.8)	6.2	(146.6)	7.2
Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income (loss) attributable to Myriad Genetics, Inc. shareholders	$(117.8)	$6.2	$(146.6)	$7.2

See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In millions)

			Accumulated	Retained		Myriad
		Additional	other	earnings	Non-	Genetics, Inc.
	Common	paid-in	comprehensive	(accumulated	Controlling	Stockholders’
	stock	capital	loss	deficit)	Interest	equity
BALANCES AT JUNE 30, 2018	$0.7	$915.4	$(4.1)	$54.1	$—	$966.1
Issuance of common stock under share-based compensation plans	—	1.9	—	—	—	1.9
Issuance of common stock for acquisition	—	127.4	—	—	—	127.4
Share-based payment expense	—	7.7	—	—	—	7.7
Net loss	—	—	—	(0.7)	—	(0.7)
Other comprehensive loss, net of tax	—	—	(0.2)	—	—	(0.2)
BALANCES AT SEPTEMBER 30, 2018	$0.7	$1,052.4	$(4.3)	$53.4	$—	$1,102.2
Issuance of common stock under share-based compensation plans	—	2.6	—	—	—	2.6
Share-based payment expense	—	7.5	—	—	—	7.5
Repurchase and retirement of common stock	—	(16.9)	—	(33.1)	—	(50.0)
Net income	—	—	—	2.6	—	2.6
Other comprehensive loss, net of tax	—	—	(0.7)	—	—	(0.7)
BALANCES AT DECEMBER 31, 2018	$0.7	$1,045.6	$(5.0)	$22.9	$—	$1,064.2
Issuance of common stock under share-based compensation plans	—	1.9	—	—	—	1.9
Share-based payment expense	—	9.5	—	—	—	9.5
Net income	—	—	—	6.9	—	6.9
Other comprehensive loss, net of tax	—	—	(0.7)	—	—	(0.7)
BALANCES AT MARCH 31, 2019	$0.7	$1,057.0	$(5.7)	$29.8	$—	$1,081.8

BALANCES AT JUNE 30, 2019	$0.7	$1,068.0	$(5.4)	$25.6	$—	$1,088.9
Issuance of common stock under share-based compensation plans	—	(0.5)	—	—	—	(0.5)
Share-based payment expense	—	8.8	—	—	—	8.8
Net loss	—	—	—	(20.6)	—	(20.6)
Other comprehensive loss, net of tax	—	—	(2.1)		—	(2.1)
BALANCES AT SEPTEMBER 30, 2019	$0.7	$1,076.3	$(7.5)	$5.0	$—	$1,074.5
Issuance of common stock under share-based compensation plans	—	1.8	—	—	—	1.8
Share-based payment expense	—	7.0	—	—	—	7.0
Non-controlling interest	—	—	—	—	0.1	0.1
Net loss	—	—	—	(8.3)	—	(8.3)
Other comprehensive income, net of tax	—	—	2.2	—	—	2.2
BALANCES AT DECEMBER 31, 2019	$0.7	$1,085.1	$(5.3)	$(3.3)	$0.1	$1,077.3
Issuance of common stock under share-based compensation plans	—	0.2	—	—	—	0.2
Share-based payment expense	—	7.5	—	—	—	7.5
Non-controlling interest	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(115.2)	—	(115.2)
Reclassification out of accumulated other comprehensive loss upon the deconsolidation of a subsidiary	—	—	0.1	—	—	0.1
Other comprehensive loss, net of tax	—	—	(2.6)	—	—	(2.6)
BALANCES AT MARCH 31, 2020	$0.7	$1,092.8	$(7.8)	$(118.5)	$—	$967.2

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(144.1)	8.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54.3	54.6
Non-cash interest expense	0.3	0.3
Gain on deconsolidation of subsidiary	(1.0)	—
Gain on disposition of assets	(0.2)	(0.9)
Share-based compensation expense	23.3	24.7
Deferred income taxes	(22.9)	3.0
Unrecognized tax benefits	0.6	(7.3)
Impairment of goodwill and intangible assets	99.7	—
Change in fair value of contingent consideration	2.8	(1.4)
Payment of contingent consideration	—	(1.5)
Changes in assets and liabilities:
Prepaid expenses	3.5	2.0
Trade accounts receivable	29.5	(27.0)
Other receivables	0.9	(0.4)
Inventory	—	7.4
Prepaid taxes	(0.3)	(3.0)
Accounts payable	(2.1)	(8.1)
Accrued liabilities	(15.4)	1.4
Deferred revenue	1.8	(0.4)
Net cash provided by operating activities	30.7	52.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7.8)	(7.2)
Acquisitions, net of cash acquired	—	(278.5)
Proceeds from sale of subsidiary	21.3	—
Purchases of marketable investment securities	(60.8)	(57.0)
Proceeds from maturities and sales of marketable investment securities	56.3	51.8
Net cash provided by (used in) investing activities	9.0	(290.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	1.5	6.5
Payment of contingent consideration recognized at acquisition	(3.9)	—
Net proceeds from revolving credit facility	—	340.0
Repayment of revolving credit facility	(8.6)	(85.0)
Fees associated with refinancing of revolving credit facility	—	(1.4)
Repurchase and retirement of common stock	—	(50.0)
Net cash provided by (used in) financing activities	(11.0)	210.1
Effect of foreign exchange rates on cash and cash equivalents	(0.9)	2.6
Net increase (decrease) in cash and cash equivalents	27.8	(26.0)
Cash and cash equivalents at beginning of the period	93.2	110.9
Cash and cash equivalents at end of the period	$121.0	$84.9

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars and shares in millions, except per share data)

(1)	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Myriad Genetics, Inc. (the “Company” or “Myriad”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Operating results for the three and nine months ended March 31, 2020 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Reclassifications

Certain immaterial prior period goodwill impairment charges that were previously classified as part of selling, general and administrative expense in the condensed consolidated statements of operations were reclassified to conform to the current period presentation and are included as part of the goodwill and intangible asset impairment charges financial statement line item in the current period.

Recent Accounting Pronouncements

Recently Adopted Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and changing certain lessor accounting requirements. ASU 2016-02 also requires entities to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. On July 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective approach by initially applying ASU 2016-02 at the adoption date, rather than at the beginning of the earliest comparative period presented. Results for the three and nine months ended March 31, 2020 are presented under ASU 2016-02. Prior period amounts were not adjusted and continue to be reported under previous lease accounting guidance.

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

On October 1, 2019, the Company early adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”) as permitted under the standard. The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units as a whole. This eliminates the second step of the current impairment model that requires a company to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. The standard also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU was adopted on a prospective basis with no material impact to the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. This guidance is effective for public entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

(2)	REVENUE

The following table presents detail regarding the composition of our total revenue by product and by U.S versus rest of world, “RoW”:

	Three months ended March 31,
	2020			2019
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$81.3	$3.9	$85.2	$114.3	$3.3	$117.6
GeneSight	20.4	—	20.4	29.6	—	29.6
Prenatal	20.2	0.1	20.3	30.6	—	30.6
Vectra	10.5	—	10.5	11.3	—	11.3
Prolaris	6.8	—	6.8	6.9	—	6.9
EndoPredict	0.6	2.9	3.5	0.5	2.3	2.8
Other	3.6	0.2	3.8	1.5	0.2	1.7
Total molecular diagnostic revenue	143.4	7.1	150.5	194.7	5.8	200.5
Pharmaceutical and clinical service revenue	9.6	3.9	13.5	9.7	6.4	16.1
Total revenue	$153.0	$11.0	$164.0	$204.4	$12.2	$216.6

	Nine months ended March 31,
	2020			2019
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$295.0	$12.6	$307.6	$351.4	$9.3	$360.7
GeneSight	65.6	—	65.6	82.8	—	82.8
Prenatal	59.9	0.2	60.1	80.0	—	80.0
Vectra	31.8	—	31.8	36.1	—	36.1
Prolaris	20.0	0.1	20.1	19.1	0.1	19.2
EndoPredict	1.5	6.8	8.3	1.2	6.2	7.4
Other	9.9	0.2	10.1	5.8	0.5	6.3
Total molecular diagnostic revenue	483.7	19.9	503.6	576.4	16.1	592.5
Pharmaceutical and clinical service revenue	26.3	15.5	41.8	25.5	17.7	43.2
Total revenue	$510.0	$35.4	$545.4	$601.9	$33.8	$635.7

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

	Nine months ended
	March 31,
	2020	2019
Deferred revenue - beginning balance	$2.2	$2.6
Revenue recognized	(2.4)	(5.9)
Prepayments	4.0	5.6
Deferred revenue - Ending Balance	$3.8	$2.3

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

In accordance with ASU 2014-09, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, the Company periodically enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical and clinical services that may have terms longer than one year and include multiple performance obligations. As of March 31, 2020, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $4.1.

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

The Company applies the practical expedient related to costs to obtain or fulfill a contract since the amortization period for such costs will be one year or less. Accordingly, no costs incurred to obtain or fulfill a contract have been capitalized. The Company also applies the practical expedient for not adjusting revenue recognized for the effects of the time value of money. This practical expedient has been elected because the Company collects very little cash from customers under payment terms and the vast majority of payments terms have a payback period of less than one year.

During the three and nine months ended March 31, 2020, the Company recognized a $5.5 and $10.8 decrease in revenue respectively, which resulted in an ($0.06) and ($0.11) impact to EPS, for tests in which the performance obligation of delivering the tests results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third party payors.

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

Goodwill

The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed from Counsyl and is attributable to the benefits expected from combining the Company’s expertise with Counsyl’s technology and customer insights and the opportunity to integrate genetic screening into clinical practice with OBGYNs.  Changes in goodwill since the Counsyl acquisition to the balance as of March 31, 2020 are shown below:

Carrying
amount
Balance September 30, 2018	$94.9
Fair value adjustment to equipment	0.7
Intangible adjustment	2.9
Working capital adjustment	(1.1)
Change in deferred tax liability	1.9
Balance March 31, 2020	$99.3

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue	$164.0	$216.6	$545.4	$645.9
Income (loss) from operations	(133.7)	5.9	(163.4)	23.5
Net income (loss)	(115.2)	6.9	(144.1)	18.2
Earnings (loss) per share, basic	$(1.55)	$0.09	$(1.94)	$0.25
Earnings (loss) per share, diluted	$(1.55)	$0.09	$(1.94)	$0.24

(4)	MARKETABLE INVESTMENT SECURITIES

The Company has classified its debt investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The Company’s cash equivalents consist of short-term, highly liquid investments that are readily convertible to known amounts of cash.  The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2020 and June 30, 2019 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At March 31, 2020:
Cash and cash equivalents:
Cash	$103.7	$—	$—	$103.7
Cash equivalents	17.3	—	—	$17.3
Total cash and cash equivalents	121.0	—	—	121.0
Available-for-sale:
Corporate bonds and notes	61.0	0.2	(0.2)	61.0
Municipal bonds	19.9	0.1	—	20.0
Federal agency issues	5.5	0.1	—	5.6
US government securities	16.4	0.3	—	16.7
Total	$223.8	$0.7	$(0.2)	$224.3

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2019:
Cash and cash equivalents:
Cash	$68.7	$—	$—	$68.7
Cash equivalents	24.5	—	—	24.5
Total cash and cash equivalents	93.2	—	—	93.2
Available-for-sale:
Corporate bonds and notes	64.0	0.6	—	64.6
Municipal bonds	15.3	—	—	15.3
Federal agency issues	9.0	—	—	9.0
US government securities	9.7	—	—	9.7
Total	$191.2	$0.6	$—	$191.8

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at March 31, 2020:

	Amortized	Estimated
	cost	fair value
Cash	$103.7	$103.7
Cash equivalents	17.3	17.3
Available-for-sale:
Due within one year	60.2	60.5
Due after one year through five years	42.6	42.8
Due after five years	—	—
Total	$223.8	$224.3

(5)	PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	June 30,
	2020	2019
Land	$—	$2.3
Buildings and improvements	—	18.8
Leasehold improvements	31.1	31.0
Equipment	111.2	117.1
	142.3	169.2
Less accumulated depreciation	(105.2)	(111.9)
Property, plant and equipment, net	$37.1	$57.3

As of March 31, 2020, $19.5 of the balance of property, plant and equipment has been deconsolidated upon the sale of Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”). See Note 18 for additional information regarding the sale of the Clinic.

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Depreciation expense	$2.6	$3.1	$8.5	$10.6

(6)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of $327.1 from the acquisitions of Counsyl that was completed on July 31, 2018, Assurex that was completed on August 31, 2016, Sividon Diagnostics GmbH (“Sividon”) that was completed on May 31, 2016, Crescendo Bioscience, Inc. that was completed on February 28, 2014 and Rules-Based Medicine, Inc. that was completed on May 31, 2011.  Of this goodwill, $270.3 relates to the Company’s diagnostic segment and $56.8 relates to the other segment. The Company previously had recorded goodwill associated with the Clinic that was completed on February 27, 2015. The following summarizes changes to the goodwill balance for the nine months ended March 31, 2020:

Carrying amount
Ending balance June 30, 2019	$417.2
Goodwill deconsolidated on sale of the Clinic	(7.3)
Goodwill impairment charge	(82.0)
Translation adjustments	(0.8)
Ending balance March 31, 2020	$327.1

As a result of the effect of COVID-19 on expected future cash flows and a corresponding decline in market capitalization and enterprise value, the Company performed an interim quantitative impairment review of goodwill for the Assurex, Crescendo Bioscience and Myriad International reporting units as of March 31, 2020. The Company estimated the fair values of each reporting unit using both the market approach, applying a multiple of earnings based on observable multiples for guideline publicly traded companies, and the income approach, discounting future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company recognized a goodwill impairment charge of $80.7 related to the goodwill from the Crescendo reporting unit in the third quarter of fiscal year 2020. The Crescendo reporting unit is part of the Company’s diagnostic segment. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The goodwill impairment charge is reflected in goodwill and intangible asset impairment charges in the Condensed Consolidated Statements of Operations.

The Company recognized a $1.3 impairment charge for goodwill allocated to the Clinic asset group during the second quarter of fiscal year 2020 that is included in goodwill and intangible asset impairment expense for the nine months ended March 31, 2020. The Clinic asset group is part of the Company’s other segment. See Note 18 for further discussions regarding the deconsolidation of goodwill upon the closing of the sale of the Clinic.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At March 31, 2020:
Purchased licenses and technologies	$814.9	$(201.8)	$613.0
Customer relationships	4.7	(4.1)	0.5
Trademarks	3.0	(1.4)	1.7
Total amortized intangible assets	822.5	(207.3)	615.2
In-process research and development	4.8	—	4.8
Total unamortized intangible assets	4.8	—	4.8
Total intangible assets	$827.3	$(207.3)	$620.0

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2019:
Purchased licenses and technologies	$815.7	$(156.6)	$659.1
Customer relationships	4.6	(3.8)	0.8
Trademarks	3.0	(1.2)	1.8
Total amortized intangible assets	823.3	(161.6)	661.7
In-process research and development	23.0	—	23.0
Total unamortized intangible assets	23.0	—	23.0
Total intangible assets	$846.3	$(161.6)	$684.7

As of March 31, 2020, the Company decided to abandon the development of one of its in-process research and development intangible assets, and as a result the Company recognized a charge of $17.7 in the third quarter of fiscal year 2020, which is reflected in goodwill and intangible asset impairment charges in the Condensed Consolidated Statements of Operations. The in-process research and development intangible asset was reported as part of the Company’s diagnostic segment.

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Amortization of intangible assets	$15.3	$15.2	$45.8	$44.0

(7)	ACCRUED LIABILITIES

	March 31,	June 30,
	2020	2019
Employee compensation and benefits	$55.3	$48.8
Accrued taxes payable	3.5	3.0
Qui tam settlement	—	9.1
Other	4.3	18.0
Total accrued liabilities	$63.1	$78.9

(8)	LONG-TERM DEBT

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

Pursuant to the Amended Facility, Myriad borrowed revolving loans in an aggregate principal amount of $300.0 with $1.8 in upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Amended Facility. The current balance of the net long-term debt is $225.2. There are no scheduled principal payments of the Amended Facility prior to its maturity date.

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

Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, complete mergers or consolidations, and/or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. As of March 31, 2020, the Company was not in compliance with the leverage covenant related to the Amended Facility. As discussed in Note 19, on May 1, 2020 the Company entered into Amendment No. 2 to the Amended Facility which included a waiver of non-compliance with the leverage covenant through March 31, 2021.

During the nine months ended March 31, 2020, the Company made $8.6 in principal repayments.

The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. Amounts outstanding under the Amended Facility and Facility were as follows:

	March 31,	June 30,
	2020	2019
Long-term debt	$226.6	$235.0
Long-term debt discount	(1.4)	(1.5)
Net long-term debt	$225.2	$233.5

(9)	OTHER LONG-TERM LIABILITIES

	March 31,	June 30,
	2020	2019
Pension obligation	$—	$6.8
Other	—	1.0
Total other long-term liabilities	$—	$7.8

The Company previously held two non-contributory defined benefit pension plans for certain Clinic employees. The Company sold the Clinic in February 2020 and as a result the net pension liability was removed upon deconsolidation. See Note 18 for further discussions regarding the sale of the Clinic.

(10)	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at March 31, 2020.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 74.5 shares issued and outstanding at March 31, 2020.

Common shares issued and outstanding

	Nine months ended	Year ended
	March 31,	June 30,
	2020	2019
Beginning common stock issued and outstanding	73.5	70.6
Common stock issued upon exercise of options and employee stock plans	1.0	4.5
Repurchase and retirement of common stock	—	(1.6)
Common stock issued and outstanding at end of period	74.5	73.5

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Denominator:
Weighted-average shares outstanding used to compute basic EPS	74.5	73.3	74.2	73.5
Effect of dilutive shares	—	1.6	—	2.9
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	74.5	74.9	74.2	76.4

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Anti-dilutive options and RSU's excluded from EPS computation	0.4	1.0	0.9	0.7

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized an eighth share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2020, the Company has $110.7 remaining on its current share repurchase authorization.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to accumulated deficit for the repurchases for three and nine months ended March 31, 2020 and 2019 were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Shares purchased and retired	—	—	—	1.6
Common stock and additional paid-in-capital reductions	$—	$—	$—	$16.9
Charges to retained earnings	$—	$—	$—	$33.1

(11)	INCOME TAXES

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

Income tax benefit for the three months ended March 31, 2020 was $(15.9), or approximately 12.1% of pre-tax income compared to income tax benefit of $(3.6), or approximately 109.1% of pre-tax income, for the three months ended March 31, 2019.  Income tax expense for the three months ended March 31, 2020 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending June 30, 2020, adjusted by discrete items recognized during the period.  For the three months ended March 31, 2020, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of state income taxes, foreign income taxes, impairment of intangible assets, sale of foreign subsidiaries, and differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) was enacted.  CARES impacted several provisions to the U.S. tax code that may affect our fiscal year ending June 30, 2020, including, but not limited to, (1) NOL carry-back and carry-forward provisions, (2) deductibility of interest, (3) acceleration of corporate AMT credits, and (4) classification of qualified improvement property.  As of the quarter ended March 31, 2020, no material impact has been recognized.  The Company will continue to evaluate the application of any and all provisions through the remainder of the fiscal year.

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

On November 30, 2017, the Company’s shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”).  On December 5, 2019 the shareholders approved an amendment to the 2017 Plan increasing the shares available to grant.  The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors. As of March 31, 2020, the Company may grant additional shares of common stock under the 2017 Plan with respect to the 0.2 options outstanding under our 2003 Plan and 5.2 options and restricted stock units outstanding under our 2010 Plan, that expire or are cancelled without delivery of shares of common stock. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the RSU, shall again be available for issuance pursuant to the 2017 Plan.

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

Stock Options

A summary of the stock option activity under the Company’s plans for the nine months ended March 31, 2020 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2019	5.5	$24.45
Options granted	—	$—
Less:
Options exercised	(0.4)	$22.93
Options canceled or expired	(0.3)	$26.78
Options outstanding at March 31, 2020	4.8	$24.43
Options exercisable at March 31, 2020	4.8	$24.43

As of March 31, 2020, there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of the RSU activity under the Company’s plans for the nine months ended March 31, 2020 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2019	2.4	$37.70
RSUs granted	1.4	$28.50
Less:
RSUs vested	(0.9)	$35.66
RSUs canceled	(0.3)	$39.31
RSUs outstanding at March 31, 2020	2.6	$33.21

As of March 31, 2020, there was $50.3 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.3 years.  This unrecognized compensation expense is equal to the fair value of RSUs expected to vest.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of March 31, 2020, approximately 0.5 shares of common stock are available for issuance under the 2012 Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of income and comprehensive income was allocated as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Cost of molecular diagnostic testing	$0.3	$0.3	$0.9	$0.6
Cost of pharmaceutical and clinical services	0.1	0.1	0.2	0.2
Research and development expense	1.2	1.7	3.8	3.9
Selling, general, and administrative expense	5.9	7.4	18.4	20.0
Total share-based compensation expense	$7.5	$9.5	$23.3	$24.7

(13)	FAIR VALUE MEASUREMENTS

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

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $225.3 at March 31, 2020.

During the quarter ended December 31, 2019, there was a triggering event that required the Company to perform an impairment analysis for the Clinic reporting unit.  As a result, the Company recognized a $1.3 impairment charge for goodwill.  The fair value used to determine the impairment charge, which we consider a Level 3 measurement, was based on the expected sale price of the Clinic from a recent purchase offer.

During the quarter ended March 31, 2020, there was a triggering event that required the Company to perform an impairment analysis for the Crescendo Bioscience reporting unit.  As a result, the Company recognized a $80.7 impairment charge for goodwill.  We consider the fair value used to determine the impairment charge to be a Level 3 measurement.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
March 31, 2020
Money market funds (a)	$17.3	$—	$—	$17.3
Corporate bonds and notes	—	61.0	—	61.0
Municipal bonds	—	20.0	—	20.0
Federal agency issues	—	5.6	—	5.6
US government securities	—	16.7	—	16.7
Contingent consideration	—	—	(6.7)	(6.7)
Total	$17.3	$103.3	$(6.7)	$113.9

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest.

	Level 1	Level 2	Level 3	Total
June 30, 2019
Money market funds (a)	$17.2	$—	$—	$17.2
Corporate bonds and notes	2.5	64.4	—	66.9
Municipal bonds	—	15.4	—	15.4
Federal agency issues	—	9.0	—	9.0
US government securities	—	9.8	—	9.8
Contingent consideration	—	—	(13.8)	(13.8)
Total	$19.7	$98.6	$(13.8)	$104.5

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2019	$13.8
Payment of contingent consideration	(3.9)
Change in fair value recognized in the income statement	(2.8)
Translation adjustments recognized in other comprehensive income	(0.4)
Ending balance March 31, 2020	$6.7

(14)	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of March 31, 2020, the management of the Company believes any reasonably possible liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from one to seven years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options which allows the Company to, at its election, renew or extend the lease for a fixed or indefinite period of time. These optional periods have not been considered in the determination of the right-of-use-assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the nine months ended March 31, 2020, the Company incurred $13.6 in lease costs which are included in operating expenses in the consolidated statement of operations in relation to these operating leases. Of such lease costs, $1.9 was variable lease expense and $0.2 was short-term lease expense, and neither of them were included in the measurement of the Company's operating ROU assets and lease liabilities. The variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Fiscal year ending:
2020	$3.9
2021	14.7
2022	13.5
2023	12.3
2024	12.1
Thereafter	19.3
Total lease payments	$75.8

As of March 31, 2020, the weighted average remaining lease term is 5.5 years and the weighted average discount rate used to determine the operating lease liability was 3.87%.

Disclosures related to periods prior to the adoption of ASU 2016-02

The following table summarizes the future minimum lease payments as of June 30, 2019:

Fiscal year ending:
2020	$15.1
2021	14.1
2022	13.1
2023	12.2
2024	11.9
Thereafter	19.1
Total lease payments	$85.5

(15)	EMPLOYEE DEFERRED SAVINGS PLAN

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. Subsequent to the quarter ended March 31, 2020, the Company temporarily suspended its matching contributions. The Company recorded contributions to the plan as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Deferred savings plan contributions	$2.2	$2.3	$6.8	$6.0

(16)	SEGMENT AND RELATED INFORMATION

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended March 31, 2020
Revenues	$150.5	$13.5	$164.0
Depreciation and amortization	16.8	1.1	17.9
Segment operating income (loss)	(93.6)	(40.1)	(133.7)
Three months ended March 31, 2019
Revenues	$200.5	$16.1	$216.6
Depreciation and amortization	17.0	1.3	18.3
Segment operating income (loss)	40.6	(34.7)	5.9
Nine months ended March 31, 2020
Revenues	$503.6	$41.8	$545.4
Depreciation and amortization	50.5	3.8	54.3
Segment operating income (loss)	(46.2)	(117.2)	(163.4)
Nine months ended March 31, 2019
Revenues	$592.5	$43.2	$635.7
Depreciation and amortization	50.7	3.9	54.6
Segment operating income (loss)	96.6	(83.4)	13.2

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Total operating income (loss) for reportable segments	$(133.7)	$5.9	$(163.4)	$13.2
Unallocated amounts:
Interest income	0.8	0.7	2.5	2.3
Interest expense	(2.3)	(3.2)	(7.7)	(8.8)
Other	4.1	(0.1)	3.8	1.0
Income (loss) from operations before income taxes	(131.1)	3.3	(164.8)	7.7
Income tax provision	(15.9)	(3.6)	(20.7)	(1.0)
Net income (loss)	(115.2)	6.9	(144.1)	8.7
Net loss attributable to non-controlling interest	—	—	—	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(115.2)	$6.9	$(144.1)	$8.8

(17)	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended
	March 31,
	2020	2019
Cash paid during the period for income taxes	$0.4	$5.3
Cash paid for interest	7.3	9.1
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$74.5	$—
Operating lease liabilities	(78.8)	—
Accrued liabilities and other long-term liabilities	4.3	—

(18)	SALE OF SUBSIDIARY

On February 28, 2020, the Company closed the sale of the Clinic with Landkreis Starnberg. As a result of the sale, the Clinic was deconsolidated from the consolidated financial statements in accordance with ASC 810. The Company recorded a pre-tax net gain of $1.0 on the sale, which is recorded in other income in the Company’s Condensed Consolidated Statements of Operations. The gain recorded consists of a pre-tax gain of $1.2 associated with the settlement of the Clinic pension, offset by a loss of $0.2 due to the difference between the purchase price and net assets as well as the effects of foreign currency. The Clinic was previously reported as part of the Company’s other segment.

(19)	SUBSEQUENT EVENTS

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for future periods.

CARES Act

The CARES Act was enacted on March 27, 2020 to provide relief from the economic impacts of COVID-19. On April 10, 2020, the Company received approximately $8.0 from the Public Health and Social Services Emergency Fund to reimburse the Company for health care related expenses or lost revenues that are attributable to COVID-19. These funds do not need to be paid back. The Company also received approximately $29.7 in advance Medicare payments as part of the CARES Act.

Second Amendment to Credit Facility

On May 1, 2020, the Company entered into Amendment No. 2 to the Amended Facility discussed in Note 8. Under Amendment No. 2, the lenders waived the Company’s failure to comply with certain covenants for the period ended March 31, 2020. In addition, Amendment No. 2 modified the Amended Facility as follows:

•

The interest rate increased to be fixed at a spread of LIBOR plus 350.0 basis points on drawn balances and the undrawn fee was increased to 50 basis points from March 31, 2020 through June 30, 2021 (“Amendment Period”), at which point they return to the existing pricing. The LIBOR floor was also increased to 1.0% during the Amendment Period.

•

The Company is required to make mandatory prepayments of the revolver when debt exceeds $250.0 and unrestricted cash exceeds $100.0. The Company is also required to make mandatory prepayments in the event of certain asset sales, debt issuance, equity issuance and extraordinary events.

•

Compliance with the leverage ratio covenant and the interest coverage ratio covenant were waived through March 31, 2021, a minimum liquidity covenant was added for the period beginning May 2020 until March 2021, and a minimum EBITDA covenant was added for the second and third quarter of fiscal year 2021. Amendment No. 2 also revises certain negative covenants of the Amended Facility during the Amendment Period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading precision medicine company acting as a trusted advisor to transform patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which such genes and proteins are involved to better understand the genetic basis of certain human diseases. We believe that identifying these biomarkers (i.e., DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs. During the three months ended March 31, 2020, we reported total revenues of $164.0 million and net loss of $115.2 million that included income tax benefit of $(15.9) million resulting in $(1.55) diluted earnings per share.  During the nine months ended March 31, 2020, we reported total revenues of $545.4 million and net loss of $144.1 million that included income tax benefit of $(20.7) million resulting in $(1.94) diluted earnings per share.

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

Business Updates

During the quarter ended March 31, 2020, we began to see a significant business impact from the global coronavirus pandemic and made significant changes to respond to the challenges associated with the pandemic. During the last few weeks of March and into April, volumes for predominantly elective tests such as hereditary cancer, GeneSight, and Vectra declined approximately 70 to 75 percent, volumes for cancer tests such as Prolaris, EndoPredict, and myChoice HRD declined 40 to 45 percent, and volumes for our prenatal tests declined 20 to 25 percent. To respond to the unique business challenges posed by the pandemic, we suspended all field sales personnel from making in-office visits and moved to virtual marketing. Additionally, we have implemented several initiatives in our laboratories to ensure continuity of lab operations across all product lines. The policies implemented are stricter than CDC and local guidance provisions. We also initiated numerous cost-saving initiatives to mitigate financial losses through the period of social distancing. We anticipate a significant reduction in commission, marketing, travel, and mileage expenses based upon our changes in sales policies. In addition, we initiated temporary furloughs for some employees in areas such as operations, billing, and customer service based upon lower sample demand and implemented temporary cuts to senior executive and Board of Director pay. Finally, we have worked with our creditors on our credit facility to obtain a covenant waiver. The waiver provides flexibility on some of the debt covenants through March 31, 2021.

As part of our hereditary cancer business, we received reimbursement approval and launched the BRACAnalysis®Diagnostic System in Japan to help physicians determine which people affected with breast and ovarian cancer have Hereditary Breast and Ovarian Cancer (HBOC) syndrome and qualify for additional diagnostic and medical management.  BRACAnalysis previously was approved by Japan’s Ministry of Health, Labour and Welfare (MHLW) in November 2019 for this indication.

We published a GeneSight meta-analysis covering four major clinical studies and 1,556 patients. Across the patient populations, patients who received guided care with GeneSight saw a 10 percent improvement in symptoms on average, a 40 percent improvement in response rates, and a 49 percent improvement in remission rates, all of which were highly statistically significant.

Regarding our Prolaris test, we presented data at the ASCO Genitourinary Cancer symposium demonstrating the ability of Prolaris to predict which unfavorable intermediate and high-risk prostate cancer patients will respond to multi-modality therapy and which patients can safely avoid the additional morbidity associated with increased treatment. In the study of 718 men, patients who were above the risk threshold saw a statistically significant reduction in metastases when receiving multi-modality therapy. Additionally, the National Comprehensive Cancer Network updated their professional guidelines to include Prolaris across all major risk categories and the European Urology Association Guidelines for 2020 recommend biomarker testing including Prolaris for prostate cancer patients where there is clear clinical actionability.

We achieved several milestones with our companion diagnostic products. First, we received FDA approval for BRACAnalysis CDx as a companion diagnostic test for patients with metastatic pancreatic cancer seeking treatment with Lynparza® (olaparib). Additionally, we submitted a supplementary premarket approval (sPMA) application to the U.S. Food and Drug Administration (FDA) for our myChoice® CDx test to help identify women with advanced ovarian cancer who are potential candidates for maintenance therapy with Lynparza® (olaparib) in combination with bevacizumab. Finally, we submitted a supplementary premarket approval (sPMA) application to the U.S. Food and Drug Administration (FDA) for our BRACAnalysis® CDx test as a companion diagnostic to AstraZeneca’s and Merck’s PARP inhibitor Lynparza® (olaparib) for men with metastatic castration-resistant prostate cancer.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenue

	Three months ended
	March 31,
(In millions)	2020	2019	Change
Revenue	$164.0	$216.6	$(52.6)

The decrease in revenue was primarily due to a reduction of $32.4 million in Hereditary Cancer Testing revenue due to reduced volumes and reduced reimbursement, including changes in estimates for tests in which the performance obligation of delivering the test results was met in prior periods, a reduction of $10.3 million in Prenatal revenue due to reduced reimbursement and reduced volumes and a reduction of $9.2 million in GeneSight revenue due to reduced volumes.

The following table presents additional detail regarding the composition of our total revenue for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,		$	% of Total Revenue
(In millions)	2020	2019	Change	2020	2019
Molecular diagnostic revenues:
Hereditary Cancer Testing	$85.2	$117.6	$(32.4)	52%	55%
GeneSight	20.4	29.6	(9.2)	12%	14%
Prenatal	20.3	30.6	(10.3)	12%	14%
Vectra	10.5	11.3	(0.8)	6%	6%
Prolaris	6.8	6.9	(0.1)	5%	3%
EndoPredict	3.5	2.8	0.7	2%	1%
Other	3.8	1.7	2.1	3%	1%
Total molecular diagnostic revenue	150.5	200.5	(50.0)
Pharmaceutical and clinical service revenue	13.5	16.1	(2.6)	8%	7%
Total revenue	$164.0	$216.6	$(52.6)	100%	100%

Cost of Sales

	Three months ended
	March 31,
(In millions)	2020	2019	Change
Cost of sales	$50.1	$48.6	$1.5
Cost of sales as a % of sales	30.5%	22.4%

Cost of sales as a percentage of revenue increased from 22.4% to 30.5% during the three months ended March 31, 2020 compared to the same period in the prior year.  The increase was primarily driven by the decline in revenues during the period, including the reduction of reimbursement related to Hereditary Cancer and Prenatal, partially offset by the implementation of efficiency programs in our DNA, RNA, and protein based laboratories.

Research and Development Expenses

	Three months ended
	March 31,
(In millions)	2020	2019	Change
R&D expense	$19.7	$21.5	$(1.8)
R&D expense as a % of sales	12.0%	9.9%

Research and development expense for the three months ended March 31, 2020 decreased compared to the same period in the prior year primarily related to synergies recognized as part of the integration of the Counsyl business.

Change in the Fair Value of Contingent Consideration

	Three months ended
	March 31,
(In millions)	2020	2019	Change
Change in the fair value of contingent consideration	$(3.4)	$—	$(3.4)
Change in the fair value of contingent consideration as a % of sales	(2.1)%	—

The fair value of contingent consideration for the three months ended March 31, 2020 decreased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon acquisition.

Selling, General and Administrative Expenses

	Three months ended
	March 31,
(In millions)	2020	2019	Change
SG&A expense	$132.9	$140.6	$(7.7)
SG&A expense as a % of sales	81.0%	64.9%

Selling, general and administrative expense decreased for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the Company implementing cost saving measures due to the decline in testing volumes and a reduction in costs related to synergies recognized relating to the integration of the Counsyl business. These were partially offset by increased legal fees.

Goodwill and Intangible Asset Impairment Charges

	Three months ended
	March 31,
(In millions)	2020	2019	Change
Goodwill and intangible asset impairment charges	$98.4	$—	$98.4

Goodwill and intangible asset impairment charges increased for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the Company recognizing goodwill impairment charges related to the Crescendo reporting unit and charges related to the abandonment of an in-process research and development intangible asset in the current year. There were no impairments recognized in the prior year.

Other Income (Expense)

	Three months ended
	March 31,
(In millions)	2020	2019	Change
Other income (expense)	$2.6	$(2.6)	$5.2

Other income expense increased for the three months ended March 31, 2020 compared to the same period in the prior year, due to the gain recognized on the sale of the Clinic, income from a state grant, and decreased interest expense.

Income Tax Expense

	Three months ended
	March 31,
(In millions)	2020	2019	Change
Income tax expense (benefit)	$(15.9)	$(3.6)	$(12.3)
Effective tax rate	12.1%	109.1%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the three months ended March 31, 2020 is $(15.9) million, and our effective tax rate was 12.1%.  The decrease in the effective rate for the three months ended March 31, 2020 as compared to the same period in prior year is due to state income taxes, foreign income taxes, impairment of intangible assets, sale of foreign subsidiaries, and the differences related to the tax effect of equity compensation expense and the deduction  realized when exercised, released or sold.

Results of Operations for the nine months ended March 31, 2020 and 2019

	Nine months ended
	March 31,
(In millions)	2020	2019	Change
Revenue	$545.4	$635.7	$(90.3)

The decrease in revenue was primarily due to a reduction of $53.1 million in Hereditary Cancer Testing revenue due to reduced volumes of testing and reduced reimbursement per test, including changes in estimates for tests in which the performance obligation of delivering the test results was met in prior periods, a reduction of $19.9 million in Prenatal revenue due to reduced volumes and reduction in average selling price, including changes in estimates for tests in which the performance obligation of delivering the test results was met in prior periods and a reduction of $17.2 million in GeneSight revenue due to reduced volumes.

The following table presents additional detail regarding the composition of our total revenue for the nine months ended March 31, 2020 and 2019:

	Nine months ended
	March 31,		$	% of Total Revenue
(In millions)	2020	2019	Change	2020	2019
Molecular diagnostic revenues:
Hereditary Cancer Testing	$307.6	$360.7	$(53.1)	56%	57%
GeneSight	65.6	82.8	(17.2)	12%	13%
Prenatal	60.1	80.0	(19.9)	11%	13%
Vectra	31.8	36.1	(4.3)	6%	6%
Prolaris	20.1	19.2	0.9	4%	3%
EndoPredict	8.3	7.4	0.9	1%	1%
Other	10.1	6.3	3.8	2%	1%
Total molecular diagnostic revenue	503.6	592.5	(88.9)
Pharmaceutical and clinical service revenue	41.8	43.2	(1.4)	8%	7%
Total revenue	$545.4	$635.7	$(90.3)	100%	100%

Cost of Sales

	Nine months ended
	March 31,
(In millions)	2020	2019	Change
Cost of sales	$149.4	$150.4	$(1.0)
Cost of sales as a % of sales	27.4%	23.7%

Cost of sales as a percentage of revenue increased from 23.7% to 27.4% during the nine months ended March 31, 2020 compared to the same period in the prior year.  The increase was primarily driven by the decline in revenues during the period, including reduction of reimbursement related to Hereditary Cancer and Prenatal and lower gross margins associated with the Counsyl business, partially offset by the implementation of efficiency programs in our DNA, RNA, and protein based laboratories.

Research and Development Expenses

	Nine months ended
	March 31,
(In millions)	2020	2019	Change
R&D expense	$59.8	$65.0	$(5.2)
R&D expense as a % of sales	11.0%	10.2%

Research and development expense for the nine months ended March 31, 2020 decreased compared to the same period in the prior year due to synergies recognized as part of the integration of the Counsyl business partially offset by an additional month of Counsyl business expenses included in the current year.

Change in the Fair Value of Contingent Consideration

	Nine months ended
	March 31,
(In millions)	2020	2019	Change
Change in the fair value of contingent consideration	$(2.8)	$1.4	$(4.2)
Change in the fair value of contingent consideration as a % of sales	(0.5)%	0.2%

The fair value of contingent consideration for the nine months ended March 31, 2020 decreased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon acquisition.

Selling, General and Administrative Expenses

	Nine months ended
	March 31,
(In millions)	2020	2019	Change
SG&A expense	$402.7	$405.7	$(3.0)
SG&A expense as a % of sales	73.8%	63.8%

Selling, general and administrative expense decreased slightly for the nine months ended March 31, 2020 compared to the same period in the prior year primarily due to the Company implementing cost saving measures due to the decline in testing volumes and a reduction in costs related to synergies recognized relating to the integration of the Counsyl business. These decreases were partially offset by increased legal fees and impairment of goodwill in the current year.

Goodwill and Intangible Asset Impairment Charges

	Nine months ended
	March 31,
(In millions)	2020	2019	Change
Goodwill and intangible asset impairment charges	$99.7	$—	$99.7

Goodwill and intangible asset impairment charges increased for the nine months ended March 31, 2020 compared to the same period in the prior year primarily due to the Company recognizing goodwill impairment charges related to the Crescendo and Clinic reporting units and charges related to the abandonment of an in-process research and development intangible asset in the current year. There were no impairments recognized in the prior year.

Other Income (Expense)

	Nine months ended
	March 31,
(In millions)	2020	2019	Change
Other income (expense)	$(1.4)	$(5.5)	$4.1

For the nine months ended March 31, 2020 compared to the same period in the prior year, the change in other income expense was primarily driven by the gain recognized on the sale of the Clinic, income from a state grant, and decreased interest expense.

Income Tax Expense

	Nine months ended
	March 31,
(In millions)	2020	2019	Change
Income tax expense (benefit)	$(20.7)	$(1.0)	$(19.7)
Effective tax rate	12.6%	(13.0)%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the nine months ended March 31, 2020 is $(20.7) million and our effective tax rate was 12.6%.  The decrease in the effective rate for the nine months ended March 31, 2020 as compared to the same period in prior year is due to state income taxes, foreign income taxes, impairment of intangible assets, sale of foreign subsidiaries, and the differences related to the tax effect of equity compensation expense and the deduction realized when exercised, released or sold.

Liquidity and Capital Resources

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements, including the impacts of COVID-19 on our operations, payment of contingent consideration and repayment of the outstanding Amended Facility, which matures on July 31, 2023, and which has no remaining scheduled principal payments prior to that date, for the foreseeable future. However, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.  Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our capital deployment strategy focuses on use of resources in three key areas: research and development, acquisitions and the repurchase of our common stock.  We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy and share repurchases based on business and market conditions.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	March 31,	June 30,
(In millions)	2020	2019	Change
Cash and cash equivalents	$121.0	$93.2	$27.8
Marketable investment securities	60.5	43.7	16.8
Long-term marketable investment securities	42.8	54.9	(12.1)
Cash, cash equivalents and marketable investment securities	$224.3	$191.8	$32.5

The increase in cash and cash equivalents was primarily driven by $30.7 million in cash provided by operations and $21.3 million in net cash proceeds from the sale of the Clinic. This is partially offset by the repayment of principle on the Amended Facility of $8.6 million, capital expenditures of $7.8 million, and the payment of contingent consideration of $3.9 million related to Sividon.

The following table represents the condensed consolidated cash flow statement:

	Nine months ended
	March 31,
(In millions)	2020	2019	Change
Cash flows from operating activities	$30.7	52.2	$(21.5)
Cash flows from investing activities	9.0	(290.9)	299.9
Cash flows from financing activities	(11.0)	210.1	(221.1)
Effect of foreign exchange rates on cash and cash equivalents	(0.9)	2.6	(3.5)
Net increase (decrease) in cash and cash equivalents	27.8	(26.0)	53.8
Cash and cash equivalents at the beginning of the year	93.2	110.9	(17.7)
Cash and cash equivalents at the end of the period	$121.0	$84.9	$36.1

Cash Flows from Operating Activities

The decrease in cash flows from operating activities for the nine months ended March 31, 2020, compared to the same period in the prior year, was primarily due a $152.9 million decrease in net income (loss) excluding contingent consideration, offset by the adjustments for impairment of goodwill and intangible assets of $99.7 million and changes in assets and liabilities associated with operating activities.

Cash Flows from Investing Activities

For the nine months ended March 31, 2020, compared to the same period in the prior year, the decrease in cash used in investing activities was driven primarily by the $278.5 million used for the acquisition of Counsyl that occurred during the same period in the prior year and the $21.3 million in net proceeds from the sale of the Clinic.

Cash Flows from Financing Activities

For the nine months ended March 31, 2020, compared to the same period in the prior year, the decrease in cash flows from financing activities was driven primarily by the $265.0 million in net proceeds from the revolving credit facility, offset by the use of $50.0 million for the purchase and retirement of common stock, that occurred during the same period in the prior year but did not occur during the nine months ended March 31, 2020, as well as $8.6 million in cash used for repayment of the credit facility and $3.9 million in payment of contingent consideration in the current year.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Share Repurchase Program

In June 2016, our Board of Directors authorized an eighth share repurchase program of $200.0 million of our outstanding common stock. We plan to repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2020, we have $110.7 million remaining on our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities”.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” “continue,” “likely,” “will,” “strategy”, “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: uncertainties associated with COVID-19, including its possible effects on our operations and the demand for our products and services; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to successfully transition from our existing product portfolio to our new tests; risks related to changes in governmental or private insurers’ coverage and reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decisions in Mayo Collab. Servs. v. Prometheus Labs., Inc., 566 U.S. 66 (2012), Ass’n for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 576 (2013), and Alice Corp. v. CLS Bank Int’l, 573 U.S. 208 (2014); risks of new, changing and competitive technologies and regulations in the United States and internationally; the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements: the risk that we will be unable to pay, when due, amounts due under our creditor lending agreements; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual report on Form 10-K for the fiscal year ended June 30, 2019, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q (including Item 1A below in this report) or Current Reports on Form 8-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended March 31, 2020 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which is incorporated by reference herein.

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

Changes in Internal Controls

During the nine months ended March 31, 2020, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2016-02 “Lease (Topic 842)” that became effective July 1, 2019. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

Qui Tam Lawsuit

In June 2016, our wholly-owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting that CBI produce documents relating to entities that received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third party entities. The Office of Inspector General subsequently requested additional documentation in December 2017. CBI provided to the Office of Inspector General the documents requested. On January 30, 2020, the United States District Court for the Northern District of California unsealed a qui tam complaint, filed on April 16, 2016 against CBI, alleging violations of the Federal and California False Claims Acts and the California Insurance Fraud Prevention Act.  On January 22, 2020, after a multi-year investigation into CBI’s and the Company’s alleged conduct, the United States declined to intervene. On January 27, 2020, the State of California likewise filed its notice of declination. The Company was not aware of the complaint until after it was unsealed. On April 16, 2020, CBI filed a motion to dismiss the action with prejudice and the Company intends to continue to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

Purported Securities Class Action Claims

On September 27, 2019, a purported class action complaint was filed in the United States District Court for the District of Utah, against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, R. Bryan Riggsbee (“Defendants”). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company’s Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding our business, operations, and acquisitions.  The lead plaintiff seeks the payment of damages allegedly sustained by it and the purported class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees.  The Company intends to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

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

Item 1A. Risk Factors

The following risk factor disclosure should be read in conjunction with the risk factors described in the Annual Report on Form 10-K for the year ended June 30, 2019.

Our financial condition and results of operations have been and continue to be adversely affected by the ongoing coronavirus outbreak.

Any outbreak of contagious diseases, such as COVID-19, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include diversion or prioritization of healthcare resources away from the conduct of genetic testing, disruptions or restrictions on the ability of laboratories to process our tests, and delays or difficulties in patients accessing our tests, including those resulting from an inability to travel as a result of quarantines or other restrictions resulting from COVID-19. Beginning in March 2020, our business has experienced a significant decline in sample volumes for our diagnostic tests as the pandemic disrupted operations of healthcare providers and as quarantines and other restrictions due to COVID-19 impacted the accessibility of our tests to patients. We are unable to predict how long the decline in our testing volumes will continue.

As COVID-19 continues to affect individuals and businesses around the globe, we will likely experience additional disruptions that could severely impact our business, including:

•	further decreased volume of testing as a result of disruptions to healthcare providers and limitations on the ability of providers to administer tests;
•

disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers;

•

limitations on employee resources that would otherwise be focused on the development of our products, processing our diagnostic tests, and the conduct of our clinical trials, including because of sickness of employees or their families and requirements imposed on employees to avoid contact with large groups of people; and

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

In addition, the continued spread of COVID-19 globally could adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain are located overseas, including in China, and may accordingly be subject to disruption. Additionally, our results of operations could be further adversely affected to the extent that COVID-19 or any other epidemic harms our business or the economy in general either domestically or in any other region in which we do business. The extent to which COVID-19 will continue to affect our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, which could have an additional adverse effect on our business and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In June 2016, we announced that our Board of Directors had authorized us to repurchase an additional $200.0 million of our outstanding common stock. In connection with our most recent stock repurchase authorization, we have been authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of the date of this report, the Company has used $50.0 million to repurchase shares of the Company’s stock as part of an accelerated share repurchase under our most recent stock repurchase program, with all such repurchases occurring before the current quarter and no repurchases occurring in the current quarter. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions effectuated to date occurred in open market purchases.

The details of the activity under our stock repurchase programs during the three months ended March 31, 2020, are as follows:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
January 1, 2020 to January 31, 2020	—	$—	—	110.7
February 1, 2020 to February 29, 2020	—	$—	—	110.7
March 1, 2020 to March 31, 2020	—	$—	—	110.7
Total	—		—	110.7

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

On May 1, 2020, the Company entered into Amendment No. 2 to the Amended Facility discussed in Note 8. Under Amendment No. 2, the lenders waived the Company’s failure to comply with certain covenants for the period ended March 31, 2020. In addition, Amendment No. 2 modified the Amended Facility as follows:

•

The interest rate increased to be fixed at a spread of LIBOR plus 350.0 basis points on drawn balances and the undrawn fee was increased to 50 basis points from March 31, 2020 through June 30, 2021 (“Amendment Period”), at which point they return to the existing pricing. The LIBOR floor was also increased to 1.0% during the Amendment Period.

•

The Company is required to make mandatory prepayments of the revolver when debt exceeds $250.0 and unrestricted cash exceeds $100.0. The Company is also required to make mandatory prepayments in the event of certain asset sales, debt issuance, equity issuance and extraordinary events.

•

Compliance with the leverage ratio covenant and the interest coverage ratio covenant were waived through March 31, 2021, a minimum liquidity covenant was added for the period beginning May 2020 until March 2021, a minimum EBITDA covenant was added for the second and third quarter of fiscal year 2021. Amendment No. 2 also revises certain negative covenants of the Amended Facility during the Amendment Period.

The foregoing description of the Amendment No. 2 is a summary and is qualified in its entirety by the terms of the Amendment No. 2, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

10.1	Amendment No. 2, dated May 1, 2020, to the Credit Agreement, dated December 23, 2016, among the Registrant and the lenders from time to time party thereto, and as amended July 31, 2018.
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 5, 2020	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Interim President and Chief Executive Officer,
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)