Form 10-K
period 2020-06-30
MYRIAD GENETICS INC
filed 2020-08-13
CIK 899923

pl To be more

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,029,635,485.

As of August 7, 2020 the registrant had 74,709,313 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement, to be filed no later than 120 days following June 30, 2020, for the Annual Meeting of Stockholders to be held on December 4, 2020.

Cautionary Statement Regarding Forward-Looking Statements

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

“Myriad,” BRACAnalysis, BRACAnalysis CDx, BART, COLARIS, COLARIS AP, MELARIS, myPath, myPlan, myChoice, myRisk, Myriad myRisk, PANEXIA, PREZEON, Prolaris, myChoice CDx, Vectra, Vectraview, TruCulture, DiscoveryMAP, RodentMap, GeneSight, and EndoPredict are registered trademarks or trademarks of Myriad.

PART I

Item 1.	BUSINESS

Overview

We are one of the largest specialty molecular diagnostic laboratories in the world and since our founding in 1992, have tested approximately five million patients. We are headquartered in Salt Lake City, Utah and generated worldwide revenues of $638.6 million during our fiscal year ended June 30, 2020. We are a leading precision medicine company acting as a trusted advisor to transform patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the genetic basis of human disease. We believe that identifying these biomarkers (DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs.

Business Updates

In March 2020, the COVID-19 outbreak was declared a national public health emergency. As a result of the COVID-19 outbreak, we began to see a significant business impact at the end of March 2020 and during the quarter ended June 30, 2020. In early April, volumes for predominantly elective tests such as hereditary cancer, GeneSight, and Vectra declined approximately 70 to 75 percent, volumes for cancer tests such as Prolaris, EndoPredict, and myChoice HRD declined 40 to 45 percent, and volumes for our prenatal tests declined 20 to 25 percent compared to volumes in early March 2020. To respond to the unique business challenges posed by the pandemic, we suspended all field sales personnel from making in-office visits and moved to virtual marketing. Additionally, we have implemented several initiatives in our laboratories to maintain continuity of lab operations across all product lines. The policies implemented are stricter than CDC and local guidance provisions. We also initiated numerous cost-saving initiatives to mitigate financial losses through the period of social distancing. During the fourth quarter we recognized a significant reduction in commission, marketing, travel, and mileage expenses based upon our changes in sales policies. In addition, we initiated temporary furloughs for some employees in areas such as operations, billing, and customer service based upon lower sample demand and implemented temporary cuts to senior executive and Board of Director pay. Finally, we obtained a covenant waiver from our creditors on the debt facility. The waiver provides flexibility on certain debt covenants through March 31, 2021. Towards the end of the fourth quarter, we began to see a significant recovery in test volumes with volumes in late June increasing, on average across various tests, to approximately 75 percent of their pre-pandemic levels. Due to the rapidly evolving global situation, however, it is not possible to predict whether or not volumes will continue to recover or the length of time for our volumes to reach pre-COVID-19 levels. Additionally, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in the United States, which provided the Company with various stimulus measures. See Note 1 and Note 8 of the Notes to Consolidated Financial Statements for additional information.

Although we were required to focus on adapting our business to account for the impacts of COVID-19, we also made the following recent announcements of publications, collaborations, coverage decisions and FDA approvals;

•

Publication of two major studies on our riskScore test. The first study published in JCO Precision Oncology validated the polygenic risk score component of the riskScore test. The second study published in the Journal of the American Medical Association Network Open demonstrated the ability of Myriad’s polygenic risk score to improve breast cancer risk stratification in women diagnosed with pathogenic mutations in common breast cancer genes.

•	Entered into a new collaboration with OptraHEALTH® to implement a cognitive ChatBOT named Gene™ to provide genetic and financial assistance information to prospective patients.

•	Received a final local coverage determination (LCD) for pharmacogenomic (PGx) testing for GeneSight®.

•	Launched a new patient home collection kit for the GeneSight® Psychotropic test.

•

Published a new study in Psychiatry Research demonstrating the GeneSight® Psychotropic test is better at predicting citalopram and escitalopram blood concentrations when compared to single-gene testing.

•	Received favorable coverage decisions for Prolaris® from four new commercial health plans.

•	Launched our proprietary AMPLIFY technology which further increases the already market-leading accuracy of our Prequel® non-invasive prenatal screening test.

•

Received U.S. Food and Drug Administration (FDA) approval for the BRACAnalysis CDx® test for use as a companion diagnostic by healthcare professionals to identify men with metastatic castration-resistant prostate cancer who are eligible for treatment with Lynparza® (olaparib).

•

Received FDA approval for the myChoice CDx® test for use as a companion diagnostic by healthcare professionals to identify advanced ovarian cancer patients with positive homologous recombination deficiency status, who are eligible or may become eligible, for first-line maintenance treatment with Lynparza (olaparib) in combination with bevacizumab.

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

Our Business Strategy

Our strategy is focused on executing the following critical success factors:

1.

Build upon a solid hereditary cancer foundation – We are a leader in hereditary cancer testing and are focused on maintaining this leadership position. In fiscal year 2020, approximately 54 percent of our revenue was derived from the sale of products to assess a patient’s risk for hereditary cancer. We are currently working on expanding professional guidelines for hereditary cancer testing to expand the addressable market.

2.

Grow new product volume – In fiscal year 2020, volume from products outside of hereditary cancer comprised greater than 70 percent of our overall volume. We are currently less than 10 percent penetrated in the U.S. market with our new products and see significant opportunity for future revenue growth. We are focused on further penetrating these markets and believe, in the future, our new products could represent the largest component of our revenue.

3.

Expand reimbursement coverage for new products – In the United States, insurance coverage for the applicable total addressable market ranges from 20% to 90% for our new tests. We are actively working on demonstrating scientific evidence supporting both the clinical efficacy and utility of these products to commercial payors to broaden insurance coverage.

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

Below are the descriptions of our molecular diagnostic tests (also see additional discussion of historical revenue amounts in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations):

•

myRisk™ Hereditary Cancer: DNA sequencing test for assessing the risks for hereditary cancers. Our myRisk Hereditary Cancer is designed to determine a patient’s hereditary cancer risk for breast cancer, ovarian cancer, colon cancer, uterine cancer, melanoma, pancreatic cancer, prostate cancer and gastric cancer. The test analyzes 35 separate genes to look for deleterious mutations that would put a patient at a substantially higher risk than the general population for developing one or more of the above cancers. All 35 genes in the panel are well documented in clinical literature for the role they play in hereditary cancer and have been shown to have actionable clinical interventions for the patient to lower disease risk or risk of cancer recurrence. The myRisk report presents the myRisk Genetic Test Result and myRisk Management Tool that summarizes published management guidelines related to the patient’s genetic mutation as well as their personal and family history of cancer. myRisk Hereditary Cancer testing identifies more mutation carriers than BRACAnalysis® and COLARIS® combined.

•

BRACAnalysis®: DNA sequencing test for assessing the risk of developing breast and ovarian cancer. Our BRACAnalysis test is an analysis of the BRCA1 and BRCA2 genes for assessing a woman’s risk of developing hereditary breast and ovarian cancer. A woman who tests positive for a deleterious mutation with the BRACAnalysis test is estimated to have up to an 87% risk of developing breast cancer and up to a 44% risk of developing ovarian cancer by age 70. As published in the New England Journal of Medicine, researchers have shown that pre-symptomatic individuals who have a high risk of developing breast or ovarian cancer can reduce their risk by more than 90% with appropriate preventive therapies. Additionally, BRACAnalysis may be used to assist patients already diagnosed with breast or ovarian cancer and their physicians in determining the most appropriate therapeutic interventions to address their disease.

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

•

myPath TM Melanoma: RNA expression test for diagnosing melanoma. Our myPath Melanoma test is a gene expression based profile that is performed on biopsy tissue for the purpose of aiding a dermatopathologist in the diagnosis of melanoma. Every year in the United States, there are approximately two million skin biopsies performed specifically for the diagnosis of melanoma. Approximately 14% of these biopsies are classified as indeterminate where a dermatopathologist cannot make a definitive call as to whether the biopsy is benign or malignant. Outcomes for patients are poor if melanoma is not caught in early stages with five year survival rates dropping from 98% for localized to less than 20% for distant stage disease cancer based upon data from the American Cancer Society. We believe myPath Melanoma may provide an accurate tool to assist physicians in correctly diagnosing indeterminate skin lesions.  Based upon three clinical validation studies which were published in the Journal of Cutaneous Pathology in 2015, Cancer in 2016 and Cancer Epidemiology Biomarkers and Prevention in 2017, myPath Melanoma has been shown to have a diagnostic accuracy of 90 to 95 percent. Revenues for myPath Melanoma are included as “other” molecular diagnostic revenues.

•

myChoice® CDx: Companion diagnostic to measure three modes of homologous recombination deficiency (HRD) including loss of heterozygosity, telomeric allelic imbalance and large-scale state transitions in cancer cells. Our myChoice CDx test is the most comprehensive homologous recombination deficiency test to detect when a tumor has lost the ability to repair double-stranded DNA breaks, resulting in increased susceptibility to DNA-damaging drugs such as platinum drugs or PARP inhibitors. The myChoice CDx score is a composite of three proprietary technologies: loss of heterozygosity, telomeric allelic imbalance and large-scale state transitions. Positive myChoice CDx scores, reflective of DNA repair deficiencies, are prevalent in all breast cancer subtypes, ovarian and most other major cancers. In previously published data, Myriad showed that the myChoice CDx test predicted drug response to platinum therapy in certain patients with triple-negative breast and ovarian cancers. Additionally, Myriad has submitted myChoice CDx for premarket approval to the U.S. Food and Drug Administration for use as a companion diagnostic in late stage ovarian cancer. It is estimated that 1.4 million people in the United States and Europe who are diagnosed with cancers annually may be candidates for treatment with DNA-damaging agents. Revenues for myChoice CDx are included as “other” molecular diagnostic revenues.

Pharmaceutical and Clinical Services

Our pharmaceutical and clinical services consist of the following:

•

Through Myriad RBM, we provide biomarker discovery and pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. Our technology enables us to efficiently screen large sets of well-characterized clinical samples from both diseased and non-diseased populations against our extensive menu of biomarkers.  During the year ended June 30, 2020, Myriad RBM accounted for 5.7% of total revenue.  In addition to the fees received from analyzing these samples, we also use this information to create and validate potential molecular diagnostic tests.

•

Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) is an internal medicine emergency hospital that is considered a specialized hospital for internal medicine and hemodialysis. On February 28, 2020, Myriad sold the Clinic.

The Molecular Diagnostic Industry and Competition

The markets in which we compete are rapidly evolving, and we face competition from multiple public companies, private companies, and academic/university laboratories for a number of our laboratory testing services.

The market for hereditary cancer testing has evolved dramatically over time. Broad reimbursement coverage for hereditary cancer tests began emerging in the early 2000s and coupled with increased public awareness around genetics and our marketing and promotional efforts, there has been significant growth in testing volumes. One of the largest drivers of growth has been increased testing in asymptomatic patients in the preventive care setting which now comprise over half of all tests performed in the United States. We are working to continue to expand awareness around hereditary cancer testing and expand the number of patients that qualify for hereditary cancer testing under medical guidelines and health insurance coverage policies. Due in part to the increased public awareness, numerous large reference laboratories, small private laboratories, and academic/university laboratories, have launched competing hereditary cancer tests.  Despite the impact from competition, we continue to believe we are the world leader in hereditary cancer testing

Another factor influencing the marketplace has been the advent of next generation sequencing. This has allowed the transition from single syndrome tests to targeted pan-cancer panels in a cost-effective manner without sacrificing test accuracy. We believe panel-based tests will become standard of care in the marketplace based upon their greater sensitivity at finding cancer causing mutations. We have presented multiple studies showing that myRisk Hereditary Cancer can detect greater than 60 percent more deleterious mutations when compared to our legacy hereditary cancer tests.

We compete in the hereditary cancer testing market based upon several factors including:

1)	the analytical accuracy of our tests;
2)	our ability to classify genetic variants in hereditary cancer genes;
3)	the quality of our sales and marketing for our products;
4)	the quality of our customer service and support;
5)	turnaround time;
6)	additional information about cancer risks provided by riskScore; and
7)	value associated with our test quality.

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

In the oncology companion diagnostic market, we currently sell our FDA approved BRACAnalysis CDx test as a companion diagnostic for the prediction of response to a class of drugs called PARP inhibitors. Currently we are the only laboratory with an FDA approved germline test for this indication and have received approvals in ovarian and metastatic breast cancer diagnostics from the U.S. Food and Drug Administration. We also have proprietary tests currently in development including our myChoice CDx assay which we believe could identify a larger population of patients that could respond to PARP inhibitors but are not yet broadly commercially available. We submitted our first application for U.S. Food and Drug Administration premarket approval for myChoice CDx as a companion diagnostic in late stage ovarian cancer in early 2019. In May 2020, we received FDA approval for the myChoice CDx® test for use as a companion diagnostic by healthcare professionals to identify advanced ovarian cancer patients with positive homologous recombination deficiency status, who are eligible or may become eligible, for first-line maintenance treatment with Lynparza (olaparib) in combination with bevacizumab. We compete in this market based upon the quality and turnaround time of our test, our ability to garner regulatory approvals for new indications, and based upon our proprietary testing methodologies.

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

In the prenatal market, we compete against multiple companies including large national reference laboratories, other specialty laboratories, kit based products, and academic/university laboratories with our Foresight and Prequel tests. We compete based upon our test breadth and accuracy, commercial scale in the prenatal market, and the quality of our customer service and informatics tools.

In the pharmaceutical and clinical services segment, our Myriad RBM division competes against other contract research organizations and academic laboratories for business from pharmaceutical and research customers.

Sales and Marketing

We sell our tests through our own direct sales force and marketing efforts in the United States, Europe, Australia and Canada. Our United States sales force is comprised of approximately 900 individuals across six separate sales channels. In connection with any additional tests that we may launch, we may expand our sales forces, or build new sales forces to address other physician specialty groups. In addition to our direct sales force, we have entered into distributor agreements with organizations in selected European, Latin American, Middle Eastern, Asian and African countries.

Research and Development

We plan to continue to use our proprietary DNA sequencing, RNA expression and protein analysis technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover important genes and their proteins and to understand their role in human disease.  Based on these biomarkers we plan to develop highly accurate, informative tests that may help physicians better manage their patients’ healthcare. We believe that our technologies provide us with a significant competitive advantage and the potential for numerous product opportunities. For the years ended June 30, 2020, 2019 and 2018, we incurred research and development expense of $77.2 million, $85.9 million, and $70.8 million, respectively.

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

On July 31, 2018, the Company completed the acquisition of Counsyl, Inc. (“Counsyl”) for total consideration of $405.9 million, consisting of $278.5 million in cash and 2,994,251 shares of common stock issued that were valued at $127.4 million.  The shares were issued and valued as of July 31, 2018 at a per share market closing price of $42.53. We believe the acquisition has allowed further entry into the high-growth reproductive testing market, with the ability to become a leader in women’s health genetic testing.

Seasonality

We typically experience seasonality in our testing business. The volume of testing is negatively impacted by the summer holiday season which is generally reflected in our fiscal first quarter. Our fiscal second quarter ending December 31 is generally strong as we see an increase in volume from patients who have met their annual insurance deductible. Conversely, fiscal third quarter ending March 31 is typically negatively impacted by the annual reset of patient deductibles. Due to the global pandemic, we cannot predict if seasonality will follow the same pattern as prior years.

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

Vectra.   We own or hold an exclusive license to one or more issued U.S. patents and pending patent applications in the U.S. and other jurisdictions relating to Vectra® testing.  The issued U.S. patent has a term expected to expire in 2031 and these U.S. applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for measuring and monitoring inflammatory disease activity.

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

EndoPredict.   We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S., Europe and other jurisdictions relating to EndoPredict® testing.  These issued patents have terms expected to begin expiring in 2031 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents and applications contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for prognosing and selecting therapy for breast cancer.

myChoice CDx.   We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to myChoice® CDx testing.  These issued patents have terms expected to expire in 2032 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents contain multiple claims including but not limited to claims relating to biomarkers, kits, systems and methods for detecting homologous recombination deficiency and selecting therapy based on such detection.

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

Prequel.  We own or hold a license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions that relate to laboratory and informatic methods used to enhance PrequelTM testing.  These issued patents have terms expected to begin expiring in 2022 and these applications, if issued as patents and depending on term adjustments or terminal disclaimers if applicable, are expected to have similar expiration timeframes.  These patents contain multiple claims including but not limited to claims relating to systems and methods for detecting genetic sequences.

We intend to seek patent protection in the United States and major foreign jurisdictions for nucleic acids, antibodies, biomarker signatures, assays, probes, primers, technologies, methods, processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection.  However, any patents issued to us or our licensors may not afford meaningful protection for our products or technology or may be subsequently circumvented, invalidated or narrowed or found unenforceable.  Any patent applications which we have filed, or will file, or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims.  In addition, others may obtain patents having claims which cover aspects of our tests or processes which are necessary for or useful to the development, use or performance of our diagnostic products.  Should any other group obtain patent protection with respect to our discoveries, our commercialization of our molecular diagnostic tests could be limited or prohibited.

Others may offer clinical diagnostic genomic laboratory testing services which may infringe patents we control.  We may seek to negotiate a license to use our patent rights or decide to seek enforcement of our patent rights through litigation.  Patent litigation is expensive, and the outcome is often uncertain and we may not be able to enforce our patent rights against others.

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

License Agreements

We are a party to license agreements which give us the rights to use certain technologies in the research, development, testing processes, and commercialization of our molecular diagnostic tests and pharmaceutical and clinical services.  We may not be able to continue to license these technologies on commercially reasonable terms, if at all.  Additionally, patents underlying our license agreements may not afford meaningful protection for our technology or tests or may be subsequently circumvented, invalidated or narrowed, or found unenforceable.  Our failure to maintain rights to this technology could have a material adverse effect on our business. We have licenses with the following entities:

•

Mayo Foundation for Medical Education and Research (“Mayo”), for an exclusive world-wide license to utilize certain rights of Mayo in intellectual property relating to our GeneSight testing.  Under this license agreement, we pay Mayo a royalty based on net sales of our GeneSight test.  This license expires upon expiration of the last to expire patent covered by the Mayo agreement, which presently is not anticipated to expire until 2024.  Mayo has the right to terminate the agreement for the uncured breach of any material term of the agreement.

•

Oklahoma Medical Research Foundation (the “OMRF”) for the exclusive world-wide right to utilize certain intellectual property rights of OMRF including patent applications relating to our Vectra testing.  Under this license agreement, we pay OMRF a royalty based on net sales of our Vectra test.  This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2031.  OMRF has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

•

University of Texas M.D. Anderson Cancer Center (the “UTMDACC”) for the exclusive world-wide right to utilize certain rights of UTMDACC in intellectual property relating to our myChoice® HRD testing.  Under this license agreement we will pay UTMDACC a royalty based on net sales of our myChoice® HRD test.  This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2032.  UTMDACC has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

•

Children’s Medical Center in Boston (“CMCC”) for the exclusive world-wide right to utilize certain rights of CMCC in intellectual property relating to our myChoice® HRD testing.  Under this license agreement we expect to pay CMCC a royalty based on net sales of our myChoice® HRD test.  This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2032.  CMCC has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

•

Institut Curie and INSERM (“INSERM”) for the exclusive world-wide right to utilize certain rights of INSERM in intellectual property relating to our myChoice® HRD testing.  Under this license agreement we expect to pay INSERM a royalty based on net sales of our myChoice® HRD test.  This license agreement ends on expiration of the last to expire patent covered by the license agreement, which presently is not anticipated to expire until 2032.  INSERM has the right to terminate the license agreement for the uncured breach of any material term of the license agreement.

•

Illumina, Inc. (“Illumina”) for a non-exclusive license to utilize certain rights held by or licensed to Illumina to intellectual property relating to non-invasive prenatal screening and the Prequel test.  Under this license agreement, we pay Illumina a royalty based on the volume of Prequel testing administered by us.  This license runs for the term of the Illumina agreement and, in any event, expires upon expiration of the last to expire patent covered by the Illumina agreement.  Illumina has the right to terminate the agreement for the uncured breach of any material term of the agreement.

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

In addition, CLIA requires each of our certified laboratories to enroll in an approved proficiency testing program if performing testing in any category for which proficiency testing is required.  Each of our laboratories periodically tests specimens received from an outside proficiency testing organization and then submits the results back to that organization for evaluation.  If one of our laboratories fails to achieve a passing score on a proficiency test, then it may lose its right to perform testing.  Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of the laboratory’s CLIA certification.

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

Food and Drug Administration

Although the Food and Drug Administration (“FDA”) has consistently claimed that it has the authority to regulate laboratory-developed tests (“LDTs”) that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion in not otherwise regulating most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls).  In 2010, the FDA indicated an intent to apply a risk-based approach to determine the regulatory pathway for all in-vitro diagnostics (“IVDs”), including IVD companion and complementary diagnostic devices, as it does with all medical devices and subsequently published draft guidance. If implemented, the regulatory pathway for an IVD would depend on the level of risk to patients, based on the intended use of the IVD and the controls necessary to provide a reasonable assurance of the IVD’s safety and effectiveness. The two primary types of marketing pathways for medical devices are clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or 510(k), and approval of a premarket approval application, or PMA.  IVD companion diagnostic devices developed for use with drugs will typically utilize the PMA pathway following a clinical trial performed under an investigational device exemption, or IDE, which is required to be completed before the PMA may be submitted.

Congress has also signaled interest in clarifying the regulatory landscape for LDTs.  In 2020, the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act was introduced in both chambers of Congress. If enacted, clinical laboratories that develop and offer LDTs and traditional IVD medical device manufacturers would be subjected to the same regulatory oversight. The VALID Act defines both LDTs and IVDs as in vitro clinical tests (“IVCT”) and would establish a new regulatory framework under the Food, Drug and Cosmetic Act (“FDCA”) for the review and oversight of IVCTs. The proposed regulatory framework adopts various concepts from the FDCA, utilizing a risk-based approach that aims to ensure that all marketed IVCTs have a reasonable assurance of both analytical and clinical validity. See additional discussion in Item 1A. Risk Factors.

We are developing companion diagnostic tests for use with drug products in development by pharmaceutical companies, such as our collaborations with pharmaceutical companies on PARP inhibitors for the treatment of ovarian, breast and other cancers.  Companion diagnostic tests are currently subject to regulation by the FDA as medical devices.  The FDA issued Guidance on In-Vitro Companion Diagnostic Devices in July 2014, which is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in-vitro companion diagnostic for the safe and effective use of the product.  The FDA defined an in-vitro companion diagnostic device (“IVD Companion Dx”) as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product.  The FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD Companion Dx in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding companion diagnostic will be developed contemporaneously.  On July 15, 2016, the FDA released a draft guidance entitled, “Principles for Co-development of an In Vitro Companion Diagnostic Device with a Therapeutic Product.”  This draft guidance document is intended to be a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic.

The FDA has also introduced the concept of a complementary diagnostic that it defines as a test that is not required but which provides significant information about the use of a drug.  A complementary test can help guide treatment strategy and identify which patients are likely to derive the greatest benefit from therapy, and if approved by the FDA information regarding the IVD will be included in the therapeutic product labelling. Although the FDA has not yet issued any written guidance regarding complementary diagnostics, it has already approved some complementary diagnostics, including a supplementary premarket approval for BRACAnalysis CDx and myChoice CDx as complementary diagnostic tests in ovarian cancer patients associated with enhanced progression-free survival (PFS) when used with the PARP inhibitor Zejula™ (niraparib).

In December 2014, we first obtained premarket approval for BRACAnalysis CDx, which is used as a companion diagnostic test to identify ovarian cancer patients who may benefit from AstraZeneca’s PARP inhibitor Lynparza™ (olaparib). Since then, other indications for BRACAnalysis CDx in ovarian, breast, prostate and pancreatic cancer have received supplemental PMA approval as a companion diagnostic for Lynparza. The myChoice CDx test has also received approvals as a companion diagnostic test. The premarket approval process is a complex, costly and time consuming procedure.  Approvals must be supported by valid scientific evidence, submitted as part of a premarket approval application (“PMA”), which typically requires extensive data, including quality technical, preclinical, clinical and manufacturing data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the companion diagnostic. We are currently collaborating with several pharmaceutical companies, including AstraZeneca, Merck, Pfizer, GSK, AbbVie, and others for additional indications and geographical commercialization opportunities for BRACAnalysis CDx and myChoice CDx, to evaluate the use of several of our tests as companion diagnostics with other drugs.

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

Under HITECH's breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services (the “Secretary”).  Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach.  Reports must be made to affected individuals and to the Secretary and, in some cases depending on the size of the breach, they must be reported through local and national media.  Breach reports can lead to investigation, enforcement and civil litigation, including class action lawsuits.

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

In addition to the federal privacy and security regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to our clinical laboratories.  Many states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results by strictly limiting the disclosure of those results.  State requirements are particularly stringent regarding predictive genetic tests, due to the risk of genetic discrimination against healthy patients identified through testing as being at a high risk for disease.  We believe that we have taken the steps required of us to comply with health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws in all jurisdictions, both state and federal.  However, these laws constantly change, and we may not be able to maintain compliance in all jurisdictions where we do business.  Failure to maintain compliance, or changes in state or federal laws regarding privacy or security could result in civil and/or criminal penalties, significant reputational damage and could have a material adverse effect on our business.

The General Data Protection Regulation (“GDPR”), which applies to all EU member states from May 25, 2018, also applies to some of our operations. The GDPR is discussed in more detail elsewhere in this report.

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials.  For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S.  This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries.  For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service, the Office of Foreign Assets Control, and the International Air Transport Association.  We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

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

Presently, approximately 65% of our revenue comes from private third-party payors.

Federal and State Fraud and Abuse Laws

A variety of state and federal laws prohibit fraud and abuse involving state and federal health care programs, such as Medicare and Medicaid.  These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for the Department of Health and Human Services (“OIG”), and various state agencies.  In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse.  Any overpayments must be repaid within 60 days of identification unless a favorable decision is obtained on appeal.  In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger set of claims, and which can result in even higher repayments.

Anti-Kickback Laws

The Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program.  “Remuneration” is broadly defined to include anything of monetary value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment.  The Anti-Kickback Statute can be interpreted broadly to prohibit many arrangements and practices that are lawful in businesses outside of the health care industry.

Recognizing the potential breadth of interpretation of the Anti-Kickback Statute and the fact that it may technically prohibit many innocuous or beneficial arrangements within the health care industry, the OIG has issued a series of regulations, or safe harbors intended to protect such arrangements.  Compliance with all requirements of a safe harbor immunizes the parties to the business arrangement from prosecution under the Anti-Kickback Statute.  The failure of a business arrangement to fit within a safe harbor does not necessarily mean that the arrangement is illegal or that the OIG will pursue prosecution.  Still, in the absence of an applicable safe harbor, a violation of the Anti-Kickback Statute may occur even if only one purpose of an arrangement is to induce referrals.  The penalties for violating the Anti-Kickback Statute can be severe.  These sanctions include criminal and civil penalties, imprisonment and possible exclusion from the federal health care programs.  Many states have adopted laws similar to the Anti-Kickback Statute, and some apply to items and services reimbursable by any payor, including private third-party payors.

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

State and Federal Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government.  Under the False Claims Act, a person acts knowingly if he or she has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information.  Specific intent to defraud is not required.  The qui tam provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action.  Penalties include payment of up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each false claim, as well as possible exclusion from federal health care programs.  In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to any payor.

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

International regulations

We market some of our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests.  These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. For example, the In Vitro Diagnostic Medical Devices (2017/746/EU) (“IVDR”) will replace the existing In Vitro Diagnostic Medical Devices Directive (98/79/EC) (“IVDD”) in the European Union (“EU”). The IVDR was published in May 2017, marking the start of a five-year period of transition from the IVDD. During the transitional period the IVDR will come into force gradually, starting with the provisions related to the designation of Notified Bodies and the ability of manufacturers to apply for new certificates under the IVDR. The transitional period will end on 26 May 2022, the “Date of Application” (“DoA”) of the Regulation. From that point the IVDR will apply fully. The EU has also implemented the General Data Protection Regulation, or GDPR, which requires us to meet new and more stringent requirements regarding the handling of personal data about European Union residents. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required.  We are also required to maintain accurate information on and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

Human Resources

As of June 30, 2020, we have approximately 2,700 full-time equivalent employees. Most of our employees are engaged directly in research, development, production, sales and marketing activities. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.  Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Risks Related to Our Business and Our Strategy

Our financial condition and results of operations could be further adversely affected by the ongoing coronavirus outbreak.

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

As COVID-19 continues to affect individuals and businesses around the globe, we will likely experience disruptions that could severely impact our business, including:

•	decreased volume of testing as a result of disruptions to healthcare providers and limitations on the ability of providers to administer tests;
•

disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers;

•

limitations on employee resources that would otherwise be focused on the development of our products, processing our diagnostic tests, and the conduct of our clinical trials, including because of sickness of employees or their families or requirements imposed on employees to avoid contact with large groups of people; and

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

In addition, the continued spread of COVID-19 globally could adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain are located overseas, including in China, and may accordingly be subject to disruption. Additionally, our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms our business or the economy in general either domestically or in any other region in which we do business. The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, which could have an adverse effect on our business and financial condition.

We may not be successful in transitioning from our existing product portfolio to newer products.  We may not be able to generate sufficient revenue from our existing tests and our new tests or develop new tests to maintain profitability.

Although we have developed and marketed several molecular diagnostic tests to date, we believe our future success is dependent upon our ability to successfully market our existing molecular diagnostic tests to additional patients within the United States, to expand into new markets within and outside the United States, and to develop and commercialize new molecular diagnostic and companion diagnostic tests. However, we may not be successful in transitioning from our existing product portfolio to our new tests and in launching and commercializing our new tests. The demand for our existing molecular diagnostic tests may decrease or may not continue to increase at historical rates due to sales of new tests that may replace our existing product portfolio, or for other reasons. For example, because most of our molecular diagnostic tests are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic tests in order to continue to generate revenue.  Our pipeline of new molecular diagnostic and companion diagnostic test candidates is in various stages of development and may take several more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional molecular diagnostic or companion diagnostic tests through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests or services for commercial use, we may not be able to develop tests or services that:

•	meet applicable regulatory standards, in a timely manner or at all;
•	successfully compete with other technologies and tests;
•	avoid infringing the proprietary rights of others;
•	are adequately reimbursed by third-party payors;

•	can be performed at commercial levels or at reasonable cost; or
•	can be successfully marketed.

We must generate significant revenue to maintain profitability. Even if we succeed in marketing our existing molecular diagnostic tests to physicians for use in new patients and in developing and commercializing any additional molecular diagnostic tests and companion diagnostic tests, we may not be able to generate sufficient revenue and we may not be able to maintain profitability.

We may not be able to sustain or increase profitability on a quarterly or annual basis.

In order to develop and commercialize our molecular diagnostic and companion diagnostic tests, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular diagnostic tests and companion diagnostic tests currently in development, potentially license or acquire additional companies or technologies and engage in commercialization activities in anticipation of the launch of additional molecular diagnostic tests and companion diagnostic tests. Because of the numerous risks and uncertainties associated with developing our tests and their potential for commercialization, we are unable to predict the extent of any future profits. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

•	our ability to transition from our existing product portfolio to our new products and to commercialize these new tests;
•	successful outcomes of clinical trials;
•	our ability to obtain full or partial reimbursement for new products;
•	our ability to sell our other existing molecular diagnostic tests to new patients;
•	our ability to identify biomarkers that may lead to future molecular diagnostic tests and companion diagnostic tests;
•

our ability to develop test candidates and receive any required regulatory approvals, including FDA approval as may be required for existing tests if LDTs become FDA regulated or for new tests such as myChoice CDx testing;

•	our ability to successfully commercialize our tests in our existing markets and to extend into new markets outside the United States;
•	the approval and introduction of competitive tests;
•	reductions in reimbursement by third-party payors or their willingness to provide full or even partial reimbursement for our tests;
•	recoupments by third-party payors for past payments, including some paid multiple years ago;
•	our ability to maintain and enforce our intellectual property rights covering our molecular diagnostic tests and companion diagnostic tests;
•	our ability to maintain and grow our sales force and marketing team to market our tests;
•	our ability to successfully integrate, develop and grow products and services and the business of any other companies or technologies that we may license or acquire;
•	our ability to increase commercial acceptance of our current molecular diagnostic tests; and
•	our ability to maintain or grow our current revenues.

If we do not continue to generate sufficient revenue from sales of our molecular diagnostic tests and are unable to secure additional funding, we may have to reduce our operations.

To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing. As of June 30, 2020, we had $254.8 million in cash, cash equivalents and marketable securities. For the fiscal year ended June 30, 2020 our consolidated revenues were $638.6 million and net cash provided by our operating activities was $60.7 million. In addition, we entered into a senior secured revolving debt facility (the “Facility”) in December 2016. On July 31, 2018, the Company entered into Amendment No. 1 to the facility (the “Amended Facility”) which effected an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 and the maximum aggregate principal commitment was increased from $300.0 million to $350.0 million. On May 1, 2020, the Company entered into Amendment No. 2 to the Amended Facility, which amended certain covenants and other terms. As of June 30, 2020, the balance due under our Amended Facility was $226.4 million.

While we anticipate that our existing cash, cash equivalents and marketable securities and expected net cash to be generated from sales of our molecular diagnostic tests and pharmaceutical and clinical services will be sufficient to fund our current operations for the foreseeable future, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing. If we are unable to secure additional funding, we may be unable to repay our Amended Facility when it becomes due, or in the event of a debt covenant default, and be required to reduce research and development projects, limit sales and marketing activities, scale back our expansion efforts within or outside the United States, reduce headcount or potentially even discontinue operations. Our future capital requirements will depend on many factors that are currently unknown to us, including:

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

Covenants in the Amended Facility impose operating and financial restrictions on us. These restrictions may prohibit or place limitations on, among other things, our ability to incur additional indebtedness, create certain types of liens, mergers or consolidations, and/or change in control transactions. The Amended Facility may also prohibit or place limitations on our ability to sell assets, pay dividends or provide other distributions to shareholders. These restrictions could also limit our ability to take advantage of business opportunities. We must maintain specified leverage and interest ratios measured as of the end of each applicable quarter as financial covenants in the Amended Facility. The Amended Facility may also impose other financial covenants. Our ability to comply with financial covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Under the Amended Facility, a change in control in the Company, which means that a shareholder or a group of shareholders is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power of the voting stock of the Company would require mandatory prepayment of the outstanding debt.

If we are unable to comply with the covenants and ratio in the Amended Facility in the future, we may be in default under the agreement. A default would result in an increase in the rate of interest and may cause the loan repayment to be accelerated. This could have a material adverse effect on our business.

We may acquire technologies, assets or other businesses that could cause us to incur significant expense and expose us to a number of unanticipated operational and financial risks, which could adversely affect our financial condition, results of operations and business prospects.

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. For example, in July 2018, we acquired Counsyl, Inc. and believe the acquisition allowed for greater entry into the high-growth reproductive testing market, with the ability to become a leader in women’s health genetic testing.  However, these acquisitions may not achieve profitability or generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Additionally, we may experience increased expenses, distraction of our management, personnel and customer uncertainty. Our acquisition efforts may involve certain risks, including:

•	we may have difficulty integrating operations and systems;
•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
•	we may not be successful in launching new molecular diagnostic tests or companion diagnostic tests, or if those tests are launched, they may not prove successful in the marketplace;
•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
•

we may assume or be held liable for risks and liabilities, including for legal, compliance, recoupment, and environmental-related costs and liabilities, as a result of our acquisitions, some of which we may not discover during our due diligence;

•	we may incur significant additional operating expenses;
•	we may experience possible inconsistencies in the standards, controls, procedures, policies and compensation structures;
•	we may encounter risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies;
•	our ongoing business may be disrupted or receive insufficient management attention; and
•	we may not be able to realize synergies, the cost savings or other financial and operational benefits we anticipated, or such synergies, savings or benefits may take longer than we expected.

The process of negotiating acquisitions and integrating acquired tests, services, technologies, personnel or businesses might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition such as increase in our scale, diversification, cash flows and operational efficiency and meaningful accretion to our diluted earnings per share. Future acquisitions could result in the use of our available cash and marketable securities, potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. In addition, if we are unable to integrate any acquired businesses, tests or technologies effectively, our business, financial condition and results of operations may be materially adversely affected.

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

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site, remote, or cloud-based systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to prevent, and if necessary, to detect and respond to such security incidents and breaches of privacy and security mandates.  While we have experienced unauthorized accesses to our information technology systems and infrastructure in the past, which may occur again in the future, our security measures have been able to detect, respond to and prevent any material adverse effect to our information systems and business operations from such breaches.  However, in the future, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.

In May 2016, the European Union (“EU”) formally adopted the General Data Protection Regulation (GDPR), which applies to all EU member states from May 25, 2018. The GDPR introduced stringent new data protection requirements for business activities in the European Union and substantial fines for breaches of the EU data protection rules. The GDPR has increased our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional procedures to ensure compliance with the new EU data protection rules. The GDPR is a complex law with still evolving regulatory guidance, including with respect to how the GDPR should be applied in the context of clinical studies or other transactions from which we may gain access to personal data.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  These national variations may raise our costs of compliance and result in greater potential legal risks.

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

Because of our potential long-term capital requirements, we may access the public or private equity or debt markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Under SEC rules, we currently qualify as a well-known seasoned issuer, or WKSI, and can at any time file a registration statement registering securities to be sold to the public which would become effective upon filing.  If additional funds are raised by issuing equity securities, existing shareholders may suffer significant dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or tests or grant licenses on terms that are not favorable to us.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes and fraud and abuse, which will impact existing state and federal health care programs and will result in the development of new programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. Both Congress and President Trump have expressed their intention to repeal or repeal and replace the ACA, and as a result, certain sections of the ACA have not been fully implemented or were effectively repealed. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. Further, if reimbursement levels are inadequate, our business and results of operations could be adversely affected.

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

We may not be able to generate revenue growth or maintain existing revenue levels. Historically, our molecular diagnostic business has operated profitably providing a cash contribution to our funding and operational needs.  We may not, however, be able to operate our molecular diagnostic business on a profitable basis in the future.  Potential events or factors that may have a significant impact on our ability to sustain revenue growth and profitability for our molecular diagnostic business include the following:

•	increased costs of reagents and other consumables required for molecular diagnostic testing;
•	increased personnel and facility costs;
•	our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our molecular diagnostic business, and sales personnel;
•	our inability to obtain necessary equipment or reagents to perform molecular diagnostic testing;
•	our inability to increase production capacity as demand increases;
•	our inability to expand into new markets within or outside the United States;
•

the efforts of third-party payors to limit or decrease the amounts that they are willing to pay for our tests, recoup amounts already paid, or institute burdensome administrative requirements for reimbursement, such as prior authorization requirements;

•	increased licensing or royalty costs, and our ability to maintain and enforce the intellectual property rights underlying our tests and services;
•	changes in intellectual propriety law applicable to our patents or enforcement in the United States and foreign countries;
•	potential obsolescence of our tests;
•	our inability to increase commercial acceptance of our molecular diagnostic tests;
•	increased competition and loss of market share;
•	increased regulatory requirements; and
•	material litigation costs and judgments.

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

International data protection laws and regulations may affect our collection, use, storage, and transfer of information obtained outside of the United States.  In particular, the European Union’s General Data Protection Regulation, or GDPR, took effect in May 2018, and requires us to meet new and more stringent requirements regarding the handling of personal data about European Union residents.  Failure to meet GDPR requirements could result in penalties of up to 4% of our worldwide revenue.  The GDPR is a complex law and the regulatory guidance is still evolving.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  These variations in European data protection laws may raise our costs of compliance and result in greater legal risks.  Failure to comply with data protection laws and regulations could result in government enforcement actions, which may involve civil and criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business.  Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We may experience pricing pressures from CMS, managed care organizations, and other private third-party payors in the future. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our business, results of operations and financial condition.

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

We rely on a CLIA-certified and FDA approved laboratory facility in Salt Lake City, Utah to perform most of our molecular diagnostic tests; a CLIA-certified laboratory in South San Francisco, California to perform our Foresight and Prequel tests; a single laboratory facility in Cologne, Germany to perform and produce our EndoPredict test kits; a CLIA-certified lab in Mason, Ohio to perform our GeneSight test; and a CLIA-certified laboratory facility in Austin, Texas to perform our pharmaceutical and clinical testing services. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. In the event our clinical testing facilities were to lose their CLIA certification or other required certifications or licenses or were affected by a pandemic or man-made or natural disaster, we would be unable to continue our molecular diagnostic and pharmaceutical and clinical services business at current levels to meet customer demands for a significant period of time. Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our molecular diagnostic or pharmaceutical and clinical services business would result in a loss of goodwill, including damage to our reputation. If our molecular diagnostic or pharmaceutical and clinical services business were interrupted, it would seriously harm our business.

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

Our research collaborators and scientific advisors may have relationships with other commercial entities, some of which could compete with us. Our research collaborators and scientific advisors sign agreements which provide for the confidentiality of our proprietary information. We may not, however, be able to maintain the confidentiality of our technology and other confidential information related to all collaborations. The dissemination of our confidential information could have a material adverse effect on our business.

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

As we expand our commercial tests, we may be required to incur significant costs and devote significant efforts to expand our existing tests sales and marketing capabilities.

Our sales and marketing experience and capabilities consist primarily of our sales force that markets our molecular diagnostic tests to oncologists, obstetricians, gynecologists, psychiatrists, primary care physicians, urologists, dermatopathologists and rheumatologists in the United States.  We are currently expanding our sales efforts outside the United States, which will require us to hire additional personnel and engage in additional sales and marketing efforts.  We have limited sales and marketing experience outside the Unites States.  As we expand our business operations internationally, we expect to face a number of additional costs and risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

Risks Related to Our Intellectual Property

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

As of June 30, 2020, our patent portfolio included issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims protecting our intellectual property rights.  Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for compositions, processes, methods and other inventions that we believe are patentable.  Our ability to preserve our trade secrets, proprietary data bases and other intellectual property is also important to our long-term success.  If our intellectual property is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability.  Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market.  The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

•	we will develop additional proprietary technologies or tests that are patentable;
•	the patents of others will not have an adverse effect on our business; or
•	our patents or patents that we license from others will survive legal challenges and remain valid and enforceable.

If a third party files a patent application with claims to subject matter we have invented, the United States Patent and Trademark Office (“USPTO”) may declare interference between competing patent applications.  If an interference is declared, we may not prevail in the interference.  If the other party prevails in the interference, we may be precluded from commercializing services or tests based on the invention or may be required to seek a license.  A license may not be available to us on commercially acceptable terms, if at all. For example, in January 2020 the Patent Trial and Appeal Board (the “PTAB”) of the USPTO declared patent Interference No. 106,122 between U.S. Patent No. 9,200,324 controlled by Myriad (under the license agreement with OMRF) relating to the Vectra test and U.S. Application No. 15/363,991 owned by Meso Scale Technologies, LLC. We are opposing this interference, and the patent held by Myriad is presumed valid by statute for the duration of the interference and any appeals.

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

We license intellectual property that is important to our business, including licenses underlying the technology in our molecular diagnostic and pharmaceutical and clinical services, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from distributing our current tests, or inhibit our ability to commercialize future test candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

As mentioned below, the FDA has long claimed authority to regulate laboratory-developed tests but has exercised its “enforcement discretion” to limit enforcement of in vitro diagnostic regulatory requirements on this category of products. More recently, the FDA has appeared to increase its attention to the marketing of pharmacogenetic tests.  For example, in late 2018, the FDA issued a safety communication regarding “genetic tests that claim results can be used to help physicians identify which antidepressant medication would have increased effectiveness or side effects compared to other antidepressant medications” (https://www.fda.gov/medical-devices/safety-communications/fda-warns-against-use-many-genetic-tests-unapproved-claims-predict-patient-response-specific).  This safety communication further explained that the FDA had reached out to several firms marketing such pharmacogenetic tests where the FDA believed the relationship between genetic variations and a medication’s effects had not been established, including a warning letter to Inova Genomics Laboratory.

In early 2019, we provided the FDA with clinical evidence and other information to support our GeneSight Psychotropic test.  Later that year, the FDA requested changes to the GeneSight test offering.  Although we disagreed that changes to the test were required, we submitted a proposal regarding the reporting of GeneSight test results to healthcare providers that we believed addressed the FDA’s principal concerns.  We believe this approach should not affect the benefits that we believe are provided by the GeneSight test.

Since submitting our proposal to the FDA, we have continued to engage with our trade association in their efforts to defend the offering of pharmacogenomic tests as LDTs and to monitor broader developments across the stakeholder community.  In response to public letters from the national laboratory trade association and patient groups, on February 20, 2020, the FDA announced a new “collaboration between FDA’s Center for Devices and Radiological Health and Center for Drug Evaluation and Research intended to provide the agency’s view of the state of the current science in pharmacogenetics.”  Although the announcement again asserted that some of these test offerings may be potentially dangerous, the agency also acknowledged that pharmacogenetic testing “offers promise for informing the selection or dosing of some medications for certain individuals.” In conjunction with the announcement, the FDA also released an updated “Table of Pharmacogenetic Associations” that is available online, and which lists gene-drug interactions that the agency believes are supported by FDA-approved drug labeling and/or “sufficient scientific evidence based on published literature” (https://www.fda.gov/medical-devices/precision-medicine/table-pharmacogenetic-associations). Based on our discussions with the agency over the past year and these recent developments, we have not implemented our earlier proposal or any other changes to the GeneSight Psychotropic test.

While we see these developments in the latter half of fiscal year 2020 as signaling a positive shift in the FDA’s approach to regulating pharmacogenetic tests, we cannot predict with certainty the outcome of this matter or its timing, or whether the ultimate form of the GeneSight Psychotropic test offering will have an adverse effect on our revenues from the test.

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

In June 2016, our wholly-owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting that CBI produce documents relating to entities that  received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third party entities.  The Office of Inspector General subsequently requested additional documentation in December 2017.  CBI provided to the Office of Inspector General the documents requested.  On January 30, 2020, the United States District Court for the Northern District of California unsealed a qui tam complaint, filed on April 16, 2016 against CBI, alleging violations of the Federal and California False Claims Acts and the California Insurance Fraud Prevention Act.  On January 22, 2020, after a multi-year investigation into CBI’s and the Company’s alleged conduct, the United States declined to intervene.  On January 27, 2020, the State of California likewise filed its notice of declination. The Company was not aware of the complaint until after it was unsealed. On April 16, 2020, CBI filed a motion to dismiss the action with prejudice. On May 23, 2020, the court denied that motion. The Company intends to continue to vigorously defend against this action. We are unable to predict what action, if any, might be taken in the future by the Office of Inspector General or any other regulatory authority as a result of the matters related to this investigation.

The above case may divert management resources and/or cause us to incur substantial costs, and any unfavorable outcome may have a material adverse effect on our financial condition, results or operations and cash flows.

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

Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has generally not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls).  In recent years, however, the FDA publicly announced its intention to regulate certain LDTs and issued two draft guidance documents that set forth a proposed phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. However, these guidance documents were not finalized, and the framework was abandoned and replaced by an informal discussion paper reflecting some of the feedback that FDA had received on LDT regulation. The FDA acknowledged that the January 2017 discussion paper does not represent the formal position of the FDA and is not enforceable.  Nevertheless, the FDA wanted to share its synthesis of the feedback that it had received in the hope that it might advance public discussion on future LDT oversight.  Notwithstanding the discussion paper, the FDA continues to exercise enforcement discretion and may attempt to regulate certain LDTs on a case-by-case basis at any time, which could result in delay or additional expense in offering our tests and tests that we may develop in the future.

In addition to potential enforcement priority changes from the FDA, in December 2018, members of Congress released a discussion draft of a legislation to regulate in vitro clinical tests including LDTs under a shared FDA/CMS framework, and provided opportunities for stakeholders to comment on the proposed legislation. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the legislation, called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act. An identical version of the bill was also introduced in the Senate and is sponsored by U.S. Senators Michael Bennet (D-CO) and Richard Burr (R-NC), demonstrating both bicameral and bipartisan support for the effort to overhaul how diagnostic tests are regulated. The VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices that includes products currently regulated as in vitro diagnostics, or IVDs, as well as LDTs.  The framework would give the FDA the authority to ensure IVCTs are both analytically and clinically valid.  CMS would retain the authority to ensure the quality of operations within laboratories.  All LDTs on the market prior to enactment of the legislation would be grandfathered and not subject to the new regulation.

It is unclear whether the VALID Act will be passed by Congress in its current form or signed into law by the President. Until the FDA finalizes its regulatory position regarding LDTs, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may attempt to regulate our tests in the future and what testing and data may be required to support any required clearance or approval of our tests by the agency. If the VALID Act is implemented as drafted it could have an adverse material impact on our results of operations.

Companion and complementary diagnostic tests require FDA approval and we may not be able to secure such approval in a timely manner or at all.

Our companion and complementary diagnostic products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDCA, companion diagnostics must receive FDA clearance or approval before they can be commercially marketed in the U.S. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products could:

•	take a significant period of time;
•	require the expenditure of substantial resources;
•	involve rigorous pre-clinical testing, as well as increased post-market surveillance;
•	require changes to products; and
•	result in limitations on the indicated uses of products.

Although we have successfully achieved FDA approval for some tests (e.g., our BRACAnalysis CDx and myChoice CDx tests), we cannot predict whether or when we will be able to obtain FDA approval for other companion diagnostics that we are developing.

If the government and third-party payors fail to provide coverage and adequate payment for our tests and future tests, if any, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, sales of our molecular diagnostic tests or any future diagnostic tests will depend in large part, upon the availability of reimbursement from third-party payors.  Such third-party payors include state and federal health care programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage regarding which diagnostic tests they will pay for and the amounts that they will pay for existing and new molecular diagnostic tests. We have recently experienced price reductions from CMS for some of our products, including for our GeneSight® psychotropic test subsequent to the July 2020 release of the final pharmacogenomics LCD, and we may experience future price reductions from CMS, managed care organizations, and other third-party payors. The fact that a diagnostic test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic test will remain approved for reimbursement, that the reimbursement amount approved for such test will not be reduced in the future, or that similar or additional diagnostic tests will be approved in the future. Moreover, there can be no assurance that any new tests we have launched or may launch will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio.  As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic tests to enable us to maintain past levels of revenue or profitability with respect to such tests. Further, third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.  In addition, under PAMA, Medicare reimbursement for any given diagnostic test is based on the weighted-median of the payments made by private payors for such test, rendering private payor payment levels even more significant.  As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of diagnostic tests generally and any given test individually.

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

Our business could be adversely impacted by our failure or the failure of physicians to comply with any new ICD Code Set.

CMS periodically adopts new coding set for diagnoses, commonly known as ICD code sets. Compliance with ICD is required for all claims with dates of service on or after the effective dates specified when such code sets are adopted.  We believe we have fully implemented the current ICD-10-CM code set and expect to be able to implement any future code set, however, our failure to implement and apply this or any new code set could adversely impact our business.  In addition, if physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

Risks Related to Our Common Stock

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

The market prices for securities of molecular diagnostic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future.  In the two years ended June 30, 2020, our stock price has ranged from $9.24 per share to $50.44 per share.  In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	major market events, such as the market’s reaction to the COVID-19 pandemic generally and its specific impact on the Company;
•	failure of any of our recently launched tests and any new test candidates to achieve commercial success;
•	failure to sustain revenue growth or margins in our molecular diagnostic business;
•	changes in the structure of healthcare payment systems and changes in the governmental or private insurers reimbursement levels for our molecular diagnostic tests;
•	introduction of new commercial tests or technological innovations by competitors;
•	termination of the licenses underlying our molecular diagnostic and pharmaceutical and clinical services;
•	delays or other problems with operating our laboratory facilities;
•	failure of any of our research and development programs;
•	changes in intellectual property laws of our patents or enforcement in the United States and foreign countries;
•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;
•	missing or changing the financial guidance we provide;
•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;
•	changes in the governmental regulatory approved process for our existing and new tests;
•	failure to meet estimates or recommendations by securities analysts that cover our common stock;
•	public concern over our approved tests and any test candidates;
•	litigation;
•	government and regulatory investigations;
•	future sales or anticipated sales of our common stock by us or our stockholders;
•	the timing and amount of repurchases of our common stock;
•	general market conditions;
•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;
•	celebrity publicity;
•	economic, healthcare and diagnostic trends, disasters or crises and other external factors; and
•	period-to-period fluctuations in our financial results.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, securities class action litigation against companies has been on the rise, including the current shareholder suit pending against the Company discussed below. If any of our other stockholders brought another lawsuit against us, we could incur substantial costs defending the lawsuit regardless of the outcome. Such a lawsuit could also divert the time and attention of our management.

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

Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of approximately 335,000 square feet of building space in Salt Lake City dedicated to research and development, administration and our laboratory that has received federal certification under CLIA. Activities related to our oncology, urology, autoimmune, dermatology and women’s health molecular diagnostic business are performed at this location.  The leases on our existing Salt Lake City facilities have terms of five to fifteen years, expiring from 2022 through 2027, and provide for renewal options for up to ten additional years. In addition, in December 2018 we entered into a lease agreement for a building, which is currently under construction and will contain approximately 125,000 square feet of additional office space upon completion. We anticipate completion of the building during the second half of fiscal year 2021.

We also lease approximately 36,000 square feet in Austin, Texas under a lease that expires in June 2025. This space is dedicated to administration, research and development and the CLIA-certified laboratory used for pharmaceutical and clinical services, which are performed at this location.

In addition, we lease approximately 93,000 square feet in South San Francisco, California under two leases that expire in April 2025 and September 2025.  This space is dedicated to administration, research and development and the CLIA-certified laboratory for our women’s health business.

We also lease approximately 4,000 square feet in Zurich, Switzerland that expires in September 2021.  This space is used for the administration of our international operations.  We also maintain lease agreements for our administrative offices in Paris, France; Milan, Italy; London, United Kingdom; and Munich, Germany.

We also have a lease on an approximately 15,000 square foot facility with laboratory, production and office space in Cologne, Germany expiring in December 2022.

We also lease 2 spaces in Mason, Ohio, the leases for which will expire in December 2021 and August 2024 respectively, and one in Toronto, Ontario, Canada, which is month to month, with a total square footage of approximately 34,000.

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

Qui Tam Lawsuit

In June 2016, our wholly-owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting that CBI produce documents relating to entities that received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third party entities. The Office of Inspector General subsequently requested additional documentation in December 2017. CBI provided to the Office of Inspector General the documents requested. On January 30, 2020, the United States District Court for the Northern District of California unsealed a qui tam complaint, filed on April 16, 2016 against CBI and the Company, alleging violations of the Federal and California False Claims Acts and the California Insurance Fraud Prevention Act.  On January 22, 2020, after a multi-year investigation into CBI’s and the Company’s alleged conduct, the United States declined to intervene. On January 27, 2020, the State of California likewise filed its notice of declination. The Company was not aware of the complaint until after it was unsealed. On May 23, 2020, the court denied CBI and the Company’s motion to dismiss. The Company intends to continue to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

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

Other Legal Proceedings

On August 24, 2018, Assurex Health, Inc. was served with an Amended Complaint which had been filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Civil Action No. 2018 L 004972, by Pipe Trades Services MN Welfare Plan ("Pipe Trades"), as a qui tam relator, on behalf of the State of Illinois, Pipe Trades, and all others similarly situated, purportedly arising from Assurex's alleged violations of the Illinois Insurance Claims Fraud Prevention Act and other causes of action. Pipe Trades seeks certification of a putative class, certification as the purported class representative, and the payment of treble damages allegedly sustained by Pipe Trades and the purported class by reason of the allegations set forth in the amended complaint, plus statutory damages and penalties, plus interest, and legal and other costs and fees. The State of Illinois and Cook County, Illinois, have declined to intervene in the matter. On September 11, 2019, plaintiffs filed a second amended complaint and on October 10, 2019, Assurex filed a Motion to Dismiss Plaintiff’s Second Amended Complaint for Lack of Personal Jurisdiction and Standing requesting that the second amended complaint be dismissed in its entirety, with prejudice, for lack of personal jurisdiction and standing. On July 20, 2020, this motion was denied. We intend to continue to vigorously defend against this action, including a motion filed on August 12, 2020 for interlocutory appeal of the denial of the motion to dismiss. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

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

Stockholders

As of August 7, 2020, there were approximately 110 stockholders of record of our common stock and, according to our estimates, approximately 34,130 beneficial owners of our common stock.

Equity Compensation Plan Information

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Equity Compensation -- Equity Compensation Plan Information” to be included in the proxy statement for our 2020 Annual Meeting of Stockholders.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

Our Board of Directors has previously authorized us to repurchase up to $200 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of June 30, 2020. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

The details of the activity under our stock repurchase programs during the fiscal quarter ended June 30, 2020, were as follows:

Issuer Purchases of Equity Securities

(in millions, except per share data)

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
April 1, 2020 to April 30, 2020	—	$—	—	$110.7
May 1, 2020 to May 31, 2020	—	$—	—	$110.7
June 1, 2020 to June 30, 2020	—	$—	—	$110.7
Total	—	$—	—	$110.7

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on June 30, 2015 and ending on June 30, 2020 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The Nasdaq Stock Market, Inc. and the Nasdaq Health Care Providers Stock Index during such period.  We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance.  The price of a share of common stock is based upon the closing price per share as quoted on The Nasdaq Global Select Market on the last trading day of the year shown.  The graph lines merely connect year-end values and do not reflect fluctuations between those dates.  The comparison assumes $100 was invested on June 30, 2015 in our common stock and in each of the foregoing indices.  The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/30/2015	6/30/2016	6/30/2017	6/30/2018	6/30/2019	6/30/2020
Myriad Genetics, Inc.	100.00	90.03	76.02	109.94	81.73	33.36
Nasdaq Stock Index (U.S.)	100.00	97.11	123.13	150.60	160.55	201.71
Nasdaq Health Care Providers Stocks	100.00	75.97	89.82	99.54	102.04	125.78

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

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of June 30, 2020 and 2019, as well as consolidated statements of operations for the years ended June 30, 2020, 2019 and 2018 and the reports thereon are included elsewhere in this Annual Report on Form 10-K.  The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

We adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the full retrospective transition method and recast results from 2018 and 2017 including interim periods therein. Results from periods prior to 2017 have not been recast for the adoption of this standard.

In millions, except per share amounts	Years Ended June 30,
Consolidated Statement of Operations Data:	2020	2019 (a)	2018	2017 (a)	2016 (a)
Molecular diagnostic testing	$586.9	$789.4	$690.4	$679.4	$692.4
Pharmaceutical and clinical services	51.7	61.7	53.3	49.3	48.1
Total revenue	638.6	851.1	743.7	728.7	740.5
Costs and expenses:
Cost of molecular diagnostic testing	157.5	168.2	148.7	145.2	132.8
Cost of pharmaceutical and clinical services	28.6	32.8	28.5	26.0	24.5
Research and development expense	77.2	85.9	70.8	74.4	70.6
Change in the fair value of contingent consideration	(2.8)	1.1	(61.2)	(0.8)	—
Selling, general and administrative expense	510.1	555.5	435.0	439.9	359.2
Goodwill and intangible asset impairment charges	99.7	—	—	—	—
Total costs and expenses	870.3	843.5	621.8	684.7	587.1
Operating income (loss)	(231.7)	7.6	121.9	44.0	153.4
Other income (expense):
Interest income	3.0	3.2	1.8	1.2	0.9
Interest expense	(10.8)	(12.0)	(3.2)	(6.0)	(0.3)
Other	16.2	1.2	(0.4)	(3.0)	2.0
Total other income (expense)	8.4	(7.6)	(1.8)	(7.8)	2.6
Income (loss) before income taxes	(223.3)	0.0	120.1	36.2	156.0
Income tax provision (benefit)	(23.7)	(4.4)	(13.0)	19.0	38.8
Net income (loss)	(199.6)	4.4	133.1	17.2	117.2
Net loss attributable to non-controlling interest	(0.1)	(0.2)	(0.2)	(0.2)	—
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(199.5)	$4.6	$133.3	$17.4	$117.2
Earnings (loss) per basic share:
Basic	$(2.69)	$0.06	$1.92	$0.25	$1.67
Diluted	$(2.69)	$0.06	$1.85	$0.25	$1.60
Weighted average shares outstanding:
Basic	74.3	73.5	69.4	68.3	70.0
Diluted	74.3	76.0	72.0	68.8	73.4

	As of June 30,
Consolidated Balance Sheet Data:	2020	2019	2018	2017	2016
Cash, cash equivalents and marketable investment securities	$254.8	$191.8	$211.3	$199.2	$238.9
Working capital	184.7	230.8	225.4	83.2	229.8
Total assets	1,404.6	1,562.7	1,175.3	1,207.9	867.2
Noncurrent operating lease liabilities (b)	56.9	—	—	—	—
Long-term debt	224.4	233.5	9.3	99.1	—
Stockholders’ equity	918.2	1,088.9	966.1	767.0	739.6

(a)

We acquired Counsyl, Inc., Assurex Health, Inc., and Sividon Diagnostics GmbH in fiscal years 2019, 2017 and 2016, respectively. As such, the results of each year may not be comparable. See additional details within notes to previously issued financial statements.

(b)	Results for the fiscal year ended June 30, 2020 are presented under ASU 2016-02, Leases. Prior period amounts were not adjusted and continue to be reported under previous lease accounting guidance.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, ITEM 6 of this Report and the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company.

Overview

Our consolidated revenues consist primarily of sales of molecular diagnostic tests and pharmaceutical and clinical services through our wholly-owned subsidiaries.  During the year ended June 30, 2020, we reported total revenues of $638.6 million, net loss attributable to Myriad Genetics, Inc. stockholders of $199.5 million and diluted loss per share of $2.69 that included an income tax benefit of $23.7 million.

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

In March 2020, the COVID-19 outbreak was declared a national public health emergency. As a result of the COVID-19 outbreak, we began to see a significant business impact at the end of March 2020 and during the quarter ended June 30, 2020. In early April, volumes for predominantly elective tests such as hereditary cancer, GeneSight, and Vectra declined approximately 70 to 75 percent, volumes for cancer tests such as Prolaris, EndoPredict, and myChoice HRD declined 40 to 45 percent, and volumes for our prenatal tests declined 20 to 25 percent compared to volumes in early March 2020. To respond to the unique business challenges posed by the pandemic, we suspended all field sales personnel from making in-office visits and moved to virtual marketing. Additionally, we have implemented several initiatives in our laboratories to maintain continuity of lab operations across all product lines. The policies implemented are stricter than CDC and local guidance provisions. We also initiated numerous cost-saving initiatives to mitigate financial losses through the period of social distancing. During the fourth quarter, we recognized a significant reduction in commission, marketing, travel, and mileage expenses based upon our changes in sales policies. In addition, we initiated temporary furloughs for some employees in areas such as operations, billing, and customer service based upon lower sample demand and implemented temporary cuts to senior executive and Board of Director pay. Finally, we obtained a covenant waiver from our creditors on the debt facility. The waiver provides flexibility on certain debt covenants through March 31, 2021. Towards the end of the fourth quarter we began to see a significant recovery in test volumes with volumes in late June increasing, on average across various tests, to approximately 75 percent of their pre-pandemic levels. Due to the rapidly evolving global situation, however, it is not possible to predict whether or not volumes will continue to recover or the length of time for our volumes to reach pre-COVID-19 levels. Additionally, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in the United States, which provided the Company with various stimulus measures. See Note 1 and Note 8 of the Notes to Consolidated Financial Statements for additional information.

Results of Operations

Years Ended June 30, 2020, 2019 and 2018

Revenue

	Years Ended June 30,			Change
(In millions)	2020	2019	2018	2020	2019
Revenue	$638.6	$851.1	$743.7	$(212.5)	$107.4

The Company’s revenues for fiscal year 2020 were significantly impacted by COVID-19 during the third and fourth quarter, as testing volumes declined across the majority of products. The decrease in revenue during fiscal year 2020 was primarily driven by a decrease of $132.3 million in Hereditary Cancer Testing primarily due to decreased volumes and decreased reimbursement per test, a decrease of $38.5 million in GeneSight revenue due to decreased volumes and decreased reimbursement, a decrease of $28.2 million in Prenatal revenue due to decreased volumes and decreased reimbursement, a $9.2 million decrease in Vectra revenue due to decreased volumes and a $10.0 million decrease in pharmaceutical and clinical service revenue primarily as a result of selling the Clinic in February 2020.

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

The following table presents additional detail regarding the composition of our total revenue:

	Years Ended June 30,			Change		% of Total Revenue
(In millions)	2020	2019	2018	2020	2019	2020	2019	2018
Molecular diagnostic revenues:
Hereditary Cancer Testing	$347.4	$479.7	$471.4	$(132.3)	$8.3	54%	56%	63%
GeneSight	74.1	112.6	124.9	(38.5)	(12.3)	12%	13%	17%
Prenatal	76.7	104.9	—	(28.2)	104.9	12%	12%	—
Vectra	39.1	48.3	55.2	(9.2)	(6.9)	6%	6%	7%
Prolaris	24.7	25.5	21.5	(0.8)	4.0	4%	3%	3%
EndoPredict	10.5	10.4	8.8	0.1	1.6	2%	1%	1%
Other	14.4	8.0	8.6	6.4	(0.6)	2%	1%	1%
Total molecular diagnostic revenue	586.9	789.4	690.4	(202.5)	99.0
Pharmaceutical and clinical service revenue	51.7	61.7	53.3	(10.0)	8.4	8%	7%	7%
Total revenue	$638.6	$851.1	$743.7	$(212.5)	$107.4	100%	100%	100%

Cost of Sales

	Years Ended June 30,			Change
(In millions)	2020	2019	2018	2020	2019
Cost of sales	$186.1	$201.0	$177.2	$(14.9)	$23.8
Cost of sales as a % of Sales	29.1%	23.6%	23.8%

Cost of sales as a percentage of revenues increased from 23.6% to 29.1% during fiscal year 2020 compared to fiscal year 2019.  The increase was primarily driven by the decline in revenue from lower test volumes during the period, attributable to the impact of COVID-19 primarily during the fourth quarter as lower revenues were generated to cover fixed costs, and due to reduction of reimbursement related to Hereditary Cancer and Prenatal.

Cost of sales as a percentage of revenues decreased slightly from 23.8% to 23.6% during fiscal year 2019 compared to fiscal year 2018.  The decrease was primarily driven by the implementation of efficiency programs in our DNA, RNA, and protein-based laboratories.  These decreases were partially offset by lower gross margins associated with the Counsyl business and reduction of reimbursement related to Hereditary Cancer and GeneSight.

Research and Development Expenses

	Years Ended June 30,			Change
(In millions)	2020	2019	2018	2020	2019
Research and development expense	$77.2	$85.9	$70.8	$(8.7)	$15.1
Research and development expense as a % of Sales	12.1%	10.1%	9.5%

In 2020, research and development expense decreased compared to the fiscal year 2019 primarily due to due to synergies recognized as part of the integration of the Counsyl business partially offset by an additional month of Counsyl business expenses included in the current year.

In 2019, research and development expense increased compared to fiscal year 2018 primarily driven by $17.3 million in costs related to the inclusion of Counsyl. This increase was partially offset by a reduction in costs related to internal development of existing products.

Change in the Fair Value of Contingent Consideration

	Years Ended June 30,			Change
(In millions)	2020	2019	2018	2020	2019
Change in the fair value of contingent consideration	$(2.8)	$1.1	$(61.2)	$(3.9)	$62.3
Change in the fair value of contingent consideration as a % of Sales	-0.4%	0.1%	-8.2%

In 2020, the decrease in the change in fair value of contingent consideration compared to fiscal year 2019 is due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon acquisition as a result of revised revenue forecasts.

In 2019, the increase in the change in fair value of contingent consideration compared to the prior year is primarily due to an increase in the fair value of contingent consideration related to the Sividon acquisition as well as the one-time benefit received in the prior year resulting from not having to pay the clinical trial milestone associated with the GUIDED study.

Selling, General and Administrative Expenses

	Years Ended June 30,			Change
(In millions)	2020	2019	2018	2020	2019
Selling, general, and administrative expense	$510.1	$555.5	$435.0	$(45.4)	$120.5
Selling, general, and administrative expense as a % of Sales	79.9%	65.3%	58.5%

In 2020, the decrease in SG&A expense compared to the prior year is primarily due to the Company implementing cost saving measures during the fourth quarter due to the decline in testing volumes as a result of the impacts of COVID-19 and a reduction in costs related to synergies recognized relating to the integration of the Counsyl business.

In 2019, the increase in SG&A expense compared to the prior year is primarily due to $55.0 million in costs related to the inclusion of Counsyl, $22.1 million of Counsyl amortization of intangible assets, $20.8 million in costs related to the acquisition and integration of Counsyl, $9.1 million related to the settlement of the complaint filed by a qui tam relator, and additional spend related to improving our IT infrastructure.

Goodwill and Intangible Asset Impairment Charges

	Years Ended June 30,			Change
(In millions)	2020	2019	2018	2020	2019
Goodwill and intangible asset impairment charges	$99.7	$—	$—	$99.7	$—

In 2020, goodwill and intangible asset impairment charges increased compared to the same period in the prior year due to the Company recognizing goodwill impairment charges related to the Crescendo and Clinic reporting units and charges related to the abandonment of an in-process research and development intangible asset in the current year. There were no impairments recognized in the prior fiscal years.

Other Income (Expense)

	Years Ended June 30,			Change
(In millions)	2020	2019	2018	2020	2019
Other income (expense)	$8.4	$(7.6)	$(1.8)	$16.0	$(5.8)

In 2020, the increase in other income (expense) compared to fiscal year 2019 is primarily driven by the receipt of stimulus funds from the CARES Act in the amount of $14.6 million, the gain recognized on the sale of the Clinic, income from a state grant, and a decrease in interest expense.

In 2019, the increase in other expense compared to the prior year was primarily driven by an increase in interest expense related to the debt incurred to fund the acquisition of Counsyl.  This was partially offset by increased interest income.

Income Tax Expense

	Years Ended June 30,			Change
(In millions)	2020	2019	2018	2020	2019
Income tax benefit	$(23.7)	$(4.4)	$(13.0)	$(19.3)	$8.6
Effective tax rate	10.6%	-14107.7%	-10.7%

Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3.5%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the year ended June 30, 2020 is $23.7 million for an effective tax benefit rate of 10.6%. The change in the effective rate as compared to the prior year is due to the prior year being near break-even, resulting in a very large effective rate. Differences related to the recognition of the tax effect of equity compensation expense from the disqualification of incentive stock options, asset impairment, uncertain tax benefits and changes in valuation allowance also impacted the current and prior year effective tax rates.

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

Liquidity and Capital Resources

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements, including repayment of the outstanding Amended Facility, for the foreseeable future. There are no scheduled principal payments of the Amended Facility prior to its maturity date; however, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.  Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

Additionally, the COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. This disruption can contribute to potential defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of lease and financing credit as well as other segments of the credit markets. We have utilized a range of financing methods to fund our operations and capital expenditures and expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

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

The following table represents the balances of cash, cash equivalents and marketable investment securities:

	Years Ended June 30,			Change
(In millions)	2020	2019	2018	2020	2019
Cash and cash equivalents	$163.7	$93.2	$110.9	$70.5	$(17.7)
Marketable investment securities	54.1	43.7	69.7	10.4	(26.0)
Long-term marketable investment securities	37.0	54.9	30.7	(17.9)	24.2
Cash, cash equivalents and marketable investment securities	$254.8	$191.8	$211.3	$63.0	$(19.5)

In 2020, the increase in cash, cash equivalents and marketable investment securities was primarily driven by $60.7 million in cash provided by operating activities and $21.3 million from the sale of a subsidiary.  These increases were partially offset by $8.6 million in payments towards our Amended Facility.

In 2019, the decrease in cash, cash equivalents and marketable investment securities was driven by $286.4 million in cash used in investing activities primarily related to $278.5 million of cash used in the acquisition of Counsyl. This decrease was partially offset by an increase in cash of $182.3 million related to financing activities primarily related to a $225.0 million net increase in proceeds from the Amended Facility and an increase in cash provided by operating activities of $83.7 million.

The following table represents the condensed cash flow statement:

	Years Ended June 30,			Change
(In millions)	2020	2019	2018	2020	2019
Cash flows from operating activities	$60.7	$83.7	$115.9	$(23.0)	$(32.2)
Cash flows from investing activities	19.3	(286.4)	(11.6)	305.7	(274.8)
Cash flows from financing activities	(10.0)	182.3	(95.0)	(192.3)	277.3
Effect of foreign exchange rates on cash and cash equivalents	0.5	2.7	(0.8)	(2.2)	3.5
Net increase (decrease) in cash and cash equivalents	70.5	(17.7)	8.5	88.2	(26.2)
Cash and cash equivalents at the beginning of the year	93.2	110.9	102.4	(17.7)	8.5
Cash and cash equivalents at the end of the year	$163.7	$93.2	$110.9	$70.5	$(17.7)

Cash Flows from Operating Activities

In 2020, the primary driver of the decrease in cash flows from operating activities was the $104.4 million decrease in net income (loss), excluding the impact of the impairment of goodwill and intangible assets, and a decrease in the non-cash adjustment related to deferred income taxes of $74.4 million compared to 2019. These changes were partially offset by a $152.2 million net change in assets and liabilities.

In 2019, the primary driver of the decrease in cash flows from operating activities was the $107.5 million decrease in net income excluding contingent consideration and a $45.6 million change in assets and liabilities.  These were partially offset by a $142.1 million increase related to non-cash charges.

Cash Flows from Investing Activities

In 2020, the increase in cash flows from investing activities was primarily driven by the $278.5 million of cash used for the purchase of Counsyl in the prior fiscal year as well as $21.3 million in proceeds from the sale of a subsidiary in the current fiscal year.

In 2019, the decrease in cash flows from investing activities was primarily driven by the $278.5 million of cash used for the purchase of Counsyl.

Cash Flows from Financing Activities

In 2020, the decrease in cash flows from financing activities was driven primarily by a prior year’s net proceeds from the Amended Facility of $225.0 million, offset by prior year’s $50 million reduction in cash used for share repurchases, compared to the current year repayment of the Amended Facility of $8.6 million.

In 2019, the increase in cash flows from financing activities was driven primarily by a $225.0 million increase in net proceeds from the Amended Facility and the prior year’s $42.4 million payment of contingent consideration related to the Assurex acquisition. These were partially offset by a $50 million reduction in cash used for share repurchase and $28.2 million decrease in proceeds from common stock issued under share-based compensation plans.

Contractual Obligations

The following table represents our contractual obligations as of June 30, 2020:

		Less Than	1-3	3-5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years
Purchase obligations	$4.2	$4.0	$0.2	$—	$—
Operating leases	78.0	15.9	28.4	24.1	9.6
Interest payments (a)	33.5	10.9	21.7	0.9	—
Long-term debt (b)	226.7	—	—	226.7	—
Total	$342.4	$30.8	$50.3	$251.7	$9.6

(a)

Interest payments due by period for the Company’s debt subject to variable interest rates are calculated based on the rates in place as of June 30, 2020. The interest rate as of June 30, 2020 was 4.5%.

(b)	Excludes the amount of debt issuance costs included in the long-term debt balance.

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

Significant judgments are required in determining the transaction price and satisfying performance obligations under the new revenue standard. The Company provides financial assistance programs to its patients and volume discounts to payors.  In determining the transaction price, Myriad includes an estimate of the expected amount of consideration as revenue. The Company applies this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled.  An estimate of transaction price does not include any estimated amount of variable consideration that are constrained. The Company applies the expected value method for sales where the Company has a large number of contracts with similar characteristics.

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

Goodwill.  We test goodwill for impairment on an annual basis and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired.  The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated on a qualitative basis before calculating the fair value of the reporting unit. If the qualitative assessment suggests that impairment is more likely than not, a quantitative impairment analysis is performed.  The quantitative analysis involves comparison of the fair value of a reporting unit with its carrying amount. The valuation of a reporting unit requires judgment in estimating future cash flows, discount rates, residual growth rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, market saturation and opportunity, changes in technology and operating cash flows.  Changes in our forecasts or decreases in the value of our common stock could cause book value of reporting units to exceed their fair values. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

As of June 30, 2020, we have recorded goodwill of $327.6 million on our Consolidated Balance Sheet. Of this goodwill, $270.7 million is related to our molecular diagnostic segment for Crescendo, Sividon, Assurex and Counsyl reporting units and $56.9 million for the Myriad RBM reporting unit related to our other segment (see Note 15 for segment descriptions). We qualitatively evaluated the Counsyl and Myriad RBM reporting units for impairment noting no indicators of impairment from the date of acquisition. For the remaining three reporting units, quantitative impairment analyses were completed to evaluate for impairment.

We measured the fair value of Assurex utilizing the market approach and also utilizing the discounted cash flow method under the income approach.  The income approach considered management’s business plans and projections as the basis for expected cash flows for the next fifteen years and a 2% long-term growth rate. We also used a weighted average discount rate of 20.5%. Another significant estimate used in the analysis is the profitability of the reporting unit. We noted the fair value of the Assurex reporting unit exceeded its carrying value by 55% using these assumptions described above as of June 30, 2020.

We measured the fair value of Crescendo utilizing the market approach and also utilizing the discounted cash flow method under the income approach.  The income approach considered management’s business plans and projections as the basis for expected cash flows for the next fifteen years and a 2% long-term growth rate. We also used a weighted average discount rate of 21.5%. Another significant estimate used in the analysis is the profitability of the reporting unit. We noted the fair value of the Crescendo reporting unit was less than its carrying value, resulting in a $80.7 million goodwill impairment loss being recognized during the third quarter of fiscal year 2020. We also performed a valuation using the same assumptions as of June 30, 2020 due to the decrease in Myriad’s market capitalization. We noted the fair value of the Crescendo reporting unit approximated its carrying value using these assumptions described above as of June 30, 2020. An increase to the discount rate could cause an additional impairment.

We measured the fair value of Sividon utilizing the market approach and also utilizing the discounted cash flow method under the income approach. This considered management’s plans and projections as the basis for expected cash flows for the next thirteen years using a 3% long-term growth rate.  We also used a discount rate of 21.0%. Another significant estimate used in the analysis is the profitability of the reporting unit. We noted the fair value of the Sividon reporting unit exceeded its carrying value by 43%.

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

Our investments consist of debt securities of various types and maturities of five years or less, with a maximum average maturity of three years. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income (loss). Realized gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishes a new cost basis for the security.

Although our investment policy guidelines are intended to ensure the preservation of principal, market conditions can result in high levels of uncertainty.  Our ability to trade or redeem the marketable investment securities in which we invest, including certain corporate bonds, may become difficult.  Valuation and pricing of these securities can also become variable and subject to uncertainty.

As of June 30, 2020, we had $1.3 million in unrealized gains in our investment portfolio.  For the year ended June 30, 2020 we have experienced fluctuations in our portfolio value primarily from our investments in corporate bonds. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would have resulted in an increase in the fair value of our net investment position of approximately $0.3 million as of June 30, 2020 and 2019, respectively. We do not utilize derivative financial instruments to manage our interest rate risks.

We also maintain a long-term debt balance that has exposure to market risk for changes in interest rates. Our long-term debt balance is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, including in periods of declining rates of interest. If interest rates rise, we would incur additional interest expense related to the long-term debt balance.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myriad Genetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 13, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended June 30, 2020 due to the adoption of ASU No. 2016-02, “Leases (Topic 842).”

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

Impairment evaluation of goodwill
Description of the Matter

At June 30, 2020, the Company’s goodwill balance was $327.6 million. As discussed in Note 5 of the financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment. Auditing management’s impairment tests was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill. Specifically, the fair value estimates for goodwill were sensitive to significant assumptions including the estimation of expected cash flows, discount rates, and residual growth rates. The fair value estimates of goodwill are affected by such factors as industry performance, market saturation and opportunity, changes in technology and operating cash flows. During the fiscal year ended June 30, 2020, the Company recorded goodwill impairments of approximately $82.0 million.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review processes. For example, we tested controls over the quantitative impairment analyses of goodwill, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology used, evaluating the prospective financial information utilized in the valuations, and involving our valuation specialists to assist in testing certain significant assumptions described above, such as discount rates and residual growth rates. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.

Measurement of molecular diagnostic testing revenue
Description of the Matter

During the year ended June 30, 2020, the Company’s molecular diagnostic testing revenue was $586.9 million. As discussed in Note 1 of the financial statements, molecular diagnostic testing revenue is recognized when the performance obligation is complete. Auditing the measurement of the Company’s molecular diagnostic testing revenue was complex and judgmental due to the significant estimation required in estimating the amount that will be collected for each test. In particular, the estimate of revenue is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collection from third-party payors.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process. As part of our testing, we considered controls over management’s review of the significant assumptions above and inputs used in calculating the estimated amount that would be collected for each test and tested management’s controls to compare actual payments received to previously forecasted activity. We also tested controls used by management to compare the current and historical data used in making the estimates for completeness and accuracy.

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

Salt Lake City, UT

August 13, 2020

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions)

	Years Ended June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$163.7	$93.2
Marketable investment securities	54.1	43.7
Prepaid expenses	13.8	16.6
Inventory	29.1	31.4
Trade accounts receivable	68.1	133.9
Prepaid taxes	—	25.1
Other receivables	2.9	4.7
Total current assets	331.7	348.6
Property, plant and equipment, net	37.0	57.3
Operating lease right-of-use assets	66.0	—
Long-term marketable investment securities	37.0	54.9
Intangibles, net	605.3	684.7
Goodwill	327.6	417.2
Total assets	$1,404.6	$1,562.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21.7	$33.3
Accrued liabilities	75.9	78.9
Current maturities of operating lease liabilities	13.5	—
Short-term contingent consideration	3.1	3.4
Deferred revenue	32.8	2.2
Total current liabilities	147.0	117.8
Unrecognized tax benefits	23.5	21.7
Noncurrent operating lease liabilities	56.9	—
Other long-term liabilities	4.3	7.8
Contingent consideration	3.7	10.4
Long-term debt	224.4	233.5
Long-term deferred taxes	26.6	82.6
Total liabilities	486.4	473.8
Commitments and contingencies
Stockholders’ equity:
Common stock, 74.7 and 73.5 shares outstanding at June 30, 2020 and 2019 respectively	0.7	0.7
Additional paid-in capital	1,096.6	1,068.0
Accumulated other comprehensive loss	(5.2)	(5.4)
Retained earnings (accumulated deficit)	(173.9)	25.6
Total Myriad Genetics, Inc. stockholders' equity	918.2	1,088.9
Non-controlling interest	—	—
Total stockholders' equity	918.2	1,088.9
Total liabilities and stockholders’ equity	$1,404.6	$1,562.7

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per share amounts)

	Years Ended June 30,
	2020	2019	2018
Molecular diagnostic testing	$586.9	$789.4	$690.4
Pharmaceutical and clinical services	51.7	61.7	53.3
Total revenue	638.6	851.1	743.7
Costs and expenses:
Cost of molecular diagnostic testing	157.5	168.2	148.7
Cost of pharmaceutical and clinical services	28.6	32.8	28.5
Research and development expense	77.2	85.9	70.8
Change in the fair value of contingent consideration	(2.8)	1.1	(61.2)
Selling, general, and administrative expense	510.1	555.5	435.0
Goodwill and intangible asset impairment charges	99.7	—	—
Total costs and expenses	870.3	843.5	621.8
Operating income (loss)	(231.7)	7.6	121.9
Other income (expense):
Interest income	3.0	3.2	1.8
Interest expense	(10.8)	(12.0)	(3.2)
Other	16.2	1.2	(0.4)
Total other income (expense):	8.4	(7.6)	(1.8)
Income (loss) before income tax	(223.3)	—	120.1
Income tax benefit	(23.7)	(4.4)	(13.0)
Net income (loss)	(199.6)	4.4	133.1
Net loss attributable to non-controlling interest	(0.1)	(0.2)	(0.2)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(199.5)	$4.6	$133.3
Earnings (loss) per share:
Basic	$(2.69)	$0.06	$1.92
Diluted	$(2.69)	$0.06	$1.85
Weighted average shares outstanding:
Basic	74.3	73.5	69.4
Diluted	74.3	76.0	72.0

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Years Ended June 30,
	2020	2019	2018
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(199.5)	$4.6	$133.3
Unrealized gain (loss) on available-for-sale securities, net of tax	0.7	1.2	(0.4)
Change in pension liability	—	0.6	0.3
Change in foreign currency translation adjustment	(0.6)	(3.1)	1.6
Comprehensive income (loss)	$(199.4)	$3.3	$134.8

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions)

			Accumulated	Retained	Myriad
		Additional	other	earnings	Genetics, Inc.
	Common	paid-in	comprehensive	(accumulated	Stockholders’
	stock	capital	loss	deficit)	equity
BALANCES AT JUNE 30, 2017	$0.7	$851.4	$(5.5)	$(79.2)	$767.4
Issuance of common stock under share-based compensation plans	—	36.9	—	—	36.9
Share-based payment expense	—	27.1	—	—	27.1
Net income	—	—	—	133.3	133.3
Other comprehensive income, net of tax	—	—	1.4	—	1.4
BALANCES AT JUNE 30, 2018	$0.7	$915.4	$(4.1)	$54.1	$966.1
Issuance of common stock under share-based compensation plans	—	136.0	—	—	136.0
Share-based payment expense	—	33.5	—	—	33.5
Repurchase and retirement of common stock	—	(16.9)	—	(33.1)	(50.0)
Net income	—	—	—	4.6	4.6
Other comprehensive loss, net of tax	—	—	(1.3)	—	(1.3)
BALANCES AT JUNE 30, 2019	$0.7	$1,068.0	$(5.4)	$25.6	$1,088.9
Issuance of common stock under share-based compensation plans	—	3.4	—	—	3.4
Share-based payment expense	—	25.2	—	—	25.2
Net loss	—	—	—	(199.5)	(199.5)
Reclassification out of accumulated other comprehensive loss upon the deconsolidation of a subsidiary	—	—	0.1	—	0.1
Other comprehensive income, net of tax	—	—	0.1	—	0.1
BALANCES AT JUNE 30, 2020	$0.7	$1,096.6	$(5.2)	$(173.9)	$918.2

See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Years Ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(199.5)	$4.6	$133.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72.0	73.0	54.4
Non-cash interest expense	0.5	0.4	0.2
Gain on deconsolidation of subsidiary	(1.0)	—	—
Gain on disposition of assets	—	(0.9)	(0.2)
Share-based compensation expense	25.2	33.5	27.1
Deferred income taxes	(55.8)	18.6	(23.5)
Unrecognized tax benefits	1.7	(5.5)	(0.3)
Impairment of goodwill and intangible assets	99.7	—	—
Change in fair value of contingent consideration	2.8	(1.4)	(60.9)
Payment of contingent consideration	—	(1.5)	(22.7)
Changes in assets and liabilities:
Prepaid expenses	2.2	(3.2)	3.3
Trade accounts receivable	64.0	(18.2)	(9.1)
Other receivables	0.6	(0.7)	1.1
Inventory	1.6	8.0	7.9
Prepaid taxes	25.1	(25.1)	—
Accounts payable	(10.7)	1.1	4.0
Accrued liabilities	1.6	1.5	1.4
Deferred revenue	30.7	(0.5)	(0.1)
Net cash provided by operating activities	60.7	83.7	115.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10.2)	(8.6)	(8.4)
Acquisitions, net of cash acquired	—	(278.5)	—
Proceeds from sale of subsidiary	21.3	—	—
Purchases of marketable investment securities	(60.8)	(78.5)	(80.9)
Proceeds from maturities and sales of marketable investment securities	69.0	79.2	77.7
Net cash provided by (used in) investing activities	19.3	(286.4)	(11.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under share-based compensation plans	3.5	8.7	36.9
Proceeds from revolving credit facility	—	340.0	53.0
Repayment of revolving credit facility	(8.6)	(115.0)	(143.0)
Payment of contingent consideration recognized at acquisition	(3.9)	—	(42.4)
Fees associated with refinancing of revolving credit facility	(1.0)	(1.4)	—
Repurchase and retirement of common stock	—	(50.0)	—
Proceeds from non-controlling interest	—	—	0.5
Net cash provided by (used in) financing activities	(10.0)	182.3	(95.0)
Effect of foreign exchange rates on cash and cash equivalents	0.5	2.7	(0.8)
Net increase (decrease) in cash and cash equivalents	70.5	(17.7)	8.5
Cash and cash equivalents at beginning of year	93.2	110.9	102.4
Cash and cash equivalents at end of year	$163.7	$93.2	$110.9

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The full impact of the COVID-19 outbreak continues to evolve and its future impacts remain highly uncertain and unpredictable. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for future periods.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s account receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented approximately 15%, 14% and 17% of total revenue for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. No customer accounted for more than 10% of accounts receivable at June 30, 2020 and 2019 respectively.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income” when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the fiscal years ended June 30, 2020, 2019 and 2018.

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

Property, Plant and Equipment

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to seven years. Repairs and maintenance costs are charged to expense as incurred.

Intangible Assets and Other Long-Lived Assets

Intangible and other long-lived assets are comprised of acquired licenses, technology and intellectual property and purchased in-process research and development. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life. The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets. The classification of the Company’s acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned.

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

Goodwill

Goodwill is tested for impairment by reporting unit on an annual basis as of April 1 and in the interim if events and circumstances indicate that goodwill may be impaired.  The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition.  Impairment of goodwill is first assessed using a qualitative approach.  If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed.  The quantitative analysis involves a comparison of the fair value of the reporting unit with its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

Revenue Recognition

In May 2014, The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard as of July 1, 2018, utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented.

The Company performs its obligation under a contract with a customer by processing diagnostic tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets.  Occasionally customers make payments prior to the Company's performance of its contractual obligations.  When this occurs, the Company records a contract liability as deferred revenue. During 2020, the Company received approximately $29.7 in advance Medicare payments as part of the CARES Act, which was enacted on March 27, 2020 to provide relief from the economic impacts of COVID-19. The advance Medicare payments are included in prepayments of deferred revenue. A reconciliation of the beginning and ending balances of deferred revenue is shown in the table below:

	Years Ended June 30,
	2020	2019
Deferred revenue - beginning balance	$2.2	$2.6
Revenue recognized	(7.2)	(7.9)
Prepayments	37.8	7.5
Deferred revenue - ending balance	$32.8	$2.2

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

In accordance with ASU 2014-09, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, periodically the Company enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical and clinical services that may have terms longer than one year and include multiple performance obligations. As of June 30, 2020, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $2.7.

The Company provides financial assistance programs to its patients and volume discounts to payors.  In determining the transaction price, Myriad includes an estimate of the expected amount of consideration as revenue. The Company applies this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled. The estimate of revenue is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collection from third-party payors. An estimate of transaction price does not include any estimated amount of variable consideration that are constrained. The Company applies the expected value method for sales where the Company has a large number of contracts with similar characteristics.

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

During the three and twelve months ended June 30, 2020, the Company recognized a $0.4 decrease and $9.9 decrease in revenue, respectively, which resulted in no impact to earnings (loss) per share for the three months ended June 30, 2020 and a $(0.10) impact to earnings (loss) per share for the twelve months ended June 30, 2020, for tests in which the performance obligation of delivering the tests results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third-party payors. During the fourth quarter of fiscal year 2020, the Company identified an error related to prior periods for Medicare claims and has reduced revenue and recorded an accrued liability for a total of $4.7 million that will be refunded to Medicare. The impact of correcting the error in the current period and the impact to all prior periods was concluded to be immaterial. The correction of the error in the current period resulted in an impact to earnings (loss) per share for the three and twelve months ended June 30, 2020 of $(0.05), respectively.

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

The following table represents the Company’s revenue by type for the years ended June 30, 2020, 2019, and 2018:

	Years Ended June 30,
(In millions)	2020	2019	2018
Molecular diagnostic revenues:
Hereditary Cancer Testing	$347.4	$479.7	$471.4
GeneSight	74.1	112.6	124.9
Prenatal	76.7	104.9	—
Vectra	39.1	48.3	55.2
Prolaris	24.7	25.5	21.5
EndoPredict	10.5	10.4	8.8
Other	14.4	8.0	8.6
Total molecular diagnostic revenue	586.9	789.4	690.4
Pharmaceutical and clinical service revenue	51.7	61.7	53.3
Total revenue	$638.6	$851.1	$743.7

Share-based payment expense

We recognize the fair value compensation cost relating to share-based payment transactions in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of restricted stock units is based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur. The fair value of shares issued under the Employee Stock Purchase Plan is calculated using the Black-Scholes option-pricing model, based on assumptions including the risk-free interest rate, expected life, expected dividend yield and expected volatility. The average risk-free interest rate is determined using the U.S. Treasury rate. We determine the expected life based on offering period of the Employee Stock Purchase Plan. The expected volatility is determined using the weighted average of daily historical volatility of our stock price.

Other Income

The Company recognizes stimulus or grant payments that it receives that do not need to be paid back as other income. During the year ended June 30, 2020, the Company received approximately $14.6 from the Provider Relief Fund under the CARES Act to reimburse the Company for health care related expenses or lost revenues that are attributable to COVID-19, which is recognized as a component of other income in the consolidated statements of operations.

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Years Ended June 30,
	2020	2019	2018
Denominator:
Weighted-average shares outstanding used to compute basic EPS	74.3	73.5	69.4
Effect of dilutive stock options	—	2.5	2.6
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	74.3	76.0	72.0

Certain outstanding options and RSUs were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Years Ended June 30,
	2020	2019	2018
Anti-dilutive options and RSUs excluded from EPS computation	5.5	0.8	—

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency. For those subsidiaries, expenses denominated in the functional currency are translated into U.S. dollars using average exchange rates in effect during the period and assets and liabilities are translated using period-end exchange rates. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity.

The following table shows the cumulative translation adjustments included in accumulated other comprehensive loss:

Ending balance June 30, 2019	$(7.2)
Period translation adjustments	(0.6)
Reclassification upon deconsolidation of subsidiary	1.3
Ending balance June 30, 2020	$(6.5)

Transaction gains and losses are included in the determination of net income (loss) in the consolidated statements of operations.

Recent Accounting Pronouncements

Standards Effective in Future Years and Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) which introduces new guidance for the accounting for credit losses on certain instruments within its scope. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company will adopt ASU 2016-13 on July 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements or financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. This guidance is effective for public entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company will adopt ASU 2018-15 on July 1, 2020 on a prospective basis and expects the adoption will result in amounts related to implementation costs that were previously expensed to be capitalized on the balance sheet.

Recently Adopted Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and changing certain lessor accounting requirements. ASU 2016-02 also requires entities to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. On July 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective approach by initially applying ASU 2016-02 at the adoption date, rather than at the beginning of the earliest comparative period presented. Results for the fiscal year ended June 30, 2020 are presented under ASU 2016-02. Prior period amounts were not adjusted and continue to be reported under previous lease accounting guidance.

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

2.	MARKETABLE INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value debt securities classified as available-for-sale securities by major security type and class of security at June 30, 2020 and 2019 were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2020:
Cash and cash equivalents:
Cash	$132.8	$—	$—	$132.8
Cash equivalents	30.9	—	—	30.9
Total cash and cash equivalents	163.7	—	—	163.7
Available-for-sale:
Corporate bonds and notes	50.1	0.8	—	50.9
Municipal bonds	17.8	0.2	—	18.0
Federal agency issues	5.5	0.1	—	5.6
US government securities	16.4	0.2	—	16.6
Total	$253.5	$1.3	$—	$254.8

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
At June 30, 2019:
Cash and cash equivalents:
Cash	$68.7	$—	$—	$68.7
Cash equivalents	24.5	—	—	24.5
Total cash and cash equivalents	93.2	—	—	93.2
Available-for-sale:
Corporate bonds and notes	64.0	0.6	—	64.6
Municipal bonds	15.3	—	—	15.3
Federal agency issues	9.0	—	—	9.0
US government securities	9.7	—	—	9.7
Total	$191.2	$0.6	$—	$191.8

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at June 30, 2020:

	Amortized	Estimated
	cost	fair value
Cash	132.8	132.8
Cash equivalents	30.9	30.9
Available-for-sale:
Due within one year	53.7	54.1
Due after one year through five years	36.1	37.0
Due after five years	—	—
Total	$253.5	$254.8

There were no debt securities classified as available-for-sale in a gross unrealized loss position as of June 30, 2020 or 2019.

           Additional information relating to fair value of marketable investment securities can be found in Note 3.

3.       FAIR VALUE MEASUREMENTS

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

Level 3—unobservable inputs.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.  For Level 3 contingent consideration, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability.  This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earn out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business.  The contingent consideration liabilities are classified as a component of long-term and short-term contingent consideration in the Company’s consolidated balance sheets.  Changes to the contingent consideration liabilities are reflected in change in the fair value of contingent consideration in our consolidated statements of operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.

The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $225.5 at June 30, 2020 and $192.7 at June 30, 2019.

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

During the quarter ended March 31, 2020, there was a triggering event that required the Company to perform an impairment analysis for the Crescendo Bioscience reporting unit.  As a result, the Company recognized a $80.7 impairment charge for goodwill.  We consider the fair value used to determine the impairment charge to be a Level 3 measurement. See additional discussion relating to the Company’s goodwill impairment in Note 5.

The following tables set forth the fair value of the Company’s financial assets and liabilities that are re-measured on a regular basis:

	Level 1	Level 2	Level 3	Total
June 30, 2020
Money market funds (a)	$30.9	$—	$—	$30.9
Corporate bonds and notes	—	50.9	—	50.9
Municipal bonds	—	18.0	—	18.0
Federal agency issues	—	5.6	—	5.6
US government securities	—	16.6	—	16.6
Contingent consideration	—	—	(6.8)	(6.8)
Total	$30.9	$91.1	$(6.8)	$115.2

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest.

	Level 1	Level 2	Level 3	Total
June 30, 2019
Money market funds (a)	$17.2	$—	$—	$17.2
Corporate bonds and notes	2.5	64.4	—	66.9
Municipal bonds	—	15.4	—	15.4
Federal agency issues	—	9.0	—	9.0
US government securities	—	9.8	—	9.8
Contingent consideration	—	—	(13.8)	(13.8)
Total	$19.7	$98.6	$(13.8)	$104.5

(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying Amount
Balance June 30, 2019	$13.8
Payment of contingent consideration	(3.9)
Change in fair value recognized in the statement of operations	(2.8)
Translation adjustments recognized in other comprehensive income	(0.3)
Balance June 30, 2020	$6.8

4.	PROPERTY, PLANT AND EQUIPMENT, NET

	Years Ended June 30,
	2020	2019
Land	$—	$2.3
Buildings and improvements	—	18.8
Leasehold improvements	31.8	31.0
Equipment	112.1	117.1
	143.9	169.2
Less accumulated depreciation	(106.9)	(111.9)
Property, plant and equipment, net	$37.0	$57.3

During the third quarter of fiscal year 2020, the Company sold the Clinic resulting in the deconsolidation of $19.5 of the balance of property, plant and equipment. See Note 16 for additional information regarding the sale of the Clinic.

	Years Ended June 30,
	2020	2019	2018
Depreciation expense	$11.0	$13.7	$17.1

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended June 30, 2020 and 2019 are as follows:

	Diagnostic		Other		Total
	Years Ended June 30,		Years Ended June 30,		Years Ended June 30,
	2020	2019	2020	2019	2020	2019
Beginning balance	$351.6	$252.8	$65.6	$65.8	$417.2	$318.6
Acquisitions (see note 19)	—	94.9	—	—	—	94.9
Adjustments to acquisitions (see note 19)	—	4.4	—	—	—	4.4
Goodwill deconsolidated on sale of Clinic	—	—	(7.3)	—	(7.3)	—
Goodwill impairment charge	(80.7)	—	(1.3)	—	(82.0)	—
Translation adjustments	(0.2)	(0.5)	(0.1)	(0.2)	(0.3)	(0.7)
Ending balance	$270.7	$351.6	$56.9	$65.6	$327.6	$417.2

As a result of the effect of COVID-19 on expected future cash flows and a corresponding decline in market capitalization and enterprise value, the Company performed an interim quantitative impairment review of goodwill for the Assurex, Crescendo Bioscience and Myriad International reporting units as of March 31, 2020. The Company estimated the fair values of each reporting unit using both the market approach, applying a multiple of earnings based on observable multiples for guideline publicly traded companies, and the income approach, discounting future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company recognized a goodwill impairment charge of $80.7 related to the goodwill from the Crescendo reporting unit in the third quarter of fiscal year 2020. The Crescendo reporting unit is part of the Company’s diagnostic segment. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The goodwill impairment charge is reflected in goodwill and intangible asset impairment charges in the Consolidated Statements of Operations.

As a result of further decline in market capitalization and enterprise value during the fourth quarter, the Company also performed an interim quantitative impairment review of goodwill for the Assurex, Crescendo Bioscience and Myriad International reporting units as of June 30, 2020. The Company estimated the fair values of each reporting unit using both the market approach, applying a multiple of earnings based on observable multiples for guideline publicly traded companies, and the income approach, discounting future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. The goodwill balance at each reporting unit was determined not to be impaired as of June 30, 2020.

The Company recognized a $1.3 impairment charge for goodwill allocated to the Clinic asset group during the second quarter of fiscal year 2020 that is included in goodwill and intangible asset impairment charges in the Consolidated Statements of Operations. The Clinic asset group was part of the Company’s other segment. See Note 16 for further discussions regarding the deconsolidation of goodwill upon the closing of the sale of the Clinic.

The Company did not record an impairment of goodwill for the periods ended June 30, 2019 or 2018.

Intangible Assets

Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, developed technology, a laboratory database, trademarks, and customer relationships as well as non-amortizable intangible assets of in-process technologies, research and development.  The Company’s developed technology and database acquired have estimated remaining useful lives between 3 and 16 years, trademarks acquired have an estimated remaining useful life of approximately 8 years and customer relationships have an estimated remaining useful life of approximately 1 year.  The estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets.  The classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate as the related research and development was not yet complete nor had it been abandoned. During the third quarter of fiscal year 2020, the Company decided to abandon the development of one of its in-process research and development intangible assets, and as a result the Company recognized a charge of $17.7, which is reflected in goodwill and intangible asset impairment charges in the Consolidated Statements of Operations. The in-process research and development intangible asset was reported as part of the Company’s diagnostic segment. The Company concluded there was no impairment of long-lived assets for the years ended June 30, 2020, 2019 and 2018.

The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
At June 30, 2020:	Amount	Amortization	Net
Purchased licenses and technologies	$815.6	$(217.1)	$598.5
Customer relationships	4.6	(4.2)	0.4
Trademarks	3.0	(1.4)	1.6
Total amortizable intangible assets	823.2	(222.7)	600.5
In-process research and development	4.8	—	4.8
Total unamortized intangible assets	4.8	—	4.8
Total intangible assets	$828.0	$(222.7)	$605.3

	Gross
	Carrying	Accumulated
At June 30, 2019:	Amount	Amortization	Net
Purchased licenses and technologies	$815.7	$(156.6)	$659.1
Customer relationships	4.6	(3.8)	0.8
Trademarks	3.0	(1.2)	1.8
Total amortizable intangible assets	823.3	(161.6)	661.7
In-process research and development	23.0	—	23.0
Total unamortized intangible assets	23.0	—	23.0
Total intangible assets	$846.3	$(161.6)	$684.7

As of June 30, 2020 the weighted average remaining amortization period for purchased licenses and technologies, trademarks, and customer relationships is approximately 11 years.

The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended June 30,
	2020	2019	2018
Amortization of intangible assets	$61.0	$59.3	$37.3

Amortization expense of intangible assets is estimated to be $51.9 in 2021, $45.0 in 2022, $43.6 in 2023, $43.4 in 2024 and $43.4 in 2025 and $373.2 thereafter.

6.	ACCRUED LIABILITIES

	Years Ended June 30,
	2020	2019
Employee compensation and benefits	$47.4	$48.8
Accrued taxes payable	6.1	3.0
Qui tam settlement	—	9.1
Other	22.4	18.0
Total accrued liabilities	$75.9	$78.9

7.	LONG-TERM DEBT

On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) as borrower, with the lenders from time to time party thereto. On July 31, 2018, the Company entered into Amendment No. 1 to the Facility (the “Amended Facility”), which effected an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 and the maximum aggregate principal commitment was increased from $300.0 to $350.0.  On May 1, 2020, the Company entered into Amendment No. 2 to the Amended Facility, which waived the Company’s compliance with certain covenants and modified the interest rate and other terms during the Amendment Period from March 31, 2020 through June 30, 2021 (“Amendment Period”). Both amendments were accounted for as modifications pursuant to guidance in ASC 470-50.

Pursuant to the Amended Facility, the Company borrowed revolving loans in an aggregate principal amount of $300.0 with $1.8 in upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Amended Facility. The Company incurred an additional $1.0 in upfront fees as a result of Amendment No. 2, which was also recorded as a debt discount that will be amortized over the term of the Amended Facility. The current balance of the net long-term debt is $224.4. There are no scheduled principal payments of the Amended Facility prior to its maturity date.

The proceeds of the Amended Facility were used to: (i) refinance in full the obligations under the Facility, (ii) finance the acquisition of Counsyl (See Note 19), (iii) pay fees, commissions, transactions costs and expenses incurred in connection with the foregoing, and (iv) for working capital and other general corporate purposes.

The Amended Facility contains customary loan terms, interest rates, representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Amended Facility also contains certain customary events of default. Amendment No. 2 modified the Amended Facility to increase the interest rate to be fixed at a spread of LIBOR plus 350 basis points on drawn balances and the undrawn fee was increased to 50 basis points during the Amendment Period, at which point they return to the existing pricing of 200 basis points on drawn balances and an undrawn fee ranging from 25 to 45 basis points based on the Company’s leverage ratio. The LIBOR floor was also increased to 1.0% during the Amendment Period. The interest rate as of June 30, 2020 was 4.5%.

Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens or complete mergers or consolidations, and/or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. Amendment No. 2 modified the Amended Facility’s compliance with the leverage ratio covenant and the interest coverage ratio covenant, which were waived through March 31, 2021. A minimum liquidity covenant was added for the period beginning May 2020 until March 2021, and a minimum EBITDA covenant was added for the second and third quarter of fiscal year 2021. Amendment No. 2 also revises certain negative covenants of the Amended Facility during the Amendment Period. The Company was in compliance with all financial covenants at June 30, 2020.

During the years ended June 30, 2020, 2019 and 2018 the Company made $8.6, $115.0 and $143.0 in principal repayments, respectively.

The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. Amounts outstanding under the Amended Facility were as follows:

	Years Ended June 30,
	2020	2019
Long-term debt	$226.7	$235.0
Long-term debt discount	(2.3)	(1.5)
Net long-term debt	$224.4	$233.5

8.	OTHER LONG-TERM LIABILITIES

	Years Ended June 30,
	2020	2019
Pension obligation	$—	$6.8
Other	4.3	1.0
Total other long-term liabilities	$4.3	$7.8

The Company’s balance of other long-term liabilities for the year ended June 30, 2020 consists of Company’s portion of social security taxes that have been deferred under the CARES Act that do not have to be deposited until December 2021 and December 2022. The Company previously held two non-contributory defined benefit pension plans for its current and former Clinic employees. The Company has closed participation in the plans to exclude those employees hired after 2002. As of June 30, 2019 the fair value of the plan assets were approximately $0.1 resulting in a net pension liability of $6.8. The Company sold the Clinic in February 2020 and as a result the net pension liability was removed upon deconsolidation. See Note 16 for further discussion regarding the sale of the Clinic.
9.	PREFERRED AND COMMON STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at June 30, 2020, 2019 and 2018.

The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 74.7, 73.5, and 70.6 shares issued and outstanding at June 30, 2020, 2019 and 2018 respectively.

Common shares issued and outstanding

	Years Ended June 30,
	2020	2019	2018
Common stock issued and outstanding at July 1	73.5	70.6	68.4
Common stock issued upon exercise of options and employee stock plans	1.2	4.5	2.2
Repurchase and retirement of common stock	—	(1.6)	—
Common stock issued and outstanding at June 30	74.7	73.5	70.6

Stock Repurchase Program

In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 of the Company’s outstanding common stock. The Company plans to repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of June 30, 2020, the Company has $110.7 remaining on its current share repurchase authorization. During the year ended June 30, 2019 the Company used $50.0 to repurchase shares of the Company’s stock as part of an accelerated share repurchase.

The Company uses the par value method of accounting for its stock repurchases.  As a result of the stock repurchases, the Company reduced common stock and additional paid-in capital and recorded charges to retained earnings/accumulated deficit.  The shares retired, aggregate common stock and additional paid-in capital reductions, and related charges to retained earnings/accumulated deficit for the repurchases for periods ended June 30, 2020, 2019 and 2018 were as follows:

	Year ended June 30,
	2020	2019	2018
Shares purchased and retired	—	1.6	—
Common stock and additional paid-in-capital reductions	$—	$16.9	$—
Charges to retained earnings	$—	$33.1	$—

10.	SHARE-BASED COMPENSATION

On November 30, 2017, the Company’s shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors.  The 2017 Plan allows for issuance of up to 2.2 shares of common stock.  In addition, as of June 30, 2020, the Company may grant additional shares of common stock under the 2017 Plan with up to 0.1 options outstanding under its 2003 Plan and 4.5 options and restricted stock units outstanding under its 2010 Plan, that expire or are cancelled without delivery of shares of common stock.

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

Stock Options

A summary of option activity is as follows for the fiscal year ended June 30, 2020:

		Weighted
	Number	average
	of	exercise
	shares	price
Options outstanding at beginning of year	5.5	$24.45
Options granted	—	$—
Less:
Options exercised	(0.4)	$22.56
Options canceled or expired	(0.3)	$26.69
Options outstanding at end of year	4.8	$24.47
Options exercisable at end of year	4.8	$24.47
Options vested and expected to vest	4.8	$24.47

There were no options granted during the years ended June 30, 2020, 2019 and 2018.

The following table summarizes information about stock options outstanding at June 30, 2020:

	Options outstanding and exercisable
	Number	Weighted
	outstanding	average	Weighted
Range of	at	remaining	average
exercise	June 30,	contractual	exercise
prices	2020	life (years)	price
14.88 - 21.29	1.3	1.04	$19.09
21.66 - 25.39	0.5	1.33	24.04
26.49 - 26.49	1.5	1.22	26.49
27.07 - 36.55	1.5	2.20	27.18
	4.8	1.49	$24.47

As of June 30, 2020 there was no unrecognized share-based compensation expense related to stock options.

Restricted Stock Units

A summary of RSU activity is as follows:

	2020
		Weighted
	Number	average
	of	grant date
	shares	fair value
RSUs outstanding at the beginning of year	2.4	$37.70
RSUs granted	1.3	27.96
Less:
RSUs released	(0.9)	35.63
RSUs canceled	(0.5)	37.80
RSUs outstanding at end of year	2.3	$32.50

The weighted average grant-date fair value of restricted stock units grants during the years ended June 30, 2020, 2019 and 2018 was $27.96, $46.62 and $32.67, respectively.

The fair value of restricted stock units that vested during the years ended June 30, 2020, 2019 and 2018 was $32.4, $27.6 and $20.4, respectively.

As of June 30, 2020, there was $38.2 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.1 years. We expect all unvested awards to vest and recognize forfeitures as they occur.

Share-based compensation expense recognized and included in the Consolidated Statements of Operations for the fiscal years ended June 30, 2020, 2019 and 2018 were as follows:

	Years Ended June 30,
	2020	2019	2018
Cost of molecular diagnostic testing	$1.2	$0.8	$0.7
Cost of pharmaceutical and clinical services	0.3	0.2	0.2
Research and development expense	5.0	5.4	4.3
Selling, general, and administrative expense	18.7	27.1	21.9
Total share-based compensation expense	$25.2	$33.5	$27.1

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

As of
June 30, 2020
Unrecognized share-based compensation cost	$38.2
Aggregate intrinsic value of options outstanding	$—
Aggregate intrinsic value of options fully vested	$—
Aggregate intrinsic value of RSUs outstanding	$25.9

The total intrinsic value of options exercised during 2020, 2019 and 2018 was as follows:

	Years Ended June 30,
	2020	2019	2018
Total intrinsic value of options exercised	$8.8	$0.4	$17.0

Employee Stock Purchase Plan

On December 5, 2012, following shareholder approval, the Company adopted the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. At June 30, 2020, a total of 1.7 shares of common stock had been purchased under the 2012 Plan. Shares purchased under and compensation expense associated with the 2012 Plan for the years reported are as follows:

	Years Ended June 30,
	2020	2019	2018
Shares purchased under the plans	0.3	0.2	0.1
Plan compensation expense	$1.7	$1.0	$0.1

From June 1, 2017 through May 31, 2018 there was an amendment to the 2012 Purchase Plan implemented such that the plan was non-compensatory.  As of June 30, 2020, there is $0.7 unrecognized share-based compensation expense related to the 2012 Purchase Plan.

The fair value of shares issued under the Plan that was in effect for each period reported was calculated using the Black‑Scholes option-pricing model using the following weighted-average assumptions:

	2020	2019	2018
Risk-free interest rate	1.8%	2.1%	2.1%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	99%	55%	45%

11.	INCOME TAXES

Income tax benefit consists of the following:

	Year ended June 30,
	2020	2019	2018
Current:
Federal	$26.6	$(24.2)	$7.7
State	4.9	(0.1)	2.2
Foreign	0.5	0.2	—
Total current	32.0	(24.1)	9.9
Deferred:
Federal	(51.5)	17.8	(22.7)
State	(4.1)	1.7	0.7
Foreign	(3.6)	0.4	(1.4)
Change in valuation allowance	3.5	(0.2)	0.5
Total deferred	(55.7)	19.7	(22.9)
Total income tax benefit	$(23.7)	$(4.4)	$(13.0)

Income (loss) before income taxes consists of the following:

	Year ended June 30,
	2020	2019	2018
United States	$(240.9)	$(0.6)	$122.3
Foreign	17.6	0.6	(2.2)
Total	$(223.3)	$—	$120.1

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2020		2019		2018
Federal income tax expense at the statutory rate	(46.9)	21.0%	—	21.0%	33.7	28.1%
State income taxes, net of federal benefit	(0.2)	0.1%	2.0	6422.1%	2.9	2.4%
Research and development credits, net of the federal tax on state credits	(2.8)	1.3%	(3.7)	-11880.9%	(2.1)	-1.7%
Uncertain tax positions, net of federal benefit	1.9	-0.9%	2.9	9312.1%	2.5	2.1%
Uncertain tax benefits statute expired, net of federal benefit	(0.4)	0.2%	(7.1)	-22798.5%	—	0.0%
Incentive stock option and employee stock purchase plan expense	(0.2)	0.1%	(3.1)	-9954.3%	(1.7)	-1.4%
Foreign rate differential	0.7	-0.3%	0.8	2568.8%	(0.8)	-0.7%
Change in valuation allowance	3.5	-1.7%	(0.2)	-642.2%	0.6	0.5%
Tax Cut and Jobs Act impact	—	0.0%	—	0.0%	(32.0)	-26.6%
Fair value adjustments related to acquisition contingent consideration	—	0.0%	0.8	2568.8%	(17.0)	-14.2%
Non-deductible contingent purchase price and transaction costs	(0.3)	0.1%	—	0.0%	—	0.0%
Non-deductible meals and entertainment	1.8	-0.8%	1.3	4174.4%	0.4	0.3%
Non-deductible officer compensation	1.6	-0.7%	0.6	1926.6%	—	0.0%
Asset impairment	12.6	-5.6%	—	0.0%	—	0.0%
Expired tax attributes	4.2	-1.9%	—	0.0%	—	0.0%
Non-deductible legal settlement	—	0.0%	1.9	6101.0%	—	0.0%
Foreign disregarded election	—	0.0%	6.4	20550.8%	—	0.0%
Changes in revenue recognition/method	—	0.0%	(7.3)	-23440.8%	—	0.0%
Other, net	0.8	-0.3%	0.3	963.4%	0.5	0.5%
	(23.7)	10.6%	(4.4)	-14107.7%	(13.0)	-10.7%

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following:

	Year ended June 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$73.1	$85.7
Property, plant and equipment	37.2	—
Accrued vacation	1.5	1.2
AR allowance	1.2	3.3
Stock compensation expense	13.8	16.0
Research and development credits	27.6	25.4
Lease right-of-use asset	16.3	—
Uncertain state tax positions	1.6	1.3
Other, net	9.6	9.0
Total gross deferred tax assets	181.9	141.9
Less valuation allowance	(42.4)	(38.9)
Total deferred tax assets	139.5	103.0
Deferred tax liabilities:
Intangible assets	150.3	175.4
Lease liability	15.8	—
Property, plant and equipment	—	2.5
Deferred revenue	—	7.7
Total deferred tax liabilities	166.1	185.6
Net deferred tax liability	$(26.6)	$(82.6)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to COVID-19 pandemic. The CARES Act made various tax law changes, including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. The CARES Act did not have a material impact on the results reported for the year ended June 30, 2020. However, the Company is continuing to evaluate the CARES Act’s various tax law changes and the impact they may have on the Company’s results of operations and income tax provision.

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

The Company has determined that the provisions of the Tax Act affecting foreign earnings had no effect on the Company’s fiscal year ended June 30, 2018, as the provisions did not apply, and no material effect on the Company’s fiscal year ending June 30, 2019 due to tax elections made by the Company to treat its foreign subsidiaries as disregarded entities.  All other foreign provisions were also deemed immaterial or not applicable to the fiscal years ended June 30, 2018, June 30, 2019 and June 30, 2020.

As a result of the economic impact of COVID-19, the Company has incurred a cumulative three-year loss. Pursuant to ASU guidance, the negative evidence of a cumulative loss may be difficult to overcome. However, the Company will have significant future taxable income resulting from the reversal of taxable temporary differences. Primarily due to the availability of such expected future taxable income, the Company concluded that it is more likely than not that the benefits of the majority of its deferred income tax assets will be realized. However, for certain deferred tax assets, a valuation allowance has been established. For the years ended June 30, 2020 and 2019, the Company’s valuation allowance increased by $3.5 and $1.1, respectively. The Company will continue to evaluate the impact that the COVID-19 pandemic may have on its results of operations and its ability to realize its deferred tax assets.

The Company acquired Counsyl, Inc. on July 31, 2018 (see Note 19).  As part of the purchase accounting for the acquisition, a net deferred tax liability of approximately $67.6 was recorded, consisting primarily of intangible assets for which the book basis exceeds the tax basis. A corresponding deferred tax asset of $60.7 was recorded, consisting primarily of net operating loss and research credit carryforwards.

At June 30, 2020, the Company had the following net operating loss and research credit carryforwards (tax effected), with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated.

		Subject to	Expires
Carryforwards	Amount	sections 382, 383	beginning in year	Through
Federal net operating loss	$52.5	Yes	2031	2038
Utah net operating loss	2.7	No	2021	2033
California net operating loss	3.5	No	2027	2040
Other state net operating loss	6.9	Yes	2027	2040
Foreign net operating losses (various jurisdictions)	7.6	No	Various	Various
Federal research credit	11.2	Yes	2027	2040
Utah research credit	11.6	No	2030	2034
California research credit	4.7	No	2027	2040
Texas research credit	0.1	No	2039	2040

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

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria as set forth in ASC 740. As of June 30, 2020 and 2019, the Company had unrecognized tax benefits of $23.5 and $21.7, respectively. The Company’s gross unrecognized tax benefits as of June 30, 2020 and 2019, and the changes in those balances are as follows:

	Year ended June 30,
	2020	2019	2018
Unrecognized tax benefits at the beginning of year	$21.7	$24.9	$25.2
Gross increases - current year tax positions	1.6	2.2	0.6
Gross increases - prior year tax positions	0.7	0.5	2.4
Gross increases - acquisitions	—	2.3	—
Gross decreases - prior year tax positions	—	(0.1)	(3.3)
Gross decreases - settlements	—	(2.7)	—
Gross decreases - statute lapse	(0.5)	(5.4)	—
Unrecognized tax benefits at end of year	$23.5	$21.7	$24.9
Interest and penalties in year-end balance	$1.4	$0.8	$1.5

Interest and penalties related to uncertain tax positions are included as a component of income tax expense and all other interest and penalties are included as a component of other income (expense).

The Company files U.S. federal, foreign and state income tax returns in jurisdictions with various statutes of limitations and is subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2015 through 2020 and in the foreign jurisdictions of 2013 through 2020. The Company is currently under audit by the State of New Jersey for the fiscal years June 30, 2013 through 2017; the city of New York for the fiscal years June 30, 2014 through 2016; Germany for the fiscal years June 30, 2013 through 2015; and Switzerland for the fiscal years June 30, 2015 through 2016.  Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

12.	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2020, management of the Company believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

13.     LEASES

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

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the fiscal year ended June 30, 2020, the Company incurred $18.4 in lease costs which are included in operating expenses in the consolidated statement of operations in relation to these operating leases. Of such lease costs, $2.6 was variable lease expense and $0.2 was short-term lease expense, neither of which were included in the measurement of the Company's operating ROU assets and lease liabilities. The variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Fiscal year ending:
2021	$15.9
2022	14.8
2023	13.6
2024	13.2
2025	10.9
Thereafter	9.6
Total future lease payments	78.0
Less: amounts representing interest	(7.6)
Present value of future lease payments	70.4
Less: current maturities of operating lease liabilities	13.5
Noncurrent operating lease liabilities	$56.9

As of June 30, 2020, the weighted average remaining lease term is 5.3 years and the weighted average discount rate used to determine the operating lease liability was 3.87%.

Disclosures related to periods prior to the adoption of ASU 2016-02

The total rent expense of the Company for the fiscal years ended June 30, 2019 and 2018 was $19.7 and $15.5, respectively. Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at June 30, 2019 are as follows:

Fiscal year ending:
2020	$15.1
2021	14.1
2022	13.1
2023	12.2
2024	11.9
Thereafter	19.1
$85.5

14.	EMPLOYEE DEFERRED SAVINGS PLAN

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are covered by the plan. The Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. The Company temporarily suspended matching contributions effective April 16, 2020 for 90 days, matching contributions were subsequently resumed effective July 16, 2020.

The Company’s recorded contributions to the plan for the fiscal years reported are as follows:

	Years Ended June 30,
	2020	2019	2018
Deferred savings plan contributions	$7.1	$8.3	$7.2

15.	SEGMENT AND RELATED INFORMATION

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

	Diagnostics	Other	Total
Year ended June 30, 2020:
Revenues	$593.5	$45.1	$638.6
Depreciation and amortization	68.2	3.8	72.0
Segment operating loss	(82.4)	(149.3)	(231.7)
Year ended June 30, 2019:
Revenues	$789.4	$61.7	$851.1
Depreciation and amortization	67.7	5.3	73.0
Segment operating income (loss)	133.3	(125.7)	7.6
Year ended June 30, 2018:
Revenues	$690.4	$53.3	$743.7
Depreciation and amortization	49.2	5.2	54.4
Segment operating income (loss)	142.6	(20.7)	121.9

	Years Ended June 30,
	2020	2019	2018
Total operating income (loss) for reportable segments	$(231.7)	$7.6	$121.9
Unallocated amounts:
Interest income	3.0	3.2	1.8
Interest expense	(10.8)	(12.0)	(3.2)
Other	16.2	1.2	(0.4)
Income (loss) from operations before income taxes	(223.3)	—	120.1
Income tax benefit	(23.7)	(4.4)	(13.0)
Net income (loss)	(199.6)	4.4	133.1
Net loss attributable to non-controlling interest	(0.1)	(0.2)	(0.2)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(199.5)	$4.6	$133.3

The following table sets forth a comparison of balance sheet assets by operating segment:

	June 30,
	2020	2019
Net equipment, leasehold improvements and property:
Diagnostics	$23.9	$25.7
Other	13.1	31.6
Total	$37.0	$57.3
Total Assets:
Diagnostics	$1,002.8	$1,215.6
Other	147.0	155.3
Total	$1,149.8	$1,370.9

The following table reconciles assets by geographical region:

	June 30,
	2020	2019
Net equipment, leasehold improvements and property:
United States	$35.4	$36.0
Rest of world	1.6	21.3
Total	$37.0	$57.3
Total Assets:
United States	$1,097.2	$1,265.8
Rest of world	52.6	105.1
Total	$1,149.8	$1,370.9

The following table reconciles assets by operating segment and geographic region to total assets:

	June 30,
	2020	2019
Total assets by segment and geographical region	$1,149.8	$1,370.9
Cash, cash equivalents, and marketable investment securities (1)	254.8	191.8
Total	$1,404.6	$1,562.7

(1)	The Company manages cash, cash equivalents, and marketable investment securities at the consolidated level for all segments.

The majority of the Company’s revenues were derived from the sale of diagnostic tests in the United States.
16.	SALE OF SUBSIDIARY

On February 28, 2020, the Company closed the sale of the Clinic with Landkreis Starnberg. As a result of the sale, the Clinic was deconsolidated from the Company’s consolidated financial statements in accordance with ASC 810. The Company recorded a pre-tax net gain of $1.0 on the sale, which is recorded in other income in the Company’s Consolidated Statements of Operations. The gain recorded consists of a pre-tax gain of $1.2 associated with the settlement of the Clinic pension, offset by a loss of $0.2 due to the difference between the purchase price and net assets as well as the effects of foreign currency. The Clinic was previously reported as part of the Company’s other segment.

17.	BUSINESS ACQUISITIONS

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

The Company acquired Counsyl for total consideration of $405.9, consisting of $278.5 in cash, financed in part by the Amendment No. 1 to the Facility (see Note 7) and 2,994,251 shares of common stock issued, valued at $127.4.  The shares were issued and valued as of July 31, 2018 at a per share market closing price of $42.53.

Of the cash consideration, $5.0 was deposited into an escrow account to fund any post-closing adjustments payable to Myriad based upon differences between the estimated working capital and the actual working capital of Counsyl at closing.  The working capital was finalized during the second quarter as described below.

Consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The significant assumptions used in the model to estimate the value of the intangible assets included projected cash flows, discount rates, net working capital and long-term growth rate. The initial allocation of the consideration transferred is based on a preliminary valuation and is subject to adjustments. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities assumed, as well as tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized. During the year ended June 30, 2019, $1.1 of this escrow was returned to Myriad as a result of a working capital adjustment which reduced the total consideration and goodwill.  There was also a reduction in the intangible assets of $2.9 due to updated assumptions related to contributory asset charges associated with the related acquired asset, a $1.9 decrease in the deferred tax liability, and a $0.7 reduction to equipment due to updated valuations. The offset for the intangible asset, deferred tax liability and equipment changes was a $4.4 increase in goodwill. The allocation of the consideration transferred was finalized within the measurement period.

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

Goodwill

The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s expertise with Counsyl’s technology, customer insights, and ability to effectively integrate genetic screening into clinical practice with OBGYNs.  Changes in goodwill since the initial purchase are shown below:

Carrying
amount
Balance September 30, 2018	$94.9
Fair value adjustment to equipment	0.7
Intangible adjustment	2.9
Working capital adjustment	(1.1)
Change in deferred tax liability	1.9
Ending balance June 30, 2020	$99.3

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

	Year Ended	Year Ended
	June 30,	June 30,
	2019	2018
Revenue	$861.3	$881.8
Income from operations	17.9	74.3
Net income	13.8	73.0
Net income per share, basic	$0.19	$1.01
Net income per share, diluted	$0.18	$0.98

To complete the purchase transaction, the Company incurred approximately $6.8 of acquisition costs, which are recorded as selling, general and administrative expenses in the period incurred. For the year ended June 30, 2019, Counsyl contributed revenue of approximately $104.9.  For the year ended June 30, 2019, operating expenses related to Counsyl were approximately $67.6.

18.    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2020	2019	2018
Cash paid for income taxes	$1.0	$6.5	$11.7
Cash paid for interest	9.5	11.6	3.0
Non-cash investing and financing activities:
Fair value adjustment on marketable investment securities recorded to stockholders' equity	0.7	1.2	(0.4)
Establishment of operation lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$74.5	—	—
Operating lease liabilities	(78.8)	—	—
Accrued liabilities and other long-term liabilities	4.3	—	—

19.	SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

In millions, except per share amounts	Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
Consolidated Statement of Operations Data:	2020	2020	2019 (a)	2019
Molecular diagnostic testing	$83.3	$150.5	$181.1	$172.0
Pharmaceutical and clinical services	9.9	13.5	14.0	14.3
Total revenue	93.2	164.0	195.1	186.3
Costs and expenses:
Cost of molecular diagnostic testing	32.2	43.1	41.0	41.2
Cost of pharmaceutical and clinical services	4.5	7.0	8.6	8.5
Research and development expense	17.4	19.7	18.8	21.3
Change in the fair value of contingent consideration	—	(3.4)	(0.1)	0.7
Selling, general and administrative expense	107.4	132.9	134.3	135.5
Goodwill and intangible asset impairment charges	—	98.4	1.3	—
Total costs and expenses	161.5	297.7	203.9	207.2
Operating loss	(68.3)	(133.7)	(8.8)	(20.9)
Other income (expense):
Interest income	0.5	0.8	0.8	0.9
Interest expense	(3.1)	(2.3)	(2.5)	(2.9)
Other	12.4	4.1	(0.9)	0.6
Total other income (expense)	9.8	2.6	(2.6)	(1.4)
Loss before income taxes	(58.5)	(131.1)	(11.4)	(22.3)
Income tax benefit	(3.0)	(15.9)	(3.1)	(1.7)
Net loss	(55.5)	(115.2)	(8.3)	(20.6)
Net loss attributable to non-controlling interest	(0.1)	—	—	—
Net loss attributable to Myriad Genetics, Inc. stockholders	$(55.4)	$(115.2)	$(8.3)	$(20.6)
Loss per share:
Basic	$(0.74)	$(1.55)	$(0.11)	$(0.28)
Diluted	$(0.74)	$(1.55)	$(0.11)	$(0.28)
Weighted average shares outstanding:
Basic	74.6	74.5	74.4	73.7
Diluted	74.6	74.5	74.4	73.7

(a) An immaterial prior period goodwill impairment charge of $1.3 million was previously classified as part of selling, general and administrative expense in the condensed consolidated statements of operations was reclassified to conform to the current period presentation and is included as part of the goodwill and intangible asset impairment charges financial statement line item in the current period.

In millions, except per share amounts	Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
Consolidated Statement of Operations Data:	2019	2019	2018	2018
Molecular diagnostic testing	$196.9	$200.5	$203.0	$189.0
Pharmaceutical and clinical services	18.5	16.1	13.8	13.3
Total revenue	215.4	216.6	216.8	202.3
Costs and expenses:
Cost of molecular diagnostic testing	41.6	40.3	44.0	42.3
Cost of pharmaceutical and clinical services	9.0	8.3	8.1	7.4
Research and development expense	20.9	21.5	22.4	21.1
Change in contingent consideration	(0.3)	—	1.0	0.4
Selling, general and administrative expense	149.8	140.6	135.2	129.9
Total costs and expenses	221.0	210.7	210.7	201.1
Operating income (loss)	(5.6)	5.9	6.1	1.2
Other income (expense):
Interest income	0.9	0.7	0.9	0.7
Interest expense	(3.2)	(3.2)	(3.4)	(2.2)
Other	0.2	(0.1)	—	1.1
Total other income (expense)	(2.1)	(2.6)	(2.5)	(0.4)
Income (loss) before income taxes	(7.7)	3.3	3.6	0.8
Income tax provision (benefit)	(3.4)	(3.6)	1.0	1.6
Net income (loss)	(4.3)	6.9	2.6	(0.8)
Net loss attributable to non-controlling interest	(0.1)	—	—	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(4.2)	$6.9	$2.6	$(0.7)
Earnings (loss) per share:
Basic	$(0.06)	$0.09	$0.04	$(0.01)
Diluted	$(0.06)	$0.09	$0.03	$(0.01)
Weighted average shares outstanding:
Basic	73.4	73.3	74.2	73.0
Diluted	74.8	74.9	76.5	73.0

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
1.	Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Interim Chief Executive Officer, Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Interim Chief Executive Officer, Chief Financial Officer has concluded that, as of June 30, 2020, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Interim Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of June 30, 2020.

The effectiveness of Myriad Genetics, Inc.’s internal control over financial reporting as of June 30, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as follows:

3.	Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myriad Genetics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myriad Genetics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of June 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and our report dated August 13, 2020 expressed an unqualified opinion thereon.

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

August 13, 2020

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on December 4, 2020.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management and Corporate Governance – Committees of the Board of Directors and Meetings – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Management and Corporate Governance – Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on December 4, 2020.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on December 4, 2020.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on December 4, 2020.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Independent Public Accountants” in our Proxy Statement for the 2020 Annual Meeting of the Stockholders to be held on December 4, 2020.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are included as part of this Annual Report on Form 10-K.
1.	Financial Statements

See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Financial statement schedules have not been included because they are not applicable, or the information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

3.1		Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	08/15/11	000-26642

3.2		Restated By-Laws		8-K (Exhibit 3.1)	09/24/14	000-26642

4.1		Specimen common stock certificate		10-K (Exhibit 4.1)	08/15/11	000-26642

Lease Agreements

10.1	.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/08/96	000-26642

	.2	Amendment to Phase I Lease Agreement, dated February 3, 2016, between the Registrant and HCPI/UTAHII, LLC.		10-Q (Exhibit 10.1)	05/04/16	000-26642

10.2	.1	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	09/24/98	000-26642

	.2	Amendment to Phase II Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.2)	05/04/16	000-26642

10.3	.1	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	05/15/01	000-26642

	.2	Amendment to Phase III Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.3)	05/04/16	000-26642

10.4	.1	Lease Agreement, effective as of May 31, 2005, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.1)	07/05/05	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number

	.2	Letter of Understanding regarding Lease, dated June 29, 2005, between the Registrant and Boyer Research Park Associates VIII, by its general partner, The Boyer Company, L.C.		8-K (Exhibit 99.2)	07/05/05	000-26642

	.3	Amendment to Phase IV Lease Agreement, dated February 16, 2007, between Myriad Genetics, Inc. and Boyer Research Park Associates VIII, L.C..		10-Q (Exhibit 10.4)	05/04/16	000-26642

10.5	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	08/28/08	000-26642

	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C..		10-Q (Exhibit 10.4)	05/05/10	000-26642

10.6		Lease Agreement, dated January 31, 2019 between the Registrant and Boyer Research Park Associates X, L.C., by its Manager, The Boyer Company, L.C.		10-K (Exhibit 10.6)	08/13/19	000-26642

Agreements with Executive Officers and Directors

10.7	.1	Form of Executive Retention Agreement+@		10-Q (Exhibit 10.1)	05/05/10	000-26642

	.2	Form of Amendment to Form of Executive Retention Agreement+@		10-Q (Exhibit 10.2)	05/05/10	000-26642

	.3	Form of Executive Retention Agreement, as amended+@		10-Q (Exhibit 10.1)	11/04/15	000-26642

	.4	Amendment to Executive Retention Agreement +@		8-K (Exhibit 10.1)	10/02/15	000-26642
	.5	Form of Executive Retention Agreement, as amended+@		10-Q (Exhibit 10.1)	02/07/20	000-26642

10.8		Non-Employee Director Compensation Policy+		10-K (Exhibit 10.15)	08/10/17	000-26642

10.9		Form of director and executive officer indemnification agreement+		10-K (Exhibit 10.34)	08/25/09	000-26642

Equity Compensation Plans

10.10		2017 Employee, Director and Consultant Equity Incentive Plan+		8-K (Exhibit 10.1)	12/01/17	000-26642

10.11		Form of Restricted Stock Unit Agreement+	X

10.12		2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.2)	12/07/12	000-26642

10.13		2013 Executive Incentive Plan, as amended+		8-K (Exhibit 10.2)	12/01/17	000-26642

Credit Agreement

10.14	Credit Agreement, dated December 23, 2016, among the Registrant and the lenders from time to time party thereto, and as amended July 31, 2018 and May 1, 2020.		10-Q (Exhibit 10.1)	05/06/20	000-26642

Merger Agreements

10.15	Agreement and Plan of Merger among the Registrant, Myriad Merger Sub, Inc., Assurex Health, Inc. and Fortis Advisors LLC, dated as of August 3, 2016.		10-Q (Exhibit 10.1)	11/02/16	000-26642

10.16	Agreement and Plan of Merger among the Registrant, Cinnamon Merger Sub, Inc., a wholly owned subsidiary of Myriad, Inc., Counsyl, Inc, and Fortis Advisors, dated as of May 25, 2018.		10-K (Exhibit 10.18)	08/24/18	000-26642

Other

21.1	List of Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31	Certification of Interim Chief Executive Officer, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in XBRL (Xtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv)  Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Inline XBRL Instance Document – Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

(+)	Management contract or compensatory plan arrangement.
(@)	The agreements with all executives are identical except for the executive who is a party to the agreement and the date of execution, which are listed at the end of the exhibit.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2020.

MYRIAD GENETICS, INC.

By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ R. Bryan Riggsbee	Interim President and Chief Executive	August 13, 2020
	R. Bryan Riggsbee	Officer, Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

By:	/s/ S. Louise Phanstiel	Chair of the Board	August 13, 2020
S. Louise Phanstiel

By:	/s/ Walter Gilbert	Vice Chairman of the Board	August 13, 2020
Walter Gilbert, Ph.D.

By:	/s/ John T. Henderson	Director	August 13, 2020
John T. Henderson, M.D.

By:	/s/ Lawrence C. Best	Director	August 13, 2020
Lawrence C. Best

By:	/s/ Heiner Dreismann	Director	August 13, 2020
Heiner Dreismann, Ph.D.

By:	/s/ Dennis Langer	Director	August 13, 2020
Dennis Langer, M.D., J.D.

By:	/s/ Lee N. Newcomer	Director	August 13, 2020
Lee N. Newcomer, M.D.
By:	/s/ Colleen F. Reitan	Director	August 13, 2020
Colleen F. Reitan

By:	/s/ Daniel K. Spiegelman	Director	August 13, 2020
Daniel K. Spiegelman

By:	/s/ Daniel M. Skovronsky	Director	August 13, 2020
Daniel M. Skovronsky, M.D., Ph.D.