Form 10-Q
period 2020-09-30
MYRIAD GENETICS INC
filed 2020-11-09
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number:  0-26642
_________________________________________
MYRIAD GENETICS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________
Delaware
(State or other jurisdiction
of incorporation or organization)
320 Wakara Way, Salt Lake City, UT
(Address of principal executive offices)
87-0494517
(I.R.S. Employer Identification No.)

84108
(Zip Code)
Registrant's telephone number, including area code: (801) 584-3600
_________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020, the registrant had 75,210,480 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions)

ASSETS	September 30, 2020	June 30, 2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$118.3	$163.7
Marketable investment securities	42.1	54.1
Prepaid expenses	12.5	13.8
Inventory	26.6	29.1
Trade accounts receivable	85.1	68.1
Prepaid taxes	107.9	—
Other receivables	2.0	2.9
Total current assets	394.5	331.7
Property, plant and equipment, net	36.7	37.0
Operating lease right-of-use assets	62.7	66.0
Long-term marketable investment securities	30.2	37.0
Intangibles, net	590.9	605.3
Goodwill	328.3	327.6
Other assets	1.2	—
Total assets	$1,444.5	$1,404.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19.1	$21.7
Accrued liabilities	65.4	75.9
Current maturities of operating lease liabilities	13.6	13.5
Short-term contingent consideration	3.3	3.1
Deferred revenue	32.3	32.8
Total current liabilities	133.7	147.0
Unrecognized tax benefits	37.4	23.5
Long-term deferred taxes	75.3	26.6
Long-term debt	224.6	224.4
Noncurrent operating lease liabilities	53.5	56.9
Other long-term liabilities	10.7	8.0
Total liabilities	535.2	486.4
Commitments and contingencies
Stockholders’ equity:
Common stock, 75.2 and 74.7 shares outstanding at September 30, 2020 and June 30, 2020 respectively	0.8	0.7
Additional paid-in capital	1,101.2	1,096.6
Accumulated other comprehensive loss	(3.6)	(5.2)
Accumulated deficit	(189.1)	(173.9)
Total Myriad Genetics, Inc. stockholders’ equity	909.3	918.2
Non-controlling interest	—	—
Total stockholders' equity	909.3	918.2
Total liabilities and stockholders’ equity	$1,444.5	$1,404.6
See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three months ended September 30,
	2020	2019
Molecular diagnostic testing	$135.7	$172.0
Pharmaceutical and clinical services	9.5	14.3
Total revenue	145.2	186.3
Costs and expenses:
Cost of molecular diagnostic testing	39.9	41.2
Cost of pharmaceutical and clinical services	4.3	8.5
Research and development expense	17.6	21.3
Change in the fair value of contingent consideration	(1.1)	0.7
Selling, general, and administrative expense	124.1	135.5
Total costs and expenses	184.8	207.2
Operating loss	(39.6)	(20.9)
Other income (expense):
Interest income	0.4	0.9
Interest expense	(2.9)	(2.9)
Other	(1.6)	0.6
Total other expense, net	(4.1)	(1.4)
Loss before income tax	(43.7)	(22.3)
Income tax benefit	(28.5)	(1.7)
Net loss	(15.2)	(20.6)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to Myriad Genetics, Inc. stockholders	$(15.2)	$(20.6)
Net loss per share:
Basic and diluted	$(0.20)	$(0.28)
Weighted average shares outstanding:
Basic and diluted	74.7	73.7
See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three months ended September 30,
	2020	2019
Net loss attributable to Myriad Genetics, Inc. stockholders	$(15.2)	$(20.6)
Unrealized loss on available-for-sale debt securities, net of tax	(0.2)	—
Change in foreign currency translation adjustment, net of tax	1.8	(2.2)
Comprehensive loss	(13.6)	(22.8)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to Myriad Genetics, Inc. shareholders	$(13.6)	$(22.8)
See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT JUNE 30, 2019	$0.7	$1,068.0	$(5.4)	$25.6	$1,088.9
Issuance of common stock under share-based compensation plans, net of shares exchanged for withholding tax	—	(0.5)	—	—	(0.5)
Share-based payment expense	—	8.8	—	—	8.8
Net loss	—	—	—	(20.6)	(20.6)
Other comprehensive loss, net of tax	—	—	(2.1)	—	(2.1)
BALANCES AT SEPTEMBER 30, 2019	$0.7	$1,076.3	$(7.5)	$5.0	$1,074.5

BALANCES AT JUNE 30, 2020	$0.7	$1,096.6	$(5.2)	$(173.9)	$918.2
Issuance of common stock under share-based compensation plans, net of shares exchanged for withholding tax	0.1	(3.8)	—	—	(3.7)
Share-based payment expense	—	8.4	—	—	8.4
Net loss	—	—	—	(15.2)	(15.2)
Other comprehensive income, net of tax	—	—	1.6	—	1.6
BALANCES AT SEPTEMBER 30, 2020	$0.8	$1,101.2	$(3.6)	$(189.1)	$909.3
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Myriad Genetics, Inc. stockholders	$(15.2)	$(20.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17.7	18.2
Non-cash interest expense	0.2	0.1
Non-cash lease expense	3.3	3.2
Loss (gain) on disposition of assets	0.1	(0.1)
Share-based compensation expense	8.4	8.8
Deferred income taxes	48.4	(5.1)
Unrecognized tax benefits	13.9	0.4
Change in fair value of contingent consideration	(1.1)	0.7
Changes in assets and liabilities:
Prepaid expenses	1.2	2.6
Trade accounts receivable	(17.0)	16.7
Other receivables	0.9	(0.1)
Inventory	2.6	3.1
Prepaid taxes	(107.9)	2.1
Other assets	(1.2)	—
Accounts payable	(3.2)	(9.3)
Accrued liabilities	(9.8)	(4.9)
Deferred revenue	(0.6)	—
Net cash (used in) provided by operating activities	(59.3)	15.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.5)	(1.4)
Purchases of marketable investment securities	—	(23.1)
Proceeds from maturities and sales of marketable investment securities	18.6	17.4
Net cash provided by (used in) investing activities	17.1	(7.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for tax withholding for common stock issued under share-based compensation plans	(3.8)	(0.4)
Payment of contingent consideration recognized at acquisition	(0.1)	(3.3)
Repayment of revolving credit facility	—	(8.6)
Net cash used in financing activities	(3.9)	(12.3)
Effect of foreign exchange rates on cash and cash equivalents	0.7	0.3
Net decrease in cash and cash equivalents	(45.4)	(3.3)
Cash and cash equivalents at beginning of the period	163.7	93.2
Cash and cash equivalents at end of the period	$118.3	$89.9
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars and shares in millions, except per share data)

(1)BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements for Myriad Genetics, Inc. and subsidiaries (the “Company” or “Myriad”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Operating results for the three months ended September 30, 2020 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The full impact of the COVID-19 outbreak continues to evolve and its future impact remains highly uncertain and unpredictable. As such, it is uncertain as to the full magnitude of the effect that the pandemic will have on the Company's financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evaluation of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for future periods.
We have historically experienced seasonality in our testing business. The volume of testing is negatively impacted by the summer season, which is generally reflected in the quarter ended June 30. The quarter ending December 31 is generally strong as we see an increase in volumes from patients who have met their annual insurance deductible. Conversely, the quarter ending March 31 is typically negatively impacted by the annual reset of patient deductibles. Due to the global pandemic, we cannot predict if seasonality will follow the same pattern as in prior years.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications have no impact on the total assets, total liabilities, stockholders’ equity, cash flows from operations, or net loss for the period.
Recent Accounting Pronouncements
Recently Adopted Standards
In June 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) which introduces new guidance for the accounting for credit losses on certain instruments within its scope. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are also recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. On July 1, 2020, the Company adopted ASU 2016-13 under the modified retrospective approach by initially applying ASU 2016-13 at the adoption date, rather than at the beginning of the earliest comparative period presented. This guidance was adopted with no material impact to the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. On July 1, 2020, the Company adopted ASU 2018-15 on a prospective basis with no material impact to the Company's consolidated financial statements as of September 30, 2020. The amounts capitalized may be material in future periods; implementation costs incurred in cloud computing arrangements are capitalized as part of the other assets financial statement line item in the consolidated balance sheets.
Standards Effective in Future Years and Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASC 2019-12 is a new accounting standard to simplify accounting for income taxes and remove, modify, and add to the disclosure requirements of income taxes. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.
(2)REVENUE
Myriad generates revenue by performing molecular diagnostic testing and pharmaceutical services. The Company previously provided clinical services until selling Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the "Clinic") in February 2020. Revenue from the sale of molecular diagnostic tests and pharmaceutical and clinical services is recorded at the estimated amount of consideration to be received. The Company has determined that the communication of test results or the completion of clinical and pharmaceutical services indicates transfer of control for revenue recognition purposes.
The following table presents detail regarding the composition of our total revenue by product and by U.S. versus rest of world, “RoW”:

	Three months ended September 30,
	2020			2019
(In millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$72.1	$8.5	$80.6	$100.6	$3.9	$104.5
Prenatal	16.4	0.1	16.5	23.5	—	23.5
GeneSight	11.9	—	11.9	22.7	—	22.7
Vectra	9.1	—	9.1	11.0	—	11.0
myChoice CDx	7.6	0.2	7.8	1.3	—	1.3
Prolaris	6.4	—	6.4	6.5	—	6.5
EndoPredict	0.4	2.4	2.8	0.5	1.8	2.3
Other	0.6	—	0.6	0.1	0.1	0.2
Total molecular diagnostic revenue	124.5	11.2	135.7	166.2	5.8	172.0
Pharmaceutical and clinical service revenue	9.5	—	9.5	8.5	5.9	14.3
Total revenue	$134.0	$11.2	$145.2	$174.7	$11.7	$186.3

The Company performs its obligation under a contract with a customer by processing diagnostic tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company's performance of its contractual obligations. When this occurs, the Company records a contract liability as deferred revenue. During fiscal year 2020, the Company received approximately $29.7 in advance Medicare payments to provide relief from the economic impacts of COVID-19 on the Company. The advance Medicare payments are included in the beginning and ending balance of deferred revenue. A reconciliation of the beginning and ending balances of deferred revenue is shown in the table below:

	Three months ended September 30,
	2020	2019
Deferred revenue - beginning balance	$32.8	$2.2
Revenue recognized	(2.3)	(0.4)
Prepayments	1.8	0.3
Deferred revenue - ending balance	$32.3	$2.1
In accordance with ASU 2014-09, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, the Company periodically enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical and clinical services that may have terms longer than one year and include multiple performance obligations. As of September 30, 2020, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $2.8.
The Company may provide discounts to its customers. In determining the transaction price, Myriad includes an estimate of the expected amount of consideration as revenue. The Company applies this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled. The Company applies the expected value method for sales where the Company has a large number of contracts with similar characteristics.

In addition, the Company considers all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. The Company considers the probability of the variable consideration for each possible scenario. The Company also has significant experience with historical discount patterns and uses this experience to estimate transaction prices. The Company excludes from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer. for example, sales tax, value added tax, etc. When assessing the total consideration for insurance carriers and patients, revenues are further constrained for estimated refunds. The Company reserves certain amounts in accrued liabilities on the balance sheet in anticipation of requests for refunds of payments made previously by insurance carriers, which are accounted for as reductions in revenues in the consolidated statements of operations and comprehensive loss. As of September 30, 2020, the Company recorded a $2.2 accrued liability and corresponding reduction in revenues for future refund of payments.

Cash collections for certain diagnostic tests delivered may differ from rates originally estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third party payors. As a result of this new information, the Company updates our estimate of the amounts to be recognized for previously delivered tests, the impact of which was not material to our consolidated statements of operations for the three months ended September 30, 2020.
The Company applies the practical expedient related to costs to obtain or fulfill a contract since the amortization period for such costs will be one year or less. Accordingly, no costs incurred to obtain or fulfill a contract have been capitalized. The Company also applies the practical expedient for not adjusting revenue recognized for the effects of the time value of money. This practical expedient has been elected because the Company collects very little cash from customers under payment terms and the vast majority of payment terms have a payback period of less than one year.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies that make payments on the customer's behalf, and with individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented approximately 16% and 14% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. No payor accounted for more than 10% of accounts receivable at September 30, 2020 or 2019. The Company does not require collateral from its customers.

(3)MARKETABLE INVESTMENT SECURITIES
The Company has classified its debt investment securities as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. The Company’s cash equivalents consist of short-term, highly liquid investments that are readily convertible to known amounts of cash. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2020 and June 30, 2020 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At September 30, 2020:
Cash and cash equivalents:
Cash	$68.3	$—	$—	$68.3
Cash equivalents	50.0	—	—	$50.0
Total cash and cash equivalents	118.3	—	—	118.3
Available-for-sale:
Corporate bonds and notes	40.5	0.6	—	41.1
Municipal bonds	12.6	0.2	—	12.8
Federal agency issues	4.0	0.1	—	4.1
US government securities	14.2	0.1	—	14.3
Total	$189.6	$1.0	$—	$190.6

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
At June 30, 2020:
Cash and cash equivalents:
Cash	$132.8	$—	$—	$132.8
Cash equivalents	30.9	—	—	30.9
Total cash and cash equivalents	163.7	—	—	163.7
Available-for-sale:
Corporate bonds and notes	50.1	0.8	—	50.9
Municipal bonds	17.8	0.2	—	18.0
Federal agency issues	5.5	0.1	—	5.6
US government securities	16.4	0.2	—	16.6
Total	$253.5	$1.3	$—	$254.8
In accordance with the adoption of ASC 2016-13, the Company assesses any unrealized loss positions for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The aggregate amount of unrealized losses of these securities was not significant, and the impact of the securities in a continuous loss position to the condensed consolidated statements of operations and comprehensive loss were not material as of September 30, 2020.

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities are as follows at September 30, 2020:

	Amortized cost	Estimated fair value
Cash	$68.3	$68.3
Cash equivalents	50.0	50.0
Available-for-sale:
Due within one year	41.8	42.1
Due after one year through five years	29.5	30.2
Due after five years	—	—
Total	$189.6	$190.6

(4)FAIR VALUE MEASUREMENTS
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
Level 3—unobservable inputs.
All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. The fair value of contingent consideration related to the Sividon Diagnostics GmbH ("Sividon") acquisition in fiscal year 2016 as well as long-term debt are categorized as Level 3 liabilities, as the measurement amount is based primarily on significant inputs not observable in the market.  For Level 3 contingent consideration, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement period of approximately 9.25 years, utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business. The contingent earn-out liabilities are classified as a component of long-term and short-term contingent consideration in the Company’s consolidated balance sheets.  Changes to the earn-out liabilities are reflected in change in the fair value of contingent consideration in our consolidated statements of operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.
The fair value of our long-term debt, which we consider a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of long-term debt is estimated to be $226.5 at September 30, 2020.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

	Level 1	Level 2	Level 3	Total
September 30, 2020
Money market funds (a)	$50.0	$—	$—	$50.0
Corporate bonds and notes	—	41.1	—	41.1
Municipal bonds	—	12.8	—	12.8
Federal agency issues	—	4.1	—	4.1
US government securities	—	14.3	—	14.3
Contingent consideration	—	—	(5.9)	(5.9)
Total	$50.0	$72.3	$(5.9)	$116.4
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

	Level 1	Level 2	Level 3	Total
June 30, 2020
Money market funds (a)	$30.9	$—	$—	$30.9
Corporate bonds and notes	—	50.9	—	50.9
Municipal bonds	—	18.0	—	18.0
Federal agency issues	—	5.6	—	5.6
US government securities	—	16.6	—	16.6
Contingent consideration	—	—	(6.8)	(6.8)
Total	$30.9	$91.1	$(6.8)	$115.2
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

Carrying amount
Balance June 30, 2020	$6.8
Payment of contingent consideration	(0.1)
Change in fair value recognized in the income statement	(1.1)
Translation adjustments recognized in other comprehensive loss	0.3
Ending balance September 30, 2020	$5.9

The fair value of contingent consideration for the three months ended September 30, 2020 decreased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon acquisition.
(5)PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2020	June 30, 2020
Leasehold improvements	$32.6	$31.8
Equipment	114.1	112.1
	146.7	143.9
Less accumulated depreciation	(110.0)	(106.9)
Property, plant and equipment, net	$36.7	$37.0

	Three months ended September 30,
	2020	2019
Depreciation expense	$2.4	$2.9

(6)GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended September 30, 2020, are as follows:

	Diagnostic	Other	Total
Beginning balance	$270.7	$56.9	$327.6
Translation adjustments	0.7	—	0.7
Ending balance	$271.4	$56.9	$328.3

The Company will perform its annual goodwill impairment testing during the quarter ended December 31, 2020 as a result of its change in fiscal year end (see Note 16). The upcoming annual assessment may result in impairment charges if there is deterioration in business conditions, negative changes in market factors, or changes in the strategic priorities of the Company and its reporting units.
Intangible Assets
Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. The following summarizes the amounts reported as intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net
At September 30, 2020:
Purchased licenses and technologies	$816.6	$(232.4)	$584.2
Customer relationships	4.7	(4.4)	0.3
Trademarks	3.0	(1.4)	1.6
Total amortized intangible assets	824.3	(238.2)	586.1
In-process research and development	4.8	—	4.8
Total unamortized intangible assets	4.8	—	4.8
Total intangible assets	$829.1	$(238.2)	$590.9

	Gross Carrying Amount	Accumulated Amortization	Net
At June 30, 2020:
Purchased licenses and technologies	$815.6	$(217.1)	$598.5
Customer relationships	4.6	(4.2)	0.4
Trademarks	3.0	(1.4)	1.6
Total amortized intangible assets	823.2	(222.7)	600.5
In-process research and development	4.8	—	4.8
Total unamortized intangible assets	4.8	—	4.8
Total intangible assets	$828.0	$(222.7)	$605.3

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended September 30,
	2020	2019
Amortization of intangible assets	$15.3	$15.3
(7)ACCRUED LIABILITIES

	September 30, 2020	June 30, 2020
Employee compensation and benefits	$47.2	$47.4
Accrued taxes payable	3.5	6.1
Other	14.7	22.4
Total accrued liabilities	$65.4	$75.9
(8)LONG-TERM DEBT
On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) by and among Myriad, as borrower, and the lenders from time to time party thereto. On July 31, 2018, the Company entered into Amendment No. 1 which effected an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 and the maximum aggregate principal commitment was increased from $300.0 to $350.0. On May 1, 2020, the Company entered into Amendment No. 2 (the “Amended Facility”), which waived the Company's compliance with certain covenants and modified the interest rate and other terms during the Amendment Period from March 31, 2020 through June 30, 2021 (the "Amendment Period"). Both amendments were accounted for as modifications pursuant to guidance in ASC 470-50.
Pursuant to the Amended Facility, the Company borrowed revolving loans in an aggregate principal amount of $300.0 with $1.8 in upfront fees and $0.3 debt issuance costs recorded as a debt discount to be amortized over the term of the Amended Facility. The Company incurred an additional $1.0 in upfront fees as a result of Amendment No. 2, which was also recorded as a debt discount that will be amortized over the term of the Amended Facility. The current balance of the net long-term debt is $224.6. There are no scheduled principal payments of the Amended Facility prior to its maturity date.
The Amended Facility contains customary loan terms, interest rates, representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Amended Facility also contains certain customary events of default. Amendment No. 2 modified the Facility to increase the interest rate to be fixed at a spread of LIBOR plus 350 basis points on drawn balance and the undrawn fee was increased to 50 basis points during the Amendment Period. At the end of the Amendment Period, interest rates return to the previous pricing of 200 basis points on drawn balances and an undrawn fee ranging from 25 to 45 basis points based on the Company's leverage ratio. The LIBOR floor was also increased to 1.0% during the Amendment Period. The interest rate as of September 30, 2020 was 4.5%.
Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, and complete mergers, consolidations, or complete change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to shareholders. The Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. Amendment No. 2 modified the Amended Facility's compliance with the leverage covenant and the interest coverage ratio covenant, which were waived through March 31, 2021. A minimum liquidity covenant was added for the period beginning May 2020 until March 2021, and a minimum EBITDA covenant was added for the quarters ending December 31, 2020 and March 31, 2021. Amendment No. 2 also revised certain negative covenants of the Amended Facility during the Amendment Period. The Company was in compliance with all financial covenants at September 30, 2020. Based on the continued uncertainty regarding the impact of COVID-19 on the Company’s future operations, it is possible that the Company could be in violation of certain financial covenants contained in the Amended Facility within the Amendment Period, which runs through June 30, 2021. The Company may seek waivers or amendments from the lenders in order to avoid a future potential covenant violation, in addition to taking other potential actions. If the Company were unable to comply with the covenants in the future, it could result in an increase in the rate of interest and limits on the Company's ability to incur certain additional indebtedness and it could potentially cause the loan repayment to be accelerated, any of which could have a material adverse impact on the Company’s operations and liquidity. The Company has and continues to take actions to mitigate the risk of an event of default under the Amended Facility, however there is no assurance it will be successful in doing so.
The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. Amounts outstanding under the Amended Facility and Facility were as follows:

	September 30, 2020	June 30, 2020
Long-term debt	$226.7	$226.7
Long-term debt discount	(2.1)	(2.3)
Net long-term debt	$224.6	$224.4

(9)OTHER LONG-TERM LIABILITIES

	September 30, 2020	June 30, 2020
Contingent consideration	$2.6	$3.7
Other	8.1	4.3
Total other long-term liabilities	$10.7	$8.0

The Company's balance of other long-term liabilities as of September 30, 2020 and June 30, 2020 consists of the Company's portion of social security taxes that have been deferred under the CARES Act that do not have to be deposited until December 2021 and December 2022.
(10)PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 shares of preferred stock, par value $0.01 per share.  There were no preferred shares outstanding at September 30, 2020.
The Company is authorized to issue up to 150.0 shares of common stock, par value $0.01 per share. There were 75.2 shares issued and outstanding at September 30, 2020.
Common shares issued and outstanding

	Three months ended September 30,	Year ended June 30,
	2020	2020
Beginning common stock issued and outstanding	74.7	73.5
Common stock issued upon exercise of options, vesting of restricted stock units and employee stock plans	0.5	1.2
Common stock issued and outstanding at end of period	75.2	74.7
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

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended September 30,
	2020	2019
Denominator:
Weighted-average shares outstanding used to compute basic EPS	74.7	73.7
Effect of dilutive shares	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	74.7	73.7
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended September 30,
	2020	2019
Anti-dilutive options and RSUs excluded from EPS computation	7.3	1.7
Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 of the Company’s outstanding common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company's management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2020, the Company is authorized to repurchase up to $110.7 of shares under this authorization. No shares were repurchased during the three months ended September 30, 2020 or 2019.
(11)SHARE-BASED COMPENSATION
On November 30, 2017, the Company’s shareholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). On November 29, 2018 and December 5, 2019, the shareholders approved amendments to the 2017 Plan increasing the shares available to grant. The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants and directors. As of September 30, 2020, the Company may grant additional shares of common stock under the 2017 Plan with respect to the 0.1 options outstanding under our 2003 Plan and 4.8 options and restricted stock units outstanding under our 2010 Plan, to the extent that those options and restricted stock units expire or are cancelled without delivery of shares of common stock. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the RSU, shall again be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an award-by-award basis. RSUs granted to employees generally vest ratably over four years on the anniversary date of the designated day of the last week of the month in which the RSUs are granted. The number of RSUs awarded to certain executive officers may be increased or reduced based on certain additional performance metrics. Options and RSUs granted to our non-employee directors vest in full upon completion of one year of service on the anniversary following the date of the grant. Options generally vest ratably over service periods of four years.  Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant. In September 2014, the Company began generally issuing RSUs in lieu of stock options.
During the three months ended September 30, 2020, the Company granted stock-based awards to the Company's new President and Chief Executive Officer as an inducement material to his commencement of employment and entry into an employment agreement with the Company. The inducement awards were made in accordance with Nasdaq Stock Market rules and were not made under the Company's existing equity plans; the inducement awards are included in the tables below.

Stock Options
A summary of the stock option activity under the Company’s equity plans, including the Company's inducement awards, for the three months ended September 30, 2020 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2020	4.8	$24.47
Options granted	0.7	$13.38
Less:
Options exercised	—	$—
Options canceled or expired	(0.1)	$16.40
Options outstanding at September 30, 2020	5.4	$23.19
Options exercisable at September 30, 2020	4.7	$24.62
As of September 30, 2020, there was $5.2 of unrecognized share-based compensation expense related to the inducement stock options that will be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units
A summary of the RSU activity under the Company’s plans, including the Company's inducement awards and RSU awards with performance metrics, for the three months ended September 30, 2020 is as follows:

	Number of shares	Weighted average grant date fair value
RSUs outstanding at June 30, 2020	2.3	$32.50
RSUs granted	0.4	$13.24
Less:
RSUs vested	(0.8)	$33.07
RSUs canceled	—	$—
RSUs outstanding at September 30, 2020	1.9	$27.70
As of September 30, 2020, there was $44.1 of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was approved by shareholders in 2012 (the “2012 Purchase Plan”), under which 2.0 shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of September 30, 2020, approximately 0.3 shares of common stock are available for issuance under the 2012 Purchase Plan.
Share-Based Compensation Expense
Share-based compensation expense recognized and included in the condensed consolidated statements of operations and comprehensive loss was allocated as follows:

	Three months ended September 30,
	2020	2019
Cost of molecular diagnostic testing	$0.3	$0.2
Cost of pharmaceutical and clinical services	0.1	0.1
Research and development expense	1.3	1.5
Selling, general, and administrative expense	6.7	7.0
Total share-based compensation expense	$8.4	$8.8

(12)INCOME TAXES
In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Under the Tax Cuts and Jobs Act, the federal corporate tax rate is 21% for calendar year 2020. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.
Income tax benefit for the three months ended September 30, 2020 was $28.5, or approximately 65.2% of pre-tax loss compared to an income tax benefit of $1.7, or approximately 7.6% of pre-tax loss, for the three months ended September 30, 2019.  Income tax benefit for the three months ended September 30, 2020 is based on the Company’s estimated annualized effective tax rate for the six-month transition period ending December 31, 2020, adjusted by discrete items recognized during the period.  For the three months ended September 30, 2020, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to carrying back net operating losses due to the CARES Act.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) was enacted.  CARES impacted several provisions to the U.S. tax code that have affected our six-month transition period ending December 31, 2020, including, but not limited to, (1) NOL carry-back and carry-forward provisions, (2) deductibility of interest, (3) acceleration of corporate AMT credits, and (4) classification of qualified improvement property.  As of the quarter ended September 30, 2020, the Company recognized an income tax net benefit of $20.0 related to the CARES Act, which included an increase in the uncertain tax benefit accrual of $14.3, related to carrying back net operating losses to tax years with higher corporate tax rates than the year the net operating loss originated. The Company will continue to evaluate the application of any and all provisions through the remainder of the six-month transition period ending December 31, 2020.
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
(13)COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of September 30, 2020, the management of the Company believes any reasonably possible liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
(14)     SEGMENT AND RELATED INFORMATION
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

Segment revenue and operating income (loss) were as follows during the periods presented:

	Diagnostics	Other	Total
Three months ended September 30, 2020
Revenues	$130.5	$14.7	$145.2
Depreciation and amortization	16.7	1.0	17.7
Segment operating loss	(0.3)	(39.3)	(39.6)
Three months ended September 30, 2019
Revenues	$170.4	$15.9	$186.3
Depreciation and amortization	16.9	1.3	18.2
Segment operating income (loss)	17.3	(38.2)	(20.9)

	Three months ended September 30,
	2020	2019
Total operating loss for reportable segments	$(39.6)	$(20.9)
Unallocated amounts:
Interest income	0.4	0.9
Interest expense	(2.9)	(2.9)
Other	(1.6)	0.6
Loss from operations before income taxes	(43.7)	(22.3)
Income tax benefit	(28.5)	(1.7)
Net loss	(15.2)	(20.6)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to Myriad Genetics, Inc. stockholders	$(15.2)	$(20.6)

(15)    SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended September 30,
	2020	2019
Cash paid during the period for income taxes	$1.3	$0.2
Cash paid for interest	2.6	2.8
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$—	$74.5
Operating lease liabilities	—	(78.8)
Accrued liabilities and other long-term liabilities	—	4.3

(16)     SUBSEQUENT EVENTS
Change in Fiscal Year
On October 9, 2020, the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year ending on the last day of June of each year to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2021. Accordingly, the Company will be issuing financial statements for a six-month transition period ending December 31, 2020 and calendar year financial statements thereafter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars and shares in millions, except per share data)
Forward-Looking Statements
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” “continue,” “likely,” “will,” “strategy”, “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to: uncertainties associated with COVID-19, including its possible effects on our operations and the demand for our products and services; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; the risk that sales and profit margins of our existing molecular diagnostic tests and pharmaceutical and clinical services may decline or will not continue to increase at historical rates; risks related to our ability to successfully transition from our existing product portfolio to our new tests; risks related to changes in governmental or private insurers’ coverage and reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests; risks related to increased competition and the development of new competing tests and services; the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests and pharmaceutical and clinical services in a timely manner, or at all; the risk that we may not successfully develop new markets for our molecular diagnostic tests and pharmaceutical and clinical services, including our ability to successfully generate revenue outside the United States; the risk that licenses to the technology underlying our molecular diagnostic tests and pharmaceutical and clinical services tests and any future tests are terminated or cannot be maintained on satisfactory terms; risks related to delays or other problems with operating our laboratory testing facilities; risks related to public concern over genetic testing in general or our tests in particular; risks related to regulatory requirements or enforcement in the United States and foreign countries and changes in the structure of the healthcare system or healthcare payment systems; risks related to our ability to obtain new corporate collaborations or licenses and acquire new technologies or businesses on satisfactory terms, if at all; risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license or acquire; risks related to our projections about the potential market opportunity for our products; the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests; the risk of patent-infringement claims or challenges to the validity of our patents; risks related to changes in intellectual property laws covering our molecular diagnostic tests and pharmaceutical and clinical services and patents or enforcement in the United States and foreign countries, such as the Supreme Court decisions in Mayo Collab. Servs. v. Prometheus Labs., Inc., 566 U.S. 66 (2012), Ass’n for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 576 (2013), and Alice Corp. v. CLS Bank Int’l, 573 U.S. 208 (2014); risks of new, changing and competitive technologies and regulations in the United States and internationally; the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements; the risk that we will be unable to pay, when due, amounts due under our credit or lending agreements; and other factors discussed under the heading “Risk Factors” contained in Item 1A of our Annual report on Form 10-K for the fiscal year ended June 30, 2020, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q (including Item 1A below in this report) or Current Reports on Form 8-K.
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

General
We are a leading precision medicine company acting as a trusted advisor to transform patient lives through pioneering molecular diagnostics. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which such genes and proteins are involved to better understand the molecular basis of certain human diseases. We believe that identifying these biomarkers (i.e., DNA, RNA and proteins) will enable us to develop novel molecular diagnostic tests that can provide important information to solve unmet medical needs. During the three months ended September 30, 2020, we reported total revenues of $145.2 and net loss of $(15.2) resulting in $(0.20) net loss per share.
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
Business Updates

During the quarter ended September 30, 2020, we continued to see improvement in business fundamentals, including test volumes, for our diagnostic products which have been affected by the COVID-19 pandemic. Total test volumes reached 90 percent of pre-pandemic levels by the end of the quarter compared to 75 percent of pre-pandemic levels at the end of the prior quarter ended June 30, 2020. We have also made the following recent announcements:

•Appointed Paul J. Diaz as President and Chief Executive Officer, effective August 13, 2020.

•The American College of Obstetricians and Gynecologists recently issued guidelines recommending prenatal testing for average risk patients. These guidelines have led to new medical policy guidelines for payors covering average risk testing incorporating 24 million covered lives to date.

•Received a local coverage determination ("LCD") for Prolaris for unfavorable intermediate and high-risk patients from Palmetto GBA and CGS Administrators, LLC, two of the administrative contractors for the Centers for Medicare & Medicaid Services. The final LCD becomes effective December 6, 2020.

•The final LCD for pharmacogenomic (PGx) testing became effective during the quarter, which expanded coverage for patients to all healthcare providers licensed and qualified to diagnose the condition and prescribe relevant medications (either independently or in an arrangement).

•Received coverage from the German Federal Joint Committee (G-BA) for the EndoPredict® breast cancer prognostic test. The positive decision means that EndoPredict® is now available to all patients with statutory health insurance in Germany without restrictions as a benefit of the statutory health insurance scheme (GKV).

Change in Fiscal Year
On October 9, 2020, our Board of Directors approved a change in our fiscal year from a fiscal year ending on the last day of June of each year to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2021. Accordingly, we will be issuing financial statements for a six-month transition period ending as of December 31, 2020, and calendar year financial statements thereafter.

Results of Operations for the Three Months Ended September 30, 2020 and 2019
Revenue

	Three months ended September 30,
(In millions)	2020	2019	Change
Revenue	$145.2	$186.3	$(41.1)
The Company's revenues for the three months ended September 30, 2020 continued to be impacted by factors related to the COVID-19 pandemic, including patients incurring obstacles to access healthcare professionals, which resulted in testing volumes declining compared to the prior year across the majority of the products. In addition, the average expected reimbursement per test decreased due to a variety of factors such as negotiating new contracts with payors and the impact of a $2.2 million reduction in revenues for estimated future refunds across the Company's products. Hereditary Cancer Testing revenues decreased $23.9 compared to the same period in the prior year due primarily to an approximate 18% decrease in volumes and an approximate 6% decrease in average reimbursement per test. GeneSight revenues declined $10.8 compared to the same period in the prior year due primarily to an approximate 28% decrease in volumes and an approximate 27% decrease in average reimbursement per test. Prenatal revenues declined $7.0 compared to the same period in the prior year due primarily to a decrease in average reimbursement per test of approximately 34%. Pharmaceutical and clinical service revenue declined $4.8 compared to the same period in the prior year, primarily as a result of selling the Clinic in February 2020.
The following table presents additional detail regarding the composition of our total revenue for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,		$ Change	% of Total Revenue
(In millions)	2020	2019		2020	2019
Molecular diagnostic revenues:
Hereditary Cancer Testing	$80.6	$104.5	$(23.9)	56%	56%
Prenatal	16.5	23.5	(7.0)	11%	13%
GeneSight	11.9	22.7	(10.8)	8%	12%
Vectra	9.1	11.0	(1.9)	6%	6%
myChoice CDx	7.8	1.3	6.5	5%	1%
Prolaris	6.4	6.5	(0.1)	4%	3%
EndoPredict	2.8	2.3	0.5	2%	1%
Other	0.6	0.2	0.4	—%	—%
Total molecular diagnostic revenue	135.7	172.0	(36.3)
Pharmaceutical and clinical service revenue	9.5	14.3	(4.8)	7%	8%
Total revenue	$145.2	$186.3	$(41.1)	100%	100%
Cost of Sales

	Three months ended September 30,
(In millions)	2020	2019	Change
Cost of molecular diagnostic testing	$39.9	$41.2	$(1.3)
Cost of molecular diagnostic testing as a % of revenue	29.4%	24.0%
Cost of pharmaceutical and clinical services	$4.3	$8.5	$(4.2)
Cost of pharmaceutical and clinical services as a % of revenue	45.3%	59.4%
The cost of molecular diagnostic testing as a percentage of revenue increased from 24.0% to 29.4% during the three months ended September 30, 2020 compared to the same period in the prior year.  The increase was primarily driven by the decline in revenue from lower test volumes during the period, attributable to the impact of COVID-19 as lower revenues were generated to cover fixed costs of performing the tests. The cost of pharmaceutical and clinical services as a percentage of revenue decreased from 59.4% to 45.3% during the three months ended September 30, 2020 compared to the same period in the prior year due to the sale of the Clinic in February 2020.

Research and Development Expenses

	Three months ended September 30,
(In millions)	2020	2019	Change
R&D expense	$17.6	$21.3	$(3.7)
R&D expense as a % of sales	12.1%	11.4%
Research and development expense for the three months ended September 30, 2020 decreased compared to the same period in the prior year primarily due to decreased personnel expenses from a decrease in headcount and decreased technology related expenses from synergies between our labs located in Salt Lake City and in San Francisco.
Change in the Fair Value of Contingent Consideration

	Three months ended September 30,
(In millions)	2020	2019	Change
Change in the fair value of contingent consideration	$(1.1)	$0.7	$(1.8)
Change in the fair value of contingent consideration as a % of sales	(0.8)%	0.4
The fair value of contingent consideration for the three months ended September 30, 2020 decreased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon acquisition.
Selling, General and Administrative Expenses

	Three months ended September 30,
(In millions)	2020	2019	Change
SG&A expense	$124.1	$135.5	$(11.4)
SG&A expense as a % of sales	85.5%	72.7%
Selling, general and administrative expense decreased for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to the Company implementing cost saving measures due to the decline in testing volumes as a result of the impacts of COVID-19 and due to a decline in expense from the sale of the Clinic in February 2020. The cost savings measures implemented by the Company have been partially offset by increased legal expenses and expenses related to our leadership transition in the current six-month transition period ending December 31, 2020.
Other Expense, net

	Three months ended September 30,
(In millions)	2020	2019	Change
Other expense, net	$(4.1)	$(1.4)	$(2.7)
Other expense, net increased for the three months ended September 30, 2020 compared to the same period in the prior year, due to increased foreign exchange losses and to decreased interest income.
Income Tax Benefit

	Three months ended September 30,
(In millions)	2020	2019	Change
Income tax benefit	$(28.5)	$(1.7)	$(26.8)
Effective tax rate	65.2%	7.6%
Our tax rate is the product of a blended U.S. federal effective rate of 21% and a blended state income tax rate of approximately 3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the three months ended September 30, 2020 was $28.5, and our effective tax rate was 65.2%.  The increase in the effective rate for the three months ended September 30, 2020 as compared to the same period in the prior year is primarily due to carrying back net operating losses due to the CARES Act.
Liquidity and Capital Resources
We believe that our existing capital resources and the cash to be generated from future sales, taking into consideration the expected continuing impacts of COVID-19 on our operations, will be sufficient to meet our projected operating requirements and repay the outstanding Amended Facility, which matures on July 31, 2023 and which has no scheduled principal payments prior to that date. Our available capital resources, however, may be consumed more rapidly than currently expected, and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all. We are subject to financial covenants as part of our outstanding Amended Facility. Based on the continued uncertainty regarding the impact of COVID-19 on our future operations, it is possible that we could be in violation of certain financial covenants contained in the Amended Facility within the Amendment Period, which runs through June 30, 2021. We may seek waivers or amendments from our lenders in order to avoid a future potential covenant violation, in addition to taking other potential actions. If we were unable to comply with the covenants in the future, that could result in an increase in the rate of interest and limits on our ability to incur certain additional indebtedness and could potentially cause the loan repayment to be accelerated. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
Additionally, the COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. This disruption can contribute to potential defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of lease and financing credit as well as other segments of the credit markets. We utilize a range of financing methods to fund our operations and capital expenditures and expect to continue to maintain financing flexibility in the current market conditions. However, due to the continuing rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
Our capital deployment strategy focuses on use of resources in the key areas of research and development, acquisitions, debt repayment, and the repurchase of our common stock.  We believe that investing organically through research and development or acquisitively to support business strategy provides the best return on invested capital.
The following table represents the balances of cash, cash equivalents and marketable investment securities:

(In millions)	September 30, 2020	June 30, 2020	Change
Cash and cash equivalents	$118.3	$163.7	$(45.4)
Marketable investment securities	42.1	54.1	(12.0)
Long-term marketable investment securities	30.2	37.0	(6.8)
Cash, cash equivalents and marketable investment securities	$190.6	$254.8	$(64.2)
The decrease in cash, cash equivalents, and marketable investment securities was primarily driven by $59.3 in cash used by operations and the use of $3.8 for the proceeds from the issuance of common stock, net of shares exchanged for withholding tax, offset by $18.6 in proceeds from maturities of marketable investments.

The following table represents the condensed consolidated cash flow statement:

	Three months ended September 30,
(In millions)	2020	2019	Change
Cash flows from operating activities	$(59.3)	$15.8	$(75.1)
Cash flows from investing activities	17.1	(7.1)	24.2
Cash flows from financing activities	(3.9)	(12.3)	8.4
Effect of foreign exchange rates on cash and cash equivalents	0.7	0.3	0.4
Net decrease in cash and cash equivalents	(45.4)	(3.3)	(42.1)
Cash and cash equivalents at the beginning of the period	163.7	93.2	70.5
Cash and cash equivalents at the end of the period	$118.3	$89.9	$28.4
Cash Flows from Operating Activities
The decrease in cash flows from operating activities for the three months ended September 30, 2020, compared to the same period in the prior year, was primarily due to the $107.9 change in the balance of prepaid taxes and the $17.0 change in the balance of trade accounts receivable, offset by an increase in the unrecognized tax benefit adjustment of $13.2 and an increase in the deferred income tax adjustment of $48.4.
Cash Flows from Investing Activities
For the three months ended September 30, 2020, compared to the same period in the prior year, the change in cash flows from investing activities was driven primarily by the purchase of approximately $23.1 of marketable securities during the same period in the prior year that did not occur during the three months ended September 30, 2020.
Cash Flows from Financing Activities
For the three months ended September 30, 2020, compared to the same period in the prior year, the decrease in cash flows from financing activities was driven primarily by the use of $8.6 in cash for repayment of the credit facility during the same period in the prior year that did not occur during the three months ended September 30, 2020.
Effects of Inflation
We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.
Share Repurchase Program
Our Board of Directors has previously authorized us to repurchase up to $200.0 of our outstanding common stock. We may repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2020, we are authorized to repurchase up to $110.7 under our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities”.
Critical Accounting Policies
Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  No significant changes to our accounting policies took place during the period. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk during the three months ended September 30, 2020 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which is incorporated by reference herein.
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
Changes in Internal Controls
The Company is in the midst of a multi-year transformation project to achieve better analytics and process efficiencies through the use of Oracle Fusion Cloud Services System. During the quarter ended September 30, 2020, the Company completed the implementation of certain modules used in the financial statement close process and management reporting. Additional phases will continue to be implemented over the coming year. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.
Other than as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other Legal Proceedings

On August 24, 2018, our wholly-owned subsidiary, Assurex Health, Inc. ("Assurex") was served with an Amended Complaint which had been filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Civil Action No. 2018 L 004972, by Pipe Trades Services MN Welfare Plan ("Pipe Trades"), as a qui tam relator, on behalf of the State of Illinois, Pipe Trades, and all others similarly situated, purportedly arising from Assurex's alleged violations of the Illinois Insurance Claims Fraud Prevention Act and other causes of action. Pipe Trades seeks certification of a putative class, certification as the purported class representative, and the payment of treble damages allegedly sustained by Pipe Trades and the purported class by reason of the allegations set forth in the amended complaint, plus statutory damages and penalties, plus interest, and legal and other costs and fees. The State of Illinois and Cook County, Illinois, have declined to intervene in the matter. On September 11, 2019, plaintiffs filed a second amended complaint, and on October 10, 2019, Assurex filed a Motion to Dismiss Plaintiff’s Second Amended Complaint for Lack of Personal Jurisdiction and Standing, requesting that the second amended complaint be dismissed in its entirety, with prejudice, for lack of personal jurisdiction and standing. On July 20, 2020, this motion was denied. The Company’s motion filed on August 12, 2020, for interlocutory appeal of the denial of the motion to dismiss, was denied in a hearing on October 30, 2020. The Company intends to continue to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

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

Item 1A.    Risk Factors
The following risk factor disclosure should be read in conjunction with the risk factors described in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
We may be adversely impacted if we are unable to successfully implement new systems or unable to adapt systems to our change in fiscal year-end.

Information technology systems are an important part of our business operations. We are in the midst of a multi-year transformation project to achieve better analytics and process efficiencies through the use of Oracle Fusion Cloud Services System ("Oracle Fusion"). This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. During the quarter ended September 30, 2020, we completed the implementation of certain modules used in the financial statement close process and management reporting. Additional integrations are expected to take place over the next year. An implementation of this nature is a major undertaking from a financial, management and personnel perspective. The implementation of Oracle Fusion may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will be beneficial to the extent anticipated.

In addition, we have announced a change in our fiscal year end from a fiscal year ending on the last day of June of each year to a calendar fiscal year ending on the last day of December each year, effective January 1, 2021, which will require certain modifications to our systems used for accounting and management reporting. If the systems are not appropriately configured for the change in fiscal year-end it could have a material adverse effect on our results of operations and financial condition.

We are subject to debt covenants that impose operating and financial restrictions on us and if we are not able to comply with them, it could have a material adverse impact on our operations and liquidity.

Covenants in the Amended Facility impose operating and financial restrictions on us. These restrictions may prohibit or place limitations on, among other things, our ability to incur additional indebtedness, create certain types of liens, and complete mergers, consolidations, or change in control transactions. Under the Amended Facility, a change in control of the Company, which means that a shareholder or a group of shareholders is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power of the voting stock of the Company, would require mandatory prepayment of the outstanding debt. The Amended Facility may also prohibit or place limitations on our ability to sell assets, pay dividends or provide other distributions to shareholders. These restrictions could also limit our ability to take advantage of business opportunities.

We must maintain specified leverage and interest ratios measured as of the end of each applicable quarter as financial covenants in the Amended Facility. The Amended Facility, through Amendment No. 2 entered into on May 1, 2020, modified compliance with the leverage covenant and the interest coverage ratio covenant, which were waived through March 31, 2021, and added a minimum EBITDA covenant for the quarters ending December 31, 2020 and March 31, 2021. Based on the continued uncertainty regarding the impact of COVID-19 on our future operations, it is possible that we could be in violation of certain financial covenants contained in the Amended Facility within the modification period, which runs through June 30, 2021.

If we are unable to comply with the covenants and ratio in the Amended Facility, we may be in default under the agreement. A default would result in an increase in the rate of interest and limits on our ability to incur certain additional indebtedness and it could potentially cause the loan repayment to be accelerated, any of which could have a material adverse impact on our operations and liquidity.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of September 30, 2020. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.
No stock repurchases were made under our stock repurchase program during the three months ended September 30, 2020.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
None.
Item 6.    Exhibits.

10.1	Executive Employment Agreement between the Registrant and Paul J. Diaz dated July 24, 2020.

10.2*	Performance-Based Restricted Stock Unit Agreement between the Registrant and Paul J. Diaz dated October 8, 2020.

10.3	Restricted Stock Unit Agreement between the Registrant and Paul J. Diaz dated August 13, 2020.

10.4	Performance-Based Non-Qualified Stock Option Agreement between the Registrant and Paul J. Diaz dated August 13, 2020.

10.5	Non-Qualified Stock Option Agreement between the Registrant and Paul J. Diaz dated August 13, 2020.

10.6	Form of Separation and Release Agreement between the Registrant and Paul J. Diaz.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

* The appendix to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of the omitted appendix will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 9, 2020	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: November 9, 2020	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and accounting officer)