Form 10-Q
period 2021-03-31
MYRIAD GENETICS INC
filed 2021-05-05
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2021, the registrant had 77,051,966 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148.9	$117.0
Marketable investment securities	27.2	33.7
Prepaid expenses	13.9	11.7
Inventory	24.6	27.1
Trade accounts receivable	94.1	89.5
Prepaid taxes	18.1	108.4
Other receivables	2.4	2.0
Total current assets	329.2	389.4
Property, plant and equipment, net	45.1	40.7
Operating lease right-of-use assets	58.9	59.7
Long-term marketable investment securities	11.9	21.0
Intangibles, net	559.9	576.5
Goodwill	328.3	329.2
Other assets	3.6	2.3
Total assets	$1,336.9	$1,418.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20.8	$20.5
Accrued liabilities	83.1	79.1
Current maturities of operating lease liabilities	14.0	13.6
Deferred revenue	31.1	32.7
Total current liabilities	149.0	145.9
Unrecognized tax benefits	30.8	30.5
Long-term deferred taxes	59.2	71.3
Long-term debt	154.0	224.8
Noncurrent operating lease liabilities	49.4	50.6
Other long-term liabilities	19.3	14.7
Total liabilities	461.7	537.8
Commitments and contingencies
Stockholders’ equity:
Common stock, 76.7 and 75.4 shares outstanding at March 31, 2021 and December 31, 2020, respectively	0.8	0.8
Additional paid-in capital	1,144.5	1,109.5
Accumulated other comprehensive loss	(3.6)	(2.3)
Accumulated deficit	(266.5)	(227.0)
Total Myriad Genetics, Inc. stockholders’ equity	875.2	881.0
Non-controlling interest	—	—
Total stockholders' equity	875.2	881.0
Total liabilities and stockholders’ equity	$1,336.9	$1,418.8
See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Molecular diagnostic testing	$159.6	$150.5
Pharmaceutical and clinical services	13.5	13.5
Total revenue	173.1	164.0
Costs and expenses:
Cost of molecular diagnostic testing	44.1	43.1
Cost of pharmaceutical and clinical services	6.2	7.0
Research and development expense	23.1	19.7
Change in the fair value of contingent consideration	0.9	(3.4)
Selling, general, and administrative expense	145.5	132.9
Goodwill and intangible asset impairment charges	—	98.4
Total costs and expenses	219.8	297.7
Operating loss	(46.7)	(133.7)
Other income (expense):
Interest income	0.2	0.8
Interest expense	(3.0)	(2.3)
Other	(0.1)	4.1
Total other income (expense), net	(2.9)	2.6
Loss before income tax	(49.6)	(131.1)
Income tax benefit	(10.1)	(15.9)
Net loss	(39.5)	(115.2)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to Myriad Genetics, Inc. stockholders	$(39.5)	$(115.2)
Net loss per share:
Basic and diluted	$(0.52)	$(1.55)
Weighted average shares outstanding:
Basic and diluted	76.0	74.5
See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Net loss attributable to Myriad Genetics, Inc. stockholders	$(39.5)	$(115.2)
Unrealized loss on available-for-sale debt securities, net of tax	(0.2)	(0.1)
Change in foreign currency translation adjustment, net of tax	(1.1)	(2.5)
Comprehensive loss	(40.8)	(117.8)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to Myriad Genetics, Inc. stockholders	$(40.8)	$(117.8)
See accompanying notes to condensed consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-Controlling Interest	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2019	$0.7	$1,085.1	$(5.3)	$(3.3)	$0.1	$1,077.3
Issuance of common stock under share-based compensation plans, net of shares exchanged for withholding tax	—	0.2	—	—	—	0.2
Share-based payment expense	—	7.5	—	—	—	7.5
Non-controlling interest	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(115.2)	—	(115.2)
Reclassification out of accumulated other comprehensive loss upon the deconsolidation of a subsidiary	—	—	0.1	—	—	0.1
Other comprehensive loss, net of tax	—	—	(2.6)	—	—	(2.6)
BALANCES AT MARCH 31, 2020	$0.7	$1,092.8	$(7.8)	$(118.5)	$—	$967.2

BALANCES AT DECEMBER 31, 2020	$0.8	$1,109.5	$(2.3)	$(227.0)	$—	$881.0
Issuance of common stock under share-based compensation plans, net of shares exchanged for withholding tax	—	26.0	—	—	—	26.0
Share-based payment expense	—	9.0	—	—	—	9.0
Net loss	—	—	—	(39.5)	—	(39.5)
Other comprehensive loss, net of tax	—	—	(1.3)	—	—	(1.3)
BALANCES AT MARCH 31, 2021	$0.8	$1,144.5	$(3.6)	$(266.5)	$—	$875.2
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Myriad Genetics, Inc. stockholders	$(39.5)	$(115.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18.4	17.9
Non-cash interest expense	0.5	0.1
Non-cash lease expense	3.5	3.0
Gain on deconsolidation of subsidiary	—	(1.0)
Gain on disposition of assets	(0.3)	(0.1)
Share-based compensation expense	9.0	7.5
Deferred income taxes	(11.8)	(16.0)
Unrecognized tax benefits	0.3	(0.1)
Impairment of goodwill and intangible assets	—	98.4
Change in fair value of contingent consideration	0.9	(3.4)
Changes in assets and liabilities:
Prepaid expenses	(2.1)	3.6
Trade accounts receivable	(4.7)	15.9
Other receivables	(0.4)	1.2
Inventory	2.4	(2.6)
Prepaid taxes	90.3	(0.7)
Other assets	(1.2)	—
Accounts payable	0.3	9.2
Accrued liabilities	7.8	(1.1)
Deferred revenue	(1.6)	0.2
Net cash provided by operating activities	71.8	16.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7.1)	(3.0)
Proceeds from sale of subsidiary	—	21.3
Purchases of marketable investment securities	—	(15.8)
Proceeds from maturities and sales of marketable investment securities	15.3	20.7
Net cash provided by investing activities	8.2	23.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under share-based compensation plans	26.5	0.3
Payment of tax withheld for common stock issued under share-based compensation plans	(0.5)	(0.1)
Payment of contingent consideration recognized at acquisition	(3.3)	—
Fees associated with refinancing of revolving credit facility	(1.2)	—
Repayment of revolving credit facility	(70.0)	—
Net cash provided by (used in) financing activities	(48.5)	0.2
Effect of foreign exchange rates on cash and cash equivalents	0.4	(1.9)
Change in cash and cash equivalents classified as held for sale	—	1.5
Net increase in cash and cash equivalents	31.9	39.8
Cash and cash equivalents at beginning of the period	117.0	81.2
Cash and cash equivalents at end of the period	$148.9	$121.0
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Myriad Genetics, Inc. and subsidiaries (collectively, the “Company” or “Myriad”) is a leading personalized precision medicine company acting as a trusted advisor to transform patient lives through molecular diagnostics. The Company employs a number of proprietary technologies, including DNA, RNA and protein analysis, that help it to understand the genetic basis of human disease and the role that genes and their related proteins may play in the onset and progression of disease. The Company uses this information to guide the development of molecular diagnostic and companion diagnostic tests that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine). The Company generates revenue by performing molecular diagnostic tests as well as by providing pharmaceutical and clinical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company’s corporate headquarters are located in Salt Lake City, Utah.
The accompanying condensed consolidated financial statements for the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2020.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Operating results for the three months ended March 31, 2021 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The Company has historically experienced seasonality in its testing business. The quarter ending March 31 is typically negatively impacted by the annual reset of patient deductibles. Additionally, the volume of testing is negatively impacted by the summer season, which is generally reflected in the quarter ending June 30. The quarter ending December 31 is generally strong as the Company sees an increase in volumes from patients who have met their annual insurance deductible.
Due to the COVID-19 global pandemic (“COVID-19”), seasonality may not follow the same pattern as in prior years. Volumes and results of operations were impacted negatively in calendar year 2020 by COVID-19. As such, the Company’s year over year results may not be comparable. Management continues to monitor the impacts of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evaluation of COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 on results of operations, financial condition, or liquidity for future periods.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications have no impact on the total assets, total liabilities, stockholders’ equity, cash flows from operations, or net loss for the period.
Recent Accounting Pronouncements
Recently Adopted Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASC 2019-12 is a new accounting standard to simplify accounting for income taxes and remove, modify, and add to the disclosure requirements of income taxes. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. This guidance was adopted with no material impact to the Company's Condensed Consolidated Financial Statements.

2.REVENUE
Myriad generates revenue by performing molecular diagnostic testing and pharmaceutical services. The Company previously provided clinical services until selling Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) in February 2020. Revenue from the sale of molecular diagnostic tests and pharmaceutical and clinical services is recorded at the estimated amount of consideration to be received. The Company has determined that the communication of test results or the completion of clinical and pharmaceutical services indicates transfer of control for revenue recognition purposes.
The following table presents detail regarding the composition of the Company’s total revenue by product and by U.S. versus rest of world (“RoW”):

	Three Months Ended March 31,
	2021			2020
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer Testing	$65.1	$11.0	$76.1	$81.3	$3.9	$85.2
Prenatal	23.6	0.1	23.7	20.2	0.1	20.3
GeneSight	17.6	—	17.6	20.4	—	20.4
Vectra	10.7	—	10.7	10.5	—	10.5
myChoice CDx	4.8	3.6	8.4	3.2	0.1	3.3
Prolaris	18.5	—	18.5	6.8	—	6.8
EndoPredict	0.9	3.2	4.1	0.6	2.9	3.5
Other	—	0.5	0.5	0.4	0.1	0.5
Total molecular diagnostic revenue	141.2	18.4	159.6	143.4	7.1	150.5
Pharmaceutical and clinical service revenue	13.5	—	13.5	9.6	3.9	13.5
Total revenue	$154.7	$18.4	$173.1	$153.0	$11.0	$164.0

The Company performs its obligation under a contract with a customer by processing diagnostic tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company’s performance of its contractual obligations. When this occurs, the Company records a contract liability as deferred revenue. During the fiscal year ended June 30, 2020, the Company received approximately $29.7 million in advance Medicare payments to provide relief from the economic impacts of COVID-19 on the Company. Repayment of the advanced Medicare payments began in April 2021. A reconciliation of the beginning and ending balances of deferred revenue is shown in the table below:

	Three Months Ended March 31,
(in millions)	2021	2020
Deferred revenue - beginning balance	$32.7	$3.6
Revenue recognized	(6.7)	(1.3)
Prepayments	5.1	1.5
Deferred revenue - ending balance	$31.1	$3.8
In accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, the Company periodically enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical services that may have terms longer than one year and include multiple performance obligations. As of March 31, 2021, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $11.2 million.

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

The estimate of revenue is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with collections from third-party payors. When assessing the total consideration for insurance carriers and patients, revenues are further constrained for estimated refunds. The Company reserves certain amounts in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets in anticipation of requests for refunds of payments made previously by insurance carriers, which are accounted for as reductions in revenues in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash collections for certain diagnostic tests delivered may differ from rates originally estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third party payors. During the three months ended March 31, 2021, the Company recognized $5.3 million in revenue, which resulted in a $0.07 impact to earnings per share, for tests in which the performance obligation of delivering the tests results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price. Additionally, the Company recognized $6.8 million of revenue due to expanded coverage for Prolaris, for which revenue was fully constrained in a prior period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies that make payments on the customer's behalf, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented approximately 19% and 16% of total revenue for the three months ended March 31, 2021 and 2020, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. No payor accounted for more than 10% of accounts receivable at March 31, 2021 or December 31, 2020. The Company does not require collateral from its customers.

3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2021 and December 31, 2020 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2021:
Cash and cash equivalents:
Cash	$65.9	$—	$—	$65.9
Cash equivalents	83.0	—	—	83.0
Total cash and cash equivalents	148.9	—	—	148.9
Available-for-sale:
Corporate bonds and notes	22.7	0.4	—	23.1
Municipal bonds	8.2	0.1	—	8.3
Federal agency issues	4.0	—	—	4.0
US government securities	3.7	—	—	3.7
Total	$187.5	$0.5	$—	$188.0

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2020:
Cash and cash equivalents:
Cash	$47.9	$—	$—	$47.9
Cash equivalents	69.1	—	—	69.1
Total cash and cash equivalents	117.0	—	—	117.0
Available-for-sale:
Corporate bonds and notes	28.8	0.5	—	29.3
Municipal bonds	9.4	0.2	—	9.6
Federal agency issues	4.0	—	—	4.0
US government securities	11.7	0.1	—	11.8
Total	$170.9	$0.8	$—	$171.7

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at March 31, 2021:

(in millions)	Amortized cost	Estimated fair value
Cash	$65.9	$65.9
Cash equivalents	83.0	83.0
Available-for-sale:
Due within one year	26.9	27.2
Due after one year through five years	11.7	11.9
Due after five years	—	—
Total	$187.5	$188.0

There were no debt securities classified as available-for-sale in a gross unrealized loss position as of March 31, 2021 or December 31, 2020.

Additional information relating to fair value of marketable investment securities can be found in Note 4.

4.FAIR VALUE MEASUREMENTS
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
Level 3—unobservable inputs.
All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement period of approximately 14.3 years, utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business. The contingent earn-out liabilities are classified as a component of Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.  Changes to contingent consideration liabilities are reflected in Change in the fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.
The fair value of the Company’s long-term debt, which it considers a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of the Company’s long-term debt is estimated to be $153.6 million at March 31, 2021.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2021
Money market funds (a)	$83.0	$—	$—	$83.0
Corporate bonds and notes	—	23.1	—	23.1
Municipal bonds	—	8.3	—	8.3
Federal agency issues	—	4.0	—	4.0
US government securities	—	3.7	—	3.7
Contingent consideration	—	—	(8.0)	(8.0)
Total	$83.0	$39.1	$(8.0)	$114.1
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Money market funds (a)	$69.1	$—	$—	$69.1
Corporate bonds and notes	—	29.3	—	29.3
Municipal bonds	—	9.6	—	9.6
Federal agency issues	—	4.0	—	4.0
US government securities	—	11.8	—	11.8
Contingent consideration	—	—	(10.9)	(10.9)
Total	$69.1	$54.7	$(10.9)	$112.9
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance December 31, 2020	$10.9
Payment of contingent consideration	(3.3)
Change in fair value recognized in the income statement	0.9
Translation adjustments recognized in other comprehensive loss	(0.5)
Ending balance March 31, 2021	$8.0

5.PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	March 31, 2021	December 31, 2020
Leasehold improvements	$36.8	$35.7
Equipment	119.0	117.9
Property, plant and equipment, gross	155.8	153.6
Less accumulated depreciation	(110.7)	(112.9)
Property, plant and equipment, net	$45.1	$40.7

	Three Months Ended March 31,
(in millions)	2021	2020
Depreciation expense	$2.9	$2.6

6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2021:

(in millions)	Diagnostic	Other	Total
Beginning balance	$272.3	$56.9	$329.2
Translation adjustments	(0.9)	—	(0.9)
Ending balance	$271.4	$56.9	$328.3

Intangible Assets
Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At March 31, 2021:
Purchased licenses and technologies	$816.6	$(263.1)	$553.5
Customer relationships	4.7	(4.6)	0.1
Trademarks	3.0	(1.5)	1.5
Total amortized intangible assets	824.3	(269.2)	555.1
In-process research and development	4.8	—	4.8
Total unamortized intangible assets	4.8	—	4.8
Total intangible assets	$829.1	$(269.2)	$559.9

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2020:
Purchased licenses and technologies	$818.2	$(248.2)	$570.0
Customer relationships	4.7	(4.5)	0.2
Trademarks	3.0	(1.5)	1.5
Total amortized intangible assets	825.9	(254.2)	571.7
In-process research and development	4.8	—	4.8
Total unamortized intangible assets	4.8	—	4.8
Total intangible assets	$830.7	$(254.2)	$576.5

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Amortization of intangible assets	$15.5	$15.3
7.ACCRUED LIABILITIES

(in millions)	March 31, 2021	December 31, 2020
Employee compensation and benefits	$41.2	$43.7
Accrued taxes payable	5.4	4.3
Recoupments payable and reserves	6.9	9.3
Short-term contingent consideration	—	3.4
Other	29.6	18.4
Total accrued liabilities	$83.1	$79.1

8.LONG-TERM DEBT
On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) by and among Myriad, as borrower, and the lenders from time to time party thereto. On July 31, 2018, the Company entered into Amendment No. 1 which effected an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 and the maximum aggregate principal commitment was increased from $300.0 million to $350.0 million. On May 1, 2020, the Company entered into Amendment No. 2, which waived the Company’s compliance with certain financial covenants, amended compliance with certain operating covenants, and modified the interest rate and other terms during a modification period from March 31, 2020 through June 30, 2021 (the “Modification Period”). On February 22, 2021, the Company entered into Amendment No. 3 (the “Amended Facility”), which, among other things, decreased the maximum aggregate principal commitment from $350.0 million to $300.0 million, with a further reduction in the maximum aggregate principal commitment from $300.0 million to $250.0 million by September 30, 2021 (if not previously reduced to such amount in connection with certain specified asset sales), waived the Company’s compliance with certain financial covenants through the quarter ending March 31, 2022, extended the Modification Period for an additional year, through June 30, 2022, and revised certain negative covenants in connection with the extension. The amendments were accounted for as modifications pursuant to guidance in ASC 470-50. There are no scheduled principal payments of the Amended Facility prior to its maturity date.
The Amended Facility contains customary loan terms, interest rates, representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Amended Facility also contains certain customary events of default. Amendment No. 2 modified the Facility to increase the interest rate to be fixed at a spread of LIBOR plus 350 basis points on drawn balance and the undrawn fee was increased to 50 basis points during the Modification Period. At the end of the Modification Period, interest rates return to the previous pricing based on a spread of LIBOR plus 150-250 basis points on drawn balances and an undrawn fee ranging from 25 to 45 basis points, in each case, based on the Company's leverage ratio. The LIBOR floor was also increased to 1.0% during the Modification Period. The interest rate as of March 31, 2021 was 4.5%.
Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, and complete mergers, consolidations, or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to stockholders. Beginning with the quarter ended June 30, 2022, the Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. Amendment No. 2 modified the Amended Facility's compliance with the leverage covenant and the interest coverage ratio covenant, which were waived through March 31, 2021. A minimum liquidity covenant was added for the period beginning May 1, 2020 until March 31, 2021, and a minimum EBITDA covenant was added for the quarters ended December 31, 2020 and March 31, 2021. Amendment No. 2 also revised certain negative covenants of the Amended Facility during the Modification Period. Amendment No. 3 waived compliance with the leverage ratio and the interest coverage ratio covenants through the quarter ending March 31, 2022 and also lowered the minimum liquidity covenant applicable through such quarter. Amendment No. 3 also removed the minimum EBITDA covenant and restricted the Company from borrowing under the Amended Facility if unrestricted cash and cash equivalents exceed $150.0 million, unless such borrowings are in connection with acquisitions. The Company was in compliance with all applicable financial covenants at March 31, 2021.
On February 26, 2021, the Company made a $70.0 million principal repayment on the Amended Facility. During the transition period ended December 31, 2020, the Company did not make any principal repayments.
The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. Amounts outstanding under the Amended Facility were as follows:

(in millions)	March 31, 2021	December 31, 2020
Long-term debt	$156.6	$226.7
Long-term debt discount	(2.6)	(1.9)
Net long-term debt	$154.0	$224.8

9.OTHER LONG-TERM LIABILITIES

(in millions)	March 31, 2021	December 31, 2020
Contingent consideration	$8.0	$7.4
Other	11.3	7.3
Total other long-term liabilities	$19.3	$14.7

The Company's balance of other long-term liabilities as of March 31, 2021 and December 31, 2020 consists of the Company’s portion of social security taxes that have been deferred under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that do not have to be deposited until December 2022, and leasehold improvements made to the Company’s new headquarters in Salt Lake City, Utah under a lease that has not yet commenced.
10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no preferred shares outstanding at March 31, 2021.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 76.7 million shares issued and outstanding at March 31, 2021.
Common shares issued and outstanding

	Three Months Ended March 31,
(in millions)	2021	2020
Beginning common stock issued and outstanding	75.4	74.5
Common stock issued upon exercise of options, vesting of restricted stock units and purchases under employee stock purchase plan	1.3	—
Common stock issued and outstanding at end of period	76.7	74.5
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended March 31,
(in millions)	2021	2020
Denominator:
Weighted-average shares outstanding used to compute basic EPS	76.0	74.5
Effect of dilutive shares	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	76.0	74.5
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Anti-dilutive options and RSUs excluded from EPS computation	0.3	0.4

Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 million of the Company’s outstanding common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company's management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2021, the Company is authorized to repurchase up to $110.7 million of shares under this authorization. No shares were repurchased during the three months ended March 31, 2021 or 2020.
11.SHARE-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants, and directors. Stockholders have approved annual amendments to the 2017 Plan increasing the shares available to grant. As of March 31, 2021, the Company has 3.3 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares, which were subject to the RSU, shall again be available for issuance pursuant to the 2017 Plan. To the extent awards outstanding under the Company's prior equity plans expire or are cancelled without delivery of shares of common stock, they also shall be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an award-by-award basis. RSUs granted to employees generally vest ratably over four years on the anniversary date of the designated day of the last week of the month in which the RSUs are granted. The number of RSUs awarded to certain employees may be increased or reduced based on certain additional performance metrics. Options and RSUs granted to non-employee directors vest in full upon completion of one year of service on the anniversary following the date of the grant. Options generally vest ratably over service periods of four years.  Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant. In September 2014, the Company began generally issuing RSUs in lieu of stock options.

Stock Options
A summary of the stock option activity under the Company’s equity plans and inducement awards, for the three months ended March 31, 2021 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	5.2	$23.24
Options granted	—	$—
Less:
Options exercised	(1.2)	$21.83
Options canceled or expired	(0.1)	$24.29
Options outstanding at March 31, 2021	3.9	$23.66
Options exercisable at March 31, 2021	3.3	$25.79
As of March 31, 2021, there was $4.0 million of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units
A summary of the RSU activity under the Company’s equity plans and inducement awards, including RSU awards with performance metrics, for the three months ended March 31, 2021 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	3.2	$20.56
RSUs granted	1.3	$30.07
Less:
RSUs vested	—	$—
RSUs canceled	(0.1)	$25.60
RSUs outstanding at March 31, 2021	4.4	$23.53
As of March 31, 2021, there was $89.5 million of total unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.8 years.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was approved by stockholders in 2012 (the “2012 Purchase Plan”), under which 2.0 million shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of March 31, 2021, approximately 0.2 million shares of common stock are available for issuance under the 2012 Purchase Plan.
Share-Based Compensation Expense
Share-based compensation expense recognized and included in the condensed consolidated statements of operations and comprehensive loss was allocated as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Cost of molecular diagnostic testing	$0.3	$0.3
Cost of pharmaceutical and clinical services	0.1	0.1
Research and development expense	1.5	1.2
Selling, general, and administrative expense	7.1	5.9
Total share-based compensation expense	$9.0	$7.5
12.INCOME TAXES
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
Income tax benefit for the three months ended March 31, 2021 was $10.1 million, or approximately 20.4% of pre-tax loss compared to an income tax benefit of $15.9 million, or approximately 12.1% of pre-tax loss, for the three months ended March 31, 2020.  Income tax benefit for the three months ended March 31, 2021 is based on the Company’s estimated annualized effective tax rate for the fiscal year ending December 31, 2021, adjusted for discrete items recognized during the period.  For the three months ended March 31, 2021, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, and differences between the total amount of stock compensation recognized and the amount allowable for tax deductions.
The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.  The Company is currently under audit by the State of New Jersey for the fiscal years June 30, 2013 through 2017; the State of New York and the Commonwealth of Massachusetts for the fiscal years June 30, 2014 through 2016; Germany for the fiscal years June 30, 2013 through 2015; and Switzerland for the fiscal years June 30, 2015 through 2016. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

13.COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of March 31, 2021, the management of the Company believes any reasonably possible liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
14.SEGMENT AND RELATED INFORMATION
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

Segment revenue and operating income (loss) were as follows during the periods presented:

(in millions)	Diagnostics	Other	Total
Three months ended March 31, 2021
Revenues	$157.8	$15.3	$173.1
Depreciation and amortization	17.0	1.4	18.4
Segment operating income (loss)	10.5	(57.2)	(46.7)

Three months ended March 31, 2020
Revenues	$150.5	$13.5	$164.0
Depreciation and amortization	16.8	1.1	17.9
Segment operating loss	(93.6)	(40.1)	(133.7)

	Three Months Ended March 31,
(in millions)	2021	2020
Total operating loss for reportable segments	$(46.7)	$(133.7)
Unallocated amounts:
Interest income	0.2	0.8
Interest expense	(3.0)	(2.3)
Other	(0.1)	4.1
Loss from operations before income taxes	(49.6)	(131.1)
Income tax benefit	(10.1)	(15.9)
Net loss	(39.5)	(115.2)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to Myriad Genetics, Inc. stockholders	$(39.5)	$(115.2)

15.SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(in millions)	2021	2020
Cash paid during the period for income taxes	$—	$0.2
Cash paid for interest	2.3	2.1
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$2.7	$—
Operating lease liabilities	2.7	—

16.SUBSEQUENT EVENTS
On April 26, 2021, the Company entered into a definitive agreement to sell the Myriad myPath, LLC laboratory, which is the laboratory that offers the myPath Melanoma test, to Castle Biosciences, Inc. for total cash consideration of $32.5 million. On May 1, 2021, the Company entered into a definitive agreement to sell select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit to Laboratory Corporation of America Holdings for total cash consideration of $150.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars and shares in millions, except per share data)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the transition period ended December 31, 2020 included in our Transition Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on March 16, 2021. “We,” “us,” “our,” “Myriad” and the “Company” as used in this Quarterly Report on Form 10‑Q refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.
Cautionary Statement Regarding Forward-Looking Statements
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10‑Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” “continue,” “likely,” “will,” “strategy” and “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to:

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

•the risk of patent-infringement claims or challenges to the validity of our patents;
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
•the risk that we will be unable to pay, when due, amounts due under our credit or lending agreements; and
•risks related to the material weakness identified in our internal control over financial reporting, including the impact thereof and our remediation plan.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements in this Quarterly Report attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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
Business Updates

During the quarter ended March 31, 2021, we continued to see improvement in business fundamentals for our diagnostic products which have been affected by the COVID-19 pandemic. We have also made the following recent announcements:

•Entered into Amendment No. 3 to the Amended Facility on February 22, 2021 as discussed in Note 8, which modified the Amended Facility.

•Announced the hiring of Myriad's new Chief Growth Officer and Diversity, Equity and Inclusion leader, and the new appointment of our Chief Marketing Officer, Chief Technology Officer, and President of Myriad Oncology.

•Entered into a collaboration with Intermountain Precision Genomics for a comprehensive offering of germline and somatic tumor testing services. The strategic collaboration combines germline genetic testing, next-generation tumor sequencing and world-class testing capabilities to elevate global precision oncology care.

•Presented new data at the American Society of Clinical Oncology Genitourinary Conference demonstrating that the Prolaris test can accurately predict which patients will benefit from multi-modality therapy. Using the newly established threshold, 27% of men with newly diagnosed high-risk disease and 73% with unfavorable intermediate-risk disease could avoid multi-modality therapy.

•Peer-reviewed journal Psychiatry Research has published a new analysis showing that the combinatorial approach available in the GeneSight® Psychotropic test is better than single-gene testing at predicting patient outcomes and medication blood levels.

•Launched the new Vectra® Cardiovascular Risk assessment that can predict the risk for cardiovascular events in patients with rheumatoid arthritis (RA). This new test result incorporates information on RA inflammation assessed by Vectra Score and three additional biomarkers, combined with traditional risk factors. Vectra is an advanced blood test that objectively measures inflammation caused by RA.

•Received the first reimbursement decision for the Myriad myChoice® Diagnostic System in Japan, which helps determine if women with ovarian cancer will benefit from the PARP inhibitor, Zejula® (niraparib). MyChoice was approved by Japan’s Ministry of Health, Labour and Welfare in September 2020 as a companion diagnostic for this indication and the reimbursement decision is now in effect.

•On April 26, 2021 and May 1, 2021, we entered into definitive agreements to sell the Myriad myPath, LLC laboratory as well as select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit, respectively. We continue to explore strategic alternatives for our Myriad RBM business unit.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The results of operations for the three months ended March 31, 2021 and 2020 are discussed below. See Note 14 “Segment and Related Information” in the notes to our Condensed Consolidated Financial Statements for information regarding our operating segments.
Revenue

	Three Months Ended March 31,		Change	% of Total Revenue
(in millions)	2021	2020	2021	2021	2020
Molecular diagnostic revenues:
Hereditary Cancer Testing	$76.1	$85.2	$(9.1)	44%	52%
GeneSight	17.6	20.4	(2.8)	10%	12%
Prenatal	23.7	20.3	3.4	14%	12%
Vectra	10.7	10.5	0.2	6%	6%
myChoice CDx	8.4	3.3	5.1	5%	3%
Prolaris	18.5	6.8	11.7	11%	5%
EndoPredict	4.1	3.5	0.6	2%	2%
Other	0.5	0.5	—	—%	—%
Total molecular diagnostic revenue	159.6	150.5	9.1
Pharmaceutical and clinical service revenue	13.5	13.5	—	8%	8%
Total revenue	$173.1	$164.0	$9.1	100%	100%
Revenue for the three months ended March 31, 2021 increased $9.1 million compared to the same period in the prior year. Revenue for the three months ended March 31, 2020 were negatively impacted by the pandemic as patients incurred significant obstacles to access health care professionals. Revenue from Prolaris increased $11.7 million compared to the same period in the prior year primarily due to expanded coverage and the submission of claims for previously performed tests that were pending clarification of the coverage policy. myChoice CDx revenues increased $5.1 million compared to the same period in the prior year due primarily to expansion in Japan. Prenatal revenues increased $3.4 million compared to the same period in the prior year due primarily to a 9% increase in volume and an increase of 7% in the average reimbursement per test. These increases in revenues were partially offset by decreases in revenues for Hereditary Cancer and GeneSight. Hereditary Cancer Testing revenues decreased $9.1 million compared to the same period in the prior year due primarily to an approximate 6% decrease in average reimbursement per test and 5% decrease in volume. Revenue from GeneSight decreased $2.8 million compared to the same period in the prior year due primarily to a decrease in the average reimbursement per test.
Pharmaceutical and clinical service revenue was flat for the three months ended March 31, 2021 compared to the same period in the prior year. Revenues decreased for the period ended March 31, 2021 by $3.9 million due to the sale of the Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”), an internal medicine emergency hospital, in February 2020. This decrease was offset by $2.5 million generated from processing COVID-19 tests, and also by increases in revenue from pharmaceutical services for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Cost of Sales

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Cost of molecular diagnostic testing	$44.1	$43.1	$1.0
Cost of molecular diagnostic testing as a % of revenue	27.6%	28.6%
Cost of pharmaceutical and clinical services	$6.2	$7.0	$(0.8)
Cost of pharmaceutical and clinical services as a % of revenue	45.9%	51.9%
The cost of molecular diagnostic testing as a percentage of revenue decreased slightly from 28.6% to 27.6% during the three months ended March 31, 2021 compared to the same period in the prior year. The decrease was primarily driven by the increase in revenue from higher test volumes during the period as part of our continued recovery from the impact of COVID-19 as higher revenues were generated to cover fixed costs of performing the tests.
The cost of pharmaceutical and clinical services as a percentage of revenue decreased from 51.9% to 45.9% during the three months ended March 31, 2021 compared to the same period in the prior year due to the change in mix of services provided.
Research and Development Expense

	Three Months Ended March 31,
(in millions)	2021	2020	Change
R&D expense	$23.1	$19.7	$3.4
R&D expense as a % of total revenue	13.3%	12.0%

Research and development expense for the three months ended March 31, 2021 increased compared to the same period in the prior year primarily due to costs incurred as part of the Company’s strategic transformation initiatives and due to an increase in costs for lab supplies.
Change in the Fair Value of Contingent Consideration

	Three months ended March 31,
(in millions)	2021	2020	Change
Change in the fair value of contingent consideration	$0.9	$(3.4)	$4.3
Change in the fair value of contingent consideration as a % of total revenue	0.5%	(2.1)%
The fair value of contingent consideration for the three months ended March 31, 2021 increased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon Diagnostics GmbH acquisition in fiscal year 2016.
Selling, General and Administrative Expense

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Selling, general and administrative expense	$145.5	$132.9	$12.6
Selling, general and administrative expense as a % of total revenue	84.1%	81.0%
Selling, general and administrative expense increased for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to a $12.9 million increase in costs incurred as part of the Company's strategic transformation initiative, and due to a $2.9 million increase in legal and professional expenses compared to the same period in the prior year. These costs were partially offset by a decrease in sales and marketing expenses of $6.6 million due primarily to fewer in-person sales and marketing events and travel-related expenses.

Goodwill and intangible asset impairment charges

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Goodwill and intangible asset impairment charges	$—	$98.4	$(98.4)
Goodwill and intangible asset impairment charges as a % of total revenue	—%	60.0%
Goodwill and intangible asset impairment charges decreased for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to the Company recognizing goodwill impairment charges in the prior period related to the Crescendo reporting unit and charges in the prior year related to the abandonment of an in-process research and development intangible. There were no impairments recognized in the current period.
Other Income (Expense)

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Other income (expense)	$(2.9)	$2.6	$(5.5)

Other income (expense), net increased for the three months ended March 31, 2021 compared to the same period in the prior year due to gains on foreign exchange transactions, the gain recognized on the sale of the Clinic, and income from a state grant in the prior period that did not recur in the current period.
Income Tax Benefit

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Income tax benefit	$(10.1)	$(15.9)	$5.8
Effective tax rate	20.4%	12.1%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the three months ended March 31, 2021 was $10.1 million, and our effective tax rate was 20.4%.  The increase in the effective rate for the three months ended March 31, 2021 as compared to the same period in the prior year is primarily due to the impairment of intangible assets and the sale of foreign subsidiaries in the prior period, both of which were partially non-deductible.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash, cash equivalents and marketable investment securities, our cash flows from operations and amounts available under our Amended Facility. As discussed in our Transition Report on Form 10-K for the transition period ended December 31, 2020, we began exploring strategic alternatives for our Myriad RBM, Myriad Dermatology, and Myriad Autoimmune business units in the quarter ended December 31, 2020. In April and May 2021, we entered into separate definitive agreements for the sale of the Myriad myPath, LLC laboratory, and the sale of select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit for total cash consideration of approximately $182.5 million. We expect to close the sales during the next six months, generating proceeds that will provide additional liquidity. We continue to explore strategic alternatives for our Myriad RBM business unit. Our capital deployment strategy focuses on use of resources in the key areas of research and development, debt repayment, and acquisitions. We believe that investing organically through research and development or acquisitively to support business strategy provides the best return on invested capital.

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements and repay the outstanding Amended Facility, which matures on July 31, 2023 and which has no scheduled principal payments prior to that date. Our available capital resources, however, may be consumed more rapidly than currently expected, and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all. We are subject to financial covenants as part of our outstanding Amended Facility. It is possible that we could be in violation of certain financial covenants contained in the Amended Facility in the future. We may seek waivers or amendments from our lenders in order to avoid a future potential covenant violation, in addition to taking other potential actions. On February 22, 2021, entered into Amendment No. 3 to the Amended Facility to, among other things, waive compliance with the leverage ratio covenant and the interest coverage ratio covenant through the quarter ending March 31, 2022 and to also lower the minimum liquidity covenant through the same period. If we were unable to comply with the covenants in the future, that could result in an increase in the rate of interest and limits on our ability to incur certain additional indebtedness and could potentially cause the loan repayment to be accelerated. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
The Amended Facility restricts our ability to make additional future borrowings if unrestricted cash, cash equivalents and marketable securities exceed $150.0 million, unless such borrowings are used in connection with certain permitted acquisitions. Amendment No. 3 to the Amended Facility also included an immediate reduction in the revolving commitments to $300.0 million, with a further reduction to $250.0 million by September 30, 2021, and provided for further reductions to the revolving commitments, or mandatory prepayments of revolving loans, in the event of certain asset sales, which could limit our borrowing capacity, or reduce liquidity, in future periods. The Amended Facility allows us to keep the net cash proceeds of material asset sales received above certain dollar thresholds without corresponding mandatory prepayments or commitment reductions.
Due to the continuing evolving global situation from the COVID-19 pandemic, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
The following table represents the balances of cash, cash equivalents and marketable investment securities:

(in millions)	March 31, 2021	December 31, 2020	Change
Cash and cash equivalents	$148.9	$117.0	$31.9
Marketable investment securities	27.2	33.7	(6.5)
Long-term marketable investment securities	11.9	21.0	(9.1)
Cash, cash equivalents and marketable investment securities	$188.0	$171.7	$16.3
The increase in cash, cash equivalents, and marketable investment securities was primarily driven by the change in the balance of prepaid taxes due to the receipt of an $89.6 million U.S. federal tax refund, and proceeds of $26.0 million from the exercise of stock options, net of shares exchanged for withholding tax, offset by a $70.0 million repayment of the Company's revolving credit facility.
The following table represents the condensed consolidated cash flow statement:

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Cash flows from operating activities	$71.8	$16.8	$55.0
Cash flows from investing activities	8.2	23.2	(15.0)
Cash flows from financing activities	(48.5)	0.2	(48.7)
Effect of foreign exchange rates on cash and cash equivalents	0.4	(1.9)	2.3
Change in cash and cash equivalents classified as held for sale	—	1.5	(1.5)
Net increase in cash and cash equivalents	31.9	39.8	(7.9)
Cash and cash equivalents at the beginning of the period	117.0	81.2	35.8
Cash and cash equivalents at the end of the period	$148.9	$121.0	$27.9

Cash Flows from Operating Activities
The increase in cash flows from operating activities for the three months ended March 31, 2021, compared to the same period in the prior year, was primarily due to the change in the balance of prepaid taxes due to the receipt of a $89.6 million U.S. federal tax refund, and the $20.6 million change in the balance of trade accounts receivable period over period due to an increase in sales volumes and cash collections in the final month of the quarter ended March 31, 2021 compared to previous period.
Cash Flows from Investing Activities
For the three months ended March 31, 2021, compared to the same period in the prior year, the change in cash flows from investing activities was driven primarily by cash proceeds of $21.3 million from the sale of the Clinic in February 2020.
Cash Flows from Financing Activities
For the three months ended March 31, 2021, compared to the same period in the prior year, the decrease in cash flows from financing activities was driven primarily by the use of $70.0 million in cash for repayment of the credit facility during the three months ended March 31, 2021. The decrease was partially offset by an increase due to proceeds of $26.0 million from the exercise of stock options, net of shares exchanged for withholding tax, for the three months ended March 31, 2021 compared to the same period in the previous year.
Effects of Inflation
We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.
Share Repurchase Program
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock. We may repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2021, we are authorized to repurchase up to $110.7 million under our current share repurchase authorization.  See also “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities”.
Critical Accounting Policies
Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  No significant changes to our accounting policies took place during the period. For a further discussion of our critical accounting policies, see our Transition Report on Form 10-K for the transition period ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2021 compared to the disclosures in Part II, Item 7A of our Transition Report on Form 10-K for the transition period ended December 31, 2020, which are incorporated by reference herein.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our Disclosure Controls were not effective due to a material weakness in the Company's internal control over financial reporting as disclosed below.
In connection with the preparation of our consolidated financial statements as of and for the transition period ended December 31, 2020, we identified a material weakness in controls over the accounting for intercompany transactions, foreign currency exchanges and foreign currency translation related to our international subsidiaries, which is in the process of being remediated as of March 31, 2021. Specifically, as part of our financial statement close process, certain of our control activities were not sufficiently designed or operating effectively to ensure all of our policies were in compliance with generally accepted accounting principles, consistent in their application, retained in appropriate documentation and communicated to relevant parties. As a result of the material weakness, we recorded certain immaterial corrections to intercompany accounts, as well as foreign currency exchange and translation gains and losses, in our consolidated financial statements for the transition period ended December 31, 2020.
Plans to Remediate Material Weakness
We are in the process of implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weakness identified above. As of the date of this Quarterly Report on Form 10-Q, we have taken the following actions and are in the process of making the following changes in our internal control environment to help remediate the material weakness:

•We have completed our design assessment of additional control and review procedures needed to provide more robust and comprehensive internal controls over financial reporting that address the risks of material misstatement related to the accounting for intercompany transactions, foreign currency exchanges and foreign currency translation within our business processes.
•We are currently implementing additional application controls in our financial systems, implementing formal review procedures, and formally documenting our newly designed processes for the identified areas.

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

Changes in Internal Controls
The Company is in the midst of a multi-year transformation project to achieve better analytics and process efficiencies through the use of Oracle Fusion Cloud Services System. During the three months ended March 31, 2021, the Company completed the implementation of certain modules used in the financial statement close process and management reporting. Additional phases will continue to be implemented during the fiscal year ending December 31, 2021. Emphasis will continue to be placed on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.
Other than as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.

Qui Tam Lawsuit

In June 2016, our wholly owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting that CBI produce documents relating to entities that received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third party entities. The Office of Inspector General subsequently requested additional documentation in December 2017. CBI provided to the Office of Inspector General the documents requested. On January 30, 2020, the United States District Court for the Northern District of California unsealed a qui tam complaint, filed on April 16, 2016 against CBI and the Company, alleging violations of the Federal and California False Claims Acts and the California Insurance Fraud Prevention Act. On January 22, 2020, after a multi-year investigation into CBI’s and the Company’s alleged conduct, the United States declined to intervene. On January 27, 2020, the State of California likewise filed its notice of declination. The Company was not aware of the complaint until after it was unsealed. On May 23, 2020, the court denied CBI and the Company’s motion to dismiss. The Company intends to continue to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

Purported Securities Class Action

On September 27, 2019, a purported class action complaint was filed in the United States District Court for the District of Utah, against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, R. Bryan Riggsbee (“Defendants”). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company’s Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding our business, operations, and acquisitions. The lead plaintiff seeks the payment of damages allegedly sustained by it and the purported class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees. On March 16, 2021, the United States District Court for the District of Utah denied the Company’s motion to dismiss. The Company intends to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

Other Legal Proceedings

On August 24, 2018, our wholly owned subsidiary, Assurex Health, Inc. (“Assurex”), was served with an Amended Complaint which had been filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Civil Action No. 2018 L 004972, by Pipe Trades Services MN Welfare Plan ("Pipe Trades"), as a qui tam relator, on behalf of the State of Illinois, Pipe Trades, and all others similarly situated, purportedly arising from Assurex’s alleged violations of the Illinois Insurance Claims Fraud Prevention Act and other causes of action. Pipe Trades seeks certification of a putative class, certification as the purported class representative, and the payment of treble damages allegedly sustained by Pipe Trades and the purported class by reason of the allegations set forth in the amended complaint, plus statutory damages and penalties, plus interest, and legal and other costs and fees. The State of Illinois and Cook County, Illinois, have declined to intervene in the matter. On February 19, 2021, the court granted Assurex’s motion to dismiss the complaint, without prejudice and with leave for Pipe Trades to file an amended complaint, for failure to state a claim on which relief can be granted. On March 19, 2021, Pipe Trades filed an amended complaint. We intend to continue to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome, but the Company does not expect this matter to have a material impact on our business, financial position or results of operations.

Other than as set forth above, we are not a party to any legal proceedings that we believe will have a material impact on our business, financial position or results of operations.

Item 1A.    Risk Factors.
There have been no material changes to the risk factors included in the Transition Report on Form 10-K for the transition period ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of March 31, 2021. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.
No stock repurchases were made under our stock repurchase program during the three months ended March 31, 2021.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.
Item 6.    Exhibits.

10.1
Amendment No. 3, dated February 22, 2021, to the Credit Agreement, dated December 23, 2016, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended July 31, 2018 and May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 000-26642, filed with the SEC on February 23, 2021).

10.2	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Company’s Transition Report on Form 10-K, File No. 000-26642, filed with the SEC on March 16, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 5, 2021	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: May 5, 2021	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Executive Vice President, Chief Financial Officer
(Principal financial and accounting officer)