Form 10-Q
period 2021-06-30
MYRIAD GENETICS INC
filed 2021-08-04
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2021, the registrant had 78,055,365 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
Condensed Consolidated Balance Sheets
(in millions)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118.4	$117.0
Marketable investment securities	46.0	33.7
Trade accounts receivable	94.8	89.5
Inventory	17.7	27.1
Assets held for sale	225.7	—
Prepaid taxes	18.6	108.4
Prepaid expenses and other current assets	17.7	13.7
Total current assets	538.9	389.4
Operating lease right-of-use assets	86.6	59.7
Long-term marketable investment securities	19.9	21.0
Property, plant, and equipment, net	43.2	40.7
Intangibles, net	426.8	576.5
Goodwill	240.1	329.2
Other assets	4.8	2.3
Total assets	$1,360.3	$1,418.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28.5	$20.5
Accrued liabilities	90.9	79.1
Current maturities of operating lease liabilities	12.7	13.6
Deferred revenues	22.6	32.7
Liabilities held for sale	12.2	—
Current portion of long-term debt	104.1	—
Total current liabilities	271.0	145.9
Unrecognized tax benefits	31.0	30.5
Long-term deferred taxes	58.2	71.3
Noncurrent operating lease liabilities	83.9	50.6
Long-term debt	—	224.8
Other long-term liabilities	13.8	14.7
Total liabilities	457.9	537.8
Commitments and contingencies
Stockholders’ equity:
Common stock, 77.7 million and 75.4 million shares outstanding at June 30, 2021 and December 31, 2020, respectively	0.8	0.8
Additional paid-in capital	1,176.9	1,109.5
Accumulated other comprehensive loss	(4.0)	(2.3)
Accumulated deficit	(271.2)	(227.0)
Total Myriad Genetics, Inc. stockholders’ equity	902.5	881.0
Non-controlling interest	(0.1)	—
Total stockholders' equity	902.4	881.0
Total liabilities and stockholders’ equity	$1,360.3	$1,418.8
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Molecular diagnostic testing	$178.7	$83.3	$338.3	$233.8
Pharmaceutical and clinical services	10.7	9.9	24.2	23.4
Total revenue	189.4	93.2	362.5	257.2
Costs and expenses:
Cost of molecular diagnostic testing	48.0	32.2	92.1	75.3
Cost of pharmaceutical and clinical services	5.7	4.5	11.9	11.5
Research and development expense	19.5	17.4	42.6	37.1
Selling, general, and administrative expense	134.8	107.4	280.3	240.3
Change in the fair value of contingent consideration	0.4	—	1.3	(3.4)
Goodwill and long-lived asset impairment charges	1.8	—	1.8	98.4
Total costs and expenses	210.2	161.5	430.0	459.2
Operating loss	(20.8)	(68.3)	(67.5)	(202.0)
Other income (expense):
Interest income	0.2	0.5	0.4	1.3
Interest expense	(2.0)	(3.1)	(5.0)	(5.4)
Other	18.8	12.4	18.7	16.5
Total other income, net	17.0	9.8	14.1	12.4
Loss before income tax	(3.8)	(58.5)	(53.4)	(189.6)
Income tax expense (benefit)	0.9	(3.0)	(9.2)	(18.9)
Net loss	(4.7)	(55.5)	(44.2)	(170.7)
Net loss attributable to non-controlling interest	—	(0.1)	—	(0.1)
Net loss attributable to Myriad Genetics, Inc. stockholders	$(4.7)	$(55.4)	$(44.2)	$(170.6)
Net loss per share:
Basic and diluted	$(0.06)	$(0.74)	$(0.58)	$(2.29)
Weighted average shares outstanding:
Basic and diluted	77.2	74.6	76.6	74.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss attributable to Myriad Genetics, Inc. stockholders	$(4.7)	$(55.4)	$(44.2)	$(170.6)
Unrealized loss on available-for-sale debt securities, net of tax	(0.1)	0.8	(0.3)	0.7
Change in foreign currency translation adjustment, net of tax	(0.3)	1.8	(1.4)	(0.7)
Comprehensive loss	(5.1)	(52.8)	(45.9)	(170.6)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to Myriad Genetics, Inc. stockholders	$(5.1)	$(52.8)	$(45.9)	$(170.6)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total stockholders’ equity
BALANCES AT DECEMBER 31, 2019	$0.7	$1,085.1	$(5.3)	$(3.3)	$0.1	$1,077.3
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	0.2	—	—	—	0.2
Stock-based payment expense	—	7.5	—	—	—	7.5
Non-controlling interest	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(115.2)	—	(115.2)
Reclassification out of accumulated other comprehensive loss upon the deconsolidation of a subsidiary	—	—	0.1	—	—	0.1
Other comprehensive loss, net of tax	—	—	(2.6)	—	—	(2.6)
BALANCES AT MARCH 31, 2020	$0.7	$1,092.8	$(7.8)	$(118.5)	$—	$967.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	1.9	—	—	—	1.9
Stock-based payment expense	—	1.9	—	—	—	1.9
Net loss	—	—	—	(55.4)	—	(55.4)
Other comprehensive income, net of tax	—	—	2.6	—	—	2.6
BALANCES AT JUNE 30, 2020	$0.7	$1,096.6	$(5.2)	$(173.9)	$—	$918.2

BALANCES AT DECEMBER 31, 2020	$0.8	$1,109.5	$(2.3)	$(227.0)	$—	$881.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	26.0	—	—	—	26.0
Stock-based payment expense	—	9.0	—	—	—	9.0
Net loss	—	—	—	(39.5)	—	(39.5)
Other comprehensive loss, net of tax	—	—	(1.3)	—	—	(1.3)
BALANCES AT MARCH 31, 2021	$0.8	$1,144.5	$(3.6)	$(266.5)	$—	$875.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	23.5	—	—	—	23.5
Stock-based payment expense	—	8.9	—	—	—	8.9
Non-controlling interest	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(4.7)	—	(4.7)
Other comprehensive loss, net of tax	—	—	(0.4)	—	—	(0.4)
BALANCES AT JUNE 30, 2021	$0.8	$1,176.9	$(4.0)	$(271.2)	$(0.1)	$902.4
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Myriad Genetics, Inc. stockholders	$(44.2)	$(170.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35.3	35.6
Non-cash interest expense	0.8	0.3
Non-cash lease expense	6.8	6.3
Stock-based compensation expense	17.9	9.4
Deferred income taxes	(11.5)	(49.0)
Unrecognized tax benefits	0.4	1.0
Change in fair value of contingent consideration	1.3	(3.4)
Loss on inventory	6.6	—
Impairment of goodwill and long-lived assets	1.8	98.4
Gain on deconsolidation of subsidiary	—	(1.0)
Gain on sale of assets	(32.4)	—
Changes in assets and liabilities:
Prepaid expenses	(4.7)	2.4
Trade accounts receivable	(12.3)	50.3
Other receivables	0.3	0.9
Inventory	(0.8)	(0.9)
Prepaid taxes	89.8	24.7
Other assets	(2.7)	—
Accounts payable	8.1	0.6
Accrued liabilities	16.1	12.7
Deferred revenue	(9.2)	29.1
Net cash provided by operating activities	67.4	46.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11.6)	(5.3)
Proceeds from sale of subsidiary	—	21.3
Proceeds from sale of assets	32.5	—
Purchases of marketable investment securities	(36.6)	(15.8)
Proceeds from maturities and sales of marketable investment securities	25.0	33.4
Net cash provided by investing activities	9.3	33.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	50.1	2.2
Payment of tax withheld for common stock issued under stock-based compensation plans	(0.6)	(0.1)
Payment of contingent consideration recognized at acquisition	(3.3)	—
Fees associated with refinancing of revolving credit facility	(1.2)	(1.0)
Repayment of revolving credit facility	(120.0)	—
Net cash provided by (used in) financing activities	(75.0)	1.1
Effect of foreign exchange rates on cash and cash equivalents	(0.3)	(0.5)
Change in cash and cash equivalents classified as held for sale	—	1.5
Net increase in cash and cash equivalents	1.4	82.5
Cash and cash equivalents at beginning of the period	117.0	81.2
Cash and cash equivalents at end of the period	$118.4	$163.7
See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Myriad Genetics, Inc. and subsidiaries (collectively, the “Company” or “Myriad”) discovers and commercializes genetic tests that determine the risk of developing disease, assess the risk of disease progression, and guide treatment decisions across medical specialties where critical genetic insights can significantly improve patient care and lower healthcare costs. The Company's mission and purpose is to advance health and well-being for all, empowering every individual by revealing the answers inside each of us. The Company generates revenue by performing molecular diagnostic tests and, prior to the sale of Myriad RBM, Inc. on July 1, 2021 as described in Note 17, by providing pharmaceutical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company’s corporate headquarters are located in Salt Lake City, Utah.
The accompanying Condensed Consolidated Financial Statements for the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The Condensed Consolidated Financial Statements herein should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2020 (the “Transition Report on Form 10-K”).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Operating results for the three and six months ended June 30, 2021 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The Company has historically experienced seasonality in its testing business. The volume of testing is negatively impacted by the summer season, which is generally reflected in the quarter ending June 30. Additionally, the quarter ending March 31 is typically negatively impacted by the annual reset of patient deductibles. The quarter ending December 31 is generally strong as the Company sees an increase in volumes from patients who have met their annual insurance deductible.
Due to the COVID-19 global pandemic (“COVID-19”), seasonality may not follow the same pattern as in prior years. Volumes and results of operations were impacted negatively in calendar year 2020 by COVID-19. As such, the Company’s year over year results may not be comparable. Management continues to monitor the impacts of COVID-19, including variants of COVID-19, on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. The Company is not able to estimate the effects of COVID-19 on results of operations, financial condition, or liquidity for future periods.
Held for Sale Policy
Net assets held for sale represent property, plant, and equipment, intangibles, and other assets and liabilities that have met the criteria of "held for sale" accounting, as specified by ASC 360, Property, Plant, and Equipment, and are recorded at the lower of carrying value or fair value less costs to sell. Fair value is based on the estimated proceeds from the sale of the net assets utilizing recent purchase agreements and costs to sell include direct costs that are estimable and probable. The Company expects to complete the sale of these net assets within twelve months following their initial classification as held for sale. See Note 16 for additional information regarding assets and liabilities held for sale.
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

2.REVENUE
Myriad generates revenue by performing molecular diagnostic testing and, prior to the sale of Myriad RBM, Inc. on July 1, 2021 as described in Note 17, pharmaceutical services. Molecular diagnostic revenues consists of the following categories (products): Hereditary Cancer (myRisk, BRACAnalysis, BRACAnalysis CDx), Tumor Profiling (myChoice CDx, Prolaris, and EndoPredict), Prenatal (Foresight and Prequel), Autoimmune (Vectra), and Other. The Company previously provided clinical services until selling Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) in February 2020. Prior to the sale of the Myriad myPath, LLC laboratory in May 2021 as described in Note 16, Myriad myPath revenue was included in Other within molecular diagnostic revenues. Revenue from the sale of molecular diagnostic tests and pharmaceutical and clinical services is recorded at the estimated amount of consideration to be received. The Company has determined that the communication of test results or the completion of pharmaceutical and clinical services indicates transfer of control for revenue recognition purposes.
The following table presents detail regarding the composition of the Company’s total revenue by category and by U.S. versus rest of world (“RoW”):

	Three months ended June 30,
	2021			2020
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer	$73.8	$12.2	$86.0	$34.9	$5.0	$39.9
Tumor Profiling	18.1	11.1	29.2	8.6	1.9	10.5
Prenatal	29.2	0.2	29.4	16.5	0.1	16.6
Pharmacogenomics	22.6	—	22.6	8.5	—	8.5
Autoimmune	10.2	—	10.2	7.3	—	7.3
Other	0.2	1.1	1.3	0.5	—	0.5
Total molecular diagnostic revenue	154.1	24.6	178.7	76.3	7.0	83.3
Pharmaceutical and clinical service revenue	10.7	—	10.7	9.9	—	9.9
Total revenue	$164.8	$24.6	$189.4	$86.2	$7.0	$93.2

	Six months ended June 30,
	2021			2020
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer	$138.9	$23.2	$162.1	$116.2	$8.9	$125.1
Tumor Profiling	42.3	17.9	60.2	19.3	4.9	24.2
Prenatal	52.8	0.3	53.1	36.7	0.2	36.9
Pharmacogenomics	40.2	—	40.2	28.9	—	28.9
Autoimmune	20.9	—	20.9	17.7	—	17.7
Other	0.2	1.6	1.8	1.0	—	1.0
Total molecular diagnostic revenue	295.3	43.0	338.3	219.8	14.0	233.8
Pharmaceutical and clinical service revenue	24.2	—	24.2	19.5	3.9	23.4
Total revenue	$319.5	$43.0	$362.5	$239.3	$17.9	$257.2
The Company performs its obligation under a contract with a customer by processing diagnostic tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company’s performance of its contractual obligations. When this occurs, the Company records a contract liability as deferred revenue. During the fiscal year ended June 30, 2020, the Company received approximately $29.7 million in advance Medicare payments to provide relief from the economic impacts of COVID-19 on the Company. The advanced Medicare payments began being applied against services performed in April 2021 and will continue until the funds previously received are fully earned. A reconciliation of the beginning and ending balances of deferred revenue is shown in the table below:

	Six months ended June 30,
(in millions)	2021	2020
Deferred revenue - beginning balance	$32.7	$3.6
Revenue recognized	(15.5)	(6.1)
Prepayments	6.3	35.3
Held for sale reclassification	(0.9)	—
Deferred revenue - ending balance	$22.6	$32.8
In accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of Company’s performance to date. However, the Company periodically enters into arrangements with customers to provide diagnostic testing and/or pharmaceutical services that may have terms longer than one year and include multiple performance obligations. As of June 30, 2021, the aggregate amount of the transaction price of such contracts that is allocated to the remaining performance obligations is $6.7 million.

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

The estimate of revenue is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with collections from third-party payors. When assessing the total consideration for insurance carriers and patients, revenues are further constrained for estimated refunds. The Company reserves certain amounts in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets in anticipation of requests for refunds of payments made previously by insurance carriers, which are accounted for as reductions in revenues in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Cash collections for certain diagnostic tests delivered may differ from rates originally estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, and settlements with third party payors. During the three and six months ended June 30, 2021, the Company recognized $13.3 million and $13.2 million in revenue, respectively, which resulted in a $0.13 impact to earnings per share to each period for tests in which the performance obligation of delivering the tests results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price. Additionally, during the three months ended March 31, 2021, the Company recognized $6.8 million of revenue due to expanded coverage for Prolaris, for which revenue was fully constrained in a prior period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies that make payments on the customer's behalf, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented approximately 16% and 18% of total revenue for the three and six months ended June 30, 2021, respectively, and 12% and 15% of total revenue for the three and six months ended June 30, 2020, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. Medicare accounted for 11% of accounts receivable at June 30, 2021. No payor accounted for more than 10% of accounts receivable at December 31, 2020. The Company does not require collateral from its customers.

3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2021 and December 31, 2020 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2021
Cash and cash equivalents:
Cash	$60.4	$—	$—	$60.4
Cash equivalents	58.0	—	—	58.0
Total cash and cash equivalents	118.4	—	—	118.4
Available-for-sale:
Corporate bonds and notes	46.1	0.3	—	46.4
Municipal bonds	13.2	0.1	—	13.3
Federal agency issues	2.5	—	—	2.5
US government securities	3.7	—	—	3.7
Total	$183.9	$0.4	$—	$184.3

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2020:
Cash and cash equivalents:
Cash	$47.9	$—	$—	$47.9
Cash equivalents	69.1	—	—	69.1
Total cash and cash equivalents	117.0	—	—	117.0
Available-for-sale:
Corporate bonds and notes	28.8	0.5	—	29.3
Municipal bonds	9.4	0.2	—	9.6
Federal agency issues	4.0	—	—	4.0
US government securities	11.7	0.1	—	11.8
Total	$170.9	$0.8	$—	$171.7

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at June 30, 2021:

(in millions)	Amortized cost	Estimated fair value
Cash	$60.4	$60.4
Cash equivalents	58.0	58.0
Available-for-sale:
Due within one year	45.8	46.0
Due after one year through five years	19.7	19.9
Due after five years	—	—
Total	$183.9	$184.3

There were no debt securities classified as available-for-sale in a gross unrealized loss position as of June 30, 2021 or December 31, 2020.

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
Level 3—unobservable inputs.
All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement period of approximately 14.0 years, utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business. The contingent earn-out liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.  Changes to contingent consideration liabilities are reflected in Change in the fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.
The fair value of the Company’s long-term debt, which it considers a Level 3 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements.  The fair value of the Company's long-term debt is estimated to be $106.0 million at June 30, 2021. As of June 30, 2021, the Company intended to pay off the remaining balance of debt during the quarter ended September 30, 2021. As such, long-term debt was reclassified to Current portion of long-term debt in the Company's Condensed Consolidated Balance Sheets as of June 30, 2021. The Company subsequently paid off the remaining debt balance under the Amended Facility (as defined in Note 8) on July 30, 2021, which is described in Note 17.
The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2021
Money market funds (a)	$58.0	$—	$—	$58.0
Corporate bonds and notes	—	46.4	—	46.4
Municipal bonds	—	13.3	—	13.3
Federal agency issues	—	2.5	—	2.5
US government securities	—	3.7	—	3.7
Contingent consideration	—	—	(8.5)	(8.5)
Total	$58.0	$65.9	$(8.5)	$115.4
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Money market funds (a)	$69.1	$—	$—	$69.1
Corporate bonds and notes	—	29.3	—	29.3
Municipal bonds	—	9.6	—	9.6
Federal agency issues	—	4.0	—	4.0
US government securities	—	11.8	—	11.8
Contingent consideration	—	—	(10.9)	(10.9)
Total	$69.1	$54.7	$(10.9)	$112.9
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements.

As a result of the approval of the Company's Board of Directors to sell Myriad RBM, Inc. and select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit during the quarter ended June 30, 2021, the Company performed an interim impairment analysis for the assets held for sale. The Company did not recognize any impairment charges on the asset groups classified as held for sale. The fair value used in the analysis, which the Company considers a Level 2 measurement, was based on the sale prices of Myriad RBM, Inc. and the Myriad Autoimmune assets.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance December 31, 2020	$10.9
Payment of contingent consideration	(3.3)
Change in fair value recognized in the income statement	1.3
Translation adjustments recognized in other comprehensive loss	(0.4)
Ending balance June 30, 2021	$8.5

5.PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	June 30, 2021	December 31, 2020
Leasehold improvements	$36.5	$35.7
Equipment	109.6	117.9
Property, plant and equipment, gross	146.1	153.6
Less accumulated depreciation	(102.9)	(112.9)
Property, plant and equipment, net	$43.2	$40.7

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Depreciation expense	$3.4	$2.5	$6.3	$5.1

6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2021:

(in millions)	Diagnostic	Other	Total
Beginning balance	$272.3	$56.9	$329.2
Goodwill held for sale reclassification	(31.6)	(56.9)	(88.5)
Translation adjustments	(0.6)	—	(0.6)
Ending balance	$240.1	$—	$240.1

In connection with the Company's entry into definitive agreements to sell Myriad RBM, Inc. and select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit, the Company classified a portion of goodwill as assets held for sale. See Note 16 for further discussion.

Intangible Assets
Intangible assets primarily consist of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At June 30, 2021:
Purchased licenses and technologies	$817.1	$(276.6)	$540.5
Customer relationships	4.7	(4.7)	—
Trademarks	3.0	(1.6)	1.4
Total amortized intangible assets	824.8	(282.9)	541.9
In-process research and development	4.8	—	4.8
Total unamortized intangible assets	4.8	—	4.8
Less: intangible assets held for sale	$(211.5)	$91.6	$(119.9)
Total intangible assets	$618.1	$(191.3)	$426.8

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2020:
Purchased licenses and technologies	$818.2	$(248.2)	$570.0
Customer relationships	4.7	(4.5)	0.2
Trademarks	3.0	(1.5)	1.5
Total amortized intangible assets	825.9	(254.2)	571.7
In-process research and development	4.8	—	4.8
Total unamortized intangible assets	4.8	—	4.8
Total intangible assets	$830.7	$(254.2)	$576.5

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Amortization of intangible assets	$13.5	$15.2	$29.0	$30.5

7.ACCRUED LIABILITIES

(in millions)	June 30, 2021	December 31, 2020
Employee compensation and benefits	$50.7	$48.9
Accrued taxes payable	3.7	4.3
Recoupments payable and reserves	8.1	9.3
Short-term contingent consideration	—	3.4
Accrued royalties	5.0	3.8
Purchase commitment	5.9	—
Other accrued liabilities	17.5	9.4
Total accrued liabilities	$90.9	$79.1

8.LONG-TERM DEBT
On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) by and among Myriad, as borrower, and the lenders from time to time party thereto. On July 31, 2018, the Company entered into Amendment No. 1 which effected an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 and the maximum aggregate principal commitment was increased from $300.0 million to $350.0 million. On May 1, 2020, the Company entered into Amendment No. 2, which waived the Company’s compliance with certain financial covenants, amended compliance with certain operating covenants, and modified the interest rate and other terms during a modification period from March 31, 2020 through June 30, 2021 (the “Modification Period”). On February 22, 2021, the Company entered into Amendment No. 3 (the “Amended Facility”), which, among other things, decreased the maximum aggregate principal commitment from $350.0 million to $300.0 million, with a further reduction in the maximum aggregate principal commitment from $300.0 million to $250.0 million by September 30, 2021 (if not previously reduced to such amount in connection with certain specified asset sales), waived the Company’s compliance with certain financial covenants through the quarter ending March 31, 2022, extended the Modification Period for an additional year, through June 30, 2022, and revised certain negative covenants in connection with the extension. The amendments were accounted for as modifications pursuant to guidance in ASC 470-50, Debt. There are no scheduled principal payments of the Amended Facility prior to its maturity date.
The Amended Facility contains customary loan terms, interest rates, representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Amended Facility also contains certain customary events of default. Amendment No. 2 modified the Facility to increase the interest rate to be fixed at a spread of LIBOR plus 350 basis points on drawn balance and the undrawn fee was increased to 50 basis points during the Modification Period. At the end of the Modification Period, interest rates return to the previous pricing based on a spread of LIBOR plus 150-250 basis points on drawn balances and an undrawn fee ranging from 25 to 45 basis points, in each case, based on the Company's leverage ratio. The LIBOR floor was also increased to 1.0% during the Modification Period. The interest rate as of June 30, 2021 was 4.5%.
Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, and complete mergers, consolidations, or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to stockholders. Beginning with the quarter ended June 30, 2022, the Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. Amendment No. 2 modified the Amended Facility's compliance with the leverage covenant and the interest coverage ratio covenant, which were waived through March 31, 2021. A minimum liquidity covenant was added for the period beginning May 1, 2020 until March 31, 2021, and a minimum EBITDA covenant was added for the quarters ended December 31, 2020 and March 31, 2021. Amendment No. 2 also revised certain negative covenants of the Amended Facility during the Modification Period. Amendment No. 3 waived compliance with the leverage ratio and the interest coverage ratio covenants through the quarter ending March 31, 2022 and also lowered the minimum liquidity covenant applicable through such quarter. Amendment No. 3 also removed the minimum EBITDA covenant and restricted the Company from borrowing under the Amended Facility if unrestricted cash and cash equivalents exceed $150.0 million, unless such borrowings are in connection with acquisitions. The Company was in compliance with all applicable financial covenants at June 30, 2021.
During the six months ended June 30, 2021, the Company made principal repayments totaling $120.0 million on the Amended Facility. During the transition period ended December 31, 2020, the Company did not make any principal repayments.

The Amended Facility is secured by a first-lien security interest in substantially all of the assets of Myriad and certain of its domestic subsidiaries and each such domestic subsidiary of Myriad has guaranteed the repayment of the Amended Facility. As of June 30, 2021, the Company intended to use the proceeds from the sale of Myriad RBM, Inc. to make a voluntary repayment in full on the Amended Facility during the quarter ended September 30, 2021. As a result, the Company classified the entire outstanding balance as current in its Condensed Consolidated Financial Statements as of June 30, 2021. The Company subsequently paid off the remaining debt balance under the Amended Facility on July 30, 2021, which is described in Note 17. Also, see Note 17 for information on the sale of Myriad RBM, Inc. Amounts outstanding under the Amended Facility were as follows:

(in millions)	June 30, 2021	December 31, 2020
Long-term debt	$—	$226.7
Long-term debt discount	—	(1.9)
Long-term debt, net	—	224.8
Current portion of long-term debt	106.4	—
Current portion of long-term debt discount	(2.3)	—
Debt, net	$104.1	$224.8

9.OTHER LONG-TERM LIABILITIES

(in millions)	June 30, 2021	December 31, 2020
Contingent consideration	$8.5	$7.4
Other	5.3	7.3
Total other long-term liabilities	$13.8	$14.7

The Company's balance of other long-term liabilities as of June 30, 2021 and December 31, 2020 consists of the Company’s portion of social security taxes that have been deferred under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that do not have to be remitted until December 2022.
10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no preferred shares outstanding at June 30, 2021.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 77.7 million shares issued and outstanding at June 30, 2021.
Common shares issued and outstanding

	Six months ended June 30,
(in millions)	2021	2020
Beginning common stock issued and outstanding	75.4	74.5
Common stock issued upon exercise of options, vesting of restricted stock units and purchases under employee stock purchase plan	2.3	0.2
Common stock issued and outstanding at end of period	77.7	74.7
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

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Denominator:
Weighted-average shares outstanding used to compute basic EPS	77.2	74.6	76.6	74.6
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	77.2	74.6	76.6	74.6
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	June 30,
(in millions)	2021	2020
Anti-dilutive options and RSUs excluded from EPS computation	7.0	7.1
Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 million of the Company’s outstanding common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company's management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of June 30, 2021, the Company is authorized to repurchase up to $110.7 million of shares under this authorization. No shares were repurchased during the six months ended June 30, 2021 or 2020.
11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants, and directors. Stockholders have approved amendments to the 2017 Plan increasing the shares available to grant. As of June 30, 2021, the Company has 3.6 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan. To the extent that awards outstanding under the Company's prior equity plans expire or are cancelled without delivery of shares of common stock, they also will be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or a committee thereof on an award-by-award basis. RSUs granted to employees generally vest ratably over four years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of RSUs awarded to certain employees may be increased or reduced based on certain additional performance metrics. Options and RSUs granted to non-employee directors vest in full upon completion of one year of service on the anniversary following the date of the grant. Options generally vest ratably over service periods of four years. Options granted after December 5, 2012 expire eight years from the date of grant, and options granted prior to that date generally expire ten years from the date of grant.

Stock Options
A summary of the stock option activity under the Company’s equity plans and inducement awards, for the six months ended June 30, 2021 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	5.2	$23.24
Options granted	—	$—
Less:
Options exercised	(2.1)	$22.93
Options canceled or expired	(0.1)	$24.81
Options outstanding at June 30, 2021	3.0	$23.42
Options exercisable at June 30, 2021	2.4	$26.25
As of June 30, 2021, there was $3.4 million of total unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
A summary of the RSU activity under the Company’s equity plans and inducement awards, including RSU awards with performance metrics, for the six months ended June 30, 2021 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	3.2	$20.56
RSUs granted	1.5	$29.89
Less:
RSUs vested	(0.1)	$18.88
RSUs canceled	(0.6)	$24.54
RSUs outstanding at June 30, 2021	4.0	$23.72
As of June 30, 2021, there was $74.5 million of total unrecognized stock-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was approved by stockholders in 2012 (the “2012 Purchase Plan”), under which 2.0 million shares of common stock have been authorized.  Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of June 30, 2021, approximately 0.1 million shares of common stock are available for issuance under the 2012 Purchase Plan.
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Cost of molecular diagnostic testing	$0.4	$0.3	$0.7	$0.7
Cost of pharmaceutical and clinical services	—	0.1	0.1	0.2
Research and development expense	1.0	1.2	2.5	2.3
Selling, general, and administrative expense	7.5	0.3	14.6	6.2
Total stock-based compensation expense	$8.9	$1.9	$17.9	$9.4

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
Income tax expense for the three months ended June 30, 2021 was $0.9 million, or approximately (23.7)% of pre-tax loss compared to an income tax benefit of $3.0 million, or approximately 5.1% of pre-tax loss, for the three months ended June 30, 2020.  Income tax expense for the three months ended June 30, 2021 is based on the Company’s estimated annualized effective tax rate for the fiscal year ending December 31, 2021, adjusted for discrete items recognized during the period.  For the three months ended June 30, 2021, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, carrying back net operating losses under the provisions of the CARES Act, and release of a valuation allowance.
The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.  The Company is currently under audit by the State of California for the fiscal years June 30, 2017-2018, the State of New Jersey for the fiscal years June 30, 2013-2017; the State of New York for the fiscal years June 30, 2016-2018; Germany for the fiscal years June 30, 2013-2015; and Switzerland for the fiscal years June 30, 2015-2016. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
13.COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. As of June 30, 2021, the management of the Company believes any reasonably possible liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
14.SEGMENT AND RELATED INFORMATION
The Company’s business is aligned with how the chief operating decision maker reviews performance and makes decisions in managing the Company. The business units have been aggregated into two reportable segments: (i) diagnostics and (ii) other. The diagnostics segment provides testing and collaborative development of testing that is designed to determine the risk of developing disease, assess the risk of disease progression, and guide treatment decisions across medical specialties where critical genetic insights can significantly improve patient care and lower healthcare costs. The other segment provides testing products and services to the pharmaceutical, biotechnology and medical research industries, research and development, and clinical services for patients, and includes corporate services such as finance, human resources, legal and information technology.

Segment revenue and operating income (loss) were as follows during the periods presented:

(in millions)	Diagnostics	Other	Total
Three months ended June 30, 2021
Revenues	$177.1	$12.3	$189.4
Depreciation and amortization	15.7	1.2	16.9
Segment operating income (loss)	37.5	(58.3)	(20.8)

Three months ended June 30, 2020
Revenues	$81.0	$12.2	$93.2
Depreciation and amortization	16.7	1.0	17.7
Segment operating loss	(33.8)	(34.5)	(68.3)

Six months ended June 30, 2021
Revenues	$334.9	$27.6	$362.5
Depreciation and amortization	32.7	2.6	35.3
Segment operating income (loss)	48.0	(115.5)	(67.5)

Six months ended June 30, 2020
Revenues	$231.5	$25.7	$257.2
Depreciation and amortization	33.5	2.1	35.6
Segment operating loss	(127.4)	(74.6)	(202.0)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Total operating loss for reportable segments	$(20.8)	$(68.3)	$(67.5)	$(202.0)
Unallocated amounts:
Interest income	0.2	0.5	0.4	1.3
Interest expense	(2.0)	(3.1)	(5.0)	(5.4)
Other	18.8	12.4	18.7	16.5
Loss from operations before income taxes	(3.8)	(58.5)	(53.4)	(189.6)
Income tax expense (benefit)	0.9	(3.0)	(9.2)	(18.9)
Net loss	(4.7)	(55.5)	(44.2)	(170.7)
Net loss attributable to non-controlling interest	—	(0.1)	—	(0.1)
Net loss attributable to Myriad Genetics, Inc. stockholders	$(4.7)	$(55.4)	$(44.2)	$(170.6)

15.SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
(in millions)	2021	2020
Cash paid during the period for income taxes	$1.7	$1.0
Cash paid for interest	1.7	4.3
Cash received for income tax receivables	89.9	—
Fair value adjustment on marketable investment securities recorded to stockholders' equity	(0.3)	0.7
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$40.5	$—
Operating lease liabilities	46.7	—

16.DIVESTITURES
On April 26, 2021, the Company entered into a definitive agreement with Castle Biosciences, Inc. for the sale of the Myriad myPath, LLC laboratory, which is the laboratory that offers the myPath Melanoma test. The transaction subsequently closed on May 28, 2021, and the Myriad myPath, LLC laboratory was sold for total cash consideration of $32.5 million. The transaction was accounted for as a sale of assets and the Company recognized a net gain of $31.2 million, in Other income on the Company’s Condensed Consolidated Statements of Operations related to the sale. Prior to the sale, Myriad myPath operations were included in the Company’s diagnostics reporting segment.
Held for Sale
On May 1, 2021, the Company entered into a definitive agreement to sell select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit (the "Autoimmune Business Transaction") to Laboratory Corporation of America Holdings for total cash consideration of $150.0 million. The Autoimmune Business Transaction is expected to close during the quarter ending September 30, 2021.
On May 21, 2021, the Company entered into a definitive agreement to sell Myriad RBM, Inc., a wholly owned subsidiary of the Company, to IQVIA RDS, Inc. for cash consideration of $198.0 million, adjusted for working capital, indebtedness, and transaction costs, which adjustment amounts are estimated to be $(3.9) million in the aggregate. This transaction closed on July 1, 2021.
The Company measured these businesses at the lower of their carrying value or fair value less any costs to sell. No impairment was recognized on the held for sale assets during the quarter ended June 30, 2021.

The operating results of these businesses do not qualify for reporting as discontinued operations. The operations of the Myriad Autoimmune business and Myriad RBM, Inc. are included in the Company's diagnostics reporting segment and other reporting segment, respectively. The following table presents information related to the assets and liabilities classified as held for sale at June 30, 2021:

(in millions)	Total
Assets
Inventory	$3.4
Intangibles, net	119.9
Goodwill	88.5
Other assets	13.9
Total assets held for sale	$225.7

Liabilities
Accrued liabilities	$5.8
Noncurrent operating lease liabilities	3.1
Other liabilities	3.3
Total liabilities held for sale	$12.2

Total net assets held for sale	$213.5
Inventory
In connection with the divestiture transactions, the Company recognized losses of $5.9 million and $6.6 million for a non-cancelable inventory purchase commitment and inventory, respectively, during the quarter ended June 30, 2021, as the Company will no longer have use for the goods. Both of these losses are included in Other income (expense) in the Company's Condensed Consolidated Statements of Operations for the quarter ended June 30, 2021.

17.SUBSEQUENT EVENTS
On July 1, 2021, the Company completed its sale of Myriad RBM, Inc., a wholly owned subsidiary of the Company, to IQVIA RDS, Inc. for cash consideration of $198.0 million, adjusted for working capital, indebtedness, and transaction costs, which adjustment amounts are estimated to be $(3.9) million in the aggregate. As the sale qualified as a specified asset sale as defined under the Amended Facility, as of July 1, 2021, the Company's maximum aggregate principal commitment on its Amended Facility decreased from $300.0 million to $263.5 million.
On July 30, 2021, the Company made a voluntary principal payment of $106.4 million to pay off the remaining outstanding balances on the Amended Facility and a $0.4 million interest payment incurred on the Amended Facility. As a result, the Company has no outstanding balances under the Amended Facility as of the date of this filing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars and shares in millions, except per share data)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the transition period ended December 31, 2020 included in our Transition Report on Form 10-K filed with the SEC, on March 16, 2021. “We,” “us,” “our,” “Myriad” and the “Company” as used in this Quarterly Report on Form 10‑Q refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.
Cautionary Statement Regarding Forward-Looking Statements
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10‑Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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
•the risk that sales and profit margins of our existing molecular diagnostic tests may decline or that we may not be able to operate our business on a profitable basis;
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
•the risk that we may be unable to develop or achieve commercial success for additional molecular diagnostic tests in a timely manner, or at all;
•the risk that we may not successfully develop new markets for our molecular diagnostic tests, including our ability to successfully generate revenue outside the United States;
•the risk that licenses to the technology underlying our molecular diagnostic tests and any future tests are terminated or cannot be maintained on satisfactory terms;
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
•risks related to changes in intellectual property laws covering our molecular diagnostic tests, or patents or enforcement, in the United States and foreign countries;
•risks of new, changing and competitive technologies and regulations in the United States and internationally;
•the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements; and
•the risk that we will be unable to pay, when due, amounts due under our credit or lending agreements.

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

General
We discover and commercialize genetic tests that determine the risk of developing disease, assess the risk of disease progression, and guide treatment decisions across medical specialties where critical genetic insights can significantly improve patient care and lower healthcare costs. Since our founding in 1992, we have performed tests for approximately five million patients. Our mission and purpose is to advance health and well-being for all, empowering every individual by revealing the answers inside each of us.
We are currently developing and executing upon a strategic transformation plan that is focused on the following strategic priorities: (1) put patients and customers first; (2) build new tech-enabled commercial capabilities; (3) elevate core products to their full potential; and (4) create new avenues for growth. In connection with these strategic priorities, we are focusing our efforts on our Hereditary Cancer, Tumor Profiling, Prenatal and Pharmacogenomics products and, as described below, have divested, or are in the process of divesting, certain non-core assets and businesses. We intend to execute on our transformation plan by prioritizing product innovation, research and technology initiatives, strategic collaborations and investments, and defining and deploying a customer-centric technology-enabled commercial model. We believe that by focusing on these strategic priorities, we will be able to reduce complexity and cost, improve our financial performance, build a more effective and cost-efficient sales model, and enhance our reimbursement and revenue cycle capabilities. In addition, we believe we can accelerate growth as we invest in innovation, research and partnership, develop capabilities to support our sales team with new digital tools and add more direct-to-consumer engagement, and build commercial capabilities to support new products and acquisitions.
Business Updates

During the quarter ended June 30, 2021, we continued to see improvement in business fundamentals for our diagnostic products which have been affected by the COVID-19 pandemic. We have also made the following recent announcements:

•On May 1, 2021, we entered into a definitive agreement to sell select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit (the "Autoimmune Business Transaction") to Laboratory Corporation of America Holdings for total cash consideration of $150.0 million.

•On May 21, 2021, we entered into a definitive agreement to sell Myriad RBM, Inc., a wholly owned subsidiary of the Company, to IQVIA RDS, Inc. for cash consideration of $198.0 million, adjusted for working capital, indebtedness and transaction costs which adjustment amounts are estimated to be $(3.9) million in the aggregate. This transaction was completed on July 1, 2021.

•On May 28, 2021, we completed the sale of the Myriad myPath, LLC laboratory to Castle Biosciences, Inc. for cash consideration of $32.5 million.

•We announced the appointments of Thomas P. Slavin, M.D., as Chief Medical Officer of Myriad Genetic Laboratories, and Melissa Gonzales, as President of Myriad Women's Health.

•We presented the results from a study with more than 275,000 women, which validated the use of a new method for polygenic breast cancer risk assessments in women of all ancestries, to leading collaborators on June 4, 2021 at the 2021 American Society of Clinical Oncology Annual Meeting.

•On July 30, 2021, we made a voluntary principal payment of $106.4 million and paid off the remaining outstanding balance on our Amended Facility.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The results of operations for the three months ended June 30, 2021 and 2020 are discussed below. See Note 14 “Segment and Related Information” in the notes to our Condensed Consolidated Financial Statements for information regarding our operating segments.

Revenue

	Three months ended June 30,		Change	% of Total Revenue
(in millions)	2021	2020	2021	2021	2020
Molecular diagnostic revenues:
Hereditary Cancer	$86.0	$39.9	$46.1	45%	43%
Tumor Profiling	29.2	10.5	18.7	15%	11%
Prenatal	29.4	16.6	12.8	16%	17%
Pharmacogenomics	22.6	8.5	14.1	12%	9%
Autoimmune	10.2	7.3	2.9	5%	8%
Other	1.3	0.5	0.8	1%	1%
Total molecular diagnostic revenue	178.7	83.3	95.4
Pharmaceutical and clinical service revenue	10.7	9.9	0.8	6%	11%
Total revenue	$189.4	$93.2	$96.2	100%	100%

Molecular diagnostic revenues increased $95.4 million for the three months ended June 30, 2021 compared to the same period in the prior year. Revenue for the three months ended June 30, 2020 was negatively impacted by the pandemic as patients incurred significant obstacles to access health care professionals. Hereditary Cancer revenues increased $46.1 million compared to the same period in the prior year due primarily to a 100% increase in volume. Tumor profiling revenues increased $18.7 million compared to the same period in the prior year due primarily to expanded coverage in Japan, a 41% increase in volume, and a 17% increase in average reimbursement per test. Revenue from Pharmacogenomics increased $14.1 million compared to the same period in the prior year due primarily to a 161% increase in volume. Prenatal revenues increased $12.8 million compared to the same period in the prior year due primarily to a 36% increase in average reimbursement per test.
Pharmaceutical and clinical service revenue increased slightly for the three months ended June 30, 2021 compared to the same period in the prior year due to increases in volume of services compared to the same period in the prior year.

Cost of Sales

	Three months ended June 30,
(in millions)	2021	2020	Change
Cost of molecular diagnostic testing	$48.0	$32.2	$15.8
Cost of molecular diagnostic testing as a % of revenue	26.9%	38.7%
Cost of pharmaceutical and clinical services	$5.7	$4.5	$1.2
Cost of pharmaceutical and clinical services as a % of revenue	53.3%	45.5%

The Cost of molecular diagnostic testing as a percentage of revenue decreased from 38.7% to 26.9% during the three months ended June 30, 2021 compared to the same period in the prior year. The decrease was primarily driven by the increase in revenue from higher test volumes during the period as the same period from the prior year was impacted by COVID-19; thus, costs decreased as a percentage of revenues as revenues from increases in test volumes outpaced personnel and materials costs to perform the tests.
The Cost of pharmaceutical and clinical services as a percentage of revenue increased from 45.5% to 53.3% during the three months ended June 30, 2021 compared to the same period in the prior year due to the change in mix of services provided.
Research and Development Expense

	Three months ended June 30,
(in millions)	2021	2020	Change
R&D expense	$19.5	$17.4	$2.1
R&D expense as a % of total revenue	10.3%	18.7%

Research and development expense for the three months ended June 30, 2021 increased compared to the same period in the prior year primarily due to increases in compensation costs as a result of employee bonus reductions in the prior period stemming from the significant impact of COVID-19 on the Company's financial results, and increases in costs incurred in the current period as part of the Company’s strategic transformation initiatives.
Selling, General and Administrative Expense

	Three months ended June 30,
(in millions)	2021	2020	Change
Selling, general and administrative expense	$134.8	$107.4	$27.4
Selling, general and administrative expense as a % of total revenue	71.2%	115.2%
Selling, general and administrative expense increased for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to a $7.3 million increase in stock-based compensation due to lower stock-based compensation in the prior period as a result of adjustments to stock-based compensation related to the departure of our former Chief Executive Officer, a $6.4 million increase in bonus expense as a result of employee bonus reductions in the prior period stemming from the significant impact of COVID-19 on the Company's financial results, a $4.6 million increase in commissions due to increases in sales, a $3.3 million increase in legal expenses, and $2.3 million in costs incurred in the current period as part of the Company's strategic transformation initiative.

Change in the Fair Value of Contingent Consideration

	Three months ended June 30,
(in millions)	2021	2020	Change
Change in the fair value of contingent consideration	$0.4	$—	$0.4
Change in the fair value of contingent consideration as a % of total revenue	0.2%	—%
The fair value of contingent consideration for the three months ended June 30, 2021 increased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon Diagnostics GmbH acquisition in fiscal year 2016.

Goodwill and long-lived asset impairment charges

	Three months ended June 30,
(in millions)	2021	2020	Change
Goodwill and long-lived asset impairment charges	$1.8	$—	$1.8
Goodwill and long-lived asset impairment charges as a % of total revenue	1.0%	—%
Goodwill and long-lived asset impairment charges increased for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to the Company recognizing a $1.8 million impairment to right-of-use assets as a result of the voluntary early termination of certain lease agreements to consolidate space during the current period. There were no impairments recognized in the prior period.
Other Income (Expense), Net

	Three months ended June 30,
(in millions)	2021	2020	Change
Other income (expense), net	$17.0	$9.8	$7.2

Other income (expense), net increased for the three months ended June 30, 2021 compared to the same period in the prior year due primarily to the $31.2 million net gain recognized on the sale of the Myriad myPath, LLC laboratory in the current period, partially offset by charges in the current period, including losses of $5.9 million and $6.6 million for a non-cancelable purchase commitment and inventory, respectively, recognized in connection with the divestiture transactions. Increases were also partially offset by the receipt of $14.6 million in stimulus funds from the CARES Act in the prior period.
Income Tax Expense (Benefit)

	Three months ended June 30,
(in millions)	2021	2020	Change
Income tax expense (benefit)	$0.9	$(3.0)	$3.9
Effective tax rate	(23.7)%	5.1%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax expense (benefit) for the three months ended June 30, 2021 was $0.9 million, and our effective tax rate was (23.7)%.  The decrease in the effective rate for the three months ended June 30, 2021 as compared to the same period in the prior year is primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, the tax impact of the CARES Act, and release of a valuation allowance.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The results of operations for the six months ended June 30, 2021 and 2020 are discussed below. See Note 14 “Segment and Related Information” in the notes to our Condensed Consolidated Financial Statements for information regarding our operating segments.

Revenue

	Six months ended June 30,		Change	% of Total Revenue
(in millions)	2021	2020	2021	2021	2020
Molecular diagnostic revenues:
Hereditary Cancer	$162.1	$125.1	$37.0	45%	49%
Tumor Profiling	60.2	24.2	36.0	17%	10%
Prenatal	53.1	36.9	16.2	14%	14%
Pharmacogenomics	40.2	28.9	11.3	11%	11%
Autoimmune	20.9	17.7	3.2	6%	7%
Other	1.8	1.0	0.8	—%	—%
Total molecular diagnostic revenue	338.3	233.8	104.5
Pharmaceutical and clinical service revenue	24.2	23.4	0.8	7%	9%
Total revenue	$362.5	$257.2	$105.3	100%	100%

Molecular diagnostic revenue for the six months ended June 30, 2021 increased $104.5 million compared to the same period in the prior year. Revenue for the six months ended June 30, 2020 was negatively impacted by the pandemic as patients incurred significant obstacles to access health care professionals. Hereditary Cancer revenues increased $37.0 million compared to the same period in the prior year due primarily to a 30% increase in volume. Tumor Profiling revenues increased $36.0 million compared to the same period in the prior year due to a 30% increase in volume, expanded coverage, including in Japan, and the submission of claims for previously performed tests that were pending clarification of the coverage policy. Prenatal revenues increased $16.2 million compared to the same period in the prior year due primarily to an increase of 21% in the average reimbursement per test and a 19% increase in volume. Revenue from Pharmacogenomics increased $11.3 million compared to the same period in the prior year due primarily to a 49% increase in volume.
Pharmaceutical and clinical service revenue increased slightly for the six months ended June 30, 2021 compared to the same period in the prior year due to $2.9 million generated from processing COVID-19 tests in the current period and also to a $1.7 million increase in revenue from pharmaceutical services for the six months ended June 30, 2021 compared to the same period in the prior year. Increases were partially offset by decreased revenue attributable to the sale of the Clinic, an internal medicine emergency hospital, which was sold in February 2020 and generated $3.9 million in revenue during the prior period.

Cost of Sales

	Six months ended June 30,
(in millions)	2021	2020	Change
Cost of molecular diagnostic testing	$92.1	$75.3	$16.8
Cost of molecular diagnostic testing as a % of revenue	27.2%	32.2%
Cost of pharmaceutical and clinical services	$11.9	$11.5	$0.4
Cost of pharmaceutical and clinical services as a % of revenue	49.2%	49.1%
The Cost of molecular diagnostic testing as a percentage of revenue decreased from 32.2% to 27.2% during the six months ended June 30, 2021 compared to the same period in the prior year. The decrease was primarily driven by the increase in revenue from higher test volumes during the period as the same period from the prior year was impacted by COVID-19; thus, costs decreased as a percentage of revenue as revenue from increases in test volumes outpaced personnel and materials costs to perform the tests.

The cost of pharmaceutical and clinical services as a percentage of revenue decreased slightly from 49.1% to 49.2% during the six months ended June 30, 2021 compared to the same period in the prior year due to the change in mix of services provided.
Research and Development Expense

	Six months ended June 30,
(in millions)	2021	2020	Change
R&D expense	$42.6	$37.1	$5.5
R&D expense as a % of total revenue	11.8%	14.4%

Research and development expense for the six months ended June 30, 2021 increased compared to the same period in the prior year primarily due to increases in costs incurred in the current period as part of the Company’s strategic transformation initiatives and increases in compensation costs as a result of employee bonus reductions in the prior period stemming from the significant impact of COVID-19 on the Company's financial results.
Selling, General and Administrative Expense

	Six months ended June 30,
(in millions)	2021	2020	Change
Selling, general and administrative expense	$280.3	$240.3	$40.0
Selling, general and administrative expense as a % of total revenue	77.3%	93.4%
Selling, general and administrative expense increased for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to $15.3 million in costs incurred in the current period as part of the Company's strategic transformation initiative, an $8.3 million increase in stock-based compensation due to lower stock-based compensation in the prior period as a result of adjustments to stock-based compensation related to the departure of our former Chief Executive Officer, a $7.4 million increase in bonus expense as a result of employee bonus reductions in the prior year stemming from the significant impact of COVID-19 on the Company's financial results, a $5.1 million increase in commissions due to increases in sales, and a $4.2 million increase in legal expenses. Increases were partially offset by a decrease in sales and marketing expenses of $5.4 million due primarily to fewer in-person sales and marketing events and travel-related expenses.

Change in the Fair Value of Contingent Consideration

	Six months ended June 30,
(in millions)	2021	2020	Change
Change in the fair value of contingent consideration	$1.3	$(3.4)	$4.7
Change in the fair value of contingent consideration as a % of total revenue	0.4%	(1.3)%
The fair value of contingent consideration for the six months ended June 30, 2021 increased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon Diagnostics GmbH acquisition in fiscal year 2016.
Goodwill and long-lived asset impairment charges

	Six months ended June 30,
(in millions)	2021	2020	Change
Goodwill and long-lived asset impairment charges	$1.8	$98.4	$(96.6)
Goodwill and long-lived asset impairment charges as a % of total revenue	0.5%	38.3%
Goodwill and long-lived asset impairment charges decreased for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to the Company recognizing goodwill impairment charges in the prior period related to the Myriad Autoimmune reporting unit, as well as additional charges related to the abandonment of an in-process research and development intangible asset during the prior period.

Other Income (Expense), Net

	Six months ended June 30,
(in millions)	2021	2020	Change
Other income (expense), net	$14.1	$12.4	$1.7

Other income (expense), net increased for the six months ended June 30, 2021 compared to the same period in the prior year due primarily to the $31.2 million net gain recognized on the sale of the Myriad myPath, LLC laboratory in the current period, partially offset by charges in the current period, including losses of $5.9 million and $6.6 million for a non-cancelable purchase commitment and inventory, respectively, recognized in connection with the divestiture transactions. Increases were also partially offset by the receipt of $14.6 million in stimulus funds from the CARES Act in the prior period.
Income Tax Expense (Benefit)

	Six months ended June 30,
(in millions)	2021	2020	Change
Income tax benefit	$(9.2)	$(18.9)	$9.7
Effective tax rate	17.2%	10.0%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the six months ended June 30, 2021 was $9.2 million, and our effective tax rate was 17.2%.  The increase in the effective rate for the six months ended June 30, 2021 as compared to the same period in the prior year is primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, the tax impact of the CARES Act, and release of a valuation allowance.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash, cash equivalents and marketable investment securities, our cash flows from operations, our cash flows from investing activities, and amounts available for borrowing under our Amended Facility. Our capital deployment strategy focuses on use of resources in the key areas of research and development, debt repayment, and acquisitions. We believe that investing organically through research and development and acquisitively to support business strategy provides the best return on invested capital. In the second quarter ended June 30, 2021, we entered into separate definitive agreements for the sale of the Myriad myPath, LLC laboratory; the sale of select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit; and the sale of Myriad RBM, Inc., a wholly owned subsidiary of the Company. On May 28, 2021, we completed the sale of the Myriad myPath, LLC laboratory for total cash consideration of $32.5 million, and on July 1, 2021, we completed the sale of Myriad RBM, Inc. for cash consideration of $198.0 million, adjusted for working capital, indebtedness, and transaction costs, which adjustment amounts are estimated to be $(3.9) million in the aggregate. We expect to close the Autoimmune Business Transaction for total cash consideration of $150.0 million during the third quarter of 2021, generating proceeds that are expected to provide additional liquidity.
We believe that our existing capital resources and the cash to be generated from the Autoimmune Business Transaction will be sufficient to meet our current and projected operating requirements for the foreseeable future. In addition, our capital resources and cash on hand may be used for acquisitions or other strategic investments.
All remaining borrowings under our Amended Facility, which matures on July 31, 2023, were repaid on July 30, 2021 using cash generated from our recent divestitures. Our available capital resources, however, may be consumed more rapidly than currently expected, and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all. In addition, we are subject to financial covenants as part of our outstanding Amended Facility that could limit our ability to incur additional indebtedness. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations, and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.

The Amended Facility restricts our ability to make future borrowings if unrestricted cash, cash equivalents and marketable securities exceed $150.0 million, unless such borrowings are used in connection with certain permitted acquisitions. Amendment No. 3 to the Amended Facility also included an immediate reduction in our revolving commitment to $300.0 million, with a further reduction to $250.0 million by the earlier of September 30, 2021 or the receipt of certain specified asset sales proceeds, and provided for further reductions to our revolving commitment, or mandatory prepayments of revolving loans, in the event of certain asset sales, which could limit our borrowing capacity, or reduce liquidity, in future periods. The Amended Facility allows us to keep the net cash proceeds of material asset sales received above certain dollar thresholds without corresponding mandatory prepayments or commitment reductions. In connection with the consummation of the sale of the Myriad myPath, LLC laboratory and Myriad RBM, Inc., we received certain specified asset sales proceeds as defined in Amendment No. 3 to the Amended Facility. Accordingly, on July 1, 2021, our revolving commitment amount was reduced from $300.0 million to $263.5 million and it will be reduced further to $250.0 million by the earlier of September 30, 2021 or the receipt of additional specified asset sales proceeds.
In 2019, we entered into a non-cancelable operating lease for our new corporate headquarters in Salt Lake City, Utah, which commenced April 2021 with a lease term of 15 years and total future lease payments of approximately $69.1 million.
Due to the continuing evolving global situation from the COVID-19 pandemic, including the emergence of the more highly transmissible Delta coronavirus variant and its impact on the ongoing recovery from the COVID-19 pandemic in the quarter ended June 30, 2021, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future. Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific, and technical personnel. Competition and compensation for such personnel and other qualified personnel rose as employment vacancies surged in the first half of 2021, and job applicants are often seeking a more flexible work arrangement over the long term as a condition of employment. Loss of the services of or failure to recruit additional key management, scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our research and development programs and molecular diagnostic services business. Disruptions to our supply chain as a result of COVID-19 and ongoing responses to it could cause shortages of critical materials required to conduct our business, which may have a material adverse effect on our business as a whole. In addition, inflation arising from the recovery from the COVID-19 pandemic, led by federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines in the United States in the second quarter of 2021, may have an ongoing impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

(in millions)	June 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$118.4	$117.0	$1.4
Marketable investment securities	46.0	33.7	12.3
Long-term marketable investment securities	19.9	21.0	(1.1)
Cash, cash equivalents and marketable investment securities	$184.3	$171.7	$12.6
The increase in cash, cash equivalents, and marketable investment securities was primarily driven by the change in the balance of prepaid taxes due to the receipt of an $89.6 million U.S. federal tax refund in the quarter ended March 31, 2021, $32.5 million in total cash consideration from the sale of the Myriad myPath, LLC laboratory and proceeds of $50.1 million from the exercise of stock options, partially offset by a $120.0 million repayment of the Company's revolving credit facility during the six months ended June 30, 2021 and by cash used in operating activities as part of our normal course of business.

The following table represents the Condensed Consolidated Cash Flow Statement:

	Six Months Ended June 30,
(in millions)	2021	2020	Change
Cash flows from operating activities	$67.4	$46.8	$20.6
Cash flows from investing activities	9.3	33.6	(24.3)
Cash flows from financing activities	(75.0)	1.1	(76.1)
Effect of foreign exchange rates on cash and cash equivalents	(0.3)	(0.5)	0.2
Change in cash and cash equivalents classified as held for sale	—	1.5	(1.5)
Net increase in cash and cash equivalents	1.4	82.5	(81.1)
Cash and cash equivalents at the beginning of the period	117.0	81.2	35.8
Cash and cash equivalents at the end of the period	$118.4	$163.7	$(45.3)
Cash Flows from Operating Activities
The increase in cash flows from operating activities for the six months ended June 30, 2021, compared to the same period in the prior year, was primarily due to the change in the balance of prepaid taxes due to the receipt of an $89.6 million U.S. federal tax refund, partially offset by a decrease in cash flows from operating activities primarily driven by a $62.6 million change in trade accounts receivable in the current period compared to the prior period due to the change in sales volumes and cash collections as a result of the significant impact of COVID-19 on the Company's financial results during the prior period.
Cash Flows from Investing Activities
The decrease in cash flows from investing activities for the six months ended June 30, 2021, compared to the same period in the prior year, was primarily due to a $29.2 million change in mix of purchases of and proceeds from marketable investment securities, partially offset by incremental cash proceeds of $11.2 million from divestitures due to the sale of the Myriad myPath, LLC laboratory in May 2021 for total cash consideration of $32.5 million, which exceeded cash proceeds from the sale of the Clinic of $21.3 million in February 2020.
Cash Flows from Financing Activities
The decrease in cash flows from financing activities for the six months ended June 30, 2021, compared to the same period in the prior year, was primarily due to the use of $120.0 million in cash for repayments of the Amended Facility during the six months ended June 30, 2021. The decrease was partially offset by an increase of $47.4 million in proceeds from the exercise of stock options, net of shares exchanged for payroll withholding tax, for the six months ended June 30, 2021 compared to the same period in the prior year.
Effects of Inflation
We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented. However, inflation caused by the acute shift brought on by the global recovery from the COVID-19 pandemic may have an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies in future periods. Inflationary costs may impact our profitability and could adversely affect our business, financial condition and results of operations.
Share Repurchase Program
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock. We may repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of June 30, 2021, we are authorized to repurchase up to $110.7 million under our current share repurchase authorization.  See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities” below.

Critical Accounting Policies
Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting policies, see our Transition Report on Form 10-K. Other than the policy on held for sale assets and liabilities described in Note 1, no significant changes to our accounting policies took place during the period presented.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk during the six months ended June 30, 2021 compared to the disclosures in Part II, Item 7A of our Transition Report on Form 10-K, which are incorporated by reference herein.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our Disclosure Controls are effective and the prior period material weakness in the Company's internal control over financial reporting as disclosed below has been remediated.
In connection with the preparation of our Consolidated Financial Statements as of and for the transition period ended December 31, 2020, we identified a material weakness in controls over the accounting for intercompany transactions, foreign currency exchanges and foreign currency translation related to our international subsidiaries. Specifically, as part of our financial statement close process, certain of our control activities were not sufficiently designed or operating effectively to ensure all of our policies were in compliance with generally accepted accounting principles, consistent in their application, retained in appropriate documentation and communicated to relevant parties. As a result of the material weakness, we recorded certain immaterial corrections to intercompany accounts, as well as foreign currency exchange and translation gains and losses, in our Consolidated Financial Statements for the transition period ended December 31, 2020. Management has completed its remediation of the material weakness as described below.
Remediation of Material Weakness
We have implemented control measures to improve our internal control over financial reporting and remediated the material weakness identified above. We took the following actions to remediate the material weakness:

•We designed additional control and review procedures needed to provide more robust and comprehensive internal controls over financial reporting that address the risks of material misstatement related to the accounting for intercompany transactions, foreign currency exchanges and foreign currency translation within our business processes.
•We implemented additional application controls in our financial systems, implemented formal review procedures, and formally documented our newly designed processes for the identified areas.
•We subjected the additional controls implemented to testing and concluded that the controls are operating effectively.

Changes in Internal Controls
The Company is in the midst of a multi-year transformation project to achieve better analytics and process efficiencies through the use of Oracle Fusion Cloud Services System, which will be substantially completed in the fourth quarter. Emphasis will continue to be placed on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.
Other than as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Transition Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Transition Report on Form 10-K other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Our financial condition and results of operations could be further adversely affected by the ongoing coronavirus pandemic.
Any outbreaks of COVID-19 (including its variant strains, such as the highly transmissible Delta variant) or any other outbreak of contagious disease or adverse public health development, could have a further material and adverse effect on our business operations. For example, government public health officials may place additional restrictions to curb the spread of COVID-19, limiting patients' access to our services, and patients may elect to defer certain testing, each of which would impede our progress in returning to profitability and recovering from the earlier effects of the COVID-19 pandemic. Such adverse effects could also include diversion or prioritization of healthcare resources away from the conduct of genetic testing, disruptions or restrictions on the ability of laboratories to process our tests, and delays or difficulties in patients accessing our tests.

As COVID-19 continues to affect individuals and businesses around the globe, we will likely experience further disruptions from time to time that could severely impact our business, including:

•decreased volume of testing as a result of disruptions to healthcare providers and limitations on the ability of providers to administer tests;

•disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and temporary closures of our facilities or the facilities of our collaborators or suppliers;

•limitations on employee resources that would otherwise be focused on the development of our products, processing our diagnostic tests, and the conduct of our clinical trials, including because of sickness of employees or their families or requirements imposed on employees to avoid contact with large groups of people; and

•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or access.

In addition, the continued spread of COVID-19 globally could further adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain are located overseas and both international and domestic components may continue to be subject to disruption as a result of COVID-19 and ongoing responses to it. If the supplies and components necessary to manufacture our products become unavailable or are disrupted as a result of COVID-19 and ongoing responses to it, then we may not be able to successfully perform our research or operate our business on a timely basis or at all. Additionally, our results of operations could be adversely affected to the extent that the continued spread of COVID-19 or any other public health emergency harms our business or the economy in general either domestically or in any other region in which we do business.
The extent to which COVID-19 continues to affect our operations and impede our recovery from the earlier effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of COVID-19 outbreaks, the rate of vaccination and efficacy of approved vaccines against COVID-19 and its variant strains, actions taken to contain COVID-19 or treat its impact, new information that may emerge concerning the health effects of COVID-19, and how quickly and to what extent normal economic and operating conditions would resume if the pandemic subsided, any of which could have a further adverse effect on our business and financial condition.

If we fail to retain our key personnel and hire, train and retain qualified employees and consultants, we may not be able to successfully continue our business.
Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. Competition and compensation for such personnel and other qualified personnel rose as employment vacancies surged in the first half of 2021, and job applicants are often seeking a more flexible work arrangement over the long term as a condition of employment. Loss of the services of or failure to recruit additional key management, scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our research and development programs and molecular diagnostic business and may have a material adverse effect on our business as a whole. In addition, inflation arising from the recovery from the COVID-19 pandemic, led by federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines in the United States in the second quarter of 2021, may have an ongoing impact on the costs that we incur to attract and retain qualified personnel and may make it more difficult for us to attract and retain such personnel.
Our agreements with our employees generally provide for employment that can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision to which each employee is subject expires for certain key employees on the applicable date of termination of employment or may not be enforceable under certain state or federal laws.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of June 30, 2021. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.
No stock repurchases were made under our stock repurchase program during the three months ended June 30, 2021.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: August 4, 2021	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: August 4, 2021	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal financial and accounting officer)