Form 10-Q
period 2021-09-30
MYRIAD GENETICS INC
filed 2021-11-04
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2021, the registrant had 79,854,649 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
Condensed Consolidated Balance Sheets
(in millions)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$295.2	$117.0
Marketable investment securities	70.9	33.7
Trade accounts receivable	93.6	89.5
Inventory	18.6	27.1
Prepaid taxes	0.4	108.4
Prepaid expenses and other current assets	20.2	13.7
Total current assets	498.9	389.4
Operating lease right-of-use assets	83.6	59.7
Long-term marketable investment securities	47.5	21.0
Property, plant, and equipment, net	43.4	40.7
Intangibles, net	414.8	576.5
Goodwill	239.7	329.2
Other assets	8.0	2.3
Total assets	$1,335.9	$1,418.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15.7	$20.5
Accrued liabilities	163.2	79.1
Current maturities of operating lease liabilities	12.8	13.6
Deferred revenues	11.5	32.7
Total current liabilities	203.2	145.9
Unrecognized tax benefits	32.0	30.5
Long-term deferred taxes	40.7	71.3
Noncurrent operating lease liabilities	80.7	50.6
Long-term debt	—	224.8
Other long-term liabilities	10.8	14.7
Total liabilities	367.4	537.8
Commitments and contingencies
Stockholders’ equity:
Common stock, 79.7 million and 75.4 million shares outstanding at September 30, 2021 and December 31, 2020, respectively	0.8	0.8
Additional paid-in capital	1,218.8	1,109.5
Accumulated other comprehensive loss	(4.4)	(2.3)
Accumulated deficit	(246.6)	(227.0)
Total Myriad Genetics, Inc. stockholders’ equity	968.6	881.0
Non-controlling interest	(0.1)	—
Total stockholders' equity	968.5	881.0
Total liabilities and stockholders’ equity	$1,335.9	$1,418.8
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Molecular diagnostic testing	$167.3	$135.7	$505.6	$369.5
Pharmaceutical and clinical services	—	9.5	24.2	32.9
Total revenue	167.3	145.2	529.8	402.4
Costs and expenses:
Cost of molecular diagnostic testing	47.8	39.9	139.9	115.2
Cost of pharmaceutical and clinical services	—	4.3	11.9	15.8
Research and development expense	18.8	17.6	61.4	54.7
Selling, general, and administrative expense	180.2	124.1	460.5	364.4
Change in the fair value of contingent consideration	0.4	(1.1)	1.7	(4.5)
Goodwill and long-lived asset impairment charges	—	—	1.8	98.4
Total costs and expenses	247.2	184.8	677.2	644.0
Operating loss	(79.9)	(39.6)	(147.4)	(241.6)
Other income (expense):
Interest income	0.2	0.4	0.6	1.7
Interest expense	(1.1)	(2.9)	(6.1)	(8.3)
Other	120.6	(1.6)	139.3	14.9
Total other income (expense), net	119.7	(4.1)	133.8	8.3
Income (loss) before income tax	39.8	(43.7)	(13.6)	(233.3)
Income tax expense (benefit)	15.2	(28.5)	6.0	(47.4)
Net income (loss)	24.6	(15.2)	(19.6)	(185.9)
Net loss attributable to non-controlling interest	—	—	—	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$24.6	$(15.2)	$(19.6)	$(185.8)
Net income (loss) per share:
Basic	$0.31	$(0.20)	$(0.25)	$(2.49)
Diluted	$0.30	$(0.20)	$(0.25)	$(2.49)
Weighted average shares outstanding:
Basic	78.8	74.7	77.3	74.6
Diluted	81.5	74.7	77.3	74.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$24.6	$(15.2)	$(19.6)	$(185.8)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	(0.2)	(0.2)	(0.5)	0.5
Change in foreign currency translation adjustment, net of tax	(0.2)	1.8	(1.6)	1.1
Comprehensive income (loss)	24.2	(13.6)	(21.7)	(184.2)
Comprehensive income (loss) attributable to Myriad Genetics, Inc. stockholders	$24.2	$(13.6)	$(21.7)	$(184.2)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total stockholders’ equity
BALANCES AT DECEMBER 31, 2019	$0.7	$1,085.1	$(5.3)	$(3.3)	$0.1	$1,077.3
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	0.2	—	—	—	0.2
Stock-based payment expense	—	7.5	—	—	—	7.5
Non-controlling interest	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(115.2)	—	(115.2)
Reclassification out of accumulated other comprehensive loss upon the deconsolidation of a subsidiary	—	—	0.1	—	—	0.1
Other comprehensive loss, net of tax	—	—	(2.6)	—	—	(2.6)
BALANCES AT MARCH 31, 2020	$0.7	$1,092.8	$(7.8)	$(118.5)	$—	$967.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	1.9	—	—	—	1.9
Stock-based payment expense	—	1.9	—	—	—	1.9
Net loss	—	—	—	(55.4)	—	(55.4)
Other comprehensive income, net of tax	—	—	2.6	—	—	2.6
BALANCES AT JUNE 30, 2020	$0.7	$1,096.6	$(5.2)	$(173.9)	$—	$918.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	0.1	(3.8)	—	—	—	(3.7)
Stock-based payment expense	—	8.4	—	—	—	8.4
Net loss	—	—	—	(15.2)	—	(15.2)
Other comprehensive income, net of tax	—	—	1.6	—	—	1.6
BALANCES AT SEPTEMBER 30, 2020	$0.8	$1,101.2	$(3.6)	$(189.1)	$—	$909.3

BALANCES AT DECEMBER 31, 2020	$0.8	$1,109.5	$(2.3)	$(227.0)	$—	$881.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	26.0	—	—	—	26.0
Stock-based payment expense	—	9.0	—	—	—	9.0
Net loss	—	—	—	(39.5)	—	(39.5)
Other comprehensive loss, net of tax	—	—	(1.3)	—	—	(1.3)
BALANCES AT MARCH 31, 2021	$0.8	$1,144.5	$(3.6)	$(266.5)	$—	$875.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	23.5	—	—	—	23.5
Stock-based payment expense	—	8.9	—	—	—	8.9
Non-controlling interest	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(4.7)	—	(4.7)
Other comprehensive loss, net of tax	—	—	(0.4)	—	—	(0.4)
BALANCES AT JUNE 30, 2021	$0.8	$1,176.9	$(4.0)	$(271.2)	$(0.1)	$902.4
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	31.9	—	—	—	31.9
Stock-based payment expense	—	10.0	—	—	—	10.0
Net income	—	—	—	24.6	—	24.6
Other comprehensive loss, net of tax	—	—	(0.4)	—	—	(0.4)
BALANCES AT SEPTEMBER 30, 2021	$0.8	$1,218.8	$(4.4)	$(246.6)	$(0.1)	$968.5
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Myriad Genetics, Inc. stockholders	$(19.6)	$(185.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49.5	53.3
Non-cash interest expense	1.3	0.4
Non-cash lease expense	9.8	9.6
Stock-based compensation expense	27.9	17.8
Deferred income taxes	(27.8)	(0.6)
Unrecognized tax benefits	1.5	14.9
Change in fair value of contingent consideration	1.7	(4.5)
Loss on inventory	6.5	—
Impairment of goodwill and long-lived assets	1.8	98.4
Gain on sale of businesses and assets	(162.0)	(1.0)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6.7)	5.4
Trade accounts receivable	(11.6)	33.3
Inventory	(1.6)	1.7
Prepaid taxes	108.0	(83.2)
Other assets	(3.6)	(1.2)
Accounts payable	(4.8)	(2.6)
Accrued liabilities	78.2	3.1
Deferred revenues	(20.4)	28.5
Net cash provided by (used in) operating activities	28.1	(12.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14.6)	(6.8)
Proceeds from sale of businesses and assets	379.1	21.3
Purchases of marketable investment securities	(101.0)	(15.8)
Proceeds from maturities and sales of marketable investment securities	36.8	51.9
Net cash provided by investing activities	300.3	50.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	90.0	2.2
Payment of tax withheld for common stock issued under stock-based compensation plans	(8.6)	(3.9)
Payment of contingent consideration recognized at acquisition	(3.3)	(0.1)
Fees associated with refinancing of revolving credit facility	(1.2)	(1.0)
Repayment of revolving credit facility	(226.4)	—
Net cash used in financing activities	(149.5)	(2.8)
Effect of foreign exchange rates on cash and cash equivalents	(0.7)	0.3
Change in cash and cash equivalents classified as held for sale	—	1.5
Net increase in cash and cash equivalents	178.2	37.1
Cash and cash equivalents at beginning of the period	117.0	81.2
Cash and cash equivalents at end of the period	$295.2	$118.3
See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Myriad Genetics, Inc. and its subsidiaries (collectively, the “Company” or “Myriad”) discover and commercialize genetic tests that determine the risk of developing disease, assess the risk of disease progression, and guide treatment decisions across medical specialties where critical genetic insights can significantly improve patient care and lower healthcare costs. The Company's mission and purpose is to advance health and well-being for all, empower individuals with vital genetic insights and enable healthcare providers to better detect, treat and prevent disease. The Company generates revenue by performing molecular diagnostic tests and, prior to the sale of Myriad RBM, Inc. on July 1, 2021 as described in Note 16, by providing pharmaceutical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company’s corporate headquarters are located in Salt Lake City, Utah.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Operating results for the three and nine months ended September 30, 2021 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The Company has historically experienced seasonality in its testing business. The volume of testing is negatively impacted by the summer season, which is generally reflected in the quarter ending June 30 and the quarter ending September 30. The quarter ending December 31 is generally strong as the Company sees an increase in volumes from patients who have met their annual insurance deductible. Conversely, the quarter ending March 31 is typically negatively impacted by the annual reset of patient deductibles.
Due to the COVID-19 global pandemic, including variants of COVID-19 (“COVID-19”), seasonality may not follow the same pattern as in prior years. Volumes and results of operations were impacted negatively in calendar year 2020 by COVID-19. As such, the Company’s year over year results may not be comparable. Management continues to monitor the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the variants of COVID-19 that have surfaced around the world, the Company is not able to fully estimate the effects of COVID-19 on results of operations, financial condition, or liquidity for future periods.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications have no impact on the total assets, total liabilities, stockholders’ equity, cash flows from operations, or net income (loss) for the period.
Recent Accounting Pronouncements
Recently Adopted Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is a new accounting standard to simplify accounting for income taxes and remove, modify, and add to the disclosure requirements of income taxes. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. This guidance was adopted with no material impact to the Company's Condensed Consolidated Financial Statements.

2.REVENUE
Myriad generates revenue by performing molecular diagnostic testing, and prior to the sale of Myriad RBM, Inc. on July 1, 2021, pharmaceutical services. Molecular diagnostic revenues consists of the following categories (products): Hereditary Cancer (myRisk, BRACAnalysis, BRACAnalysis CDx), Tumor Profiling (myChoice CDx, Prolaris, and EndoPredict), Prenatal (Foresight and Prequel), Pharmacogenomics (GeneSight), Autoimmune (Vectra), and Other. The Company previously provided pharmaceutical services and clinical services prior to the sale of Myriad RBM, Inc. and Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”), respectively. Prior to the sale of the Myriad myPath, LLC laboratory in May 2021 and select assets of the Myriad Autoimmune (Vectra) business unit in September 2021, the associated revenue was included within Molecular diagnostic revenues. See Note 16 for a discussion of these divestitures. Revenue is recorded at the estimated amount of consideration to be received. The Company has determined that the communication of test results or the completion of pharmaceutical and clinical services indicates transfer of control for revenue recognition purposes.
The following table presents detail regarding the composition of the Company’s total revenue by category and by U.S. versus rest of world (“RoW”):

	Three months ended September 30,
	2021			2020
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer	$68.2	$11.2	$79.4	$72.0	$8.5	$80.5
Tumor Profiling	21.4	11.5	32.9	14.4	2.6	17.0
Prenatal	23.5	0.1	23.6	16.5	0.1	16.6
Pharmacogenomics	24.1	—	24.1	11.9	—	11.9
Autoimmune	7.3	—	7.3	9.1	—	9.1
Other	—	—	—	0.6	—	0.6
Total molecular diagnostic revenue	144.5	22.8	167.3	124.5	11.2	135.7
Pharmaceutical and clinical services revenue	—	—	—	9.5	—	9.5
Total revenue	$144.5	$22.8	$167.3	$134.0	$11.2	$145.2

	Nine months ended September 30,
	2021			2020
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer	$207.1	$34.4	$241.5	$188.2	$17.4	$205.6
Tumor Profiling	63.9	30.5	94.4	33.7	7.5	41.2
Prenatal	76.3	0.4	76.7	53.2	0.3	53.5
Pharmacogenomics	64.3	—	64.3	40.8	—	40.8
Autoimmune	28.2	—	28.2	26.8	—	26.8
Other	—	0.5	0.5	1.6	—	1.6
Total molecular diagnostic revenue	439.8	65.8	505.6	344.3	25.2	369.5
Pharmaceutical and clinical services revenue	24.2	—	24.2	29.0	3.9	32.9
Total revenue	$464.0	$65.8	$529.8	$373.3	$29.1	$402.4

The Company performs its obligation under a contract with a customer by processing diagnostic tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company’s performance of its contractual obligations. When this occurs, the Company records a contract liability as deferred revenue. Included within the Company's deferred revenues are advance Medicare payments. During the fiscal year ended June 30, 2020, the Company received approximately $29.7 million in advance Medicare payments to provide relief from the economic impacts of COVID-19 on the Company. The advanced Medicare payments began being applied against services performed in April 2021 and will continue until the funds previously received are fully earned. A reconciliation of the beginning and ending balances of deferred revenues is shown in the table below:

	Nine months ended September 30,
(in millions)	2021	2020
Deferred revenues - beginning balance	$32.7	$3.6
Revenue recognized	(30.3)	(8.4)
Prepayments	10.1	37.1
Divestitures	$(1.0)	$—
Deferred revenues - ending balance	$11.5	$32.3
In accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of the Company’s performance to date.
In determining the transaction price, the Company includes an estimate of the expected amount of consideration as revenue. The Company applies this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled. An estimate of transaction price does not include any estimated amount of variable consideration that is constrained. In addition, the Company considers all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. The Company considers the probability of the variable consideration for each possible scenario. The Company also has significant experience with historical discount patterns and uses this experience to estimate transaction prices.
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
Cash collections for certain diagnostic tests delivered may differ from rates originally estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, and settlements with third party payors. During the three and nine months ended September 30, 2021, the Company recognized $7.6 million and $16.6 million in revenue, respectively, which resulted in a $0.07 impact and $0.16 impact to earnings per share, respectively, for tests in which the performance obligation of delivering the tests results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price. Additionally, during the three months ended March 31, 2021, the Company recognized $6.8 million of revenue due to expanded coverage for Prolaris, for which revenue was fully constrained in a prior period.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies that make payments on the customer's behalf, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented approximately 17% of total revenue for each of the three and nine months ended September 30, 2021, and 16% and 15% of total revenue for the three and nine months ended September 30, 2020, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. No payor accounted for more than 10% of accounts receivable at September 30, 2021 or December 31, 2020. The Company does not require collateral from its customers.

3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2021 and December 31, 2020 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2021
Cash and cash equivalents:
Cash	$208.8	$—	$—	$208.8
Cash equivalents	86.4	—	—	86.4
Total cash and cash equivalents	295.2	—	—	295.2
Available-for-sale:
Corporate bonds and notes	90.7	0.2	(0.1)	90.8
Municipal bonds	19.4	0.1	—	19.5
Federal agency issues	2.6	—	—	2.6
US government securities	5.5	—	—	5.5
Total	$413.4	$0.3	$(0.1)	$413.6

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2020:
Cash and cash equivalents:
Cash	$47.9	$—	$—	$47.9
Cash equivalents	69.1	—	—	69.1
Total cash and cash equivalents	117.0	—	—	117.0
Available-for-sale:
Corporate bonds and notes	28.8	0.5	—	29.3
Municipal bonds	9.4	0.2	—	9.6
Federal agency issues	4.0	—	—	4.0
US government securities	11.7	0.1	—	11.8
Total	$170.9	$0.8	$—	$171.7

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at September 30, 2021:

(in millions)	Amortized cost	Estimated fair value
Cash	$208.8	$208.8
Cash equivalents	86.4	86.4
Available-for-sale:
Due within one year	70.7	70.9
Due after one year through five years	47.5	47.5
Due after five years	—	—
Total	$413.4	$413.6
There were no debt securities classified as available-for-sale in a gross unrealized loss position as of September 30, 2021 or December 31, 2020.
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
Level 3—unobservable inputs.
All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement period of approximately 13.8 years, utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business. The contingent earn-out liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.  Changes to contingent consideration liabilities are reflected in Change in the fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2021
Money market funds (a)	$86.4	$—	$—	$86.4
Corporate bonds and notes	—	90.8	—	90.8
Municipal bonds	—	19.5	—	19.5
Federal agency issues	—	2.6	—	2.6
US government securities	—	5.5	—	5.5
Contingent consideration	—	—	(8.8)	(8.8)
Total	$86.4	$118.4	$(8.8)	$196.0
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Money market funds (a)	$69.1	$—	$—	$69.1
Corporate bonds and notes	—	29.3	—	29.3
Municipal bonds	—	9.6	—	9.6
Federal agency issues	—	4.0	—	4.0
US government securities	—	11.8	—	11.8
Contingent consideration	—	—	(10.9)	(10.9)
Total	$69.1	$54.7	$(10.9)	$112.9
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance December 31, 2020	$10.9
Payment of contingent consideration	(3.3)
Change in fair value recognized in the income statement	1.7
Translation adjustments recognized in other comprehensive loss	(0.5)
Ending balance September 30, 2021	$8.8
5.PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	September 30, 2021	December 31, 2020
Leasehold improvements	$38.1	$35.7
Equipment	110.3	117.9
Property, plant and equipment, gross	148.4	153.6
Less accumulated depreciation	(105.0)	(112.9)
Property, plant and equipment, net	$43.4	$40.7
The change in equipment from December 31, 2020 to September 30, 2021 was primarily due to the sales of Myriad RBM, Inc. and select assets of the Myriad Autoimmune business. See Note 16 for additional information on these divestitures.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Depreciation expense	$2.6	$2.4	$8.9	$7.5

6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2021:

(in millions)	Diagnostic	Other	Total
Beginning balance	$272.3	$56.9	$329.2
Divestitures	(31.6)	(56.9)	(88.5)
Translation adjustments	(1.0)	—	(1.0)
Ending balance	$239.7	$—	$239.7
During the quarter ended September 30, 2021, the Company completed the sale of Myriad RBM, Inc. and select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit. See Note 16 for additional information on these divestitures.
Intangible Assets
Intangible assets have primarily consisted of amortizable assets of purchased licenses and technologies, customer relationships, and trade names as well as non-amortizable intangible assets of in-process technologies and research and development. As of September 30, 2021, the Company's intangible assets consist of only purchased licenses and technologies due to the completion of the sales of Myriad RBM, Inc. and select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit. In connection with these sales, the Company sold $199.1 million in purchased licenses and technologies, $4.8 million in-process research and development intangible assets, $4.7 million in customer relationships, and $3.0 million in trademarks, resulting in an aggregate decrease of intangible assets of $120.0 million, net of $91.6 million in accumulated amortization. See Note 16 for additional information on these divestitures. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At September 30, 2021:
Purchased licenses and technologies	$617.4	$(202.6)	$414.8
Total amortized intangible assets	617.4	(202.6)	414.8
Total intangible assets	$617.4	$(202.6)	$414.8

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2020:
Purchased licenses and technologies	$818.2	$(248.2)	$570.0
Customer relationships	4.7	(4.5)	0.2
Trademarks	3.0	(1.5)	1.5
Total amortized intangible assets	825.9	(254.2)	571.7
In-process research and development	4.8	—	4.8
Total unamortized intangible assets	4.8	—	4.8
Total intangible assets	$830.7	$(254.2)	$576.5
The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Amortization of intangible assets	$11.6	$15.3	$40.6	$45.8

7.ACCRUED LIABILITIES

(in millions)	September 30, 2021	December 31, 2020
Employee compensation and benefits	$54.0	$48.9
Legal accrual	48.0	—
Accrued taxes payable	17.3	4.3
Refunds payable and reserves	8.9	9.3
Short-term contingent consideration	3.3	3.4
Accrued royalties	5.0	3.8
Purchase commitment	5.2	—
Other accrued liabilities	21.5	9.4
Total accrued liabilities	$163.2	$79.1
During the quarter ended September 30, 2021, the Company accrued $48.0 million for a potential settlement of the qui tam lawsuit against Crescendo Bioscience, Inc. and the Company. Refer to Note 13 for additional information.
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
Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, and complete mergers, consolidations, or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to stockholders. Beginning with the quarter ended June 30, 2022, the Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. Amendment No. 2 modified the Amended Facility's compliance with the leverage covenant and the interest coverage ratio covenant, which were waived through March 31, 2021. Amendment No. 2 also revised certain negative covenants of the Amended Facility during the Modification Period. Amendment No. 3 waived compliance with the leverage ratio and the interest coverage ratio covenants through the quarter ending March 31, 2022 and also lowered the minimum liquidity covenant, which was added by Amendment No. 2, to $150.0 million, and made it applicable through such quarter. Amendment No. 3 restricted the Company from borrowing under the Amended Facility if unrestricted cash and cash equivalents exceed $150.0 million, unless such borrowings are in connection with acquisitions. The Company was in compliance with all applicable financial covenants at September 30, 2021.

During the nine months ended September 30, 2021, the Company made principal repayments totaling $226.4 million on the Amended Facility, including a voluntary principal payment on July 30, 2021 of $106.4 million to pay off the remaining outstanding balances on the Amended Facility. As a result, the Company had no outstanding balances under the Amended Facility as of September 30, 2021. During the transition period ended December 31, 2020, the Company did not make any principal repayments. The $1.8 million long-term debt discount associated with the Amended Facility is recorded to Other assets in the Condensed Consolidated Balance Sheet. The Company's maximum aggregate principal commitment on its Amended Facility is $250.0 million as of September 30, 2021.
As of December 31, 2020, the Company had a long-term debt balance of $224.8 million, net of a $1.9 million long-term debt discount.

9.OTHER LONG-TERM LIABILITIES

(in millions)	September 30, 2021	December 31, 2020
Contingent consideration	$5.5	$7.4
Other	5.3	7.3
Total other long-term liabilities	$10.8	$14.7
The Company's balance of other long-term liabilities as of September 30, 2021 and December 31, 2020 primarily consists of the Company’s portion of social security taxes that have been deferred under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that do not have to be remitted until December 2022.
10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no preferred shares outstanding at September 30, 2021.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 79.7 million shares issued and outstanding at September 30, 2021.
Common shares issued and outstanding

	Nine months ended September 30,
(in millions)	2021	2020
Beginning common stock issued and outstanding	75.4	74.5
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	4.3	0.7
Common stock issued and outstanding at end of period	79.7	75.2
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Denominator:
Weighted-average shares outstanding used to compute basic EPS	78.8	74.7	77.3	74.6
Effect of dilutive shares	2.7	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	81.5	74.7	77.3	74.6

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Anti-dilutive options and RSUs excluded from EPS computation	0.1	7.3	4.9	7.3
Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 million of the Company’s outstanding common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company's management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2021, the Company is authorized to repurchase up to $110.7 million of shares under this authorization. No shares were repurchased during the nine months ended September 30, 2021 or 2020.
11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants, and directors. Stockholders have approved amendments to the 2017 Plan increasing the shares available to grant. As of September 30, 2021, the Company has 3.6 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan. To the extent that awards outstanding under the Company's prior equity plans expire or are cancelled without delivery of shares of common stock, they also will be available for issuance pursuant to the 2017 Plan.
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
Stock Options
A summary of the stock option activity under the Company’s equity plans and inducement awards, for the nine months ended September 30, 2021 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	5.2	$23.24
Options granted	—	$—
Less:
Options exercised	(3.6)	$24.26
Options canceled or expired	(0.1)	$25.03
Options outstanding at September 30, 2021	1.5	$20.57
Options exercisable at September 30, 2021	1.1	$23.20

As of September 30, 2021, there was $2.6 million of total unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
A summary of the RSU activity under the Company’s equity plans and inducement awards, including RSU awards with performance metrics, for the nine months ended September 30, 2021 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	3.2	$20.56
RSUs granted	1.7	$29.95
Less:
RSUs vested	(0.8)	$24.00
RSUs canceled	(0.7)	$24.63
RSUs outstanding at September 30, 2021	3.4	$23.91
As of September 30, 2021, there was $68.2 million of total unrecognized stock-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was approved by stockholders in 2012 (the “2012 Purchase Plan”), under which 2.0 million shares of common stock have been authorized.  On September 23, 2021, the Board of Directors of the Company approved an amended and restated 2012 Employee Stock Purchase Plan, which authorizes an additional 2.0 million shares of common stock and extends the term of the 2012 Purchase Plan to November 30, 2032, subject in each case to obtaining stockholder approval. The amended and restated 2012 Employee Stock Purchase Plan also amended certain provisions of the 2012 Purchase Plan effective upon approval by the Board of Directors, including expanding the definition of "offering period" to provide that the Board of Directors may determine the period in accordance with the terms of the plan, and capping the number of shares that may be purchased by any participant during an offering period at 5,000 shares. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period.  As of September 30, 2021, approximately 0.1 million shares of common stock are available for issuance under the 2012 Purchase Plan.
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Cost of molecular diagnostic testing	$0.4	$0.3	$1.1	$1.0
Cost of pharmaceutical and clinical services	—	0.1	0.1	0.3
Research and development expense	0.8	1.3	3.3	3.6
Selling, general, and administrative expense	8.8	6.7	23.4	12.9
Total stock-based compensation expense	$10.0	$8.4	$27.9	$17.8
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

Income tax expense for the three months ended September 30, 2021 was $15.2 million, or approximately 38.2% of pre-tax income compared to an income tax benefit of $28.5 million, or approximately 65.2% of pre-tax loss, for the three months ended September 30, 2020. Income tax expense for the nine months ended September 30, 2021 was $6.0 million, or approximately (44.1)% of pre-tax loss compared to an income tax benefit of $47.4 million, or approximately 20.3% of pre-tax loss, for the nine months ended September 30, 2020.   Income tax expense for the three and nine months ended September 30, 2021 is based on the Company’s estimated annualized effective tax rate for the fiscal year ending December 31, 2021, adjusted for discrete items recognized during the respective periods.  For the three and nine months ended September 30, 2021, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, stock compensation expenses, benefit recorded as a result of the CARES Act, asset impairment expenses, release of a valuation allowance, and differences between the book and tax basis of assets divested.
The Company files U.S., foreign and state income tax returns in jurisdictions with various statutes of limitations.  The Company is currently under audit by the State of California for the fiscal years ended June 30, 2017-2018, the State of New Jersey for the fiscal years ended June 30, 2013-2017; Germany for the fiscal years ended June 30, 2013-2015; and Switzerland for the fiscal years ended June 30, 2015-2016. Annual and interim tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
13.COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities, including the matters described below. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies.
Qui Tam Lawsuit
In June 2016, the Company's wholly owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting that CBI produce documents relating to entities that received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third party entities. The Office of Inspector General subsequently requested additional documentation in December 2017. CBI provided to the Office of Inspector General the documents requested. On January 30, 2020, the United States District Court for the Northern District of California unsealed a qui tam complaint, filed on April 16, 2016 against CBI and the Company, alleging violations of the Federal and California False Claims Acts and the California Insurance Fraud Prevention Act. On January 22, 2020, after a multi-year investigation into CBI’s and the Company’s alleged conduct, the United States declined to intervene. On January 27, 2020, the State of California likewise filed its notice of declination. The Company was not aware of the complaint until after it was unsealed. On May 23, 2020, the court denied CBI and the Company’s motion to dismiss. The Company has accrued $48.0 million for a potential settlement of this qui tam lawsuit against CBI and the Company, which is included in accrued liabilities in the Company's Condensed Consolidated Balance Sheet. If no settlement is reached, the Company intends to continue to vigorously defend this case, but it cannot predict with any degree of certainty the ultimate resolution of this matter or determine whether, or to what extent, any loss with respect to this matter may exceed the amount that it has accrued.
Purported Securities Class Action
On September 27, 2019, a purported class action complaint was filed in the United States District Court for the District of Utah, against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Chief Financial Officer, R. Bryan Riggsbee (“Defendants”). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company’s former Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding the Company's business, operations, and acquisitions. The lead plaintiff seeks the payment of damages allegedly sustained by it and the purported class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees. On March 16, 2021, the United States District Court for the District of Utah denied the Company’s motion to dismiss. The Company intends to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

Stockholder Derivative Actions
On August 9, 2021, a stockholder derivative complaint was filed in the Delaware Court of Chancery against the Company's former President and Chief Executive Officer, Mark C. Capone, its Chief Financial Officer, R. Bryan Riggsbee, its former Executive Vice President of Clinical Development, Bryan M. Dechairo, and certain of its current and former directors, Lawrence C. Best, Walter Gilbert, John T. Henderson, Heiner Dreismann, Dennis Langer, Lee N. Newcomer, S. Louise Phanstiel, and Colleen F. Reitan (collectively, the "Individual Defendants"), and the Company, as nominal defendant. The complaint is premised upon similar allegations as set forth in the securities class action, including that the Individual Defendants made false and misleading statements regarding the Company's business and operations. The plaintiff, Donna Hickock, asserts breach of fiduciary duty and unjust enrichment claims against the Individual Defendants and seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged breaches, or disgorgement or restitution, from each of the Individual Defendants, plus interest. Plaintiff Hickock also seeks legal and other costs and fees relating to this action. The Company intends to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.
On September 17, 2021, a second stockholder derivative complaint was filed in the United States District Court for the District of Delaware against the Individual Defendants, and the Company, as nominal defendant. The action is premised upon similar allegations as set forth in the securities class action and Hickock stockholder derivative action. The plaintiff, Karen Marcey, asserts that the Individual Defendants violated U.S. securities laws and breached their fiduciary duties, and also asserts unjust enrichment, waste of corporate assets and insider trading claims against all or some of the Individual Defendants. Plaintiff Marcey seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged violations and restitution from the Individual Defendants, plus interest and, on behalf of herself, legal and other costs and fees relating to this action. The Company intends to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.
Other Matters
On July 27, 2020, a lawsuit was filed against the Company in the Superior Court of Suffolk County, Massachusetts, by Heide Abelli and Victor Pricolo. The plaintiffs claim negligence, breach of contract and associated torts in connection with an alleged error in testing performed by the Company in 2004. The plaintiffs seek damages allegedly sustained by them by reason of the allegations set forth in their complaint, together with interest and costs. The Company intends to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.
As of September 30, 2021, the management of the Company believes any reasonably possible liability that may result from the resolution of any other matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows. However, it is possible that the ultimate resolution of other matters, if unfavorable, may be material to the results of operations or financial condition for a particular period.
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

Segment revenue and operating income (loss) were as follows during the periods presented:

(in millions)	Diagnostics	Other	Total
Three months ended September 30, 2021
Revenues	$161.7	$5.6	$167.3
Depreciation and amortization	13.1	1.1	14.2
Segment operating loss	(21.7)	(58.2)	(79.9)

Three months ended September 30, 2020
Revenues	$130.5	$14.7	$145.2
Depreciation and amortization	16.7	1.0	17.7
Segment operating loss	(0.3)	(39.3)	(39.6)

Nine months ended September 30, 2021
Revenues	$496.6	$33.2	$529.8
Depreciation and amortization	45.8	3.7	49.5
Segment operating income (loss)	26.3	(173.7)	(147.4)

Nine months ended September 30, 2020
Revenues	$362.0	$40.4	$402.4
Depreciation and amortization	50.2	3.1	53.3
Segment operating loss	(127.7)	(113.9)	(241.6)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Total operating loss for reportable segments	$(79.9)	$(39.6)	$(147.4)	$(241.6)
Unallocated amounts:
Interest income	0.2	0.4	0.6	1.7
Interest expense	(1.1)	(2.9)	(6.1)	(8.3)
Other	120.6	(1.6)	139.3	14.9
Income (loss) from operations before income taxes	39.8	(43.7)	(13.6)	(233.3)
Income tax expense (benefit)	15.2	(28.5)	6.0	(47.4)
Net income (loss)	24.6	(15.2)	(19.6)	(185.9)
Net loss attributable to non-controlling interest	—	—	—	(0.1)
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$24.6	$(15.2)	$(19.6)	$(185.8)
15.SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,
(in millions)	2021	2020
Cash paid during the period for income taxes	$2.4	$2.3
Cash paid for interest	2.1	6.9
Cash received for income tax receivables	89.9	—
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$40.5	$—
Operating lease liabilities	46.8	—

16.DIVESTITURES
On May 28, 2021, the Company completed its sale of the Myriad myPath, LLC laboratory to Castle Biosciences, Inc. for cash consideration of $32.5 million. The transaction was accounted for as a sale of assets and the Company recognized a gain of $31.2 million, net of transaction costs of $1.3 million, in Other income (expense) on the Company’s Condensed Consolidated Statements of Operations related to the sale. Prior to the sale, Myriad myPath operations were included in the Company’s diagnostics reporting segment.
On July 1, 2021, the Company completed its sale of Myriad RBM, Inc., a wholly owned subsidiary of the Company, to IQVIA RDS, Inc. for cash consideration of $197.0 million. The transaction was accounted for as a sale of a business and the Company recognized a gain of $121.0 million, net of transaction costs of $4.8 million, in Other income (expense) on the Company's Condensed Consolidated Statements of Operations. Prior to the sale, Myriad RBM, Inc. operations were included in the Company’s other reporting segment.
On September 13, 2021, the Company completed its sale of select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit to Laboratory Corporation of America Holdings for cash consideration of $150.0 million. The transaction was accounted for as a sale of a business and the Company recognized a loss of $0.6 million, net of transaction costs of $4.4 million, in Other income (expense) on the Company's Condensed Consolidated Statements of Operations. Prior to the sale, the Myriad Autoimmune business operations were included in the Company’s diagnostics reporting segment.
The operating results of these businesses do not qualify for reporting as discontinued operations.
Inventory
In connection with the divestiture transactions, the Company recognized losses of $5.2 million and $6.5 million for a non-cancelable inventory purchase commitment and inventory, respectively, during the nine months ended September 30, 2021, as the Company will no longer have use for the goods. Both of these losses are included in Other income (expense) in the Company's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.
The following table details the amounts recognized in Other income for the three and nine months ended September 30, 2021:

(in millions)	Three months ended September 30, 2021	Nine months ended September 30, 2021
Gain on sale of Myriad RBM, Inc.	$121.0	$121.0
Gain on sale of Myriad myPath, LLC laboratory	—	31.2
Gain (loss) on inventory	0.8	(11.7)
Loss on sale of Myriad Autoimmune assets	(0.6)	(0.6)
Other	(0.6)	(0.6)
Total Other Income	$120.6	$139.3
17.SUBSEQUENT EVENTS
The Company evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars and shares in millions, except per share data)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the transition period ended December 31, 2020 included in our Transition Report on Form 10-K filed with the SEC on March 16, 2021. “We,” “us,” “our,” “Myriad” and the “Company” as used in this Quarterly Report on Form 10‑Q refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.
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
•risks related to security breaches, loss of data and other disruptions, including from cyberattacks;
•risks of new, changing and competitive technologies and regulations in the United States and internationally;
•the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements; and
•risks related to the material weakness related to our quarterly income tax provision process, including the impact thereof and our remediation plan.
In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report, or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements in this Quarterly Report attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
General
We discover and commercialize genetic tests that determine the risk of developing disease, assess the risk of disease progression, and guide treatment decisions across medical specialties where critical genetic insights can significantly improve patient care and lower healthcare costs. Since our founding in 1992, we have performed tests for approximately five million patients. Our mission and purpose is to advance health and well-being for all, empower individuals with vital genetic insights and enable healthcare providers to better detect, treat and prevent disease.
We are currently developing and executing upon a strategic transformation plan that is focused on the following strategic priorities: (1) put patients and customers first; (2) build new tech-enabled commercial capabilities; (3) elevate core products to their full potential; and (4) create new avenues for growth. In connection with these strategic priorities, we are focusing our efforts on our Hereditary Cancer, Tumor Profiling, Prenatal and Pharmacogenomics products and, as described below, have divested certain non-core assets and businesses. We intend to execute on our transformation plan by prioritizing product innovation, research and technology initiatives, strategic collaborations and investments, and defining and deploying a customer-centric technology-enabled commercial model. We believe that by focusing on these strategic priorities, we will be able to reduce complexity and cost, improve our financial performance, build a more effective and cost-efficient sales model, and enhance our reimbursement and revenue cycle capabilities. In addition, we believe we can accelerate growth as we invest in innovation, research and partnerships, develop capabilities to support our sales team with new digital tools and add more direct-to-consumer engagement, and build commercial capabilities to support new products and acquisitions.
Business Updates
During the quarter ended September 30, 2021, we continued to see improvement in business fundamentals for our diagnostic products which have been affected by the COVID-19 pandemic. We have also made the following recent announcements:
•On September 13, 2021, we completed the sale of select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit (the "Autoimmune Business Transaction") to Laboratory Corporation of America Holdings for cash consideration of $150.0 million.

•On July 1, 2021, we completed the sale of Myriad RBM, Inc., a wholly owned subsidiary of the Company, to IQVIA RDS, Inc. for cash consideration of $197.0 million.

•On August 2, 2021, we launched a new version of the myRisk Hereditary Cancer Test which allows women of all ancestries to receive a personalized polygenic breast cancer risk assessment for the first time.

•On October 18, 2021, we announced the appointment of Pamela Wong as Chief Legal Officer of the Company.

Results of Operations for the Three Months Ended September 30, 2021 and 2020
The results of operations for the three months ended September 30, 2021 and 2020 are discussed below. See Note 14 “Segment and Related Information” in the notes to our Condensed Consolidated Financial Statements for information regarding our operating segments.
Revenue

	Three months ended September 30,		Change	% of total revenue
(in millions)	2021	2020	2021	2021	2020
Molecular diagnostic revenues:
Hereditary Cancer	$79.4	$80.5	$(1.1)	47%	55%
Tumor Profiling	32.9	17.0	15.9	20%	12%
Prenatal	23.6	16.6	7.0	14%	11%
Pharmacogenomics	24.1	11.9	12.2	14%	8%
Autoimmune	7.3	9.1	(1.8)	4%	6%
Other	—	0.6	(0.6)	—%	—%
Total molecular diagnostic revenue	167.3	135.7	31.6
Pharmaceutical and clinical services revenue	—	9.5	(9.5)	—%	7%
Total revenue	$167.3	$145.2	$22.1	100%	100%
Molecular diagnostic revenues increased $31.6 million for the three months ended September 30, 2021 compared to the same period in the prior year. Tumor profiling revenues increased $15.9 million compared to the same period in the prior year due to an $8.3 million increase in revenue from myChoice CDx internationally, including a $4.0 million one-time milestone payment, and a $6.4 million increase in revenue for Prolaris due to expanded coverage. Prenatal revenues increased $7.0 million compared to the same period in the prior year due primarily to a change in estimate for prior period revenues, a 13% increase in average reimbursement per test, and a 7% increase in volumes. Revenues from Pharmacogenomics increased $12.2 million compared to the same period in the prior year due primarily to a 71% increase in volume. Hereditary Cancer revenues decreased $1.1 million compared to the same period in the prior year due to a slight decrease in reimbursement per test as the market for hereditary cancer products continues to become commoditized, which decrease was partially offset by a slight increase in volume. Autoimmune revenues decreased $1.8 million primarily due to the completion of the Autoimmune Business Transaction on September 13, 2021.
Pharmaceutical and clinical services revenues decreased for the three months ended September 30, 2021 compared to the same period in the prior year due to the sale of Myriad RBM, Inc. on July 1, 2021. As a result of the sale, there were no Pharmaceutical and clinical services revenues during the current period. Myriad RBM, Inc. generated $9.3 million in revenues during the prior period.
Cost of Sales

	Three months ended September 30,
(in millions)	2021	2020	Change
Cost of molecular diagnostic testing	$47.8	$39.9	$7.9
Cost of molecular diagnostic testing as a % of revenue	28.6%	29.4%
Cost of pharmaceutical and clinical services	$—	$4.3	$(4.3)
Cost of pharmaceutical and clinical services as a % of revenue	—%	45.3%
The Cost of molecular diagnostic testing as a percentage of revenue decreased from 29.4% to 28.6% during the three months ended September 30, 2021 compared to the same period in the prior year.
The Cost of pharmaceutical and clinical services as a percentage of revenue was 45.3% for the three months ended September 30, 2020. The sale of Myriad RBM, Inc. was completed on July 1, 2021, and as a result there were no corresponding costs during the current period.

Research and Development Expense

	Three months ended September 30,
(in millions)	2021	2020	Change
R&D expense	$18.8	$17.6	$1.2
R&D expense as a % of total revenue	11.2%	12.1%
Research and development expense for the three months ended September 30, 2021 increased compared to the same period in the prior year primarily due to an increase in general information technology-related costs, increases in costs incurred in the current period as part of the Company’s strategic transformation initiatives, and an increase in bonus expense due to improved performance of the Company, partially offset by a decrease in compensation related costs due to a lower headcount.
Selling, General and Administrative Expense

	Three months ended September 30,
(in millions)	2021	2020	Change
Selling, general and administrative expense	$180.2	$124.1	$56.1
Selling, general and administrative expense as a % of total revenue	107.7%	85.5%
Selling, general and administrative expense increased for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to a $48.0 million legal accrual related to the Crescendo Bioscience, Inc. qui tam lawsuit, as well as a $2.9 million increase in costs incurred in the current period as part of the Company's strategic transformation initiatives, a $2.2 million increase in stock-based compensation, a $2.1 million increase in marketing costs, a $2.1 million increase in legal expenses, and a $1.9 million increase in consulting fees, partially offset by a $3.7 million decrease in amortization expense and a $1.7 million decrease in commission expense due to a decrease in headcount from the prior period.
Change in the Fair Value of Contingent Consideration

	Three months ended September 30,
(in millions)	2021	2020	Change
Change in the fair value of contingent consideration	$0.4	$(1.1)	$1.5
Change in the fair value of contingent consideration as a % of total revenue	0.2%	(0.8)%
The fair value of contingent consideration for the three months ended September 30, 2021 increased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon Diagnostics GmbH acquisition in fiscal year 2016.
Other Income (Expense), Net

	Three months ended September 30,
(in millions)	2021	2020	Change
Other income (expense), net	$119.7	$(4.1)	$123.8
Other income (expense), net increased for the three months ended September 30, 2021 compared to the same period in the prior year due primarily to the $121.0 million net gain recognized on the sale of Myriad RBM, Inc. in the current period, partially offset by expenses in the current period, including a $0.6 million loss recognized on the sale of the Myriad Autoimmune business unit. The prior year expense primarily relates to foreign exchange losses partially offset by interest income in the prior period.
Income Tax Expense (Benefit)

	Three months ended September 30,
(in millions)	2021	2020	Change
Income tax expense (benefit)	$15.2	$(28.5)	$43.7
Effective tax rate	38.2%	65.2%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax expense (benefit) for the three months ended September 30, 2021 was $15.2 million, and our effective tax rate was 38.2%.  The change in the effective tax rate for the three months ended September 30, 2021 as compared to the same period in the prior year is primarily due to the tax benefit recorded in the prior year related to the CARES Act, tax expenses recorded in the current year related to the differences between the book and tax basis of assets divested, disallowed executive compensation expenses, and stock compensation expenses.
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
The results of operations for the nine months ended September 30, 2021 and 2020 are discussed below. See Note 14 “Segment and Related Information” in the notes to our Condensed Consolidated Financial Statements for information regarding our operating segments.
Revenue

	Nine months ended September 30,		Change	% of total revenue
(in millions)	2021	2020	2021	2021	2020
Molecular diagnostic revenues:
Hereditary Cancer	$241.5	$205.6	$35.9	46%	51%
Tumor Profiling	94.4	41.2	53.2	18%	10%
Prenatal	76.7	53.5	23.2	14%	13%
Pharmacogenomics	64.3	40.8	23.5	12%	10%
Autoimmune	28.2	26.8	1.4	5%	7%
Other	0.5	1.6	(1.1)	—%	—%
Total molecular diagnostic revenue	505.6	369.5	136.1
Pharmaceutical and clinical services revenue	24.2	32.9	(8.7)	5%	8%
Total revenue	$529.8	$402.4	$127.4	100%	100%
Molecular diagnostic revenues for the nine months ended September 30, 2021 increased $136.1 million compared to the same period in the prior year. Revenue for the nine months ended September 30, 2020 was negatively impacted by the pandemic as patients faced significant obstacles to accessing health care professionals. Tumor Profiling revenues increased $53.2 million compared to the same period in the prior year due to a $27.4 million increase in revenue for Prolaris due to expanded coverage and the submission of claims for previously performed tests that were pending clarification of the coverage policy and a $21.1 million increase in revenues from myChoice CDx due to expansion in Japan and other areas. Hereditary Cancer revenues increased $35.9 million compared to the same period in the prior year due primarily to a 21% increase in volume. Revenues from Pharmacogenomics increased $23.5 million compared to the same period in the prior year due primarily to a 56% increase in volume. Prenatal revenues increased $23.2 million compared to the same period in the prior year due primarily to an increase of 15% in volume and an over 10% increase in the average reimbursement per test, as well as a change in estimate related to revenues from prior periods.
Pharmaceutical and clinical services revenues decreased for the nine months ended September 30, 2021 compared to the same period in the prior year due to decreased revenue attributable to the sale of Myriad RBM, Inc. on July 1, 2021, which generated $28.9 million in revenue during the prior period and the sale of the Clinic, an internal medicine emergency hospital, which was sold in February 2020 and generated $3.9 million in revenue during the prior period. The decrease was partially offset by $2.9 million generated from processing COVID-19 tests in the current period.
Cost of Sales

	Nine months ended September 30,
(in millions)	2021	2020	Change
Cost of molecular diagnostic testing	$139.9	$115.2	$24.7
Cost of molecular diagnostic testing as a % of revenue	27.7%	31.2%
Cost of pharmaceutical and clinical services	$11.9	$15.8	$(3.9)
Cost of pharmaceutical and clinical services as a % of revenue	49.2%	48.0%

The Cost of molecular diagnostic testing as a percentage of revenue decreased from 31.2% to 27.7% during the nine months ended September 30, 2021 compared to the same period in the prior year. The decrease was primarily driven by the increase in revenue from higher test volumes during the period as the same period from the prior year was impacted by COVID-19; thus, costs decreased as a percentage of revenue as revenue from increases in test volumes outpaced personnel and materials costs to perform the tests.
The cost of pharmaceutical and clinical services decreased compared to the same period in the prior year due to the sale of Myriad RBM, Inc. that was completed on July 1, 2021.
Research and Development Expense

	Nine months ended September 30,
(in millions)	2021	2020	Change
R&D expense	$61.4	$54.7	$6.7
R&D expense as a % of total revenue	11.6%	13.6%
Research and development expense for the nine months ended September 30, 2021 increased compared to the same period in the prior year primarily due to increases in costs incurred in the current period as part of the Company’s strategic transformation initiatives, increases in lab expenses, and increases in compensation costs as a result of employee bonus reductions in the prior period stemming from the significant impact of COVID-19 on the Company's financial results.
Selling, General and Administrative Expense

	Nine months ended September 30,
(in millions)	2021	2020	Change
Selling, general and administrative expense	$460.5	$364.4	$96.1
Selling, general and administrative expense as a % of total revenue	86.9%	90.6%
Selling, general and administrative expense increased for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to a $48.0 million legal accrual related to the Crescendo Bioscience, Inc. qui tam lawsuit, a $14.4 million increase in costs incurred in the current period as part of the Company's strategic transformation initiative, and a $10.5 million increase in stock-based compensation due to lower stock-based compensation in the prior period as a result of adjustments to stock-based compensation related to the departure of our former Chief Executive Officer, as well as an $8.5 million increase in bonus expense as a result of employee bonus reductions in the prior year stemming from the significant impact of COVID-19 on the Company's financial results, a $5.6 million increase in legal expenses, a $3.4 million increase in commissions due to increases in sales, and a $2.9 million increase in consulting fees. Increases were partially offset by a $5.1 million decrease in amortization expense and a decrease in sales and marketing expenses of $2.6 million due primarily to fewer in-person sales and marketing events and travel-related expenses.

Change in the Fair Value of Contingent Consideration

	Nine months ended September 30,
(in millions)	2021	2020	Change
Change in the fair value of contingent consideration	$1.7	$(4.5)	$6.2
Change in the fair value of contingent consideration as a % of total revenue	0.3%	(1.1)%
The fair value of contingent consideration for the nine months ended September 30, 2021 increased compared to the same period in the prior year due to changes in timing of expected cash payments associated with the contingent consideration related to the Sividon Diagnostics GmbH acquisition in fiscal year 2016.

Goodwill and long-lived asset impairment charges

	Nine months ended September 30,
(in millions)	2021	2020	Change
Goodwill and long-lived asset impairment charges	$1.8	$98.4	$(96.6)
Goodwill and long-lived asset impairment charges as a % of total revenue	0.3%	24.5%
Goodwill and long-lived asset impairment charges decreased for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to the Company recognizing goodwill impairment charges in the prior period related to the Myriad Autoimmune reporting unit, as well as additional charges related to the abandonment of an in-process research and development intangible asset during the prior period.
Other Income (Expense), Net

	Nine months ended September 30,
(in millions)	2021	2020	Change
Other income (expense), net	$133.8	$8.3	$125.5
Other income (expense), net increased for the nine months ended September 30, 2021 compared to the same period in the prior year due primarily to the combined $152.2 million net gain recognized on the sales of Myriad RBM, Inc. and the Myriad myPath, LLC laboratory in the current period, partially offset by expenses or losses in the current period, including the $0.6 million net loss recognized on the sale of the Myriad Autoimmune business unit and losses of $5.2 million and $6.5 million for a non-cancelable purchase commitment and inventory, respectively, recognized in connection with the divestiture transactions. Increases were also partially offset by the receipt of $14.6 million in stimulus funds from the CARES Act in the prior period.
Income Tax Expense (Benefit)

	Nine months ended September 30,
(in millions)	2021	2020	Change
Income tax benefit	$6.0	$(47.4)	$53.4
Effective tax rate	(44.1)%	20.3%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax expense for the nine months ended September 30, 2021 was $6.0 million, and our effective tax rate was (44.1)%.  The change in the effective tax rate for the nine months ended September 30, 2021 as compared to the same period in the prior year is primarily due to the tax benefit recorded in the prior year related to the CARES Act, tax expense recorded in the prior year related to asset impairments, tax expense recorded in the current year related to the differences between the book and tax basis of assets divested, disallowed executive compensation expenses, the release of a valuation allowance, and stock compensation expense.

Liquidity and Capital Resources
Our primary sources of liquidity are our cash, cash equivalents and marketable investment securities, our cash flows from operations, our cash flows from investing activities, and, in certain circumstances as discussed below, amounts available for borrowing under our Amended Facility. Our capital deployment strategy focuses on use of resources in the key areas of research and development and acquisitions. We believe that investing organically through research and development and acquisitively to support business strategy provides the best return on invested capital. During the three months ended September 30, 2021, our liquidity increased $346.6 million from the combined proceeds from the sales of Myriad RBM, Inc. and the Myriad Autoimmune business. The cash generated from these divestitures provides us with additional liquidity as we seek out strategic opportunities for capital deployment.
We believe that our existing capital resources will be sufficient to meet our current and projected operating requirements for the foreseeable future. In addition, our capital resources and cash on hand may be used for acquisitions or other strategic investments.
All remaining borrowings under our Amended Facility, which matures on July 31, 2023, were repaid on July 30, 2021 using cash generated from our recent divestitures. Our available capital resources, however, may be consumed more rapidly than currently expected, and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all. In addition, we are subject to financial covenants as part of our Amended Facility that could limit our ability to incur additional indebtedness. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations, and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
The Amended Facility restricts our ability to make future borrowings if unrestricted cash, cash equivalents and marketable securities exceed $150.0 million, unless such borrowings are used in connection with certain permitted acquisitions. Unrestricted cash, cash equivalents and marketable securities totaled $413.6 million as of September 30, 2021. Our revolving commitment amount is $250.0 million as of September 30, 2021. As the Company's total unrestricted cash, cash equivalents, and marketable securities exceeded $150.0 million as of September 30, 2021, we will be unable to make future borrowings unless related to a permitted acquisition. In addition, following the expiration of the waiver of the leverage ratio and interest coverage ratio covenants, which waiver is effective until March 31, 2022, our ability to borrow under the Amended Facility will be limited if we are unable to comply with those financial covenants.
From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods. In April 2021, a non-cancelable operating lease for our new corporate headquarters in Salt Lake City, Utah, commenced with a lease term of 15 years and total future lease payments of approximately $67.0 million as of September 30, 2021. In addition, we have accrued $48.0 million for a potential settlement of the qui tam lawsuit against Crescendo Bioscience, Inc. and the Company, which is included in accrued liabilities in our Condensed Consolidated Balance Sheet.

Due to the continuing evolving global situation from the COVID-19 pandemic, including the emergence of the more highly transmissible Delta coronavirus variant and its impact on the ongoing recovery from the COVID-19 pandemic, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future. Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific, and technical personnel. Competition and compensation for such personnel and other qualified personnel rose as employment vacancies surged during the nine months ended September 30, 2021, and job applicants are often seeking a more flexible work arrangement over the long term as a condition of employment. President Biden's administration is in the process of implementing a mandate requiring companies with 100 or more employees to require full COVID-19 vaccination or regular testing for COVID-19 as a condition of employment. The mandate could increase already elevated employment vacancies. In addition, any future federal or state regulations that could require us to mandate full COVID-19 vaccinations for our employees, or any future decision on our part to voluntarily require our employees to receive a COVID-19 vaccine, could impact our ability to hire and retain employees. Loss of the services of or failure to recruit additional key management, scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our research and development programs and molecular diagnostic business. Additionally, disruptions to our supply chain as a result of COVID-19 could cause shortages of critical materials required to conduct our business, which may have a material adverse effect on our business as a whole. In addition, inflation, led by supply constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines, has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies.
The following table represents the balances of cash, cash equivalents and marketable investment securities:

(in millions)	September 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$295.2	$117.0	$178.2
Marketable investment securities	70.9	33.7	37.2
Long-term marketable investment securities	47.5	21.0	26.5
Cash, cash equivalents and marketable investment securities	$413.6	$171.7	$241.9
The increase in cash, cash equivalents, and marketable investment securities was primarily driven by $379.1 million in total cash consideration from the sale of Myriad RBM, Inc., select assets of the Myriad Autoimmune business unit, and the Myriad myPath, LLC laboratory, the receipt of an $89.6 million U.S. federal tax refund in the quarter ended March 31, 2021, and proceeds of $90.0 million from the exercise of stock options, partially offset by $226.4 million in repayments of the Company's revolving credit facility during the nine months ended September 30, 2021 and $10.5 million in transaction expenses related to the foregoing divestitures, as well as by cash used in operating activities as part of our normal course of business.
The following table represents the Condensed Consolidated Cash Flow Statement:

	Nine Months Ended September 30,
(in millions)	2021	2020	Change
Cash flows from operating activities	$28.1	$(12.5)	$40.6
Cash flows from investing activities	300.3	50.6	249.7
Cash flows from financing activities	(149.5)	(2.8)	(146.7)
Effect of foreign exchange rates on cash and cash equivalents	(0.7)	0.3	(1.0)
Change in cash and cash equivalents classified as held for sale	—	1.5	(1.5)
Net increase in cash and cash equivalents	178.2	37.1	141.1
Cash and cash equivalents at the beginning of the period	117.0	81.2	35.8
Cash and cash equivalents at the end of the period	$295.2	$118.3	$176.9
Cash Flows from Operating Activities
The increase in cash flows from operating activities for the nine months ended September 30, 2021, compared to the same period in the prior year, was primarily due to the change in the balance of prepaid taxes due to the receipt of an $89.6 million U.S. federal tax refund, partially offset by a decrease in cash flows from operating activities primarily driven by a $44.9 million change in trade accounts receivable in the current period compared to the prior period due to the change in sales volumes and cash collections as a result of the significant impact of COVID-19 on the Company's financial results during the prior period.

Cash Flows from Investing Activities
The increase in cash flows from investing activities for the nine months ended September 30, 2021, compared to the same period in the prior year, was primarily due to incremental cash proceeds of $357.8 million from divestitures in the current period as compared to the prior period. This increase is partially offset by an increase of $85.2 million in purchases of marketable investments securities in the current period as compared to the prior period, a decrease of $15.1 million in proceeds from marketable investment securities during the current period, and an increase of $7.8 million in capital expenditures in the current period.
Cash Flows from Financing Activities
The decrease in cash flows from financing activities for the nine months ended September 30, 2021, compared to the same period in the prior year, was primarily due to the use of $226.4 million in cash for repayments of the Amended Facility during the nine months ended September 30, 2021. The decrease was partially offset by an increase of $83.1 million in proceeds from the exercise of stock options, net of shares exchanged for payroll withholding tax, for the nine months ended September 30, 2021 compared to the same period in the prior year.
Effects of Inflation
We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented. However, inflation, led by supply constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines, has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies. Inflationary costs may impact our profitability and could adversely affect our business, financial condition and results of operations.
Share Repurchase Program
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock. We may repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2021, we are authorized to repurchase up to $110.7 million under our current share repurchase authorization.  See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities” below.
Critical Accounting Policies
Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting policies, see our Transition Report on Form 10-K. No significant changes to our accounting policies took place during the nine months ended September 30, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk during the nine months ended September 30, 2021 compared to the disclosures in Part II, Item 7A of our Transition Report on Form 10-K, which are incorporated by reference herein.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our Disclosure Controls are not effective.
Management has concluded that a material weakness in internal control over financial reporting exists related to our quarterly income tax provision process. Specifically, we did not provide adequate review and control with respect to the completeness and accuracy of inputs used in the gain/loss calculation related to a divestiture within the interim consolidated income tax provision and related accrual. While the control deficiency did not result in a misstatement of our previously issued consolidated financial statements, the control deficiency could have resulted in a misstatement of the income tax related accounts or disclosures that would have resulted in a material misstatement of our annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis.
Plan to Remediate Material Weakness
Management is committed to the remediation of the material weakness described above, as well as the continued improvement of our internal control over financial reporting. Management has been implementing, and will continue to implement, measures designed to ensure that our controls are designed, implemented, and operating effectively.
For the material weakness described above, management will take steps that address the underlying causes, including enhancing review of the information underlying discrete transactions in the interim income tax provision. We intend to remediate this material weakness as soon as possible. We will continue to monitor the effectiveness of our controls and will make any further changes that management determines are appropriate.
Remediation of Previously Reported Material Weakness
The prior period material weakness identified in our internal control over financial reporting in connection with the preparation of our Consolidated Financial Statements as of and for the transition period ended December 31, 2020 has been remediated. The material weakness identified related to the accounting for intercompany transactions, foreign currency exchanges and foreign currency translation related to our international subsidiaries. Specifically, as part of our financial statement close process, certain of our control activities were not sufficiently designed or operating effectively to ensure all of our policies were in compliance with generally accepted accounting principles, consistent in their application, retained in appropriate documentation and communicated to relevant parties. As a result of the material weakness, we recorded certain immaterial corrections to intercompany accounts, as well as foreign currency exchange and translation gains and losses, in our Consolidated Financial Statements for the transition period ended December 31, 2020.

We implemented control measures to improve our internal control over financial reporting and remediated the prior period material weakness. We took the following actions to remediate the prior period material weakness:
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
Changes in Internal Controls
The Company has completed a multi-year transformation project to achieve better analytics and process efficiencies through the use of Oracle Fusion Cloud Services System ("Oracle Cloud"). As of October 1, 2021, Oracle Cloud is now our primary accounting system. Emphasis will continue to be placed on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities in the new system.
Other than as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
Qui Tam Lawsuit
In June 2016, our wholly owned subsidiary, Crescendo Bioscience, Inc. (“CBI”), received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting that CBI produce documents relating to entities that received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third party entities. The Office of Inspector General subsequently requested additional documentation in December 2017. CBI provided to the Office of Inspector General the documents requested. On January 30, 2020, the United States District Court for the Northern District of California unsealed a qui tam complaint, filed on April 16, 2016 against CBI and the Company, alleging violations of the Federal and California False Claims Acts and the California Insurance Fraud Prevention Act. On January 22, 2020, after a multi-year investigation into CBI’s and the Company’s alleged conduct, the United States declined to intervene. On January 27, 2020, the State of California likewise filed its notice of declination. The Company was not aware of the complaint until after it was unsealed. On May 23, 2020, the court denied CBI and the Company’s motion to dismiss. We have accrued $48.0 million for a potential settlement of this qui tam lawsuit against CBI and the Company, which is included in accrued liabilities in our Condensed Consolidated Balance Sheet. If no settlement is reached, we intend to continue to vigorously defend this case, but we cannot predict with any degree of certainty the ultimate resolution of this matter or determine whether, or to what extent, any loss with respect to this matter may exceed the amount that we have accrued.
Purported Securities Class Action
On September 27, 2019, a purported class action complaint was filed in the United States District Court for the District of Utah, against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Chief Financial Officer, R. Bryan Riggsbee (“Defendants”). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company’s former Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding our business, operations, and acquisitions. The lead plaintiff seeks the payment of damages allegedly sustained by it and the purported class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees. On March 16, 2021, the United States District Court for the District of Utah denied the Company’s motion to dismiss. We intend to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.
Stockholder Derivative Actions
On August 9, 2021, a stockholder derivative complaint was filed in the Delaware Court of Chancery against the Company's former President and Chief Executive Officer, Mark C. Capone, its Chief Financial Officer, R. Bryan Riggsbee, its former Executive Vice President of Clinical Development, Bryan M. Dechairo, and certain of its current and former directors, Lawrence C. Best, Walter Gilbert, John T. Henderson, Heiner Dreismann, Dennis Langer, Lee N. Newcomer, S. Louise Phanstiel, and Colleen F. Reitan (collectively, the "Individual Defendants"), and the Company, as nominal defendant. The complaint is premised upon similar allegations as set forth in the securities class action, including that the Individual Defendants made false and misleading statements regarding our business and operations. The plaintiff, Donna Hickock, asserts breach of fiduciary duty and unjust enrichment claims against the Individual Defendants and seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged breaches, or disgorgement or restitution, from each of the Individual Defendants, plus interest. Plaintiff Hickock also seeks legal and other costs and fees relating to this action. We intend to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

On September 17, 2021, a second stockholder derivative complaint was filed in the United States District Court for the District of Delaware against the Individual Defendants, and the Company, as nominal defendant. The action is premised upon similar allegations as set forth in the securities class action and Hickock stockholder derivative action. The plaintiff, Karen Marcey, asserts that the Individual Defendants violated U.S. securities laws and breached their fiduciary duties, and also asserts unjust enrichment, waste of corporate assets and insider trading claims against all or some of the Individual Defendants. Plaintiff Marcey seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged violations and restitution from the Individual Defendants, plus interest and, on behalf of herself, legal and other costs and fees relating to this action. We intend to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.
Other Legal Proceedings
On July 27, 2020, a lawsuit was filed against the Company in the Superior Court of Suffolk County, Massachusetts, by Heide Abelli and Victor Pricolo. The plaintiffs claim negligence, breach of contract and associated torts in connection with an alleged error in testing performed by the Company in 2004. The plaintiffs seek damages allegedly sustained by them by reason of the allegations set forth in their complaint, together with interest and costs. We intend to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.
On August 24, 2018, our wholly owned subsidiary, Assurex Health, Inc. (“Assurex”), was served with an Amended Complaint which had been filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Civil Action No. 2018 L 004972, by Pipe Trades Services MN Welfare Plan (“Pipe Trades”), as a qui tam relator, on behalf of the State of Illinois, Pipe Trades, and all others similarly situated, purportedly arising from Assurex’s alleged violations of the Illinois Insurance Claims Fraud Prevention Act and other causes of action. Pipe Trades seeks certification of a putative class, certification as the purported class representative, and the payment of treble damages allegedly sustained by Pipe Trades and the purported class by reason of the allegations set forth in the amended complaint, plus statutory damages and penalties, plus interest, and legal and other costs and fees. The State of Illinois and Cook County, Illinois, have declined to intervene in the matter. On February 19, 2021, the court granted Assurex’s motion to dismiss the complaint, without prejudice and with leave for Pipe Trades to file an amended complaint, for failure to state a claim on which relief can be granted. On March 19, 2021, Pipe Trades filed an amended complaint. Assurex and Pipe Trades subsequently agreed to settle the case for $170,000, which settlement was approved by the State of Illinois and Cook County, Illinois on September 9, 2021. Accordingly, the court dismissed the case with prejudice on September 9, 2021.
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
We have identified a material weakness in our internal control over accounting related to our quarterly income tax provision process and such weakness led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2021. Our inability to remediate the material weakness, our discovery of any additional weaknesses, or our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations, our stock price and investor confidence in our company.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. In addition, we regularly engage our independent registered public accounting firm to report on its evaluation of those controls. As disclosed in more detail under Part I,Item 4, “Controls and Procedures” above, we have identified a material weakness as of September 30, 2021 in our internal control over accounting related to our quarterly income tax provision process. Specifically, we did not provide adequate review and control with respect to the completeness and accuracy of inputs used in the gain/loss calculation related to a divestiture within the interim consolidated income tax provision and related accrual. Due to the material weakness in our internal control over financial reporting, we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2021.
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
Our management will take steps to remediate the material weakness, including enhancing review of the information underlying discrete transactions in the interim income tax provision. We intend to remediate this material weakness as soon as possible, but we cannot be certain as to when remediation will be completed. Additional details regarding the remediation efforts are disclosed under Part I, Item 4, “Controls and Procedures” above. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation of this material weakness, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.
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
Any outbreaks of COVID-19 (including its variant strains, such as the highly transmissible Delta variant) or any other outbreak of contagious disease or adverse public health development, could have a further material and adverse effect on our business operations. For example, government public health officials may place additional restrictions to curb the spread of COVID-19, limiting patients' access to our services, and patients may elect to defer certain testing, each of which would impede our progress in returning to profitability and recovering from the earlier effects of the COVID-19 pandemic. Such adverse effects could also include diversion or prioritization of healthcare resources away from the conduct of genetic testing, disruptions or restrictions on the ability of laboratories to process our tests, and delays or difficulties in patients accessing our tests. In addition, failure to comply with current or future federal or state regulations requiring us to mandate full COVID-19 vaccination for our employees, with or without a regular testing alternative, could result in our losing access to government funding and being fined per violation.
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
Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. Competition and compensation for such personnel and other qualified personnel rose as employment vacancies surged during 2021, and job applicants are often seeking a more flexible work arrangement over the long term as a condition of employment. President Biden's administration is in the process of implementing a mandate requiring companies with 100 or more employees to require full COVID-19 vaccination or regular testing for COVID-19 as a condition of employment. The mandate could increase already elevated employment vacancies. In addition, any future federal or state regulations that could require us to mandate full COVID-19 vaccinations for our employees, or any future decision on our part to voluntarily require our employees to receive a COVID-19 vaccine, could impact our ability to hire and retain employees. Loss of the services of or failure to recruit additional key management, scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our research and development programs and molecular diagnostic business and may have a material adverse effect on our business as a whole. In addition, inflation arising from the recovery from the COVID-19 pandemic, led by supply constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines in the United States, has had, and may continue to have, an impact on the costs that we incur to attract and retain qualified personnel and may make it more difficult for us to attract and retain such personnel.
Our agreements with our employees generally provide for employment that can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision that certain key employees are subject to may not be enforceable under certain state or federal laws.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of September 30, 2021. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.
No stock repurchases were made under our stock repurchase program during the three months ended September 30, 2021.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

10.1	Amended and Restated 2012 Employee Stock Purchase Plan+

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

(+) Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 4, 2021	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: November 4, 2021	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal financial and accounting officer)