Form 10-Q
period 2022-03-31
MYRIAD GENETICS INC
filed 2022-05-06
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, the registrant had 80,343,165 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165.2	$258.4
Marketable investment securities	103.2	81.4
Trade accounts receivable	101.7	91.3
Inventory	15.6	15.3
Prepaid taxes	18.8	18.4
Prepaid expenses and other current assets	22.9	20.0
Total current assets	427.4	484.8
Operating lease right-of-use assets	70.9	81.8
Long-term marketable investment securities	70.8	59.0
Property, plant, and equipment, net	45.7	43.5
Intangibles, net	393.6	404.1
Goodwill	238.8	239.2
Other assets	8.2	8.3
Total assets	$1,255.4	$1,320.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27.1	$29.6
Accrued liabilities	124.8	156.5
Current maturities of operating lease liabilities	13.4	13.0
Deferred revenues	0.7	5.2
Total current liabilities	166.0	204.3
Unrecognized tax benefits	28.0	27.9
Long-term deferred taxes	29.9	35.8
Noncurrent operating lease liabilities	76.5	79.3
Other long-term liabilities	4.9	5.6
Total liabilities	305.3	352.9
Commitments and contingencies
Stockholders’ equity:
Common stock, 80.3 million and 80.0 million shares outstanding at March 31, 2022 and December 31, 2021, respectively	0.8	0.8
Additional paid-in capital	1,231.6	1,226.3
Accumulated other comprehensive loss	(7.6)	(5.1)
Accumulated deficit	(274.7)	(254.2)
Total Myriad Genetics, Inc. stockholders’ equity	950.1	967.8
Non-controlling interest	—	—
Total stockholders' equity	950.1	967.8
Total liabilities and stockholders’ equity	$1,255.4	$1,320.7
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2022	2021
Revenues:
Molecular diagnostic testing	$164.9	$159.6
Pharmaceutical and clinical services	—	13.5
Total revenue	164.9	173.1
Costs and expenses:
Cost of molecular diagnostic testing	48.0	44.1
Cost of pharmaceutical and clinical services	—	6.2
Research and development expense	21.2	23.1
Selling, general, and administrative expense	110.6	146.4
Goodwill and long-lived asset impairment charges	10.7	—
Total costs and expenses	190.5	219.8
Operating loss	(25.6)	(46.7)
Other income (expense):
Interest income	0.1	0.2
Interest expense	(0.9)	(3.0)
Other	—	(0.1)
Total other income (expense), net	(0.8)	(2.9)
Loss before income tax	(26.4)	(49.6)
Income tax benefit	(5.9)	(10.1)
Net loss	(20.5)	(39.5)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to Myriad Genetics, Inc. stockholders	$(20.5)	$(39.5)
Net loss per share:
Basic and diluted	$(0.26)	$(0.52)
Weighted average shares outstanding:
Basic and diluted	80.1	76.0
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended March 31,
	2022	2021
Net loss attributable to Myriad Genetics, Inc. stockholders	$(20.5)	$(39.5)
Unrealized loss on available-for-sale debt securities, net of tax	(1.3)	(0.2)
Change in foreign currency translation adjustment, net of tax	(1.2)	(1.1)
Comprehensive loss	(23.0)	(40.8)
Comprehensive loss attributable to Myriad Genetics, Inc. stockholders	$(23.0)	$(40.8)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2020	$0.8	$1,109.5	$(2.3)	$(227.0)	$881.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	26.0	—	—	26.0
Stock-based payment expense	—	9.0	—	—	9.0
Net loss	—	—	—	(39.5)	(39.5)
Other comprehensive loss, net of tax	—	—	(1.3)	—	(1.3)
BALANCES AT MARCH 31, 2021	$0.8	$1,144.5	$(3.6)	$(266.5)	$875.2

BALANCES AT DECEMBER 31, 2021	$0.8	$1,226.3	$(5.1)	$(254.2)	$967.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.8)	—	—	(4.8)
Stock-based payment expense	—	10.1	—	—	10.1
Net loss	—	—	—	(20.5)	(20.5)
Other comprehensive loss, net of tax	—	—	(2.5)	—	(2.5)
BALANCES AT MARCH 31, 2022	$0.8	$1,231.6	$(7.6)	$(274.7)	$950.1
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Myriad Genetics, Inc. stockholders	$(20.5)	$(39.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13.0	18.4
Non-cash interest expense	0.2	0.5
Non-cash lease expense	3.1	3.5
Stock-based compensation expense	10.1	9.0
Deferred income taxes	(5.9)	(11.8)
Unrecognized tax benefits	0.2	0.3
Impairment of goodwill and long-lived assets	10.7	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3.0)	(2.5)
Trade accounts receivable	(10.5)	(4.7)
Inventory	(0.2)	2.4
Prepaid taxes	(0.4)	90.3
Other assets	(0.3)	(1.2)
Accounts payable	(3.2)	0.3
Accrued liabilities	(35.3)	8.4
Deferred revenues	(4.5)	(1.6)
Net cash provided by (used in) operating activities	(46.5)	71.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6.3)	(7.1)
Purchases of marketable investment securities	(52.1)	—
Proceeds from maturities and sales of marketable investment securities	17.1	15.3
Net cash provided by (used in) investing activities	(41.3)	8.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	0.3	26.5
Payment of tax withheld for common stock issued under stock-based compensation plans	(5.1)	(0.5)
Payment of contingent consideration recognized at acquisition	—	(3.3)
Fees associated with refinancing of revolving credit facility	—	(1.2)
Repayment of revolving credit facility	—	(70.0)
Net cash used in financing activities	(4.8)	(48.5)
Effect of foreign exchange rates on cash and cash equivalents	(0.6)	0.4
Net increase (decrease) in cash and cash equivalents	(93.2)	31.9
Cash and cash equivalents at beginning of the period	258.4	117.0
Cash and cash equivalents at end of the period	$165.2	$148.9
See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Myriad Genetics, Inc. and its subsidiaries (collectively, the “Company” or “Myriad”) is a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. Myriad provides insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. Myriad develops and commercializes genetic tests that help assess the risk of developing disease or disease progression or guide treatment decisions across medical specialties. The Company generates revenue by performing molecular diagnostic tests and, prior to the sale of Myriad RBM, Inc. on July 1, 2021, by providing pharmaceutical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company currently operates as a single reporting segment. The Company’s corporate headquarters are located in Salt Lake City, Utah.
The accompanying Condensed Consolidated Financial Statements for the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The Condensed Consolidated Financial Statements herein should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Operating results for the three months ended March 31, 2022 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The Company has historically experienced seasonality in its testing business. In the quarters ended March 31, the Company has typically experienced a decrease in volumes due to the annual reset of patient deductibles. Additionally, the volume of testing is negatively impacted by the summer season, which is generally reflected in the quarter ended September 30th. The quarter ended December 31 is generally strong as the Company typically experiences an increase in volumes from patients who have met their annual insurance deductible.
Due to the ongoing COVID-19 global pandemic, including variants of COVID-19 (“COVID-19”), seasonality may not follow the same pattern as in prior years. Volumes and results of operations were impacted negatively in calendar year 2021 and early 2022 by COVID-19. As such, the Company’s year over year results may not be comparable. Management continues to monitor the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the variants of COVID-19 that have surfaced around the world, the Company is not able to fully estimate the effects of COVID-19 on its results of operations, financial condition, or liquidity for future periods.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period's presentation. The reclassifications have no impact on the total assets, total liabilities, stockholders’ equity, cash flows from operations, or net loss for the period.

2.REVENUE
Myriad primarily generates revenue by performing molecular diagnostic testing. Molecular diagnostic revenues are derived from the following categories of products: Hereditary Cancer (myRisk, BRACAnalysis, BRACAnalysis CDx), Tumor Profiling (MyChoice CDx, Prolaris, EndoPredict, and Precise), Prenatal (Foresight and Prequel), Pharmacogenomics (GeneSight), Autoimmune (Vectra), and Other. The Company previously provided pharmaceutical services and clinical services prior to the sale of Myriad RBM, Inc. in July 2021 and Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) in February 2020, respectively. Prior to the sale of the Myriad myPath, LLC laboratory in May 2021 and the Myriad Autoimmune business in September 2021, the associated revenue from such businesses was included within Molecular diagnostic revenues. Revenue is recorded at the estimated transaction price. The Company has determined that the communication of test results or the completion of pharmaceutical and clinical services indicates transfer of control for revenue recognition purposes.
The following table presents detail regarding the composition of the Company’s total revenue by type and by U.S. versus rest of world (“RoW”):

	Three months ended March 31,
	2022			2021
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer	$60.7	$10.2	$70.9	$65.1	$11.0	$76.1
Tumor Profiling	19.7	12.8	32.5	24.2	6.8	31.0
Prenatal	31.7	0.2	31.9	23.6	0.1	23.7
Pharmacogenomics	29.3	—	29.3	17.6	—	17.6
Autoimmune	0.3	—	0.3	10.7	—	10.7
Other	—	—	—	—	0.5	0.5
Total molecular diagnostic revenue	141.7	23.2	164.9	141.2	18.4	159.6
Pharmaceutical and clinical services revenue	—	—	—	13.5	—	13.5
Total revenue	$141.7	$23.2	$164.9	$154.7	$18.4	$173.1
The Company performs its obligation under a contract with a customer by processing diagnostic tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company’s performance of its contractual obligations. When this occurs, the Company records a contract liability as deferred revenue. During the fiscal year ended June 30, 2020, the Company received approximately $29.7 million in advance Medicare payments to provide relief from the economic impacts of COVID-19 on the Company. The advanced Medicare payments were applied against services performed in April 2021 and continued until the funds previously received were fully earned, which occurred during the quarter ended March 31, 2022. A reconciliation of the beginning and ending balances of deferred revenue is shown in the table below:

	Three months ended March 31,
(in millions)	2022	2021
Deferred revenue - beginning balance	$5.2	$32.7
Revenue recognized	(4.8)	(6.7)
Prepayments	0.3	5.1
Deferred revenue - ending balance	$0.7	$31.1
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
Cash collections for certain diagnostic tests delivered may differ from rates originally estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, and settlements with third party payors. During the three months ended March 31, 2022, the Company recognized $12.4 million in revenue, which resulted in a $0.12 impact to earnings per share for tests in which the performance obligation of delivering the tests results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare which represents greater than 10% of its revenues. Revenues received from Medicare represented 13% and 19% of total revenue for the three months ended March 31, 2022 and March 31, 2021, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. No payor accounted for more than 10% of accounts receivable at March 31, 2022 or December 31, 2021. The Company does not require collateral from its customers.

3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2022 and December 31, 2021 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2022
Cash and cash equivalents:
Cash	$138.0	$—	$—	$138.0
Cash equivalents	27.2	—	—	27.2
Total cash and cash equivalents	165.2	—	—	165.2
Available-for-sale:
Corporate bonds and notes	109.1	—	(1.0)	108.1
Municipal bonds	21.6	—	(0.2)	21.4
Federal agency issues	18.0	—	(0.3)	17.7
US government securities	27.0	—	(0.2)	26.8
Total	$340.9	$—	$(1.7)	$339.2

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2021:
Cash and cash equivalents:
Cash	$195.2	$—	$—	$195.2
Cash equivalents	63.2	—	—	63.2
Total cash and cash equivalents	258.4	—	—	258.4
Available-for-sale:
Corporate bonds and notes	105.7	0.1	(0.2)	105.6
Municipal bonds	16.1	—	—	16.1
Federal agency issues	6.8	—	—	6.8
US government securities	11.9	—	—	11.9
Total	$398.9	$0.1	$(0.2)	$398.8
Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at March 31, 2022:

(in millions)	Amortized cost	Estimated fair value
Cash	$138.0	$138.0
Cash equivalents	27.2	27.2
Available-for-sale:
Due within one year	103.4	103.2
Due after one year through five years	72.3	70.8
Due after five years	—	—
Total	$340.9	$339.2
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
Level 3—unobservable inputs.
All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement period of approximately 13.3 years, utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business. The contingent earn-out liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.  Changes to contingent consideration liabilities are reflected in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.
The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2022
Money market funds (a)	$27.2	$—	$—	$27.2
Corporate bonds and notes	—	108.1	—	108.1
Municipal bonds	—	21.4	—	21.4
Federal agency issues	—	17.7	—	17.7
US government securities	—	26.8	—	26.8
Contingent consideration	—	—	(7.9)	(7.9)
Total	$27.2	$174.0	$(7.9)	$193.3
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Money market funds (a)	$63.2	$—	$—	$63.2
Corporate bonds and notes	—	105.6	—	105.6
Municipal bonds	—	16.1	—	16.1
Federal agency issues	—	6.8	—	6.8
US government securities	—	11.9	—	11.9
Contingent consideration	—	—	(8.6)	(8.6)
Total	$63.2	$140.4	$(8.6)	$195.0
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance December 31, 2021	$8.6
Change in fair value recognized in the Statement of Operations	(0.5)
Translation adjustments recognized in Other comprehensive loss	(0.2)
Ending balance March 31, 2022	$7.9
5.PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	March 31, 2022	December 31, 2021
Leasehold improvements	$34.2	$38.0
Equipment	114.9	112.4
Property, plant and equipment, gross	149.1	150.4
Less accumulated depreciation	(103.4)	(106.9)
Property, plant and equipment, net	$45.7	$43.5
During the three months ended March 31, 2022, the Company ceased the use of one of its leased Salt Lake City facilities. As a result, the Company recognized a $2.1 million impairment on the property, plant and equipment associated with the lease, which consisted primarily of leasehold improvements. See Note 15 for further discussion.

	Three months ended March 31,
(in millions)	2022	2021
Depreciation expense	$2.8	$2.9
6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2022:

(in millions)	Total
Beginning balance	$239.2
Translation adjustments	(0.4)
Ending balance	$238.8
Intangible Assets
Intangible assets consists of purchased licenses and technologies. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At March 31, 2022:
Purchased licenses and technologies	$616.1	$(222.5)	$393.6
Total intangible assets	$616.1	$(222.5)	$393.6

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2021:
Purchased licenses and technologies	$616.6	$(212.5)	$404.1
Total intangible assets	$616.6	$(212.5)	$404.1

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended March 31,
(in millions)	2022	2021
Amortization of intangible assets	$10.2	$15.5
7.ACCRUED LIABILITIES

(in millions)	March 31, 2022	December 31, 2021
Employee compensation and benefits	$37.9	$52.8
Legal charges pending settlement	48.0	62.0
Accrued taxes payable	4.1	4.0
Refunds payable and reserves	9.2	9.8
Short-term contingent consideration	3.1	3.2
Accrued royalties	5.0	5.4
Other accrued liabilities	17.5	19.3
Total accrued liabilities	$124.8	$156.5
8.LONG-TERM DEBT
On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) as borrower, with the lenders from time to time party thereto. On July 31, 2018, the Company entered into Amendment No. 1 to the Facility, which effected an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 and the maximum aggregate principal commitment was increased from $300.0 million to $350.0 million. On May 1, 2020, the Company entered into Amendment No. 2 to the Facility, which waived the Company’s compliance with certain covenants and modified the interest rate and other terms during the modification period from March 31, 2020 through June 30, 2021 (“Modification Period”). This included a modification to the Amended Facility's compliance with the leverage covenant and the interest coverage ratio covenant, which were waived through March 31, 2021, as well as revision to certain negative covenants of the Amended Facility during the Modification Period. On February 22, 2021, the Company entered into Amendment No. 3 (the “Amended Facility”), which waived compliance with the leverage ratio and the interest coverage ratio covenants through the quarter ended March 31, 2022 and also lowered the minimum liquidity covenant, which was added by Amendment No. 2, to $150.0 million, and made it applicable through such quarter. Amendment No. 3 also restricted the Company from borrowing under the Amended Facility if unrestricted cash, cash equivalents and marketable investment securities exceed $150.0 million, unless such borrowings are in connection with permitted acquisitions, decreased the maximum aggregate principal commitment from $350.0 million to $300.0 million, with a further reduction in the maximum aggregate principal commitment from $300.0 million to $250.0 million by September 30, 2021, extended the Modification Period for an additional year through June 30, 2022, and revised certain negative covenants in connection with the extension. The amendments were accounted for as modifications pursuant to guidance in ASC 470-50, Debt.
Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness, create certain types of liens, and complete mergers, consolidations, or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to stockholders. Beginning with the quarter ended June 30, 2022, the Company must maintain specified leverage and interest ratios measured as of the end of each quarter as a financial covenant in the Amended Facility. The Company was in compliance with all applicable financial covenants at March 31, 2022. It is possible that the Company could be in violation of certain financial covenants contained in the Amended Facility in the future. If the Company is unable to comply with certain covenants and ratios in the Amended Facility, the Company may be in default under the Amended Facility, which could impact the Company's ability to borrow under the facility or result in the termination of the commitments under the Amended Facility or the Company being required to pay off any outstanding loans or fees and cash collateralize any outstanding letters of credit. In the future, the Company may seek waivers or amendments from lenders in order to avoid a future covenant violation, in addition to taking other potential actions.

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
During the year ended December 31, 2021, the Company made principal repayments totaling $226.4 million to pay off the remaining outstanding balances on the Amended Facility. As a result, the Company had no outstanding balances under the Amended Facility as of March 31, 2022 and December 31, 2021. The Company's maximum aggregate principal commitment on its Amended Facility is $250.0 million as of March 31, 2022.

9.OTHER LONG-TERM LIABILITIES

(in millions)	March 31, 2022	December 31, 2021
Contingent consideration	$4.8	$5.4
Other	0.1	0.2
Total other long-term liabilities	$4.9	$5.6
The Company's balance of other long-term liabilities as of March 31, 2022 and December 31, 2021 consists primarily of the long-term portion of contingent consideration related to the acquisition of Sividon Diagnostics.
10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no preferred shares outstanding at March 31, 2022.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 80.3 million shares issued and outstanding at March 31, 2022.
Common shares issued and outstanding

	Three months ended March 31,
(in millions)	2022	2021
Beginning common stock issued and outstanding	80.0	75.4
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	0.3	1.3
Common stock issued and outstanding at end of period	80.3	76.7
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended March 31,
(in millions)	2022	2021
Denominator:
Weighted-average shares outstanding used to compute basic EPS	80.1	76.0
Effect of dilutive shares	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	80.1	76.0

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended March 31,
(in millions)	2022	2021
Anti-dilutive options and RSUs excluded from EPS computation	5.5	0.3
Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 million of the Company’s outstanding common stock. The Company may repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company's management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2022, the Company has $110.7 million remaining under its current share repurchase authorization. No shares were repurchased during the three months ended March 31, 2022 or 2021.
11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants, and directors. Stockholders have approved amendments to the 2017 Plan increasing the shares available to grant. As of March 31, 2022, the Company has 2.0 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan. To the extent that awards outstanding under the Company's prior equity plans expire or are cancelled without delivery of shares of common stock, they also will be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or a committee thereof on an award-by-award basis. RSUs granted to employees generally vest ratably over four years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of performance-based RSUs ("PSUs") awarded to certain employees may be increased or may be reduced based on certain additional performance and market metrics. Options and RSUs granted to non-employee directors vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant. Options granted generally expire ten years from the date of grant. Options granted to the Company's President and Chief Executive Officer as an inducement to his employment expire seven years from the grant date.
The performance and market conditions associated with PSU awards granted during the quarter ended March 31, 2022 include vesting that is based on revenue growth targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the PSUs is January 1, 2022 through December 31, 2024. The Company estimates the likelihood of achievement of performance conditions at the end of each period.

Stock Options
A summary of the stock option activity under the Company’s equity plans and inducement awards, for the three months ended March 31, 2022 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	1.4	$20.36
Less:
Options exercised	—	$23.98
Options canceled or expired	(0.1)	$24.24
Options outstanding at March 31, 2022	1.3	$20.17
Options exercisable at March 31, 2022	0.9	$22.99
As of March 31, 2022, there was $2.0 million of total unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.8 years. There were no options granted during the three months ended March 31, 2022.
Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plans and inducement awards, including RSU awards with performance metrics, for the three months ended March 31, 2022 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2021	3.1	$24.96
RSUs granted	1.6	$27.17
Less:
RSUs vested	(0.4)	$28.24
RSUs canceled	(0.1)	$24.26
RSUs outstanding at March 31, 2022	4.2	$25.43
As of March 31, 2022, there was $90.8 million of total unrecognized stock-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was approved by stockholders in 2012 (the “2012 Purchase Plan”), under which 2.0 million shares of common stock have been authorized.  On September 23, 2021, the Board of Directors of the Company approved an Amended and Restated 2012 Employee Stock Purchase Plan, which authorizes an additional 2.0 million shares of common stock and extends the term of the 2012 Purchase Plan to November 30, 2032, subject in each case to obtaining stockholder approval. The Company is seeking stockholder approval of the Amended and Restated 2012 Employee Stock Purchase Plan at its 2022 Annual Meeting of Stockholders to be held on June 2, 2022. The Amended and Restated 2012 Employee Stock Purchase Plan also amended certain provisions of the 2012 Purchase Plan effective upon approval by the Board of Directors, including expanding the definition of "offering period" to provide that the Board of Directors may determine the period in accordance with the terms of the plan, and capping the number of shares that may be purchased by any participant during an offering period at 5,000 shares. Shares are issued under the 2012 Purchase Plan twice yearly at the end of each offering period. As of March 31, 2022, a total of approximately 2.0 million shares of common stock had been purchased under the 2012 Purchase Plan.

Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended March 31,
(in millions)	2022	2021
Cost of molecular diagnostic testing	$0.3	$0.3
Cost of pharmaceutical and clinical services	—	0.1
Research and development expense	2.4	1.5
Selling, general, and administrative expense	7.4	7.1
Total stock-based compensation expense	$10.1	$9.0
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
Income tax benefit for the three months ended March 31, 2022 was $5.9 million, or approximately 22.3% of pre-tax income compared to an income tax benefit of $10.1 million, or approximately 20.4% of pre-tax loss, for the three months ended March 31, 2021. Income tax expense for the three months ended March 31, 2022 is based on the Company’s estimated annualized effective tax rate for the fiscal year ending December 31, 2022, adjusted for discrete items recognized during the respective periods.  For the three months ended March 31, 2022, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, stock compensation expenses, and asset impairment expenses.
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
13.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved from time to time in various disputes, claims and legal actions, including class actions and other litigation, including the matters described below, arising in the ordinary course of business. Such actions may include allegations of negligence, product or professional liability or other legal claims, and could involve claims for substantial compensatory and punitive damages or claims for indeterminate amount of damages. The Company is also involved, from time to time, in investigations by governmental agencies regarding the Company's business which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of the government or private payors. The Company is involved, and has received subpoenas, from time to time, related to billing or other practices based on the False Claims Act or other federal and state statutes, regulations or other laws.
The Company intends to vigorously defend its current litigation matters, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition, results of operations or cash flows.

The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the proceedings may be in early stages, there may be uncertainty as to the outcome of pending appeals or motions, there may be significant factual issues to be resolved, and there may be complex or novel legal theories to be presented. In addition, damages may not be specified or the damage amounts claimed may be unsupported, exaggerated or unrelated to possible outcomes, and therefore, such amounts are not a reliable indicator of potential liability.
Except as noted below, as of March 31, 2022, the Company has not recorded any accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows.
Qui Tam Lawsuit
In June 2016, the Company's wholly owned subsidiary, Crescendo Bioscience, LLC (formerly known as Crescendo Biosciences, Inc. (“CBI”), received a subpoena from the Office of Inspector General of the Department of Health and Human Services (the "Office of Inspector General") requesting that CBI produce documents relating to entities that received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third party entities. The Office of Inspector General subsequently requested additional documentation in December 2017. CBI provided to the Office of Inspector General the documents requested. On January 30, 2020, the United States District Court for the Northern District of California unsealed a qui tam complaint, filed on April 16, 2016 against CBI and the Company, alleging violations of the Federal and California False Claims Acts and the California Insurance Fraud Prevention Act ("CIFPA"). On January 22, 2020, after a multi-year investigation into CBI’s and the Company’s alleged conduct, the United States declined to intervene. On January 27, 2020, the State of California likewise filed its notice of declination. The Company was not aware of the complaint until after it was unsealed. On May 23, 2020, the court denied CBI and the Company’s motion to dismiss. As of March 31, 2022, the Company has accrued $48.0 million for a potential settlement of this qui tam lawsuit against CBI and the Company, which is included in accrued liabilities in the Company's Condensed Consolidated Balance Sheet as of March 31, 2022.
On April 1, 2022, the Company settled the qui tam lawsuit with the relator, STF, LLC (the "Relator"). Pursuant to the terms of the settlement agreements, the Company agreed to pay a total of $45.25 million to the United States and the State of California and $2.75 million to Relator’s counsel. The Relator agreed to the dismissal of the lawsuit with prejudice as to the Relator and fully released all claims against the defendants and their affiliates, directors, officers, and employees. The State of California agreed to the dismissal of the lawsuit with prejudice as to the State of California and released the defendants from any claims submitted to the State’s Medicaid program or under the CIFPA as a result of certain alleged conduct. The United States Department of Justice approved the settlement of federal claims, including dismissal of the lawsuit without prejudice as to the United States. The settlement agreements contain no admission of liability, wrongdoing or responsibility on the part of the defendants. The Company expressly denies any and all liability for claims alleged in the lawsuit. On May 4, 2022, the qui tam lawsuit was formally dismissed by the United States District Court for the Northern District of California.
Securities Class Action
On September 27, 2019, a class action complaint was filed in the United States District Court for the District of Utah against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Chief Financial Officer, R. Bryan Riggsbee (the “Defendants”). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company's former Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding the Company's business, operations, and acquisitions. The lead plaintiff seeks the payment of damages allegedly sustained by it and the purported class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees. On March 16, 2021, the United States District Court for the District of Utah denied the Company's motion to dismiss. On December 1, 2021, the United States District Court for the District of Utah granted plaintiff's motion for class certification.

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
On January 18, 2022, a stockholder derivative complaint was filed in the Delaware Court of Chancery against the Individual Defendants, and the Company, as nominal defendant. The action is premised upon similar allegations as set forth in the securities class action and the Hickock stockholder derivative action. The plaintiff, Esther Kogus, asserts that the Individual Defendants breached their fiduciary duties and also asserts unjust enrichment and aiding and abetting breaches of fiduciary duty claims against the Individual Defendants. Plaintiff Kogus seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged breaches and claims, and restitution from the Individual Defendants. On behalf of herself, plaintiff Kogus seeks legal and other costs and fees relating to this action.
On March 3, 2022, the Delaware Court of Chancery consolidated the Hickock and Kogus derivative actions and stayed the consolidated action.
On September 17, 2021, a stockholder derivative complaint was filed in the United States District Court in the District of Delaware against the Individual Defendants, and the Company, as nominal defendant. The action is premised upon similar allegations as set forth in the securities class action and Hickock stockholder derivative action. The plaintiff, Karen Marcey, asserts that the Individual Defendants violated U.S. securities laws and breached their fiduciary duties, and also asserts unjust enrichment, waste of corporate assets and insider trading claims against all or some of the Individual Defendants. Plaintiff Marcey seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged violations and restitution from the Individual Defendants, plus interest and, on behalf of herself, legal and other costs and fees relating to this action. On January 4, 2022, this action was stayed by the United States District Court for the District of Delaware pending the resolution of the securities class action lawsuit.
Other Legal Matters
On February 3, 2022, a purported class action lawsuit was filed against the Company in the United States District Court in the Northern District of California by Ashley Carroll. Plaintiff alleges, among other things, that the Company made false statements about the accuracy of its Prequel prenatal screening test. The complaint seeks unspecified monetary damages and injunctive relief. On April 1, 2022, the Company filed a motion to dismiss the lawsuit.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
14.SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
(in millions)	2022	2021
Cash paid during the period for income taxes	$0.3	$—
Cash paid for interest	—	2.3
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$—	$2.7
Operating lease liabilities	0.8	2.7
Purchases of property, plant and equipment in accounts payable	0.9	—

15.LEASES
The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from one to fourteen years. During the quarter ended March 31, 2022, in an effort to reduce its real estate footprint, the Company ceased the use of one of its leased Salt Lake City facilities. As a result, the Company recorded an impairment charge on right-of-use assets of $8.6 million and an impairment charge of $2.1 million on the related leasehold improvements. The total $10.7 million impairment is included in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statement of Operations.
In the first quarter of 2022, we entered into a non-cancelable operating lease for approximately 230,000 square feet in west Salt Lake City, Utah. The lease has a term of 15 years, which, along with rent payments, are expected to commence in the third quarter of 2023. Total future rent payments under the lease is approximately $77.8 million.
16.SUBSEQUENT EVENTS
As previously noted, on April 1, 2022, the Company settled the qui tam lawsuit with the Relator. Pursuant to the terms of the settlement agreements, the Company agreed to pay a total of $45.25 million to the United States and the State of California and $2.75 million to Relator’s counsel. On April 7, 2022, the Company paid the settlement amounts in full. On May 4, 2022, the qui tam lawsuit was formally dismissed by the United States District Court for the Northern District of California.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars and shares in millions, except per share data)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. “We,” “us,” “our,” “Myriad” and the “Company” as used in this Quarterly Report on Form 10‑Q refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.
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
Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” “continue,” “likely,” “will,” “strategy” and “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to:
•uncertainties associated with COVID-19, including its possible effects on our operations and the demand for our products and services and on our ability to efficiently and flexibly manage our business;
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
•risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license, acquire, or develop;
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
•risks related to the material weakness related to our general information technology controls, including the impact thereof and our remediation plan, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting;
•risks related to current and future lawsuits, including product or professional liability claims; and
•other factors discussed under the heading "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 25, 2022.
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
General
We are a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. We provide insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. We develop and commercialize genetic tests that help assess the risk of developing disease or disease progression or guide treatment decisions across medical specialties where critical genetic insights can significantly improve patient care and lower health care costs.
Personalized genetic data and digital and virtual consumer trends are converging to change traditional models of care. Significant growth opportunities exist to help patient populations with pressing health care needs through innovative solutions and services. We are currently executing a strategic transformation and growth plan that aims to capitalize on those trends by focusing on three strategic priorities: (1) innovation that improves clinical outcomes, ease of use, and access, (2) enterprise capabilities to accelerate growth and scale to market opportunity; and (3) a focus on execution and delivery of consistent results. In connection with these strategic priorities, we are focusing our efforts in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Mental Health. In each of these areas, we intend to develop and enhance best-in-class products to support growth, improve patient and provider experience, and reach more patients of all backgrounds. By investing in tech-enabled commercial tools, we believe we will be able to drive increased engagement, improve revenue cycle management, and reduce complexity and cost. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability. With a foundation of financial, commercial, operational and technological strength, we expect to accelerate growth as we launch a new enterprise commercial model, launch a unified ordering portal, invest in new sequencing technologies, further develop direct-to-consumer channels, and build commercial capabilities to support new products and offerings.
Business Updates
During the quarter ended March 31, 2022, we continued to take meaningful steps to fulfill our mission and execute our strategic transformation and growth plan. We have also made the following recent announcements:
•On February 23, 2022, we announced that peer-reviewed journal Psychiatry Research published a new analysis of GeneSight Psychotropic showing that the combinatorial approach available in the GeneSight® Psychotropic test is more effective than single-gene testing at predicting setraline metabolism in patients with major depressive disorder.
•On March 8, 2022, we announced that Myriad Genetics, Inc. was recognized on Fast Company's annual list of the World's Most Innovative Companies for 2022.
•On March 11, 2022, we received FDA approval of BRACAnalysis CDx as a companion diagnostic for Lynparza in early breast cancer.
•On March 14, 2022, we announced the launch of Precise Oncology Solutions, a comprehensive offering designed to help oncologists determine effective and personalized treatment plans for individual patients.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
The results of operations for the three months ended March 31, 2022 and 2021 are discussed below.
Revenue

	Three months ended March 31,		Change	% of total revenue
(in millions)	2022	2021	2022	2022	2021
Molecular diagnostic revenues:
Hereditary Cancer	$70.9	$76.1	$(5.2)	43%	44%
Tumor Profiling	32.5	31.0	1.5	20%	18%
Prenatal	31.9	23.7	8.2	19%	14%
Pharmacogenomics	29.3	17.6	11.7	18%	10%
Autoimmune	0.3	10.7	(10.4)	—%	6%
Other	—	0.5	(0.5)	—%	—%
Total molecular diagnostic revenue	164.9	159.6	5.3
Pharmaceutical and clinical services revenue	—	13.5	(13.5)	—%	8%
Total revenue	$164.9	$173.1	$(8.2)	100%	100%
Molecular diagnostic revenues increased $5.3 million for the three months ended March 31, 2022 compared to the same period in the prior year. Revenues from Pharmacogenomics increased $11.7 million compared to the same period in the prior year due primarily to a 49% increase in volume. Prenatal revenues increased $8.2 million compared to the same period in the prior year due primarily to a 23% increase in average reimbursement per test and revenue related to tests performed in prior periods. Hereditary Cancer revenues decreased $5.2 million compared to the same period in the prior year due to a 13% decrease in volume, partially offset by a 4% increase in average reimbursement per test. Tumor profiling revenues increased $1.5 million compared to the same period in the prior year. Autoimmune revenues decreased $10.4 million due to the sale of the Myriad Autoimmune business on September 13, 2021.
Pharmaceutical and clinical services revenues were $13.5 million in the prior period. As a result of the sale of Myriad RBM, Inc. on July 1, 2021, there were no Pharmaceutical and clinical services revenues during the current period.
Cost of Sales

	Three months ended March 31,
(in millions)	2022	2021	Change
Cost of molecular diagnostic testing	$48.0	$44.1	$3.9
Cost of molecular diagnostic testing as a % of revenue	29.1%	27.6%
Cost of pharmaceutical and clinical services	$—	$6.2	$(6.2)
Cost of pharmaceutical and clinical services as a % of revenue	—%	45.9%
The cost of molecular diagnostic testing as a percentage of revenue increased from 27.6% to 29.1% during the three months ended March 31, 2022 compared to the same period in the prior year. The increase was primarily driven by the shift in the product mix for the current period.
The cost of pharmaceutical and clinical services as a percentage of revenue was 45.9% for the three months ended March 31, 2021. The sale of Myriad RBM, Inc. was completed on July 1, 2021, and as a result there were no corresponding costs during the current period.

Research and Development Expense

	Three months ended March 31,
(in millions)	2022	2021	Change
R&D expense	$21.2	$23.1	$(1.9)
R&D expense as a % of total revenue	12.9%	13.3%
Research and development expense for the three months ended March 31, 2022 decreased compared to the same period in the prior year primarily due to a decrease in costs incurred in the current period as a result of certain costs related to the Company’s strategic transformation initiatives not recurring in the current period.
Selling, General and Administrative Expense

	Three months ended March 31,
(in millions)	2022	2021	Change
Selling, general and administrative expense	$110.6	$146.4	$(35.8)
Selling, general and administrative expense as a % of total revenue	67.1%	84.6%
Selling, general and administrative expense decreased for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to an $11.0 million decrease in costs incurred in the current period as part of the Company's strategic transformation initiatives, the receipt of $11.4 million from insurers to offset the previously accrued Abelli settlement and other legal expenses, an $8.7 million decrease in compensation-related expenses due to lower headcount as a result of the divestitures in the prior year, a $2.9 million decrease in amortization expense due to intangible assets sold in the divestitures in the prior year, and a $2.7 million decrease in general legal expenses, partially offset by a $3.0 million increase in marketing expenses.
Goodwill and long-lived asset impairment charges

	Three months ended March 31,
(in millions)	2022	2021	Change
Goodwill and long-lived asset impairment charges	$10.7	$—	$10.7
Goodwill and long-lived asset impairment charges as a % of total revenue	6.5%	—%
Goodwill and long-lived asset impairment charges increased for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to the Company recognizing an $8.6 million impairment to right-of-use assets and a $2.1 million impairment to the related leasehold improvements in the current period as a result of its decision to no longer use one of its facilities in order to consolidate space. There were no impairments recognized in the prior period.
Other Income (Expense), Net

	Three months ended March 31,
(in millions)	2022	2021	Change
Other income (expense), net	$(0.8)	$(2.9)	$2.1
Other income (expense), net decreased for the three months ended March 31, 2022 compared to the same period in the prior year due primarily to a $2.1 million decrease in interest expense in the current period. The interest expense in the prior period is related to the debt outstanding at that time with no corresponding debt outstanding in the current period, as the debt was repaid in full on July 30, 2021.

Income Tax Benefit

	Three months ended March 31,
(in millions)	2022	2021	Change
Income tax benefit	$(5.9)	$(10.1)	$4.2
Effective tax rate	22.3%	20.4%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 4.2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax benefit for the three months ended March 31, 2022 was $5.9 million, and our effective tax rate was 22.3%.  For the three months ended March 31, 2022, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, stock compensation expenses and asset impairment expenses. For the three months ended March 31, 2021, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, and stock compensation expenses.

Liquidity and Capital Resources
Our primary sources of liquidity are our cash, cash equivalents and marketable investment securities, our cash flows from operations, our cash flows from investing activities, and, in certain circumstances, as discussed below, amounts available for borrowing under our Amended Facility. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology and acquisitions. We believe that investing organically through research and development or acquisitively to support business strategy provides the best return on invested capital.
We believe that our existing capital resources will be sufficient to meet our projected operating requirements for the foreseeable future. In addition, our capital resources and cash on hand may be used for acquisitions or other strategic investments.
All previously outstanding borrowings under our Amended Facility, which matures on July 31, 2023, were repaid on July 30, 2021 using cash generated from our recent divestitures and as such, we have no outstanding borrowings as of March 31, 2022. Our available capital resources, however, may be consumed more rapidly than currently expected, and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all, and the current rising interest rate environment could make any potential financing more difficult or expensive to obtain. In addition, we are subject to financial covenants under our Amended Facility that could limit our ability to incur additional indebtedness or impact our decision to pursue other financing. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations, and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
The Amended Facility restricts our ability to make future borrowings if unrestricted cash, cash equivalents and marketable securities exceed $150.0 million, unless such borrowings are used in connection with certain permitted acquisitions. Unrestricted cash, cash equivalents and marketable securities totaled $339.2 million as of March 31, 2022. Our revolving commitment amount is $250.0 million as of March 31, 2022. As the Company's total unrestricted cash, cash equivalents, and marketable securities exceeded $150.0 million as of March 31, 2022, we are unable to make future borrowings unless related to a permitted acquisition. In addition, following the expiration of the waiver of the leverage ratio and interest coverage ratio covenants, which waiver was effective until March 31, 2022, our ability to borrow under the Amended Facility will be limited if we are unable to comply with those financial covenants. If we are unable to comply with certain covenants and ratios in the Amended Facility, we may be in default under the Amended Facility, which could impact our ability to borrow under the facility or result in the termination of the commitments under the Amended Facility or the Company being required to pay off any outstanding loans or fees and cash collateralize any outstanding letters of credit. In the future, we may seek waivers or amendments from our lenders in order to avoid a future covenant violation, in addition to taking other potential actions.
From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods. In February 2022, we entered into a non-cancelable operating lease for approximately 230,000 square feet in west Salt Lake City, Utah. The lease has a term of 15 years, which, along with rent payments, are expected to commence in the third quarter of 2023. Total future rent payments under the lease is approximately $77.8 million. In addition, we have accrued $48.0 million for the settlement of the qui tam lawsuit against Crescendo Bioscience, LLC and the Company, which is included in Accrued liabilities in our Condensed Consolidated Balance Sheet as of March 31, 2022. The $48.0 million settlement was subsequently paid in April 2022.
Due to the continually evolving global situation from the COVID-19 pandemic, it is not possible to predict whether ongoing consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future. Because of the technical nature of our business and our focus on science, research and development, we are highly dependent upon our ability to attract and retain highly qualified and experienced management, scientific, and technical personnel. Competition and compensation for such personnel and other qualified personnel increased as employment vacancies surged during the year ended December 31, 2021 and into the quarter ended March 31, 2022, which has increased the difficulty and cost of hiring and retaining qualified personnel. Loss of the services of or failure to recruit additional key management, scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our business, and it may have a material adverse effect on our business as a whole. Additionally, disruptions to our supply chain could cause shortages of critical materials required to conduct our business, which may have a material adverse effect on our business as a whole. In addition, inflation has had, and we expect it will continue to have, an impact on the costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

(in millions)	March 31, 2022	December 31, 2021	Change
Cash and cash equivalents	$165.2	$258.4	$(93.2)
Marketable investment securities	103.2	81.4	21.8
Long-term marketable investment securities	70.8	59.0	11.8
Cash, cash equivalents and marketable investment securities	$339.2	$398.8	$(59.6)
The decrease in cash, cash equivalents, and marketable investment securities was primarily driven by $46.5 million in cash used by operations, $6.3 million used for capital expenditures, and $4.8 million used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock.
The following table represents the Condensed Consolidated Cash Flow Statement:

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Cash flows from (used in) operating activities	$(46.5)	$71.8	$(118.3)
Cash flows from (used in) investing activities	(41.3)	8.2	(49.5)
Cash flows used in financing activities	(4.8)	(48.5)	43.7
Effect of foreign exchange rates on cash and cash equivalents	(0.6)	0.4	(1.0)
Net increase in cash and cash equivalents	(93.2)	31.9	(125.1)
Cash and cash equivalents at the beginning of the period	258.4	117.0	141.4
Cash and cash equivalents at the end of the period	$165.2	$148.9	$16.3
Cash Flows from Operating Activities
The decrease in cash flows from operating activities for the three months ended March 31, 2022, compared to the same period in the prior year, was primarily due to the change in the balance of prepaid taxes due to the receipt of an $89.6 million U.S. federal tax refund in the prior period and a $35.3 million decrease in accrued liabilities for the current period, which was primarily driven by a legal settlement payment of $14.0 million and a decrease of $14.6 million in accrued bonuses due to payout of prior year bonuses, as compared to an $8.4 million increase in accrued liabilities for the prior period.
Cash Flows from Investing Activities
The decrease in cash flows from investing activities for the three months ended March 31, 2022, compared to the same period in the prior year, was primarily due to an increase of $52.1 million in purchases of marketable investments securities in the current period as compared to the prior period.
Cash Flows used in Financing Activities
The decrease in cash flows used in financing activities for the three months ended March 31, 2022, compared to the same period in the prior year, was primarily due to the use of $70.0 million in cash for repayments of the Amended Facility during the three months ended March 31, 2021, partially offset by a decrease of $30.8 million in proceeds from the exercise of stock options, net of shares exchanged for payroll withholding tax, compared to the same period in the prior year.
Effects of Inflation
We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented. However, inflation, led by supply constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines, has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies. Inflationary costs may impact our profitability and could adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

Critical Accounting Policies
Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K. No significant changes to our accounting policies took place during the three months ended March 31, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2022 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K filed with the SEC on February 25, 2022, which are incorporated by reference herein.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our Disclosure Controls are not effective.
Management concluded that, as of December 31, 2021, a material weakness in internal control over financial reporting exists related to general information technology controls for information systems that are relevant to the preparation of the financial statements. Specifically, the material weakness resulted from the aggregation of control deficiencies related to systems supporting the Company's internal control processes. This material weakness has not been remediated as of March 31, 2022. Our IT-dependent business process controls were also deemed ineffective because they could have been adversely impacted. While the aggregation of these deficiencies did not result in any misstatement of the consolidated financial statements, the material weakness could have resulted in a misstatement impacting account balances or disclosures that would have resulted in a material misstatement to the consolidated financial statements that would not have been prevented or detected on a timely basis.
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
Information Technology General Controls ("ITGCs")

•We have conducted and will continue to conduct additional training for our IT personnel to ensure a clear understanding of risk assessment, controls and monitoring activities related to automated processes and systems and ITGCs related to financial reporting.

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
Remediation of Previously Reported Material Weakness
The material weakness in our internal control over financial reporting related to our income tax provision process identified in connection with the preparation of our condensed consolidated quarterly financial statements as of September 30, 2021 has been remediated. Specifically, we did not provide adequate review and control with respect to the completeness and accuracy of inputs used in the income tax provision and related accrual. While the control deficiency did not result in a misstatement of our previously issued consolidated financial statements, the control deficiency could have resulted in a misstatement of the income tax related accounts or disclosures that would have resulted in a material misstatement of our annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis. This material weakness has been remediated as of March 31, 2022.
To improve our internal control over financial reporting and remediate this prior period material weakness, we designed and implemented enhanced controls over the review of information underlying discrete transactions in the income tax provision.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 13, "Commitments and Contingencies - Legal Proceedings" in Notes to Condensed Consolidated Financial Statements, which are included herein.
Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of March 31, 2022. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.
No stock repurchases were made under our stock repurchase program during the three months ended March 31, 2022.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

10.1
Separation and Consulting Agreement, dated February 7, 2022, by and between Myriad Genetics, Inc. and Jerry Lanchbury (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on February 9, 2022) +

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.
(+) Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 6, 2022	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: May 6, 2022	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal financial and accounting officer)