Form 10-Q
period 2022-06-30
MYRIAD GENETICS INC
filed 2022-08-05
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, the registrant had 80,634,766 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105.2	$258.4
Marketable investment securities	99.9	81.4
Trade accounts receivable	109.8	91.3
Inventory	15.4	15.3
Prepaid taxes	19.2	18.4
Prepaid expenses and other current assets	17.6	20.0
Total current assets	367.1	484.8
Operating lease right-of-use assets	82.9	81.8
Long-term marketable investment securities	78.5	59.0
Property, plant, and equipment, net	52.8	43.5
Intangibles, net	382.3	404.1
Goodwill	237.8	239.2
Other assets	8.8	8.3
Total assets	$1,210.2	$1,320.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21.7	$29.6
Accrued liabilities	84.4	156.5
Current maturities of operating lease liabilities	13.3	13.0
Deferred revenues	0.3	5.2
Total current liabilities	119.7	204.3
Unrecognized tax benefits	27.7	27.9
Long-term deferred taxes	23.3	35.8
Noncurrent operating lease liabilities	87.4	79.3
Other long-term liabilities	4.7	5.6
Total liabilities	262.8	352.9
Commitments and contingencies
Stockholders’ equity:
Common stock, 80.6 million and 80.0 million shares outstanding at June 30, 2022 and December 31, 2021, respectively	0.8	0.8
Additional paid-in capital	1,244.3	1,226.3
Accumulated other comprehensive loss	(8.9)	(5.1)
Accumulated deficit	(288.8)	(254.2)
Total Myriad Genetics, Inc. stockholders’ equity	947.4	967.8
Non-controlling interest	—	—
Total stockholders' equity	947.4	967.8
Total liabilities and stockholders’ equity	$1,210.2	$1,320.7
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Molecular diagnostic testing	$179.3	$178.7	$344.2	$338.3
Pharmaceutical and clinical services	—	10.7	—	24.2
Total revenue	179.3	189.4	344.2	362.5
Costs and expenses:
Cost of molecular diagnostic testing	49.7	48.0	97.7	92.1
Cost of pharmaceutical and clinical services	—	5.7	—	11.9
Research and development expense	20.3	19.5	41.5	42.6
Selling, general, and administrative expense	127.1	135.2	237.7	281.6
Goodwill and long-lived asset impairment charges	—	1.8	10.7	1.8
Total costs and expenses	197.1	210.2	387.6	430.0
Operating loss	(17.8)	(20.8)	(43.4)	(67.5)
Other income (expense):
Interest income	0.4	0.2	0.5	0.4
Interest expense	(0.6)	(2.0)	(1.5)	(5.0)
Other	0.1	18.8	0.1	18.7
Total other income (expense), net	(0.1)	17.0	(0.9)	14.1
Loss before income tax	(17.9)	(3.8)	(44.3)	(53.4)
Income tax expense (benefit)	(3.8)	0.9	(9.7)	(9.2)
Net loss	(14.1)	(4.7)	(34.6)	(44.2)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to Myriad Genetics, Inc. stockholders	$(14.1)	$(4.7)	$(34.6)	$(44.2)
Net loss per share:
Basic and diluted	$(0.18)	$(0.06)	$(0.43)	$(0.58)
Weighted average shares outstanding:
Basic and diluted	80.4	77.2	80.3	76.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss attributable to Myriad Genetics, Inc. stockholders	$(14.1)	$(4.7)	$(34.6)	$(44.2)
Unrealized loss on available-for-sale debt securities, net of tax	(0.8)	(0.1)	(2.1)	(0.3)
Change in foreign currency translation adjustment, net of tax	(0.5)	(0.3)	(1.7)	(1.4)
Comprehensive loss	(15.4)	(5.1)	(38.4)	(45.9)
Comprehensive loss attributable to Myriad Genetics, Inc. stockholders	$(15.4)	$(5.1)	$(38.4)	$(45.9)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2020	$0.8	$1,109.5	$(2.3)	$(227.0)	$—	$881.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	26.0	—	—	—	26.0
Stock-based payment expense	—	9.0	—	—	—	9.0
Net loss	—	—	—	(39.5)	—	(39.5)
Other comprehensive loss, net of tax	—	—	(1.3)	—	—	(1.3)
BALANCES AT MARCH 31, 2021	$0.8	$1,144.5	$(3.6)	$(266.5)	$—	$875.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	23.5	—	—	—	23.5
Stock-based payment expense	—	8.9	—	—	—	8.9
Non-controlling interest	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(4.7)	—	(4.7)
Other comprehensive loss, net of tax	—	—	(0.4)	—	—	(0.4)
BALANCES AT JUNE 30, 2021	$0.8	$1,176.9	$(4.0)	$(271.2)	$(0.1)	$902.4

BALANCES AT DECEMBER 31, 2021	$0.8	$1,226.3	$(5.1)	$(254.2)	$—	$967.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.8)	—	—	—	(4.8)
Stock-based payment expense	—	10.1	—	—	—	10.1
Net loss	—	—	—	(20.5)	—	(20.5)
Other comprehensive loss, net of tax	—	—	(2.5)	—	—	(2.5)
BALANCES AT MARCH 31, 2022	$0.8	$1,231.6	$(7.6)	$(274.7)	$—	$950.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.3	—	—	—	2.3
Stock-based payment expense	—	10.4	—	—	—	10.4
Net loss	—	—	—	(14.1)	—	(14.1)
Other comprehensive loss, net of tax	—	—	(1.3)	—	—	(1.3)
BALANCES AT JUNE 30, 2022	$0.8	$1,244.3	$(8.9)	$(288.8)	$—	$947.4
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Myriad Genetics, Inc. stockholders	$(34.6)	$(44.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25.9	35.3
Non-cash interest expense	0.4	0.8
Non-cash lease expense	5.7	6.8
Stock-based compensation expense	20.5	17.9
Deferred income taxes	(10.6)	(11.5)
Unrecognized tax benefits	(0.2)	0.4
Loss on inventory	—	6.6
Impairment of goodwill and long-lived assets	10.7	1.8
Gain on sale of assets	—	(32.4)
Changes in assets and liabilities:
Prepaid expenses and other current assets	2.3	(4.4)
Trade accounts receivable	(18.9)	(12.3)
Inventory	(0.1)	(0.8)
Prepaid taxes	(0.9)	89.8
Other assets	(1.0)	(2.7)
Accounts payable	(8.2)	8.1
Accrued liabilities	(82.9)	17.4
Deferred revenues	(4.9)	(9.2)
Net cash provided by (used in) operating activities	(96.8)	67.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.0)	(11.6)
Proceeds from sale of assets	—	32.5
Purchases of marketable investment securities	(85.5)	(36.6)
Proceeds from maturities and sales of marketable investment securities	45.2	25.0
Net cash provided by (used in) investing activities	(53.3)	9.3
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	3.0	50.1
Payment of tax withheld for common stock issued under stock-based compensation plans	(5.3)	(0.6)
Payment of contingent consideration recognized at acquisition	—	(3.3)
Fees associated with refinancing of revolving credit facility	—	(1.2)
Repayment of revolving credit facility	—	(120.0)
Net cash used in financing activities	(2.3)	(75.0)
Effect of foreign exchange rates on cash and cash equivalents	(0.8)	(0.3)
Net increase (decrease) in cash and cash equivalents	(153.2)	1.4
Cash and cash equivalents at beginning of the period	258.4	117.0
Cash and cash equivalents at end of the period	$105.2	$118.4
See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Myriad Genetics, Inc. and its subsidiaries (collectively, the “Company” or “Myriad”) is a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. Myriad provides insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. Myriad develops and offers genetic tests that help assess the risk of developing disease or disease progression or guide treatment decisions across medical specialties. The Company generates revenue by performing molecular diagnostic tests and, prior to the sale of Myriad RBM, Inc. on July 1, 2021, by providing pharmaceutical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company currently operates as a single reporting segment. The Company’s corporate headquarters are located in Salt Lake City, Utah.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Operating results for the three and six months ended June 30, 2022 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
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

2.REVENUE
Myriad primarily generates revenue by performing molecular diagnostic testing. Molecular diagnostic revenues are primarily derived from the following categories of products: Hereditary Cancer (myRisk, BRACAnalysis, BRACAnalysis CDx), Tumor Profiling (MyChoice CDx, Prolaris, and EndoPredict), Prenatal (Foresight and Prequel), and Pharmacogenomics (GeneSight). The Company previously provided pharmaceutical services and clinical services prior to the sale of Myriad RBM, Inc. in July 2021 and Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG (the “Clinic”) in February 2020, respectively. Prior to the sale of the Myriad myPath, LLC laboratory in May 2021 and the Myriad Autoimmune business in September 2021, the associated revenue from such businesses was included within Molecular diagnostic revenues. Revenue is recorded at the estimated transaction price. The Company has determined that the communication of test results or the completion of pharmaceutical and clinical services indicates transfer of control for revenue recognition purposes.
The following table presents detail regarding the composition of the Company’s total revenue by type and by U.S. versus rest of world (“RoW”):

	Three months ended June 30,
	2022			2021
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer	$69.8	$9.6	$79.4	$73.8	$12.2	$86.0
Tumor Profiling	21.5	12.0	33.5	18.2	12.1	30.3
Prenatal	33.1	0.2	33.3	29.2	0.2	29.4
Pharmacogenomics	33.1	—	33.1	22.6	—	22.6
Autoimmune	—	—	—	10.2	—	10.2
Other	—	—	—	0.2	—	0.2
Total molecular diagnostic revenue	157.5	21.8	179.3	154.2	24.5	178.7
Pharmaceutical and clinical services revenue	—	—	—	10.7	—	10.7
Total revenue	$157.5	$21.8	$179.3	$164.9	$24.5	$189.4

	Six months ended June 30,
	2022			2021
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer	$130.5	$19.8	$150.3	$138.9	$23.2	$162.1
Tumor Profiling	41.2	24.8	66.0	42.1	19.4	61.5
Prenatal	64.8	0.4	65.2	52.8	0.3	53.1
Pharmacogenomics	62.4	—	62.4	40.2	—	40.2
Autoimmune	0.3	—	0.3	20.9	—	20.9
Other	—	—	—	0.5	—	0.5
Total molecular diagnostic revenue	299.2	45.0	344.2	295.4	42.9	338.3
Pharmaceutical and clinical services revenue	—	—	—	24.2	—	24.2
Total revenue	$299.2	$45.0	$344.2	$319.6	$42.9	$362.5

The Company performs its obligation under a contract with a customer by processing diagnostic tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company’s performance of its contractual obligations. When this occurs, the Company records a contract liability as deferred revenue. During the fiscal year ended June 30, 2020, the Company received approximately $29.7 million in advance Medicare payments to provide relief from the economic impacts of COVID-19 on the Company. The advanced Medicare payments were applied against services performed beginning in April 2021 and continued until the funds previously received were fully earned, which occurred during the quarter ended March 31, 2022. A reconciliation of the beginning and ending balances of deferred revenue is shown in the table below:

	Six months ended June 30,
(in millions)	2022	2021
Deferred revenue - beginning balance	$5.2	$32.7
Revenue recognized	(5.2)	(15.5)
Prepayments	0.3	6.3
Held for sale reclassification	—	(0.9)
Deferred revenue - ending balance	$0.3	$22.6
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
Cash collections for certain diagnostic tests delivered may differ from rates originally estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, and settlements with third party payors. During the three and six months ended June 30, 2022, the Company recognized $11.7 million and $19.9 million in revenue, respectively, which resulted in a $0.11 and $0.19 impact to earnings per share, respectively, for tests in which the performance obligation of delivering the tests results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, which represents greater than 10% of its revenues. Revenues received from Medicare represented 13% of total revenue for the three and six months ended June 30, 2022, and 16% and 18% of total revenue for the three and six months ended June 30, 2021, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. No payor accounted for more than 10% of accounts receivable at June 30, 2022 or December 31, 2021. The Company does not require collateral from its customers.

3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2022 and December 31, 2021 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2022
Cash and cash equivalents:
Cash	$81.1	$—	$—	$81.1
Cash equivalents	24.1	—	—	24.1
Total cash and cash equivalents	105.2	—	—	105.2
Available-for-sale:
Corporate bonds and notes	96.5	—	(1.5)	95.0
Municipal bonds	31.1	—	(0.2)	30.9
Federal agency issues	21.9	—	(0.4)	21.5
US government securities	31.3	—	(0.3)	31.0
Total	$286.0	$—	$(2.4)	$283.6

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2021
Cash and cash equivalents:
Cash	$195.2	$—	$—	$195.2
Cash equivalents	63.2	—	—	63.2
Total cash and cash equivalents	258.4	—	—	258.4
Available-for-sale:
Corporate bonds and notes	105.7	0.1	(0.2)	105.6
Municipal bonds	16.1	—	—	16.1
Federal agency issues	6.8	—	—	6.8
US government securities	11.9	—	—	11.9
Total	$398.9	$0.1	$(0.2)	$398.8

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at June 30, 2022:

(in millions)	Amortized cost	Estimated fair value
Cash	$81.1	$81.1
Cash equivalents	24.1	24.1
Available-for-sale:
Due within one year	100.5	99.9
Due after one year through five years	80.1	78.3
Due after five years	0.2	0.2
Total	$286.0	$283.6
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
Level 3—unobservable inputs.
All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement period of approximately 13.0 years, utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business. The contingent earn-out liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.  Changes to contingent consideration liabilities are reflected in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2022
Money market funds (a)	$24.1	$—	$—	$24.1
Corporate bonds and notes	—	95.0	—	95.0
Municipal bonds	—	30.9	—	30.9
Federal agency issues	—	21.5	—	21.5
US government securities	—	31.0	—	31.0
Contingent consideration	—	—	(7.5)	(7.5)
Total	$24.1	$178.4	$(7.5)	$195.0
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Money market funds (a)	$63.2	$—	$—	$63.2
Corporate bonds and notes	—	105.6	—	105.6
Municipal bonds	—	16.1	—	16.1
Federal agency issues	—	6.8	—	6.8
US government securities	—	11.9	—	11.9
Contingent consideration	—	—	(8.6)	(8.6)
Total	$63.2	$140.4	$(8.6)	$195.0
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance December 31, 2021	$8.6
Change in fair value recognized in the Statement of Operations	(0.5)
Translation adjustments recognized in Other comprehensive loss	(0.6)
Ending balance June 30, 2022	$7.5
5.PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	June 30, 2022	December 31, 2021
Leasehold improvements	$41.8	$38.0
Equipment	116.6	112.4
Property, plant and equipment, gross	158.4	150.4
Less accumulated depreciation	(105.6)	(106.9)
Property, plant and equipment, net	$52.8	$43.5
During the three months ended March 31, 2022, the Company ceased the use of one of its leased Salt Lake City facilities. As a result, the Company recognized a $2.1 million impairment on the property, plant and equipment associated with the lease, which consisted primarily of leasehold improvements. See Note 15 for further discussion.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Depreciation expense	$2.8	$3.4	$5.6	$6.3

6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2022:

(in millions)	Total
Beginning balance	$239.2
Translation adjustments	(1.4)
Ending balance	$237.8
Intangible Assets
Intangible assets consists of purchased licenses and technologies. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At June 30, 2022
Purchased licenses and technologies	$614.4	$(232.1)	$382.3
Total intangible assets	$614.4	$(232.1)	$382.3

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2021
Purchased licenses and technologies	$616.6	$(212.5)	$404.1
Total intangible assets	$616.6	$(212.5)	$404.1
The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Amortization of intangible assets	$10.2	$13.5	$20.3	$29.0
7.ACCRUED LIABILITIES

(in millions)	June 30, 2022	December 31, 2021
Employee compensation and benefits	$41.7	$52.8
Legal charges pending settlement	—	62.0
Accrued taxes payable	3.9	4.0
Refunds payable and reserves	10.3	9.8
Short-term contingent consideration	2.9	3.2
Accrued royalties	4.8	5.4
Other accrued liabilities	20.8	19.3
Total accrued liabilities	$84.4	$156.5

8.LONG-TERM DEBT
On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) as borrower, with the lenders from time to time party thereto. On July 31, 2018, the Company entered into Amendment No. 1 to the Facility, which effected an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 (the "Maturity Date") and the maximum aggregate principal commitment was increased from $300.0 million to $350.0 million. On May 1, 2020, the Company entered into Amendment No. 2 to the Facility, which waived the Company’s compliance with certain covenants and modified the interest rate and other terms during the modification period from March 31, 2020 through June 30, 2021 (as modified, the “Modification Period”). This included a modification to the Facility's compliance with the leverage covenant and the interest coverage ratio covenant, which were waived through March 31, 2021, as well as revision to certain negative covenants of the Facility during the Modification Period. On February 22, 2021, the Company entered into Amendment No. 3, which waived compliance with the leverage ratio and the interest coverage ratio covenants through the quarter ended March 31, 2022 and also lowered the minimum liquidity covenant, which was added by Amendment No. 2, to $150.0 million, and made it applicable through such quarter. Amendment No. 3 also restricted the Company from borrowing under the Facility if unrestricted cash, cash equivalents and marketable investment securities exceed $150.0 million, unless such borrowings are in connection with permitted acquisitions, decreased the maximum aggregate principal commitment from $350.0 million to $300.0 million, with a further reduction in the maximum aggregate principal commitment from $300.0 million to $250.0 million by September 30, 2021, extended the Modification Period for an additional year through June 30, 2022, and revised certain negative covenants in connection with the extension. The amendments were accounted for as modifications pursuant to guidance in ASC 470-50, Debt. On July 26, 2022, the Company entered into Amendment No. 4 (the "Amended Facility"), which extended the Modification Period through the Maturity Date, decreased the maximum aggregate principal commitment from $250.0 million to $200.0 million, with a further reduction to $150.0 million by December 31, 2022, waived compliance with the leverage ratio and interest coverage ratio covenants through the Maturity Date, and provided for monthly reporting of the Company's liquidity if the total revolving credit exposure is greater than $0, without giving effect to the dollar amount of any letter of credit exposure not in excess of $5 million.
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
The Amended Facility contains customary loan terms, interest rates, representations and warranties, affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Amended Facility also contains certain customary events of default. Amendment No. 2 modified the Amended Facility to increase the interest rate to be fixed at a spread of LIBOR plus 350 basis points on drawn balances and the undrawn fee was increased to 50 basis points during the Modification Period. Amendment No. 4 replaced the option to make Eurodollar borrowings, which bore interest by reference to the LIBOR rate, with term benchmark loans, which will bear interest by reference to the secured overnight financing rate ("SOFR"). Amendment No. 4 did not modify the applicable margins and undrawn fee amounts. The interest rate for term benchmark loans continues to be fixed at a spread of SOFR plus 350 basis points on drawn balances and undrawn fees continue to be 50 basis points. The SOFR floor was revised to 0.0%.
During the year ended December 31, 2021, the Company made principal repayments totaling $226.4 million to pay off the remaining outstanding balances on the Amended Facility. As a result, the Company had no outstanding balances under the Amended Facility as of June 30, 2022 and December 31, 2021.

9.OTHER LONG-TERM LIABILITIES

(in millions)	June 30, 2022	December 31, 2021
Contingent consideration	$4.5	$5.4
Other	0.2	0.2
Total other long-term liabilities	$4.7	$5.6
The Company's balance of other long-term liabilities at June 30, 2022 and December 31, 2021 consisted primarily of the long-term portion of contingent consideration related to the acquisition of Sividon Diagnostics.

10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no preferred shares outstanding at June 30, 2022.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 80.6 million shares issued and outstanding at June 30, 2022.
Common shares issued and outstanding

	Six months ended June 30,
(in millions)	2022	2021
Beginning common stock issued and outstanding	80.0	75.4
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	0.6	2.3
Common stock issued and outstanding at end of period	80.6	77.7
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Denominator:
Weighted-average shares outstanding used to compute basic EPS	80.4	77.2	80.3	76.6
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	80.4	77.2	80.3	76.6
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Anti-dilutive options and RSUs excluded from EPS computation	5.4	7.0	5.4	7.0
Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 million of the Company’s outstanding common stock. The Company may repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company's management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of June 30, 2022, the Company has $110.7 million remaining under its current share repurchase authorization. No shares were repurchased during the six months ended June 30, 2022 or 2021.

11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants, and directors. Stockholders have approved amendments to the 2017 Plan increasing the shares available to grant. As of June 30, 2022, the Company has 2.0 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan. To the extent that awards outstanding under the Company's prior equity plans expire or are cancelled without delivery of shares of common stock, they also will be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or a committee thereof on an award-by-award basis. RSUs granted to employees generally vest ratably over four years or after three years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of performance-based RSUs ("PSUs") awarded to certain employees may be increased or may be reduced based on certain additional performance and market metrics. Options and RSUs granted to non-employee directors vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant. Options granted generally expire ten years from the date of grant. Options granted to the Company's President and Chief Executive Officer as an inducement to his employment expire seven years from the grant date.
The performance and market conditions associated with PSU awards granted during the six months ended June 30, 2022 include vesting that is based on revenue growth targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the PSUs is January 1, 2022 through December 31, 2024. The Company estimates the likelihood of achievement of performance conditions at the end of each period. The portion of the awards pertaining to relative total stockholder return represent market based awards and, accordingly, the estimated fair value of such awards are recognized over the performance period. We have also assessed that as of June 30, 2022 the performance conditions for the remaining two performance targets (revenue growth and adjusted earnings per share) are considered probable of being achieved and, accordingly, these portions of the awards are also being expensed over the performance period.
Stock Options
A summary of the stock option activity under the Company’s equity plans and inducement awards, for the six months ended June 30, 2022 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	1.4	$20.36
Less:
Options exercised	—	$23.98
Options canceled or expired	(0.1)	$25.26
Options outstanding at June 30, 2022	1.3	$20.09
Options exercisable at June 30, 2022	0.9	$22.91
As of June 30, 2022, there was $1.7 million of total unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.6 years. There were no options granted during the six months ended June 30, 2022.

Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plans and inducement awards, including RSU awards with performance metrics, for the six months ended June 30, 2022 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2021	3.1	$24.96
RSUs granted	1.8	$26.50
Less:
RSUs vested	(0.6)	$28.08
RSUs canceled	(0.2)	$26.57
RSUs outstanding at June 30, 2022	4.1	$25.07
As of June 30, 2022, there was $80.5 million of total unrecognized stock-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was approved by stockholders in 2012 under which 2.0 million shares of common stock were originally authorized.  On September 23, 2021, the Board of Directors of the Company approved an Amended and Restated 2012 Employee Stock Purchase Plan (the "Amended and Restated Purchase Plan"), which authorized an additional 2.0 million shares of common stock and extended the term of the plan to November 30, 2032, subject in each case to obtaining stockholder approval. The Company's stockholders subsequently approved the Amended and Restated Purchase Plan on June 2, 2022. The Amended and Restated Purchase Plan also expanded the definition of "offering period" to provide that the Board of Directors may determine the period in accordance with the terms of the plan, and capped the number of shares that may be purchased by any participant during an offering period at 5,000 shares. Shares are issued under the Amended and Restated Purchase Plan twice yearly at the end of each offering period. As of June 30, 2022, 1.8 million shares of common stock were available for issuance under the Amended and Restated Purchase Plan.
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Cost of molecular diagnostic testing	$0.5	$0.4	$0.8	$0.7
Cost of pharmaceutical and clinical services	—	—	—	0.1
Research and development expense	1.0	1.0	3.4	2.5
Selling, general, and administrative expense	8.9	7.5	16.3	14.6
Total stock-based compensation expense	$10.4	$8.9	$20.5	$17.9
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

Income tax benefit for the three months ended June 30, 2022 was $3.8 million, or approximately 21.2% of pre-tax loss compared to an income tax expense of $0.9 million, or approximately (23.7)% of pre-tax loss, for the three months ended June 30, 2021. Income tax benefit for the six months ended June 30, 2022 was $9.7 million, or approximately 21.9% of pre-tax loss compared to an income tax benefit of $9.2 million, or approximately 17.2% of pre-tax loss, for the six months ended June 30, 2021.  For the three and six months ended June 30, 2022, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, stock compensation expenses, and asset impairment expenses. For the three and six months ended June 30, 2021, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, carrying back net operating losses under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), and release of a valuation allowance.
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
As of June 30, 2022, the Company has not recorded any accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows.

Qui Tam Lawsuit
As previously disclosed, on April 1, 2022, the Company settled a qui tam lawsuit against CBI and the Company. Pursuant to the terms of the settlement agreements, the Company agreed to pay a total of $45.25 million to the United States and the State of California and $2.75 million to STF, LLC's (the "Relator") counsel. On April 7, 2022, the Company paid the settlement amounts in full. The Relator agreed to the dismissal of the lawsuit with prejudice as to the Relator and fully released all claims against the defendants and their affiliates, directors, officers, and employees. The State of California agreed to the dismissal of the lawsuit with prejudice as to the State of California and released the defendants from any claims submitted to the State’s Medicaid program or under the CIFPA as a result of certain alleged conduct. The United States Department of Justice approved the settlement of federal claims, including dismissal of the lawsuit without prejudice as to the United States. The settlement agreements contain no admission of liability, wrongdoing or responsibility on the part of the defendants. The Company expressly denies any and all liability for claims alleged in the lawsuit. On May 4, 2022, the qui tam lawsuit was formally dismissed by the United States District Court for the Northern District of California.
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
Other Legal Matters
On February 3, 2022, a purported class action lawsuit was filed against the Company in the United States District Court in the Northern District of California by Ashley Carroll. Plaintiff alleges, among other things, that the Company made false statements about the accuracy of its Prequel prenatal screening test. The complaint seeks unspecified monetary damages and injunctive relief. On April 1, 2022, the Company filed a motion to dismiss the lawsuit. On May 2, 2022, the plaintiff amended her complaint. On June 2, 2022, the Company filed a motion to dismiss the amended complaint. On July 26, 2022, the United States District Court in the Northern District of California granted and denied in part the Company's motion to dismiss the amended complaint. As part of the court's order, plaintiff was granted leave to file an amended complaint.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
14.SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
(in millions)	2022	2021
Cash paid during the period for income taxes	$1.0	$1.7
Cash paid for interest	—	1.7
Cash received for income tax receivables	—	89.9
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$15.5	$40.5
Operating lease liabilities	15.5	46.7
Tenant improvement allowance not yet received	16.0	—
Purchases of property, plant and equipment in accounts payable and accrued liabilities	4.3	—
15.LEASES
The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from one to fourteen years. During the six months ended June 30, 2022, in an effort to reduce its real estate footprint, the Company ceased the use of one of its leased Salt Lake City facilities. As a result, the Company recorded an impairment charge on right-of-use assets of $8.6 million and an impairment charge of $2.1 million on the related leasehold improvements. The total $10.7 million impairment is included in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statement of Operations.
In the first quarter of 2022, the Company entered into a non-cancelable operating lease for approximately 230,000 square feet in west Salt Lake City, Utah. The lease has a term of 15 years, which, along with rent payments, are expected to commence in the third quarter of 2023. The Company will take possession of the lease in phases, which began in the three months ended June 30, 2022. As a result, the Company recognized the related lease balances for a portion of the lease in the Condensed Consolidated Balance Sheet as of June 30, 2022. Total future rent payments under the lease are approximately $77.8 million.

16.DIVESTITURES
On May 28, 2021, the Company completed its sale of the Myriad myPath, LLC laboratory to Castle Biosciences, Inc. for total cash consideration of $32.5 million. The transaction was accounted for as a sale of assets and the Company recognized a net gain of $31.2 million in the quarter ended June 30, 2021, in Other income on the Company’s Condensed Consolidated Statements of Operations related to the sale. Prior to the sale, Myriad myPath operations were included in the Company’s diagnostics reporting segment.
On May 1, 2021, the Company entered into a definitive agreement to sell select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit (the "Autoimmune Business Transaction") to Laboratory Corporation of America Holdings for total cash consideration of $150.0 million. The Autoimmune Business Transaction closed on September 13, 2021. Prior to the sale, Myriad Autoimmune operations were included in the Company’s diagnostics reporting segment.
On May 21, 2021, the Company entered into a definitive agreement to sell Myriad RBM, Inc., a wholly owned subsidiary of the Company, to IQVIA RDS, Inc. for cash consideration of $197.0 million. This transaction closed on July 1, 2021. Prior to the sale, Myriad RBM, Inc. operations were included in the Company’s other reporting segment.
Inventory
In connection with the divestiture transactions, the Company recognized losses of $5.9 million and $6.6 million for a non-cancelable inventory purchase commitment and inventory, respectively, during the quarter ended June 30, 2021, as the Company would no longer have use for the goods. Both of these losses are included in Other income (expense) in the Company's Condensed Consolidated Statements of Operations for the quarter ended June 30, 2021.
The following table details the amounts recognized in Other income for the three and six months ended June 30, 2021:

(in millions)	Three months ended June 30, 2021	Six months ended June 30, 2021
Gain on sale of Myriad myPath, LLC laboratory	$31.2	$31.2
Gain (loss) on inventory	(12.5)	(12.5)
Other	0.1	—
Total Other Income	$18.8	$18.7
17.SUBSEQUENT EVENTS
Amendment No. 4 to the Credit Facility

On July 26 2022, the Company entered into Amendment No. 4 to the Amended Facility as discussed in Note 8. Amendment No. 4 modified the Amended Facility as follows:

•replaced the option to make Eurodollar borrowings, which bore interest by reference to the LIBOR rate, with term benchmark loans, which will bear interest by reference to the SOFR, with no change in the applicable margins and undrawn fees;

•extended the Modification Period during which the Company’s compliance with certain covenants were waived, including compliance with the leverage ratio and interest coverage ratio covenants, and other terms were effective through the Maturity Date of the Amended Facility;

•reduced the revolving commitments to $200.0 million, with a further reduction to $150.0 million by December 31, 2022;

•provided for further reductions of up to $50.0 million to the revolving commitments in the event of certain asset sales occurring on or after the Amendment No. 4 effective date; and

•provided for monthly reporting of the Company’s liquidity if the total revolving credit exposure is greater than $0, without giving effect to the dollar amount of any letter of credit exposure not in excess of $5 million in the aggregate.

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
Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” “continue,” “likely,” “will,” “strategy” and “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of known and unknown risks and uncertainties that could cause actual results, conditions, and events to differ materially and adversely from those anticipated. These risks include, but are not limited to:
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
In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report, or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law. All forward-looking statements in this Quarterly Report attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
General
We are a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. We provide insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. We develop and offer genetic tests that help assess the risk of developing disease or disease progression or guide treatment decisions across medical specialties where critical genetic insights can significantly improve patient care and lower health care costs.
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
Business Updates
During the quarter ended June 30, 2022 we made the following recent announcements:
•On May 3, 2022, we announced the expansion of our partnership with Intermountain Precision Genomics to develop a new liquid biopsy therapy selection test.
•On May 26, 2022, we presented multiple studies at the 2022 American Society of Clinical Oncology (ASCO) Annual Meeting, highlighting the value of genetic insights to help guide and clarify cancer treatment and risk assessment.
•On June 23, 2022, we announced a partnership with Epic Systems Corporation (Epic) to integrate Myriad's full line of genetic tests with Epic's expansive network of 600,000 physicians and more than 250 million patients.
•On June 28, 2022, we released our first environmental, social, and governance report, highlighting increased efforts to support a healthy, equitable and sustainable society.

Results of Operations for the Three Months Ended June 30, 2022 and 2021
The results of operations for the three months ended June 30, 2022 and 2021 are discussed below.
Revenue

	Three months ended June 30,		Change	% of total revenue
(in millions)	2022	2021	2022	2022	2021
Molecular diagnostic revenues:
Hereditary Cancer	$79.4	$86.0	$(6.6)	44%	45%
Tumor Profiling	33.5	30.3	3.2	19%	16%
Prenatal	33.3	29.4	3.9	19%	16%
Pharmacogenomics	33.1	22.6	10.5	18%	12%
Autoimmune	—	10.2	(10.2)	—%	5%
Other	—	0.2	(0.2)	—%	—%
Total molecular diagnostic revenue	179.3	178.7	0.6
Pharmaceutical and clinical services revenue	—	10.7	(10.7)	—%	6%
Total revenue	$179.3	$189.4	$(10.1)	100%	100%
Molecular diagnostic revenues increased $0.6 million for the three months ended June 30, 2022 compared to the same period in the prior year. Revenues from Pharmacogenomics increased $10.5 million compared to the same period in the prior year due primarily to a 39% increase in volume. Tumor profiling revenues increased $3.2 million compared to the same period in the prior year due primarily to a 7% increase in volume and a 3% increase in average reimbursement per test. Prenatal revenues increased $3.9 million compared to the same period in the prior year due primarily to a 17% increase in average reimbursement per test. Hereditary Cancer revenues decreased $6.6 million compared to the same period in the prior year due to a 4% decrease in volume. Autoimmune revenues decreased $10.2 million due to the sale of the Myriad Autoimmune business on September 13, 2021.
Pharmaceutical and clinical services revenues were $10.7 million in the prior period. As a result of the sale of Myriad RBM, Inc. on July 1, 2021, there were no Pharmaceutical and clinical services revenues during the current period.
Cost of Sales

	Three months ended June 30,
(in millions)	2022	2021	Change
Cost of molecular diagnostic testing	$49.7	$48.0	$1.7
Cost of molecular diagnostic testing as a % of revenue	27.7%	26.9%
Cost of pharmaceutical and clinical services	$—	$5.7	$(5.7)
Cost of pharmaceutical and clinical services as a % of revenue	—%	53.3%
The cost of molecular diagnostic testing as a percentage of revenue increased from 26.9% to 27.7% during the three months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily driven by the shift in the product mix for the current period, an increase in compensation costs due to both an increase in the number of employees and the cost per employee.
The cost of pharmaceutical and clinical services as a percentage of revenue was 53.3% for the three months ended June 30, 2021. The sale of Myriad RBM, Inc. was completed on July 1, 2021, and as a result there were no corresponding costs during the current period.

Research and Development Expense

	Three months ended June 30,
(in millions)	2022	2021	Change
R&D expense	$20.3	$19.5	$0.8
R&D expense as a % of total revenue	11.3%	10.3%
Research and development expense for the three months ended June 30, 2022 increased slightly compared to the same period in the prior year primarily due to an increase in average compensation per employee.
Selling, General and Administrative Expense

	Three months ended June 30,
(in millions)	2022	2021	Change
Selling, general and administrative expense	$127.1	$135.2	$(8.1)
Selling, general and administrative expense as a % of total revenue	70.9%	71.4%
Selling, general and administrative expense decreased for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to a $6.3 million decrease in general legal expenses, a $3.7 million decrease in amortization expense due to intangible assets sold in the divestitures in the prior year, a $2.7 million decrease in costs incurred in the current period as part of the Company's strategic transformation initiatives, and a $2.2 million decrease in compensation-related expenses due to lower headcount as a result of the divestitures in the prior year, partially offset by a $5.4 million increase in marketing expenses.
Goodwill and long-lived asset impairment charges

	Three months ended June 30,
(in millions)	2022	2021	Change
Goodwill and long-lived asset impairment charges	$—	$1.8	$(1.8)
Goodwill and long-lived asset impairment charges as a % of total revenue	—%	1.0%
Goodwill and long-lived asset impairment charges decreased for the three months ended June 30, 2022 compared to the same period in the prior year due to the Company recognizing a $1.8 million impairment to right-of-use assets in the prior period as a result of the voluntary early termination of certain lease agreements. There were no impairments recognized in the current period.
Other Income (Expense), Net

	Three months ended June 30,
(in millions)	2022	2021	Change
Other income (expense), net	$(0.1)	$17.0	$(17.1)
Other income (expense), net decreased for the three months ended June 30, 2022 compared to the same period in the prior year due primarily to the $31.2 million net gain recognized on the sale of the Myriad myPath, LLC laboratory in the prior period, partially offset by charges in the prior period, including losses of $5.9 million and $6.6 million for a non-cancelable purchase commitment and inventory, respectively, recognized in connection with the divestiture transactions. There were no similar items in the current period.

Income Tax Expense (Benefit)

	Three months ended June 30,
(in millions)	2022	2021	Change
Income tax expense (benefit)	$(3.8)	$0.9	$(4.7)
Effective tax rate	21.2%	(23.7)%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 4.2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax benefit for the three months ended June 30, 2022 was $3.8 million, and our effective tax rate was 21.2%.  For the three months ended June 30, 2022, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, stock compensation expenses and asset impairment expenses. For the three months ended June 30, 2021, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, the tax impact of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), and release of a valuation allowance.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The results of operations for the six months ended June 30, 2022 and 2021 are discussed below.

Revenue

	Six months ended June 30,		Change	% of Total Revenue
(in millions)	2022	2021	2022	2022	2021
Molecular diagnostic revenues:
Hereditary Cancer	$150.3	$162.1	$(11.8)	44%	45%
Tumor Profiling	66.0	61.5	4.5	19%	17%
Prenatal	65.2	53.1	12.1	19%	15%
Pharmacogenomics	62.4	40.2	22.2	18%	11%
Autoimmune	0.3	20.9	(20.6)	—%	6%
Other	—	0.5	(0.5)	—%	—%
Total molecular diagnostic revenue	344.2	338.3	5.9
Pharmaceutical and clinical service revenue	—	24.2	(24.2)	—%	7%
Total revenue	$344.2	$362.5	$(18.3)	100%	100%
Molecular diagnostic revenue for the six months ended June 30, 2022 increased $5.9 million compared to the same period in the prior year. Revenue from Pharmacogenomics increased $22.2 million compared to the same period in the prior year due primarily to a 44% increase in volume. Hereditary Cancer revenues decreased $11.8 million compared to the same period in the prior year due primarily to an 8% decrease in volume. Prenatal revenues increased $12.1 million compared to the same period in the prior year due primarily to a 26% increase in the average reimbursement per test. Tumor Profiling revenues increased $4.5 million compared to the same period in the prior year due to a 9% increase in volume. Autoimmune revenues decreased $20.6 million due to the sale of the Myriad Autoimmune business on September 13, 2021.
Pharmaceutical and clinical service revenues were $24.2 million in the prior period. As a result of the sale of Myriad RBM, Inc. on July 1, 2021, there were no Pharmaceutical and clinical services revenues during the current period.

Cost of Sales

	Six months ended June 30,
(in millions)	2022	2021	Change
Cost of molecular diagnostic testing	$97.7	$92.1	$5.6
Cost of molecular diagnostic testing as a % of revenue	28.4%	27.2%
Cost of pharmaceutical and clinical services	$—	$11.9	$(11.9)
Cost of pharmaceutical and clinical services as a % of revenue	—%	49.2%
The cost of molecular diagnostic testing as a percentage of revenue increased from 27.2% to 28.4% during the six months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily driven by the shift in the product mix for the current period, an increase in compensation costs due to both an increase in the number of employees and the cost per employee, and higher cost per test due to inflationary pressures.
The cost of pharmaceutical and clinical services as a percentage of revenue was 49.2% for the six months ended June 30, 2021. The sale of Myriad RBM, Inc. was completed on July 1, 2021, and as a result there were no corresponding costs during the current period.

Research and Development Expense

	Six months ended June 30,
(in millions)	2022	2021	Change
R&D expense	$41.5	$42.6	$(1.1)
R&D expense as a % of total revenue	12.1%	11.8%

Research and development expense for the six months ended June 30, 2022 decreased compared to the same period in the prior year primarily due to a decrease in costs incurred in the current period of $3.4 million as a result of certain costs related to the Company’s strategic transformation initiatives compared to the same period in the prior year, partially offset by an increase in compensation expense.
Selling, General and Administrative Expense

	Six months ended June 30,
(in millions)	2022	2021	Change
Selling, general and administrative expense	$237.7	$281.6	$(43.9)
Selling, general and administrative expense as a % of total revenue	69.1%	77.7%
Selling, general and administrative expense decreased for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to a $14.1 million decrease in costs incurred in the current period as part of the Company's strategic transformation initiative, a $13.1 million decrease in compensation-related expenses due to less headcount as a result of the divestitures in the prior year, the receipt of $11.4 million from insurers to offset the previously accrued Abelli settlement and other legal expenses, a $9.0 million decrease in legal expenses, and an $8.8 million decrease in amortization expense due to intangible assets sold in the divestitures in the prior year, partially offset by an $8.4 million increase in sales and marketing expenses due to more in-person sales and marketing events and travel-related expenses in the current period and a $1.7 million increase in stock-based compensation.
Goodwill and long-lived asset impairment charges

	Six months ended June 30,
(in millions)	2022	2021	Change
Goodwill and long-lived asset impairment charges	$10.7	$1.8	$8.9
Goodwill and long-lived asset impairment charges as a % of total revenue	3.1%	0.5%
Goodwill and long-lived asset impairment charges increased for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to the Company recognizing an $8.6 million impairment to right-of-use assets and a $2.1 million impairment to the related leasehold improvements in the current period as a result of its decision to no longer use one of its facilities in order to consolidate space. During the prior period, the Company recognized a $1.8 million impairment to right-of-use assets as a result of the voluntary early termination of certain lease agreements to consolidate space.

Other Income (Expense), Net

	Six months ended June 30,
(in millions)	2022	2021	Change
Other income (expense), net	$(0.9)	$14.1	$(15.0)

Other income (expense), net decreased for the six months ended June 30, 2022 compared to the same period in the prior year due primarily to the $31.2 million net gain recognized in the prior period on the sale of the Myriad myPath, LLC laboratory and losses of $5.9 million and $6.6 million for a non-cancelable purchase commitment and inventory, respectively, recognized in connection with the divestiture transactions, as well as a $3.5 million decrease in interest expense in the current period. The interest expense in the prior period is related to the debt outstanding at that time with no corresponding debt outstanding in the current period, as the debt was repaid in full on July 30, 2021.
Income Tax Benefit

	Six months ended June 30,
(in millions)	2022	2021	Change
Income tax benefit	$(9.7)	$(9.2)	$(0.5)
Effective tax rate	21.9%	17.2%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 4.2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the six months ended June 30, 2022 was $9.7 million, and our effective tax rate was 21.9%.  For the six months ended June 30, 2022, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, stock compensation expenses and asset impairment expenses. For the six months ended June 30, 2021, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, the tax impact of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), and release of a valuation allowance.

Liquidity and Capital Resources
Our primary sources of liquidity are our cash, cash equivalents and marketable investment securities, our expected future cash flows from operations, and, in certain circumstances, as discussed below, amounts available for borrowing under our Amended Facility. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology and acquisitions. We believe that investing organically through research and development or acquisitively to support business strategy provides the best return on invested capital.
We believe that our existing capital resources will be sufficient to meet our projected operating requirements for the foreseeable future. In addition, our capital resources and cash on hand may be used for acquisitions or other strategic investments.
All previously outstanding borrowings under our Amended Facility, which matures on July 31, 2023, were repaid on July 30, 2021 using cash generated from divestitures and as such, we have no outstanding borrowings as of June 30, 2022. Our available capital resources, however, may be consumed more rapidly than currently expected, or may be insufficient, and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all, and the current rising interest rate environment could make any potential financing more difficult or expensive to obtain. In addition, we have a decreased borrowing limit and are subject to financial covenants under our Amended Facility, which could limit our ability to incur sufficient additional indebtedness or impact our decision to pursue other financing. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations, and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
The Amended Facility restricts our ability to make future borrowings if unrestricted cash, cash equivalents and marketable securities exceed $150.0 million, unless such borrowings are used in connection with certain permitted acquisitions. Unrestricted cash, cash equivalents and marketable securities totaled $283.6 million as of June 30, 2022. Our revolving commitment amount is $200.0 million as of July 26, 2022, with a further reduction to $150.0 million by December 31, 2022. As the Company's total unrestricted cash, cash equivalents, and marketable securities exceeded $150.0 million as of June 30, 2022, we are unable to make future borrowings unless related to a permitted acquisition. In addition, we are subject to a minimum liquidity covenant, which requires us to maintain liquidity—defined as the sum of the Company's unrestricted cash, cash equivalents and marketable investment securities plus the aggregate undrawn and available amount of the revolving commitments—of $150.0 million.
From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods. In February 2022, we entered into a non-cancelable operating lease for approximately 230,000 square feet in west Salt Lake City, Utah. The lease has a term of 15 years, which, along with rent payments, are expected to commence in the third quarter of 2023. Total future rent payments under the lease is approximately $77.8 million. In addition, in April 2022, we paid $48.0 million for the settlement of the qui tam lawsuit against Crescendo Bioscience, LLC and the Company.
Due to the continually evolving global situation from the COVID-19 pandemic, it is not possible to predict whether ongoing consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future. Because of the technical nature of our business and our focus on science, research and development, we are highly dependent upon our ability to attract and retain highly qualified and experienced management, scientific, and technical personnel. Competition and compensation for such personnel and other qualified personnel increased as employment vacancies surged during the year ended December 31, 2021 and into the quarter ended June 30, 2022, which has increased the difficulty and cost of hiring and retaining qualified personnel. Loss of the services of or failure to recruit additional key management, scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our business, and it may have a material adverse effect on our business as a whole. Additionally, disruptions to our supply chain could cause shortages of critical materials required to conduct our business, which may have a material adverse effect on our business as a whole. In addition, inflation has had, and we expect it will continue to have, an impact on the costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

(in millions)	June 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$105.2	$258.4	$(153.2)
Marketable investment securities	99.9	81.4	18.5
Long-term marketable investment securities	78.5	59.0	19.5
Cash, cash equivalents and marketable investment securities	$283.6	$398.8	$(115.2)
The decrease in cash, cash equivalents, and marketable investment securities was primarily driven by $96.8 million in cash used by operations, $13.0 million used for capital expenditures, and $2.3 million used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock.
The following table represents the Condensed Consolidated Cash Flow Statement:

	Six Months Ended June 30,
(in millions)	2022	2021	Change
Cash flows from (used in) operating activities	$(96.8)	$67.4	$(164.2)
Cash flows from (used in) investing activities	(53.3)	9.3	(62.6)
Cash flows used in financing activities	(2.3)	(75.0)	72.7
Effect of foreign exchange rates on cash and cash equivalents	(0.8)	(0.3)	(0.5)
Net increase in cash and cash equivalents	(153.2)	1.4	(154.6)
Cash and cash equivalents at the beginning of the period	258.4	117.0	141.4
Cash and cash equivalents at the end of the period	$105.2	$118.4	$(13.2)
Cash Flows from Operating Activities
The decrease in cash flows from operating activities for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily due to the change in the balance of prepaid taxes due to the receipt of an $89.6 million U.S. federal tax refund in the prior period and an $82.9 million decrease in accrued liabilities for the current period, which was primarily driven by legal settlement payments of $62.0 million and a decrease of $10.0 million for bonus payments.
Cash Flows from Investing Activities
The decrease in cash flows from investing activities for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily due to an increase of $48.9 million in purchases of marketable investments securities in the current period as compared to the prior period and the $32.5 million cash proceeds in the prior period from the sale of Myriad myPath, LLC laboratory, with no corresponding proceeds in the current period, partially offset by a $20.2 million increase in proceeds from marketable investment securities in the current period.
Cash Flows used in Financing Activities
The increase in cash flows used in financing activities for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily due to the use of $120.0 million in cash for repayments of the Amended Facility during the six months ended June 30, 2021, partially offset by a decrease of $51.8 million in proceeds from the exercise of stock options, net of shares exchanged for payroll withholding tax, compared to the same period in the prior year.
Effects of Inflation
Inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies. Inflationary costs may impact our profitability and could adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

Critical Accounting Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K. No significant changes to our accounting policies took place during the six months ended June 30, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk during the six months ended June 30, 2022 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K filed with the SEC on February 25, 2022, which are incorporated by reference herein.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our Disclosure Controls are not effective.
Management concluded that, as of December 31, 2021, a material weakness in internal control over financial reporting exists related to general information technology controls for information systems that are relevant to the preparation of the financial statements. Specifically, the material weakness resulted from the aggregation of control deficiencies related to systems supporting the Company's internal control processes. This material weakness has not been remediated as of June 30, 2022. Our IT-dependent business process controls were also deemed ineffective because they could have been adversely impacted. While the aggregation of these deficiencies did not result in any misstatement of the consolidated financial statements, the material weakness could have resulted in a misstatement impacting account balances or disclosures that would have resulted in a material misstatement to the consolidated financial statements that would not have been prevented or detected on a timely basis.
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

•We hired a third-party to assist with the implementation of, and to review and provide feedback on, our remediation plan. In addition, the third-party is advising on best practices to further strengthen our IT control environment.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 13, "Commitments and Contingencies - Legal Proceedings" in Notes to Condensed Consolidated Financial Statements, which are included herein.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K other than the updates to the risk factor set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
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
Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:
•Clinical Laboratory Improvement Amendments of 1988, which requires that laboratories obtain certification from the federal government, and state licensure laws;
•U.S. Food and Drug Administration laws and regulations that apply to medical devices such as our in vitro diagnostics;
•Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions; amendments to HIPAA under HITECH, which strengthened and expanded HIPAA privacy and security compliance requirements, increased penalties for violators, extended enforcement authority to state attorneys general and imposed requirements for breach notification;
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
•Section 216 of the federal Protecting Access to Medicare Act of 2014, which requires the Centers for Medicare & Medicaid Services ("CMS") to set Medicare rates for clinical laboratory testing based on private payor data reported by applicable laboratories;
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
We may also be subject to or affected by current or future federal, state, local and foreign laws and regulations, including laws relating to reproductive health care, which could restrict our business, reduce demand for our products, and adversely affect our operations, revenue, and results of operations.
As a clinical laboratory, our business practices may face heightened scrutiny from government enforcement agencies such as the Department of Justice, the Office of Inspector General for the Department of Health and Human Services ("OIG"), and CMS. The OIG has issued fraud alerts in recent years, including a fraud alert relating to speaker programs in November 2020, that identify certain arrangements between clinical laboratories and referring physicians as implicating the Anti-Kickback Statute. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from the patient. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the federal self-referral prohibition, commonly known as the Stark Law or the Physician Self-Referral Law, unless the arrangement meets all criteria of an applicable exception. The government has actively enforced these laws against clinical laboratories in recent years.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of June 30, 2022. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.
No stock repurchases were made under our stock repurchase program during the six months ended June 30, 2022.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.
Item 6.    Exhibits.

10.1
Amendment No. 4, dated July 26, 2022, to the Credit Agreement, dated December 23, 2016, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended July 31, 2018, May 1, 2020, and February 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on July 27, 2022).

10.2+	Amended and Restated 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on June 2, 2022).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.
(+) Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: August 5, 2022	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: August 5, 2022	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal financial officer)

Date: August 5, 2022	By:	/s/ Natalie Munk
Natalie Munk
Chief Accounting Officer
(Principal accounting officer)