Form 10-Q
period 2022-09-30
MYRIAD GENETICS INC
filed 2022-11-02
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2022, the registrant had 81,033,816 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110.7	$258.4
Marketable investment securities	82.5	81.4
Trade accounts receivable	102.2	91.3
Inventory	19.6	15.3
Prepaid taxes	17.8	18.4
Prepaid expenses and other current assets	19.5	20.0
Total current assets	352.3	484.8
Operating lease right-of-use assets	110.6	81.8
Long-term marketable investment securities	66.0	59.0
Property, plant, and equipment, net	67.5	43.5
Intangibles, net	370.8	404.1
Goodwill	236.5	239.2
Other assets	8.3	8.3
Total assets	$1,212.0	$1,320.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29.6	$29.6
Accrued liabilities	85.3	156.5
Current maturities of operating lease liabilities	14.0	13.0
Deferred revenues	0.2	5.2
Total current liabilities	129.1	204.3
Unrecognized tax benefits	27.9	27.9
Long-term deferred taxes	10.5	35.8
Noncurrent operating lease liabilities	123.3	79.3
Other long-term liabilities	4.6	5.6
Total liabilities	295.4	352.9
Commitments and contingencies
Stockholders’ equity:
Common stock, 80.9 million and 80.0 million shares outstanding at September 30, 2022 and December 31, 2021, respectively	0.8	0.8
Additional paid-in capital	1,251.0	1,226.3
Accumulated other comprehensive loss	(11.3)	(5.1)
Accumulated deficit	(323.9)	(254.2)
Total Myriad Genetics, Inc. stockholders’ equity	916.6	967.8
Non-controlling interest	—	—
Total stockholders' equity	916.6	967.8
Total liabilities and stockholders’ equity	$1,212.0	$1,320.7
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Molecular diagnostic testing	$156.4	$167.3	$500.6	$505.6
Pharmaceutical and clinical services	—	—	—	24.2
Total revenue	156.4	167.3	500.6	529.8
Costs and expenses:
Cost of molecular diagnostic testing	50.4	47.8	148.1	139.9
Cost of pharmaceutical and clinical services	—	—	—	11.9
Research and development expense	20.5	18.8	62.0	61.4
Selling, general, and administrative expense	130.5	180.6	368.2	462.2
Goodwill and long-lived asset impairment charges	—	—	10.7	1.8
Total costs and expenses	201.4	247.2	589.0	677.2
Operating loss	(45.0)	(79.9)	(88.4)	(147.4)
Other income (expense):
Interest income	1.1	0.2	1.6	0.6
Interest expense	(0.8)	(1.1)	(2.3)	(6.1)
Other	0.5	120.6	0.6	139.3
Total other income (expense), net	0.8	119.7	(0.1)	133.8
Income (loss) before income tax	(44.2)	39.8	(88.5)	(13.6)
Income tax expense (benefit)	(9.1)	15.2	(18.8)	6.0
Net income (loss)	(35.1)	24.6	(69.7)	(19.6)
Net income (loss) attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(35.1)	$24.6	$(69.7)	$(19.6)
Net income (loss) per share:
Basic	$(0.43)	$0.31	$(0.87)	$(0.25)
Diluted	$(0.43)	$0.30	$(0.87)	$(0.25)
Weighted average shares outstanding:
Basic	80.7	78.8	80.4	77.3
Diluted	80.7	81.5	80.4	77.3
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Myriad Genetics, Inc. stockholders	$(35.1)	$24.6	$(69.7)	$(19.6)
Unrealized loss on available-for-sale debt securities, net of tax	(0.9)	(0.2)	(3.0)	(0.5)
Change in foreign currency translation adjustment, net of tax	(1.5)	(0.2)	(3.2)	(1.6)
Comprehensive income (loss)	(37.5)	24.2	(75.9)	(21.7)
Comprehensive income (loss) attributable to Myriad Genetics, Inc. stockholders	$(37.5)	$24.2	$(75.9)	$(21.7)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2020	$0.8	$1,109.5	$(2.3)	$(227.0)	$—	$881.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	26.0	—	—	—	26.0
Stock-based payment expense	—	9.0	—	—	—	9.0
Net loss	—	—	—	(39.5)	—	(39.5)
Other comprehensive loss, net of tax	—	—	(1.3)	—	—	(1.3)
BALANCES AT MARCH 31, 2021	$0.8	$1,144.5	$(3.6)	$(266.5)	$—	$875.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	23.5	—	—	—	23.5
Stock-based payment expense	—	8.9	—	—	—	8.9
Non-controlling interest	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(4.7)	—	(4.7)
Other comprehensive loss, net of tax	—	—	(0.4)	—	—	(0.4)
BALANCES AT JUNE 30, 2021	$0.8	$1,176.9	$(4.0)	$(271.2)	$(0.1)	$902.4
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	31.9	—	—	—	31.9
Stock-based payment expense	—	10.0	—	—	—	10.0
Net income	—	—	—	24.6	—	24.6
Other comprehensive loss, net of tax	—	—	(0.4)	—	—	(0.4)
BALANCES AT SEPTEMBER 30, 2021	$0.8	$1,218.8	$(4.4)	$(246.6)	$(0.1)	$968.5

BALANCES AT DECEMBER 31, 2021	$0.8	$1,226.3	$(5.1)	$(254.2)	$—	$967.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.8)	—	—	—	(4.8)
Stock-based payment expense	—	10.1	—	—	—	10.1
Net loss	—	—	—	(20.5)	—	(20.5)
Other comprehensive loss, net of tax	—	—	(2.5)	—	—	(2.5)
BALANCES AT MARCH 31, 2022	$0.8	$1,231.6	$(7.6)	$(274.7)	$—	$950.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.3	—	—	—	2.3
Stock-based payment expense	—	10.4	—	—	—	10.4
Net loss	—	—	—	(14.1)	—	(14.1)
Other comprehensive loss, net of tax	—	—	(1.3)	—	—	(1.3)
BALANCES AT JUNE 30, 2022	$0.8	$1,244.3	$(8.9)	$(288.8)	$—	$947.4
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(2.7)	—	—	—	(2.7)
Stock-based payment expense	—	9.4	—	—	—	9.4
Net loss	—	—	—	(35.1)	—	(35.1)
Other comprehensive loss, net of tax	—	—	(2.4)	—	—	(2.4)
BALANCES AT SEPTEMBER 30, 2022	$0.8	$1,251.0	$(11.3)	$(323.9)	$—	$916.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Myriad Genetics, Inc. stockholders	$(69.7)	$(19.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39.0	49.5
Non-cash interest expense	1.1	1.3
Non-cash lease expense	8.6	9.8
Tenant improvement allowance received	8.6	—
Stock-based compensation expense	29.9	27.9
Deferred income taxes	(22.0)	(27.8)
Unrecognized tax benefits	0.1	1.5
Bad debt expense	1.3	0.2
Loss on inventory	—	6.5
Impairment of goodwill and long-lived assets	10.7	1.8
Gain on sale of assets	—	(162.0)
Changes in assets and liabilities:
Prepaid expenses and other current assets	0.4	(6.7)
Trade accounts receivable	(12.8)	(11.8)
Inventory	(4.4)	(1.6)
Prepaid taxes	0.5	108.0
Other assets	(0.5)	(3.6)
Accounts payable	(1.1)	(4.8)
Accrued expenses and other liabilities	(83.4)	79.9
Deferred revenues	(4.9)	(20.4)
Net cash provided by (used in) operating activities	(98.6)	28.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30.7)	(14.6)
Proceeds from sale of assets	—	379.1
Purchases of marketable investment securities	(98.8)	(101.0)
Proceeds from maturities and sales of marketable investment securities	87.6	36.8
Net cash provided by (used in) investing activities	(41.9)	300.3
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	3.9	90.0
Payment of tax withheld for common stock issued under stock-based compensation plans	(9.1)	(8.6)
Payment of contingent consideration recognized at acquisition	—	(3.3)
Fees associated with refinancing of revolving credit facility	(0.7)	(1.2)
Repayment of revolving credit facility	—	(226.4)
Net cash used in financing activities	(5.9)	(149.5)
Effect of foreign exchange rates on cash and cash equivalents	(1.3)	(0.7)
Net increase (decrease) in cash and cash equivalents	(147.7)	178.2
Cash and cash equivalents at beginning of the period	258.4	117.0
Cash and cash equivalents at end of the period	$110.7	$295.2
See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Myriad Genetics, Inc. and its subsidiaries (collectively, the “Company” or “Myriad”) is a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. Myriad provides insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. Myriad develops and offers genetic tests that help assess the risk of developing disease or disease progression or guide treatment decisions across medical specialties. The Company generates revenue by performing molecular diagnostic tests and, prior to the sale of Myriad RBM, Inc. on July 1, 2021, by providing pharmaceutical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company currently operates as a single reporting segment. The Company’s principal executive office is located in Salt Lake City, Utah.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Operating results for the three and nine months ended September 30, 2022 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The Company has historically experienced seasonality in its testing business. The volume of testing is negatively impacted by the summer season, which is generally reflected in the quarter ended September 30. The quarter ended December 31 is generally strong as the Company typically experiences an increase in volumes from patients who have met their annual insurance deductible. In the quarters ended March 31, the Company has typically experienced a decrease in volumes due to the annual reset of patient deductibles.
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

2.REVENUE
Myriad primarily generates revenue by performing molecular diagnostic testing. Molecular diagnostic revenues are primarily derived from the following categories of products: Hereditary Cancer (myRisk, BRACAnalysis, BRACAnalysis CDx), Tumor Profiling (MyChoice CDx, Prolaris, and EndoPredict), Prenatal (Foresight and Prequel), and Pharmacogenomics (GeneSight). The Company previously provided pharmaceutical services and clinical services prior to the sale of Myriad RBM, Inc. in July 2021 and Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG in February 2020, respectively. Prior to the sale of the Myriad myPath, LLC laboratory in May 2021 and the Myriad Autoimmune business in September 2021, the associated revenue from such businesses was included within Molecular diagnostic revenues. Revenue is recorded at the estimated transaction price. The Company has determined that the communication of test results or the completion of pharmaceutical and clinical services indicates transfer of control for revenue recognition purposes.
The following table presents detail regarding the composition of the Company’s total revenue by type and by U.S. versus rest of world (“RoW”):

	Three months ended September 30,
	2022			2021
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer	$60.2	$10.3	$70.5	$68.2	$11.2	$79.4
Tumor Profiling	20.2	10.6	30.8	21.3	11.6	32.9
Prenatal	21.9	0.2	22.1	23.5	0.1	23.6
Pharmacogenomics	33.0	—	33.0	24.1	—	24.1
Autoimmune	—	—	—	7.3	—	7.3
Total molecular diagnostic revenue	135.3	21.1	156.4	144.4	22.9	167.3
Total revenue	$135.3	$21.1	$156.4	$144.4	$22.9	$167.3

	Nine months ended September 30,
	2022			2021
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Molecular diagnostic revenues:
Hereditary Cancer	$190.6	$30.0	$220.6	$207.1	$34.4	$241.5
Tumor Profiling	61.4	35.5	96.9	63.4	31.0	94.4
Prenatal	86.7	0.6	87.3	76.3	0.4	76.7
Pharmacogenomics	95.5	—	95.5	64.3	—	64.3
Autoimmune	0.3	—	0.3	28.2	—	28.2
Other	—	—	—	0.5	—	0.5
Total molecular diagnostic revenue	434.5	66.1	500.6	439.8	65.8	505.6
Pharmaceutical and clinical services revenue	—	—	—	24.2	—	24.2
Total revenue	$434.5	$66.1	$500.6	$464.0	$65.8	$529.8

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

	Nine months ended September 30,
(in millions)	2022	2021
Deferred revenue - beginning balance	$5.2	$32.7
Revenue recognized	(5.3)	(30.3)
Prepayments	0.3	10.1
Held for sale reclassification	—	(1.0)
Deferred revenue - ending balance	$0.2	$11.5
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
Cash collections for certain diagnostic tests delivered may differ from rates estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, and settlements with third party payors. During the three and nine months ended September 30, 2022, the Company recognized $(5.3) million and $20.1 million in revenue, respectively, which resulted in a $(0.05) and $0.19 impact to earnings per share, respectively, for tests in which the performance obligation of delivering the tests results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, which represents greater than 10% of its revenues. Revenues received from Medicare represented 15% and 14% of total revenue for the three and nine months ended September 30, 2022, respectively, and 17% of total revenue for each of the three and nine months ended September 30, 2021. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. No payor accounted for more than 10% of accounts receivable at September 30, 2022 or December 31, 2021. The Company does not require collateral from its customers.

3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2022 and December 31, 2021 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2022
Cash and cash equivalents:
Cash	$57.8	$—	$—	$57.8
Cash equivalents	52.9	—	—	52.9
Total cash and cash equivalents	110.7	—	—	110.7
Available-for-sale:
Corporate bonds and notes	82.2	—	(1.9)	80.3
Municipal bonds	23.9	—	(0.4)	23.5
Federal agency issues	23.8	—	(0.7)	23.1
U.S. government securities	21.8	—	(0.2)	21.6
Total	$262.4	$—	$(3.2)	$259.2

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2021
Cash and cash equivalents:
Cash	$195.2	$—	$—	$195.2
Cash equivalents	63.2	—	—	63.2
Total cash and cash equivalents	258.4	—	—	258.4
Available-for-sale:
Corporate bonds and notes	105.7	0.1	(0.2)	105.6
Municipal bonds	16.1	—	—	16.1
Federal agency issues	6.8	—	—	6.8
U.S. government securities	11.9	—	—	11.9
Total	$398.9	$0.1	$(0.2)	$398.8

Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at September 30, 2022:

(in millions)	Amortized cost	Estimated fair value
Cash	$57.8	$57.8
Cash equivalents	52.9	52.9
Available-for-sale:
Due within one year	83.4	82.5
Due after one year through five years	68.3	66.0
Due after five years	—	—
Total	$262.4	$259.2
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
Level 3—unobservable inputs.
All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn out liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement period of approximately 12.75 years, utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business. The contingent earn-out liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.  Changes to contingent consideration liabilities are reflected in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2022
Money market funds (a)	$52.9	$—	$—	$52.9
Corporate bonds and notes	—	80.3	—	80.3
Municipal bonds	—	23.5	—	23.5
Federal agency issues	—	23.1	—	23.1
U.S. government securities	—	21.6	—	21.6
Contingent consideration	—	—	(7.2)	(7.2)
Total	$52.9	$148.5	$(7.2)	$194.2
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Money market funds (a)	$63.2	$—	$—	$63.2
Corporate bonds and notes	—	105.6	—	105.6
Municipal bonds	—	16.1	—	16.1
Federal agency issues	—	6.8	—	6.8
U.S. government securities	—	11.9	—	11.9
Contingent consideration	—	—	(8.6)	(8.6)
Total	$63.2	$140.4	$(8.6)	$195.0
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance December 31, 2021	$8.6
Change in fair value recognized in the Statement of Operations	(0.2)
Translation adjustments recognized in Other comprehensive income (loss)	(1.2)
Ending balance September 30, 2022	$7.2
5.PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	September 30, 2022	December 31, 2021
Leasehold improvements	$55.5	$38.0
Equipment	120.5	112.4
Property, plant and equipment, gross	176.0	150.4
Less accumulated depreciation	(108.5)	(106.9)
Property, plant and equipment, net	$67.5	$43.5
During the three months ended March 31, 2022, the Company ceased the use of one of its leased Salt Lake City facilities. As a result, the Company recognized a $2.1 million impairment on the property, plant and equipment associated with the lease, which consisted primarily of leasehold improvements. See Note 15 for further discussion.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Depreciation expense	$2.9	$2.6	$8.5	$8.9

6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2022:

(in millions)	Total
Beginning balance	$239.2
Translation adjustments	(2.7)
Ending balance	$236.5
Intangible Assets
Intangible assets consists of purchased licenses and technologies. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At September 30, 2022
Purchased licenses and technologies	$612.4	$(241.6)	$370.8
Total intangible assets	$612.4	$(241.6)	$370.8

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2021
Purchased licenses and technologies	$616.6	$(212.5)	$404.1
Total intangible assets	$616.6	$(212.5)	$404.1
The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Amortization of intangible assets	$10.2	$11.6	$30.5	$40.6
7.ACCRUED LIABILITIES

(in millions)	September 30, 2022	December 31, 2021
Employee compensation and benefits	$42.6	$52.8
Legal charges pending settlement	—	62.0
Accrued taxes payable	3.8	4.0
Refunds payable and reserves	11.0	9.8
Short-term contingent consideration	2.7	3.2
Accrued royalties	4.7	5.4
Other accrued liabilities	20.5	19.3
Total accrued liabilities	$85.3	$156.5

8.LONG-TERM DEBT
On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) as borrower, with the lenders from time to time party thereto. On July 31, 2018, the Company entered into Amendment No. 1 to the Facility, which effected an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 (the "Maturity Date") and the maximum aggregate principal commitment was increased from $300.0 million to $350.0 million. On May 1, 2020, the Company entered into Amendment No. 2 to the Facility, which waived the Company’s compliance with certain covenants and modified the interest rate and other terms during the modification period from March 31, 2020 through June 30, 2021 (as modified, the “Modification Period”). This included a modification to the Facility's compliance with the leverage covenant and the interest coverage ratio covenant, which were waived through March 31, 2021, as well as revision to certain negative covenants of the Facility during the Modification Period. On February 22, 2021, the Company entered into Amendment No. 3 to the Facility, which waived compliance with the leverage ratio and the interest coverage ratio covenants through the quarter ended March 31, 2022 and also lowered the minimum liquidity covenant, which was added by Amendment No. 2, to $150.0 million, and made it applicable through such quarter. Amendment No. 3 also restricted the Company from borrowing under the Facility if unrestricted cash, cash equivalents and marketable investment securities exceed $150.0 million, unless such borrowings are in connection with permitted acquisitions, decreased the maximum aggregate principal commitment from $350.0 million to $300.0 million, with a further reduction in the maximum aggregate principal commitment from $300.0 million to $250.0 million by September 30, 2021, extended the Modification Period for an additional year through June 30, 2022, and revised certain negative covenants in connection with the extension. The amendments were accounted for as modifications pursuant to guidance in ASC 470-50, Debt. On July 26, 2022, the Company entered into Amendment No. 4 to the Facility (the "Amended Facility"), which extended the Modification Period through the Maturity Date, decreased the maximum aggregate principal commitment from $250.0 million to $200.0 million, with a further reduction to $150.0 million by December 31, 2022, waived compliance with the leverage ratio and interest coverage ratio covenants through the Maturity Date, and provided for monthly reporting of the Company's liquidity if the total revolving credit exposure is greater than $0, without giving effect to the dollar amount of any letter of credit exposure not in excess of $5.0 million.
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
During the year ended December 31, 2021, the Company made principal repayments totaling $226.4 million to pay off the remaining outstanding balances on the Amended Facility. As a result, the Company had no outstanding balances under the Amended Facility as of September 30, 2022 and December 31, 2021.

9.OTHER LONG-TERM LIABILITIES

(in millions)	September 30, 2022	December 31, 2021
Contingent consideration	$4.5	$5.4
Other	0.1	0.2
Total other long-term liabilities	$4.6	$5.6
The Company's balance of other long-term liabilities at September 30, 2022 and December 31, 2021 consisted primarily of the long-term portion of contingent consideration related to the acquisition of Sividon Diagnostics.

10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at September 30, 2022.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 80.9 million shares of common stock issued and outstanding at September 30, 2022.
Common stock issued and outstanding

	Nine months ended September 30,
(in millions)	2022	2021
Beginning common stock issued and outstanding	80.0	75.4
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	0.9	4.3
Common stock issued and outstanding at end of period	80.9	79.7
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Denominator:
Weighted-average shares outstanding used to compute basic EPS	80.7	78.8	80.4	77.3
Effect of dilutive shares	—	2.7	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	80.7	81.5	80.4	77.3
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Anti-dilutive options and RSUs excluded from EPS computation	4.5	0.1	4.5	4.9
Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 million of the Company’s outstanding common stock. The Company may repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company's management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of September 30, 2022, the Company has $110.7 million remaining under its current share repurchase authorization. No shares were repurchased during the nine months ended September 30, 2022 or 2021.

11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee of the Board of Directors, to make grants of restricted and unrestricted stock awards to employees, consultants, and directors. Stockholders have approved amendments to the 2017 Plan increasing the shares available to grant. As of September 30, 2022, the Company has 2.0 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan. To the extent that awards outstanding under the Company's prior equity plans expire or are cancelled without delivery of shares of common stock, they also will be available for issuance pursuant to the 2017 Plan.
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
The performance and market conditions associated with PSU awards granted during the nine months ended September 30, 2022 include vesting that is based on revenue growth targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the PSUs is January 1, 2022 through December 31, 2024. The Company estimates the likelihood of achievement of performance conditions at the end of each period. The portion of the awards pertaining to relative total stockholder return represent market based awards and, accordingly, the estimated fair value of such awards are recognized over the performance period. We have also assessed that as of September 30, 2022 the performance conditions for the remaining two performance targets (revenue growth and adjusted earnings per share) are considered probable of being achieved and, accordingly, these portions of the awards are also being expensed over the performance period.
Stock Options
A summary of the stock option activity under the Company’s equity plans and inducement awards for the nine months ended September 30, 2022 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	1.4	$20.36
Less:
Options exercised	—	$26.22
Options canceled or expired	(0.6)	$26.85
Options outstanding at September 30, 2022	0.8	$15.62
Options exercisable at September 30, 2022	0.5	$16.99
As of September 30, 2022, there was $1.4 million of total unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.2 years. There were no options granted during the nine months ended September 30, 2022.

Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plans and inducement awards, including PSU awards, for the nine months ended September 30, 2022 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2021	3.1	$24.96
RSUs granted	1.9	$26.09
Less:
RSUs vested	(1.0)	$27.27
RSUs canceled	(0.3)	$26.57
RSUs outstanding at September 30, 2022	3.7	$24.75
As of September 30, 2022, there was $70.8 million of total unrecognized stock-based compensation expense related to RSUs that will be recognized over a weighted-average period of 2.4 years.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was approved by stockholders in 2012, under which 2.0 million shares of common stock were originally authorized.  On September 23, 2021, the Board of Directors of the Company approved an Amended and Restated 2012 Employee Stock Purchase Plan (the "Amended and Restated Purchase Plan"), which authorized an additional 2.0 million shares of common stock and extended the term of the plan to November 30, 2032, subject in each case to obtaining stockholder approval. The Company's stockholders subsequently approved the Amended and Restated Purchase Plan on June 2, 2022. The Amended and Restated Purchase Plan also expanded the definition of "offering period" to provide that the Board of Directors may determine the period in accordance with the terms of the plan, and capped the number of shares that may be purchased by any participant during an offering period at 5,000 shares. Shares are issued under the Amended and Restated Purchase Plan twice yearly at the end of each offering period. As of September 30, 2022, 1.8 million shares of common stock were available for issuance under the Amended and Restated Purchase Plan.
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Cost of molecular diagnostic testing	$0.5	$0.4	$1.3	$1.1
Cost of pharmaceutical and clinical services	—	—	—	0.1
Research and development expense	1.0	0.8	4.4	3.3
Selling, general, and administrative expense	7.9	8.8	24.2	23.4
Total stock-based compensation expense	$9.4	$10.0	$29.9	$27.9
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

Income tax benefit for the three months ended September 30, 2022 was $9.1 million, or approximately 20.6% of pre-tax loss compared to an income tax expense of $15.2 million, or approximately 38.2% of pre-tax loss, for the three months ended September 30, 2021. Income tax benefit for the nine months ended September 30, 2022 was $18.8 million, or approximately 21.2% of pre-tax loss compared to an income tax expense of $6.0 million, or approximately (44.1)% of pre-tax loss, for the nine months ended September 30, 2021.  For the three and nine months ended September 30, 2022, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, stock compensation, uncertain tax positions and asset impairments. For the three and nine months ended September 30, 2021, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, stock compensation, carrying back net operating losses, asset impairments, release of a valuation allowance, and differences between the book and tax basis of assets divested. In connection with the sale of Crescendo Biosciences, the Company recognized a change in the valuation allowance related to the change of the corresponding tax attributes, with no impact on the Company's income tax expense in the quarter ended September 30, 2022.
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
As of September 30, 2022, the Company has not recorded any accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

Securities Class Action
On September 27, 2019, a class action complaint was filed in the United States District Court for the District of Utah against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Chief Financial Officer, R. Bryan Riggsbee (the “Defendants”). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company's former Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding the Company's business, operations, and acquisitions. The lead plaintiff seeks the payment of damages allegedly sustained by it and the purported class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees. On March 16, 2021, the United States District Court for the District of Utah denied the Company's motion to dismiss. On December 1, 2021, the United States District Court for the District of Utah granted plaintiff's motion for class certification. The parties currently are engaged in discovery.
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
Other Legal Matters
On December 21, 2020, Ravgen, Inc. filed a lawsuit against the Company and its wholly owned subsidiary, Myriad Women's Health, Inc., in the United States District Court for the District of Delaware, alleging infringement of two Ravgen-owned patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, injunctive relief, and recovery of attorney's fees and costs. Various third parties have filed challenges to the validity of the asserted patents with the United States Patent and Trademark Office, which challenges have been instituted for review. On March 14, 2022, the case was stayed pending the outcome of the first of these validity challenges.

On February 3, 2022, a purported class action lawsuit was filed against the Company in the United States District Court in the Northern District of California by Ashley Carroll. Plaintiff alleges, among other things, that the Company made false statements about the accuracy of its Prequel prenatal screening test. The complaint seeks unspecified monetary damages and injunctive relief. On April 1, 2022, the Company filed a motion to dismiss the lawsuit. On May 2, 2022, the plaintiff amended her complaint. On June 2, 2022, the Company filed a motion to dismiss the amended complaint. On July 26, 2022, the United States District Court in the Northern District of California granted and denied in part the Company's motion to dismiss the amended complaint. As part of the court's order, plaintiff was granted leave to file a second amended complaint. The plaintiff filed a second amended complaint on August 16, 2022. On September 6, 2022, the Company filed a motion to dismiss the second amended complaint.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
14.SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,
(in millions)	2022	2021
Cash paid during the period for income taxes	$1.6	$2.4
Cash paid for interest	—	2.1
Cash received for income tax receivables	—	89.9
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$46.1	$40.5
Operating lease liabilities	46.1	46.8
Tenant improvement allowance not yet received	17.8	—
Purchases of property, plant and equipment in accounts payable and accrued liabilities	4.3	—
15.LEASES
The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from one to fifteen years. During the nine months ended September 30, 2022, in an effort to reduce its real estate footprint, the Company ceased the use of one of its leased Salt Lake City facilities. As a result, the Company recorded an impairment charge on right-of-use assets of $8.6 million and an impairment charge of $2.1 million on the related leasehold improvements. The total $10.7 million impairment is included in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statement of Operations.
In the first quarter of 2022, the Company entered into a non-cancelable operating lease for approximately 230,000 square feet in west Salt Lake City, Utah. The lease has a term of 15 years, which, along with rent payments, are expected to commence in the third quarter of 2023. The Company will take possession of the leased facility in phases, which began in the three months ended June 30, 2022. As a result, the Company has recognized the related lease balances for the phase, or portion, of the leased facility that the Company has taken possession of, and will recognize the additional phases of the leased facility as possession occurs. As of September 30, 2022, the Company has recognized an approximately $13.9 million right-of-use asset and corresponding lease liability, net of tenant improvement allowance not yet received. Total future rent payments under the lease are approximately $77.8 million.
During the three months ended September 30, 2022, the Company took possession of a lease for approximately 63,000 square feet in South San Francisco, California with a term of 10 years, which, along with rent payments, are expected to commence in the third quarter of 2023. As a result, the Company recognized the related right-of-use asset and lease liability, net of tenant improvement allowance not yet received, of $30.7 million in the Condensed Consolidated Balance Sheet as of September 30, 2022. Total future rent payments under the lease are approximately $58.8 million.

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
On May 1, 2021, the Company entered into a definitive agreement to sell select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit (the "Autoimmune Business Transaction") to Laboratory Corporation of America Holdings for total cash consideration of $150.0 million. The Autoimmune Business Transaction closed on September 13, 2021. The transaction was accounted for as a sale of a business and the Company recognized a loss of $0.6 million in the quarter ended September 30, 2021, in Other income on the Company's Condensed Consolidated Statements of Operations related to the sale. Prior to the sale, Myriad Autoimmune operations were included in the Company’s diagnostics reporting segment.
On May 21, 2021, the Company entered into a definitive agreement to sell Myriad RBM, Inc., a wholly owned subsidiary of the Company, to IQVIA RDS, Inc. for cash consideration of $197.0 million. This transaction closed on July 1, 2021. The transaction was accounted for as a sale of a business and the Company recognized a gain of $121.0 million in the quarter ended September 30, 2021, in Other income on the Company's Condensed Consolidated Statements of Operations related to the sale. Prior to the sale, Myriad RBM, Inc. operations were included in the Company’s other reporting segment.
Inventory
In connection with the divestiture transactions, the Company recognized losses of $5.2 million and $6.5 million for a non-cancelable inventory purchase commitment and inventory, respectively, during the nine months ended September 30, 2021, as the Company would no longer have use for the goods. Both of these losses are included in Other income (expense) in the Company's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.
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
17.SUBSEQUENT EVENTS

On November 1, 2022, the Company acquired Gateway Genomics, LLC ("Gateway"), a personal genomics company and developer of consumer genetic tests that gives families insight into their future children, for an upfront cash purchase price of $67.5 million, subject to customary adjustments, and up to $32.5 million in contingent cash consideration upon the achievement of certain performance-based targets. The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated November 1, 2022, among the Company, Genos Merger Sub LLC, a wholly owned subsidiary of the Company ("Merger Sub"), Gateway, the equity holders of Gateway, and Shareholder Representative Services LLC, in its capacity as the equity holders' representative, whereby Merger Sub merged with and into Gateway, with Gateway surviving the merger as the surviving company and a wholly owned subsidiary of Myriad.

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
•risks related to current and future investigations, claims or lawsuits, including product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 25, 2022.
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
Business Updates
During the quarter ended September 30, 2022, we continued to take meaningful steps to expand access to our products and execute upon our transformation plan. We also made the following recent announcements:
•On November 1, 2022, we announced the acquisition of Gateway Genomics, LLC, a personal genomics company and developer of consumer genetic tests that gives families insight into their future children.
•On October 31, 2022, we announced the election of Paul Bisaro to the Company's Board of Directors, effectively immediately.
•On July 12, 2022, we announced that the Journal of the American Medical Association published study results that concluded Major Depressive Disorder remission rates were significantly improved when clinicians had access to GeneSight® Psychotropic test results from Myriad Genetics, Inc.
•On August 16, 2022, we announced two partnerships with the Institut für Hämopathologie Hamburg (HPH) in Hamburg, Germany and the Centre Georges-Francois LeClerc (CGFL) in Dijon, France to expand access to MyChoice® CDx Plus testing.

•On August 25, 2022, we announced expanded coverage in Japan for the use of Myriad's BRACAnalysis® Diagnostic System as a companion diagnostic to identify patients with germline BRCA-mutated (gBRCAm) and HER2-negative high-risk recurrent breast cancer who may benefit from Lynparza®(olaparib).
•On August 31, 2022, we announced that Clinical Cancer Research, a journal of the American Association for Cancer Research, published a study that shows the EndoPredict® breast cancer prognostic test significantly predicted distant recurrence in premenopausal women with ER+, HER2- early-stage breast cancer. This newly published study represented the first clinical validation of EndoPredict in a solely premenopausal population.
•Molecular Diagnostic Services Program (MolDX®) assigned the MyRisk® hereditary cancer test Current Procedural Terminology (CPT) code 81479. The Centers for Medicare & Medicaid Services (CMS) preliminarily determined to crosswalk GeneSight to Proprietary Laboratory Analyses (PLA) code 0175U.
Results of Operations for the Three Months Ended September 30, 2022 and 2021
The results of operations for the three months ended September 30, 2022 and 2021 are discussed below.
Revenue

	Three months ended September 30,		Change	% of total revenue
(in millions)	2022	2021	2022	2022	2021
Molecular diagnostic revenues:
Hereditary Cancer	$70.5	$79.4	$(8.9)	45%	47%
Tumor Profiling	30.8	32.9	(2.1)	20%	20%
Prenatal	22.1	23.6	(1.5)	14%	14%
Pharmacogenomics	33.0	24.1	8.9	21%	14%
Autoimmune	—	7.3	(7.3)	—%	4%
Total molecular diagnostic revenue	156.4	167.3	(10.9)
Total revenue	$156.4	$167.3	$(10.9)	100%	100%
Molecular diagnostic revenues decreased $10.9 million for the three months ended September 30, 2022 compared to the same period in the prior year. Hereditary Cancer revenues decreased $8.9 million compared to the same period in the prior year due to a 15% decrease in average reimbursement per test, driven by change in the estimated reimbursement per test, changes in foreign exchange rates, and a change in customer mix. Autoimmune revenues decreased $7.3 million due to the sale of the Myriad Autoimmune business on September 13, 2021. Tumor profiling revenues decreased $2.1 million compared to the same period in the prior year due primarily to one-time milestone revenue earned in the three months ended September 30, 2021. Prenatal revenues decreased $1.5 million compared to the same period in the prior year due primarily to a decrease in the estimated reimbursement per test. Revenues from Pharmacogenomics increased $8.9 million compared to the same period in the prior year due primarily to a 34% increase in volume.
Cost of Sales

	Three months ended September 30,
(in millions)	2022	2021	Change
Cost of molecular diagnostic testing	$50.4	$47.8	$2.6
Cost of molecular diagnostic testing as a % of revenue	32.2%	28.6%
The cost of molecular diagnostic testing as a percentage of revenue increased from 28.6% to 32.2% during the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily driven by the shift in the product mix for the current period and an increase in compensation costs due to higher headcount.

Research and Development Expense

	Three months ended September 30,
(in millions)	2022	2021	Change
R&D expense	$20.5	$18.8	$1.7
R&D expense as a % of total revenue	13.1%	11.2%
Research and development expense for the three months ended September 30, 2022 increased compared to the same period in the prior year primarily due to an increase in headcount.
Selling, General and Administrative Expense

	Three months ended September 30,
(in millions)	2022	2021	Change
Selling, general and administrative expense	$130.5	$180.6	$(50.1)
Selling, general and administrative expense as a % of total revenue	83.4%	107.9%
Selling, general and administrative expense decreased for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to a $51.2 million decrease in general legal expenses, due primarily to a $48.0 million legal accrual related to the Crescendo Bioscience, LLC qui tam lawsuit in the prior period, a $4.2 million decrease in bonus expense, and a $2.6 million decrease in costs incurred in the current period as part of the Company's strategic transformation initiatives, partially offset by a $3.0 million increase in sales and marketing expenses due to more in-person sales and marketing events and travel-related expenses in the current period. In addition, consulting expenses, computer and hardware expenses, and general compensation expenses increased in the current period.
Other Income (Expense), Net

	Three months ended September 30,
(in millions)	2022	2021	Change
Other income (expense), net	$0.8	$119.7	$(118.9)
Other income (expense), net decreased for the three months ended September 30, 2022 compared to the same period in the prior year due primarily to the $121.0 million net gain recognized on the sale of Myriad RBM, Inc. in the prior period, partially offset by the $0.6 million net loss recognized on the sale of Myriad Autoimmune assets in the prior period. There were no similar items in the current period.
Income Tax Expense (Benefit)

	Three months ended September 30,
(in millions)	2022	2021	Change
Income tax expense (benefit)	$(9.1)	$15.2	$(24.3)
Effective tax rate	20.6%	38.2%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 4.2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax benefit for the three months ended September 30, 2022 was $9.1 million, and our effective tax rate was 20.6%.  For the three months ended September 30, 2022, our effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, uncertain tax positions, and stock compensation. For the three months ended September 30, 2021, our effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, the tax impact of the CARES Act, differences between the book and tax basis of assets divested, and stock compensation.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The results of operations for the nine months ended September 30, 2022 and 2021 are discussed below.

Revenue

	Nine months ended September 30,		Change	% of Total Revenue
(in millions)	2022	2021	2022	2022	2021
Molecular diagnostic revenues:
Hereditary Cancer	$220.6	$241.5	$(20.9)	44%	46%
Tumor Profiling	96.9	94.4	2.5	19%	18%
Prenatal	87.3	76.7	10.6	17%	14%
Pharmacogenomics	95.5	64.3	31.2	19%	12%
Autoimmune	0.3	28.2	(27.9)	—%	5%
Other	—	0.5	(0.5)	—%	—%
Total molecular diagnostic revenue	500.6	505.6	(5.0)
Pharmaceutical and clinical service revenue	—	24.2	(24.2)	—%	5%
Total revenue	$500.6	$529.8	$(29.2)	100%	100%
Molecular diagnostic revenue for the nine months ended September 30, 2022 decreased $5.0 million compared to the same period in the prior year. Autoimmune revenues decreased $27.9 million due to the sale of the Myriad Autoimmune business on September 13, 2021. Hereditary Cancer revenues decreased $20.9 million compared to the same period in the prior year due primarily to a 4% decrease in volume and a 5% decrease in average reimbursement per test driven by changes in foreign exchange rates. These decreases in revenue were partially offset by increases across other products. Revenue from Pharmacogenomics increased $31.2 million compared to the same period in the prior year due primarily to a 40% increase in volume. Prenatal revenues increased $10.6 million compared to the same period in the prior year due primarily to a 15% increase in the average reimbursement per test. Tumor Profiling revenues increased $2.5 million compared to the same period in the prior year due to a 3% increase in volume and a shift in product mix, partially offset by a decrease in international revenue due to changes in foreign exchange rates and a one-time milestone revenue earned in the prior period.
Pharmaceutical and clinical service revenues were $24.2 million in the prior period. As a result of the sale of Myriad RBM, Inc. on July 1, 2021, there were no Pharmaceutical and clinical services revenues during the current period.
Cost of Sales

	Nine months ended September 30,
(in millions)	2022	2021	Change
Cost of molecular diagnostic testing	$148.1	$139.9	$8.2
Cost of molecular diagnostic testing as a % of revenue	29.6%	27.7%
Cost of pharmaceutical and clinical services	$—	$11.9	$(11.9)
Cost of pharmaceutical and clinical services as a % of revenue	—%	49.2%
The cost of molecular diagnostic testing as a percentage of revenue increased from 27.7% to 29.6% during the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily driven by the shift in the product mix for the current period and an increase in compensation costs due to an increase in the number of employees.
The cost of pharmaceutical and clinical services as a percentage of revenue was 49.2% for the nine months ended September 30, 2021. The sale of Myriad RBM, Inc. was completed on July 1, 2021, and as a result there were no corresponding costs during the current period.

Research and Development Expense

	Nine months ended September 30,
(in millions)	2022	2021	Change
R&D expense	$62.0	$61.4	$0.6
R&D expense as a % of total revenue	12.4%	11.6%

Research and development expense for the nine months ended September 30, 2022 increased compared to the same period in the prior year primarily due to an increase in compensation expense and computer hardware and software costs in the current period, partially offset by a decrease in clinical costs and costs incurred in the current period related to the Company’s strategic transformation initiatives as compared to the same period in the prior year.
Selling, General and Administrative Expense

	Nine months ended September 30,
(in millions)	2022	2021	Change
Selling, general and administrative expense	$368.2	$462.2	$(94.0)
Selling, general and administrative expense as a % of total revenue	73.6%	87.2%
Selling, general and administrative expense decreased for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to a $71.6 million decrease in legal expenses, which is primarily driven by a $48.0 million legal accrual related to the Crescendo Bioscience, LLC qui tam lawsuit in the prior period, a $14.0 million legal accrual related to the Abelli settlement in the prior period, and the receipt of $11.4 million from insurers to offset the previously accrued Abelli settlement and other legal expenses in the current period, a $16.8 million decrease in costs incurred in the current period as part of the Company's strategic transformation initiative, which is largely due to a decrease in retention and severance costs in the current period, a $15.3 million decrease in compensation-related expenses due primarily to a decrease in bonus and commission expenses, a $10.1 million decrease in amortization expense due to intangible assets sold in the divestitures in the prior year, partially offset by an $11.4 million increase in sales and marketing expenses due to more in-person sales and marketing events and travel-related expenses in the current period, a $3.6 million increase in consulting expenses, and a $2.5 million increase in computer and hardware expenses.
Goodwill and long-lived asset impairment charges

	Nine months ended September 30,
(in millions)	2022	2021	Change
Goodwill and long-lived asset impairment charges	$10.7	$1.8	$8.9
Goodwill and long-lived asset impairment charges as a % of total revenue	2.1%	0.3%
Goodwill and long-lived asset impairment charges increased for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to the Company recognizing an $8.6 million impairment to right-of-use assets and a $2.1 million impairment to the related leasehold improvements in the current period as a result of its decision to no longer use one of its facilities in order to consolidate space. During the prior period, the Company recognized a $1.8 million impairment to right-of-use assets as a result of the voluntary early termination of certain lease agreements to consolidate space.

Other Income (Expense), Net

	Nine months ended September 30,
(in millions)	2022	2021	Change
Other income (expense), net	$(0.1)	$133.8	$(133.9)
Other income (expense), net decreased for the nine months ended September 30, 2022 compared to the same period in the prior year due primarily to the $121.0 million net gain recognized on the sale of Myriad RBM, Inc. and the $31.2 million net gain recognized on the sale of the Myriad myPath, LLC laboratory in the prior period, partially offset by charges in the prior period, including losses of $5.2 million and $6.5 million for a non-cancelable purchase commitment and inventory, respectively, recognized in connection with the divestiture transactions, as well as a $1.5 million decrease in interest expense in the current period. The interest expense in the prior period is related to the debt outstanding at that time with no corresponding debt outstanding in the current period, as the debt was repaid in full on July 30, 2021.
Income Tax Benefit

	Nine months ended September 30,
(in millions)	2022	2021	Change
Income tax benefit	$(18.8)	$6.0	$(24.8)
Effective tax rate	21.2%	(44.1)%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 4.2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the nine months ended September 30, 2022 was $18.8 million, and our effective tax rate was 21.2%.  For the nine months ended September 30, 2022, our effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, uncertain tax positions, stock compensation and asset impairments. For the nine months ended September 30, 2021, our effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, differences between the book and tax basis of assets divested, the tax impact of the CARES Act, stock compensation, and release of a valuation allowance.

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
All previously outstanding borrowings under our Amended Facility, which matures on July 31, 2023, were repaid on July 30, 2021 using cash generated from divestitures and as such, we have no outstanding borrowings as of September 30, 2022. Our available capital resources, however, may be consumed more rapidly than currently expected, or may be insufficient, and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all, and the current rising interest rate environment could make any potential financing more difficult or expensive to obtain. In addition, we have a decreased borrowing limit and are subject to financial covenants under our Amended Facility, which could limit our ability to incur additional indebtedness or impact our decision to pursue other financing. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations, and potentially delay development of our diagnostic tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
The Amended Facility restricts our ability to make future borrowings if unrestricted cash, cash equivalents and marketable securities exceed $150.0 million, unless such borrowings are used in connection with certain permitted acquisitions. Unrestricted cash, cash equivalents and marketable securities totaled $259.2 million as of September 30, 2022. Our revolving commitment amount is $200.0 million as of July 26, 2022, with a further reduction to $150.0 million by December 31, 2022. As our total unrestricted cash, cash equivalents, and marketable securities exceeded $150.0 million as of September 30, 2022, we are unable to make future borrowings unless related to a permitted acquisition. In addition, we are subject to a minimum liquidity covenant, which requires us to maintain liquidity—defined as the sum of our unrestricted cash, cash equivalents and marketable investment securities plus the aggregate undrawn and available amount of the revolving commitments—of $150.0 million.
From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods. In February 2022, we entered into a non-cancelable operating lease for approximately 230,000 square feet in west Salt Lake City, Utah. The lease has a term of 15 years, which, along with rent payments, is expected to commence in the third quarter of 2023. Total future rent payments under the lease is approximately $77.8 million. In December 2021, we entered into a non-cancelable operating lease for approximately 63,000 square feet in South San Francisco, California, which, along with rent payments, is expected to commence in the third quarter of 2023. Total future rent payments under the lease are approximately $58.8 million. In addition, in April 2022, we paid $48.0 million for the settlement of the qui tam lawsuit against Crescendo Bioscience, LLC and the Company.
Due to the continually evolving global situation from the COVID-19 pandemic, it is not possible to predict whether ongoing consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future. Because of the technical nature of our business and our focus on science, research and development, we are highly dependent upon our ability to attract and retain highly qualified and experienced management, scientific, and technical personnel. Competition and compensation for such personnel and other qualified personnel have increased the difficulty and cost of hiring and retaining qualified personnel. Loss of the services of or failure to recruit additional key management, scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our business, and it may have a material adverse effect on our business as a whole. Additionally, disruptions to our supply chain could cause shortages of critical materials required to conduct our business, which may have a material adverse effect on our business as a whole. In addition, inflation has had, and we expect it will continue to have, an impact on the costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies.

The following table represents the balances of cash, cash equivalents and marketable investment securities:

(in millions)	September 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$110.7	$258.4	$(147.7)
Marketable investment securities	82.5	81.4	1.1
Long-term marketable investment securities	66.0	59.0	7.0
Cash, cash equivalents and marketable investment securities	$259.2	$398.8	$(139.6)
The decrease in cash, cash equivalents, and marketable investment securities was primarily driven by $98.6 million in cash used by operations, $30.7 million used for capital expenditures, and $5.2 million used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock.
The following table represents the Condensed Consolidated Cash Flow Statement:

	Nine Months Ended September 30,
(in millions)	2022	2021	Change
Cash flows provided by (used in) operating activities	$(98.6)	$28.1	$(126.7)
Cash flows provided by (used in) investing activities	(41.9)	300.3	(342.2)
Cash flows used in financing activities	(5.9)	(149.5)	143.6
Effect of foreign exchange rates on cash and cash equivalents	(1.3)	(0.7)	(0.6)
Net increase (decrease) in cash and cash equivalents	(147.7)	178.2	(325.9)
Cash and cash equivalents at the beginning of the period	258.4	117.0	141.4
Cash and cash equivalents at the end of the period	$110.7	$295.2	$(184.5)
Cash Flows from Operating Activities
The decrease in cash flows from operating activities for the nine months ended September 30, 2022, compared to the same period in the prior year, was primarily due to the change in the balance of prepaid taxes due to the receipt of an $89.6 million U.S. federal tax refund in the prior period and an $83.4 million decrease in accrued liabilities for the current period, which was primarily driven by legal settlement payments of $62.0 million.
Cash Flows from Investing Activities
The decrease in cash flows from investing activities for the nine months ended September 30, 2022, compared to the same period in the prior year, was primarily due to the $379.1 million cash proceeds from divestitures in the prior period, with no corresponding proceeds in the current period, partially offset by a $50.8 million increase in proceeds from marketable investment securities in the current period.
Cash Flows from Financing Activities
The decrease in cash flows used in financing activities for the nine months ended September 30, 2022, compared to the same period in the prior year, was primarily due to the use of $226.4 million in cash for repayments of the Amended Facility during the nine months ended September 30, 2021, partially offset by a decrease of $86.6 million in proceeds from the exercise of stock options, net of shares exchanged for payroll withholding tax, compared to the same period in the prior year.
Effects of Inflation
Inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies. Inflationary costs have impacted our profitability and continue to adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

Critical Accounting Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K. No significant changes to our accounting policies took place during the nine months ended September 30, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We have exposure to various foreign currency exchange rate fluctuations with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 10% of our revenues are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenues. Although we also have certain operations denominated in euros, Swiss francs, and Great British pounds, among other currencies, those operations are subject to less overall market risk due to the revenue and expenses being denominated in the same currency.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our Disclosure Controls are not effective.
Management concluded that, as of December 31, 2021, a material weakness in internal control over financial reporting exists related to general information technology controls for information systems that are relevant to the preparation of the financial statements. Specifically, the material weakness resulted from the aggregation of control deficiencies related to systems supporting the Company's internal control processes. This material weakness has not been remediated as of September 30, 2022. Our IT-dependent business process controls were also deemed ineffective because they could have been adversely impacted. While the aggregation of these deficiencies did not result in any misstatement of the consolidated financial statements, the material weakness could have resulted in a misstatement impacting account balances or disclosures that would have resulted in a material misstatement to the consolidated financial statements that would not have been prevented or detected on a timely basis.
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

•We have implemented and continue to implement improved IT policies, procedures and control activities for key systems which impact our financial reporting.

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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 13, "Commitments and Contingencies - Legal Proceedings" in Notes to Condensed Consolidated Financial Statements, which are included herein.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, other than the updates to the risk factor set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the United States dollar, such as the Euro, the Swiss franc, the British pound, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect the results of our operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses. During the three and nine months ended September 30, 2022, our revenues were negatively impacted by approximately $3.3 million and approximately $7.1 million, respectively, due to foreign currency fluctuations. We may not be able to offset adverse foreign currency impact with increased revenues. We do not currently utilize hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of September 30, 2022. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.
No stock repurchases were made under our stock repurchase program during the nine months ended September 30, 2022.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.

On October 31, 2022, our Board of Directors (the “Board”) approved an increase in the size of the Board from eight to nine members and appointed Paul M. Bisaro to fill the newly created vacancy, effective immediately, to serve as a Class III Director with a term expiring at our 2023 Annual Meeting of Stockholders. The Board has determined that Mr. Bisaro meets the independence requirements of the Nasdaq Stock Market Rules. The Board appointed Mr. Bisaro to serve on the Research and Product Innovation Committee of the Board and the Nominating, Environmental, Social and Governance Committee of the Board, in each case effective immediately.

Mr. Bisaro will be compensated for his service as director on the same basis as our other non-employee directors, as more fully described in our non-employee director compensation policy (the “Non-Employee Director Compensation Policy”), a copy of which is included as Exhibit 10.2 hereto and incorporated by reference herein, as well as the “Director Compensation” section of our definitive proxy statement for the 2022 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 14, 2022. Pursuant to the Non-Employee Director Compensation Policy, in connection with his appointment to the Board, Mr. Bisaro was granted a restricted stock unit award for our shares of common stock having an aggregate value of $350,000. The foregoing grant will vest one year following the grant date. Mr. Bisaro also entered into our standard indemnification agreement for directors.

There are no arrangements or understandings between Mr. Bisaro and any other person pursuant to which he was selected to serve on the Board, and Mr. Bisaro is not party to any related party transactions required to be reported pursuant to Item 404(a) of Regulation S-K.
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

10.2+	Non-Employee Director Compensation Policy+

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.
(+) Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 2, 2022	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: November 2, 2022	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal financial officer)

Date: November 2, 2022	By:	/s/ Natalie Munk
Natalie Munk
Chief Accounting Officer
(Principal accounting officer)