Form 10-K
period 2022-12-31
MYRIAD GENETICS INC
filed 2023-03-01
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2022 was $1,465,095,487.
As of February 23, 2023 the registrant had 81,223,713 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement, to be filed no later than 120 days following December 31, 2022, for the Annual Meeting of Stockholders expected to be held on June 1, 2023.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” “continue,” “likely,” “will,” “strategy” and “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of known and unknown risks and uncertainties that could cause actual results, conditions, and events to differ materially and adversely from those anticipated. These risks include, but are not limited to:

•the risk that sales and profit margins of our existing tests may decline or that we may not be able to operate our business on a profitable basis;
•risks related to our ability to achieve certain revenue growth targets and generate sufficient revenue from our existing product portfolio or in launching and commercializing new tests to be profitable;
•risks related to changes in governmental or private insurers’ coverage and reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests;
•risks related to increased competition and the development of new competing tests;
•continued uncertainties associated with COVID-19, including its possible effects on our operations and the demand for our products;
•the risk that we may be unable to develop or achieve commercial success for additional tests in a timely manner, or at all;
•the risk that we may not successfully develop new markets or channels for our tests, including our ability to successfully generate substantial revenue outside the United States;
•the risk that licenses to the technology underlying our tests and any future tests are terminated or cannot be maintained on satisfactory terms;
•risks related to delays or other problems with constructing and operating our laboratory testing facilities;
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
•the risk that we are not able to secure additional financing to fund our business, if needed, in a timely manner or on favorable terms, if it all;
•risks related to our projections about the potential market opportunity for our current and future products;
•the risk that we or our licensors may be unable to protect or that third parties will infringe the proprietary technologies underlying our tests;
•the risk of patent-infringement claims or challenges to the validity of our patents;
•risks related to changes in intellectual property laws covering our tests, or patents or enforcement, in the United States and foreign countries;
•risks related to security breaches, loss of data and other disruptions, including from cyberattacks;
•risks of new, changing and competitive technologies in the United States and internationally and that we may not be able to keep pace with the rapid technology changes in our industry, or properly leverage new technologies to achieve or sustain competitive advantages in our products;
•the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements;
•risks related to our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting;
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law. All forward-looking statements in this Annual Report on Form 10-K attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

“We,” “us,” “our,” “Myriad” and the “Company” as used in this Annual Report on Form 10‑K refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.

Myriad, the Myriad logo, BRACAnalysis, BRACAnalysis CDx, Colaris, ColarisAP, MyRisk, Myriad myRisk, MyRisk Hereditary Cancer, myChoice, Tumor BRACAnalysis CDx, MyChoice CDx, Prequel, Prequel with Amplify, Amplify, Foresight, Precise, FirstGene, SneakPeek, SneakPeek Early Gender DNA Test, Health.Illuminated., RiskScore, Prolaris, GeneSight, and EndoPredict are registered trademarks or trademarks of Myriad. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.

Market, Industry and Other Data
This Annual Report on Form 10-K may contain estimates, forecasts, projections and other information concerning our industry, our business and relevant markets, including data regarding the estimated size of relevant markets, patient populations, and the perceptions and preferences of patients and physicians regarding certain therapies, as well as data regarding market research and estimates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources that we believe to be reliable. In some cases, we may not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

PART I
Item 1.    BUSINESS
Overview and Mission
We are a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. We provide insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. We develop and offer tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where genetic insights can significantly improve patient care and lower health care costs.
Our Business Strategy
Personalized genetic data, digital, and virtual consumer trends are converging to change traditional models of care. We believe significant growth opportunities exist to help patient populations with pressing health care needs through innovative genetic and precision medicine solutions and services. Our focus is on organic growth, deployment of capital, including through opportunistic acquisitions, and the launch of new products. We are focusing our efforts in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Mental Health. We believe our path to organic growth is driven by articulating our clinical differentiation, advancing a new commercial model in our Oncology and Women's Health businesses to reach a broader set of physicians and patients, raising awareness with patients who we believe would benefit from testing, and innovation that improves clinical outcomes, ease of use, and access. By investing in tech-enabled commercial tools, new laboratory facilities, and advanced automation, we believe we will be able to reduce complexity and cost. With a foundation of financial, commercial, operational, and technological strength, we plan to launch new products and capabilities in 2023, such as our unified ordering portal, FirstGene, and, on a research use only basis, Precise minimal residual disease (MRD), which we expect will help accelerate our growth. We intend to develop and enhance our products to support growth, improve patient and provider experience, and reach more patients of all backgrounds. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability.
Testing
Our tests are designed to analyze genes and their expression levels to assess an individual’s risk for developing disease, determine a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression, or identify factors which could lead to serious conditions in pregnancy. We focus our efforts in the following three key areas where we have specialized products, capabilities, and expertise:
Oncology: Clarifying cancer treatment with genetic insights and companion diagnostic tests that are designed to work with corresponding drugs and treatments.
Women's Health: Providing genetic insights for women of all ancestries, assessing cancer risk, and offering prenatal testing solutions.
Mental Health: Providing genetic insights to help physicians understand how genetic alterations impact patient response to anti-depressants and other drugs.
The following tests are included in the key areas outlined above:

Oncology	Women's Health	Mental Health
MyRisk	MyRisk	GeneSight
BRACAnalysis CDx	Prequel
MyChoice CDx	Foresight
Prolaris	SneakPeek
EndoPredict
Precise Tumor

Descriptions of our tests are as follows:
MyRisk™ Hereditary Cancer Test: DNA sequencing test for assessing the risks for hereditary cancers. Our MyRisk test is designed to determine a patient’s hereditary cancer risk for breast, ovarian, colorectal, endometrial, melanoma, pancreatic, prostate, and gastric cancers. The test analyzes 48 separate genes to look for deleterious mutations that put a patient at a substantially higher risk than the general population for developing one or more of these cancers. All 48 genes in the panel are well documented in clinical literature for the role they play in hereditary cancer and have been shown to have actionable clinical interventions for the patient to facilitate earlier cancer detection, lower disease risk or reduce risk of cancer recurrence. The MyRisk Genetic Test Result and MyRisk Management Tool® summarize medical society guidelines for managing a patient with a genetic mutation in view of their personal and family history of cancer. MyRisk also includes RiskScore® for all ancestries. RiskScore incorporates the patient’s own clinical risk factors, family history, and unique genetic, ancestry-informed breast cancer risk markers and provides a personalized five-year and lifetime assessment of the risk of developing breast cancer—regardless of ancestry.
BRACAnalysis CDx® Germline Companion Diagnostic Test: DNA sequencing test to help determine the most beneficial therapy for patients with metastatic breast, ovarian, metastatic pancreatic, or metastatic prostate cancer with deleterious or suspected deleterious germline BRCA variants. Results of our BRACAnalysis CDx test are used as an aid to identify patients who are eligible for treatment with U.S. Food and Drug Administration (FDA) approved poly-ADP ribose polymerase (PARP) inhibitors. Currently, we are the only laboratory with an FDA-approved test for this indication and have received approvals from the FDA in ovarian cancer, metastatic breast cancer, pancreatic cancer, and advanced prostate cancer. The test is an in vitro diagnostic device intended for the qualitative detection and classification of variants in the protein coding regions and intron/exon boundaries of the BRCA1 and BRCA2 genes using genomic DNA obtained from whole blood specimens collected in ethylenediaminetetraacetic acid (EDTA).
MyChoice® CDx Companion Diagnostic Test: tumor test that determines homologous recombination deficiency (HRD) status in patients with ovarian cancer. This FDA-approved test helps provide information on the magnitude of benefit for PARP inhibitor therapy. HRD status is determined using two independent methods: BRCA1 and BRCA2 status that encompasses sequence variants and large rearrangements, and Genomic Instability Status (GIS) encompassing loss of heterozygosity, telomeric allelic imbalance, and large-scale state transitions across the entire genome. We believe that the combination of these methods is a more comprehensive way to measure HRD status, versus either one alone.
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
EndoPredict® Breast Cancer Prognostic Test: RNA expression test for assessing the aggressiveness of breast cancer. The EndoPredict test is a next-generation RNA expression test used to determine which women with breast cancer may benefit from chemotherapy. EndoPredict predicts the likelihood of metastases to help guide treatment decisions for chemotherapy and extended endocrine therapy. EndoPredict has been shown to accurately predict risk of distant recurrence in Her 2-, ER+, node negative, and node positive breast cancer patients with no confusing intermediate results in 13 published clinical studies with more than 2,200 patients and is Conformitè Europëenne (CE) marked, which signifies European certification for clinical use.
Precise™ Tumor Molecular Profile Test: a tumor profile test offered as part of Precise™ Oncology Solutions, a comprehensive solution for advanced precision oncology. Precise™ Oncology Solutions combines our leading germline hereditary cancer tests (MyRisk/BRACAnalysis CDx), our HRD companion diagnostic test (MyChoice CDx), and a comprehensive genetic tumor panel performed by Intermountain Precision Genomics, a service of Intermountain Healthcare. We believe Precise Oncology Solutions will help providers determine a clear, integrated, and personalized treatment plan for patients with cancer.
Prequel® Prenatal Screen: a non-invasive prenatal screening (NIPS) test conducted using maternal blood to screen for severe chromosomal disorders in a fetus. The Prequel test uses whole genome sequencing to assess for trisomies and monosomies in all 23 chromosomal pairs including the sex chromosomes, along with microdeletions associated with common genetic diseases. Prequel has a low test failure rate at less than 1 in 1,000 patients and has been validated in multiple clinical studies to be highly accurate. Prequel uses AMPLIFY™ technology that raises NIPS test performance most significantly for the types of patients who have traditionally had test failures on standard NIPS tests due to certain clinical factors. AMPLIFY is the only NIPS technology that substantially reduces low fetal fraction test failures in order to allow for equity in care across all patients, regardless of body mass index (BMI), race, or ethnicity.

Foresight® Carrier Screen: a prenatal test for future parents to assess their risk of passing on a recessive genetic condition to their offspring. The Foresight test screens for carrier status of up to 176 genes associated with serious and prevalent inherited conditions. The test has been shown to have a detection rate of 99% across all ethnicities. Studies have shown that with prior knowledge of recessive genetic conditions, 76% of patients took preventive actions such as in-vitro fertilization with pre-implantation genetic testing to reduce the risk of having an affected offspring.
SneakPeek® Early Gender DNA Test: a non-invasive blood test that predicts the gender of a fetus as early as six weeks. Innovative cell free DNA technology and precise algorithms in the SneakPeek test are used to screen for a single, Y chromosome marker in the material blood sample. If Y chromosome markers are found in the mother's blood, the baby is male. If no Y chromosome markers are detected, the baby is female. The SneakPeek test is able to determine fetal sex as early as six weeks of gestation with 99% accuracy.
GeneSight® Psychotropic Mental Health Medication Test: DNA genotyping test to aid psychotropic drug selection for patients suffering from depression, anxiety, attention-deficit/hyperactivity disorder (ADHD) and other mental health conditions. The GeneSight test provides healthcare professionals with information about which medications may require dose adjustments, may be less likely to work for a patient, or may have an increased risk of side effects based on a patient's genetic makeup. Genesight covers 64 medications commonly prescribed for depression, anxiety, ADHD, and other psychiatric conditions. Because genes influence the way a person’s body responds to specific medications, the medications may work differently for each person. Using DNA gathered with a simple cheek swab, the GeneSight test analyzes a patient’s genes and provides individualized information to help healthcare providers select medications that better match the patient’s genetic variations. Multiple clinical studies have shown that when clinicians used the GeneSight test to help guide treatment decisions in major depressive disorders, patients were more likely to respond to treatment compared to standard of care.
Sales and Marketing
We sell our tests primarily through our own sales force and marketing efforts in the United States, Japan, Germany, and France, and we service additional global accounts through indirect sales channels. Our U.S. sales force is comprised of approximately 500 individuals across our dedicated sales channels. We continue to optimize our sales and marketing channels through increased digital marketing, direct to patient marketing, enhanced virtual sales tools, and inside sales teams to drive efficiency in our sales model. For example, in 2022, we focused more on digital engagement and inside sales with our GeneSight test, which contributed to 36% year-over-year growth in product revenue. Our inside sales team focuses on a broader base of leads, freeing up the field sales team to target high potential clinical leads. We plan to integrate elements of this new sales and marketing model into our Women's Health channels and eventually into our other product lines, which we believe can be more cost effective in terms of customer acquisition costs. Additionally, our recent acquisition of Gateway Genomics, LLC (Gateway), which offers a home-test prenatal kit, may provide us with greater direct to consumer access and create opportunities to cross-sell our other Women's Health products. We believe we will be better able to execute on our strategies and fulfill our mission by engaging with providers and patients in new ways.
Research and Development
Our products stem from expert and innovative investigation into the biological underpinnings of serious human disease. We plan to continue to use our proprietary DNA sequencing and RNA expression technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover and validate important biomarkers. We embed these biomarkers along with relevant clinical information in complex, proprietary tests that are highly accurate and informative, and intended to help physicians better manage their patients’ health care. We believe that our technologies provide us with a significant competitive advantage and the potential for the continued development of numerous product opportunities. For the year ended December 31, 2022, the year ended December 31, 2021, the six-month transition period ended December 31, 2020, and the fiscal year ended June 30, 2020, we incurred research and development expense of $85.4 million, $81.9 million, $35.8 million and $77.2 million, respectively.

Industry and Competition
Healthcare is evolving to be more patient-centered and value-based. Patients, healthcare providers, payors and health systems are looking to apply the power of genetic insights, molecular diagnostics, and precision medicine to advance care, improve access, and lower cost. We believe key industry trends include:
•accelerating shifts in consumer engagement, early detection, home-based care models, the rise of low-cost sequencing, telemedicine, and virtual care;
•disruption in the way outpatient care is delivered as a result of the COVID-19 pandemic, coupled with broadened awareness of the vital role of diagnostic testing;
•expanding access to genetic insights, particularly among underserved populations with increased focus on health equity, reducing disparities in health care outcomes, and ensuring increased access for challenged communities;
•broader, more innovative use of large data sets and analytics; and
•growth in personalized medicine and the interest in new partnership models to advance companion diagnostics and serve patients with specific treatments based on their own genetic makeup and biology.
We believe these market trends create new opportunities to position us for organic growth and commercial success through the launch of new products and the enhancement of existing products. Our focus is on articulating the clinical differentiation of our products and our commitment to being a reliable testing partner to patients and providers and innovative science that improves health outcomes, access for all, and ease of experience in the testing process. We expect to use our ability to innovate not only in research, development, and technology, but also in go-to-market approaches, commercial capabilities, and tech-enabled applications to adapt quickly to customer preferences and market dynamics.
Oncology
In oncology, we offer testing for patients who have cancer and companion diagnostic tests that work with corresponding drugs and treatments. Our competitors in the oncology market include Invitae Corporation, Ambry Genetics Corporation, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings, Exact Sciences Corporation, Foundation Medicine, Inc. and other commercial and academic laboratories.
As a leader in genetic testing and precision medicine, we provide insights that help people take control of their health, and enable healthcare providers to better detect, treat, and prevent disease. We believe that the key opportunities to grow our Oncology business are our expansion of companion diagnostics, market expansion through new clinical guidelines, and providing new offerings. For example, in the first quarter of 2022, we launched the Precise Tumor Molecular Profile Test in partnership with Intermountain Precision Genomics and Illumina and as part of Precise Oncology Solutions, a differentiated, comprehensive solution for advanced precision oncology. In March 2022, we received FDA approval for the BRACAnalysis CDx test for use as a companion diagnostic to identify patients with germline BRCA-mutated (gRBCAm) HER2 negative, high-risk early-stage breast cancer who may benefit from Lynparza (olaparib). We currently offer our FDA-approved BRACAnalysis CDx test as a companion diagnostic for the prediction of response to PARP inhibitors. Currently, we are the only laboratory with an FDA-approved germline test for this indication and have received approvals from the FDA in ovarian cancer, metastatic breast cancer, pancreatic cancer, and advanced prostate cancer. In August 2022, we received approval from the Japanese regulatory agencies for the use of BRACAnalysis Diagnostic System as a companion diagnostic to identify patients with germline BRCA-mutated (gBRCAm) and HER2-negative high-risk recurrent breast cancer who may benefit from Lynparza (olaparib).
In late 2023, we also plan to add, also in partnership with Intermountain Precision Genomics, a new liquid biopsy therapy selection test called Precise Liquid to the comprehensive Precise Oncology Solutions offering. We are also developing Precise MRD, a monitoring test based on whole genome sequencing to deeply interrogate tumors, detect cancer recurrence earlier, and help guide treatment decisions.

Women’s Health
In the women’s health market, we serve women assessing their genetic predisposition to cancer, offer prenatal tests for the assessment of fetal chromosomal disorders, and screen prospective parents for recessive genetic conditions that can be passed on to their offspring. We also offer the SneakPeek Early Gender DNA Test which can reveal a baby's gender as early as six weeks into pregnancy. We compete with multiple companies, including large national reference laboratories, specialty laboratories, academic/university laboratories, and kit-based products with our MyRisk, Foresight, Prequel and SneakPeek tests. Our competitors include Invitae Corporation, Natera, Inc., Ambry Genetics Corporation, a subsidiary of Konica Minolta Inc., Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings, and Peekaboo Early Detection Gender DNA Test. We compete mainly based on our test breadth and accuracy, equity in care capability, and our commercial scale.
We see opportunities to improve both our economics and the customer experience on these products. We remain focused on the reimbursement for carrier screening and finding streamlined patient payment models. We are expanding new sales and marketing channels to interact with patients and allow customers greater access to our products. For example, with our recent acquisition of Gateway and its home-based SneakPeek Early Gender DNA Test, we have greater access to consumers who are pregnant and opportunities to convert these customers into prenatal testing patients as well as cancer screening patients. We also plan to improve customer experience with our new online unified ordering portal to engage with patients and physicians, our cost estimators across our product lines, our remote in-market customer service teams, and artificial intelligence-based tools for interacting with patients.
We expect to further simplify and advance prenatal care with the launch of FirstGene™, a comprehensive prenatal screening test. FirstGene combines the power of our Prequel NIPS with AMPLIFY technology with our Foresight Carrier Screen into a new 4-in-1 prenatal offering for NIPS, carrier screen, fetal recessive status, and feto-maternal blood compatibility. This new test, which is expected to launch in the third quarter of 2023, is designed to streamline the testing process and simplify workflow with a single maternal blood draw while providing early insight on the fetus with improved sensitivity for all pregnancies, helping to reduce unnecessary amniocentesis. We recently announced our support for the recent guideline update by the American College of Medical Genetics and Genomics (ACMG), which reaffirmed the clinical value of NIPS to screen for a range of chromosomal abnormalities. ACMG continues to recommend offering screening for common trisomies (on chromosomes 13, 18, and 21) in all pregnancies, and recently updated guidance that provides a strong recommendation for offering screening for sex-chromosome aneuploidies (SCAs) and conditional support for offering screening for 22q microdeletion syndrome. As part of the NIPS within FirstGene, both SCAs and 22q are expected to be available as additional opt-in screening.
Mental Health
In mental health, we help physicians understand how genetic alterations may impact patient response to antidepressants and other drugs. We believe our GeneSight Psychotropic Mental Health Medication Test meets a significant unmet clinical need and is a leading product to help physicians anticipate patient response to psychotropic drugs, the selection of which has historically been done through trial and error based approaches. The test is clinically proven to improve response rates in patients compared to standard of care. Our competitors in this market include Genomind, Quest Diagnostics Incorporated, and Laboratory Corporation of America Holdings.
Key opportunities to grow our business in this market include growing awareness of pharmacogenomic opportunities for mental health treatment and driving physician adoption and utilization of our product to help guide treatment options. We are broadening access to GeneSight among front-line providers of mental health treatment, including primary care physicians and nurse practitioners who treat the majority of patients suffering from depression and anxiety, and through the expansion of sales and digital marketing capabilities. Moving forward, we are exploring the extension of GeneSight in other indications as well as other areas such as postpartum depression through our Women's Health business.
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

Human Capital Management
Our mission is to advance health and well-being for all by empowering individuals with vital insights to help them take control of their health and enabling healthcare providers to better detect, treat and prevent disease. We believe the success of our mission depends, in part, on our ability to attract and retain qualified personnel. Our key human capital management objectives are to recruit, retain and motivate the exceptional people needed to carry out our mission. To support these objectives and help our employees balance their work and personal lives, we maintain a flexible work environment and competitive compensation and benefits programs.
As of December 31, 2022, we have approximately 2,600 full-time equivalent employees. Most of our employees are engaged directly in customer experience, research, technology, development, production, and sales and marketing. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.
Diversity, Equity and Inclusion (DE&I): Our DE&I objective is to make Myriad a place where all employees have a sense of belonging. Myriad supports a culture of diversity, equity, and inclusion aligned with our company mission, vision, and values to drive company performance by creating opportunities and experiences for learning, development, and a sense of belonging for all employees. Our DE&I plan is focused on our people, mission, and community. We have three employee-led resource groups (ERGs) that represent and support three diverse communities in our workforce: the Pride Alliance Group, the Black Employees at Myriad Group and the Women's Leadership Group. These ERGs mentor, foster, encourage, and inspire employees in all stages of their careers by providing access to senior leadership, peer groups, mentoring, and other valuable resources to help them pursue their career ambitions.
As of December 31, 2022, 62% of our employees are women and women hold 46% of Myriad leadership roles (vice president and above). One third of the members of our Board of Directors are women, including the chairperson, and 44% of our Board members come from diverse gender, ethnic, and cultural backgrounds.
Compensation, Health, Wellness, Family Resources, and Other Benefits: Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide competitive salaries, stock ownership opportunities, and enhanced incentive and bonus programs. We also provide an expansive benefit offering including medical, dental and vision health care coverage, insurance and disability coverage, 401(k) investment plans with Company matching, tax advantaged savings accounts, paid time off and leaves of absence, parental leave, family formation benefits, employee assistance programs, community outreach programs, training and development opportunities, and wellness programs. We provide added work life balance to our employees through hybrid work arrangements. We also provide free mental health resources for employees and their dependents.
Career Development and Training: We offer several career development and training opportunities to our employees, including a curriculum of Company-sponsored technical, business and leadership courses, on-the-job training and a support network to all new employees, and tuition reimbursement for approved external training and educational pursuits.
Oversight and Management: We regularly conduct surveys to seek feedback from our employees on a variety of topics, including employee engagement, Company strengths and focus areas, and culture drivers. The results are reviewed by our Board of Directors, the Compensation and Human Capital Committee and senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement.

Social Responsibility and Community: At Myriad, corporate responsibility plays an important role in our approach to developing valuable and transformative diagnostic tests across major diseases to improve patients' lives. We believe that our corporate social responsibility programs build greater value for our patients, healthcare professionals and stockholders, support and improve the communities where we live and work, and empower our employees to become more engaged in the well-being of their own communities.
The corporate social responsibility programs at Myriad align with a clearly defined set of strategic priorities including:
•Philanthropy: We provide financial support to nonprofit organizations and share the expertise of our employees in the communities where we operate.
•Advocacy: We collaborate with and support key patient advocacy and support organizations where we can make a positive difference in addressing complex health challenges, providing and improving the quality of life for patients.
•Scholarship: We provide financial support for academic scholarship and education at both the undergraduate and post-graduate levels and contribute to advancing education and training for women and minorities in medicine and science.
•Patient Assistance: We are working to improve overall health care quality and increase access to diagnostic testing for uninsured and underinsured populations by offering robust financial assistance and free testing to those in need.
•Environmental: As described further below, we have created a Green Team to foster environmental and sustainability stewardship.
Environmental and Sustainability
We strive to do business in ways that protect both the health and safety of our employees and the world in which we operate by establishing, promoting, maintaining and improving a culture of sustainability and environmental responsibility. In order to achieve our objectives, we have increased our focus on environmental and sustainability efforts by adopting a Sustainability Strategy and Vision Statement that we are working towards fully implementing. The Nominating, Environmental, Social and Governance Committee of our Board of Directors is responsible for reviewing and evaluating our environmental, climate, safety, social and other corporate responsibility strategies, practices, and initiatives. We have also formed an internal Environmental, Social, and Governance (ESG) Committee, led by our President and Chief Executive Officer, and created a Green Team in an effort to develop and maintain sustainable business practices. For more information on our approach to sustainability, please refer to our 2021 Environmental, Social and Governance Report, which is available on our website. Our 2022 Environmental, Social and Governance Report is expected to be released later this year.

Patents and Proprietary Rights
We own or have license rights to various issued patents and patent applications in the United States and foreign countries. These patents and patent applications relate to a variety of subject matter, including diagnostic biomarkers, gene expression signatures, assays, assay reagents, informatics and data analytics, methods for determining genetic predisposition, methods for disease diagnosis, methods for determining disease progression, methods for determining disease treatment, and general molecular diagnostic techniques. For some of the patent assets, we hold rights through exclusive or non-exclusive license agreements. Material issued patent assets relating to our tests that generate material revenue are described in the table below, along with any related pending applications. These issued patents are expected to begin expiring on the respective dates noted below and any related applications, if issued as patents and depending on term adjustments or terminal disclaimers, if applicable, are expected to have similar expiration timeframes. These patents and applications contain multiple claims including but not limited to those claims described below.

Test	Patent Assets	Expiration	Claims
Prolaris Prostate Cancer Prognostic Test	We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to Prolaris® testing.	These issued U.S. patents have terms expected to begin expiring in 2030.	Claims relating to biomarkers, kits, systems and methods for detecting, diagnosing, prognosing and selecting therapy for prostate cancer.
EndoPredict Breast Cancer Prognostic Test	We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S., Europe and other jurisdictions relating to EndoPredict® testing.	These issued patents have terms expected to begin expiring in 2031.	Claims relating to biomarkers, kits, systems and methods for prognosing and selecting therapy for breast cancer.
MyChoice CDx Companion Diagnostic Test	We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to MyChoice® CDx testing.	These issued patents have terms expected to expire in 2031.	Claims relating to biomarkers, kits, systems and methods for detecting homologous recombination deficiency and selecting therapy based on such detection.
GeneSight Psychotropic Mental Health Medication Test	We own or hold an exclusive license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to GeneSight® testing.	These issued patents have terms expected to begin expiring in 2024.	Claims relating to biomarkers, kits, systems and methods for detecting single nucleotide polymorphisms and selecting and/or optimizing therapy based on such detection.
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

We intend to seek patent protection in the United States and major foreign jurisdictions for these and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. However, any patents issued to us or our licensors may not afford meaningful protection for our products or technology or may be subsequently circumvented, invalidated or narrowed or found unenforceable. Any patent applications which we have filed, or will file, or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, others may obtain patents having claims which cover aspects of our tests or processes which are necessary for or useful to the development, use or performance of our products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of our tests could be limited or prohibited.
Others may offer genomic laboratory testing services which may infringe patents we control. We may seek to negotiate a license to use our patent rights or decide to seek enforcement of our patent rights through litigation. Patent litigation is expensive, the outcome is often uncertain and we may not be able to enforce our patent rights against others.
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
We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by protecting certain technologies as trade secrets or through confidentiality agreements rather than patents or licenses. These include some of our genomic, proteomic, RNA expression, mutation analysis, robotic and bioinformatic technologies which may be used in discovering and characterizing new biomarkers and ultimately used in the development or analysis of tests. We also maintain a database of gene mutations and their status as either harmful or benign for some of our tests. To further protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or tests, competitors may be able to market competing processes and tests.

License Agreements
We are a party to license agreements which give us the rights to use certain technologies in the research, development, testing processes, and commercialization of our tests. These licenses generally end on the expiration of the last to expire patent rights covered by the applicable license agreement. We may not be able to continue to license these technologies on commercially reasonable terms, if at all. In addition, each license may be terminated by the licensor in the event of an uncured breach by us of any material term of the applicable license agreement. Patents underlying our license agreements may not afford meaningful protection for our technology or tests or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our failure to maintain rights to this technology could have a material adverse effect on our business. The table below lists important licenses to technology that is incorporated into tests that generate material revenue:

Entity	Subject	Royalties	Expiration
Mayo Foundation for Medical Education and Research (Mayo)	Exclusive world-wide license to certain rights of Mayo in intellectual property relating to our GeneSight testing.	We pay Mayo a royalty based on net sales of our GeneSight test.	We do not anticipate that this license will expire until 2024.
University of Texas M.D. Anderson Cancer Center (UTMDACC)	Exclusive world-wide right to certain rights of UTMDACC in intellectual property relating to our MyChoice® HRD testing.	We pay UTMDACC a royalty based on net sales of our MyChoice® HRD test.	We do not anticipate that this license will expire until 2032.
Children’s Medical Center in Boston (CMCC)	Exclusive world-wide right to certain rights of CMCC in intellectual property relating to our MyChoice® HRD testing.	We pay CMCC a royalty based on net sales of our MyChoice® HRD test.	We do not anticipate that this license will expire until 2032.
Institut Curie and INSERM (INSERM)	Exclusive world-wide right to certain rights of INSERM in intellectual property relating to our MyChoice® HRD testing.	We pay INSERM a royalty based on net sales of our MyChoice® HRD test.	We do not anticipate that this license will expire until 2032.
Illumina, Inc.	Non-exclusive license to certain rights held by or licensed to Illumina to intellectual property relating to non-invasive prenatal screening and the Prequel test.	We pay Illumina a royalty based on the volume of Prequel testing administered by us.	License runs for the term of the Illumina agreement and, in any event, expires upon expiration of the last to expire patent right covered by the Illumina agreement.

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
Clinical Laboratory Improvement Amendments of 1988 and State Regulation
Each of our clinical laboratories must hold certain federal, state and local licenses, certifications, and permits to conduct our business. Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA). CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private third-party payors, for laboratory testing services. Our laboratories in Salt Lake City, Utah, Mason, Ohio, and South San Francisco, California are CLIA certified to perform high complexity tests.
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
As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (CMS), a CMS agent (typically a state agency), or a CMS-approved accreditation organization. Because our laboratories are accredited by the College of American Pathologists (CAP), which is a CMS-approved accreditation organization, they are typically subject to CAP rather than CMS inspections.
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
If a laboratory is out of compliance with state laws or regulations governing licensed laboratories or with CLIA, penalties may include suspension, limitation or revocation of the license or CLIA certificate, assessment of financial penalties or fines, or imprisonment. Loss of a laboratory’s CLIA certificate or state license may also result in the inability to receive payments from state and federal health care programs as well as private third-party payors. We believe that we are in material compliance with CLIA and all applicable licensing laws and regulations.

Food and Drug Administration
In the United States, in vitro diagnostic (IVD) products are subject to regulation by the FDA as medical devices to the extent that they are intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease. They are subject to premarket review and post-market controls that will differ depending on how the FDA classifies a specific IVD, which is further defined in FDA’s implementing regulations as a device intended for use in the collection, preparation, and examination of specimens taken from the human body. For certain types of tests known as laboratory developed tests (LDTs)—which are in vitro diagnostic tests that are designed, manufactured and used within a single laboratory—FDA regulation is less clear than for IVDs. Historically, FDA has exercised enforcement discretion for LDTs, which means that FDA generally has not enforced premarket review and other applicable FDA requirements. However, as LDTs have increased in complexity, the FDA has taken a risk-based approach to their regulation. Congress has also signaled interest in clarifying the regulatory landscape for LDTs. Most recently, reform entitled the Verifying Accurate, Leading-edge IVCT Development (VALID) Act has received bipartisan congressional support as revisions continue to be made to the bill. If enacted, clinical laboratories that develop and offer LDTs and traditional IVD medical device manufacturers would be subjected to the same regulatory oversight. The VALID Act defines both LDTs and IVDs as in vitro clinical tests (IVCT) and would establish a new regulatory framework separate and apart from the medical device framework under the Food, Drug and Cosmetic Act (FDCA) for the review and oversight of IVCTs. The proposed regulatory framework adopts various concepts from the FDCA, utilizing a risk-based approach that aims to ensure that all marketed IVCTs have a reasonable assurance of both analytical and clinical validity, and includes a proposed future user fee program for IVCTs. The VALID Act would also create a new system for clinical laboratories and hospitals to submit their clinical tests electronically to the FDA for approval, among other potentially significant changes to current regulatory requirements applicable to the lab industry as a whole. This system is aimed at reducing the amount of time that it takes for the agency to approve such tests, and it establishes a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. It is unclear whether the VALID Act will be passed by Congress in its current form or signed into law by the President; if enacted, however, it is expected to require clinical laboratories to spend significant time, resources, and money towards ensuring compliance.
In Vitro Diagnostics as Medical Devices
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
510(k) Premarket Notification and De Novo Classification
A 510(k) notification requires the sponsor to demonstrate that an IVD is substantially equivalent to another marketed device, termed a “predicate device,” that is legally marketed in the United States and for which a premarket approval (PMA) application was not required. A device is substantially equivalent to a predicate device if it has the same intended use and technological characteristics as the predicate; or has the same intended use but different technological characteristics, where the information submitted to the FDA does not raise new questions of safety and effectiveness and demonstrates that the device is at least as safe and effective as the legally marketed device. Clinical trials are almost always required to support a PMA application and are sometimes required for a De Novo classification request or a 510(k) premarket notification.

If the FDA determines that the applicant’s device is substantially equivalent to the identified predicate device(s), the agency will issue a 510(k) clearance letter that authorizes commercial marketing of the device for one or more specific indications for use. Requests for additional data, including clinical data, will increase the time necessary to review the notice. If the FDA believes that the IVD is not substantially equivalent to a predicate device, it will issue a “Not Substantially Equivalent” letter, stating that the new device may not be commercially distributed and designating the device as a Class III device, which will require the submission and approval of a PMA application before the new device may be marketed. Alternatively, the applicant may be able to submit a De Novo classification request to have it regulated as a Class I or Class II device. The FDA recently issued a final rule to formally codify requirements for the procedures and criteria for product developers to follow when preparing a De Novo classification request. The new Do Novo regulations became effective on January 3, 2022. Among other things, if the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the device.
As an alternative to the De Novo classification process, the manufacturer could also file a reclassification petition seeking to change the automatic Class III designation of a novel post-amendment device under Section 513(f)(3) of the FDCA. The FDA can also initiate reclassification of an existing device type on its own initiative, and it recently issued a final rule to clarify the administrative process through which the agency reclassifies a medical device.
After a new medical device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA application. The FDA continues to reevaluate the 510(k) pathway and other medical device programs and has taken what it describes as a risk-based approach to develop innovative regulatory policy to propose a more “contemporary” approach to the life cycle oversight of medical devices and IVDs. We cannot predict what if any additional regulatory changes will occur or how they will affect our current or future products.
Premarket Approval
The PMA process is more complex, costly and time consuming than the 510(k) process. As with a De Novo classification request, a PMA application must be supported by more detailed and comprehensive scientific evidence, including clinical data, to demonstrate the safety and efficacy of the IVD for its intended purpose. If the device is determined to present a “significant risk,” the sponsor may not begin a clinical trial until it submits an investigational device exemption (IDE) to the FDA and obtains approval to begin the trial.
After the PMA application is submitted, the FDA has 45 days to make a threshold determination that the PMA application is sufficiently complete to permit a substantive review. If the PMA application is complete, the FDA will file the PMA. The FDA is subject to a performance goal review time for a PMA application that is 180 days from the date of filing, although in practice this review time is longer. Questions from the FDA, requests for additional data including additional clinical data and referrals to advisory committees may delay the process considerably. The total process may take several years and there is no guarantee that the PMA application will ever be approved. Even if approved, the FDA may limit the indications for which the device may be marketed. New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process.

Regulation of Companion Diagnostic Devices
If a sponsor or the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, the sponsor of the therapeutic product will typically work with a collaborator to develop an IVD companion diagnostic device. The FDA has issued a final guidance document entitled “In Vitro Companion Diagnostic Devices” that is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. In the guidance, the FDA defined an IVD companion diagnostic device as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The FDA also noted that in some cases, if evidence is sufficient to conclude that the IVD companion diagnostic device is appropriate for use with a class of therapeutic products, the intended use/indications for use should name the therapeutic class, rather than each specific product within the class. In April 2020, FDA published another final guidance entitled “Developing and Labeling In Vitro Companion Diagnostic Devices for a Specific Group or Class of Oncology Therapeutic Products” that expands on the idea of a class of therapeutic products. The more recent guidance describes considerations for the development and labeling of in vitro companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. The FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD companion diagnostic device in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding IVD companion diagnostic will be developed contemporaneously. To that end, the FDA has also issued draft guidance entitled “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product” to serve as a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic, as well as draft guidance entitled “Developing and Labeling In Vitro Companion Diagnostic Devices for a Specific Group or Class of Oncology Therapeutic Products” to facilitate class labeling on diagnostic tests for oncology therapeutic products.
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
If the companion diagnostic test will be used to make critical treatment decisions such as patient selection, treatment assignment, or treatment arm, it will likely be considered a significant risk device for which a clinical trial will be required. The sponsor of the IVD companion diagnostic device will be required to comply with the FDA’s IDE requirements that apply to clinical trials of significant risk devices. If the diagnostic test and the therapeutic drug are studied together to support their respective approvals, the clinical trial must meet both the IDE and investigational new drug application (IND) requirements. We expect that any IVD companion diagnostic device developed for use with drug products will utilize the PMA pathway and that a clinical trial performed under an IDE will have to be completed before the PMA application may be submitted.
We are developing companion diagnostic tests for use with drug products in development by pharmaceutical companies, such as our collaborations with pharmaceutical companies on PARP inhibitors for the treatment of ovarian, breast and other cancers. The FDA has also introduced the concept of a complementary diagnostic that it defines as a test that is not required but which provides significant information about the use of a drug. A complementary test can help guide treatment strategy and identify which patients are likely to derive the greatest benefit from therapy, and if approved by the FDA, information regarding the IVD will be included in the therapeutic product labeling. Although the FDA has not yet issued any written guidance regarding complementary diagnostics, it has approved some complementary diagnostics, including a supplementary premarket approval for BRACAnalysis CDx and MyChoice CDx as complementary diagnostic tests in ovarian cancer patients associated with enhanced progression-free survival (PFS) when used with the PARP inhibitor Zejula™ (niraparib).
In December 2014, we first obtained premarket approval for BRACAnalysis CDx, which is used as a companion diagnostic test to identify ovarian cancer patients who may benefit from AstraZeneca’s PARP inhibitor Lynparza™ (olaparib). Since then, other indications for BRACAnalysis CDx in ovarian, breast, prostate and pancreatic cancer have received supplemental PMA approval as a companion diagnostic for Lynparza. The MyChoice CDx test has also received approvals as a companion diagnostic test. The premarket approval process for companion or complementary diagnostics is a complex, costly and time-consuming procedure. Approvals must be supported by valid scientific evidence, submitted as part of a PMA application, which typically requires extensive data, including quality technical, preclinical, clinical and manufacturing data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the companion diagnostic. We are currently collaborating with several bio-pharmaceutical companies for additional indications and geographical commercialization opportunities for BRACAnalysis CDx and MyChoice CDx as companion diagnostics with other drugs.

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
•labeling and advertising regulations, which prohibit the promotion of FDA-regulated medical products for uncleared, or unapproved uses, or “off-label” uses, and impose other restrictions on labeling; and
•medical device reporting obligations, which require that manufacturers investigate and report to the FDA adverse events, including deaths, or serious injuries that may have been or were caused by a medical device and malfunctions in the device that would likely cause or contribute to a death or serious injury if it were to recur.
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
Regulation of In Vitro Diagnostics and Companion Diagnostic Devices Outside the United States
Products intended for use in IVD applications require regulatory approvals in many other countries and geographic areas, some of which also provide for approval of companion diagnostics.
European Union
In the European Union (EU), IVD medical devices historically were regulated under the EU Directive 98/79/EC of the European Parliament and of the Council on in vitro diagnostic medical devices (the Directive). IVDs were not subject to pre-market authorization by a National Competent Authority (NCA) under the Directive, but instead had to comply with essential requirements based on conformity with harmonized standards. For certain IVDs, compliance with the essential requirements was subject to assessment by a Notified Body. Notified bodies are entities designated by the relevant NCAs and are responsible for assessing the conformity of IVDs before they are placed on the EU market. Under the Directive, the majority of IVDs could be placed on the market as a result of the manufacturer self-certifying the IVD as being in conformity with the essential requirements, without the involvement of a Notified Body.

The Directive was replaced by the Regulation (EU) 2017/746 of the European Parliament and of the Council on in vitro diagnostic medical devices (IVDR) that entered into force in May 2017, and which initially included a 5-year transition period until its original effective date of May 26, 2022. Unlike the Directive, which specifies certain requirements that must be achieved by each Member State and permits each Member State to decide how to transpose the Directive into national law to meet those requirements, the IVDR has direct binding legal force throughout every Member State without the need for national implementation. The major goals of the IVDR are to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Under the IVDR, IVDs are subject to additional legal regulatory requirements as compared to the Directive. Among other things, the IVDR introduces a new risk-based classification for IVDs and specifies CDx and genetic tests as Class C products (second highest risk). Under the IVDR, Class C IVDs require assessment by a Notified Body for certification and audit of the manufacturer's quality management system before they can be placed on the market. The IVDR also obligates laboratories located outside the EU to comply with the IVDR if testing specimens from European citizens. Compliance with the IVDR may be expensive and time-consuming. Manufacturers will need to provide significant evidence to demonstrate that a device performs safely and effectively. Performance data may require the conduct of additional clinical investigations or performance studies, with additional and more strict requirements under the IVDR. As noted above, the vast majority of IVDs under the Directive are self-certified, so many device manufacturers have not previously been subject to the Notified Body audits that will occur under the IVDR and will have to revise their Quality Management System (QMS) and Technical Documentation which will now be reviewed by the Notified Bodies. Companion diagnostic IVDs may also be reviewed by the competent medicinal product authorities, usually the European Medicines Agency, as part of a consultation process that will be part of the conformity assessment procedure. There will also be a greater emphasis on post-market surveillance and submission of post-market performance follow-up reports. Due to multiple challenges to the IVDR being ready for full application by the May 2022 implementation date, Regulation (EU) 2022/112 of the Parliament and of the Council was published on 25 January 2022 allowing for a delay to the application of the IVDR by amending the transition provision for certain in vitro diagnostic medical devices. For products classified as Class C under the IVDR, the transition period allows for legacy devices with a valid declaration of conformity drawn up prior to May 26, 2022 to continue to be placed on the market until May 26, 2026. However, certain IVDR requirements, including post-market surveillance, market surveillance, vigilance, and registration of economic operators and devices remained effective on the May 26, 2022 implementation date.
United Kingdom
The withdrawal of the United Kingdom (UK) from the EU has had ramifications for IVD manufacturers. Among other things, IVD manufacturers have to follow new procedures in the UK including appointment of a UK Responsible Person to manage their compliance efforts in the UK.
The UK Medicine and Healthcare products Regulatory Agency (MHRA) issued guidance on the regulation of IVDs in the UK following Brexit, and changed the applicable legislation in the UK to take account of the fact that the UK is not a free-standing regulatory regime.
As described in these provisions, MHRA will continue to recognize CE marks until July 2024. Companies wishing to place IVDs on the UK market have been required to register with MHRA since January 1, 2021, but are still able to sell CE-IVD marked products in Great Britain, which is defined as England, Scotland and Wales, until July 2024. From approximately July 2024, when new legislation is intended to come into force, companies selling in the UK will have to obtain a new marking called a UK Conformity Assessed mark (UKCA) in order to place a diagnostic device into commerce in Great Britain. This mark, which can be obtained now, is not recognized in EU countries, meaning that companies that wish to sell in the UK and the EU will have to seek both a UKCA and CE-IVD mark in the future. The EU legislative framework applies in Northern Ireland, meaning that companies can still, and will still be able to, sell tests in Northern Ireland under applicable EU IVD regulations including the current IVDR.
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

Significant revisions to Japanese regulations of medical devices, IVDs and other health care products are ongoing. The first round of changes to Japan’s Pharmaceuticals and Medical Devices Act took effect September 1, 2020 and August 2021, with additional revisions coming into force in December 2022. Some of those changes will affect IVDs, including the ability to qualify for fast track designation.
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
HIPAA and Other Privacy Laws
The Health Insurance Portability and Accountability Act of 1996 (HIPAA), which applies to health plans, healthcare clearing houses, and healthcare providers that conduct certain health care transactions electronically (Covered Entities) contains provisions that address the privacy and security of individually identifiable health information (called “protected health information” under HIPAA), the standardization of identifying numbers used in the healthcare system and the standardization of certain health care transactions. HIPAA's privacy regulations protect health information by limiting its use and disclosure to certain purposes, such as treatment or payment, without patient authorization. HIPAA also gives patients certain rights including the right to access their medical records and the right to an accounting of certain disclosures of protected health information. HIPAA's privacy rule also limits many disclosures of protected health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards for the protection of protected health information and the adoption of written security policies and procedures.
The Health Information Technology for Economic and Clinical Health Act (HITECH) expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements for Covered Entities. Under HITECH’s breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services. Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and, in some cases depending on the size of the breach, they must be reported through local and national media. Breach reports can lead to investigation, enforcement, civil monetary penalties and civil litigation, including class action lawsuits and enforcement by state.
We are currently subject to the HIPAA regulations and maintain an active compliance program that is designed to meet requirements of the privacy and security rules and to identify privacy and security incidents and other issues in a timely fashion so that we may remediate, mitigate harm and report if required by law. However, even if we take steps to comply with HIPAA, we may be subject to complaints and investigation at the federal and/or state level. In the event of a breach, even if we mitigate harm and make required reports on a timely basis, we may still be subject to penalties for the underlying breach.
In addition to the federal privacy and security regulations, there are a number of state laws regarding the privacy and security of health information and personal data that can be applicable to our clinical laboratories, as further discussed in the "Risk Factor" section below. Many states have also implemented genetic testing laws imposing specific patient consent requirements and protecting genetic information by limiting the disclosure of such information. State requirements are particularly stringent regarding predictive genetic tests, due to the risk of genetic discrimination against healthy patients identified through testing as being at risk for disease. Compliance with health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws in all jurisdictions, both state and federal, can be challenging as these laws often change, and we may not be able to maintain compliance in all jurisdictions where we do business.

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
Reimbursement and Billing
Reimbursement and billing for diagnostic services is highly complex. Laboratories must bill various payors, such as private third-party payors, including managed care organizations (MCO), and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements imposed by these payors, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:
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
Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our tests may be:
•a third party who provides coverage to the patient, such as an MCO;
•a state or federal health care program; or
•the patient.
Presently, approximately 63% of our revenue comes from private third-party payors.
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which CMS pays for clinical laboratory services under Medicare’s Clinical Laboratory Fee Schedule (CLFS). PAMA took effect on January 1, 2018 and requires applicable laboratories to report to CMS private insurer payment rates and volumes for their tests. CMS uses the data reported and the Healthcare Common Procedure Coding System code associated with the test to calculate a weighted median payment rate for each test, which is used to establish revised Medicare CLFS reimbursement rates for tests that are considered to be clinical diagnostic laboratory tests (CDLTs), subject to certain phase-in limits. For tests furnished on or after January 1, 2019, Medicare payments for CDLTs are based on reported private payor rates. For a CDLT that is assigned a new or substantially revised current procedural terminology (CPT) code, the initial payment rate is assigned using the gap-fill methodology, as under prior law.

If the test falls into the category of new advanced diagnostic laboratory test (ADLT) instead of a CDLT, the test will be paid based on an actual list charge for an initial period of three quarters before being shifted to the weighted median private payor rate reported by the laboratory performing the ADLT. Laboratories offering ADLTs are subject to recoupment if the actual list charge exceeds the weighted median private payor rate by a certain amount. Accordingly, if newly developed tests receive Medicare coverage in the future, the reimbursement rate we receive for such tests may be affected by payment rates made by private payors for such tests.
On December 20, 2019, the President signed the Further Consolidated Appropriations Act, which included the Laboratory Access for Beneficiaries Act (LAB Act). The LAB Act delayed until the first quarter of 2021 reporting of payment data under PAMA for CDLTs that are not ADLTs. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which Congress passed in March 2020, again delayed the reporting by an additional year, this time until the first quarter of 2022. Then, on December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which included a provision that further delayed the next PAMA reporting period for CDLTs that are not ADLTs to January 1, 2023 through March 31, 2023. The Consolidated Appropriations Act, 2023 enacted on December 29, 2022 again delayed the next PAMA reporting period to January 1, 2024 through March 31, 2024. New CLFS rates for CDLTs will be established based on that data beginning in 2025, subject to phase-in limits.

CMS’s methodology under PAMA (as well as the willingness of commercial insurers to recognize the value of diagnostic testing and pay for that testing accordingly) renders commercial insurer payment levels even more significant. This calculation methodology has resulted in significant reductions in reimbursement, even though CMS imposed caps on those reductions. For example, PAMA (as amended) includes provisions that limit the amount by which payment for testing may be reduced. For example, for 2018 through 2020, a test price could not be reduced by more than 10% per year. Reductions for 2023 through 2025 are limited to 15%. The CARES Act delayed for one year the 15% cut that was scheduled to take effect on January 1, 2021, and the Protecting Medicare and American Farmers from Sequester Cuts Act further delayed those cuts until 2023. The Consolidated Appropriations Act, 2023, again delayed the cuts until 2024.
The subsequent data reporting period for CDLTs that are not ADLTs will occur in three-year cycles, with the next cycle beginning in 2027. Given the many uncertainties built into PAMA’s price-setting process, we cannot predict how payments we receive under the CLFS, and thus our revenue, may change from year to year.
The No Surprises Act was signed into law on December 27, 2020, as part of the Consolidated Appropriations Act, 2021. The Department of Health and Human Services, the Department of Treasury, and the Department of Labor have since released “Tri-Agency” regulations to implement the No Surprises Act, which became effective on January 1, 2022. The law and regulations generally apply to group health plans and health insurance issuers offering group or individual health insurance coverage for plan years starting January 1, 2022, and to certain health care providers and facilities. For non-emergency services provided by an out-of-network provider (such as a laboratory) during a visit at an in-network facility (which includes a hospital but not a physician office), the No Surprises Act requires the non-emergency services provider to hold a patient harmless for amounts beyond the in-network cost-sharing requirement. In other words, balance billing generally is prohibited. Because these billing requirements do not apply to patient specimens collected in a physician office, Myriad is impacted primarily when a patient’s specimen is collected at an in-network hospital, and Myriad is an out-of-network provider under the patient’s insurance plan. Out-of-network rates for covered services are determined by a state All-Payer Model Agreement, a specified state law, an agreed-upon amount, or, if none apply, an amount determined by an independent dispute resolution entity. The cost-sharing amount is limited to an amount determined by an All-Payor Model Agreement, a specified state law, or, if neither applies, the lesser of the billed charge or the “qualifying payment amount,” which is generally the plan or issuer’s median contracted rate for the same or similar service in the specific geographic area. Non-covered services are not impacted by these rules. In addition, providers, including Myriad, must post consumer notices on their website about the applicability of the law. Providers, including physician offices, must provide a good faith estimate of the cost of the service when requested by a patient who is uninsured or seeking to forgo insurance and pay cash instead.
Federal and State Fraud and Abuse Laws
A variety of state and federal laws prohibit fraud and abuse involving state and federal health care programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for the Department of Health and Human Services (OIG), and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. Any overpayments must be repaid within 60 days of identification unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation by which the error rate is applied to a larger set of claims, which can result in even higher repayments.

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
In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018 (EKRA), was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the SUPPORT Act). EKRA is an all-payor anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. Further, certain of EKRA’s exceptions are inconsistent with the Anti-Kickback Statute regulations. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. Further, there is no agency guidance and little court precedent to indicate how and to what extent EKRA will be applied and enforced.
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

Civil Monetary Penalties Law
The federal Civil Monetary Penalties Law (the CMP Law), prohibits, among other things, (1) the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. The penalties for violating the CMP Law include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.
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
Our laboratories are subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, radioactive materials, hazardous waste and biohazardous waste, including chemical and biological agents and compounds, blood and bone marrow samples, and other human tissue. Typically, we use outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of such waste. These vendors are licensed or otherwise qualified to handle and dispose of such waste.
In addition, our advertising for laboratory services and LDTs that are not FDA-approved is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as certain state laws. Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or certain products in the future, or criminal prosecution.
Change in Fiscal Year
Effective January 1, 2021, we changed our fiscal year end from the last day of June to a calendar fiscal year. The six month period that commenced on July 1, 2020 and ended on December 31, 2020 was a transition period and is referred to in this Annual Report on Form 10-K as the "transition period." References in this Annual Report on Form 10-K to “fiscal year” refer to years ended June 30th or December 31st, as applicable.
Available Information
We are a Delaware corporation with our principal executive offices located at 320 Wakara Way, Salt Lake City, Utah 84108. Our telephone number is (801) 584-3600 and our website address is www.myriad.com. We make available free of charge through the Investor Relations section of our website our Code of Conduct, our Audit and Finance Committee and other committee charters and our other corporate governance policies, as well as our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

Item 1A.    RISK FACTORS
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations, and financial results:
Risks Related to Our Business and Our Strategy
•We may not be able to generate sufficient revenue from our existing tests or develop new tests to be profitable.
•Our strategic growth plan may not achieve the anticipated results, and we may not be able to achieve or maintain revenue growth or operate our business on a profitable basis.
•Our financial condition and results of operations could be further adversely affected by the ongoing coronavirus pandemic or any other adverse public health development.
•If we do not generate sufficient cash flow from operations and are unable to secure additional funding, we may have to reduce our operations.
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
•We are currently subject to, and in the future may be subject to, securities class action lawsuits and stockholder derivative actions, as well as product or professional liability claims. These, and potential similar or related litigation, could result in substantial losses and have a material adverse effect on our business, cash position, operating results or financial condition.
•An inability to attract and retain experienced and qualified personnel, including key management personnel, could adversely affect our business.
•We have acquired and we may continue to acquire technologies, assets or other businesses that could cause us to incur significant expense and expose us to a number of unanticipated operational and financial risks, which could adversely affect our financial condition, results of operations and business prospects.
•If our SneakPeek Early Gender DNA Test does not perform as expected, we may not realize the expected benefits of our acquisition of Gateway.
•Security breaches, loss of data and other disruptions, including from cyberattacks, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.
•If we experience a significant disruption in our information technology systems, our business operations and financial condition could be adversely affected.
•Each of our tests is processed in a single one of our laboratory facilities, and any loss or prolonged interruption of our ability to use these laboratories or failure to maintain their operation in compliance with applicable regulations would seriously harm our business.
•We depend on a limited number of third parties, or, in some cases, single-source suppliers, for equipment, reagents and other supplies. If these supplies become unavailable or are disrupted, including as a result of COVID-19 or another disease and responses to it, then we may not be able to successfully perform our research or operate our business on a timely basis or at all.
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
Risks Related to the Development and Commercialization of Our Tests and Test Candidates
•Our tests in development may not be clinically effective or may never achieve significant commercial market acceptance and our test offerings that we have recently launched or acquired may not be commercially successful.
•If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our tests, increase our revenue or achieve and sustain profitability.
•If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins, and biomarkers, and to validate and commercialize tests could be adversely affected.

Risks Related to Reimbursement
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
•If we are subject to litigation or other proceedings arising from a claim of infringement of the intellectual property of a third party, we might incur significant costs and delays in test introduction or we could be prevented from using technologies incorporated in our tests.
•If we fail to comply with our obligations under license or technology agreements with third parties, we could lose license rights that are critical to our business.
•We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets.
•If we fail to adequately protect our trademarks, service marks, trade names and trade dress, we may lose goodwill and brand equity associated with our business.
Risks Related to Government Regulation
•If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our business, we could suffer consequences that could materially and adversely affect our operating results and financial condition.
•Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation, and/or adverse publicity and could negatively affect our business.
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
•FDA regulation of our GeneSight Psychotropic test could be disruptive to our business.
•Companion and complementary diagnostic tests require FDA approval, and we may not be able to secure such approval in a timely manner or at all.
•Our companion diagnostic tests are subject to ongoing regulatory compliance obligations and continued regulatory review and the failure to comply with such obligations could result in regulatory enforcement and/or penalties.
•Our business involves environmental risks that may result in liability for us.
Risks Related to Our Common Stock
•Our stock price is highly volatile, and our stock may lose all or a significant part of its value.
•Our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations, our stock price and investor confidence in us.
•Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and re-adoption of our stockholders’ rights plan, or poison pill, could make a third-party acquisition of us difficult.
•Future sales and issuances of our common stock would result in dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
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
We believe our future success is dependent upon our ability to successfully market our existing tests to additional patients within the United States, to expand into new markets within and outside the United States, and to develop and commercialize new tests. However, we may not be able to generate sufficient revenue, from our existing tests and launching and commercializing new tests, to be profitable. The demand for our existing tests may decrease or may not continue to increase at historical rates due to sales of new tests that may replace or cannibalize our existing product portfolio, or for other reasons such as the introduction of competing testing products by competitors. For example, because most of our tests are only utilized once per patient, we will need to sell our products to new patients or develop new tests in order to continue to generate revenue. Our average reimbursement rate per test may also decline, which may cause our revenues to decrease. Our pipeline of new test candidates, such as FirstGene and Precise MRD, are in various stages of development, some of which may take many more years to develop, and must undergo extensive clinical validation. We may be unable to discover or develop any additional tests through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests for commercial use, we may not be able to develop tests that:
•meet applicable regulatory standards, in a timely manner or at all;
•successfully compete with other technologies and tests;
•avoid infringing the proprietary rights of others;
•are adequately reimbursed by third-party payors;
•can be performed at commercial levels or at reasonable cost; or
•can be successfully marketed.
We must generate significant revenue to achieve profitability. Even if we succeed in marketing our existing tests to physicians for use in new patients and in developing and commercializing any additional tests, we may not be able to generate sufficient revenue to be profitable.
Our strategic growth plan may not achieve the anticipated results, and we may not be able to achieve or maintain revenue growth or operate our business on a profitable basis.
We are currently executing upon a strategic growth plan in which we intend to accelerate growth through launching new tests, utilizing a unified ordering portal to improve access and ease of use for patients and providers, expanding reimbursement coverage for our tests, enhancing our commercial capabilities and deploying a new commercial model in our Women's Health and Oncology businesses. Our future performance and growth depends on the success of our growth plan, including management's ability to execute upon that plan and the ability of our employees to respond quickly and effectively to strategic projects and changes in our operations and business practices. The implementation of our strategic growth plan has resulted, and is expected to continue to result, in changes to business priorities and operations, capital allocation priorities, operational and organizational structures, and increased demands on management. The execution of our strategic growth plan may take longer than anticipated, and we may not realize, in full or part, our anticipated growth targets in our testing volumes and revenue, or such growth may be realized more slowly than anticipated.

Historically, our business operated profitably and provided a cash contribution to our funding and operational needs. However, in recent years we have not operated our business profitably, and we may not be able to operate our business on a profitable basis in the future. Potential events or factors that may have a significant impact on our ability to achieve our growth targets and achieve and/or maintain revenue growth and profitability for our business include the following:

•the efforts of third-party payors to limit or decrease the amounts that they are willing to pay for our tests, recoup amounts already paid, or institute burdensome administrative requirements for reimbursement, such as prior authorization requirements;
•increased costs of reagents and other consumables required for testing;
•increased personnel and facility costs;
•our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our business, and sales personnel;
•our inability to obtain necessary equipment or reagents to perform testing;
•our inability to increase production capacity to meet demand increases;
•our inability to expand into new markets within or outside the United States;
•our ability to execute on our strategic growth plan;
•increased licensing or royalty costs, and our ability to maintain and enforce the intellectual property rights underlying our tests and services;
•changes in intellectual propriety law applicable to our patents or enforcement in the United States and foreign countries;
•the expiration of the patents covering our products;
•the outcome of outstanding or new litigation;
•potential obsolescence of our tests;
•our inability to obtain or increase commercial acceptance of our tests;
•increased competition and loss of market share;
•global or local economic conditions;
•increased regulatory requirements; and
•material litigation costs, settlements, and judgments.
The failure to achieve our growth targets and achieve and/or maintain revenue growth and profitability for our business could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our common stock.
Our financial condition and results of operations could be further adversely affected by the ongoing coronavirus pandemic or any other adverse public health development.
Any further outbreaks of COVID-19 (including its variant strains) or any other outbreak of contagious disease or adverse public health development, could have a further material and adverse effect on our business operations, financial condition, or results of operations. For example, government public health officials and businesses have implemented, and may continue to implement, restrictions to curb the spread of COVID-19, which has limited, and may continue to limit, patients’ access to our products, and has caused, and may continue to cause, patients to elect to defer certain testing, each of which has impeded, and may continue to impede, our progress in returning to profitability and recovering from the earlier effects of the COVID-19 pandemic. Such adverse effects have included, and may continue to include, diversion or prioritization of health care resources away from the conduct of testing, and disruptions or restrictions affecting the ability of our laboratories to process our tests. Future surges in COVID-19 cases or any other outbreak of contagious disease and related employee absences may strain our workforce and impact our ability to process tests in a timely way due to reduced staff availability.

To the extent that COVID-19 or another disease affects individuals and businesses around the globe, we may experience further disruptions from time to time that could severely impact our business, including:
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
•limitations on employee resources that would otherwise be focused on the development of our products, processing our tests, and the conduct of our clinical trials, including because of sickness of employees or their families or requirements imposed on employees to avoid contact with large groups of people; and
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or access.
In addition, the continued spread of COVID-19 or the spread of another disease globally could continue to adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain are located overseas and both international and domestic components have been, and may continue to be, subject to disruption as a result of COVID-19 or another disease and responses to it. If the supplies and components necessary to manufacture our products become unavailable or are disrupted as a result of COVID-19 or the spread of another disease and responses to it, then we may not be able to successfully perform our research, sell our tests, or operate our business on a timely basis or at all.
The extent to which COVID-19 continues to affect our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of COVID-19 outbreaks, the rate of vaccination and efficacy of approved vaccines against COVID-19 and its variant strains, actions taken to contain COVID-19 or treat its impact, new information that may emerge concerning the health effects of COVID-19, and how quickly and to what extent normal economic and operating conditions resume, any of which could have a further adverse effect on our business and financial condition. Even after the COVID-19 pandemic subsides or becomes endemic, we may continue to experience an adverse impact to our business as a result of its global economic impact, including from increased inflation, delayed economic recovery and any recession that has occurred or may occur in the future. In addition, difficult macroeconomic conditions, such as inflation, decreases in per capita income and level of disposable income and related health insurance coverage, increased and prolonged unemployment or a decline in consumer confidence as a result of the pandemic, could have a material adverse effect on the demand for some or all of our products.
If we do not generate sufficient cash flow from operations and are unable to secure additional funding, we may have to reduce our operations.
While we anticipate that our existing cash, cash equivalents and marketable securities, future cash flow from operations, and in certain circumstances, amounts available for borrowing under our Amended Facility (as defined below) will be sufficient to fund our current operations for the foreseeable future, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing.
On December 23, 2016, we entered into a senior secured revolving credit facility as borrower, with the lenders from time to time party thereto, which was amended on July 31, 2018, May 1, 2020, February 22, 2021 and July 26, 2022 (the "Amended Facility"). As of December 31, 2022, we have no outstanding borrowings under our Amended Facility and our revolving commitment amount was $150.0 million.
The Amended Facility restricts our ability to make future borrowings if unrestricted cash, cash equivalents and marketable securities exceed $150.0 million, unless such borrowings are used in connection with certain permitted acquisitions. Unrestricted cash, cash equivalents and marketable securities totaled $169.7 million as of December 31, 2022. As our total unrestricted cash, cash equivalents, and marketable securities under the Amended Facility exceeded $150.0 million as of December 31, 2022, we are currently unable to make future borrowings under the Amended Facility unless related to a permitted acquisition. In addition, our Amended Facility expires on July 31, 2023, and there is no guarantee that the Amended Facility will be extended or that we will be able to secure additional funding or other financing options in a timely manner or on favorable terms, if at all.

We are also subject to financial covenants as part of our Amended Facility that could limit our ability to incur additional indebtedness. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing activities, research and development activities, or other operations, and potentially delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals could be adversely affected.
Our future capital requirements will depend on many factors that are currently unknown to us, including:
•the scope, progress, results and cost of development, clinical testing and pre-market studies of any new tests that we may develop or acquire;
•the progress, results, and costs to develop additional tests;
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
Covenants in the Amended Facility impose operating and financial restrictions on us. These restrictions may prohibit or place limitations on, among other things, our ability to incur additional indebtedness, create certain types of liens, and complete mergers, consolidations, or change in control transactions. Under the Amended Facility, a change in control of the Company, which means that a stockholder or a group of stockholders is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power of the voting stock of the Company, would require mandatory prepayment of any outstanding debt. The Amended Facility may also prohibit or place limitations on our ability to sell assets, pay dividends or provide other distributions to stockholders. These restrictions could also limit our ability to take advantage of business opportunities. We are also required to comply with certain financial covenants, including a minimum liquidity covenant, under the Amended Facility. If we are unable to comply with these financial covenants in the Amended Facility, we may be in default under the agreement. A default would result in an increase in the rate of interest and limits on our ability to incur certain additional indebtedness and it could potentially cause any loan repayment to be accelerated, any of which could have a material adverse impact on our operations and liquidity.
If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which may not be available.
We anticipate that our existing capital resources and expected net cash to be generated from sales of our tests will enable us to maintain our currently planned operations for the foreseeable future. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the development and marketing of current and prospective tests. Our ongoing efforts to develop tests and expand our business, which may be through internally developed products, partnerships, in-licensing and mergers and acquisitions, will require substantial cash resources. In addition, we have incurred, and may continue to incur, substantial costs in defending and settling legal proceedings. We may also be required to pay an additional $32.5 million to the former equity and vested incentive unit holders of Gateway, if certain revenue, volume and earnings targets set forth in the acquisition agreement are achieved. If adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, expanding or supplementing our Amended Facility, or selling convertible or non-convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all. If we issue shares of stock or other securities to acquire new companies or technologies, the ownership interests of our existing stockholders may be significantly diluted and the price of our common stock may decrease.

Because of our potential long-term capital requirements, we may access the public or private equity or debt markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Under Securities and Exchange Commission rules, we currently qualify as a well-known seasoned issuer (WKSI), and can at any time file a registration statement registering securities to be sold to the public which would become effective and available for use upon filing. If additional funds are raised by issuing equity or equity-based securities, existing stockholders may suffer significant dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or tests or grant licenses on terms that are not favorable to us.
We are currently subject to, and in the future may be subject to, securities class action lawsuits and stockholder derivative actions, as well as product or professional liability claims. These, and potential similar or related litigation, could result in substantial losses and have a material adverse effect on our business, cash position, operating results or financial condition.
We are currently subject to a variety of litigation, including a securities class action lawsuit filed in the United States District Court for the District of Utah, and stockholder derivative actions filed in the Delaware Court of Chancery and the United States District Court for the District of Delaware. We also may be subject to future securities class action and stockholder derivative claims. Such litigation may adversely impact our business, cash position, results of operations or financial condition and divert management's time and attention from our business. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits and the expense of resolving these lawsuits may be in amounts significantly above our insurance coverage.
In addition, the marketing, sale and use of our tests could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to clinicians, geneticists or patients, and lead to claims against us if someone were to allege that a test failed to perform as it was designed or marketed, if we failed to provide a correct test result to a patient, if we failed to correctly interpret the test results, if we failed to update the test results due to a reclassification of the variants according to new published guidelines, or if the ordering physician or patient were to misinterpret test results or improperly rely on them when making a clinical decision. We could also be subject to claims, lawsuits or liability if the biological materials we receive for analysis were not properly attributed to the correct patient or if we failed to maintain custody of or properly track the biological materials. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. For example, on January 24, 2022, we paid $14.0 million to settle a lawsuit that alleged negligence, breach of contract and associated torts in connection with an alleged error in testing performed by us in 2004.
Although we maintain liability insurance for certain claims, including director and officer's insurance and insurance for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against outstanding or future claims or any judgments, fines or settlement costs arising out of any outstanding or future claims. Any claim, including the securities class action and stockholders derivative claims or an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. If we were successfully sued for product or professional liability claims or in connection with current or future securities class action and stockholder derivative claims, we could face substantial losses that exceed our insurance coverage and our other resources. For example, although we maintain director and officer's insurance coverage and continue to engage in defense of the outstanding securities class action and stockholder derivative claims, our insurance coverage will only cover up to an aggregate of $20.0 million of liability in certain circumstances after we have paid a significant deductible. If we are not successful in our defense of these litigations, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, cash position, operating results or financial condition. Additionally, any lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have a materially adverse effect on our reputation, cash position, and results of operations.

An inability to attract and retain experienced and qualified personnel, including key management personnel, could adversely affect our business.
Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain highly qualified and experienced personnel, including key management personnel. Competition for these personnel is intense, especially for management, sales, scientific, medical, information technology, research and development and other technical personnel. We may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Our compensation arrangements, such as our short-term incentive and equity award programs, may not be successful in attracting new employees and retaining and motivating our existing employees. Our agreements with our employees generally provide for employment that can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision that certain key employees are subject to may not be enforceable under certain state laws, particularly California, or federal laws or such provisions may be prohibitively expensive to enforce. Our growth and commercial activities have placed a greater workload and strain on our existing employees, increasing the risk that our employees experience fatigue or burnout or terminate their employment with us. In addition, inflation has had, and we expect that it will continue to have, an impact on the costs that we incur to attract and retain qualified personnel, and may make it more difficult for us to attract and retain such personnel.
Our success also depends on the skills, experience and performance of key members of our senior management team, who are critical to directing and managing our growth and development in the future. The loss of any member of our senior management team may cause us to experience difficulties in competing effectively, developing our technologies, and implementing our business strategies. Furthermore, the loss of the services of or failure to recruit key scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our business and it may have a material adverse effect on our business as a whole.
We have acquired and we may continue to acquire technologies, assets or other businesses that could cause us to incur significant expense and expose us to a number of unanticipated operational and financial risks, which could adversely affect our financial condition, results of operations and business prospects.
In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market and sales channels, add experienced management personnel and increase our test offerings. For example, on November 1, 2022, we acquired Gateway, which markets and sells the SneakPeek Early Gender DNA Test. However, these acquisitions may not generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. We may also experience increased expenses, distraction of our management, and personnel and customer uncertainty as a result of our acquisition activities. Our acquisition efforts may involve certain risks, including:
•we may have difficulty integrating operations and systems of any acquired business;
•key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
•we may not be successful in launching newly acquired tests, or if those tests are launched, they may not prove successful in the marketplace;
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

The process of negotiating acquisitions and integrating acquired tests, services, technologies, personnel or businesses might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition such as increase in our scale, diversification, cash flows and operational efficiency and meaningful accretion to our diluted earnings per share. Future acquisitions could result in the use of our available cash and marketable securities, potentially dilutive issuances of equity securities, the need to incur additional debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. In addition, if we are unable to integrate any acquired businesses, tests or technologies effectively, our business, financial condition and results of operations may be adversely affected.
We may also seek to divest assets from time to time, including but not limited to, large capital equipment, diagnostic tests, intellectual property, business units, or corporate affiliates. For example, we divested Myriad RBM, Inc., which provided pharmaceutical and clinical services, on July 1, 2021, and we completed the sale of select operating assets and intellectual property, including the Vectra test, from the Myriad Autoimmune business unit, on September 13, 2021. The prices that we receive for such assets may not be high and, in some cases, have been and may be lower than the amount we invested in or paid for such assets.
If our SneakPeek Early Gender DNA Test does not perform as expected, we may not realize the expected benefits of our acquisition of Gateway.
On November 1, 2022, we acquired Gateway, a personal genomics company and developer of consumer genetic tests that gives families insight into their future children. Gateway offers and sells the SneakPeek Early Gender DNA Test in the U.S. direct to consumers via sneakpeektest.com and Amazon.com and through various clinical channels, such as OBGYN offices, midwives, birth centers and ultrasound clinics and laboratories. The SneakPeek Early Gender DNA Test is also sold internationally through distributors in the United Kingdom, Canada, Australia and certain other countries.
The SneakPeek Early Gender DNA Test competes against other gender DNA tests and other methods of determining fetal sex (such as non-invasive prenatal testing and ultrasounds) based on a variety of factors, including accuracy, how early the sex of the fetus can be determined, price, ease of use, convenience, and the speed in which test results are delivered. We believe that the SneakPeek Early Gender DNA Test currently outperforms competing tests and methods of fetal sex determination on a number of these factors, including accuracy, ease of sample collection with the at-home SNAP blood collection device, and the test's ability to reveal a baby’s sex at six weeks into pregnancy, the earliest method available. However, there can be no guarantee that the SneakPeek Early Gender DNA Test will continue to outperform other early fetal sex determination tests in these areas or that we will be able to continue to enhance and improve the SneakPeek Early Gender DNA Test in ways that would allow it to remain the market-leading early fetal sex determination test.
The success of our acquisition of Gateway depends in part on the continued growth of the SneakPeek Early Gender DNA Test, including our ability to sell the SneakPeek Early Gender DNA Test in retail stores while continuing to increase sales volumes in existing channels, and our ability to cross-sell our Prequel prenatal screening test to SneakPeek Early Gender DNA Test customers. Historically, we have limited experience with marketing non-clinical, consumer products directly to consumers or with retail-based marketing strategies, and there can be no guarantee that we will be successful in doing so. In addition, we may not be able to continue to grow the SneakPeek Early Gender DNA Test at the rate at which it was growing prior to our acquisition of Gateway, and we may not be successful at selling the SneakPeek Early Gender DNA Test in retail stores. We may also face a number of obstacles to cross-sell our Prequel prenatal screening test to SneakPeek Early Gender DNA Test customers, including persuading physicians of our SneakPeek Early Gender DNA Test customers to use our Prequel prenatal screening test and navigating patient consent and data privacy laws.
Security breaches, loss of data and other disruptions, including from cyberattacks, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees and customers, intellectual property, and proprietary business information, including that of our customers, payors and collaboration partners. We manage and maintain our applications and data utilizing on-site, remote, or cloud-based systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure has been, and may continue to be, vulnerable to attacks by hackers, or viruses, malware, including ransomware, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such malicious cyberattack, virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, held for ransom, lost or stolen. We have measures in place that are designed to prevent, and if necessary, to detect and respond to such cybersecurity incidents and breaches of privacy and security mandates. While we have experienced unauthorized accesses to our information technology systems and infrastructure in the past, which may occur again in the future, our security measures have been able to detect, respond to and prevent any material adverse effect to our information systems and business operations from such breaches. However, in the future, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and civil or even criminal penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, and manage various general and administrative aspects of our business, and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.
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
If we experience a significant disruption in our information technology systems, our business operations and financial condition could be adversely affected.
Information technology (IT) and communication systems are an important part of our business operations. These IT and communications systems support a variety of functions, including sample processing, tracking, quality control, customer service and support, billing, research and development activities, and various general and administrative activities. The availability of our products and services and fulfillment of our customer contracts depends on the continuing operation of our IT and communication systems. Our IT and communication systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Our IT and communication systems also may experience interruptions, delays or cessations of service or produce errors in connection with system implementation, integration, upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the IT and communication systems that involve our interactions with customers, providers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our IT systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

Each of our tests is processed in a single one of our laboratory facilities, and any loss or prolonged interruption of our ability to use these laboratories or failure to maintain their operation in compliance with applicable regulations would seriously harm our business.
We rely on a CLIA-certified facility in Salt Lake City, Utah to perform most of our tests; a CLIA-certified laboratory in South San Francisco, California to perform our Foresight and Prequel tests; a single laboratory facility in Cologne, Germany to perform and produce our EndoPredict test kits; a CLIA-certified laboratory in Mason, Ohio to perform our GeneSight test; and a laboratory in La Jolla, California to perform our SneakPeek Early Gender DNA test. We also plan to open new laboratories in South San Francisco, California, San Diego, California and west Salt Lake City, Utah. Our laboratories and the equipment we use to perform our tests would be difficult to replace and may require significant lead time to replace and qualify for use if they become inoperable. Some of our laboratories are located near active earthquake fault lines and in a region affected by wildfires and flooding. We currently have no backup or redundant facility to perform each of our tests. In the event any of our testing facilities were to lose its CLIA certification or other required certifications or licenses or were affected by a pandemic or man-made or natural disaster, such as an earthquake, severe weather, flooding, rising sea levels, other physical effects of climate change, power outages or contamination, we would be unable to continue our business, with respect to the tests performed at the particular facility or overall, at current levels to meet customer demands for a significant period of time. Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our business would result in a loss of goodwill, including damage to our reputation. If our business were interrupted, it would seriously harm our business. The inability to open the planned facilities in South San Francisco, California, San Diego, California and west Salt Lake City, Utah, delays in opening such facilities or the failure to obtain any required permits, licenses, or certifications could result in increased costs, limit our ability to keep up with the demand for our products, and prevent us from realizing the intended benefits of these new facilities and our future laboratories.
We depend on a limited number of third parties, or, in some cases, single-source suppliers, for equipment, reagents and other supplies. If these supplies become unavailable or are disrupted, including as a result of COVID-19 or another disease and responses to it, then we may not be able to successfully perform our research or operate our business on a timely basis or at all.
We currently rely on a small number of suppliers, or, in some cases, single-source suppliers, to provide our gene sequencing equipment, content enrichment equipment, multiplex protein analysis equipment, robots, and specialty reagents and other laboratory supplies required in connection with our testing and research and development activities. We believe that currently there are limited alternative suppliers of the equipment, robots, reagents and certain other supplies that we use in our business. The equipment, robots, reagents or other supplies may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional or alternative equipment or robots, or an adequate supply of reagents or other ingredients or supplies at commercially reasonable rates, our ability to continue to identify genes and perform testing would be adversely affected. In addition, the loss of a single-source supplier or the failure to perform by a single-source supplier could have a disruptive effect on our business, including our ability to perform testing, and could adversely affect our results of operations.
In addition, the continued spread of COVID-19 or the spread of another disease globally could further adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain are located overseas and both international and domestic components have been, and may continue to be, subject to disruption as a result of COVID-19 or another disease and responses to it. We have experienced and may continue to experience a shortage of certain laboratory supplies and equipment, and we may experience a suspension of services from other laboratories or third parties as a result of COVID‑19 or another disease and responses to it. Political, administrative, legislative, legal or regulatory actions in response to COVID‑19 or another disease could create additional supply shortages, disruptions or other uncertainties affecting our research and business. If the supplies and components necessary to manufacture our products become unavailable or are disrupted, including as a result of COVID-19 or another disease and responses to it, then we may not be able to successfully perform our research or operate our business on a timely basis or at all.

Our international business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
As part of our business strategy, we operate in international markets and have active sales operations in Germany, France, and Japan and production operations in Germany. We also distribute our SneakPeek Early Gender DNA Test through distributors in the United Kingdom, Australia, Canada and certain other countries. We may establish additional operations or acquire additional properties outside the United States in order to advance our international sales. Doing business internationally involves a number of risks, including:
•multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, data privacy laws such as the EU GDPR, regulatory requirements and other governmental approvals, permits and licenses;
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
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practice Act, UK Bribery Act, anti-boycott laws and other anti-corruption laws; and
•risks related to the disruptions caused by COVID-19 or another disease and responses to it.
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
Genetic testing has raised ethical, legal and social issues regarding privacy rights and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use, or clinicians to be reluctant to order, genomic tests even if permissible; they may also refuse genetic testing due to concerns regarding eligibility for life or other insurance. Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. Although the Genetic Information Non-discrimination Act has criminalized the disallowance of health insurance on the basis of genetic information, modification or retraction of this federal law could reduce public demand for genetic testing. These and other ethical, legal and social concerns may limit market acceptance of our tests or reduce the potential markets for our tests, either of which could have an adverse effect on our business, financial condition or results of operations.

We rely on commercial courier delivery services to transport biological materials to our facilities in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.
Our core business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive biological material for analysis at our laboratory facilities within days of collection from the patient. Disruptions in delivery service, whether due to errors by the courier service, labor disruptions, bad weather, natural disasters, terrorist acts or threats or other reasons, some of which we have experienced in the past, could adversely affect specimen integrity, our ability to process or store samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected. We also rely on commercial courier delivery services to transport our SneakPeek Early Gender DNA Test directly to customers and any disruptions in delivery service could adversely affect our ability obtain and process samples in a timely manner and to service our customers.
We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.
We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the Japanese yen, and the British pound. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect the results of our operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses. During the year ended December 31, 2022, our revenues were negatively impacted by approximately $10.4 million due to foreign currency fluctuations. We may not be able to offset adverse foreign currency impact with increased revenues. We do not currently utilize hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
Risks Related to the Development and Commercialization of Our Tests and Test Candidates
Our tests in development may not be clinically effective or may never achieve significant commercial market acceptance and our test offerings that we have recently launched or acquired may not be commercially successful.
We may not succeed in achieving significant commercial market acceptance of our test offerings that we have launched or acquired in recent years or are currently developing. Our ability to successfully develop and commercialize our current tests, as well as any future tests that we may develop or acquire, depend on several factors, including:
•our ability to convince the medical community and consumers of the utility of our tests and their potential advantages over existing tests or other competing products or services;
•our ability to market current and future products in new and existing channels, such as the launch of our SneakPeek Early Gender DNA Test in retail stores;
•our ability to collaborate with biotechnology and pharmaceutical companies to develop and commercialize companion diagnostic tests for their therapeutic drugs and drug candidates;
•the agreement by third-party payors to reimburse our tests, the scope and extent of which will affect patients’ willingness or ability to pay for our tests and will likely heavily influence physicians’ decisions to recommend our tests; and/or
•the willingness of physicians to utilize our diagnostic tests, which can be difficult to interpret as our tests only predict as to a probability, not certainty, that a tested individual will develop the disease, will benefit from a particular therapy or has an aggressive form of the disease that the test is intended to predict.
These factors present obstacles to commercial acceptance of our tests, which we would have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so would harm our business.

In addition, we may experience research and development and regulatory challenges that could delay or prevent the development and commercialization of new test offerings, such as FirstGene and Precise MRD. The tests we enhance or develop may not be clinically effective in clinical trials or commercially, or may not ultimately meet our desired target product profile, be offered at acceptable cost and with the test performance metrics necessary to address the relevant clinical need or commercial opportunity. We also may experience difficulties completing the clinical development of any new or enhanced product, or establishing or maintaining the collaborative relations that may be essential to our clinical development and commercialization efforts. Clinical development requires large numbers of patient specimens and, for certain products, require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner, or we may experience delays during clinical development due to slower than anticipated enrollment, or due to changes in study design or other unforeseen circumstances, or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require.
In addition, the publication of clinical data in peer-reviewed journals is an important step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, clinical studies, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected.
If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our tests, increase our revenue or achieve and sustain profitability.
The clinical laboratory and genetics testing fields are intense, highly competitive and characterized by rapid technological change, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards, and changing customer preferences. Our competitors in the United States and abroad are numerous and include, among others, major diagnostic companies, reference laboratories, molecular diagnostic firms, direct-to-consumer genetic companies, low-priced competitors, clinical laboratories, universities and other research institutions. Some of our competitors and potential competitors have larger customer bases, greater brand recognition and market penetration, better selling and marketing capabilities, more experience with third-party payors and considerably greater financial, technical, marketing and other resources than we do, which has allowed and may continue to allow these competitors to discover important genes and determine their function before we do, respond more quickly to changes in customer preferences, devote greater resources to the development, promotion and sale of their tests than we do, sell their tests at prices designed to win significant levels of market share, or obtain reimbursement from more third-party payors and at higher prices than we do. We could be adversely affected if we do not discover genes, proteins or biomarkers and characterize their function, develop tests based on these discoveries, obtain required regulatory and other approvals and launch these tests and their related services before our competitors. We may also not be able to keep pace with the rapid technological changes in our industry, or properly leverage new technologies to achieve or sustain competitive advantages in our tests, systems and processes. We also expect to encounter significant competition with respect to any tests that we may develop or commercialize. Those companies that bring to market new tests before we do may achieve a significant competitive advantage in marketing and commercializing their tests. We may not be able to develop additional tests successfully and we or our licensors may not obtain or enforce patents covering these tests that provide protection against our competitors. Moreover, our competitors may succeed in developing tests that circumvent our technologies or tests. Furthermore, our competitors may succeed in developing technologies or tests that are more effective or less costly than those developed by us or that would render our technologies or tests less competitive or obsolete. Increased competition and cost-saving initiatives on the part of governmental entities and third-party payors are likely to result in pricing pressures, which could harm our sales, profitability or ability to gain market share. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known and changes in intellectual property laws generate challenges to our intellectual property position.

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins, and biomarkers, and to validate and commercialize tests could be adversely affected.
We have relationships with research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes, proteins, and biomarkers involved in human disease and validate and commercialize tests will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.
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
Risks Related to Reimbursement
If the government and third-party payors fail to provide coverage and adequate payment for our existing and future tests, if any, our revenue and prospects for profitability will be harmed.
In both domestic and foreign markets, sales of our tests or any future tests will depend in large part, upon the availability of reimbursement from third-party payors. Such third-party payors include state and federal health care programs such as Medicare, managed care organizations, private health insurers and other organizations. These third-party payors are increasingly attempting to contain health care costs by demanding price discounts and limiting both coverage regarding which tests they will pay for and the amounts that they will pay for existing and new tests. We have experienced coverage limitations and price reductions for many of our products, including for our GeneSight Psychotropic Mental Health Medication Test, and we may continue to experience future coverage limitations and price reductions from CMS, managed care organizations, and other third-party payors. The fact that a test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a test will be approved or remain approved for reimbursement, that the reimbursement amount approved for such test will not be reduced in the future, or that similar or additional tests will be approved for reimbursement in the future. Historically, we have not received reimbursement from third-party payors or payment from patients for many of our tests. Moreover, there can be no assurance that any new tests we have launched or may launch will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio. As a result, third-party payors may not cover or provide adequate payment for our current or future tests to enable us to maintain past levels of revenue or profitability with respect to such tests. Further, third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.
In addition, under PAMA, Medicare reimbursement for any given test is based on the weighted-median of the payments made by private payors for such test, rendering private payor payment levels even more significant. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of tests generally and any given test individually. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which included a provision that delays the next PAMA reporting period for clinical laboratory tests that are not advanced diagnostic tests to January 1, 2023 through March 31, 2023. The Consolidated Appropriations Act, 2023, enacted on December 29, 2022, delayed the next PAMA reporting period for clinical laboratory tests that are not advanced diagnostic tests to January 1, 2024 through March 31, 2024. In addition, the next round of rate cuts will not be implemented until 2024, with tests receiving cuts of up to 15 percent a year from 2024 through 2026. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our business, results of operations and financial condition.

Third-party payors may also dispute our billing or coding and may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have also experienced delays or denials of coverage for failure to adequately comply with procedural requirements imposed by third-party payors to obtain reimbursement. We also periodically receive and respond to requests for recoupment from third-party payors in the ordinary course of business. When a third-party payor denies payment for testing, we often are not able to collect payment from the patient, and therefore, we do not receive any revenue from our testing. In addition, if a third-party payor successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations. We may also continue to negotiate and settle with third-party payers in order to resolve allegations of overpayment.
Third-party payors, such as commercial health insurers and government payors and programs, may also adopt requirements, programs or policies that may restrict or adversely affect our business. For example, in September 2022, the California Department of Public Health (CDPH) promulgated certain regulatory amendments to the California Prenatal Screening (PNS) Program that made the PNS Program the exclusive means of obtaining cfDNA trisomy screening in California. These regulatory amendments set a price that participating laboratories would receive for each cfDNA test that was substantially lower than laboratories had previously charged, and prohibited laboratories that did not contract with CDPH from participating in the PNS Program and from offering or performing cfDNA trisomy screening in California. As we are not currently a participating laboratory under the PNS Program, we would be prohibited from offering or performing our Prequel screening test in California. On September 16, 2022, we filed jointly with Laboratory Corporation of America Holdings (Labcorp) a writ petition in the Superior Court of the State of California, County of San Francisco, against the CDPH and its Director challenging CDPH’s ability to make the PNS Program the exclusive means of obtaining cfDNA trisomy screening in California. On September 16, 2022, we also moved jointly with Labcorp for a preliminary injunction to enjoin the implementation and enforcement of the new exclusivity regulation. On November 2, 2022, the Superior Court granted our motion for a preliminary injunction, which allowed us to continue to offer our Prequel screening test in California. On December 17, 2022, we filed jointly with Labcorp a motion for judgment on our writ, through which we are seeking a permanent injunction to enjoin the implementation and enforcement of the new exclusivity regulation. A hearing on that motion is scheduled for March 21, 2023. CDPH has also commenced the process of appealing the preliminary injunction, though no hearing date has been set, and that appeal may be mooted by the Superior Court’s decision on our motion for judgment on the writ prior to any hearing. Pending the outcome of this ongoing litigation, we cannot be certain that we will be able to continue offering or performing our Prequel screening test in California. If the exclusivity regulation is ultimately determined to be valid and we are either not able to offer our Prequel screening test in California at all, or must do so through the PNS Program at lower rates than we currently charge, our financial and operating results will likely be adversely affected. In addition, although the implementation and enforcement of the exclusivity regulation has been preliminarily enjoined, the possibility that we may be unable to continue to offer our Prequel screening test in California has had a chilling effect on sales of our Prequel screening test in California.
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
As of December 31, 2022, our patent portfolio included issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims protecting our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for compositions, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets, proprietary data bases and other intellectual property is also important to our long-term success. If our intellectual property is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Patents may also issue to third parties which could interfere with our ability to bring our tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.
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
If a third party files a patent application with claims to subject matter we have invented, the U.S. Patent and Trademark Office (USPTO) may declare interference between competing patent applications. If an interference is declared, we may not prevail in the interference. If the other party prevails in the interference, we may be precluded from commercializing services or tests based on the invention or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.
We also rely on trade secrets to protect our proprietary technologies and databases, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and others to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy if unauthorized disclosure of confidential information occurs. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position.

If we are subject to litigation or other proceedings arising from a claim of infringement of the intellectual property of a third party, we might incur significant costs and delays in test introduction or we could be prevented from using technologies incorporated in our tests.
Our tests may also conflict with patents that have been or may be granted to others. Our industry includes many organizations that have or are seeking to discern biomarkers and develop genomic, proteomic and other technologies. To the extent any patents are issued or have been issued to those organizations, the risk increases that the sale of our tests currently being marketed or under development may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering biomarkers that are similar or identical to our tests. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing or marketing our tests. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our tests could have a material adverse effect on our business. In addition, we could experience delays in product introductions or sales growth while we attempt to develop non-infringing alternatives.
We believe that there has been, and may continue to be, significant litigation in the industry regarding patent and other intellectual property rights. On December 21, 2020, Ravgen, Inc. filed a lawsuit against us and our wholly owned subsidiary, Myriad Women's Health, in the U.S. District Court for the District of Delaware, alleging infringement of two patents relating to blood collection tubes and non-invasive prenatal testing analysis. This litigation and any other intellectual property litigation that we may become involved with in the future could consume a substantial portion of our managerial and financial resources. If any such litigation is resolved adversely to us, we could be required to pay damages, cease the infringing activity or pay an ongoing licensing fee for our prenatal tests, each of which could have a material adverse effect on our financial condition, results of operations or cash flows.
Additionally, third parties may claim that the branding of our products infringes the trademarks, service marks, trade names or otherwise misappropriates or dilutes those third parties’ rights. If we are found to be liable or to have infringed upon those third parties' rights, we may be required to pay damages and rebrand the infringing products. Rebranding can be expensive and time-consuming and may lead to the loss of brand equity or goodwill associated with the rebranded products.
If we fail to comply with our obligations under license or technology agreements with third parties, we could lose license rights that are critical to our business.
We license intellectual property that is important to our business, including licenses underlying the technology in our tests, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from distributing our current tests, or inhibit our ability to commercialize future test candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid, unenforceable or infringe upon third party patents, or if we are unable to enter into necessary licenses on acceptable terms.
We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets.
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

If we fail to adequately protect our trademarks, service marks, trade names and trade dress, we may lose goodwill and brand equity associated with our business.
Our registered and unregistered trademarks, service marks, or trade names could be infringed by third parties. Enforcing our rights against such third parties can be expensive and distracting. If we fail to effectively enforce such rights against third parties, our trademark, service mark or trade name rights, and the associated goodwill and brand equity, could be lost.
We file applications for registration of various marks associated with our brands in the United States and foreign jurisdictions. We may fail to successfully register these marks. Additionally, once a mark is registered, we may fail to pay all fees and attend to all formalities required to maintain the registration. Failure to obtain or maintain registration of our marks could make those marks harder to enforce and reduce the liability of an infringer even if we are able to successfully enforce such rights.
Risks Related to Government Regulation
If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our business, we could suffer consequences that could materially and adversely affect our operating results and financial condition.
Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:
•Clinical Laboratory Improvement Amendments of 1988, which requires that laboratories obtain certification from the federal government, and state licensure laws;
•U.S. Food and Drug Administration laws and regulations that apply to medical devices such as our companion diagnostics;
•Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions; amendments to HIPAA under HITECH, which strengthened and expanded HIPAA privacy and security compliance requirements, increased penalties for violators, extended enforcement authority to state attorneys general and imposed requirements for breach notification;
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
•the federal physician self-referral prohibition (Stark Law or the Physician Self-Referral Law), which, absent an exception, prohibits a physician from making a referral for certain designated health services, including clinical laboratory services, if the physician or an immediate family member of the physician has an applicable financial relationship with the entity providing the designated health services;
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
•the federal Physician Payments Sunshine Act, which requires medical device manufactures to track and report to the federal government certain payments and other transfers of value made to physicians, other health care professionals, teaching hospitals and ownership or investment interests held by physicians and their immediate family members;

•Section 216 of the federal Protecting Access to Medicare Act of 2014, which requires the Centers for Medicare & Medicaid Services (CMS) to set Medicare rates for clinical laboratory testing based on private payor data reported by applicable laboratories;
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
As a clinical laboratory, our business practices may face heightened scrutiny from government enforcement agencies such as the Department of Justice, the Office of Inspector General for the Department of Health and Human Services (OIG), and CMS. The OIG has issued fraud alerts in recent years, including a fraud alert relating to speaker programs in November 2020, that identify certain arrangements between medical device and drug companies and referring physicians as implicating the Anti-Kickback Statute. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the federal self-referral prohibition, commonly known as the Stark Law or the Physician Self-Referral Law, unless the arrangement meets all criteria of an applicable exception. The government has actively enforced these laws against clinical laboratories in recent years.
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

Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.
We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act, or CCPA, which went into effect in January of 2020. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for California residents, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally in 2020, California voters passed the California Privacy Rights Act, or CPRA, effective January 1, 2023. The CPRA significantly amends the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. Effective in 2023, Virginia, Colorado, Connecticut, and Utah will have similar data protection laws, and other U.S. states have proposals under consideration, increasing the regulatory compliance risk.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Union’s General Data Protection Regulation (GDPR), became effective in 2018 and imposed a broad data protection framework that expanded the scope of EU data protection law, including to non-EU entities meeting the jurisdictional requirements that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. The GDPR sets out a number of requirements for controllers and/or processors, as applicable, that must be complied with when handling the personal data of EU based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes).
The GDPR is applicable to part of our business and has increased our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional procedures to comply. The GDPR is complex and regulatory guidance continues to evolve. Furthermore, national GDPR variations, including the fields of clinical study and other health-related information may raise our costs of compliance and result in greater legal risks.

We are also subject to evolving GDPR requirements on data export, because we transfer data to third countries outside of the EU that are not deemed “adequate.” The GDPR only permits exports of personal data outside of the EU to “non-adequate” countries where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden to assess U.S. national security laws on their business, and future actions of EU data protection authorities are difficult to predict at this time. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to flow down or help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the U.S. will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.
Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. That could require us to incur significant expenses, which could significantly affect our business. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant. Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation.
We may from time to time be subject to government investigation(s), the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.
We may from time to time be subject to government investigations, which may divert management resources and attention, cause us to incur substantial costs, and/or result in negative publicity, and any unfavorable outcome arising from such investigation may have a material adverse effect on our financial condition, results of operations and cash flows. For example, in June 2016, our wholly-owned subsidiary, Crescendo Bioscience, LLC (formerly known as Crescendo Bioscience, Inc.) (CBI), received a subpoena from the Office of Inspector General of the Department of Health and Human Services requesting that CBI produce documents relating to entities that received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third-party entities. On January 30, 2020, the U.S. District Court for the Northern District of California unsealed a qui tam complaint, filed on April 16, 2016 against CBI, alleging violations of the federal and California False Claims Acts and the California Insurance Fraud Prevention Act (CIFPA). On January 22, 2020, after a multi-year investigation into CBI’s and the Company’s alleged conduct, the United States declined to intervene. On January 27, 2020, the State of California likewise filed its notice of declination. On April 1, 2022, we settled the qui tam lawsuit pursuant to which we paid a total of $45.25 million to the United States and the State of California and $2.75 million to relator's counsel. The qui tam lawsuit was formally dismissed by the U.S. District Court for the Northern District of California on May 4, 2022. We may be subject to future claims or investigations under the Federal False Claims Act or a similar state law, and any unfavorable outcome arising from such claims or investigation could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in health care policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our tests.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively called the ACA, became law. This law substantially changed the way health care is financed by both government and private third-party payors and continues to significantly impact our business and operations in ways we cannot currently predict. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result, certain sections of the ACA have not been fully implemented or were effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible. The federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. Future changes or additions to the ACA or the Medicare and Medicaid programs, such as changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. Further, if reimbursement levels are inadequate, our business and results of operations could be adversely affected.
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
Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has generally not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). As of December 31, 2022, none of our products other than MyChoice CDx and BRACAnalysis CDx are marketed by us under the FDA's requirements for medical devices. In recent years, however, the FDA publicly announced its intention to regulate certain LDTs and issued two draft guidance documents that set forth a proposed phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. However, these guidance documents were not finalized, and the framework was abandoned and replaced by an informal discussion paper reflecting some of the feedback that FDA had received on the proposed LDT regulation. The FDA acknowledged that the January 2017 discussion paper does not represent the formal position of the FDA and is not enforceable. Nevertheless, the FDA wanted to share its synthesis of the feedback that it had received in the hope that it might advance public discussion on future LDT oversight. Notwithstanding the discussion paper, the FDA continues to exercise enforcement discretion and may attempt to regulate certain LDTs on a case-by-case basis at any time, which could result in delay or additional expense in offering our tests and tests that we may develop in the future.
In addition to potential enforcement priority changes from the FDA, for several years bipartisan members of Congress have been negotiating legislation with the FDA and industry stakeholders to regulate in vitro clinical tests including LDTs under a shared FDA/CMS framework. Most recently, reform legislation entitled the Verifying Accurate, Leading-edge IVCT Development (VALID) Act has received increasing congressional support. If enacted, the VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices that includes products currently regulated as in vitro diagnostics (IVDs) as well as LDTs. The framework would give the FDA the authority to ensure IVCTs are both analytically and clinically valid. CMS would retain the authority to ensure the quality of operations within laboratories. All LDTs on the market prior to enactment of the legislation would be grandfathered and not subject to the new regulation.
It is unclear whether the VALID Act will be passed by Congress in its current form or signed into law by the President. Until the FDA finalizes its regulatory position regarding LDTs through formal notice-and-comment rulemaking, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may attempt to regulate our tests in the future and what testing and data may be required to support any required clearance or approval of our tests by the agency. If the VALID Act is implemented as drafted, or if the FDA were to promulgate regulations governing the development and marketing of LDTs, it could have a materially adverse impact on our results of operations.
FDA regulation of our GeneSight Psychotropic test could be disruptive to our business.
As described further above, the FDA has long claimed authority to regulate laboratory-developed tests but has exercised its “enforcement discretion” to limit enforcement of in vitro diagnostic regulatory requirements on this category of products. The FDA has from time to time appeared to increase its attention to the marketing of pharmacogenetic tests. For example, in late 2018, the FDA issued a safety communication regarding “genetic tests that claim results can be used to help physicians identify which antidepressant medication would have increased effectiveness or side effects compared to other antidepressant medications.” This safety communication explained that the FDA had reached out to several firms marketing such pharmacogenetic tests where the FDA believed the relationship between genetic variations and a medication’s effects had not been established, including a warning letter to Inova Genomics Laboratory.
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

Since submitting our proposal to the FDA, we engaged with our trade association in their efforts to defend the offering of pharmacogenomic tests as LDTs and to monitor broader developments across the stakeholder community. In response to public letters from the national laboratory trade association and patient groups, on February 20, 2020, the FDA announced a new “collaboration between FDA’s Center for Devices and Radiological Health and Center for Drug Evaluation and Research intended to provide the agency’s view of the state of the current science in pharmacogenetics.” Although the announcement again asserted that some pharmacogenetic test offerings may be potentially dangerous, the agency also acknowledged that pharmacogenetic testing “offers promise for informing the selection or dosing of some medications for certain individuals.” In conjunction with the announcement, the FDA also released an updated “Table of Pharmacogenetic Associations,” which lists gene-drug interactions that the agency believes are supported by FDA-approved drug labeling and/or “sufficient scientific evidence based on published literature.” The Table has been updated periodically since that time. Based on our discussions with the agency and these developments, we have not implemented our proposal to the FDA regarding the GeneSight test. While we see these developments as signaling a positive shift in the FDA’s approach to regulating pharmacogenetic tests, we cannot predict with certainty the outcome of this matter or its timing, or whether the ultimate form of the GeneSight Psychotropic Mental Health Medication test offering, if it must be changed, will have an adverse effect on our revenues from the test.
Companion and complementary diagnostic tests require FDA approval, and we may not be able to secure such approval in a timely manner or at all.
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
Although we have successfully received FDA approval for some tests (e.g., our BRACAnalysis CDx and MyChoice CDx tests), we cannot predict whether or when we will be able to obtain FDA approval for other companion diagnostics that we are developing.
Our companion diagnostic tests are subject to ongoing regulatory compliance obligations and continued regulatory review and the failure to comply with such obligations could result in regulatory enforcement and/or penalties.
Companion diagnostic tests such as BRACAnalysis CDx and MyChoice CDx are subject to ongoing FDA and comparable foreign regulatory authority requirements for manufacturing, labeling, packaging, storage, distribution, quality, safety, sale, marketing, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy or other post-market information. In addition, we are subject to continued compliance with regulatory requirements applicable to medical devices and in vitro diagnostics. The FDA or other regulatory authorities may take regulatory enforcement or other legal action or may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur with our marketed products. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and be subject to financial penalties or administrative action.

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
The market prices for securities of relevant testing companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the year ended December 31, 2022, our stock price ranged from $13.92 per share to $28.45 per share. In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:
•major market events, such as the market’s reaction to the COVID-19 pandemic generally and its specific impact on the Company;
•failure of any of our recently launched tests and any new test candidates to achieve commercial success;
•failure to achieve and sustain revenue growth or margins in our business;
•changes in the structure of healthcare payment systems and changes in governmental or private insurer reimbursement levels for our tests;
•introduction of new commercial tests or technological innovations by competitors;
•termination of the licenses underlying our tests;
•delays or other problems with operating our laboratory facilities;
•failure of any of our research and development programs;
•changes in intellectual property laws or the enforcement, validity or expiration of our patents in the United States and foreign countries;
•developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;
•missing or changing the financial guidance we provide;
•failure of analysts to initiate or maintain coverage of our company;
•negative publicity, including misinformation, about our company, our tests or the industry in which we operate;
•changes in the government regulatory approval process for our existing and new tests;
•failure to meet estimates or recommendations by securities analysts that cover our common stock;
•issuance of new securities analysts reports or changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;
•public concern over our approved tests and any test candidates;
•litigation, including the outcome of existing and new litigation against us;
•government and regulatory investigations;
•our ability to raise additional funds if and when needed;
•future sales or anticipated sales of our common stock by us or our stockholders;
•the timing and amount of any repurchases of our common stock;
•general market conditions, including as a result of changes in the rate of inflation and interest rates;
•seasonal slowness in sales, particularly in the quarters ending September 30th and March 31st, the effects of which may be difficult to understand during periods of growth;
•general perception of the industry and our products;
•economic, health care and diagnostic trends, disasters or crises and other external factors; and
•period-to-period fluctuations in our financial results.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, securities class action litigation such as the current stockholder suit pending against the Company discussed elsewhere in this Annual Report on Form 10-K and certain related matters may affect the market price and demand for our common stock. Such litigation may cause us to incur substantial costs defending the lawsuit regardless of the outcome and could also divert the time and attention of our management. We also may decide to settle lawsuits on unfavorable terms, including above any insurance coverage that may be available. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.
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
Although we determined that our internal controls over financing reporting were effective as of December 31, 2022, we may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation of these material weaknesses, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.
If we fail to remediate any future material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, you may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with the rules and regulations of the Securities and Exchange Commission. Any of these could result in delisting actions by the Nasdaq Stock Market, investigation and sanctions by regulatory authorities, stockholder investigations and lawsuits, and could adversely affect our business and the trading price of our common stock.
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
Future sales and issuances of our common stock would result in dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
From time to time, we may issue additional securities or sell common stock, convertible securities or other securities in one or more transactions at prices and in a manner we determine. We also plan to continue to grant equity awards that convert into our common stock to employees and directors pursuant to our equity incentive plan. If we sell or issue common stock, convertible securities or other equity securities, or common stock is issued pursuant to equity incentive plans, holders of our common stock may be materially diluted. In addition, we may issue common stock or other equity securities in connection with an acquisition or other strategic transaction, which would cause dilution to our existing stockholders. New investors in such transactions could gain rights, preferences and privileges senior to those of holders of our common stock.
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
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If few analysts continue coverage of us, the trading of our stock would likely decrease. Even if we do maintain sufficient analyst coverage, there can be no assurance that analysts will provide favorable coverage. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
Our restated bylaws provide that a state court located within the State of Delaware is the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our restated bylaws provide that a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our restated bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the exclusive forum provision contained in our restated bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of approximately 364,445 square feet of building space in Salt Lake City dedicated to research and development, administration and our laboratory that has received federal certification under CLIA. Activities related to our Oncology and Women’s Health businesses are performed at this location.  The leases on our existing Salt Lake City facilities have terms of ten to fifteen years, expiring from 2027 through 2038, and provide for renewal options for up to ten additional years.
We currently lease a total of approximately 111,635 square feet of building space in South San Francisco, California dedicated to administration, research and development and the CLIA-certified laboratory for our Women’s Health business. The leases on our existing South San Francisco facilities have terms of seven to ten years, expiring from 2025 through 2033, and provide for renewal options for up to ten additional years.
We also lease a space in Mason, Ohio, with approximately 24,000 total square feet, which will expire in August 2024. Our GeneSight test is performed at this location in a CLIA-certified laboratory.
We also lease several small office locations, including our manufacturing facility located in Cologne, Germany.
We believe that our existing facilities and equipment are well maintained and in good working condition. We believe our current facilities and those planned in South San Francisco and San Diego, California and west Salt Lake City, Utah will provide adequate capacity for the foreseeable future. For more information on our leased properties, see "Note 13-Leases in the Notes to Consolidated Financial Statements."
Item 3.    LEGAL PROCEEDINGS
For information regarding certain current legal proceedings, see "Note 12--Commitments and Contingencies in the Notes to Consolidated Financial Statements."
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol "MYGN."
Stockholders
As of February 23, 2023, there were approximately 96 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees on their behalf.
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
Unregistered Sales of Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of December 31, 2022. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.
No stock repurchases were made under our stock repurchase program during the year ended December 31, 2022.

Stock Performance Graph
The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2017 and ending on December 31, 2022 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Nasdaq Composite Index (IXIC) and the Nasdaq Health Care Index (IXHC) during such period.  We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance.  The price of a share of common stock is based upon the closing price per share as quoted on the Nasdaq Global Select Market on the last trading day of the year shown.  The graph lines merely connect year-end values and do not reflect fluctuations between those dates.  The comparison assumes $100 was invested on December 31, 2017 in our common stock and in each of the foregoing indices.  The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Myriad Genetics, Inc.	100.00	84.63	79.27	57.55	80.35	42.24
NASDAQ Composite Index (IXIC)	100.00	96.12	129.97	186.69	226.63	151.61
NASDAQ Health Care Index (IXHC)	100.00	95.83	120.58	156.81	151.25	120.35
Note:  Information used on the graph was obtained from the CRSP Total Return Indexes, a source believed to be reliable, but we are not responsible for any errors or omission in such information.
The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.
Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of Management's Discussion and Analysis discusses year-to-year comparisons between the year ended December 31, 2022 and the year ended December 31, 2021. Discussions of comparisons between the year ended December 31, 2021 and the year ended December 31, 2020 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022. The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise noted, all of the financial information in this Annual Report on Form 10-K is consolidated financial information for the Company.
Overview
We develop and offer genetic tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where genetic insights can significantly improve patient care and lower health care costs. Our mission is to advance health and well-being for all, empower individuals with vital insights and enable healthcare providers to better detect, treat and prevent disease.
Personalized genetic data, digital, and virtual consumer trends are converging to change traditional models of care. We believe significant growth opportunities exist to help patient populations with pressing health care needs through innovative solutions and services. Our focus is on organic growth, deployment of capital, including through opportunistic acquisitions, and the launch of new products. We are focusing our efforts in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Mental Health. We believe our path to organic growth is driven by articulating our clinical differentiation, advancing a new commercial model in our Oncology and Women's Health businesses to reach a broader set of physicians and patients, raising awareness with patients who we believe would benefit from testing, and innovation that improves clinical outcomes, ease of use, and access. By investing in tech-enabled commercial tools, new lab facilities, and advanced automation, we believe we will be able to reduce complexity and cost. With a foundation of financial, commercial, operational and technological strength, we plan to launch new products and capabilities in 2023, such as our unified ordering portal, FirstGene, and, on a research use only basis, Precise MRD, which we expect will help accelerate our growth. We intend to develop and enhance our products to support growth, improve patient and provider experience, and reach more patients of all backgrounds. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability.
Our consolidated revenues consist primarily of sales of tests through our wholly-owned subsidiaries.  During the year ended December 31, 2022, we reported total revenues of $678.4 million, net loss attributable to Myriad Genetics, Inc. stockholders of $112.0 million and basic and diluted loss per share of $1.39.

Business Updates
During the year ended December 31, 2022, we took meaningful steps to fulfill our mission and execute our strategic transformation and growth plan. These steps included the following:
•the acquisition of Gateway Genomics, LLC (Gateway), a personal genomics company and developer of consumer genetic tests that gives families insight into their future children;
•the launch of Precise Oncology Solutions, a comprehensive offering designed to help oncologists determine effective and personalized treatment plans for individual patients;
•the appointment of several new leaders to our management team, including a new Chief Commercial Officer, Chief Operating Officer, Chief Scientific Officer, and Chief Marketing Officer, as part of our ongoing enhancement of our executive leadership team; and
•total revenue grew 6% year-over-year, excluding contributions from divested businesses. Pharmacogenomics volume growth continued to lead our portfolio, reporting 35% volume growth year-over-year, and hereditary cancer test volumes rebounded in the second half of the year, generating 10% volume growth in the second half of the year ended December 31, 2022 as compared to the second half of the year ended December 31, 2021.
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
Components of Consolidated Operations
Revenue
Testing. Our tests are designed to analyze genes and their expression levels to assess an individual’s risk for developing disease, determine a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression, or identify factors which could lead to serious conditions in pregnancy. Revenue is recognized when the communication of test results has occurred.
Other. On July 1, 2021, we divested Myriad RBM, Inc., which provided pharmaceutical and clinical services. As a result, we ceased providing pharmaceutical and clinical services as of that date and no longer generate revenue from these services. Through Myriad RBM, Inc., we provided biomarker discovery, pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing our multiplexed immunoassay technology. We also divested other clinical operations in February 2020. Revenue for these services was recognized at the completion of the pharmaceutical and clinical services.
Costs and Expenses
Expenses. Personnel-related costs for each category of Costs and Expenses include salaries, bonuses, employee benefit costs, employer payroll taxes, and stock-based compensation.
Cost of Testing Revenue. Cost of testing revenue consists primarily of costs related to laboratory supplies, personnel-related costs, and overhead costs.
Cost of Other Revenue. Cost of other revenue consists primarily of costs related to laboratory supplies and personnel-related costs.
Research and Development Expense. Research and development expenses consist primarily of personnel-related costs and laboratory supplies, which includes costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our current test offerings and costs incurred in the discovery, development and validation of our pipeline of test candidates.

Selling, General, and Administrative Expense. Selling, general, and administrative expenses include costs associated with managing and growing our businesses. Selling, general, and administrative expenses consist primarily of personnel-related costs and third-party costs for sales, marketing, customer service, billing and collection, legal, finance and accounting, information technology, and human resources.
Legal Charges Pending Settlement. Legal charges pending settlement includes accruals related to potential legal settlements.
Goodwill and Long-Lived Asset Impairment Charges. Goodwill and long-lived asset impairment charges include the impairment loss recognized on our goodwill or long-lived assets, including impairments recognized on intangible assets and right-of-use (ROU) lease assets.
Other Income (Expense). Other income (expense) includes interest income earned on our cash, cash equivalents, and restricted cash held in short-term interest-bearing accounts; interest expense associated with our debt and amortization of deferred financing costs and original issue discount costs; gains or losses on the sale of assets or businesses; and foreign currency gains and losses, realized gain or loss on marketable securities, and other nonrecurring income and expenses.
Results of Operations
Revenue

	Years Ended December 31,		Change	% of Total Revenue
(In millions)	2022	2021		2022	2021
		(unaudited)
Testing revenue:
Hereditary Cancer	$305.5	$316.3	$(10.8)	45%	46%
Tumor Profiling	128.6	120.9	7.7	19%	18%
Prenatal	116.4	106.8	9.6	17%	15%
Pharmacogenomics	127.6	93.7	33.9	19%	13%
Autoimmune	0.3	28.2	(27.9)	—%	4%
Other	—	0.5	(0.5)	—%	—%
Total testing revenue	678.4	666.4	12.0
Other revenue	—	24.2	(24.2)	—%	4%
Total revenue	$678.4	$690.6	$(12.2)	100%	100%
Test revenues for the year ended December 31, 2022 increased $12.0 million compared to the prior year. Revenue from Pharmacogenomics increased $33.9 million compared to the prior year due primarily to a 35% increase in volume. Prenatal revenues increased $9.6 million due primarily to the acquisition of Gateway and an increase of 7% in average reimbursement per test excluding Gateway. Tumor Profiling revenues increased due to volume increases in our Prolaris and MyChoice CDx products, partially offset by a decrease in international revenue due to changes in foreign exchange rates and a one-time milestone revenue earned in the prior year. Autoimmune revenues decreased $27.9 million compared to the prior year due to the sale of the Myriad Autoimmune business on September 13, 2021. Hereditary Cancer revenues decreased $10.8 million due primarily to changes in foreign exchange rates.
Other revenue for the year ended December 31, 2022 declined $24.2 million compared to the year ended December 31, 2021, due to the sale of Myriad RBM, Inc. on July 1, 2021.

Cost of Sales

	Years Ended December 31,		Change
(in millions)	2022	2021
Cost of testing revenue	$202.0	$185.7	$16.3
Cost of testing revenue as a % of revenue	29.8%	27.9%
Cost of other revenue	$—	$11.9	$(11.9)
Cost of other revenue as a % of revenue	—%	49.2%
The cost of testing revenue as a percentage of revenue increased from 27.9% to 29.8% during the year ended December 31, 2022 compared to the year ended December 31, 2021.  The increase was primarily driven by the shift in the product mix for the current period and an increase in compensation costs due to an increase in the number of employees and an increase in the average cost per employee during the 2022 period.
The cost of other revenue as a percentage of revenue was 49.2% for the year ended December 31, 2021. The sale of Myriad RBM, Inc. was completed on July 1, 2021, and as a result, there were no corresponding costs during the current period.
Research and Development Expense

	Years Ended December 31,		Change
(in millions)	2022	2021
Research and development expense	$85.4	$81.9	$3.5
Research and development expense as a % of total revenue	12.6%	11.9%
Research and development expense for the year ended December 31, 2022 increased by $3.5 million compared to the prior year primarily due to an increase in compensation expense and information technology related costs, partially offset by a decrease in clinical trial costs and costs incurred in the 2022 period related to our strategic transformation initiatives as compared to the prior year.
Selling, General, and Administrative Expense

	Years Ended December 31,		Change
(in millions)	2022	2021
Selling, general, and administrative expense	$514.7	$537.8	$(23.1)
Selling, general, and administrative expense as a % of total revenue	75.9%	77.9%
Selling, general, and administrative expense decreased by $23.1 million for the year ended December 31, 2022 compared to the prior year due primarily to a $23.9 million decrease in legal expenses, which was driven in part by the receipt of insurance proceeds for certain legal matters of $12.0 million in 2022 and a decrease in litigation expenses during 2022. Additionally, costs from our strategic transformation initiative decreased by $11.6 million in 2022 due to a decrease in retention and severance costs as well as related consulting costs. The remaining decrease in selling, general, and administrative expenses in 2022 is due to a $9.7 million decrease in amortization expense due to intangible assets sold in the divestitures in the prior year and a $8.8 million decrease in bonus and commission expenses. The decreases were partially offset by a $17.4 million increase in sales and marketing expenses due to more in-person sales and marketing events and travel-related expenses in 2022, a $7.6 million increase in wages and other compensation expenses, a $5.5 million increase in consulting expenses, and a $3.3 million increase in information and technology expenses.

Legal Charges Pending Settlement

	Years Ended December 31,		Change
(in millions)	2022	2021
Legal charges pending settlement	$—	$62.0	$(62.0)
Legal charges pending settlement as a % of total revenue	—%	9.0%
Legal charges pending settlement decreased for the year ended December 31, 2022 compared to the prior year due to $62.0 million of accruals related to potential legal settlements recorded in the prior year, including $48.0 million in connection with the qui tam lawsuit against Crescendo Bioscience, LLC and the Company and $14.0 million in connection with the Abelli lawsuit. These amounts were subsequently paid in connection with the settlement of these cases in April 2022 and January 2022, respectively. There were no corresponding legal charges pending settlement in the year ended December 31, 2022.
Goodwill and Long-lived Asset Impairment Charges

	Years Ended December 31,		Change
(in millions)	2022	2021
Goodwill and long-lived asset impairment charges	$16.9	$1.8	$15.1
Goodwill and long-lived asset impairment charges as a % of total revenue	2.5%	0.3%
Goodwill and long-lived asset impairment charges increased for the year ended December 31, 2022 compared to the prior year primarily due to the Company recognizing a $13.0 million impairment to ROU assets and a $3.9 million impairment to the related leasehold improvements in the current year as a result our decision to no longer use certain leased facilities in order to consolidate space. During the prior period, the Company recognized a $1.8 million impairment to ROU assets as a result of the voluntary early termination of certain lease agreements.
Other Income (Expense)

	Years Ended December 31,		Change
(in millions)	2022	2021
Interest income	$2.6	$0.7	$1.9
Interest expense	$(3.2)	$(6.6)	$3.4
Other	$0.6	$139.3	$(138.7)
Other income (expense)	$—	$133.4	$(133.4)
Other income (expense) decreased for the year ended December 31, 2022 compared to the prior year due primarily to the $121.0 million net gain recognized on the sale of Myriad RBM, Inc. and the $31.2 million net gain recognized on the sale of the Myriad myPath, LLC laboratory in the prior period, partially offset by charges in the prior period, including losses of $5.2 million and $6.5 million for a non-cancelable purchase commitment and inventory, respectively, recognized in connection with certain divestiture transactions, as well as a $3.4 million decrease in interest expense in the current period. The interest expense in the prior period is related to the debt outstanding at that time, which was repaid in full on July 30, 2021. There was no debt outstanding during the year ended December 31, 2022.
Income Tax Benefit

	Years Ended December 31,		Change
(in millions)	2022	2021
Income tax benefit	$(28.6)	$(29.9)	$1.3
Effective tax rate	(20.3)%	(52.3)%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.

Income tax benefit for the year ended December 31, 2022 was $(28.6) million, and our effective tax rate was (20.3)%. For the year ended December 31, 2022, our effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, stock compensation, change in valuation allowance, and research and development credits. For the year ended December 31, 2021, our effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, differences between the book and tax basis of assets divested, the tax impact of the CARES Act, stock compensation, and release of a valuation allowance.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash, cash equivalents and marketable investment securities, our cash flows from operations, and, in certain circumstances as discussed below, amounts available for borrowing under our Amended Facility. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology and acquisitions. We believe that investing organically through research and development and new product development or acquisitively to support our business strategy provides the best return on invested capital.
We believe that our existing capital resources will be sufficient to meet our projected operating requirements for the foreseeable future. In addition, our capital resources and cash on hand may be used for acquisitions or other strategic investments.
All previously outstanding borrowings under our Amended Facility, which matures on July 31, 2023, were repaid on July 30, 2021 using cash generated from divestitures and as such, we have no outstanding borrowings as of December 31, 2022.
Our available capital resources, however, may be consumed more rapidly than currently expected, or may be insufficient for our business needs for many reasons, including as a result of our operational cash needs, capital expenditures, and litigation related costs not covered by, or above the limits set forth in, our insurance. As a result, we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all. The current rising interest rate environment, together with recessionary headwinds, could make any potential financing more difficult or expensive to obtain. In addition, as of December 31, 2022, our borrowing limit under the Amended Facility has decreased to $150.0 million, and we remain subject to financial covenants under our Amended Facility, which could limit our ability to incur additional indebtedness under the Amended Facility or otherwise or impact our decision to pursue other financing. Without additional funds, we may be forced to delay the build-out of our new laboratories, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations, or delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
The Amended Facility restricts our ability to make future borrowings if unrestricted cash, cash equivalents and marketable securities exceed $150.0 million, unless such borrowings are in connection with certain permitted acquisitions. Unrestricted cash, cash equivalents, and marketable securities totaled $169.7 million as of December 31, 2022. Our revolving commitment amount under the Amended Facility is $150.0 million as of December 31, 2022. As our total unrestricted cash, cash equivalents, and marketable securities exceeded $150.0 million as of December 31, 2022, we are currently unable to make borrowings under the Amended Facility unless related to a permitted acquisition. In addition, we are subject to a minimum liquidity covenant, which requires us to maintain liquidity of $150.0 million. Liquidity is defined under the Amended Facility as the sum of our unrestricted cash, cash equivalents and marketable investment securities plus the aggregate undrawn and available amount of the revolving commitments under the Amended Facility.
From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods. In February 2022, we entered into a non-cancelable operating lease for approximately 230,000 square feet in west Salt Lake City, Utah. The lease has a term of 15 years, which, along with rent payments, is expected to commence in the third quarter of 2023. Total future rent payments under the lease are approximately $78.0 million. We also entered into a non-cancelable operating lease for approximately 63,000 square feet of leased space in South San Francisco, California. The lease has a term of 10 years and, along with rent payments, is expected to commence in the third quarter of 2023. Total future rent payments under the lease are approximately $58.8 million.

Because of the technical nature of our business and our focus on science, research, and development, we are highly dependent upon our ability to attract and retain highly qualified and experienced management, scientific, and technical personnel. Competition and increased compensation for such personnel and other qualified personnel have increased the difficulty and cost of hiring and retaining qualified personnel. Loss of the services of or failure to recruit additional key management, scientific, and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our business, and it may have a material adverse effect on our business as a whole. Additionally, disruptions to our supply chain could cause shortages of critical materials required to conduct our business, which may have a material adverse effect on our business as a whole. In addition, inflation has had, and we expect it will continue to have, an impact on the costs we incur to attract and retain qualified personnel, costs to generate sales and produce diagnostic testing results, and costs of lab supplies.
The following table represents the balances of cash, cash equivalents, and marketable investment securities as of December 31, 2022 and 2021:

	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$56.9	$257.4
Marketable investment securities	58.0	81.4
Long-term marketable investment securities	54.8	59.0
Cash, cash equivalents and marketable investment securities	$169.7	$397.8
The decrease in cash, cash equivalents, and marketable investment securities as of December 31, 2022 compared to December 31, 2021 was primarily driven by $106.3 million in cash used by operations, which included legal settlement payments of $62.0 million, as well as $57.2 million in cash used for our acquisition of Gateway, $45.3 million in cash used for capital expenditures, and $4.3 million in cash used for the payment of withholding tax in connection with the issuance of common stock, net of proceeds from the issuance of common stock. The Company also had restricted cash of $9.5 million and $1.4 million as of December 31, 2022 and 2021, respectively.
The following table represents the condensed cash flow statement:

	Years Ended December 31,
(in millions)	2022	2021

Cash flows provided by (used in) operating activities	$(106.3)	$18.6
Cash flows provided by (used in) investing activities	(77.5)	274.4
Cash flows used in financing activities	(8.0)	(150.6)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.6)	(0.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(192.4)	141.8
Cash, cash equivalents, and restricted cash at the beginning of the period	258.8	117.0
Cash, cash equivalents, and restricted cash at the end of the period	$66.4	$258.8
Cash Flows from Operating Activities
In the year ended December 31, 2022, the decrease in cash flows from operating activities was primarily due to the change in the balance of prepaid taxes due to the receipt of an $89.0 million U.S. federal tax refund in the prior year and an $81.2 million decrease in accrued liabilities during the current year, which was primarily driven by legal settlement payments of $62.0 million in 2022.
Cash Flows from Investing Activities
In the year ended December 31, 2022, the decrease in cash flows provided by investing activities as compared to the prior year was primarily due to the receipt of $379.1 million in cash proceeds from divestitures in the prior year, with no corresponding proceeds in the current period and the acquisition of Gateway, net of cash acquired, for $57.2 million, partially offset by a $67.1 million increase in proceeds from marketable investment securities in the current period.

Cash Flows from Financing Activities
In the year ended December 31, 2022, the decrease in cash flows used in financing activities as compared to the prior year was primarily due to the use of $226.4 million in cash for repayments of the outstanding debt balances under the Amended Facility during the prior year, partially offset by a decrease of $84.6 million in proceeds from the exercise of stock options, net of shares exchanged for payroll withholding tax in the current year as compared to the prior year.
Effects of Inflation
Inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce testing results, and costs of laboratory supplies. Inflationary costs have impacted our profitability and continue to adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, additional funding.
Share Repurchase Program
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock. We may repurchase our common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by our management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. As of December 31, 2022, we are authorized to repurchase up to $110.7 million under our current share repurchase authorization. See “Part II, Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities” above.
Critical Accounting Estimates
Critical accounting estimates are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are as follows:
•revenue recognition;
•goodwill;
•purchase accounting; and
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
We generate revenue primarily by performing genetic testing. We perform our obligation under a contract with a customer by processing those tests and communicating the test results to customers, in exchange for consideration from the customer. Revenue from the sale of tests is recorded at the estimated transaction price. We have determined that the communication of test results indicates transfer of control for revenue recognition purposes. We have the right to bill our customers upon the completion of performance obligations and thus do not record contract assets. Occasionally customers make payments prior to our performance of our contractual obligations. When this occurs, we record a contract liability as deferred revenue.
Significant judgments are required in determining the transaction price in connection with satisfying performance obligations under the revenue standard. In determining the transaction price, we estimate the expected amount of consideration as revenue. We apply this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which we will be entitled.  An estimate of transaction price does not include any estimated amount of variable consideration that is constrained. We consider all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. To determine our estimated transaction price, we apply the expected value method for sales where we have a large number of contracts with similar characteristics. We then consider the probability of the variable consideration for each possible scenario. We have significant experience with historical collection patterns and use this experience to estimate transaction prices.

The estimate of revenue is affected by assumptions in payor mix and in payor behavior such as changes in payor collections, current customer contractual requirements, and experience with ultimate collection from third-party payors. When assessing the total consideration for insurance carriers and patients, revenues are further constrained for estimated refunds. We reserve certain amounts in accrued liabilities in the Consolidated Balance Sheets in anticipation of request for refunds of payments made previously by insurance carriers, which are accounted for as reductions in revenues in the Consolidated Statements of Operations and Comprehensive Loss.
Goodwill.  We test goodwill for impairment on an annual basis and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired.  The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated on a qualitative basis before calculating the fair value of the reporting unit. If the qualitative assessment suggests that impairment is more likely than not, a quantitative impairment analysis is performed.  The quantitative analysis involves comparison of the fair value of a reporting unit with its carrying amount. The valuation of a reporting unit requires judgment in estimating future cash flows, discount rates, residual growth rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, market saturation and opportunity, changes in technology and operating cash flows, and other relevant entity-specific events. Changes in our forecasts or decreases in the value of our common stock could cause book value of reporting units to exceed their fair values. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.
As of December 31, 2022, we have recorded goodwill of $286.8 million on our Consolidated Balance Sheets. This goodwill is attributable to the Myriad Mental Health, Myriad International, Myriad Women's Health, and Gateway reporting units. We qualitatively evaluated our reporting units for impairment. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, revenue growth rates, current and financial performance, other factors that would have a negative effect on earnings and cash flows, and other relevant entity-specific events and information. Significant judgment is required in assessing the weight of the qualitative factors. We noted no indicators of impairment during the year ended December 31, 2022.
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
Purchase Accounting. We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. We base the estimated fair value of identifiable intangible assets acquired in a business combination on third-party valuations that use information and assumptions provided by our management, which consider our estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, estimated cost savings, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.
In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under Accounting Standards Codification (ASC) 480 - Distinguishing Liabilities from Equity, a liability is recognized equal to the fair value of the contingent payments we expect to make as of the acquisition date. This liability is remeasured each reporting period and changes in the fair value are recorded in change in fair value of contingent consideration in our Consolidated Statements of Operations.

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
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements.
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
Our investments consist of debt securities of various types and maturities of five years or less, with an average maturity of 2.1 years. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of Accumulated other comprehensive loss. Realized gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishes a new cost basis for the security.
Although our investment policy guidelines are intended to ensure the preservation of principal, market conditions can result in high levels of uncertainty. Our ability to trade or redeem the securities in which we invest, including certain corporate bonds, may become difficult. Valuation and pricing of these securities can also become variable and subject to uncertainty. As of December 31, 2022, we had $2.7 million in unrealized losses in our investment portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.
We may be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 10% of our revenues are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenues. Although we also have certain operations denominated in Euros, Swiss francs, and British pounds, among other currencies, those operations are subject to less overall market risk due to the revenue and expenses being denominated in the same currency. During the year ended December 31, 2022, our revenues were negatively impacted by approximately $10.4 million due to foreign currency fluctuations. We do not currently utilize hedging strategies to mitigate foreign currency risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MYRIAD GENETICS, INC.

Index to Financial Statements	Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	68
Consolidated Balance Sheets as of December 31, 2022 and 2021	70
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021, the Transition Period Ended December 31, 2020, and for the Year Ended June 30, 2020	71
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022 and 2021, the Transition Period Ended December 31, 2020 and for the Year Ended June 30, 2020	72
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2022 and 2021, the Transition Period Ended December 31, 2020 and for the Year Ended June 30, 2020	73
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021, the Transition Period Ended December 31, 2020 and for the Year Ended June 30, 2020	74
Notes to Consolidated Financial Statements	75

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Myriad Genetics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2022 and 2021, the six month period ended December 31, 2020 and the year in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, the six month period ended December 31, 2020 and the year in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

Measurement of testing revenue

Description of the Matter
During the year ended December 31, 2022, the Company’s testing revenue was $678.4 million. As discussed in Note 1 of the consolidated financial statements, management estimates the expected amount of consideration to be received as testing revenue and revenue is recognized when the performance obligation is complete.

Auditing the measurement of the Company’s testing revenue was complex and judgmental due to the significant estimation required in determining the amount that will be collected for each test. In particular, the estimate of revenue is affected by assumptions related to payors such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collection from third-party payors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process. For example, we tested controls over management’s review of the significant assumptions above and inputs used in calculating the estimated amount that would be collected for each test and tested management’s controls to compare actual payments received to previously forecasted activity. We also tested controls used by management to compare the current and historical data used in making the estimates for completeness and accuracy.
Our audit procedures over the Company’s testing revenue included, among others, assessing valuation methodologies and models and testing the significant assumptions above and the underlying data used by the Company in its analysis. We agreed transactions selected for testing back to the actual customer contract terms. We compared the significant assumptions above and inputs used by management to changes in the Company’s contracted rates, third-party payor collection trends, and other relevant factors. We assessed the historical accuracy of the cash collections used in the Company’s revenue models, and assessed the completeness of adjustments to estimates of future cash collections as a result of significant contract amendments, changes in collection trends and changes in payor behavior.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Salt Lake City, UT
March 1, 2023

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$56.9	$257.4
Marketable investment securities	58.0	81.4
Trade accounts receivable	101.6	91.3
Inventory	20.1	15.3
Prepaid taxes	17.6	18.4
Prepaid expenses and other current assets	20.4	21.0
Total current assets	274.6	484.8
Operating lease right-of-use assets	103.9	81.8
Long-term marketable investment securities	54.8	59.0
Property, plant and equipment, net	83.4	43.5
Intangibles, net	379.7	404.1
Goodwill	286.8	239.2
Other assets	15.5	8.3
Total assets	$1,198.7	$1,320.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28.8	$29.6
Accrued liabilities	94.3	161.7
Current maturities of operating lease liabilities	14.1	13.0
Total current liabilities	137.2	204.3
Unrecognized tax benefits	26.8	27.9
Long-term deferred taxes	3.5	35.8
Noncurrent operating lease liabilities	130.9	79.3
Other long-term liabilities	14.5	5.6
Total liabilities	312.9	352.9
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 81.2 and 80.0 shares outstanding at December 31, 2022 and 2021, respectively	0.8	0.8
Additional paid-in capital	1,260.1	1,226.3
Accumulated other comprehensive loss	(8.9)	(5.1)
Accumulated deficit	(366.2)	(254.2)
Total Myriad Genetics, Inc. stockholders' equity	885.8	967.8
Non-controlling interest	—	—
Total stockholders' equity	885.8	967.8
Total liabilities and stockholders’ equity	$1,198.7	$1,320.7
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share amounts)

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
	2022	2021	2020	2020
Testing revenue	$678.4	$666.4	$279.6	$586.9
Other revenue	—	24.2	20.2	51.7
Total revenue	678.4	690.6	299.8	638.6
Costs and expenses:
Cost of testing revenue	202.0	185.7	82.6	157.5
Cost of other revenue	—	11.9	8.8	28.6
Research and development expense	85.4	81.9	35.8	77.2
Selling, general, and administrative expense	514.7	537.8	260.4	507.3
Legal charges pending settlement	—	62.0	—	—
Goodwill and long-lived asset impairment charges	16.9	1.8	—	99.7
Total costs and expenses	819.0	881.1	387.6	870.3
Operating loss	(140.6)	(190.5)	(87.8)	(231.7)
Other income (expense):
Interest income	2.6	0.7	0.7	3.0
Interest expense	(3.2)	(6.6)	(5.8)	(10.8)
Other	0.6	139.3	(1.2)	16.2
Total other income (expense)	—	133.4	(6.3)	8.4
Loss before income tax	(140.6)	(57.1)	(94.1)	(223.3)
Income tax benefit	(28.6)	(29.9)	(41.0)	(23.7)
Net loss	(112.0)	(27.2)	(53.1)	(199.6)
Net loss attributable to non-controlling interest	—	—	—	(0.1)
Net loss attributable to Myriad Genetics, Inc. stockholders	$(112.0)	$(27.2)	$(53.1)	$(199.5)
Net loss per share:
Basic and diluted	$(1.39)	$(0.35)	$(0.71)	$(2.69)
Weighted average shares outstanding:
Basic and diluted	80.6	78.0	75.0	74.3
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in millions)

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
	2022	2021	2020	2020
Net loss attributable to Myriad Genetics, Inc. stockholders	$(112.0)	$(27.2)	$(53.1)	$(199.5)
Unrealized gain (loss) on available-for-sale securities, net of tax	(2.5)	(1.0)	(0.5)	0.7
Change in foreign currency translation adjustment, net of tax	(1.3)	(1.8)	3.4	(0.6)
Comprehensive loss	$(115.8)	$(30.0)	$(50.2)	$(199.4)
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT JUNE 30, 2019	$0.7	$1,068.0	$(5.4)	$25.6	$1,088.9
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	3.4	—	—	3.4
Stock-based payment expense	—	25.2	—	—	25.2
Net loss	—	—	—	(199.5)	(199.5)
Reclassification out of accumulated other comprehensive loss upon the deconsolidation of a subsidiary	—	—	0.1	—	0.1
Other comprehensive income, net of tax	—	—	0.1	—	0.1
BALANCES AT JUNE 30, 2020	0.7	1,096.6	(5.2)	(173.9)	918.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	0.1	(2.0)	—	—	(1.9)
Stock-based payment expense	—	14.9	—	—	14.9
Net loss	—	—	—	(53.1)	(53.1)
Other comprehensive income, net of tax	—	—	2.9	—	2.9
BALANCES AT DECEMBER 31, 2020	0.8	1,109.5	(2.3)	(227.0)	881.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	80.3	—	—	80.3
Stock-based payment expense	—	36.5	—	—	36.5
Net loss	—	—	—	(27.2)	(27.2)
Other comprehensive loss, net of tax	—	—	(2.8)	—	(2.8)
BALANCES AT DECEMBER 31, 2021	0.8	1,226.3	(5.1)	(254.2)	967.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.3)	—	—	(4.3)
Stock-based payment expense	—	38.1	—	—	38.1
Net loss	—	—	—	(112.0)	(112.0)
Other comprehensive loss, net of tax	—	—	(3.8)	—	(3.8)
BALANCES AT DECEMBER 31, 2022	$0.8	$1,260.1	$(8.9)	$(366.2)	$885.8
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
	2022	2021	2020	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Myriad Genetics, Inc. stockholders	$(112.0)	$(27.2)	$(53.1)	$(199.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52.7	62.8	35.8	72.0
Non-cash interest expense	1.7	1.5	0.4	0.5
Non-cash lease expense	11.7	12.8	6.4	—
Tenant improvement allowance received	18.0	—	—	—
Stock-based compensation expense	38.1	36.3	14.9	25.2
Deferred income taxes	(30.8)	(32.1)	44.2	(55.8)
Unrecognized tax benefits	(1.1)	(2.6)	7.1	1.7
Non-cash impact of foreign currency transactions	—	—	(1.0)	—
Loss on inventory	—	6.5	—	—
Impairment of goodwill and long-lived assets	16.9	1.8	—	99.7
Gain on sale of businesses and assets	—	(162.0)	—	(1.0)
Changes in assets and liabilities:
Prepaid expenses and other current assets	1.6	(6.6)	3.1	2.8
Trade accounts receivable	(10.3)	(8.8)	(21.4)	64.0
Inventory	(2.9)	1.6	2.2	1.6
Prepaid taxes	0.7	89.9	(108.4)	25.1
Other assets	(0.9)	(3.6)	(2.3)	—
Accounts payable	(3.5)	9.2	(1.2)	(10.7)
Accrued liabilities	(81.2)	65.7	(0.2)	4.4
Deferred revenue	(5.0)	(26.6)	(0.2)	30.7
Net cash provided by (used in) operating activities	(106.3)	18.6	(73.7)	60.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45.3)	(18.0)	(7.9)	(10.2)
Acquisitions, net of cash acquired	(57.2)	—	—	—
Proceeds from sale of business and assets	—	379.1	—	21.3
Purchases of marketable investment securities	(103.2)	(147.8)	—	(60.8)
Proceeds from maturities and sales of marketable investment securities	128.2	61.1	35.9	69.0
Net cash provided by (used in) investing activities	(77.5)	274.4	28.0	19.3
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	6.3	91.8	1.8	13.3
Payment of tax withheld for common stock issued under stock-based compensation plans	(10.6)	(11.5)	(3.8)	(9.8)
Payment of contingent consideration recognized at acquisition	(3.0)	(3.3)	(0.1)	(3.9)
Fees associated with refinancing of revolving credit facility	(0.7)	(1.2)	—	(1.0)
Repayment of revolving credit facility	—	(226.4)	—	(8.6)
Net cash used in financing activities	(8.0)	(150.6)	(2.1)	(10.0)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.6)	(0.6)	1.1	0.5
Net increase (decrease) in cash, cash equivalents, and restricted cash	(192.4)	141.8	(46.7)	70.5
Cash, cash equivalents, and restricted cash at beginning of the period	258.8	117.0	163.7	93.2
Cash, cash equivalents, and restricted cash at end of the period	$66.4	$258.8	$117.0	$163.7
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Myriad Genetics, Inc. (together with its subsidiaries, the "Company" or "Myriad") is a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. Myriad provides insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. Myriad develops and offers tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where genetic insights can significantly improve patient care and lower health care costs. The Company generates revenue by performing tests and, prior to the sale of Myriad RBM, Inc. on July 1, 2021 as described in Note 17, by providing pharmaceutical and clinical services to the pharmaceutical and biotechnology industries and medical research institutions utilizing its multiplexed immunoassay technology. The Company currently operates as a single reporting segment. The Company’s principal executive office is located in Salt Lake City, Utah.
The accompanying consolidated financial statements for the Company have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP.
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition estimates for the average expected reimbursement per test, valuation allowances for deferred income tax assets, certain accrued liabilities, stock-based compensation, purchase accounting, and impairment analysis of goodwill and long-lived assets. Actual results could differ from those estimates.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications have no impact on the total assets, total liabilities, stockholders' equity, or cash flows from operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related health care programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented approximately 14%, 17%, 16%, and 15% of total revenue for the years ended December 31, 2022 and 2021, the six-month transition period ended December 31, 2020, and the fiscal year ended June 30, 2020, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. No payor accounted for more than 10% of accounts receivable at December 31, 2022 or December 31, 2021.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents primarily consist of cash and money market deposits with financial institutions.

Restricted Cash
In certain circumstances, the Company is required to maintain cash deposit with certain banks with respect to contractual or other legal obligations, and therefore the use of these cash deposits for general operational purposes is restricted. As of December 31, 2022, restricted cash was approximately $9.5 million, of which $2.0 million was recognized as a current asset and $7.5 million was recognized as a long-term asset. As of December 31, 2021, restricted cash was approximately $1.4 million, of which $1.0 million was recognized as a current asset and $0.4 million was recognized as a long-term asset. The restricted cash amounts are largely comprised of cash held in escrow related to the Company's acquisition of Gateway Genomics, LLC ("Gateway") during the year ended December 31, 2022 and certain divestitures during the year ended December 31, 2021. The current and long-term portions are included in Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets that agrees to the amounts included in the Consolidated Statement of Cash Flows.

	December 31,			June 30,
(in millions)	2022	2021	2020	2020
Cash and cash equivalents	$56.9	$257.4	$117.0	$163.7
Restricted cash	9.5	1.4	—	—
Total cash, cash equivalents, and restricted cash	$66.4	$258.8	$117.0	$163.7
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
A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against Other income (expense) when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2022 and 2021, the transition period ended December 31, 2020 or during the fiscal year ended June 30, 2020.
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
Trade Accounts Receivable
Trade accounts receivable represents estimated receivables from customers for revenue recognized related to genetic tests. The Company does not have any off-balance-sheet credit exposure related to its customers and does not require collateral.

Property, Plant and Equipment
Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from one to fifteen years. Repairs and maintenance costs are charged to expense as incurred.
Leases
The Company acts as lessee in its lease agreements, which include operating leases for corporate offices, laboratory space, warehouse space, vehicles and certain laboratory and office equipment.
The Company determines whether an arrangement is, or contains, a lease at inception. The Company records the present value of lease payments as right-of-use (“ROU”) assets and lease liabilities on the Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments based on the present value of lease payments over the lease term. Classification of lease liabilities as either current or non-current is based on the expected timing of payments due under the Company’s obligations.
As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the lease term for up to 10 years.
The Company has taken advantage of certain practical expedients offered to registrants at adoption of Accounting Standards Codification ("ASC") 842, Leases. Lease expense for leases with a term of twelve months or less is recognized on a straight-line basis and is not included in the recognized ROU assets and lease liabilities. Further, as a practical expedient, all lease contracts are accounted for as one single lease component, as opposed to separating lease and non-lease components to allocate the consideration within a single lease contract.
Intangible Assets and Other Long-Lived Assets
Intangible and other long-lived assets are comprised of acquired licenses and technology. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life.
The Company capitalizes certain costs incurred to develop internal-use technology, including certain implementation costs incurred in cloud computing arrangements and hosting arrangements that include an internal-use software license. The Company's cloud computing arrangements or hosting arrangements are primarily service contracts related to information technology. Implementation and development costs for internal-use technology are capitalized as part of Other assets in the Consolidated Balance Sheets. After the implementation of the internal-use cloud computing software or other internal-use technology, the capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the post implementation stage of the project are expensed as incurred. As of December 31, 2022 and 2021, the Company had unamortized software costs of $7.1 million and $6.7 million, respectively. For the years ended December 31, 2022 and 2021, amortization expense for capitalized software costs was $1.2 million and $0.2 million, respectively.
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
Business Acquisitions
The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the estimated fair value of identifiable intangible assets acquired in a business combination on third-party valuations that use information and assumptions provided by the Company's management, which consider the Company's estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, estimated cost savings, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.
In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. This liability is remeasured each reporting period and the changes in the fair value are recognized in Selling, general, and administrative expenses in the Consolidated Statements of Operations.
Transaction costs associated with acquisitions are expensed as incurred in Selling, general, and administrative expenses in the Consolidated Statements of Operations. Results of operations and cash flows of acquired companies are included in the operating results from the date of acquisition.
Revenue Recognition
The Company primarily generates revenue by performing genetic testing. Testing revenues are primarily derived from the following categories of products: Hereditary Cancer (MyRisk, BRACAnalysis, BRACAnalysis CDx), Tumor Profiling (MyChoice CDx, Prolaris, and EndoPredict), Prenatal (Foresight, Prequel, and SneakPeek), and Pharmacogenomics (GeneSight). The Company previously provided pharmaceutical services and clinical services prior to the sale of Myriad RBM, Inc. in July 2021 and Privatklinik Dr. Robert Schindlbeck GmbH & Co. KG in February 2020. Prior to the sale of the Myriad myPath, LLC laboratory in May 2021 and the Myriad Autoimmune business in September 2021, the associated revenue from such businesses was included within Testing revenues. See Note 17 for a discussion of these divestitures. Revenue is recorded at the estimated transaction price. The Company has determined that the communication of test results or the completion of pharmaceutical and clinical services indicates transfer of control for revenue recognition purposes.

The following table presents detail regarding the composition of the Company’s total revenue by product type for the years ended December 31, 2022 and 2021, the transition period ended December 31, 2020, and the fiscal year ended June 30, 2020:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(In millions)	2022	2021	2020	2020
Testing revenues:
Hereditary Cancer	$305.5	$316.3	$159.3	$347.4
Tumor Profiling	128.6	120.9	33.9	48.3
Prenatal	116.4	106.8	37.6	76.7
Pharmacogenomics	127.6	93.7	29.8	74.1
Autoimmune	0.3	28.2	18.0	39.1
Other	—	0.5	1.0	1.3
Total testing revenue	678.4	666.4	279.6	586.9
Other revenue	—	24.2	20.2	51.7
Total revenue	$678.4	$690.6	$299.8	$638.6
In addition, the following tables reconcile revenue by geographical region, either U.S. or rest of world ("RoW"), to total revenue:

	Years Ended December 31,
	2022			2021
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$263.5	$42.0	$305.5	$271.0	$45.3	$316.3
Tumor Profiling	84.5	44.1	128.6	80.4	40.5	120.9
Prenatal	115.6	0.8	116.4	106.2	0.6	106.8
Pharmacogenomics	127.6	—	127.6	93.7	—	93.7
Autoimmune	0.3	—	0.3	28.2	—	28.2
Other	—	—	—	—	0.5	0.5
Total testing revenue	591.5	86.9	678.4	579.5	86.9	666.4
Other revenue	—	—	—	24.2	—	24.2
Total revenue	$591.5	$86.9	$678.4	$603.7	$86.9	$690.6

	Six-month Transition Period Ended December 31,			Year Ended June 30,
	2020			2020
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$140.9	$18.4	$159.3	$329.8	$17.6	$347.4
Tumor Profiling	28.2	5.7	33.9	39.2	9.1	48.3
Prenatal	37.4	0.2	37.6	76.4	0.3	76.7
Pharmacogenomics	29.8	—	29.8	74.1	—	74.1
Autoimmune	18.0	—	18.0	39.1	—	39.1
Other	1.0	—	1.0	1.2	0.1	1.3
Total testing revenue	255.3	24.3	279.6	559.8	27.1	586.9
Other revenue	20.1	0.1	20.2	36.4	15.3	51.7
Total revenue	$275.4	$24.4	$299.8	$596.2	$42.4	$638.6
Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company performs its obligation under a contract with a customer by processing tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company's performance of its contractual obligations. When this occurs, the Company records a contract liability as Deferred revenue in the Consolidated Balance Sheets. During the fiscal year ended June 30, 2020, the Company received approximately $29.7 million in advance Medicare payments to provide relief from the economic impacts of COVID-19 on the Company. The advanced Medicare payments were applied against services performed beginning in April 2021 and continued until the funds previously received were fully earned, which occurred during the quarter ended March 31, 2022. A reconciliation of the beginning and ending balances of deferred revenue is shown in the table below:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Deferred revenue - beginning balance	$5.2	$32.7	$32.8	$2.2
Revenue recognized	(4.9)	(40.5)	(6.1)	(7.2)
Prepayments	0.3	14.0	6.0	37.8
Divestitures	—	(1.0)	—	—
Deferred revenue - ending balance	$0.6	$5.2	$32.7	$32.8
In accordance with ASC 606, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its agreements wherein the Company’s right to payment is in an amount that directly corresponds with the value of the Company’s performance to date. In determining the transaction price, the Company includes an estimate of the expected amount of consideration as revenue. The Company applies this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled. An estimate of transaction price does not include any estimated amount of variable consideration that is constrained. In addition, the Company considers all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. In determining the expected value, the Company considers the probability of the variable consideration for each possible scenario. The Company also has significant experience with historical discount patterns and uses this experience to estimate transaction prices.

The estimate of revenue is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collections from third-party payors. When assessing the total consideration for insurance carriers and patients, revenues are further constrained for estimated refunds. The Company reserves certain amounts in Accrued liabilities in the Consolidated Balance Sheets in anticipation of requests for refunds of payments made previously by insurance carriers, which are accounted for as reductions in revenue in the Consolidated Statements of Operations and Comprehensive Loss.
Cash collections for certain tests delivered may differ from rates estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third-party payors. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the year ended December 31, 2022, the Company recognized $22.1 million in revenue, which resulted in a $0.21 impact to loss per share for tests in which the performance obligation of delivering the test results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price. During the year ended December 31, 2021, the Company recognized $15.9 million in revenue which resulted in a $0.15 impact to loss per share for tests in which the performance obligation of delivering the test results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price. Additionally, during the year ended December 31, 2021, revenue of $6.8 million was recognized due to expanded coverage for the Company's Prolaris test, for which revenue was fully constrained in a prior period. During the transition period ended December 31, 2020, the impact to revenue and loss per share for tests in which the performance obligation of delivering the test results was met in the prior period was immaterial. During the fiscal year ended June 30, 2020, the Company recognized a $9.9 million decrease in revenue, which resulted in a $(0.10) impact to loss per share for tests in which the performance obligation of delivering the tests results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third-party payors. In addition, during the fiscal year ended June 30, 2020, the Company identified an error related to prior periods for Medicare claims and reduced revenue and recorded an accrued liability for a total of $4.7 million that will be refunded to Medicare. The impact of correcting the error during that period and the impact to all prior periods was concluded to be immaterial. The correction of the error in the fiscal year ended June 30, 2020 resulted in an impact to loss per share for the fiscal year ended June 30, 2020 of $(0.05).
In accordance with ASC 606, the Company has elected to exclude from the measurement of transaction price, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for sales tax, value added tax, and certain other taxes.
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
Stock-based Payment Expense
We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with ASC 718, Compensation – Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of restricted stock units (RSUs) and performance restricted stock units (PSUs) that do not have market conditions is based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. The fair value of PSU awards that have market conditions is determined using the Monte Carlo Method. For PSUs, the Company estimates the likelihood of achievement of the performance conditions at the end of each period. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur. The fair value of shares issued under the Company's Employee Stock Purchase Plan is calculated using the Black-Scholes option-pricing model, based on assumptions including the risk-free interest rate, expected life, expected dividend yield and expected volatility. The average risk-free interest rate is determined using the U.S. Treasury rate. We determine the expected life based on the offering period of the Employee Stock Purchase Plan. The expected volatility is determined using the weighted average of daily historical volatility of the price of the Company's common stock.

Other Income (Expense)
The Company recognizes the gain or loss on its divestitures as Other income (expense) in the Consolidated Statement of Operations. During the year ended December 31, 2021, the Company recognized a net gain on divestitures of $162.0 million. See Note 17 for additional information regarding these divestitures. In addition, during the fiscal year ended June 30, 2020, the Company received approximately $14.6 million from the Provider Relief Fund under the CARES Act to reimburse the Company for health care related expenses or lost revenues that were attributable to COVID-19, which was recognized as a component of Other income (expense) in the Consolidated Statements of Operations.
Income Taxes
The Company recognizes income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.
The provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal, state, and foreign income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to recognize deferred tax assets at an amount that is more likely than not to be realized. The Company’s filings, including the positions taken therein, are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.
Earnings Per Share
Basic earnings per share (EPS) is computed based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.
The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Denominator:
Weighted-average shares outstanding used to compute basic EPS	80.6	78.0	75.0	74.3
Effect of dilutive stock options and RSUs	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	80.6	78.0	75.0	74.3
Certain outstanding options and RSUs were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Anti-dilutive options and RSUs excluded from EPS computation	4.4	4.5	6.6	5.5

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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss (in millions):

Ending balance December 31, 2021	$(4.9)
Period translation adjustments	(1.3)
Ending balance December 31, 2022	$(6.2)
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. During the year ended December 31, 2022, there have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the FASB that have or are expected to have a material impact on the Company's consolidated financial statements.
2.    MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value debt securities classified as available-for-sale securities by major security type and class of security at December 31, 2022 and December 31, 2021 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2022:
Cash and cash equivalents:
Cash	$53.6	$—	$—	$53.6
Cash equivalents	3.3	—	—	3.3
Total cash and cash equivalents	56.9	—	—	56.9
Available-for-sale:
Corporate bonds and notes	66.7	—	(1.6)	65.1
Municipal bonds	16.3	—	(0.3)	16.0
Federal agency issues	20.7	—	(0.7)	20.0
U.S. government securities	11.8	—	(0.1)	11.7
Total	$172.4	$—	$(2.7)	$169.7

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2021:
Cash and cash equivalents:
Cash	$194.2	$—	$—	$194.2
Cash equivalents	63.2	—	—	63.2
Total cash and cash equivalents	257.4	—	—	257.4
Available-for-sale:
Corporate bonds and notes	105.7	0.1	(0.2)	105.6
Municipal bonds	16.1	—	—	16.1
Federal agency issues	6.8	—	—	6.8
U.S. government securities	11.9	—	—	11.9
Total	$397.9	$0.1	$(0.2)	$397.8
Cash, cash equivalents, and maturities of debt securities classified as available-for-sale are as follows at December 31, 2022:

(in millions)	Amortized cost	Estimated fair value
Cash	$53.6	$53.6
Cash equivalents	3.3	3.3
Available-for-sale:
Due within one year	58.8	58.0
Due after one year through five years	56.7	54.8
Due after five years	—	—
Total	$172.4	$169.7
During the years ended December 31, 2022 and 2021, the transition period ended December 31, 2020, and the fiscal year ended June 30, 2020, the Company sold $28.4 million, $8.3 million, $1.6 million, and $3.4 million of investments, respectively. The amount of gross realized gains and realized losses upon sales of investments were insignificant in all periods presented. As of December 31, 2022, the Company had 118 available-for-sale debt securities in a gross unrealized loss position of $2.7 million, with a fair market value of $111.6 million. As of December 31, 2021, the Company had 100 available-for-sale debt securities in a gross unrealized loss position of $0.2 million, with a fair market value of $77.7 million. As of December 31, 2022 and December 31, 2021, the expected losses were determined to be immaterial and as such, the Company did not record an allowance for credit losses. The Company does not intend to sell these available-for-sale debt securities, and it is not more likely than not that it will be required to sell these securities prior to recovery of their amortized cost basis. Additional information relating to fair value of marketable investment securities can be found in Note 3.
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
Level 3—unobservable inputs.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.  For Level 3 contingent consideration related to the acquisitions of Sividon Diagnostics GmbH ("Sividon") and Gateway, the Company reassesses the fair value of each expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected contingent consideration liability.  This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement periods of approximately 12.5 and 2.3 years for Sividon and Gateway, respectively, utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business.  The contingent consideration liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. Changes to contingent consideration liabilities are reflected in Selling, general, and administrative expense in the Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.
The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Money market funds (a)	$3.3	$—	$—	$3.3
Corporate bonds and notes	—	65.1	—	65.1
Municipal bonds	—	16.0	—	16.0
Federal agency issues	—	20.0	—	20.0
U.S. government securities	—	11.7	—	11.7
Contingent consideration	—	—	(6.8)	(6.8)
Total	$3.3	$112.8	$(6.8)	$109.3

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Money market funds (a)	$63.2	$—	$—	$63.2
Corporate bonds and notes	—	105.6	—	105.6
Municipal bonds	—	16.1	—	16.1
Federal agency issues	—	6.8	—	6.8
U.S. government securities	—	11.9	—	11.9
Contingent consideration	—	—	(8.6)	(8.6)
Total	$63.2	$140.4	$(8.6)	$195.0
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Years Ended December 31,		Transition Period Ended December 31,	Year Ended June 30,
	2022	2021	2020	2020
Carrying amount at beginning of period	$8.6	$10.9	$6.8	$13.8
Payment of contingent consideration	(3.0)	(3.3)	(0.1)	(3.9)
Consideration recognized at acquisition	2.1	—	—	—
Change in fair value recognized in the statement of operations	(0.4)	1.8	3.5	(2.8)
Translation adjustments recognized in other comprehensive income (loss)	(0.5)	(0.8)	0.7	(0.3)
Carrying amount at end of period	$6.8	$8.6	$10.9	$6.8
4.    PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment at December 31, 2022 and December 31, 2021 were as follows:

	December 31,
(in millions)	2022	2021
Leasehold improvements	$67.9	$38.0
Equipment	124.7	112.4
Property, plant and equipment, gross	192.6	150.4
Less accumulated depreciation	(109.2)	(106.9)
Property, plant and equipment, net	$83.4	$43.5
During the year ended December 31, 2022, the Company ceased the use of certain leased Salt Lake City facilities and one of its South San Francisco facilities. As a result, the Company recognized a $3.9 million impairment on the property, plant and equipment associated with the leases, which consisted primarily of leasehold improvements. See Note 13 for further discussion.
During the year ended December 31, 2021, the Company completed the sales of Myriad RBM, Inc. and the Myriad Autoimmune business, which resulted in the disposition of $3.1 million of property, plant and equipment. See Note 17 for additional information regarding these divestitures.
The Company recorded depreciation during the respective periods as follows:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Depreciation expense	$11.6	$12.1	$5.0	$11.0

5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2022 are as follows:

(in millions)	Year Ended December 31, 2022
Beginning balance	$239.2
Goodwill acquired (see Note 16)	48.7
Translation adjustments	(1.1)
Carrying amount at end of period	$286.8
On November 1, 2022, the Company acquired Gateway. In connection therewith, the Company recognized $48.7 million of goodwill. See Note 16 for additional information on this acquisition.
The Company assessed goodwill for impairment as part of its annual goodwill testing in accordance with the appropriate guidance (see Note 1) and determined none of its reporting units were impaired as of the annual testing date. The Company did not record an impairment of goodwill for the years ended December 31, 2022 and 2021, or the transition period ended December 31, 2020.
During the fiscal year ended June 30, 2020, as a result of the effect of COVID-19 on expected future cash flows and a corresponding decline in the Company's market capitalization and enterprise value, the Company performed an interim quantitative impairment review of goodwill for the Myriad Mental Health, Myriad Autoimmune and Myriad International reporting units as of March 31, 2020. Based on this analysis, the Company recognized a goodwill impairment charge of $80.7 million related to the goodwill from the Myriad Autoimmune reporting unit. The goodwill impairment charge is reflected in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations. On July 1, 2021, the Company completed the sale of Myriad RBM, Inc., and as a result the goodwill attributable to the Myriad RBM reporting unit is no longer held by the Company. In addition, on September 13, 2021, select operating assets and intellectual property, including the Vectra® test, from the Myriad Autoimmune business unit were sold. As a result of this divestiture, the goodwill attributable to the Myriad Autoimmune reporting unit is no longer held by the Company.
During the fiscal year ended June 30, 2020, the Company also recognized a $1.3 million impairment charge for goodwill allocated to the Clinic asset group that is included in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations.
Intangible Assets
Intangible assets have primarily consisted of amortizable assets of developed technologies, customer relationships, and trademarks as well as a non-amortizable intangible asset of in-process research and development. On November 1, 2022, the Company acquired Gateway. As part of the acquisition, the Company acquired customer relationships, trademarks, and developed technologies of $1.6 million, $6.1 million, and $10.1 million, respectively. See Note 16 for additional information on this acquisition.
The Company's developed technologies have estimated remaining useful lives of 8 and 13 years. The Company's trademarks and customer relationships acquired have an estimated remaining useful life of approximately 10 years. Prior to the sale of Myriad RBM, Inc., the estimated useful life of acquired in-process research and development was also evaluated in conjunction with the annual impairment analysis of intangible assets. The classification of the acquired in-process research and development as an indefinite lived asset was deemed appropriate during prior years as the related research and development was not yet complete nor had it been abandoned. During the fiscal year ended June 30, 2020, the Company decided to abandon the development of one of its in-process research and development intangible assets, and as a result the Company recognized a charge of $17.7 million, which is reflected in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations. The Company concluded there was no impairment of long-lived intangible assets for the years ended December 31, 2022 and 2021 or the transition period ended December 31, 2020.

The following tables summarize the amounts reported as intangible assets (in millions):

At December 31, 2022:	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Weighted-Average Remaining Useful Life (in Years)
Developed technologies	$625.0	$(252.9)	$372.1	14.4	9.1
Customer relationships	1.6	—	1.6	10.0	9.8
Trademarks	6.1	(0.1)	6.0	10.0	9.8
Total intangible assets	$632.7	$(253.0)	$379.7	14.4	9.1

At December 31, 2021:	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Weighted-Average Remaining Useful Life (in Years)
Developed technologies	$616.6	$(212.5)	$404.1	14.6	10.2
Total intangible assets	$616.6	$(212.5)	$404.1	14.6	10.2
The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Amortization of intangible assets	$41.1	$50.7	$30.8	$61.0
Future amortization expense of intangible assets as of December 31, 2022 is estimated to be as follows (in millions):

Years Ended December 31,	Amortization Expense
2023	$42.8
2024	42.8
2025	42.8
2026	42.8
2027	42.8
Thereafter	165.7
Total	$379.7
6.    ACCRUED LIABILITIES
The Company's accrued liabilities at December 31, 2022 and December 31, 2021 were as follows:

	December 31,
(in millions)	2022	2021
Employee compensation and benefits	$41.2	$52.8
Legal charges pending settlement	—	62.0
Accrued taxes payable	4.8	4.0
Refunds payable and reserves	19.3	9.8
Short-term contingent consideration	—	3.2
Deferred revenue	0.6	5.2
Accrued royalties	4.8	5.4
Other accrued liabilities	23.6	19.3
Total accrued liabilities	$94.3	$161.7

7.    LONG-TERM DEBT
On December 23, 2016, the Company entered into a senior secured revolving credit facility (the “Facility”) as borrower, with the lenders from time to time party thereto. On July 31, 2018, the Company entered into Amendment No. 1 to the Facility, which effected an “amend and extend” transaction with respect to the Facility by which the maturity date thereof was extended to July 31, 2023 (the "Maturity Date") and the maximum aggregate principal commitment was increased from $300.0 million to $350.0 million.  On May 1, 2020, the Company entered into Amendment No. 2 to the Facility, which waived the Company’s compliance with certain covenants and modified the interest rate and other terms during the modification period from March 31, 2020 through June 30, 2021 (as modified, the "Modification Period”). This amendment included a modification to the leverage covenant and the interest coverage ratio covenant, which were waived through March 31, 2021, as well as revisions to certain negative covenants of the Facility during the Modification Period. On February 22, 2021, the Company entered into Amendment No. 3 to the Facility, which waived compliance with the leverage ratio and the interest coverage ratio covenants through the quarter ended March 31, 2022 and also lowered the minimum liquidity covenant (which was added by Amendment No. 2) to $150 million, and made it applicable through such quarter. Amendment No. 3 also restricted the Company from borrowing under the Facility if unrestricted cash, cash equivalents and marketable investment securities exceed $150.0 million, unless such borrowings are in connection with permitted acquisitions, decreased the maximum aggregate principal commitment from $350.0 million to $300.0 million, with a further reduction in the maximum aggregate principal commitment from $300.0 million to $250.0 million by September 30, 2021, extended the Modification Period for an additional year through June 30, 2022, and revised certain negative covenants in connection with the extension. The amendments were accounted for as modifications pursuant to guidance in ASC 470-50, Debt. On July 26, 2022, the Company entered into Amendment No. 4 to the Facility (the "Amended Facility"), which extended the Modification Period through the Maturity Date, decreased the maximum aggregate principal commitment from $250.0 million to $200.0 million, with a further reduction to $150.0 million as of December 31, 2022, waived compliance with the leverage ratio and interest coverage ratio covenants through the Maturity Date, and provided for monthly reporting of the Company's liquidity if the total revolving credit exposure is greater than $0, without giving effect to the dollar amount of any letter of credit exposure not in excess of $5.0 million.
Covenants in the Amended Facility impose operating and financial restrictions on the Company. These restrictions may prohibit or place limitations on, among other things, the Company’s ability to incur additional indebtedness under the Amended Facility or otherwise, create certain types of liens, and complete mergers, consolidations, or change in control transactions. The Amended Facility may also prohibit or place limitations on the Company’s ability to sell assets, pay dividends or provide other distributions to stockholders.
The Amended Facility contains customary loan terms, interest rates, representations and warranties, and affirmative and negative covenants, subject to customary limitations, exceptions and exclusions. The Amended Facility also contains certain customary events of default. Amendment No. 2 modified the Facility to increase the interest rate to be fixed at a spread of LIBOR plus 350 basis points on drawn balances and the undrawn fee was increased to 50 basis points during the Modification Period. Amendment No. 4 replaced the option to make Eurodollar borrowings, which bore interest by reference to the LIBOR rate, with term benchmark loans, which will bear interest by reference to the secured overnight financing rate ("SOFR"). Amendment No. 4 did not modify the applicable margins and undrawn fee amounts. The interest rate for term benchmark loans continues to be fixed at a spread of SOFR plus 350 basis points on drawn balances and undrawn fees continue to be 50 basis points. The SOFR floor was revised to 0.0%. The Company was in compliance with all applicable financial covenants at December 31, 2022.
During the year ended December 31, 2021, the Company made principal repayments totaling $226.4 million to pay off the remaining outstanding balances on the Amended Facility. As a result, the Company had no outstanding balances under the Amended Facility as of December 31, 2022.
8.    OTHER LONG-TERM LIABILITIES
The Company's other long-term liabilities at December 31, 2022 and December 31, 2021 were as follows:

	December 31,
(in millions)	2022	2021
Contingent consideration	$6.8	$5.4
Other	7.7	0.2
Total other long-term liabilities	$14.5	$5.6

The Company’s balance of other long-term liabilities as of December 31, 2022 and 2021 consisted primarily of the long-term portion of contingent consideration related to the acquisitions of Sividon and Gateway and restricted cash related to the acquisition of Gateway. See Note 16 for additional information on the Gateway acquisition.
9.    PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at December 31, 2022 and December 31, 2021.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 81.2 million and 80.0 million shares of common stock issued and outstanding at December 31, 2022 and 2021, respectively.
Shares of common stock issued and outstanding

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Beginning common stock issued and outstanding	80.0	75.4	74.7	73.5
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plans	1.2	4.6	0.7	1.2
Common stock issued and outstanding at end of period	81.2	80.0	75.4	74.7

Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 million of the Company’s outstanding common stock. The Company may repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company’s management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of December 31, 2022, the Company had $110.7 million remaining on its current share repurchase authorization. No shares were repurchased during the years ended December 31, 2022 and 2021 under this authorization.
10.    STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”).  The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee of the Board of Directors, to make grants of restricted and unrestricted stock and stock unit awards to employees, consultants and directors. Stockholders have approved amendments to the 2017 Plan increasing the shares available to grant. As of December 31, 2022, the Company had 1.9 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan. To the extent that awards outstanding under the Company's prior equity plans expire or are cancelled without delivery of shares of common stock, the shares of common stock underlying these awards also will be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or a committee thereof on an award-by-award basis. RSUs granted to employees generally vest either ratably over four years or as a cliff vesting after three years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of PSUs awarded to certain employees may be increased or may be reduced based on certain additional performance and market metrics. RSUs granted to non-employee directors vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant. Options granted to the Company's President and Chief Executive Officer as an inducement to his employment expire seven years from the grant date.

The performance and market conditions associated with PSU awards granted during the year ended December 31, 2022 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for these awards is January 1, 2022 through December 31, 2024. The Company estimates the likelihood of achievement of performance conditions at the end of each period. The portion of the awards pertaining to relative total stockholder return represent market conditions and, accordingly, the estimated fair value of such awards are recognized over the performance period. The Company has also assessed that as of December 31, 2022, the performance conditions for the remaining two performance targets (revenue and adjusted earnings per share) are considered probable of being achieved and, accordingly, these portions of the awards are also being expensed over the performance period. During the transition period ended December 31, 2020, the Company granted stock-based awards to the Company's President and Chief Executive Officer as an inducement material to his commencement of employment and entry into an employment agreement with the Company. The inducement awards are included in the tables presented below.
Stock Options
A summary of the stock option activity under the Company's equity plans, and inducement awards for the year ended December 31, 2022 is as follows:

(number of shares in millions)	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Options outstanding at December 31, 2021	1.4	$20.38
Less:
Options exercised	—	26.22
Options canceled or expired	(0.7)	26.99
Options outstanding at December 31, 2022	0.7	13.38	4.62
Options exercisable at December 31, 2022	0.4	13.38	4.62
Options vested and expected to vest	0.7	$13.38	4.62
There were no options granted during the years ended December 31, 2022 and 2021 and June 30, 2020. During the transition period ended December 31, 2020, 0.7 million options were granted to the Company's President and Chief Executive Officer, with a weighted average grant fair value of $13.38 and as of December 31, 2022, these were the only options outstanding.
Restricted Stock Units
A summary of the RSU awards activity under the Company's equity plans and inducement awards, including PSU awards for the year ended December 31, 2022, is as follows:

	2022
(number of shares in millions)	Number of shares	Weighted average grant date fair value
RSUs unvested and outstanding at December 31, 2021	3.1	$24.96
RSUs granted	2.3	25.78
Less:
RSUs vested	(1.2)	25.32
RSUs canceled	(0.5)	26.83
RSUs unvested and outstanding at December 31, 2022	3.7	$25.08
The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2022 and 2021, the transition period ended December 31, 2020, and the fiscal year ended June 30, 2020 was $25.78, $29.83, $13.69 and $27.96, respectively.
The fair value of RSUs that vested during the years ended December 31, 2022 and 2021, the transition period ended December 31, 2020, and the fiscal year ended June 30, 2020 was $31.0 million, $22.6 million, $29.1 million and $32.4 million, respectively.

Stock-based compensation expense recognized and included in the Consolidated Statements of Operations was allocated as follows:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Cost of testing revenue	$1.7	$1.5	$0.6	$1.2
Cost of other revenue	—	0.1	0.1	0.3
Research and development expense	5.2	4.2	2.4	5.0
Selling, general, and administrative expense	31.2	30.5	11.8	18.7
Total stock-based compensation expense	$38.1	$36.3	$14.9	$25.2
As of December 31, 2022, there was $64.3 million of total unrecognized stock-based compensation expense that will be recognized over a weighted-average period of 2.0 years. The Company recognizes forfeitures as they occur.
The aggregate intrinsic value of options outstanding, aggregate intrinsic value of options that are fully vested and aggregate intrinsic value of RSUs vested and expected to vest is as follows:

(in millions)	As of December 31, 2022
Aggregate intrinsic value of options outstanding	$0.8
Aggregate intrinsic value of options fully vested	0.4
Aggregate intrinsic value of RSUs outstanding	54.0
The total intrinsic value of options exercised was as follows:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Total intrinsic value of options exercised	$—	$29.2	$0.5	$8.8
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors of the Company on September 23, 2021 and the stockholders on June 2, 2022 (the “Amended and Restated 2012 Purchase Plan”), under which 4.0 million shares of common stock were authorized. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. As of December 31, 2022, 1.7 million shares of common stock were available for issuance under the Amended and Restated Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the periods reported are as follows:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Shares purchased under the plans	0.3	0.2	0.1	0.3
Plan compensation expense	$1.9	$1.5	$0.6	$1.7

The fair value of shares issued under the Amended and Restated 2012 Purchase Plan that was in effect for each period reported was calculated using the Black‑Scholes option-pricing model using the weighted-average assumptions below. Each of these inputs is subjective and its determination generally requires significant judgment.

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
	2022	2021	2020	2020
Risk-free interest rate	1.4%	0.1%	0.2%	1.8%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected volatility	53%	60%	94%	99%
11.    INCOME TAXES
Income tax benefit consists of the following:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Current:
Federal	$(0.5)	$(1.9)	$(75.8)	$26.6
State	1.9	3.6	(0.6)	4.9
Foreign	0.5	0.1	0.2	0.5
Total current	1.9	1.8	(76.2)	32.0
Deferred:
Federal	(25.8)	(33.7)	39.1	(51.5)
State	(4.8)	5.1	(3.4)	(4.1)
Foreign	(2.9)	0.1	(0.5)	(3.6)
Change in valuation allowance	3.0	(3.2)	—	3.5
Total deferred	(30.5)	(31.7)	35.2	(55.7)
Total income tax benefit	$(28.6)	$(29.9)	$(41.0)	$(23.7)
Loss before income taxes consists of the following:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
United States	$(141.3)	$(53.8)	$(101.8)	$(240.9)
Foreign	0.7	(3.3)	7.7	17.6
Total	$(140.6)	$(57.1)	$(94.1)	$(223.3)

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,				Six-month Transition Period Ended December 31,		Year Ended June 30,
(in millions)	2022		2021		2020		2020
Federal income tax expense at the statutory rate	$(29.5)	21.0%	$(12.0)	21.0%	$(19.8)	21.0%	$(46.9)	21.0%
State income taxes, net of federal benefit	(3.3)	2.3%	(1.8)	3.2%	(1.2)	1.3%	4.0	(1.8)%
Research and development credits	(3.5)	2.5%	2.5	(4.4)%	(1.3)	1.4%	(2.8)	1.3%
Uncertain tax positions	0.6	(0.4)%	(3.0)	5.3%	0.6	(0.7)%	1.5	(0.7)%
Incentive stock option and employee stock purchase plan expense	2.5	(1.8)%	0.7	(1.2)%	2.5	(2.7)%	(0.2)	0.1%
Foreign rate differential	—	—%	0.5	(0.9)%	(2.1)	2.2%	0.7	(0.3)%
Change in valuation allowance	2.6	(1.8)%	(3.2)	5.6%	(0.3)	0.3%	3.5	(1.7)%
CARES Act	—	—%	2.7	(4.7)%	(20.7)	22.0%	—	—%
Non-deductible meals and entertainment	—	—%	0.1	(0.2)%	0.5	(0.5)%	1.8	(0.8)%
Non-deductible officer compensation	3.5	(2.5)%	3.3	(5.8)%	0.1	(0.1)%	1.6	(0.7)%
Asset impairment	—	—%	—	—%	—	—%	12.6	(5.6)%
Non-deductible legal settlement	—	—%	2.5	(4.5)%	—	—%	—	—%
Acquisitions, dispositions, and contingent consideration	(0.1)	0.1%	(23.0)	40.3%	0.7	(0.7)%	(0.3)	0.1%
Other, net	(1.4)	0.9%	0.8	(1.4)%	—	—%	0.8	(0.3)%
Total income tax benefit	$(28.6)	20.3%	$(29.9)	52.3%	$(41.0)	43.5%	$(23.7)	10.6%

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$66.6	$67.2
Deferred revenue	0.2	1.2
Stock compensation expense	3.6	4.5
Research and development credits	19.9	17.3
Lease liability	35.2	22.4
Section 174 capitalized costs	21.2	—
Accrued expenses and liabilities	10.8	14.2
Other, net	3.4	4.5
Total gross deferred tax assets	160.9	131.3
Less valuation allowance	(42.4)	(38.5)
Total deferred tax assets	118.5	92.8
Deferred tax liabilities:
Intangible assets	93.8	104.9
Lease right-of-use assets	25.4	20.2
Property, plant and equipment	2.8	3.5
Total deferred tax liabilities	122.0	128.6
Net deferred tax liability	$(3.5)	$(35.8)
The Tax Cuts and Jobs Act (TCJA), passed in 2017, amended Section 174 of the Internal Revenue Code to require that specific research and experimental (R&E) expenditures be capitalized and amortized over five years for U.S. R&E expenditures or 15 years for non-US R&E expenditures beginning in the Company’s fiscal year ended December 31, 2022. Although Congress has considered legislation that would defer, modify or repeal the capitalization and amortization requirement, there is no assurance that the provision will be deferred, repealed or otherwise modified. If the requirement is not modified, the Company may be required to utilize some of its federal and state tax attributes and there may be increases to state cash taxes or tax expense.
The Company has incurred a cumulative three-year loss. Pursuant to ASC 740, Income Taxes, the negative evidence of a cumulative loss may be difficult to overcome. However, the Company will have significant future taxable income resulting from the reversal of taxable temporary differences. Primarily due to the availability of such expected future taxable income, the Company concluded that it is more likely than not that the benefits of the majority of its deferred income tax assets will be realized. However, for certain deferred tax assets a valuation allowance has been established, primarily due to limitations imposed by Section 382 of the Internal Revenue Code and certain jurisdictional limitations. For the year ended December 31, 2022, the Company's valuation allowance increased by $3.9 million, primarily due to the anticipated inability to utilize deferred tax assets related to state attributes and credits.

At December 31, 2022, the Company had the following net operating loss and research credit carryforwards (tax effected), with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated (in millions):

Carryforwards	Amount	Subject to sections 382, 383	Expires beginning in year	Through
Federal net operating loss	$26.6	Yes	2033	Indefinite
Federal capital loss	13.5	No	2026	2026
Utah net operating loss	2.8	No	2023	Indefinite
California net operating loss	4.4	Yes	2029	2041
Other state net operating loss	7.7	Yes	Various	Various
Foreign net operating losses (various jurisdictions)	11.6	No	Various	Various
Federal research credit	8.7	Yes	2027	2042
Utah research credit	6.9	No	2023	2036
California research credit	4.4	No	Indefinite	Indefinite
Due to the cumulative losses that have been incurred to date in foreign operations, the changes of the Tax Cuts and Jobs Act and the election to treat its foreign subsidiaries as disregarded entities, no deferred taxes related to the Company’s foreign operations have been recorded. For those foreign entities for which an election has been made to be treated as disregarded for U.S. tax purposes, the appropriate U.S. jurisdiction deferred tax assets and liabilities have been recorded.
The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria as set forth in ASC 740. As of December 31, 2022, the Company had net unrecognized tax benefits of $31.9 million. The Company’s gross unrecognized tax benefits as of the years ended December 31, 2022 and 2021, the transition period ended December 31, 2020 and the fiscal year ended June 30, 2020, and the changes in those balances are as follows:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Unrecognized tax benefits at the beginning of period	$32.1	$37.6	$23.5	$21.7
Gross increases - current year tax positions	0.9	1.4	13.9	1.6
Gross increases - prior year tax positions	1.6	1.1	1.0	0.7
Gross decreases - prior year tax positions	(2.0)	(2.8)	(0.1)	—
Gross decreases - settlements	(0.7)	(5.1)	—	—
Gross decreases - statute lapse	—	(0.1)	(0.7)	(0.5)
Unrecognized tax benefits at end of year	$31.9	$32.1	$37.6	$23.5
Interest and penalties in year-end balance	$4.1	$3.3	$2.2	$1.4
Interest and penalties related to uncertain tax positions are included as a component of Income tax benefit and all other interest and penalties are included as a component of Other income (expense) in the Consolidated Statements of Operations.
The Company files U.S. federal, foreign and state income tax returns in jurisdictions with various statutes of limitations. The Company is currently under audit by the state of California for years ended June 30, 2017 and 2018.  Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

12.    COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in various disputes, claims and legal actions, including class actions and other litigation, including the matters described below, arising in the ordinary course of business. Such actions may include allegations of negligence, product or professional liability or other legal claims, and could involve claims for substantial compensatory and punitive damages or claims for indeterminate amounts of damages. The Company is also involved, from time to time, in investigations by governmental agencies regarding its business which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of the government or private payors. The Company has received subpoenas from time to time related to billing or other practices based on the False Claims Act or other federal and state statutes, regulations or other laws.
The Company intends to defend its current litigation matters, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition, results of operations or cash flows.
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
As of December 31, 2022, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Securities Class Action
On September 27, 2019, a class action complaint was filed in the U.S. District Court for the District of Utah, against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Chief Financial Officer, R. Bryan Riggsbee (Defendants). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company's former Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding the Company's business, operations, and acquisitions.  The lead plaintiff seeks the payment of damages allegedly sustained by it and the purported class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees. On March 16, 2021, the U.S. District Court for the District of Utah denied the Company's motion to dismiss. On December 1, 2021, the U.S. District Court for the District of Utah granted plaintiff's motion for class certification. The parties currently are engaged in discovery.
Stockholder Derivative Actions
On August 9, 2021, a stockholder derivative complaint was filed in the Delaware Court of Chancery against the Company's former President and Chief Executive Officer, Mark C. Capone, its Chief Financial Officer, R. Bryan Riggsbee, its former Executive Vice President of Clinical Development, Bryan M. Dechairo, and certain of the Company's current and former directors, Lawrence C. Best, Walter Gilbert, John T. Henderson, Heiner Dreismann, Dennis Langer, Lee N. Newcomer, S. Louise Phanstiel, and Colleen F. Reitan (collectively, the Individual Defendants), and the Company, as nominal defendant. The complaint is premised upon similar allegations as set forth in the securities class action, including that the Individual Defendants made false and misleading statements regarding the Company's business and operations. The plaintiff, Donna Hickock, asserts breach of fiduciary duty and unjust enrichment claims against the Individual Defendants and seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged breaches, or disgorgement or restitution, from each of the Individual Defendants, plus interest. Plaintiff Hickock also seeks legal and other costs and fees relating to this action. On November 19, 2021, this action was stayed by the Delaware Court of Chancery pending the resolution of the securities class action lawsuit.

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
On September 17, 2021, a stockholder derivative complaint was filed in the U.S. District Court in the District of Delaware against the Individual Defendants, and the Company, as nominal defendant. The action is premised upon similar allegations as set forth in the securities class action and Hickock stockholder derivative action. The plaintiff, Karen Marcey, asserts that the Individual Defendants violated U.S. securities laws and breached their fiduciary duties, and also asserts unjust enrichment, waste of corporate assets and insider trading claims against all or some of the Individual Defendants. Plaintiff Marcey seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged violations and restitution from the Individual Defendants, plus interest and, on behalf of herself, legal and other costs and fees relating to this action. On January 4, 2022, this action was stayed by the U.S. District Court for the District of Delaware pending the resolution of the securities class action lawsuit.
Other Legal Proceedings
On December 21, 2020, Ravgen, Inc. filed a lawsuit against the Company and its wholly owned subsidiary, Myriad Women's Health, Inc., in the U.S. District Court for the District of Delaware, alleging infringement of two Ravgen-owned patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, injunctive relief, and recovery of attorney's fees and costs. Various third parties have filed challenges to the validity of the asserted patents with the U.S. Patent and Trademark Office, which challenges have been instituted for review. On March 14, 2022, the case was stayed pending the outcome of the first of these validity challenges. On February 13, 2022, the court lifted the stay and litigation of the case has resumed.
On February 3, 2022, a purported class action lawsuit was filed against the Company in the U.S. District Court in the Northern District of California by Ashley Carroll. Plaintiff alleges, among other things, that the Company made false statements about the accuracy of its Prequel prenatal screening test. The complaint seeks unspecified monetary damages and injunctive relief. On April 1, 2022, the Company filed a motion to dismiss the lawsuit. On May 2, 2022, the plaintiff amended her complaint. On June 2, 2022, the Company filed a motion to dismiss the amended complaint. On July 26, 2022, the court granted and denied in part the Company's motion to dismiss the amended complaint. As part of the court's order, plaintiff was granted leave to file a second amended complaint. The plaintiff filed a second amended complaint on August 16, 2022. On September 6, 2022, the Company filed a motion to dismiss the second amended complaint. On November 9, 2022, the Court granted and denied in part the Company's motion to dismiss the second amended complaint.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
13.    LEASES
The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from one to fifteen years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options, which allows the Company to, at its election, renew or extend the lease for a fixed period of time. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. During the twelve months ended December 31, 2022, in an effort to reduce its real estate footprint, the Company ceased the use of certain of its leased Salt Lake City facilities and one of its South San Francisco facilities. As a result, the Company recorded an impairment charge on ROU assets of $13.0 million and an impairment charge of $3.9 million on the related property, plant and equipment, which consisted primarily of leasehold improvements. The total $16.9 million impairment is included in Goodwill and long-lived asset impairment charges in the Consolidated Statement of Operations.

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the year ended December 31, 2022, the Company incurred $22.1 million in lease costs which are included in operating expenses in the Consolidated Statements of Operations in relation to these operating leases. Of such lease costs, $3.2 million was variable lease expense, which was not included in the measurement of the Company's operating ROU assets and lease liabilities. The variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components. For the year ended December 31, 2021, the Company incurred $20.7 million in lease costs which are included in operating expenses in the Consolidated Statements of Operations in relation to these operating leases. Of such lease costs, $3.2 million was variable lease expense, which was not included in the measurement of the Company's operating ROU assets and lease liabilities.
In the first quarter of 2022, the Company entered into a non-cancelable operating lease for approximately 230,000 square feet in west Salt Lake City, Utah. The lease has a term of 15 years, which, along with rent payments, are expected to commence in the third quarter of 2023. The Company will take possession of the leased facility in phases, which began in the three months ended June 30, 2022. As a result, the Company has recognized the related lease balances for the phase, or portion, of the leased facility that the Company has taken possession of, and will recognize the additional phases of the leased facility as possession occurs. As of December 31, 2022, the Company has recognized an approximately $13.9 million ROU asset and corresponding lease liability, net of tenant improvement allowance not yet received. Total future rent payments under the lease are approximately $78.0 million.
The Company also took possession of a lease for approximately 63,000 square feet in South San Francisco, California with a term of 10 years, which, along with rent payments, are expected to commence in the third quarter of 2023. As a result, the Company recognized the related ROU asset and lease liability, net of tenant improvement allowance not yet received, of $30.7 million in the Consolidated Balance Sheets as of December 31, 2022. Total future rent payments under the lease are approximately $58.8 million.
As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in millions):

Year Ended:
2023	$20.2
2024	23.8
2025	17.9
2026	16.3
2027	15.0
Thereafter	92.6
Total future lease payments	185.8
Less: amounts representing interest	(18.9)
Present value of future lease payments	166.9
Less: leases not yet commenced	(21.9)
Less: current maturities of operating lease liabilities	(14.1)
Noncurrent operating lease liabilities	$130.9
As of December 31, 2022, the weighted average remaining lease term is 10.3 years and the weighted average discount rate used to determine the operating lease liability was 5.87%.
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
The Company’s recorded contributions to the plan are as follows:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Deferred savings plan contributions	$9.0	$8.4	$4.0	$7.1
15.    SEGMENT AND RELATED INFORMATION
The Company’s business is aligned with how the chief operating decision maker ("CODM") reviews performance and makes decisions in managing the Company. On July 1, 2021, the Company completed the divestiture of Myriad RBM, Inc., and, as a result, now operates a single reporting segment. Prior to the sale, the Myriad RBM, Inc. operating segment was included in the Company’s previously reported "other" segment. The Company’s remaining operations have been aggregated into a single reporting segment, which primarily provides testing that helps assess an individual’s risk for developing disease or disease progression and guides treatment decisions across medical specialties where genetic insights can significantly improve patient health care and lower health care costs, and includes corporate services such as finance, human resources, legal and information technology. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The CODM evaluates segment performance based on operating income (loss).
The following table reconciles assets by geographical region to total assets:

	December 31,
(in millions)	2022	2021
Net equipment, leasehold improvements and property:
United States	$81.9	$41.6
Rest of world	1.5	1.9
Total	$83.4	$43.5
Total assets:
United States	$983.4	$870.8
Rest of world	45.6	51.1
Total	$1,029.0	$921.9
Cash, cash equivalents, and marketable investment securities	169.7	398.8
Total	$1,198.7	$1,320.7
16.    BUSINESS ACQUISITION
On November 1, 2022, the Company acquired all of the membership interests of Gateway, a San Diego-based personal genomics company and developer of consumer genetic tests that give families insight into their future children.
The acquisition date fair value of the consideration transferred was $68.7 million. Cash consideration amounted to $66.6 million, of which $8.5 million was deposited for general representation and warranty and working capital adjustment purposes in an escrow account, legally owned by the Company. The remaining consideration included contingent cash consideration with a fair value of $2.1 million. The contingent consideration is classified as a liability and has a maximum value of up to $32.5 million based on the achievement of certain performance-based targets. The acquisition date fair value of the contingent consideration was based on the Monte Carlo Method, utilizing various pay-out scenarios that factor in forecasted revenue, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and Prequel and FirstGene test volumes that directly result from the sale of the SneakPeek Gender DNA Test relative to targets for fiscal 2023 and 2024.

The acquisition is being accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The significant assumptions used in the model to estimate the value of the intangible assets included projected cash flows, discount rates, net working capital and long-term growth rate. The initial allocation of the consideration transferred is based on a preliminary valuation and is subject to adjustments. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities assumed, as well as tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized.
Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $48.7 million was recorded. The goodwill recognized is primarily attributable to the expected synergies to be achieved from the business combination and is deductible for income tax purposes. The following table summarizes the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	Estimated fair value
Identifiable assets acquired
Current assets	$1,053
Inventory	1,900
Intangible assets
Developed technology	10,100
Trademarks	6,100
Customer relationships	1,600
Total intangible assets	17,800
Other non-current assets	161
Total identifiable assets acquired	20,914
Liabilities assumed
Accounts payable	(246)
Accrued liabilities	(693)
Total liabilities assumed	(939)
Net identifiable assets acquired	19,975
Goodwill	48,723
Total fair value of Purchase Price	$68,698
Identifiable Intangible Assets
The fair values of the identifiable intangible assets and related useful lives were determined using an income approach discounting expected future cash flows to present value at a discount rate of 15.5%. The discount rate was based on the estimated internal rate of return for the acquisition and represents the rate that market participants might use to value the intangible assets. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives. The estimated useful life of the customer relationships and trademarks is 10 years and the estimated useful life of the developed technology is 8 years.
Transactions Separate From the Business Acquisition
In connection with the business acquisition, the Company also recognized certain transactions which were accounted for separately from the acquisition of assets and assumptions of liabilities in the business acquisition. Compensation expense of $1.9 million was paid at the closing of the transaction pursuant to a retention arrangement with Gateway employees that was negotiated in connection with their retention by the Company. Receipt of the additional amounts available under the retention arrangement is contingent upon future service from the employees and the achievement of certain performance-based targets related to revenue and EBITDA. The $1.9 million of compensation expense is recognized in Selling, general, and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2022.

The Company also incurred approximately $3.1 million of acquisition-related costs in connection with the acquisition of Gateway, which has been recognized as an expense in Selling, general, and administrative expense in the Consolidated Statement of Operations in the period incurred.
Pro Forma Information (Unaudited)
The unaudited pro forma results presented below include the effects of Gateway acquisition as if it had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, which includes adjustments related to the amortization of acquired intangible assets, interest income and expense, and depreciation.
The unaudited pro forma results do not reflect any operating efficiency or potential cost savings that may result from the consolidation of Gateway with the Company. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations and are not necessarily indicative of results that might have been achieved had the acquisition been consummated as of January 1, 2021. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma earnings.

	Years Ended December 31,
(in thousands)	2022	2021
Revenue	$695,632	$709,132
Net loss	(112,185)	(28,686)
Revenue and net loss from Gateway included in the Company's Consolidated Statements of Operations since the acquisition date through December 31, 2022 is $3.3 million and $2.8 million, respectively. Of the $2.8 million net loss recognized, $1.9 million is the compensation expense paid at the closing of the transaction discussed above.
17.    DIVESTITURES
On May 28, 2021, the Company completed the sale of the Myriad myPath, LLC laboratory to Castle Biosciences, Inc. for cash consideration of $32.5 million. The transaction was accounted for as a sale of assets and the Company recognized a gain of $31.2 million, net of transaction costs of $1.3 million, in Other income (expense) in the Consolidated Statements of Operations.
On July 1, 2021, the Company completed the sale of Myriad RBM, Inc., then a wholly owned subsidiary of the Company, to IQVIA RDS, Inc., for cash consideration of $197.0 million. The transaction was accounted for as a sale of a business and the Company recognized a gain of $121.0 million, net of transaction costs of $4.8 million, in Other income (expense) in the Consolidated Statements of Operations.
On September 13, 2021, the Company completed the sale of select operating assets and intellectual property, including the Vectra test, from the Myriad Autoimmune business unit to Laboratory Corporation of America Holdings for cash consideration of $150.0 million. The transaction was accounted for as a sale of a business and the Company recognized a loss of $0.6 million, net of transaction costs of $4.4 million, in Other income (expense) in the Consolidated Statements of Operations.
The operating results of these businesses do not qualify for reporting as discontinued operations.
Inventory
In connection with the divestiture transactions, the Company recognized losses of $5.2 million and $6.5 million for a non-cancelable inventory purchase commitment and inventory, respectively, during the year ended December 31, 2021, as the Company no longer had use for the goods. Both of these losses are included in Other income (expense) in the Consolidated Statements of Operations for the year ended December, 2021.

The following table details the amounts recognized in Other income (expense) for the year ended December 31, 2021:

(in millions)	Year Ended December 31, 2021
Gain on sale of Myriad RBM, Inc.	$121.0
Gain on sale of the Myriad myPath, LLC laboratory	31.2
Loss on inventory	(11.7)
Loss on sale of Myriad Autoimmune assets	(0.6)
Other	(0.6)
Total other income (expense)	$139.3
18.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the respective periods are as follows:

	Years Ended December 31,		Six-month Transition Period Ended December 31,	Year Ended June 30,
(in millions)	2022	2021	2020	2020
Cash paid for income taxes	$1.8	$4.6	$1.8	$1.0
Cash paid for interest	—	4.4	5.2	9.5
Cash received for income tax receivables	—	90.0	—	—
Non-cash investing and financing activities:
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$46.9	$41.8	$—	$74.5
Operating lease liabilities	(46.9)	(48.1)	—	(78.8)
Tenant improvement allowance not yet received	22.9	—	—	—
Purchases of property, plant and equipment in accounts payable and accrued liabilities	10.0	—	—	—
Accrued liabilities and other long-term liabilities	—	—	—	4.3

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.    CONTROLS AND PROCEDURES
1.    Disclosure Controls and Procedures
We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.
As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We have evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this assessment, management concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.
3.    Remediation of Previously Reported Material Weakness
Discrete Tax Transaction
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
Information Technology General Controls ("ITGCs")
The material weakness in our internal control over financial reporting related to general information technology controls for information systems identified in connection with the preparation of the financial statements as of December 31, 2021 has been remediated. Specifically, the material weakness resulted from the aggregation of control deficiencies related to systems supporting the Company's internal control processes. Our IT-dependent business process controls were also deemed ineffective because they could have been adversely impacted. While the control deficiency did not result in a misstatement to the consolidated financial statement, the material weakness could have resulted in a misstatement impacting account balances or disclosures that would have resulted in a material misstatement to the consolidated financial statements that would not have been prevented or detected on a timely basis. This material weakness has been remediated as of December 31, 2022.
To improve our internal control over financial reporting and remediate this prior period material weakness, we took the following actions:
•We conducted additional training for our IT personnel to ensure a clear understanding of risk assessment, controls and monitoring activities related to automated processes and systems and ITGCs related to financial reporting.
•We implemented improved IT policies, procedures and control activities for key systems which impact our financial reporting.
•We increased resources dedicated to monitoring ITGCs related to financial reporting, including additional personnel with the appropriate level of knowledge, experience and training, to ensure compliance with policies and procedures.
•We hired a third-party to assist with the implementation of, and to review and provide feedback on, our remediation plan. In addition, the third-party advised us on best practices to further strengthen our IT control environment.
4.     Change in Internal Control over Financial Reporting
Except as discussed above under "Remediation of Previously Reported Material Weakness," there were no changes in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
5.    Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Myriad Genetics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myriad Genetics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021, the six month period ended December 31, 2020 and the year in the period ended June 30, 2020, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
March 1, 2023
Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” and “Corporate Code of Conduct” in our Proxy Statement for the 2023 Annual Meeting of Stockholders expected to be held on June 1, 2023.
Item 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” "Pay Versus Performance," “Management and Corporate Governance – Committees of the Board of Directors and Meetings – Compensation and Human Capital Committee Interlocks and Insider Participation,” “Compensation and Human Capital Committee Report” and “Management and Corporate Governance – Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2023 Annual Meeting of Stockholders expected to be held on June 1, 2023.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis - Equity Compensation Plan Information” in our Proxy Statement for the 2023 Annual Meeting of Stockholders expected to be held on June 1, 2023.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2023 Annual Meeting of Stockholders expected to be held on June 1, 2023.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2023 Annual Meeting of the Stockholders expected to be held on June 1, 2023.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are included as part of this Annual Report on Form 10-K.
1.    Financial Statements
See “Index to Consolidated Financial Statements” under Part II, Item 8 to this Annual Report on Form 10-K.
2.    Financial Statement Schedules
Financial statement schedules have not been included because they are not applicable, or the information is included in financial statements or notes thereto.
3.    Exhibits

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1		Restated Certificate of Incorporation, as amended		10-K (Exhibit 3.1)	8/15/2011	000-26642
3.2		Restated By-Laws		8-K (Exhibit 3.1)	10/15/2020	000-26642
4.1		Specimen Common Stock Certificate		10-K (Exhibit 4.1)	8/15/2011	000-26642
4.2		Description of Securities		10-KT (Exhibit 4.2)	3/16/2021	000-26642

Lease Agreements

10.1	.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/8/1996	000-26642
	.2	Amendment to Phase I Lease Agreement, dated February 3, 2016, between the Registrant and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.1)	5/4/2016	000-26642
10.2	.1	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	9/24/1998	000-26642
	.2	Amendment to Phase II Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.2)	5/4/2016	000-26642
10.3	.1	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	5/15/2001	000-26642
	.2	Amendment to Phase III Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.3)	5/4/2016	000-26642
10.4	.1	Lease Agreement, dated March 11, 2008, between the Registrant and Boyer Research Park Associates IX, by its general partner, The Boyer Company, L.C.		10-K (Exhibit 10.32)	8/28/2008	000-26642
	.2	Amendment to Lease Agreement, dated February 12, 2010 between the Registrant and Boyer Research Park Associates IX, L.C.		10-Q (Exhibit 10.4)	5/5/2010	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.5	Lease Agreement, dated January 31, 2019 between the Registrant and Boyer Research Park Associates X, L.C., by its Manager, The Boyer Company, L.C.		10-K (Exhibit 10.6)	8/13/2019	000-26642

Agreements with Executive Officers and Directors

10.6	Non-Employee Director Compensation Policy+		10-Q (Exhibit 10.2)	11/2/2022	000-26642
10.7	Form of director and executive officer indemnification agreement+		10-K (Exhibit 10.34)	8/25/2009	000-26642
10.8	Form of Severance and Change in Control Agreement+		8-K (Exhibit 10.1)	10/15/2020	000-26642
10.9	Executive Employment Agreement between the Registrant and Paul J. Diaz dated July 24, 2020+		10-Q (Exhibit 10.1)	11/9/2020	000-26642
10.10	Performance-Based Restricted Stock Unit Agreement between Registrant and Paul J. Diaz dated October 8, 2020+		10-Q (Exhibit 10.2)	11/9/2020	000-26642
10.11	Restricted Stock Unit Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.3)	11/9/2020	000-26642
10.12	Performance-Based Non-Qualified Stock Option Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.4)	11/9/2020	000-26642
10.13	Non-Qualified Stock Option Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.5)	11/9/2020	000-26642
10.14	Form of Separation and Release Agreement between the Registrant and Paul J. Diaz+		10-Q (Exhibit 10.6)	11/9/2020	000-26642

Equity Compensation Plans

10.15	2010 Employee, Director and Consultant Equity Incentive Plan, as amended+		8-K (Exhibit 10.1)	12/2/2016	000-26642
10.16	Form of Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.3)	2/1/2011	000-26642
10.17	Form of Director Stock Option Agreement under the 2010 Equity Incentive Plan+		10-Q (Exhibit 10.4)	2/1/2011	000-26642
10.18	2017 Employee, Director and Consultant Equity Incentive Plan, as amended+		8-K (Exhibit 10.1)	12/7/2020	000-26642
10.19	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan+		10-K (Exhibit 10.11)	8/13/2020	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.20	Amended and Restated 2012 Employee Stock Purchase Plan +		8-K (Exhibit 10.1)	6/2/2022	000-26642
10.21	2013 Executive Incentive Plan, as amended+		8-K (Exhibit 10.2)	12/1/2017	000-26642

Credit Agreement

10.22
Amendment No. 4, dated July 26, 2022, to the Credit Agreement, dated December 23, 2016, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended July 31, 2018, May 1, 2020, and February 22, 2021 (which includes the full Credit Agreement, as amended, in Exhibit A thereto).
			8-K (Exhibit 10.1)	7/27/2022	000-26642

Other Exhibits

21.1	List of Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

24.1	Power of Attorney (included in the signature page hereto)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. Inline XBRL Instance Document – Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
(+)    Management contract or compensatory plan arrangement.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2023.

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

Signatures		Title	Date
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ Paul J. Diaz		March 1, 2023
Paul J. Diaz
Chief Financial Officer (Principal Financial Officer)
By:	/s/ R. Bryan Riggsbee		March 1, 2023
R. Bryan Riggsbee
Chief Accounting Officer (Principal Accounting Officer)
By:	/s/ Natalie Munk		March 1, 2023
Natalie Munk

By:	/s/ S. Louise Phanstiel	Chair of the Board	March 1, 2023
S. Louise Phanstiel

By:	/s/ Paul Bisaro	Director	March 1, 2023
Paul Bisaro

By:	/s/ Heiner Dreismann	Director	March 1, 2023
Heiner Dreismann, Ph.D.

By:	/s/ Rashmi Kumar	Director	March 1, 2023
Rashmi Kumar

By:	/s/ Lee N. Newcomer	Director	March 1, 2023
Lee N. Newcomer, M.D.

By:	/s/ Colleen F. Reitan	Director	March 1, 2023
Colleen F. Reitan

By:	/s/ Daniel M. Skovronsky	Director	March 1, 2023
Daniel M. Skovronsky, M.D., Ph.D.

By:	/s/ Daniel K. Spiegelman	Director	March 1, 2023
Daniel K. Spiegelman