Form 10-Q
period 2023-03-31
MYRIAD GENETICS INC
filed 2023-05-04
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2023, the registrant had 81,555,161 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53.6	$56.9
Marketable investment securities	25.1	58.0
Trade accounts receivable	119.1	101.6
Inventory	21.8	20.1
Prepaid taxes	17.6	17.6
Prepaid expenses and other current assets	24.4	20.4
Total current assets	261.6	274.6
Operating lease right-of-use assets	107.0	103.9
Long-term marketable investment securities	30.4	54.8
Property, plant, and equipment, net	96.3	83.4
Intangibles, net	369.4	379.7
Goodwill	287.1	286.8
Other assets	17.5	15.5
Total assets	$1,169.3	$1,198.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36.5	$28.8
Accrued liabilities	91.7	94.3
Current maturities of operating lease liabilities	15.1	14.1
Total current liabilities	143.3	137.2
Unrecognized tax benefits	28.7	26.8
Long-term deferred taxes	4.1	3.5
Noncurrent operating lease liabilities	146.5	130.9
Other long-term liabilities	11.5	14.5
Total liabilities	334.1	312.9
Commitments and contingencies
Stockholders’ equity:
Common stock, 81.5 million and 81.2 million shares outstanding at March 31, 2023 and December 31, 2022, respectively	0.8	0.8
Additional paid-in capital	1,262.7	1,260.1
Accumulated other comprehensive loss	(7.4)	(8.9)
Accumulated deficit	(420.9)	(366.2)
Total stockholders' equity	835.2	885.8
Total liabilities and stockholders’ equity	$1,169.3	$1,198.7
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2023	2022

Testing revenue	$181.2	$164.9
Costs and expenses:
Cost of testing revenue	59.2	48.0
Research and development expense	22.5	21.2
Selling, general, and administrative expense	151.7	110.6
Goodwill and long-lived asset impairment charges	—	10.7
Total costs and expenses	233.4	190.5
Operating loss	(52.2)	(25.6)
Other income (expense):
Interest income	0.7	0.1
Interest expense	(0.5)	(0.9)
Other	(0.6)	—
Total other expense, net	(0.4)	(0.8)
Loss before income tax	(52.6)	(26.4)
Income tax expense (benefit)	2.1	(5.9)
Net loss	$(54.7)	$(20.5)
Net loss per share:
Basic and diluted	$(0.67)	$(0.26)
Weighted average shares outstanding:
Basic and diluted	81.3	80.1
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended March 31,
	2023	2022
Net loss	$(54.7)	$(20.5)
Change in unrealized loss on available-for-sale debt securities, net of tax	1.2	(1.3)
Change in foreign currency translation adjustment, net of tax	0.3	(1.2)
Comprehensive loss	$(53.2)	$(23.0)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2021	$0.8	$1,226.3	$(5.1)	$(254.2)	$967.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.8)	—	—	(4.8)
Stock-based payment expense	—	10.1	—	—	10.1
Net loss	—	—	—	(20.5)	(20.5)
Other comprehensive loss, net of tax	—	—	(2.5)	—	(2.5)
BALANCES AT MARCH 31, 2022	$0.8	$1,231.6	$(7.6)	$(274.7)	$950.1

BALANCES AT DECEMBER 31, 2022	$0.8	$1,260.1	$(8.9)	$(366.2)	$885.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.9)	—	—	(4.9)
Stock-based payment expense	—	7.5	—	—	7.5
Net loss	—	—	—	(54.7)	(54.7)
Other comprehensive loss, net of tax	—	—	1.5	—	1.5
BALANCES AT MARCH 31, 2023	$0.8	$1,262.7	$(7.4)	$(420.9)	$835.2
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54.7)	$(20.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19.4	13.0
Non-cash interest expense	0.3	0.2
Non-cash lease expense	2.9	3.1
Tenant improvement allowance received	13.2	—
Stock-based compensation expense	7.5	10.1
Deferred income taxes	0.1	(5.9)
Unrecognized tax benefits	1.9	0.2
Net realized losses on marketable investment securities	0.5	—
Impairment of goodwill and long-lived assets	—	10.7
Changes in assets and liabilities:
Prepaid expenses and other current assets	(4.0)	(3.0)
Trade accounts receivable	(17.5)	(10.5)
Inventory	(1.7)	(0.2)
Prepaid taxes	—	(0.4)
Other assets	(2.3)	(0.3)
Accounts payable	7.6	(3.2)
Accrued expenses and other liabilities	(6.5)	(35.3)
Deferred revenues	0.1	(4.5)
Net cash used in operating activities	(33.2)	(46.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23.5)	(6.3)
Purchases of marketable investment securities	—	(52.1)
Proceeds from maturities and sales of marketable investment securities	58.1	17.1
Net cash provided by (used in) investing activities	34.6	(41.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	—	0.3
Payment of tax withheld for common stock issued under stock-based compensation plans	(4.9)	(5.1)
Net cash used in financing activities	(4.9)	(4.8)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.2	(0.6)
Net decrease in cash, cash equivalents, and restricted cash	(3.3)	(93.2)
Cash, cash equivalents, and restricted cash at beginning of the period	66.4	258.8
Cash, cash equivalents, and restricted cash at end of the period	$63.1	$165.6
See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Myriad Genetics, Inc. (together with its subsidiaries, the “Company” or “Myriad”) is a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. Myriad provides insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. Myriad develops and offers genetic tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where genetic insights can significantly improve patient care and lower health care costs. The Company currently operates as a single reporting segment. The Company’s principal executive office is located in Salt Lake City, Utah.
The accompanying Condensed Consolidated Financial Statements for the Company have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The Condensed Consolidated Financial Statements herein should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.
The Company has historically experienced seasonality in its business. In the quarter ended March 31, the Company has typically experienced a decrease in volumes due to the annual reset of patient deductibles; however, for the three months ended March 31, 2023, the Company experienced an increase sequentially in volumes across its Prenatal, Pharmacogenomics, and Tumor Profiling products. Additionally, the volume of testing is negatively impacted by the summer season, which is generally reflected in the quarter ended September 30. The volume of testing in the quarter ended December 31 is generally strong as the Company typically experiences an increase in volumes from patients who have met their annual insurance deductible. Historical patterns of seasonality may not continue in future periods. Additionally, operating results for the three months ended March 31, 2023 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

2.REVENUE
The Company primarily generates revenue by performing genetic testing. Testing revenues are primarily derived from the following categories of products: Hereditary Cancer (myRisk, BRACAnalysis, BRACAnalysis CDx), Tumor Profiling (MyChoice CDx, Prolaris, and EndoPredict), Prenatal (Foresight, Prequel, and SneakPeek), and Pharmacogenomics (GeneSight). Revenue is recorded at the estimated transaction price. The Company has determined that the communication of test results indicates transfer of control for revenue recognition purposes.
The following table presents detail regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three months ended March 31,
	2023			2022
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$64.0	$11.7	$75.7	$60.7	$10.2	$70.9
Tumor Profiling	28.8	8.5	37.3	19.7	12.8	32.5
Prenatal	36.0	0.2	36.2	31.7	0.2	31.9
Pharmacogenomics	32.0	—	32.0	29.3	—	29.3
Other	—	—	—	0.3	—	0.3
Total revenue	$160.8	$20.4	$181.2	$141.7	$23.2	$164.9
Under ASC 606, Revenue from Contracts with Customers ("ASC 606"), an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company performs its obligation under a contract with a customer by processing tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company’s performance of its contractual obligations. When this occurs, the Company records a contract liability as Deferred revenue, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
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

Cash collections for certain tests delivered may differ from rates estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, and settlements with third party payors. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests, the impact of which was not material to the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recognized $12.4 million in revenue, which resulted in a $0.12 impact to earnings per share, for tests in which the performance obligation of delivering test results was met in prior periods primarily driven by changes in the estimated transaction price.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented 11% and 13% of total revenue for the three months ended March 31, 2023 and March 31, 2022, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. No payor accounted for more than 10% of accounts receivable at March 31, 2023 or December 31, 2022. The Company does not require collateral from its customers.
3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2023 and December 31, 2022 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2023
Cash and cash equivalents:
Cash	$51.9	$—	$—	$51.9
Cash equivalents	1.7	—	—	1.7
Total cash and cash equivalents	53.6	—	—	53.6
Available-for-sale:
Corporate bonds and notes	29.3	—	(0.9)	28.4
Municipal bonds	8.7	—	(0.1)	8.6
Federal agency issues	14.5	—	(0.4)	14.1
U.S. government securities	4.5	—	(0.1)	4.4
Total	$110.6	$—	$(1.5)	$109.1

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2022
Cash and cash equivalents:
Cash	$53.6	$—	$—	$53.6
Cash equivalents	3.3	—	—	3.3
Total cash and cash equivalents	56.9	—	—	56.9
Available-for-sale:
Corporate bonds and notes	66.7	—	(1.6)	65.1
Municipal bonds	16.3	—	(0.3)	16.0
Federal agency issues	20.7	—	(0.7)	20.0
U.S. government securities	11.8	—	(0.1)	11.7
Total	$172.4	$—	$(2.7)	$169.7
Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at March 31, 2023:

(in millions)	Amortized cost	Estimated fair value
Cash	$51.9	$51.9
Cash equivalents	1.7	1.7
Available-for-sale:
Due within one year	25.4	25.1
Due after one year through five years	31.6	30.4
Due after five years	—	—
Total	$110.6	$109.1
The Company does not intend to sell these available-for-sale debt securities, and it is not more likely than not that the Company will be required to sell these securities prior to recovery of their amortized cost basis. Additional information relating to fair value of marketable investment securities can be found in Note 4.
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
Level 3—unobservable inputs.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs.  For Level 2 securities, the Company uses a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration related to the acquisitions of Sividon Diagnostics GmbH ("Sividon") and Gateway Genomics, LLC ("Gateway"), the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected contingent consideration liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement periods of approximately 12.25 years and 2 years for Sividon and Gateway, respectively, utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business. The contingent consideration liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets. Changes to contingent consideration liabilities are reflected in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.
The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2023
Money market funds (a)	$1.7	$—	$—	$1.7
Corporate bonds and notes	—	28.4	—	28.4
Municipal bonds	—	8.6	—	8.6
Federal agency issues	—	14.1	—	14.1
U.S. government securities	—	4.4	—	4.4
Contingent consideration	—	—	(6.8)	(6.8)
Total	$1.7	$55.5	$(6.8)	$50.4
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Money market funds (a)	$3.3	$—	$—	$3.3
Corporate bonds and notes	—	65.1	—	65.1
Municipal bonds	—	16.0	—	16.0
Federal agency issues	—	20.0	—	20.0
U.S. government securities	—	11.7	—	11.7
Contingent consideration	—	—	(6.8)	(6.8)
Total	$3.3	$112.8	$(6.8)	$109.3
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

There was no significant change in the fair value of total contingent consideration between December 31, 2022 and March 31, 2023.

5.PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment at March 31, 2023 and December 31, 2022 were as follows:

(in millions)	March 31, 2023	December 31, 2022
Leasehold improvements	$80.4	$67.9
Equipment	128.1	124.7
Property, plant and equipment, gross	208.5	192.6
Less accumulated depreciation	(112.2)	(109.2)
Property, plant and equipment, net	$96.3	$83.4
During the three months ended March 31, 2023, the Company incurred $5.7 million of accelerated depreciation of leasehold improvements and equipment in connection with the Company's decision to cease the use of its corporate headquarters in Salt Lake City and transition corporate support operations to its new facility in west Salt Lake City. As the Company expects to recover the carrying value of the related right-of-use assets through the designation of a sub-lessee or new tenant for the facility, the Company has not recognized a loss on the lease as of March 31, 2023. See Note 15 for further discussion.
During the three months ended March 31, 2022, the Company ceased the use of certain leased Salt Lake City facilities. As a result, the Company recognized a $2.1 million impairment on the property, plant and equipment associated with the leases, which consisted primarily of leasehold improvements. See Note 15 for further discussion.
The Company recorded depreciation during the respective periods as follows:

	Three months ended March 31,
(in millions)	2023	2022
Depreciation expense	$8.7	$2.8
6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2023:

(in millions)	Total
Beginning balance	$286.8
Translation adjustments	0.3
Ending balance	$287.1
Intangible Assets
Intangible assets consist of amortizable assets of developed technologies, customer relationships, and trademarks. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At March 31, 2023
Developed technologies	$625.6	$(263.5)	$362.1
Customer relationships	1.6	(0.1)	1.5
Trademarks	6.1	(0.3)	5.8
Total intangible assets	$633.3	$(263.9)	$369.4

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2022
Developed technologies	$625.0	$(252.9)	$372.1
Customer relationships	1.6	—	1.6
Trademarks	6.1	(0.1)	6.0
Total intangible assets	$632.7	$(253.0)	$379.7
The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended March 31,
(in millions)	2023	2022
Amortization of intangible assets	$10.7	$10.2
7.ACCRUED LIABILITIES
The Company's accrued liabilities at March 31, 2023 and December 31, 2022 were as follows:

(in millions)	March 31, 2023	December 31, 2022
Employee compensation and benefits	$39.1	$41.2
Accrued taxes payable	4.7	4.8
Refunds payable and reserves	18.5	19.3
Short-term contingent consideration	3.0	—
Accrued royalties	5.0	4.8
Other accrued liabilities	21.4	24.2
Total accrued liabilities	$91.7	$94.3
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
The Amended Facility contains customary loan terms, interest rates, representations and warranties, and affirmative and negative covenants, subject to customary limitations, exceptions and exclusions. The Amended Facility also contains certain customary events of default. Amendment No. 2 modified the Facility to increase the interest rate to be fixed at a spread of LIBOR plus 350 basis points on drawn balances and the undrawn fee was increased to 50 basis points during the Modification Period. Amendment No. 4 replaced the option to make Eurodollar borrowings, which bore interest by reference to the LIBOR rate, with term benchmark loans, which will bear interest by reference to the secured overnight financing rate ("SOFR"). Amendment No. 4 did not modify the applicable margins and undrawn fee amounts. The interest rate for term benchmark loans continues to be fixed at a spread of SOFR plus 350 basis points on drawn balances and undrawn fees continue to be 50 basis points. The SOFR floor was revised to 0.0%. The Company was in compliance with all applicable financial covenants at March 31, 2023.
The Company had no outstanding balances under the Amended Facility as of March 31, 2023 and December 31, 2022. The Amended Facility expires on July 31, 2023. There is no guarantee that the Company will be able to replace the Amended Facility or that the Company will be able to secure additional funding or other financing options in a timely manner or on favorable terms, if at all. If the Company is unable to secure additional funding or other financing options when needed or desired, the Company's operations could be negatively impacted in future periods.

9.OTHER LONG-TERM LIABILITIES
The Company's other long-term liabilities at March 31, 2023 and December 31, 2022 were as follows:

(in millions)	March 31, 2023	December 31, 2022
Contingent consideration	$3.8	$6.8
Other	7.7	7.7
Total other long-term liabilities	$11.5	$14.5
The Company's balance of other long-term liabilities at March 31, 2023 and December 31, 2022 consisted primarily of the long-term portion of contingent consideration related to the acquisitions of Sividon and Gateway and a liability related to the acquisition of Gateway. A corresponding amount of cash has been restricted for the potential payment to Gateway under the indemnity and escrow provisions of the Gateway acquisition agreement. See Note 16 for additional information on the Gateway acquisition.
10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at March 31, 2023.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 81.5 million shares of common stock issued and outstanding at March 31, 2023.
Shares of common stock issued and outstanding

	Three months ended March 31,
(in millions)	2023	2022
Beginning common stock issued and outstanding	81.2	80.0
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	0.3	0.3
Common stock issued and outstanding at end of period	81.5	80.3

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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended March 31,
(in millions)	2023	2022
Denominator:
Weighted-average shares outstanding used to compute basic EPS	81.3	80.1
Effect of dilutive shares	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	81.3	80.1
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended March 31,
(in millions)	2023	2022
Anti-dilutive options and RSUs excluded from EPS computation	5.6	5.5
Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 million of the Company’s outstanding common stock. The Company may repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company's management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors.  As of March 31, 2023, the Company has $110.7 million remaining under its current share repurchase authorization. No shares were repurchased during the three months ended March 31, 2023 or March 31, 2022 under this authorization.
11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors, to make grants of restricted stock and stock unit awards to employees, consultants, and directors. Stockholders have approved amendments to the 2017 Plan increasing the shares available to grant. As of March 31, 2023, the Company has 0.1 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or the CHCC on an award-by-award basis. RSUs granted to employees generally vest ratably over three or four years or as cliff vesting after three years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of performance-based RSUs ("PSUs") awarded to certain employees may be increased or may be reduced based on certain additional performance and market metrics. RSUs granted to non-employee directors vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant. Options granted to the Company's President and Chief Executive Officer as an inducement to his employment expire on August 13, 2027.

The performance and market conditions associated with PSU awards granted during the three months ended March 31, 2023 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2023 through December 31, 2025, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2025 results. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represent market conditions and, accordingly, the estimated fair value of such awards are recognized over the performance period.
Stock Options
A summary of the stock option activity for the three months ended March 31, 2023 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2022	0.7	$13.38
Less:
Options exercised	—	$—
Options canceled or expired	—	$—
Options outstanding at March 31, 2023	0.7	$13.38
Options exercisable at March 31, 2023	0.4	$13.38
As of March 31, 2023, there was $0.9 million of total unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.4 years. There were no options granted during the three months ended March 31, 2023.
Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plan and inducement awards, including PSU awards, for the three months ended March 31, 2023 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2022	3.7	$25.08
RSUs granted	1.8	$24.19
Less:
RSUs vested	(0.6)	$28.07
RSUs canceled	—	$25.42
RSUs unvested and outstanding at March 31, 2023	4.9	$24.41
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors of the Company on September 23, 2021 and the stockholders on June 2, 2022 (the "Amended and Restated 2012 Purchase Plan"), under which 4.0 million shares of common stock were authorized.  Shares are issued under the Amended and Restated Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. As of March 31, 2023, 1.7 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan.

Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended March 31,
(in millions)	2023	2022
Cost of testing revenue	$0.3	$0.3
Research and development expense	0.6	2.4
Selling, general, and administrative expense	6.6	7.4
Total stock-based compensation expense	$7.5	$10.1
As of March 31, 2023, there was $95.0 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.7 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.
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
Income tax expense for the three months ended March 31, 2023 was $2.1 million, or approximately (4.0)% of pre-tax loss compared to an income tax benefit of $5.9 million, or approximately 22.3% of pre-tax loss, for the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets. For the three months ended March 31, 2022, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, disallowed meals and entertainment expenses, stock compensation expenses, and asset impairment expenses.
13.COMMITMENTS AND CONTINGENCIES
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

As of March 31, 2023, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Securities Class Action
On September 27, 2019, a class action complaint was filed in the U.S. District Court for the District of Utah against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Chief Financial Officer, R. Bryan Riggsbee (Defendants). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company's former Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding the Company's business, operations, and acquisitions. The lead plaintiff seeks the payment of damages allegedly sustained by it and the purported class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees. On March 16, 2021, the U.S. District Court for the District of Utah denied the Company's motion to dismiss. On December 1, 2021, the U.S. District Court for the District of Utah granted plaintiff's motion for class certification. The parties currently are engaged in expert discovery.
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

Other Legal Proceedings
On December 21, 2020, Ravgen, Inc. filed a lawsuit against the Company and its wholly owned subsidiary, Myriad Women's Health, Inc., in the U.S. District Court for the District of Delaware, alleging infringement of two Ravgen-owned patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, injunctive relief, and recovery of attorney's fees and costs. Various third parties have filed challenges to the validity of the asserted patents with the U.S. Patent and Trademark Office, which challenges have been instituted for review. On March 14, 2022, the case was stayed pending the outcome of the first of these validity challenges. On February 13, 2023, the court lifted the stay and litigation of the case has resumed.
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
14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the three months ended March 31, 2023 and March 31, 2022 are as follows:

	Three months ended March 31,
(in millions)	2023	2022
Cash paid for income taxes	$0.3	$0.3
Non-cash investing and financing activities:
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$6.0	$—
Operating lease liabilities	6.0	0.8
Tenant improvement allowance not yet received	2.7	—
Purchases of property, plant and equipment in accounts payable and accrued liabilities	8.0	0.9
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that agrees to the amounts included in the Condensed Consolidated Statements of Cash Flows.

	Three months ended March 31,
(in millions)	2023	2022
Cash and cash equivalents	$53.6	$164.2
Restricted cash	9.5	1.4
Total cash, cash equivalents, and restricted cash	$63.1	$165.6

15.LEASES
The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from one to fifteen years. Due to the increase in remote and hybrid work by the Company's employees and the Company's plans to build new laboratory facilities, the Company is executing a multi-year strategy to reset its real estate footprint. As part of that strategy, in fiscal year 2022, the Company entered into new leases in west Salt Lake City, Utah and South San Francisco, California with the intent to relocate much of its core operations to these new facilities. During the three months ended March 31, 2023, the Company took possession of the remaining phases of the west Salt Lake City facility and recognized an additional $5.9 million right-of-use asset and corresponding lease liability, net of tenant improvement allowance not yet received. Total future rent payments under the west Salt Lake City lease are approximately $79.6 million.
The Company has also vacated certain existing facilities. During the three months ended March 31, 2022, the Company ceased the use of one of its leased facilities in Salt Lake City. As a result, the Company recorded an impairment charge on right-of-use assets of $8.6 million and an impairment charge of $2.1 million on the related leasehold improvements. The total $10.7 million impairment is included in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2023, the Company decided to cease the use of its corporate headquarters in Salt Lake City and transition corporate support operations to its new facility in west Salt Lake City. As the Company expects to recover the carrying value of the related right-of-use assets through the designation of a sub-lessee or new tenant for the facility, the Company has not recognized a loss on the lease as of March 31, 2023. The Company will remain liable for all rent payments until a sub-lessee or new tenant can be found.
As of March 31, 2023, except as noted above, the Company expects to continue to occupy our existing facilities until the expiration of the leases.

16.BUSINESS ACQUISITIONS
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
Pro Forma Information
The pro forma results presented below include the effects of Gateway acquisition as if it had been consummated as of January 1, 2022, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, which includes adjustments related to the amortization of acquired intangible assets, interest income and expense, and depreciation.
The pro forma results do not reflect any operating efficiency or potential cost savings that may result from the consolidation of Gateway with the Company. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations and are not necessarily indicative of results that might have been achieved had the acquisition been consummated as of January 1, 2022. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma earnings.

Three Months Ended March 31, 2022
(in thousands)
Revenue	$170,103
Net loss	(21,192)
Revenue and net loss from Gateway included in the Company's Consolidated Statements of Operations during the three months ended March 31, 2023 is $5.5 million and $(0.6) million, respectively.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss (in millions):

Ending balance December 31, 2022	$(6.2)
Period translation adjustments	0.3
Ending balance March 31, 2023	$(5.9)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars and shares in millions, except per share data)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023. “We,” “us,” “our,” “Myriad” and the “Company” as used in this Quarterly Report on Form 10‑Q refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.
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

•risks of new, changing and competitive technologies in the United States and internationally, and that we may not be able to keep pace with the rapid technology changes in our industry, or properly leverage new technologies to achieve or sustain competitive advantages in our products;
•the risk that we may be unable to comply with financial operating covenants under our credit or lending agreements;
•risks related to our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting;
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q, or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law. All forward-looking statements in this Quarterly Report on Form 10-Q attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
General
We are a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. We provide insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. We develop and offer genetic tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where critical genetic insights can significantly improve patient care and lower health care costs.
Personalized genetic data and digital and virtual consumer trends are converging to change traditional models of care. Significant growth opportunities exist to help patient populations with pressing health care needs through innovative solutions and services. Our focus is on organic growth, deployment of capital, including through opportunistic acquisitions, and the launch of new products. We are focusing our efforts in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Mental Health. We believe our path to organic growth is driven by articulating our clinical differentiation, advancing a new commercial model in our Oncology and Women's Health businesses to reach a broader set of physicians and patients, raising awareness with patients who we believe would benefit from testing, and innovation that improves clinical outcomes, ease of use, and access. By investing in tech-enabled commercial tools, new laboratory facilities, and advanced automation, we believe we will be able to reduce complexity and cost. With a foundation of financial, commercial, operational, and technological strength, we plan to launch new products, such as FirstGene, and, on a research use only basis, Precise minimal residual disease (MRD), which we expect will help accelerate our growth. We intend to develop and enhance our products to support growth, improve patient and provider experience, and reach more patients of all backgrounds. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability.

Business Updates
During the quarter ended March 31, 2023, we continued to fulfill our mission and execute upon our strategic growth plan. Significant business updates and financial highlights since the beginning of the first quarter 2023 include the following:
•First quarter 2023 testing volumes grew 45% year-over-year and 21% year-over-year excluding the contribution from our SneakPeek Early Gender DNA Test, driven by 24% growth year-over-year in MyRisk hereditary cancer test volumes and 31% growth year-over-year in GeneSight pharmacogenomics test volumes.
•Revenue growth of 10% year-over-year for the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022.
•Expanded our strategic partnership with Illumina, Inc. to broaden access to, and availability of, oncology homologous recombination deficiency (HRD) testing in the U.S. This expanded partnership also establishes a unique companion diagnostic (CDx) alliance for the pharmaceutical industry, which we believe will enable more clinical research for gene-based, targeted therapies.
•In April 2023, we announced a planned collaboration with SimonMed® Imaging to launch a new hereditary cancer assessment program that combines diagnostic imaging, genetic risk assessment utilizing MyRisk® with RiskScore® and patient education.
•In April 2023, Myriad Genetics and Intermountain Precision Genomics became certified to offer solid tumor testing in all 50 U.S. states after receiving the New York State Clinical Laboratory Permit.
Results of Operations for the Three Months Ended March 31, 2023 and 2022
The results of operations for the three months ended March 31, 2023 and 2022 are discussed below.
Revenue

	Three months ended March 31,		Change	% of total revenue
(in millions)	2023	2022	2023	2023	2022
Testing revenues:
Hereditary Cancer	$75.7	$70.9	$4.8	42%	43%
Tumor Profiling	37.3	32.5	4.8	20%	20%
Prenatal	36.2	31.9	4.3	20%	19%
Pharmacogenomics	32.0	29.3	2.7	18%	18%
Other	—	0.3	(0.3)	—%	—%
Total revenue	$181.2	$164.9	$16.3	100%	100%
Test revenues increased $16.3 million for the three months ended March 31, 2023 compared to the same period in the prior year. Hereditary Cancer revenues increased $4.8 million compared to the same period in the prior year due to a 24% increase in volumes partially offset by a 14% decrease in the average revenue per test due primarily to changes in estimates. Tumor profiling revenues increased $4.8 million compared to the same period in the prior year due primarily to a 22% and 5% increase in volumes and average reimbursement per test, respectively, for the Prolaris product. Prenatal revenues increased $4.3 million compared to the same period in the prior year due primarily to revenue from SneakPeak of $5.5 million. Revenues from Pharmacogenomics increased $2.7 million compared to the same period in the prior year due primarily to a 31% increase in volume offset by a 17% decrease in the average revenue per test.

Cost of Sales

	Three months ended March 31,
(in millions)	2023	2022	Change
Cost of testing revenue	$59.2	$48.0	$11.2
Cost of testing revenue as a percentage of revenue	32.7%	29.1%
The cost of testing revenue as a percentage of revenue increased from 29.1% to 32.7% during the three months ended March 31, 2023 compared to the same period in the prior year. The increase was primarily driven by the shift in the product mix for the current period and an increase in compensation costs due to higher headcount and an increase in the average cost per employee.
Research and Development Expense

	Three months ended March 31,
(in millions)	2023	2022	Change
Research and development expense	$22.5	$21.2	$1.3
Research and development expense as a % of total revenue	12.4%	12.9%
Research and development expense for the three months ended March 31, 2023 increased by $1.3 million compared to the same period in the prior year primarily due to an increase in compensation costs, driven by an increase in headcount, and information technology related costs.
Selling, General and Administrative Expense

	Three months ended March 31,
(in millions)	2023	2022	Change
Selling, general and administrative expense	$151.7	$110.6	$41.1
Selling, general and administrative expense as a % of total revenue	83.7%	67.1%
Selling, general and administrative expense increased by $41.1 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to a $9.6 million increase in compensation costs driven by an increase in both headcount and cost per employee, the receipt of $11.4 million in the prior period from insurers to offset previously accrued legal expenses and settlements with no corresponding receipt in the current period, a $5.9 million increase in depreciation and amortization expense due to the accelerated depreciation of certain leasehold improvements and equipment in connection with our decision to cease the use of our corporate headquarters, a $4.9 million increase in commission expense due to increased volumes, and a $4.2 million increase in sales and marketing expenses due to more in-person sales and marketing events in the current period compared to the prior period.
Goodwill and long-lived asset impairment charges

	Three months ended March 31,
(in millions)	2023	2022	Change
Goodwill and long-lived asset impairment charges	$—	$10.7	$(10.7)
Goodwill and long-lived asset impairment charges as a % of total revenue	—%	6.5%
Goodwill and long-lived asset impairment charges for the three months ended March 31, 2022 included an $8.6 million impairment to right-of-use assets and a $2.1 million impairment to the related leasehold improvements as a result of our decision to no longer use one of our facilities in order to consolidate space. There were no impairments recognized in the current period.
Other Income (Expense), Net

	Three months ended March 31,
(in millions)	2023	2022	Change
Other income (expense), net	$(0.4)	$(0.8)	$0.4
Other income (expense), net was consistent for the three months ended March 31, 2023 as compared to the same period in the prior year as there was no significant activity in either period.

Income Tax Expense (Benefit)

	Three months ended March 31,
(in millions)	2023	2022	Change
Income tax expense (benefit)	$2.1	$(5.9)	$8.0
Effective tax rate	(4.0)%	22.3%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 4.2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax expense for the three months ended March 31, 2023 was $2.1 million, and our effective tax rate was (4.0)%.  For the three months ended March 31, 2023, our effective tax rate differs from the U.S. federal statutory rate primarily due to valuation allowance. Due to our cumulative loss and the exhaustion of the future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets. For the three months ended March 31, 2022, our effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, disallowed meals and entertainment expenses, asset impairment expenses, and stock compensation.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash, cash equivalents and marketable investment securities and our expected future cash flows from operations. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology and acquisitions. We believe that investing organically through research and development and new product development or acquisitively to support our business strategy provides the best return on invested capital.
All previously outstanding borrowings under our Amended Facility, which matures on July 31, 2023, were repaid on July 30, 2021 using cash generated from divestitures and as such, we have no outstanding borrowings as of March 31, 2023. Our Amended Facility expires on July 31, 2023.
We believe that our existing cash, cash equivalents and marketable securities of $109.1 million as of March 31, 2023, and our expected cash flow from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our available capital resources, however, may be consumed more rapidly than currently expected, or may be insufficient for our business needs for many reasons, including as a result of our operational cash needs, capital expenditures, and litigation related costs not covered by, or above the limits set forth in, our insurance. As a result, we may need or want to raise additional financing. There is no guarantee that the Company will be able to replace the Amended Facility or that the Company will be able to secure additional funding or other financing options in a timely manner or on favorable terms, if at all. The current rising interest rate environment, together with recessionary headwinds, could make any potential financing more difficult or expensive to obtain. If the Company is unable to secure additional funding or other financing options when needed or desired, the Company's operations could be negatively impacted in future periods. Without additional funds, we may be forced to delay the build-out of our new laboratories; delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations; or delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
The Amended Facility restricts our ability to make future borrowings if unrestricted cash, cash equivalents and marketable securities exceed $150.0 million, unless such borrowings are in connection with certain permitted acquisitions. Unrestricted cash, cash equivalents and marketable securities totaled $109.1 million as of March 31, 2023. In addition, we are subject to a minimum liquidity covenant, which requires us to maintain liquidity—defined as the sum of our unrestricted cash, cash equivalents and marketable investment securities plus the aggregate undrawn and available amount of the revolving commitments—of $150.0 million.
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
The following table represents the balances of cash, cash equivalents and marketable investment securities as of the dates set forth in the table below:

(in millions)	March 31, 2023	December 31, 2022	Change
Cash and cash equivalents	$53.6	$56.9	$(3.3)
Marketable investment securities	25.1	58.0	(32.9)
Long-term marketable investment securities	30.4	54.8	(24.4)
Cash, cash equivalents and marketable investment securities	$109.1	$169.7	$(60.6)
The decrease in cash, cash equivalents, and marketable investment securities was primarily driven by $33.2 million in cash used by operations, $23.5 million used for capital expenditures, and $4.9 million used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock.
The following table represents the Condensed Consolidated Cash Flow Statement:

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Cash flows used in operating activities	$(33.2)	$(46.5)	$13.3
Cash flows provided by (used in) investing activities	34.6	(41.3)	75.9
Cash flows used in financing activities	(4.9)	(4.8)	(0.1)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.2	(0.6)	0.8
Net decrease in cash and cash equivalents, and restricted cash	(3.3)	(93.2)	89.9
Cash, cash equivalents, and restricted cash at the beginning of the period	66.4	258.8	(192.4)
Cash, cash equivalents, and restricted cash at the end of the period	$63.1	$165.6	$(102.5)
Cash Flows from Operating Activities
We used less cash for operating activities for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to the receipt of $13.2 million in tenant improvement allowance reimbursements in the current period with no corresponding receipts in the prior period and a $28.8 million decrease in the cash used for accrued liabilities from the prior period. These changes were partially offset by the change in net loss period over period.
Cash Flows from Investing Activities
The increase in cash flows from investing activities for the three months ended March 31, 2023, compared to the same period in the prior year, was primarily due to the $41.0 million increase in proceeds from marketable securities as compared to the prior year. In addition, the prior period included $52.1 million in purchases of marketable investment securities that did not occur in the current period. These increases were partially offset by a $17.2 million increase in capital expenditures from the prior period.
Cash Flows from Financing Activities
The cash flows used in financing activities for the three months ended March 31, 2023 was consistent with the same period in the prior year, with both periods driven by proceeds from the exercise of stock options, net of shares exchanged for payroll withholding tax.

Effects of Inflation
Inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce testing results, and costs of lab supplies. Inflationary costs have impacted our profitability and may continue to adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.
Critical Accounting Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on March 1, 2023. No significant changes to our accounting policies took place during the three months ended March 31, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
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
Our investments consist of debt securities of various types and maturities of five years or less. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of Accumulated other comprehensive loss. Realized gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishes a new cost basis for the security.
Although our investment policy guidelines are intended to ensure the preservation of principal, market conditions can result in high levels of uncertainty. Our ability to trade or redeem the securities in which we invest, including certain corporate bonds, may become difficult. Valuation and pricing of these securities can also become variable and subject to uncertainty. As of March 31, 2023, we had $1.5 million in unrealized losses in our investment portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 10% of our revenues are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenues. Although we also have certain operations denominated in euros, Swiss francs, and Great British pounds, among other currencies, those operations are subject to less overall market risk due to the revenue and expenses being denominated in the same currency. We do not currently utilize hedging strategies to mitigate foreign currency risk.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 13, "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements, which are included herein.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K other than the updates to the risk factor set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
If our existing capital resources and expected net cash to be generated from sales of our tests is not sufficient for us to maintain our currently planned operations, we may find it necessary to raise additional funding, which may not be available on favorable terms, or at all.
We believe that our existing cash, cash equivalents and marketable securities of $109.1 million as of March 31, 2023, and our expected cash flow from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the development and marketing of current and prospective tests. Our ongoing efforts to develop tests and expand our business, which may be through internally developed products, partnerships, in-licensing and mergers and acquisitions, will continue to require substantial cash resources. In addition, we have incurred, and may continue to incur, substantial costs in defending and settling legal proceedings. We may also be required to pay an additional $32.5 million to the former equity and vested incentive unit holders of Gateway, if certain revenue, volume and earnings targets set forth in the acquisition agreement are achieved. If adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, replacing our Amended Facility, or selling convertible or non-convertible debt securities. Any additional funding, if necessary, may not be available to us on reasonable terms, or at all.
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
While we believe that our existing cash, cash equivalents and marketable securities of $109.1 million as of March 31, 2023, and our expected cash flow from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing.
On December 23, 2016, we entered into a senior secured revolving credit facility as borrower, with the lenders from time to time party thereto, which was amended on July 31, 2018, May 1, 2020, February 22, 2021 and July 26, 2022 (the "Amended Facility"). As of March 31, 2023, we have no outstanding borrowings under our Amended Facility and our revolving commitment amount was $150.0 million. However, the Amended Facility expires on July 31, 2023. There is no guarantee that we will be able to replace the Amended Facility or that we will be able to secure additional funding or other financing options in a timely manner or on favorable terms, if at all.

Without additional funds, we may be forced to delay the build-out of our new laboratories, delay, scale back or eliminate some of our sales and marketing activities, research and development activities, or other operations, and potentially delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals could be adversely affected.
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
Third-party payors, such as commercial health insurers and government payors and programs, may also adopt requirements, programs or policies that may restrict or adversely affect our business. For example, in September 2022, the California Department of Public Health (CDPH) promulgated certain regulatory amendments to the California Prenatal Screening (PNS) Program that made the PNS Program the exclusive means of obtaining cfDNA trisomy screening in California. These regulatory amendments set a price that participating laboratories would receive for each cfDNA test that was substantially lower than laboratories had previously charged, and prohibited laboratories that did not contract with CDPH from participating in the PNS Program and from offering or performing cfDNA trisomy screening in California. As we are not currently a participating laboratory under the PNS Program, we would be prohibited from offering or performing our Prequel screening test in California. On September 16, 2022, we filed jointly with Laboratory Corporation of America Holdings (Labcorp) a writ petition in the Superior Court of the State of California, County of San Francisco, against the CDPH and its Director challenging CDPH’s ability to make the PNS Program the exclusive means of obtaining cfDNA trisomy screening in California. On September 16, 2022, we also moved jointly with Labcorp for a preliminary injunction to enjoin the implementation and enforcement of the new exclusivity regulation. On November 2, 2022, the Superior Court granted our motion for a preliminary injunction, which allowed us to continue to offer our Prequel screening test in California. On December 17, 2022, we filed jointly with Labcorp a motion for judgment on our writ, through which we are seeking a permanent injunction to enjoin the implementation and enforcement of the new exclusivity regulation. On April 28, 2023, the Superior Court issued an order granting our motion for a permanent injunction to enjoin the implementation and enforcement of the new exclusivity regulation. Myriad Genetics and its co-plaintiffs have filed a proposed final judgment and writ of mandate consistent with that order, per the Court's instructions, and are awaiting the Court's entry of a final judgment and writ. Should it elect to do so, CDPH will have 60 days from entry of the final judgment and writ to file a notice of appeal. Pending the outcome of this ongoing litigation, we cannot be certain that we will be able to continue offering or performing our Prequel screening test in California. If the exclusivity regulation is ultimately determined to be valid and we are either not able to offer our Prequel screening test in California at all, or must do so through the PNS Program at lower rates than we currently charge, our financial and operating results will likely be adversely affected. In addition, the ongoing possibility that we may be unable to continue to offer our Prequel screening test in California has had a chilling effect on sales of our Prequel screening test in California.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of March 31, 2023. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.
No stock repurchases were made under our stock repurchase program during the three months ended March 31, 2023.
Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.
Item 6.    Exhibits.

10.1	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (Employee)+

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.
(+) Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 4, 2023	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: May 4, 2023	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal financial officer)

Date: May 4, 2023	By:	/s/ Natalie Munk
Natalie Munk
Chief Accounting Officer
(Principal accounting officer)