Form 10-Q
period 2023-06-30
MYRIAD GENETICS INC
filed 2023-08-04
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
322 North 2200 West, Salt Lake City, UT
(Address of principal executive offices)
87-0494517
(I.R.S. Employer Identification No.)

84116
(Zip Code)
Registrant's telephone number, including area code: (801) 584-3600
Not applicable
(Former name or former address, if changed since last report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2023, the registrant had 81,883,426 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share information)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102.8	$56.9
Marketable investment securities	18.8	58.0
Trade accounts receivable	111.7	101.6
Inventory	22.5	20.1
Prepaid taxes	17.7	17.6
Prepaid expenses and other current assets	20.8	20.4
Total current assets	294.3	274.6
Operating lease right-of-use assets	106.6	103.9
Long-term marketable investment securities	6.2	54.8
Property, plant, and equipment, net	112.0	83.4
Intangibles, net	358.8	379.7
Goodwill	287.2	286.8
Other assets	22.1	15.5
Total assets	$1,187.2	$1,198.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39.8	$28.8
Accrued liabilities	164.3	94.3
Current maturities of operating lease liabilities	17.0	14.1
Total current liabilities	221.1	137.2
Unrecognized tax benefits	29.0	26.8
Long-term deferred taxes	3.7	3.5
Long-term debt	38.4	—
Noncurrent operating lease liabilities	148.4	130.9
Other long-term liabilities	11.4	14.5
Total liabilities	452.0	312.9
Commitments and contingencies
Stockholders’ equity:
Common stock, 81.9 million and 81.2 million shares outstanding at June 30, 2023 and December 31, 2022, respectively	0.8	0.8
Additional paid-in capital	1,276.8	1,260.1
Accumulated other comprehensive loss	(5.4)	(8.9)
Accumulated deficit	(537.0)	(366.2)
Total stockholders' equity	735.2	885.8
Total liabilities and stockholders’ equity	$1,187.2	$1,198.7
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Testing revenue	$183.5	$179.3	$364.7	$344.2
Costs and expenses:
Cost of testing revenue	57.8	49.7	117.0	97.7
Research and development expense	21.2	20.3	43.7	41.5
Selling, general, and administrative expense	140.7	127.1	292.4	237.7
Legal charges pending settlement	77.5	—	77.5	—
Goodwill and long-lived asset impairment charges	—	—	—	10.7
Total costs and expenses	297.2	197.1	530.6	387.6
Operating loss	(113.7)	(17.8)	(165.9)	(43.4)
Other income (expense):
Interest income	0.5	0.4	1.2	0.5
Interest expense	(0.5)	(0.6)	(1.0)	(1.5)
Other	(2.4)	0.1	(3.0)	0.1
Total other expense, net	(2.4)	(0.1)	(2.8)	(0.9)
Loss before income tax	(116.1)	(17.9)	(168.7)	(44.3)
Income tax expense (benefit)	—	(3.8)	2.1	(9.7)
Net loss	$(116.1)	$(14.1)	$(170.8)	$(34.6)
Net loss per share:
Basic and diluted	$(1.42)	$(0.18)	$(2.10)	$(0.43)
Weighted average shares outstanding:
Basic and diluted	81.7	80.4	81.5	80.3
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(116.1)	$(14.1)	$(170.8)	$(34.6)
Change in unrealized loss on available-for-sale debt securities, net of tax	1.0	(0.8)	2.2	(2.1)
Change in foreign currency translation adjustment, net of tax	0.5	(0.5)	0.8	(1.7)
Reclassification adjustments for losses (gains) included in net income, net of tax	0.9	—	1.4	—
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity, net of tax	0.5	—	0.5	—
Comprehensive loss	$(113.2)	$(15.4)	$(165.9)	$(38.4)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2021	$0.8	$1,226.3	$(5.1)	$(254.2)	$967.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.8)	—	—	(4.8)
Stock-based payment expense	—	10.1	—	—	10.1
Net loss	—	—	—	(20.5)	(20.5)
Other comprehensive loss, net of tax	—	—	(2.5)	—	(2.5)
BALANCES AT MARCH 31, 2022	$0.8	$1,231.6	$(7.6)	$(274.7)	$950.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.3	—	—	2.3
Stock-based payment expense	—	10.4	—	—	10.4
Net loss	—	—	—	(14.1)	(14.1)
Other comprehensive loss, net of tax	—	—	(1.3)	—	(1.3)
BALANCES AT JUNE 30, 2022	$0.8	$1,244.3	$(8.9)	$(288.8)	$947.4

BALANCES AT DECEMBER 31, 2022	$0.8	$1,260.1	$(8.9)	$(366.2)	$885.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.9)	—	—	(4.9)
Stock-based payment expense	—	7.5	—	—	7.5
Net loss	—	—	—	(54.7)	(54.7)
Other comprehensive income, net of tax	—	—	1.5	—	1.5
BALANCES AT MARCH 31, 2023	$0.8	$1,262.7	$(7.4)	$(420.9)	$835.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.9	—	—	2.9
Stock-based payment expense	—	11.2	—	—	11.2
Net loss	—	—	—	(116.1)	(116.1)
Other comprehensive income, net of tax	—	—	2.0	—	2.0
BALANCES AT JUNE 30, 2023	$0.8	$1,276.8	$(5.4)	$(537.0)	$735.2
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170.8)	$(34.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32.7	25.9
Non-cash lease expense	5.8	5.7
Stock-based compensation expense	18.7	20.5
Deferred income taxes	(0.7)	(10.6)
Unrecognized tax benefits	2.3	(0.2)
Net realized losses on marketable investment securities	1.4	—
Impairment of goodwill and long-lived assets	—	10.7
Other non-cash adjustments	1.7	0.4
Changes in assets and liabilities:
Prepaid expenses and other current assets	—	2.3
Trade accounts receivable	(10.1)	(18.9)
Inventory	(2.3)	(0.1)
Prepaid taxes	(0.1)	(0.9)
Other assets	(5.1)	(0.4)
Tenant improvement allowance received	16.3	—
Accounts payable	10.7	(8.2)
Accrued expenses and other liabilities	65.3	(82.9)
Deferred revenues	0.1	(4.9)
Net cash used in operating activities	(34.1)	(96.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42.3)	(13.0)
Purchases of marketable investment securities	—	(85.5)
Proceeds from maturities and sales of marketable investment securities	88.7	45.2
Net cash provided by (used in) investing activities	46.4	(53.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	—	3.0
Payment of tax withheld for common stock issued under stock-based compensation plans	(5.1)	(5.3)
Proceeds from revolving credit facility	40.0	—
Fees associated with issuance of revolving credit facility	(1.4)	—
Net cash provided by (used in) financing activities	33.5	(2.3)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.5	(0.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	46.3	(152.6)
Cash, cash equivalents, and restricted cash at beginning of the period	66.4	258.8
Cash, cash equivalents, and restricted cash at end of the period	$112.7	$106.2
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
The Company has historically experienced seasonality in its business. The volume of testing is typically negatively impacted by the summer season, which is generally reflected in the quarter ended September 30. The volume of testing in the quarter ended December 31 is generally strong as the Company typically experiences an increase in test volumes from patients who have met their annual insurance deductible. In the quarter ended March 31, the Company has typically experienced a decrease in test volumes due to the annual reset of patient deductibles; however, for the three months ended March 31, 2023, the Company experienced an increase sequentially in volumes across its Prenatal, Pharmacogenomics, and Tumor Profiling products. Historical patterns of seasonality may not continue in future periods. Additionally, operating results for the three and six months ended June 30, 2023 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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
The following table presents detail regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three months ended June 30,
	2023			2022
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$64.5	$12.2	$76.7	$69.8	$9.6	$79.4
Tumor Profiling	27.3	8.7	36.0	21.5	12.0	33.5
Prenatal	35.4	0.2	35.6	33.1	0.2	33.3
Pharmacogenomics	35.2	—	35.2	33.1	—	33.1
Total revenue	$162.4	$21.1	$183.5	$157.5	$21.8	$179.3

	Six months ended June 30,
	2023			2022
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$128.5	$23.9	$152.4	$130.5	$19.8	$150.3
Tumor Profiling	56.1	17.2	73.3	41.2	24.8	66.0
Prenatal	71.4	0.4	71.8	64.8	0.4	65.2
Pharmacogenomics	67.2	—	67.2	62.4	—	62.4
Autoimmune	—	—	—	0.3	—	0.3
Total revenue	$323.2	$41.5	$364.7	$299.2	$45.0	$344.2
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
Cash collections for certain tests delivered may differ from rates estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, and settlements with third party payors. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests, the impact of which was not material to the Company's Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recognized $11.7 million and $19.9 million in revenue, respectively, which resulted in a $0.11 and $0.19 impact to earnings per share, respectively, for tests in which the performance obligation of delivering test results was met in prior periods primarily driven by changes in the estimated transaction price.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented 12% and 11% of total revenue for the three and six months ended June 30, 2023, respectively, and 13% of total revenue for each of the three and six months ended June 30, 2022. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. No payor accounted for more than 10% of accounts receivable at June 30, 2023 or December 31, 2022. The Company does not require collateral from its customers.
3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2023 and December 31, 2022 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2023
Cash and cash equivalents:
Cash	$102.2	$—	$—	$102.2
Cash equivalents	0.6	—	—	0.6
Total cash and cash equivalents	102.8	—	—	102.8
Available-for-sale:
Corporate bonds and notes	10.9	—	(0.3)	10.6
Municipal bonds	8.1	—	(0.1)	8.0
Federal agency issues	3.5	—	(0.1)	3.4
U.S. government securities	3.0	—	—	3.0
Total	$128.3	$—	$(0.5)	$127.8

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2022
Cash and cash equivalents:
Cash	$53.6	$—	$—	$53.6
Cash equivalents	3.3	—	—	3.3
Total cash and cash equivalents	56.9	—	—	56.9
Available-for-sale:
Corporate bonds and notes	66.7	—	(1.6)	65.1
Municipal bonds	16.3	—	(0.3)	16.0
Federal agency issues	20.7	—	(0.7)	20.0
U.S. government securities	11.8	—	(0.1)	11.7
Total	$172.4	$—	$(2.7)	$169.7
Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at June 30, 2023:

(in millions)	Amortized cost	Estimated fair value
Cash	$102.2	$102.2
Cash equivalents	0.6	0.6
Available-for-sale:
Due within one year	19.0	18.8
Due after one year through five years	6.5	6.2
Due after five years	—	—
Total	$128.3	$127.8
The cost of a security sold, or amount reclassified out of accumulated other comprehensive income or loss into net income, is determined based on the specific identification method. The Company does not intend to sell these available-for-sale debt securities, and it is not more likely than not that the Company will be required to sell these securities prior to recovery of their amortized cost basis. Additional information relating to fair value of marketable investment securities can be found in Note 4.
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
Level 3—unobservable inputs.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, the Company uses a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration related to the acquisitions of Sividon Diagnostics GmbH ("Sividon") and Gateway Genomics, LLC ("Gateway"), the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected contingent consideration liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement periods of approximately 12 years and 1.75 years for Sividon and Gateway, respectively, utilizing various potential pay-out scenarios. Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business. The contingent consideration liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets. Changes to contingent consideration liabilities are reflected in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.
The fair value of the Company’s long-term debt, which it considers a Level 2 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements. The fair value of the Company’s long-term debt is estimated to be $40.0 million at June 30, 2023.
The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2023
Money market funds (a)	$0.6	$—	$—	$0.6
Corporate bonds and notes	—	10.6	—	10.6
Municipal bonds	—	8.0	—	8.0
Federal agency issues	—	3.4	—	3.4
U.S. government securities	—	3.0	—	3.0
Contingent consideration	—	—	(7.6)	(7.6)
Total	$0.6	$25.0	$(7.6)	$18.0
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Money market funds (a)	$3.3	$—	$—	$3.3
Corporate bonds and notes	—	65.1	—	65.1
Municipal bonds	—	16.0	—	16.0
Federal agency issues	—	20.0	—	20.0
U.S. government securities	—	11.7	—	11.7
Contingent consideration	—	—	(6.8)	(6.8)
Total	$3.3	$112.8	$(6.8)	$109.3
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance at December 31, 2022	$6.8
Change in fair value recognized in the Statements of Operations	0.8
Ending balance at June 30, 2023	$7.6

5.PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment at June 30, 2023 and December 31, 2022 were as follows:

(in millions)	June 30, 2023	December 31, 2022
Leasehold improvements	$90.8	$67.9
Equipment	136.1	124.7
Property, plant and equipment, gross	226.9	192.6
Less accumulated depreciation	(114.9)	(109.2)
Property, plant and equipment, net	$112.0	$83.4
During the three months ended March 31, 2023, the Company incurred $5.7 million of accelerated depreciation of leasehold improvements and equipment in connection with the Company's decision to cease the use of its corporate headquarters in Salt Lake City and transition corporate support operations to its new facility in west Salt Lake City. The Company expects to designate a sub-lessee or new tenant for the facility and therefore has not recognized a loss on the lease as of June 30, 2023. See Note 15 for further discussion.
During the three months ended March 31, 2022, the Company ceased the use of certain leased Salt Lake City facilities. As a result, the Company recognized a $2.1 million impairment on the property, plant and equipment associated with the leases, which consisted primarily of leasehold improvements. See Note 15 for further discussion.
The Company recorded depreciation during the respective periods as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Depreciation expense	$2.7	$2.8	$11.4	$5.6
6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2023:

(in millions)	Total
Beginning balance	$286.8
Translation adjustments	0.4
Ending balance	$287.2
Intangible Assets
Intangible assets consist of amortizable assets of developed technologies, customer relationships, and trademarks. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At June 30, 2023
Developed technologies	$625.6	$(274.0)	$351.6
Customer relationships	1.6	(0.1)	1.5
Trademarks	6.1	(0.4)	5.7
Total intangible assets	$633.3	$(274.5)	$358.8

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2022
Developed technologies	$625.0	$(252.9)	$372.1
Customer relationships	1.6	—	1.6
Trademarks	6.1	(0.1)	6.0
Total intangible assets	$632.7	$(253.0)	$379.7
The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Amortization of intangible assets	$10.6	$10.2	$21.3	$20.3
7.ACCRUED LIABILITIES
The Company's accrued liabilities at June 30, 2023 and December 31, 2022 were as follows:

(in millions)	June 30, 2023	December 31, 2022
Employee compensation and benefits	$37.0	$41.2
Accrued taxes payable	4.6	4.8
Refunds payable and reserves	17.4	19.3
Short-term contingent consideration	5.7	—
Accrued royalties	5.1	4.8
Legal charges pending settlement	77.5	—
Other accrued liabilities	17.0	24.2
Total accrued liabilities	$164.3	$94.3
8.LONG-TERM DEBT
On June 30, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million, with JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, the other lender parties thereto, and certain of the Company's domestic subsidiaries (the "Guarantors"). The ABL Facility includes an option for the Company to request an increase in the maximum principal amount by up to $25.0 million for a total maximum principal commitment of $115.0 million. The ABL Facility replaced the Company's previous credit facility and matures on June 30, 2026. The obligations of the Company are guaranteed by the Guarantors, and the ABL Facility is secured by substantially all of the assets of the Company and the Guarantors. The Company had long-term debt of $40.0 million under the ABL Facility at June 30, 2023 and incurred $1.6 million of debt issuance costs during the three months ended June 30, 2023. The proceeds of the ABL Facility were or will be used for the working capital needs and general corporate purposes of the Company and its subsidiaries, including, without limitation, consummating permitted acquisitions and refinancing existing indebtedness.
Availability under the ABL Facility is subject to a borrowing base, which is the lesser of (a) 85% of the Company's and the Guarantor's eligible accounts receivable plus certain cash held in a segregated and fully-blocked account with the administrative agent in an amount up to $20.0 million ("Eligible Cash") minus any reserves established by the administrative agent in accordance with the ABL Facility, and (b) the aggregate amount of cash collections from eligible accounts of the Company and the Guarantors for the 60 consecutive days most recently ended. Subject to certain conditions, the Company can freely withdraw cash from the Eligible Cash account, provided that any reduction in the Eligible Cash amount will have a corresponding reduction in the borrowing base.

Loans outstanding under the ABL Facility will bear interest at a rate per annum equal to, at the option of the Company, either (a) the greatest of (i) the daily Prime Rate, (ii) the daily NYFRB Rate plus 0.50%, and (iii) the monthly Adjusted Term SOFR Rate (as defined below) plus 1.00% (the “ABR”) plus an applicable margin ranging from 1.00% to 1.50% depending on the aggregate average unused availability under the ABL Facility during the prior quarter or (b) term SOFR for a tenor of one, three or six months (at the Company’s election) plus 0.10% (the “Adjusted Term SOFR Rate”) plus an applicable margin ranging from 2.00% to 2.50% depending on the average unused availability under the ABL Facility during the prior quarter, with an ABR floor of 1.00% and an Adjusted Term SOFR Rate floor of 0.00%. Under the ABL Facility the undrawn fee ranges from 37.5 to 50 basis points based on the daily amount of the available revolving commitment. The interest rate for borrowings under the ABL Facility as of June 30, 2023 was 7.59%.

The Company may elect to prepay all or any portion of the amounts owed prior to the maturity date without premium or penalty. The ABL Facility is also subject to customary mandatory prepayments with the proceeds of unpermitted indebtedness and upon the occurrence of an over-advance. Voluntary and mandatory prepayments and all other payments of the ABL Facility must be accompanied by payment of accrued interest on the principal amount repaid or prepaid.

The ABL Facility contains customary loan terms, interest rates, representations and warranties and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. Covenants under the ABL Facility limit or restrict the Company and its subsidiaries' ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The ABL Facility requires the Company and the Guarantors, on a consolidated basis, to maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. As of June 30, 2023, availability under the ABL Facility was $48.5 million. In addition, the ABL Facility includes a number of customary events of default. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the ABL Facility may become due and payable immediately.

Under the terms of the ABL Facility, if (i) an event of default has occurred and is continuing or (ii) availability under the ABL Facility is less than the greater of (a) $12.5 million and (b) 15% of the lesser of the maximum commitment amount and the borrowing base, the Company will become subject to cash dominion, upon which the administrative agent will apply funds credited to a collection account to first prepay any outstanding protective advances, second to prepay any revolving loans and third, to cash collateralize any outstanding letter of credit exposure. Such cash dominion period will end when availability has remained in excess of the greater of (i) $12.5 million and (ii) 15% of the lesser of the maximum commitment amount and the borrowing base for a period of 45 consecutive days and no event of default is continuing.
The Company had no outstanding balances under the previous credit facility as of December 31, 2022 or June 30, 2023, the date such facility was replaced with the ABL Facility.

9.OTHER LONG-TERM LIABILITIES
The Company's other long-term liabilities at June 30, 2023 and December 31, 2022 were as follows:

(in millions)	June 30, 2023	December 31, 2022
Contingent consideration	$1.9	$6.8
Escrow liability	7.5	7.5
Other	2.0	0.2
Total other long-term liabilities	$11.4	$14.5
Contingent consideration as of June 30, 2023 consisted of the long-term portion of contingent consideration related to the acquisition of Sividon. As of December 31, 2022, contingent consideration consisted of the long-term portion of contingent consideration related to the acquisitions of Sividon and Gateway. As of June 30, 2023, the contingent consideration related to the acquisition of Gateway is recorded to Accrued Liabilities in the Condensed Consolidated Balance Sheets. Additionally, a corresponding amount of cash to the escrow liability of $7.5 million has been restricted for the potential payment to Gateway under the indemnity and escrow provisions of the Gateway acquisition agreement. See Note 16 for additional information on the Gateway acquisition.

10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at June 30, 2023.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 81.9 million shares of common stock issued and outstanding at June 30, 2023.
Shares of common stock issued and outstanding

	Six months ended June 30,
(in millions)	2023	2022
Beginning common stock issued and outstanding	81.2	80.0
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	0.7	0.6
Common stock issued and outstanding at end of period	81.9	80.6
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Denominator:
Weighted-average shares outstanding used to compute basic EPS	81.7	80.4	81.5	80.3
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	81.7	80.4	81.5	80.3
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Anti-dilutive options and RSUs excluded from EPS computation	5.5	5.4	5.5	5.4
Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 million of the Company’s outstanding common stock. The Company may repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company's management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. As of June 30, 2023, the Company has $110.7 million remaining under its current share repurchase authorization. No shares were repurchased during the six months ended June 30, 2023 or June 30, 2022 under this authorization.

11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors, to make grants of restricted stock and stock unit awards to employees, consultants, and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 1, 2023 when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 4.8 million shares. As of June 30, 2023, the Company has 4.9 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or the CHCC on an award-by-award basis. RSUs granted to employees generally vest ratably over three or four years or as cliff vesting after three years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of performance-based RSUs ("PSUs") awarded to certain employees may be increased or reduced based on certain additional performance and market metrics. RSUs granted to non-employee directors vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant. Options granted to the Company's President and Chief Executive Officer as an inducement to his employment expire on August 13, 2027.
The performance and market conditions associated with PSU awards granted during the six months ended June 30, 2023 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2023 through December 31, 2025, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2025 results. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represent market conditions and, accordingly, the estimated fair value of such awards are recognized over the performance period.
Stock Options
A summary of the stock option activity for the six months ended June 30, 2023 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2022	0.7	$13.38
Less:
Options exercised	—	$—
Options canceled or expired	—	$—
Options outstanding at June 30, 2023	0.7	$13.38
Options exercisable at June 30, 2023	0.4	$13.38
As of June 30, 2023, there was $0.8 million of total unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.2 years. There were no options granted during the six months ended June 30, 2023.

Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plan and inducement awards, including PSU awards, for the six months ended June 30, 2023 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2022	3.7	$25.08
RSUs granted	2.0	$24.07
Less:
RSUs vested	(0.7)	$26.42
RSUs canceled	(0.2)	$24.95
RSUs unvested and outstanding at June 30, 2023	4.8	$24.47
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors of the Company on September 23, 2021 and the stockholders on June 2, 2022 (the "Amended and Restated 2012 Purchase Plan"), under which 4.0 million shares of common stock were authorized. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. As of June 30, 2023, 1.5 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan.
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Cost of testing revenue	$0.4	$0.5	$0.7	$0.8
Research and development expense	1.1	1.0	1.7	3.4
Selling, general, and administrative expense	9.7	8.9	16.3	16.3
Total stock-based compensation expense	$11.2	$10.4	$18.7	$20.5
As of June 30, 2023, there was $84.4 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.4 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.
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

For the three months ended June 30, 2023, there was no income tax expense, or approximately 0% of pre-tax loss, compared to an income tax benefit of $3.8 million, or approximately 21.2% of pre-tax loss, for the three months ended June 30, 2022. Income tax expense for the six months ended June 30, 2023 was $2.1 million, or approximately (1.24)% of pre-tax loss, compared to an income benefit of $9.7 million, or approximately 21.9% of pre-tax loss for the six months ended June 30, 2022. For the three and six months ended June 30, 2023, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets. For the three and six months ended June 30, 2022, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, disallowed meals and entertainment expenses, stock compensation expenses, and asset impairment expenses.
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
As of June 30, 2023, except as noted below, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Securities Class Action
On September 27, 2019, a class action complaint was filed in the U.S. District Court for the District of Utah against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Chief Financial Officer, R. Bryan Riggsbee (Defendants). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company's former Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding the Company's business, operations, and acquisitions. The lead plaintiff seeks the payment of damages allegedly sustained by it and the purported class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees. On March 16, 2021, the U.S. District Court for the District of Utah denied the Company's motion to dismiss. On December 1, 2021, the U.S. District Court for the District of Utah granted plaintiff's motion for class certification. On August 3, 2023, the Company entered into a stipulation and agreement of settlement (the "Settlement Agreement") to resolve this lawsuit. Also on August 3, 2023, the parties filed a motion seeking court approval of the settlement. Defendants continue to deny any liability.

Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay a settlement amount of $77.5 million (the “Settlement Amount”), consisting of at least $20 million in cash (the “Initial Cash Amount”) and up to $57.5 million in freely tradeable shares of common stock. Within ten business days of preliminary court approval of the settlement, which is expected to occur in the third quarter of 2023, the Company is required to deposit the Initial Cash Amount into an escrow account controlled by plaintiff's counsel. Prior to the hearing on the final approval of the settlement (the “Final Approval Hearing”), the Company can elect to pay all or a portion of the remaining $57.5 million of the Settlement Amount in cash (the “Additional Cash Amount”) or shares of common stock (the “Stock Component”). The number of shares of common stock, if any, that the Company will issue in connection with the settlement (the "Settlement Shares") will be calculated by dividing the Stock Component by the volume-weighted average price of common stock for the ten consecutive trading days immediately preceding the date of the Final Approval Hearing. The Company expects that any Settlement Shares issued in connection with the settlement will be made in reliance on an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended, which will require court approval following a hearing on the fairness of the exchange. The Company is required to issue and deliver any Settlement Shares and/or deposit any Additional Cash Amount in the settlement fund within three calendar days of the date that final judgment is entered by the court, which is expected to occur in the first quarter of 2024, provided that, with respect to the Stock Component, if the volume-weighted average price of the common stock drops to a level that would require the Company to issue shares in excess of 5% of the total number of outstanding shares of common stock, then the Company will have four months from the date of the Final Approval Hearing to pay in cash any Settlement Amount that remains unpaid following payment of the Initial Cash Amount. The Company intends to pay the majority of the Settlement Amount in cash from its cash on hand, operating cash flow and asset based credit facility.

As part of the settlement, the settlement class has agreed to release the Company, the other defendants named in the lawsuit, and certain of their respective related parties from any and all claims, suits, causes of action, damages, demands, liabilities, or losses that are based upon, arise from, or relate to (a) the purchase, acquisition or trading of any common stock during the class period from August 9, 2017 until February 6, 2020; and (b) the allegations, transactions, facts, matters or occurrences, representations, or omissions involved, set forth, or referred to in the class action. The Settlement Agreement contains no admission of liability, wrongdoing or responsibility by any of the parties. The settlement is subject to court approval.
The Company has accrued $77.5 million for the pending settlement of this action, which is included in Accrued liabilities in the Company's Condensed Consolidated Balance Sheet as of June 30, 2023.
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
Other Legal Proceedings
On December 21, 2020, Ravgen, Inc. filed a lawsuit against the Company and its wholly owned subsidiary, Myriad Women's Health, Inc., in the U.S. District Court for the District of Delaware, alleging infringement of two Ravgen-owned patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, injunctive relief, and recovery of attorney's fees and costs. Various third parties have filed challenges to the validity of the asserted patents with the U.S. Patent and Trademark Office, which challenges have been instituted for review. On March 14, 2022, the case was stayed pending the outcome of the first of these validity challenges. On February 13, 2023, the court lifted the stay and litigation of the case has resumed. The parties are currently engaged in fact discovery.
On February 3, 2022, a purported class action lawsuit was filed against the Company in the U.S. District Court in the Northern District of California by Ashley Carroll. Plaintiff alleges, among other things, that the Company made false statements about the accuracy of its Prequel prenatal screening test. The complaint seeks unspecified monetary damages, as well as punitive damages and injunctive relief. On April 1, 2022, the Company filed a motion to dismiss the lawsuit. On May 2, 2022, the plaintiff amended her complaint. On June 2, 2022, the Company filed a motion to dismiss the amended complaint. On July 26, 2022, the court granted and denied in part the Company's motion to dismiss the amended complaint. As part of the court's order, plaintiff was granted leave to file a second amended complaint. The plaintiff filed a second amended complaint on August 16, 2022. On September 6, 2022, the Company filed a motion to dismiss the second amended complaint. On November 9, 2022, the Court granted and denied in part the Company's motion to dismiss the second amended complaint. The case is currently in on-going non-expert fact discovery, which is set to close on May 13, 2024.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the six months ended June 30, 2023 and June 30, 2022 are as follows:

	Six months ended June 30,
(in millions)	2023	2022
Cash paid for income taxes	$1.1	$1.0
Non-cash investing and financing activities:
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$8.4	$15.5
Operating lease liabilities	8.7	15.5
Tenant improvement allowance not yet received	—	16.0
Purchases of property, plant and equipment in accounts payable and accrued liabilities	7.5	4.3

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that agrees to the amounts included in the Condensed Consolidated Statements of Cash Flows.

	Six months ended June 30,
(in millions)	2023	2022
Cash and cash equivalents	$102.8	$104.2
Restricted cash	9.9	2.0
Total cash, cash equivalents, and restricted cash	$112.7	$106.2
15.LEASES
The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from one to fifteen years. Operating leases are included in Operating lease right-of-use assets, Noncurrent operating lease liabilities, and Current maturities of operating lease liabilities in the Condensed Consolidated Balance Sheets. Finance leases are included in Other assets, Accrued liabilities, and Other long-term liabilities in the Condensed Consolidated Balance Sheets.
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
The Company has also vacated certain existing facilities. During the six months ended June 30, 2022, the Company ceased the use of one of its leased facilities in Salt Lake City. As a result, the Company recorded an impairment charge on right-of-use assets of $8.6 million and an impairment charge of $2.1 million on the related leasehold improvements. The total $10.7 million impairment is included in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2023, the Company decided to cease the use of its corporate headquarters in Salt Lake City and transition corporate support operations to its new facility in west Salt Lake City. The Company expects to designate a sub-lessee or new tenant for the facility and therefore has not recognized a loss on the lease as of June 30, 2023. The Company will remain liable for all rent payments until a sub-lessee or new tenant can be found.
As of June 30, 2023, except as noted above, the Company expects to continue to occupy our existing facilities until the expiration of the leases.

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

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
(in thousands)
Revenue	$184,466	$354,675
Net loss	(14,663)	(35,775)
Revenue and net loss from Gateway included in the Company's Consolidated Statements of Operations during the three and six months ended June 30, 2023 is $5.1 million and $(1.6) million, respectively, and $10.6 million and $(2.2) million, respectively.

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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss (in millions):

Ending balance December 31, 2022	$(6.2)
Period translation adjustments	0.8
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity	0.5
Ending balance June 30, 2023	$(4.9)

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
•the risk that we may be unable to comply with financial or operating covenants under our credit or lending agreements;
•risks related to our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting;
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, including the risk that the court does not approve the settlement of the class action lawsuit, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 1, 2023, our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, and this Quarterly Report on Form 10-Q.
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
Personalized genetic data and digital and virtual consumer trends are converging to change traditional models of care. Significant growth opportunities exist to help patient populations with pressing health care needs through innovative solutions and services. Our focus is on organic growth, deployment of capital, including through opportunistic acquisitions, and the launch of new products. We are focusing our efforts in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Mental Health. We believe our path to organic growth is driven by articulating our clinical differentiation, advancing a new commercial model in our Oncology and Women's Health businesses to reach a broader set of physicians and patients, raising awareness with patients who we believe would benefit from testing, and innovation that improves clinical outcomes, ease of use, and access. By investing in tech-enabled commercial tools, new laboratory facilities, and advanced automation, we believe we will be able to reduce complexity and cost. With a foundation of financial, commercial, operational, and technological strength, we plan to expand some of our current products, such as our Foresight Carrier Screen test, and launch new products, such as FirstGene, and, on a research use only basis, Precise minimal residual disease (MRD), which we expect will help accelerate our growth. We intend to develop and enhance our products to support growth, improve patient and provider experience, and reach more patients of all backgrounds. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability.

Business Updates
During the quarter ended June 30, 2023, our significant business updates and financial highlights include the following:
•Second quarter 2023 testing volumes grew 38% year-over-year and 17% year-over-year excluding the contribution from our SneakPeek Early Gender DNA Test, driven by 20% growth year-over-year in MyRisk hereditary cancer test volumes and 23% growth year-over-year in GeneSight test volumes.
•Revenue growth of 2% year-over-year for the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022.
•Achieved the Great Place to Work® Certification for 2023.
•Added the Folate Receptor Alpha test to PreciseTM Oncology Solutions to expand treatment options for women living with ovarian cancer.
•Appointed Adam Brufsky, MD, PhD, FACP as a Scientific Advisor to our Oncology business unit.
•Announced research collaboration to use our minimal residual disease testing platform with the University of Texas MD Anderson Cancer Center.
•Established a new $90.0 million asset-based credit facility (the "ABL Facility") with JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, and the other lender parties thereto.
Results of Operations for the Three Months Ended June 30, 2023 and 2022
The results of operations for the three months ended June 30, 2023 and 2022 are discussed below.
Revenue

	Three months ended June 30,		Change	% of total revenue
(in millions)	2023	2022	2023	2023	2022
Testing revenues:
Hereditary Cancer	$76.7	$79.4	$(2.7)	42%	44%
Tumor Profiling	36.0	33.5	2.5	19%	19%
Prenatal	35.6	33.3	2.3	19%	19%
Pharmacogenomics	35.2	33.1	2.1	19%	18%
Total revenue	$183.5	$179.3	$4.2	100%	100%
Test revenues increased $4.2 million for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to an increase in testing volume across the majority of our products, partially offset by a decline in the average revenue per test. For the three months ended June 30, 2022, we recorded $11.7 million of revenue as a change of estimate related to previously delivered tests; the amount of revenue recorded as a change of estimate for the three months ended June 30, 2023 was not material. In addition, the average revenue per test for the three months ended June 30, 2023 was affected by payor-related administrative activity, including changes in contracted rates. Tumor profiling revenues increased $2.5 million compared to the same period in the prior year due primarily to a 13% and 9% increase in testing volume and average revenue per test, respectively, for the Prolaris product. Prenatal revenues increased $2.3 million compared to the same period in the prior year due primarily to revenue from SneakPeek of $5.1 million. As the acquisition of Gateway Genomics, LLC occurred on November 1, 2022, there were no corresponding SneakPeek revenues in the prior period. Revenues from Pharmacogenomics increased $2.1 million compared to the same period in the prior year due primarily to a 23% increase in testing volume offset by a 14% decrease in the average revenue per test. Hereditary Cancer revenues decreased $2.7 million compared to the same period in the prior year due to a 19% decrease in the average revenue per test due primarily to changes in estimates, partially offset by a 20% increase in testing volume.

Cost of Sales

	Three months ended June 30,
(in millions)	2023	2022	Change
Cost of testing revenue	$57.8	$49.7	$8.1
Cost of testing revenue as a percentage of revenue	31.5%	27.7%
The cost of testing revenue as a percentage of revenue increased from 27.7% to 31.5% during the three months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily driven by the shift in the product mix for the current period and an increase in compensation costs due to higher headcount and an increase in the average cost per employee.
Research and Development Expense

	Three months ended June 30,
(in millions)	2023	2022	Change
Research and development expense	$21.2	$20.3	$0.9
Research and development expense as a % of total revenue	11.6%	11.3%
Research and development expense for the three months ended June 30, 2023 increased by $0.9 million compared to the same period in the prior year primarily due to an increase in compensation costs, driven by an increase in headcount.
Selling, General and Administrative Expense

	Three months ended June 30,
(in millions)	2023	2022	Change
Selling, general and administrative expense	$140.7	$127.1	$13.6
Selling, general and administrative expense as a % of total revenue	76.7%	70.9%
Selling, general and administrative expense increased by $13.6 million for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to a $5.6 million increase in compensation costs driven by an increase in both headcount and cost per employee, a $2.3 million increase in rent expense as we transition to new facilities, a $2.1 million increase in severance costs, a $2.0 million increase in general legal costs, a $1.8 million increase in commission expense due to increased testing volume, and a $1.1 million increase in sales and marketing expenses due to more in-person sales and marketing events in the current period compared to the prior period, partially offset by $4.1 million decrease in consulting costs.
Legal charges pending settlement

	Three months ended June 30,
(in millions)	2023	2022	Change
Legal charges pending settlement	$77.5	$—	$77.5
Legal charges pending settlement as a % of total revenue	42.2%	—%
The three months ended June 30, 2023 includes $77.5 million related to the pending securities class action settlement recorded in the current period. See Note 13 in the Condensed Consolidated Financial Statements for further information. There were no corresponding legal charges pending settlement in the prior period.
Other Income (Expense), Net

	Three months ended June 30,
(in millions)	2023	2022	Change
Other income (expense), net	$(2.4)	$(0.1)	$(2.3)
Other expense increased for the three months ended June 30, 2023 as compared to the same period in the prior year due primarily to losses due to foreign currency fluctuations and on sales of investment securities in the current year.

Income Tax Expense (Benefit)

	Three months ended June 30,
(in millions)	2023	2022	Change
Income tax expense (benefit)	$—	$(3.8)	$3.8
Effective tax rate	—%	21.2%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 4.2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
For the three months ended June 30, 2023, there was no income tax expense and our effective tax rate was 0%. For the three months ended June 30, 2023, our effective tax rate differs from the U.S. federal statutory rate primarily due to valuation allowances and uncertain tax positions. For the three months ended June 30, 2022, our effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, disallowed meals and entertainment expenses, stock compensation expenses and asset impairment expenses.
Results of Operations for the Six Months Ended June 30, 2023 and 2022

The results of operations for the six months ended June 30, 2023 and 2022 are discussed below.

Revenue

	Six months ended June 30,		Change	% of Total Revenue
(in millions)	2023	2022	2023	2023	2022
Testing revenues:
Hereditary Cancer	$152.4	$150.3	$2.1	42%	44%
Tumor Profiling	73.3	66.0	7.3	20%	19%
Prenatal	71.8	65.2	6.6	20%	19%
Pharmacogenomics	67.2	62.4	4.8	18%	18%
Autoimmune	—	0.3	(0.3)	—%	—%
Total revenue	$364.7	$344.2	$20.5	100%	100%
Test revenues for the six months ended June 30, 2023 increased $20.5 million compared to the same period in the prior year due to an increase in testing volume across the majority of our products, partially offset by a decline in the average revenue per test. For the six months ended June 30, 2022, we recorded $19.9 million of revenue as a change of estimate related to previously delivered tests; the revenue amount recorded as a change of estimate for the six months ended June 30, 2023 was not material. In addition, the average revenue per test for the six months ended June 30, 2023 was affected by payor-related administrative activity, including changes in contracted rates. Tumor Profiling revenues increased $7.3 million compared to the same period in the prior year due to a 17% and 7% increase in testing volume and average revenue per test, respectively, for the Prolaris product. Prenatal revenues increased $6.6 million compared to the same period in the prior year due primarily to revenue from SneakPeek of $10.6 million. As the acquisition of Gateway Genomics, LLC occurred on November 1, 2022, there were no corresponding SneakPeek revenues in the prior period. Revenues from Pharmacogenomics increased $4.8 million compared to the same period in the prior year due primarily to a 27% increase in testing volume, partially offset by a 15% decrease in the average revenue per test. Hereditary Cancer revenues increased $2.1 million compared to the same period in the prior year due to a 22% increase in testing volume, partially offset by a 17% decrease in the average revenue per test.

Cost of Sales

	Six months ended June 30,
(in millions)	2023	2022	Change
Cost of testing revenue	$117.0	$97.7	$19.3
Cost of testing revenue as a percentage of revenue	32.1%	28.4%
The cost of testing revenue as a percentage of revenue increased from 28.4% to 32.1% during the six months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily driven by the shift in the product mix for the current period and an increase in compensation costs due to both an increase in the number of employees and an increase in the average cost per employee.
Research and Development Expense

	Six months ended June 30,
(in millions)	2023	2022	Change
R&D expense	$43.7	$41.5	$2.2
R&D expense as a % of total revenue	12.0%	12.1%
Research and development expense for the six months ended June 30, 2023 increased by $2.2 million compared to the same period in the prior year primarily due to an increase in compensation costs, driven by an increase in headcount.
Selling, General and Administrative Expense

	Six months ended June 30,
(in millions)	2023	2022	Change
Selling, general and administrative expense	$292.4	$237.7	$54.7
Selling, general and administrative expense as a % of total revenue	80.2%	69.1%
Selling, general and administrative expense increased for the six months ended June 30, 2023 compared to the same period in the prior year primarily due to a $15.2 million increase in compensation costs driven by an increase in both headcount and cost per employee, a $15.5 million change in general legal expenses due to the receipt of $12.0 million from insurers in the prior period to offset the previously accrued Abelli settlement and other legal expenses, a $6.7 million increase in commission expense due to increased testing volume, $6.1 million increase in depreciation and amortization expense due to the accelerated depreciation for certain leasehold improvements and equipment in connection with our decision to cease the use of our corporate headquarters, $5.3 million increase in sales and marketing expenses due to more in-person sales and marketing events in the current period compared to the prior period, a $4.0 million increase in rent expense as we transition to new facilities, and a $3.0 million increase in severance costs, partially offset by a $4.5 million decrease in consulting costs.
Legal charges pending settlement

	Six months ended June 30,
(in millions)	2023	2022	Change
Legal charges pending settlement	$77.5	$—	$77.5
Legal charges pending settlement as a % of total revenue	21.3%	—%
The six months ended June 30, 2023 included $77.5 million of accruals related to the pending securities class action settlement recorded in the current period. See Note 13 in the Condensed Consolidated Financial Statements for further information. There were no corresponding legal charges pending settlement in the prior period.

Goodwill and long-lived asset impairment charges

	Six months ended June 30,
(in millions)	2023	2022	Change
Goodwill and long-lived asset impairment charges	$—	$10.7	$(10.7)
Goodwill and long-lived asset impairment charges as a % of total revenue	—%	3.1%
Goodwill and long-lived asset impairment charges for the six months ended June 30, 2022 included an $8.6 million impairment to right-of-use assets and a $2.1 million impairment to the related leasehold improvements as a result of our decision to no longer use certain of our facilities in order to consolidate space. There were no impairments recognized in the current period.
Other Income (Expense), Net

	Six months ended June 30,
(in millions)	2023	2022	Change
Other income (expense), net	$(2.8)	$(0.9)	$(1.9)
Other expense increased for the six months ended June 30, 2023 compared to the same period in the prior year due primarily to a $1.7 million loss due to foreign currency fluctuations and a $1.4 million loss on investment securities in the current period.
Income Tax Benefit

	Six months ended June 30,
(in millions)	2023	2022	Change
Income tax benefit	$2.1	$(9.7)	$(0.5)
Effective tax rate	(1.2)%	21.9%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 4.2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax expense for the six months ended June 30, 2023 was $2.1 million, and our effective tax rate was (1.2)%.  For the six months ended June 30, 2023, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to valuation allowances and uncertain tax positions. For the six months ended June 30, 2022, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, disallowed meals and entertainment expenses, stock compensation expenses and asset impairment expenses.
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
On June 30, 2023, we entered into the ABL Facility, an asset-based credit facility with an initial maximum principal amount of $90.0 million, with an option for us to request an increase in the maximum principal amount by up to $25.0 million. As of June 30, 2023, we had $40.0 million outstanding under the ABL Facility and availability of $48.5 million. The ABL Facility requires that we and our subsidiaries guaranteeing the indebtedness, on a consolidated basis, maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days.

We believe that our existing cash, cash equivalents and marketable securities of $127.8 million as of June 30, 2023, and our expected cash flow from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months, including expected cash payments under our recent securities class action settlement agreement — see Note 13, "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for additional information about the settlement agreement. We expect to pay the majority of the settlement amount in the securities class action settlement in cash from our cash on hand, operating cash flow and asset based credit facility. Our available capital resources, however, may be consumed more rapidly than currently expected, or may be insufficient for our business needs for many reasons, including as a result of our operational cash needs, capital expenditures, and litigation related costs not covered by, or above the limits set forth in, our insurance. In addition, we are subject to covenants under our ABL Facility which could limit our ability to incur additional indebtedness or impact our ability to pursue other financing. If we do not generate sufficient cash from operations, if our capital resources are consumed more rapidly than expected, or if we no longer have access to additional funds under our ABL Facility and we are unable to secure additional funds on acceptable terms, or at all, we may be forced to delay the build-out of our new laboratories; delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations; or delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
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
The following table represents the balances of cash, cash equivalents and marketable investment securities as of the dates set forth in the table below:

(in millions)	June 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$102.8	$56.9	$45.9
Marketable investment securities	18.8	58.0	(39.2)
Long-term marketable investment securities	6.2	54.8	(48.6)
Cash, cash equivalents and marketable investment securities	$127.8	$169.7	$(41.9)
The decrease in cash, cash equivalents, and marketable investment securities was primarily driven by $34.1 million in cash used by operations, $42.3 million used for capital expenditures, and $5.1 million used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock, partially offset by proceeds from the ABL Facility of $40.0 million.
The following table represents the Condensed Consolidated Cash Flow Statement:

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Cash flows used in operating activities	$(34.1)	$(96.2)	$62.1
Cash flows provided by (used in) investing activities	46.4	(53.3)	99.7
Cash flows provided by (used in) financing activities	33.5	(2.3)	35.8
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.5	(0.8)	1.3
Net decrease in cash and cash equivalents, and restricted cash	46.3	(152.6)	198.9
Cash, cash equivalents, and restricted cash at the beginning of the period	66.4	258.8	(192.4)
Cash, cash equivalents, and restricted cash at the end of the period	$112.7	$106.2	$6.5

Cash Flows from Operating Activities
We used less cash for operating activities for the six months ended June 30, 2023, compared to the same period in the prior year, primarily due to an increase in the operating loss and the timing of payments for legal settlements. The prior year period included legal settlement payments of $50.0 million, net of amounts received from insurers to offset settlement costs. In addition, the period in the current year included the receipt of $16.3 million in tenant improvement allowance reimbursements with no corresponding receipts in the prior period.
Cash Flows from Investing Activities
The increase in cash flows from investing activities for the six months ended June 30, 2023, compared to the same period in the prior year, was primarily due to the $129.0 million net change in cash flows from marketable securities due to sales of marketable securities for the six months ended June 30, 2023 in comparison to the purchase of marketable securities for the six months ended June 30, 2022. These increases were partially offset by a $29.3 million increase in capital expenditures from the prior period in connection with the build-out of new facilities.
Cash Flows from Financing Activities
The increase in cash flows from financing activities for the six months ended June 30, 2023, compared to the same period in the prior year, was due primarily to proceeds of $40.0 million under the ABL Facility in the current period.
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
Critical Accounting Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on March 1, 2023. No significant changes to our accounting policies took place during the six months ended June 30, 2023.
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
Our investments consist of debt securities of various types and maturities of two years or less. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of Accumulated other comprehensive loss. Realized gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishes a new cost basis for the security.
Although our investment policy guidelines are intended to ensure the preservation of principal, market conditions can result in high levels of uncertainty. Our ability to trade or redeem the securities in which we invest, including certain corporate bonds, may become difficult. Valuation and pricing of these securities can also become variable and subject to uncertainty. As of June 30, 2023, we had $0.5 million in unrealized losses in our investment portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

We are exposed to interest rate risk primarily through borrowings under our ABL Facility. An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by $0.4 million based on our $40.0 million debt outstanding on our ABL Facility as of June 30, 2023.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 13, "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements, which are included herein.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023, our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, and this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
If we do not generate sufficient cash flow from operations and are unable to secure additional funding, we may have to reduce our operations.
While we believe that our existing cash, cash equivalents and marketable securities, future cash flow from operations, and amounts available for borrowing under our ABL Facility (as defined below) will be sufficient to meet our anticipated cash requirements for at least the next 12 months, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing.
On June 30, 2023, we entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million with JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, and the other lender parties thereto. As of June 30, 2023, we had $40.0 million of outstanding borrowings under the ABL Facility. The ABL Facility limits our ability to incur additional indebtedness and requires us to comply with certain minimum liquidity and minimum availability covenants.
If we do not generate sufficient cash from operations, if our capital resources are consumed more rapidly than expected, or if we no longer have access to additional funds under our ABL Facility and are unable to secure additional funding, on acceptable terms or at all, we may be forced to delay the build-out of our new laboratories, delay, scale back or eliminate some of our sales and marketing activities, research and development activities, or other operations, and potentially delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals could be adversely affected.
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
Covenants in the ABL Facility impose operating and financial restrictions on us. These restrictions may prohibit or place limitations on, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. We are also required to maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. In addition, the ABL Facility includes a number of customary events of default. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the ABL Facility may become due and payable immediately, which could have a material adverse impact on our operations and liquidity.

We are currently subject to, and in the future may be subject to, securities class action lawsuits and stockholder derivative actions, as well as product or professional liability claims. These, and potential similar or related litigation, could result in substantial losses and have a material adverse effect on our business, cash position, operating results or financial condition.
We are currently subject to a variety of litigation, including a securities class action lawsuit filed in the United States District Court for the District of Utah, and stockholder derivative actions filed in the Delaware Court of Chancery and the United States District Court for the District of Delaware. On August 2, 2023, we entered into a stipulation and agreement of settlement, which is subject to court approval, to resolve the securities class action lawsuit. Pursuant to the terms of the settlement, we have agreed to pay a settlement amount of $77.5 million, consisting of at least $20.0 million in cash and up to $57.5 million in freely tradeable shares of common stock. We also may be subject to future securities class action and stockholder derivative claims. Such litigation, including the court's failure to approve the settlement of the securities class action lawsuit, may adversely impact our business, cash position, results of operations or financial condition and divert management's time and attention from our business.
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
Although we maintain liability insurance for certain claims, including director and officer's insurance and insurance for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against outstanding or future claims or any judgments, fines or settlement costs arising out of any outstanding or future claims. Any claim, including the securities class action and stockholders derivative claims or an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. If we were successfully sued for product or professional liability claims or in connection with current or future securities class action and stockholder derivative claims, we could face substantial losses that exceed our insurance coverage and our other resources. For example, we have depleted our director and officer's insurance coverage for the securities class action lawsuit and no insurance proceeds are available to us to pay the cash portion of the settlement amount. We plan to pay the majority of the settlement amount in cash from our cash on hand, operating cash flow and asset based credit facility. If we are not successful in our defense of any such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, cash position, operating results or financial condition. Additionally, any lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have a materially adverse effect on our reputation, cash position, and results of operations.

Future sales and issuances of our common stock would result in dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
From time to time, we may issue additional securities or sell common stock, convertible securities or other securities in one or more transactions at prices and in a manner we determine. In connection with the settlement of the securities class action lawsuit, we may issue up to $57.5 million in freely tradeable shares of our common stock. We also plan to continue to grant equity awards that convert into shares of our common stock to employees and directors pursuant to our equity incentive plan. If we sell or issue common stock, convertible securities or other equity securities, or common stock is issued pursuant to equity incentive plans, holders of our common stock may be materially diluted. In addition, we may issue common stock or other equity securities in connection with an acquisition or other strategic transaction, which would cause dilution to our existing stockholders. New investors in such transactions could gain rights, preferences and privileges senior to those of holders of our common stock.
We do not intend to pay dividends on our common stock so any returns will be limited to changes in the value of our common stock.
We currently intend to retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of our ABL Facility restrict our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.
Our restated certificate of incorporation and our restated bylaws designate specific state or federal courts as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our restated bylaws provide that a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our restated bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. Our restated certificate of incorporation provides that the federal district courts of the United States of America are the exclusive forum for the resolution of any claims under the Securities Act of 1933, as amended. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find these exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of June 30, 2023. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.
No stock repurchases were made under our stock repurchase program during the six months ended June 30, 2023.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation, as amended

10.1
Credit Agreement, dated June 30, 2023, among Myriad Genetics, Inc., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 000-26642, filed with the SEC on July 6, 2023).

10.2
Pledge and Security Agreement dated June 30, 2023, among Myriad Genetics, Inc., each of the other Guarantors and JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 000-26642, filed with the SEC on July 6, 2023).

10.3+
2017 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-272327, filed with the SEC on June 1, 2023).

10.4+	Non-Employee Director Compensation Policy

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.
(+) Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: August 4, 2023	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: August 4, 2023	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal financial officer)

Date: August 4, 2023	By:	/s/ Natalie Munk
Natalie Munk
Chief Accounting Officer
(Principal accounting officer)