Form 10-Q
period 2023-09-30
MYRIAD GENETICS INC
filed 2023-11-07
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2023, the registrant had 82,198,203 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share information)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76.0	$56.9
Marketable investment securities	10.3	58.0
Trade accounts receivable	115.2	101.6
Inventory	25.1	20.1
Prepaid taxes	17.5	17.6
Prepaid expenses and other current assets	21.3	20.4
Total current assets	265.4	274.6
Operating lease right-of-use assets	104.0	103.9
Long-term marketable investment securities	—	54.8
Property, plant, and equipment, net	120.7	83.4
Intangibles, net	356.6	379.7
Goodwill	286.6	286.8
Other assets	15.8	15.5
Total assets	$1,149.1	$1,198.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33.9	$28.8
Accrued liabilities	157.6	94.3
Current maturities of operating lease liabilities	17.8	14.1
Total current liabilities	209.3	137.2
Unrecognized tax benefits	29.6	26.8
Long-term deferred taxes	2.7	3.5
Long-term debt	38.5	—
Noncurrent operating lease liabilities	145.1	130.9
Other long-term liabilities	40.5	14.5
Total liabilities	465.7	312.9
Commitments and contingencies
Stockholders’ equity:
Common stock, 82.1 million and 81.2 million shares outstanding at September 30, 2023 and December 31, 2022, respectively	0.8	0.8
Additional paid-in capital	1,286.2	1,260.1
Accumulated other comprehensive loss	(5.3)	(8.9)
Accumulated deficit	(598.3)	(366.2)
Total stockholders' equity	683.4	885.8
Total liabilities and stockholders’ equity	$1,149.1	$1,198.7
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Testing revenue	$191.9	$156.4	$556.6	$500.6
Costs and expenses:
Cost of testing revenue	57.6	50.4	174.6	148.1
Research and development expense	24.0	20.5	67.7	62.0
Selling, general, and administrative expense	136.1	130.5	428.5	368.2
Legal charges pending settlement	34.3	—	111.8	—
Goodwill and long-lived asset impairment charges	—	—	—	10.7
Total costs and expenses	252.0	201.4	782.6	589.0
Operating loss	(60.1)	(45.0)	(226.0)	(88.4)
Other income (expense):
Interest income	0.6	1.1	1.8	1.6
Interest expense	(1.0)	(0.8)	(2.0)	(2.3)
Other	(0.7)	0.5	(3.7)	0.6
Total other expense, net	(1.1)	0.8	(3.9)	(0.1)
Loss before income tax	(61.2)	(44.2)	(229.9)	(88.5)
Income tax expense (benefit)	0.1	(9.1)	2.2	(18.8)
Net loss	$(61.3)	$(35.1)	$(232.1)	$(69.7)
Net loss per share:
Basic and diluted	$(0.75)	$(0.43)	$(2.84)	$(0.87)
Weighted average shares outstanding:
Basic and diluted	81.9	80.7	81.6	80.4
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(61.3)	$(35.1)	$(232.1)	$(69.7)
Change in unrealized loss on available-for-sale debt securities, net of tax	0.3	(0.9)	2.5	(3.0)
Change in foreign currency translation adjustment, net of tax	(0.1)	(1.5)	0.7	(3.2)
Reclassification adjustments for losses included in net loss, net of tax	0.1	—	1.5	—
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity, net of tax	(0.1)	—	0.4	—
Comprehensive loss	$(61.1)	$(37.5)	$(227.0)	$(75.9)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2021	$0.8	$1,226.3	$(5.1)	$(254.2)	$967.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.8)	—	—	(4.8)
Stock-based payment expense	—	10.1	—	—	10.1
Net loss	—	—	—	(20.5)	(20.5)
Other comprehensive loss, net of tax	—	—	(2.5)	—	(2.5)
BALANCES AT MARCH 31, 2022	$0.8	$1,231.6	$(7.6)	$(274.7)	$950.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.3	—	—	2.3
Stock-based payment expense	—	10.4	—	—	10.4
Net loss	—	—	—	(14.1)	(14.1)
Other comprehensive loss, net of tax	—	—	(1.3)	—	(1.3)
BALANCES AT JUNE 30, 2022	$0.8	$1,244.3	$(8.9)	$(288.8)	$947.4
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(2.7)	—	—	(2.7)
Stock-based payment expense	—	9.4	—	—	9.4
Net loss	—	—	—	(35.1)	(35.1)
Other comprehensive loss, net of tax	—	—	(2.4)	—	(2.4)
BALANCES AT SEPTEMBER 30, 2022	$0.8	$1,251.0	$(11.3)	$(323.9)	$916.6

BALANCES AT DECEMBER 31, 2022	$0.8	$1,260.1	$(8.9)	$(366.2)	$885.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.9)	—	—	(4.9)
Stock-based payment expense	—	7.5	—	—	7.5
Net loss	—	—	—	(54.7)	(54.7)
Other comprehensive income, net of tax	—	—	1.5	—	1.5
BALANCES AT MARCH 31, 2023	$0.8	$1,262.7	$(7.4)	$(420.9)	$835.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.9	—	—	2.9
Stock-based payment expense	—	11.2	—	—	11.2
Net loss	—	—	—	(116.1)	(116.1)
Other comprehensive income, net of tax	—	—	2.0	—	2.0
BALANCES AT JUNE 30, 2023	$0.8	$1,276.8	$(5.4)	$(537.0)	$735.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(2.2)	—	—	(2.2)
Stock-based payment expense	—	11.6	—	—	11.6
Net loss	—	—	—	(61.3)	(61.3)
Other comprehensive income, net of tax	—	—	0.1	—	0.1
BALANCES AT SEPTEMBER 30, 2023	$0.8	$1,286.2	$(5.3)	$(598.3)	$683.4
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(232.1)	$(69.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46.8	39.0
Non-cash lease expense	8.6	8.6
Stock-based compensation expense	30.3	29.9
Deferred income taxes	(1.7)	(22.0)
Unrecognized tax benefits	2.8	0.1
Net realized losses on marketable investment securities	1.5	—
Impairment of goodwill and long-lived assets	—	10.7
Other non-cash adjustments	3.0	2.4
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1.8)	0.4
Trade accounts receivable	(13.7)	(12.8)
Inventory	(5.0)	(4.4)
Prepaid taxes	0.2	0.5
Other assets	(0.2)	(0.9)
Tenant improvement allowance received	16.3	8.6
Accounts payable	2.2	(1.1)
Accrued expenses and other liabilities	86.4	(83.4)
Deferred revenues	0.2	(4.9)
Net cash used in operating activities	(56.2)	(99.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53.2)	(30.7)
Capitalization of internal-use software costs	(6.6)	—
Purchases of marketable investment securities	—	(98.8)
Proceeds from maturities and sales of marketable investment securities	103.7	87.6
Net cash provided by (used in) investing activities	43.9	(41.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	—	3.9
Payment of tax withheld for common stock issued under stock-based compensation plans	(7.3)	(9.1)
Proceeds from revolving credit facility	40.0	—
Fees associated with issuance of revolving credit facility	(1.6)	—
Fees associated with refinancing of revolving credit facility	—	(0.7)
Payment on finance leases	(0.1)	—
Net cash provided by (used in) financing activities	31.0	(5.9)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.1)	(1.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	18.6	(148.1)
Cash, cash equivalents, and restricted cash at beginning of the period	66.4	258.8
Cash, cash equivalents, and restricted cash at end of the period	$85.0	$110.7
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
The Company has historically experienced seasonality in its business. The volume of testing is typically negatively impacted by the summer season, which is generally reflected in the quarter ended September 30, however, for the three months ended September 30, 2023, the Company did not experience typical seasonality in volumes across its Hereditary Cancer and Prenatal products. The volume of testing in the quarter ended December 31 is generally strong as the Company typically experiences an increase in test volumes from patients who have met their annual insurance deductible. In the quarter ended March 31, the Company has typically experienced a decrease in test volumes due to the annual reset of patient deductibles; however, for the three months ended March 31, 2023, the Company experienced an increase sequentially in volumes across its Prenatal, Pharmacogenomics, and Tumor Profiling products. Historical patterns of seasonality may not continue in future periods. Additionally, operating results for the three and nine months ended September 30, 2023 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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
The following table presents detail regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three months ended September 30,
	2023			2022
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$75.1	$11.4	$86.5	$60.2	$10.3	$70.5
Tumor Profiling	22.0	8.2	30.2	20.2	10.6	30.8
Prenatal	39.4	0.1	39.5	21.9	0.2	22.1
Pharmacogenomics	35.7	—	35.7	33.0	—	33.0
Total revenue	$172.2	$19.7	$191.9	$135.3	$21.1	$156.4

	Nine months ended September 30,
	2023			2022
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$203.6	$35.3	$238.9	$190.6	$30.0	$220.6
Tumor Profiling	78.1	25.4	103.5	61.4	35.5	96.9
Prenatal	110.8	0.5	111.3	86.7	0.6	87.3
Pharmacogenomics	102.9	—	102.9	95.5	—	95.5
Autoimmune	—	—	—	0.3	—	0.3
Total revenue	$495.4	$61.2	$556.6	$434.5	$66.1	$500.6
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
Cash collections for certain tests delivered may differ from rates estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, and settlements with third party payors. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the three and nine months ended September 30, 2023, the Company recognized $7.1 million and $6.2 million in revenue, respectively, which resulted in a $0.07 and $0.06 impact to earnings per share, respectively, for tests in which the performance obligation of delivering test results was met in prior periods, primarily driven by changes in the estimated transaction price. During the three and nine months ended September 30, 2022, the Company recognized $(5.3) million and $20.1 million in revenue, respectively, which resulted in a $(0.05) and $0.19 impact to earnings per share, respectively, for tests in which the performance obligation of delivering test results was met in prior periods, primarily driven by changes in the estimated transaction price.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented 12% and 12% of total revenue for the three and nine months ended September 30, 2023, respectively, and 15% and 14% of total revenue for the three and nine months ended September 30, 2022, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. The Company has only one payor that accounted for more than 10% of accounts receivable at September 30, 2023. The balance of accounts receivable from the payor represented 13% of the total accounts receivable balance as of September 30, 2023. The Company had no payors that accounted for more than 10% of accounts receivable at December 31, 2022. The Company does not require collateral from its customers.
3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2023 and December 31, 2022 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2023
Cash and cash equivalents:
Cash	$75.3	$—	$—	$75.3
Cash equivalents	0.7	—	—	0.7
Total cash and cash equivalents	76.0	—	—	76.0
Available-for-sale:
Corporate bonds and notes	8.4	—	(0.2)	8.2
Municipal bonds	0.6	—	—	0.6
Federal agency issues	1.5	—	—	1.5
Total	$86.5	$—	$(0.2)	$86.3

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2022
Cash and cash equivalents:
Cash	$53.6	$—	$—	$53.6
Cash equivalents	3.3	—	—	3.3
Total cash and cash equivalents	56.9	—	—	56.9
Available-for-sale:
Corporate bonds and notes	66.7	—	(1.6)	65.1
Municipal bonds	16.3	—	(0.3)	16.0
Federal agency issues	20.7	—	(0.7)	20.0
U.S. government securities	11.8	—	(0.1)	11.7
Total	$172.4	$—	$(2.7)	$169.7
Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at September 30, 2023:

(in millions)	Amortized cost	Estimated fair value
Cash	$75.3	$75.3
Cash equivalents	0.7	0.7
Available-for-sale:
Due within one year	10.5	10.3
Total	$86.5	$86.3
The cost of a security sold, or amount reclassified out of accumulated other comprehensive income or loss into net loss, is determined based on the specific identification method. The Company does not intend to sell these available-for-sale debt securities, and it is not more likely than not that the Company will be required to sell these securities prior to recovery of their amortized cost basis. Additional information relating to fair value of marketable investment securities can be found in Note 4.
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
Level 3—unobservable inputs.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, the Company uses a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration related to the acquisitions of Sividon Diagnostics GmbH ("Sividon") and Gateway Genomics, LLC ("Gateway"), the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected contingent consideration liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement periods of approximately 11.75 years and 1.5 years for Sividon and Gateway, respectively, utilizing various potential pay-out scenarios. As of September 30, 2023, the previously recognized contingent consideration liability related to the acquisition of Gateway, which was $2.1 million as of December 31, 2022, was released due to the results of the Monte Carlo valuation and the revised forecasts. Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business. The contingent consideration liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets. Changes to contingent consideration liabilities are reflected in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.
The fair value of the Company’s long-term debt, which it considers a Level 2 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements. The fair value of the Company’s long-term debt is estimated to be $39.8 million at September 30, 2023.
The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2023
Money market funds (a)	$0.7	$—	$—	$0.7
Corporate bonds and notes	—	8.2	—	8.2
Municipal bonds	—	0.6	—	0.6
Federal agency issues	—	1.5	—	1.5
Contingent consideration	—	—	(5.1)	(5.1)
Total	$0.7	$10.3	$(5.1)	$5.9
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Money market funds (a)	$3.3	$—	$—	$3.3
Corporate bonds and notes	—	65.1	—	65.1
Municipal bonds	—	16.0	—	16.0
Federal agency issues	—	20.0	—	20.0
U.S. government securities	—	11.7	—	11.7
Contingent consideration	—	—	(6.8)	(6.8)
Total	$3.3	$112.8	$(6.8)	$109.3
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance at December 31, 2022	$6.8
Change in fair value recognized in the Statements of Operations	(1.6)
Translation adjustments recognized in Other comprehensive loss	(0.1)
Ending balance at September 30, 2023	$5.1

5.PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment at September 30, 2023 and December 31, 2022 were as follows:

(in millions)	September 30, 2023	December 31, 2022
Leasehold improvements	$96.7	$67.9
Equipment	142.2	124.7
Property, plant and equipment, gross	238.9	192.6
Less accumulated depreciation	(118.2)	(109.2)
Property, plant and equipment, net	$120.7	$83.4
During the nine months ended September 30, 2023, the Company incurred $5.7 million of accelerated depreciation of leasehold improvements and equipment in connection with the Company's decision to cease the use of its corporate headquarters in Salt Lake City and transition corporate support operations to its new facility in west Salt Lake City. The Company expects to designate a sub-lessee or new tenant for the facility and, therefore, has not recognized a loss on the lease as of September 30, 2023. See Note 15 for further discussion.
During the nine months ended September 30, 2022, the Company ceased the use of certain leased Salt Lake City facilities. As a result, the Company recognized a $2.1 million impairment on the property, plant and equipment associated with the leases, which consisted primarily of leasehold improvements. See Note 15 for further discussion.
The Company recorded depreciation during the respective periods as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Depreciation expense	$3.4	$2.9	$14.8	$8.5
6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2023:

(in millions)	Total
Beginning balance	$286.8
Translation adjustments	(0.2)
Ending balance	$286.6
Intangible Assets
Intangible assets consist of amortizable assets of developed technologies, customer relationships, and trademarks. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At September 30, 2023
Developed technologies	$624.8	$(284.1)	$340.7
Internally developed software	9.0	(0.1)	8.9
Customer relationships	1.6	(0.1)	1.5
Trademarks	6.1	(0.6)	5.5
Total intangible assets	$641.5	$(284.9)	$356.6

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2022
Developed technologies	$625.0	$(252.9)	$372.1
Customer relationships	1.6	—	1.6
Trademarks	6.1	(0.1)	6.0
Total intangible assets	$632.7	$(253.0)	$379.7
The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Amortization of intangible assets	$10.7	$10.2	$32.0	$30.5
7.ACCRUED LIABILITIES
The Company's accrued liabilities at September 30, 2023 and December 31, 2022 were as follows:

(in millions)	September 30, 2023	December 31, 2022
Employee compensation and benefits	$47.0	$41.2
Accrued taxes payable	3.6	4.8
Refunds payable and reserves	17.3	19.3
Short-term contingent consideration	3.0	—
Accrued royalties	5.7	4.8
Legal charges pending settlement	62.8	—
Other accrued liabilities	18.2	24.2
Total accrued liabilities	$157.6	$94.3
8.LONG-TERM DEBT
On June 30, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million, with JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, the other lender parties thereto, and certain of the Company's domestic subsidiaries (the "Guarantors"). On October 31, 2023, the Company entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility, which was effected through a new commitment provided by a new lender, Goldman Sachs Bank USA. The ABL Facility replaced the Company's previous credit facility and matures on June 30, 2026. The obligations of the Company are guaranteed by the Guarantors, and the ABL Facility is secured by substantially all of the assets of the Company and the Guarantors. The Company had long-term debt of $40.0 million under the ABL Facility at September 30, 2023 and incurred $1.6 million of debt issuance costs during the nine months ended September 30, 2023. The proceeds of the ABL Facility were or will be used for the working capital needs and general corporate purposes of the Company and its subsidiaries, including, without limitation, consummating permitted acquisitions and refinancing existing indebtedness.
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

Loans outstanding under the ABL Facility will bear interest at a rate per annum equal to, at the option of the Company, either (a) the greatest of (i) the daily Prime Rate, (ii) the daily NYFRB Rate plus 0.50%, and (iii) the monthly Adjusted Term SOFR Rate (as defined below) plus 1.00% (the “ABR”) plus an applicable margin ranging from 1.00% to 1.50% depending on the aggregate average unused availability under the ABL Facility during the prior quarter or (b) term SOFR for a tenor of one, three or six months (at the Company’s election) plus 0.10% (the “Adjusted Term SOFR Rate”) plus an applicable margin ranging from 2.00% to 2.50% depending on the average unused availability under the ABL Facility during the prior quarter, with an ABR floor of 1.00% and an Adjusted Term SOFR Rate floor of 0.00%. Under the ABL Facility the undrawn fee ranges from 37.5 to 50 basis points based on the daily amount of the available revolving commitment. The interest rate for borrowings under the ABL Facility as of September 30, 2023 was 7.67%.

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

The ABL Facility contains customary loan terms, interest rates, representations and warranties and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. Covenants under the ABL Facility limit or restrict the Company and its subsidiaries' ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The ABL Facility requires the Company and the Guarantors, on a consolidated basis, to maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. As of September 30, 2023, availability under the ABL Facility was $48.5 million. In addition, the ABL Facility includes a number of customary events of default. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding amounts under the ABL Facility may become due and payable immediately.

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
The Company had no outstanding balances under the previous credit facility, which was replaced with the ABL Facility, as of December 31, 2022.

9.OTHER LONG-TERM LIABILITIES
The Company's other long-term liabilities at September 30, 2023 and December 31, 2022 were as follows:

(in millions)	September 30, 2023	December 31, 2022
Contingent consideration	$2.1	$6.8
Escrow liability	7.5	7.5
Legal charges pending settlement	29.0	—
Other	1.9	0.2
Total other long-term liabilities	$40.5	$14.5
Contingent consideration as of September 30, 2023 consisted of the long-term portion of contingent consideration related to the acquisition of Sividon. As of December 31, 2022, contingent consideration consisted of the long-term portion of contingent consideration related to the acquisitions of Sividon and Gateway. The previously recognized contingent consideration liability related to the acquisition of Gateway is not included in the balance as of September 30, 2023, as it is not probable that the required metrics will be met. Additionally, a corresponding amount of cash to the escrow liability of $7.5 million has been restricted for the potential payment to Gateway under the indemnity and escrow provisions of the Gateway acquisition agreement. See Note 16 for additional information on the Gateway acquisition.

10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at September 30, 2023.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 82.1 million shares of common stock issued and outstanding at September 30, 2023.
Shares of common stock issued and outstanding

	Nine months ended September 30,
(in millions)	2023	2022
Beginning common stock issued and outstanding	81.2	80.0
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	0.9	0.9
Common stock issued and outstanding at end of period	82.1	80.9
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Denominator:
Weighted-average shares outstanding used to compute basic EPS	81.9	80.7	81.6	80.4
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	81.9	80.7	81.6	80.4
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Anti-dilutive options and RSUs excluded from EPS computation	5.3	4.5	5.3	4.5
Stock Repurchase Program
In June 2016, the Company’s Board of Directors authorized a share repurchase program of $200.0 million of the Company’s outstanding common stock. The Company may repurchase its common stock from time to time or on an accelerated basis through open market transactions or privately negotiated transactions as determined by the Company's management. The amount and timing of stock repurchases under the program will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. As of September 30, 2023, the Company has $110.7 million remaining under its current share repurchase authorization. No shares were repurchased during the nine months ended September 30, 2023 or September 30, 2022 under this authorization.

11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors, to make grants of restricted stock and restricted stock unit awards to employees, consultants, and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 1, 2023, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 4.8 million shares. As of September 30, 2023, the Company had 4.8 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
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
The performance and market conditions associated with PSU awards granted during the nine months ended September 30, 2023 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2023 through December 31, 2025, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2025 results. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represent market conditions and, accordingly, the estimated fair value of such awards are recognized over the performance period.
Stock Options
A summary of the stock option activity for the nine months ended September 30, 2023 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2022	0.7	$13.38
Less:
Options exercised	—	$—
Options canceled or expired	—	$—
Options outstanding at September 30, 2023	0.7	$13.38
Options exercisable at September 30, 2023	0.5	$13.38
As of September 30, 2023, there was $0.6 million of total unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of 0.9 years. There were no options granted during the nine months ended September 30, 2023.

Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plan and inducement awards, including PSU awards, for the nine months ended September 30, 2023 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2022	3.7	$25.08
RSUs granted	2.1	$23.57
Less:
RSUs vested	(1.0)	$24.95
RSUs canceled	(0.2)	$24.95
RSUs unvested and outstanding at September 30, 2023	4.6	$24.41
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors of the Company on September 23, 2021 and the stockholders on June 2, 2022 (the "Amended and Restated 2012 Purchase Plan"), under which 4.0 million shares of common stock were authorized. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2023 started on December 1, 2022 and ended on May 31, 2023. The second offering period of 2023 began on June 1, 2023 and will end on November 30, 2023. As of September 30, 2023, 1.5 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Shares purchased under the plan	—	—	0.2	0.2
Plan compensation expense	$0.5	$0.5	$1.7	$1.4
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Cost of testing revenue	$0.4	$0.5	$1.1	$1.3
Research and development expense	1.2	1.0	2.9	4.4
Selling, general, and administrative expense	10.0	7.9	26.3	24.2
Total stock-based compensation expense	$11.6	$9.4	$30.3	$29.9
As of September 30, 2023, there was $76.1 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.3 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.

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
For the three months ended September 30, 2023, there was $0.1 million in income tax expense, or approximately 0% of pre-tax loss, compared to an income tax benefit of $9.1 million, or approximately 20.6% of pre-tax loss, for the three months ended September 30, 2022. Income tax expense for the nine months ended September 30, 2023 was $2.2 million, or approximately (1.0)% of pre-tax loss, compared to an income benefit of $18.8 million, or approximately 21.2% of pre-tax loss for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets. For the three and nine months ended September 30, 2022, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, stock compensation, uncertain tax positions, and asset impairments.
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
As of September 30, 2023, except as noted below, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

Securities Class Action
On September 27, 2019, a class action complaint was filed in the U.S. District Court for the District of Utah against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Chief Financial Officer, R. Bryan Riggsbee (Defendants). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company's former Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding the Company's business, operations, and acquisitions. The lead plaintiff seeks the payment of damages allegedly sustained by it and the class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees. On March 16, 2021, the U.S. District Court for the District of Utah denied the Company's motion to dismiss. On December 1, 2021, the U.S. District Court for the District of Utah granted plaintiff's motion for class certification. On August 3, 2023, the Company entered into a stipulation and agreement of settlement (the "Settlement Agreement") to resolve this lawsuit. Also on August 3, 2023, the parties filed a motion seeking court approval of the settlement. Defendants continue to deny any liability.
Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay a settlement amount of $77.5 million (the “Settlement Amount”), consisting of at least $20 million in cash (the “Initial Cash Amount”) and up to $57.5 million in freely tradeable shares of common stock. On September 7, 2023, pursuant to the terms of the Settlement Agreement, the Company deposited the Initial Cash Amount of $20 million into an escrow account controlled by plaintiff's counsel. Prior to the hearing on the final approval of the settlement (the “Final Approval Hearing”), the Company can elect to pay all or a portion of the remaining $57.5 million of the Settlement Amount in cash (the “Additional Cash Amount”) or shares of common stock (the “Stock Component”). The number of shares of common stock, if any, that the Company will issue in connection with the settlement (the "Settlement Shares") will be calculated by dividing the Stock Component by the volume-weighted average price of common stock for the ten consecutive trading days immediately preceding the date of the Final Approval Hearing. The Company expects that any Settlement Shares issued in connection with the settlement will be made in reliance on an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended, which will require court approval following a hearing on the fairness of the exchange. The Company is required to issue and deliver any Settlement Shares and/or deposit any Additional Cash Amount in the settlement fund within three calendar days of the date that final judgment is entered by the court, which is expected to occur in the fourth quarter of 2023, provided that, with respect to the Stock Component, if the volume-weighted average price of the common stock drops to a level that would require the Company to issue shares in excess of 5% of the total number of outstanding shares of common stock of the Company, then the Company will have four months from the date of the Final Approval Hearing to pay in cash any Settlement Amount that remains unpaid following payment of the Initial Cash Amount.

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
The Company has accrued $57.5 million for the pending settlement of this action, which is included in Accrued liabilities in the Company's Condensed Consolidated Balance Sheet as of September 30, 2023, and for which the Company has the option to settle in cash or shares.
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
Other Legal Proceedings
On December 21, 2020, Ravgen, Inc. ("Ravgen") filed a lawsuit against the Company and its wholly owned subsidiary, Myriad Women's Health, Inc., in the U.S. District Court for the District of Delaware, alleging infringement of two Ravgen-owned patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, injunctive relief, and recovery of attorney's fees and costs. Various third parties have filed challenges to the validity of the asserted patents with the U.S. Patent and Trademark Office, which challenges have been instituted for review. On March 14, 2022, the case was stayed pending the outcome of the first of these validity challenges. On February 13, 2023, the court lifted the stay and litigation of the case has resumed. On October 23, 2023 (the "Effective Date"), the Company and Ravgen entered into a settlement agreement pursuant to which the parties agreed to settle the lawsuit. As part of the settlement, the Company agreed to pay Ravgen a minimum of $12.75 million in three installment payments as follows: (1) the first installment of $5.0 million on or before October 31, 2023, (2) the second installment of $5.0 million on or before October 31, 2024, and (3) the third installment of $2.75 million on or before October 31, 2025. Subject to the terms of the settlement agreement, the Company also agreed to pay Ravgen an additional contingent payment of $21.25 million payable in five annual installments, with (1) the first installment of $5.0 million payable on the later of (a) 30 days after notification in writing by Ravgen of the successful conclusion in favor of Ravgen of all of Ravgen's litigations and patent reexaminations pending as of the Effective Date and (b) January 1, 2026 (the "Contingent Payment Date"); (2) the second installment of $5.0 million on the first anniversary of the Contingent Payment Date; (3) the third installment of $5.0 million on the second anniversary of the Contingent Payment Date; (4) the fourth installment of $5.0 million on the third anniversary of the Contingent Payment Date; and (5) $1.25 million on the fourth anniversary of the Contingent Payment Date. The Company has accrued $34.0 million for this action, of which $29.0 million is included in Other long-term liabilities and $5.0 million is included in Accrued liabilities in the Company's Condensed Consolidated Balance Sheet as of September 30, 2023.
On February 3, 2022, a purported class action lawsuit was filed against the Company in the U.S. District Court in the Northern District of California by Ashley Carroll. Plaintiff alleges, among other things, that the Company made false statements about the accuracy of its Prequel prenatal screening test. The complaint seeks unspecified monetary damages, as well as punitive damages and injunctive relief. On April 1, 2022, the Company filed a motion to dismiss the lawsuit. On May 2, 2022, the plaintiff amended her complaint. On June 2, 2022, the Company filed a motion to dismiss the amended complaint. On July 26, 2022, the court granted and denied in part the Company's motion to dismiss the amended complaint. As part of the court's order, plaintiff was granted leave to file a second amended complaint. The plaintiff filed a second amended complaint on August 16, 2022. On September 6, 2022, the Company filed a motion to dismiss the second amended complaint. On November 9, 2022, the Court granted and denied in part the Company's motion to dismiss the second amended complaint. On October 6, 2023, the Company and the plaintiff agreed to settle the lawsuit for an immaterial amount. The settlement agreement contains no admission of liability, wrongdoing or responsibility on the part of the Company.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.

14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the nine months ended September 30, 2023 and September 30, 2022 are as follows:

	Nine months ended September 30,
(in millions)	2023	2022
Cash paid for income taxes	$1.3	$1.6
Cash paid for interest	0.8	—
Non-cash investing and financing activities:
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$8.7	$46.1
Operating lease liabilities	9.2	46.1
Tenant improvement allowance not yet received	—	17.8
Purchases of property, plant and equipment in accounts payable and accrued liabilities	8.3	4.3
Capitalization of internal-use software in accounts payable and accrued liabilities	0.8	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that agrees to the amounts included in the Condensed Consolidated Statements of Cash Flows.

	Nine months ended September 30,
(in millions)	2023	2022
Cash and cash equivalents	$76.0	$108.7
Restricted cash	9.0	2.0
Total cash, cash equivalents, and restricted cash	$85.0	$110.7
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
Due to the increase in remote and hybrid work by the Company's employees and the Company's desire to build new advanced laboratory facilities, the Company has been executing a multi-year strategy to reset its real estate footprint. As part of that strategy, in fiscal year 2022, the Company entered into new leases in west Salt Lake City, Utah and South San Francisco, California with the intent to relocate much of its core operations to these new facilities. During the nine months ended September 30, 2023, the Company took possession of the remaining phases of the west Salt Lake City facility and recognized an additional $5.9 million right-of-use asset and corresponding lease liability, net of tenant improvement allowance not yet received. Total future rent payments under the west Salt Lake City lease are approximately $79.6 million.
The Company has also vacated certain existing facilities. During the nine months ended September 30, 2022, the Company ceased the use of one of its leased facilities in Salt Lake City. As a result, the Company recorded an impairment charge on right-of-use assets of $8.6 million and an impairment charge of $2.1 million on the related leasehold improvements. The total $10.7 million impairment is included in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2023, the Company ceased the use of its corporate headquarters in Salt Lake City and transitioned corporate support operations to its new facility in west Salt Lake City. The Company expects to designate a sub-lessee or new tenant for the facility and, therefore, has not recognized a loss on the lease as of September 30, 2023. The Company will remain liable for all rent payments until a sub-lessee or new tenant can be found.
As of September 30, 2023, except as noted above, the Company expects to continue to occupy our existing facilities until the expiration of the leases.

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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
(in thousands)
Revenue	$161,642	$511,114
Net loss	(35,666)	(71,400)
Revenue and net loss from Gateway included in the Company's Consolidated Statements of Operations during the three and nine months ended September 30, 2023 is $5.0 million and $(1.5) million, respectively, and $15.6 million and $(3.1) million, respectively.

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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss (in millions):

Ending balance December 31, 2022	$(6.2)
Period translation adjustments	0.7
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity	0.4
Ending balance September 30, 2023	$(5.1)
18.SUBSEQUENT EVENT
On October 31, 2023, the Company entered into an amendment of the ABL Facility discussed in Note 8. Pursuant to the amendment, the Company increased the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility, which was effected through a new commitment provided by a new lender, Goldman Sachs Bank USA.

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
•risks related to our projections or estimates about the potential market opportunity for our current and future products;
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
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, including the risk that the court does not approve the settlement of the class action lawsuit, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 1, 2023, our Quarterly Reports on Form 10-Q filed with the SEC on May 4, 2023 and August 4, 2023, and this Quarterly Report on Form 10-Q.
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
Personalized genetic data and digital and virtual consumer trends are converging to change traditional models of care. Significant growth opportunities exist to help patient populations with pressing health care needs through innovative solutions and services. Our focus is on organic growth, deployment of capital, including through opportunistic acquisitions, and the launch of new products. We are focusing our efforts in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Pharmacogenomics. We believe our path to organic growth is driven by articulating our clinical differentiation, advancing a new commercial model in our Oncology and Women's Health businesses to reach a broader set of physicians and patients, raising awareness with patients who we believe would benefit from testing, and innovation that improves clinical outcomes, ease of use, and access. By investing in tech-enabled commercial tools, new laboratory facilities, and advanced automation, we believe we will be able to reduce complexity and cost. We plan to expand some of our current products, such as our Foresight Carrier Screen test, and launch new products, such as FirstGene, which we expect will help accelerate our growth. We intend to develop and enhance our products to support growth, improve patient and provider experience, and reach more patients of all backgrounds. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability.

Business Updates
Our recent significant business updates and financial highlights include the following:
•Third quarter 2023 testing volumes grew 40% year-over-year and 18% year-over-year excluding the contribution from our SneakPeek Early Gender DNA Test, driven by 18% growth year-over-year in MyRisk hereditary cancer test volumes, 19% growth year-over-year in GeneSight test volumes and 20% growth year-over-year in Prenatal test volumes, excluding contributions from the SneakPeek Early Gender DNA Test.
•Revenue growth of 23% year-over-year for the quarter ended September 30, 2023.
•Ranked among Best Large Workplaces in Health Care by Fortune and received a Great Place to Work® Certification for 2023.
•Announced inclusion of breast density to MyRisk with RiskScore breast cancer risk assessment.
•Announced enhancements to the GeneSight test to personalize mental health medication treatment decisions based on smoking status.
•Achieved advancements in prostate cancer care with the addition of absolute risk reduction to Prolaris.
•Partnered with Onsite Women's Health to help more women understand breast cancer risk.
•Announced collaboration with Memorial Sloan Kettering Cancer Center to study the use of minimal residual disease testing in breast cancer.
•Issued second annual ESG report covering 2022.
•In November, Myriad named Samraat S. Raha as Chief Operating Officer, effective December 11, 2023.
Results of Operations for the Three Months Ended September 30, 2023 and 2022
The results of operations for the three months ended September 30, 2023 and 2022 are discussed below.
Revenue

	Three months ended September 30,		Change	% of total revenue
(in millions)	2023	2022	2023	2023	2022
Testing revenues:
Hereditary Cancer	$86.5	$70.5	$16.0	45%	45%
Tumor Profiling	30.2	30.8	(0.6)	16%	20%
Prenatal	39.5	22.1	17.4	20%	14%
Pharmacogenomics	35.7	33.0	2.7	19%	21%
Total revenue	$191.9	$156.4	$35.5	100%	100%
Test revenues increased $35.5 million for the three months ended September 30, 2023, compared to the same period in the prior year primarily due to an increase in testing volume across the majority of our products, partially offset by a decline in the average revenue per test. For the three months ended September 30, 2023, we recorded $7.1 million of revenue as a change of estimate related to previously delivered tests, as compared to the three months ended September 30, 2022, in which we recorded a $5.3 million decrease in revenue as a change of estimate related to previously delivered tests. Prenatal revenues increased $17.4 million compared to the same period in the prior year. Excluding $5.0 million of revenue from SneakPeek in the third quarter of 2023, prenatal revenues increased $12.4 million due to a 20% increase in testing volume and a 31% increase in average revenue per test, which was primarily due to a change in estimate in the quarter ended September 30, 2022. As the acquisition of Gateway Genomics, LLC (Gateway) occurred on November 1, 2022, there were no corresponding SneakPeek revenues in the prior period. Hereditary Cancer revenues increased $16.0 million compared to the same period in the prior year due to a 18% increase in testing volume. Revenue from Pharmacogenomics increased $2.7 million compared to the same period in the prior year due primarily to a 19% increase in testing volume, partially offset by a 9% decrease in the average revenue per test.

Cost of Sales

	Three months ended September 30,
(in millions)	2023	2022	Change
Cost of testing revenue	$57.6	$50.4	$7.2
Cost of testing revenue as a % of total revenue	30.0%	32.2%
Cost of testing revenue for the three months ended September 30, 2023 increased $7.2 million compared to the same period in the prior year primarily due to an increase in revenue from higher test volumes, an increase in compensation costs due to higher headcount and an increase in the average cost per employee.
Research and Development Expense

	Three months ended September 30,
(in millions)	2023	2022	Change
Research and development expense	$24.0	$20.5	$3.5
Research and development expense as a % of total revenue	12.5%	13.1%
Research and development expense for the three months ended September 30, 2023 increased by $3.5 million compared to the same period in the prior year primarily due to an increase in compensation costs, which was driven by an increase in bonus expense as well as an increase in the average number of headcount.
Selling, General and Administrative Expense

	Three months ended September 30,
(in millions)	2023	2022	Change
Selling, general and administrative expense	$136.1	$130.5	$5.6
Selling, general and administrative expense as a % of total revenue	70.9%	83.4%
Selling, general and administrative expense increased by $5.6 million for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to a $12.9 million increase in compensation costs that was driven by an increase in bonus expense, in the average cost per employee, and in stock compensation. In addition, compared to the same period in the prior year, general legal costs increased $2.3 million, partially offset by a $5.4 million decrease in consulting costs and a $2.7 million decrease in fair value of contingent consideration related to the acquisition of Gateway.
Legal charges pending settlement

	Three months ended September 30,
(in millions)	2023	2022	Change
Legal charges pending settlement	$34.3	$—	$34.3
Legal charges pending settlement as a % of total revenue	17.9%	—%
The three months ended September 30, 2023 included $34.3 million recorded in connection with accruals for pending settlements. See Note 13, "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for further information. There was no corresponding legal charges pending settlement in the prior period.
Other Income (Expense), Net

	Three months ended September 30,
(in millions)	2023	2022	Change
Other income (expense), net	$(1.1)	$0.8	$(1.9)
Other income (expense), net decreased for the three months ended September 30, 2023 as compared to the same period in the prior year due primarily to an increase in interest expense on outstanding debt in the current period, with no corresponding outstanding debt in the prior period, losses due to foreign currency fluctuations and losses on sales of investment securities in the current year.

Income Tax Expense (Benefit)

	Three months ended September 30,
(in millions)	2023	2022	Change
Income tax expense (benefit)	$0.1	$(9.1)	$9.2
Effective tax rate	(0.2)%	20.6%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 4.2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
For the three months ended September 30, 2023, there was $0.1 million income tax expense and our effective tax rate was (0.2)%. For the three months ended September 30, 2023, our effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets. For the three months ended September 30, 2022, our effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation, uncertain tax positions, and stock compensation expenses.
Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The results of operations for the nine months ended September 30, 2023 and 2022 are discussed below.

Revenue

	Nine months ended September 30,		Change	% of Total Revenue
(in millions)	2023	2022	2023	2023	2022
Testing revenues:
Hereditary Cancer	$238.9	$220.6	$18.3	43%	44%
Tumor Profiling	103.5	96.9	6.6	19%	19%
Prenatal	111.3	87.3	24.0	20%	17%
Pharmacogenomics	102.9	95.5	7.4	18%	19%
Autoimmune	—	0.3	(0.3)	—%	—%
Total revenue	$556.6	$500.6	$56.0	100%	100%
Test revenues for the nine months ended September 30, 2023 increased $56.0 million compared to the same period in the prior year due to an increase in testing volume across the majority of our products, partially offset by a decline in the average revenue per test. For the nine months ended September 30, 2023, we recorded $6.2 million of revenue as a change of estimate related to previously delivered tests, as compared to the nine months ended September 30, 2022, in which we recorded $20.1 million of revenue as a change of estimate related to previously delivered tests. Prenatal revenues increased $24.0 million compared to the same period in the prior year due primarily to revenue from SneakPeek of $15.6 million. As the acquisition of Gateway occurred on November 1, 2022, there were no corresponding SneakPeek revenues in the prior period. Excluding revenue from SneakPeak, Prenatal revenues increased due to a 14% increase in testing volume. Hereditary Cancer revenues increased $18.3 million compared to the same period in the prior year due to a 20% increase in testing volume, partially offset by a 10% decrease in the average revenue per test. Tumor Profiling revenues increased $6.6 million compared to the same period in the prior year due primarily to an increase of $10.4 million in revenue for Prolaris, partially offset by a $4.8 million decrease in revenue from MyChoice CDx. These changes were driven by a volume increase of 14% for Prolaris and a 19% decrease in volume for MyChoice CDx, respectively. The average revenue per test increased by 8% for both products. Revenues from Pharmacogenomics increased $7.4 million compared to the same period in the prior year due primarily to a 24% increase in testing volume, partially offset by a 13% decrease in the average revenue per test.

Cost of Sales

	Nine months ended September 30,
(in millions)	2023	2022	Change
Cost of testing revenue	$174.6	$148.1	$26.5
Cost of testing revenue as a % of total revenue	31.4%	29.6%
Cost of testing revenue for the nine months ended September 30, 2023 increased by $26.5 million compared to the same period in the prior year primarily due to the increase in revenue from higher test volumes, an increase in compensation costs due to higher headcount and an increase in the average cost per employee.
Research and Development Expense

	Nine months ended September 30,
(in millions)	2023	2022	Change
Research and development expense	$67.7	$62.0	$5.7
Research and development expense as a % of total revenue	12.2%	12.4%
Research and development expense for the nine months ended September 30, 2023 increased by $5.7 million compared to the same period in the prior year primarily due to an increase in compensation costs, driven by an increase in the average headcount and an increase in bonus expense.
Selling, General and Administrative Expense

	Nine months ended September 30,
(in millions)	2023	2022	Change
Selling, general and administrative expense	$428.5	$368.2	$60.3
Selling, general and administrative expense as a % of total revenue	77.0%	73.6%
Selling, general and administrative expense increased by $60.3 million for the nine months ended September 30, 2023, compared to the same period in the prior year primarily due to a $34.7 million increase in compensation costs driven by increases in the average cost per employee, commission expense due to increases in testing volume, bonus expense, and the average headcount, a $17.8 million change in general legal expenses due to the receipt of $12.0 million from insurers in the prior period to offset the previously accrued Abelli settlement and other legal expenses, a $6.3 million increase in depreciation and amortization expense due to the accelerated depreciation for certain leasehold improvements and equipment in connection with our decision to cease the use of our corporate headquarters, a $4.9 million increase in rent expense in connection with the transition to new facilities, a $4.6 million increase in sales and marketing expenses due to more in-person sales and marketing events in the current period compared to the prior period, partially offset by a $9.9 million decrease in consulting costs.
Legal charges pending settlement

	Nine months ended September 30,
(in millions)	2023	2022	Change
Legal charges pending settlement	$111.8	$—	$111.8
Legal charges pending settlement as a % of total revenue	20.1%	—%
The nine months ended September 30, 2023 included $111.8 million recorded in connection with accruals for pending settlements. See Note 13, "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for further information. There were no corresponding legal charges pending settlement charges in the prior period.

Goodwill and long-lived asset impairment charges

	Nine months ended September 30,
(in millions)	2023	2022	Change
Goodwill and long-lived asset impairment charges	$—	$10.7	$(10.7)
Goodwill and long-lived asset impairment charges as a % of total revenue	—%	2.1%
Goodwill and long-lived asset impairment charges for the nine months ended September 30, 2022 included an $8.6 million impairment to right-of-use assets and a $2.1 million impairment to the related leasehold improvements as a result of our decision to no longer use certain of our facilities in order to consolidate space. There were no impairments recognized in the current period.
Other Income (Expense), Net

	Nine months ended September 30,
(in millions)	2023	2022	Change
Other income (expense), net	$(3.9)	$(0.1)	$(3.8)
Other expense increased for the nine months ended September 30, 2023, compared to the same period in the prior year driven primarily by a $2.7 million loss due to foreign currency fluctuations and a $1.5 million loss on investment securities in the current period.
Income Tax Expense (Benefit)

	Nine months ended September 30,
(in millions)	2023	2022	Change
Income tax expense (benefit)	$2.2	$(18.8)	$21.0
Effective tax rate	(1.0)%	21.2%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 4.2%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax expense for the nine months ended September 30, 2023 was $2.2 million, and our effective tax rate was (1.0)%.  For the nine months ended September 30, 2023, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets. For the nine months ended September 30, 2022, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, uncertain tax positions, stock compensation expenses and asset impairment expenses.
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

On June 30, 2023, we entered into an asset-based revolving credit facility ("ABL Facility") with an initial maximum principal amount of $90.0 million. On October 31, 2023, we entered into an amendment to the ABL Facility pursuant to which we increased the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility. As of September 30, 2023, we had $40.0 million outstanding under the ABL Facility and availability of $48.5 million. The ABL Facility requires that we and our subsidiaries guaranteeing the indebtedness, on a consolidated basis, maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days.
We believe that our existing cash, cash equivalents and marketable securities of $86.3 million as of September 30, 2023, our expected cash flow from operations, and amounts available for borrowing under our ABL Facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months. See Note 13, "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for additional information about the accrued amounts relating to ongoing litigation matters and our option to settle $57.5 million of the securities class action lawsuit in shares of our common stock. Our available capital resources, however, may be consumed more rapidly than currently expected, or may be insufficient for our business needs for many reasons, including as a result of our operational cash needs, capital expenditures, and litigation related costs not covered by, or above the limits set forth in, our insurance. In addition, we are subject to covenants under our ABL Facility which could limit our ability to incur additional indebtedness or impact our ability to pursue other financing. If we do not generate sufficient cash from operations, if our capital resources are consumed more rapidly than expected, or if we no longer have access to additional funds under our ABL Facility and we are unable to secure additional funds on acceptable terms, or at all, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations; or delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
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
The following table represents the balances of cash, cash equivalents and marketable investment securities as of the dates set forth in the table below:

(in millions)	September 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$76.0	$56.9	$19.1
Marketable investment securities	10.3	58.0	(47.7)
Long-term marketable investment securities	—	54.8	(54.8)
Cash, cash equivalents and marketable investment securities	$86.3	$169.7	$(83.4)
The decrease in cash, cash equivalents, and marketable investment securities was primarily driven by $56.2 million in cash used by operations, $53.2 million used for capital expenditures, and $7.3 million used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock, partially offset by proceeds from the ABL Facility of $40.0 million.

The following table represents the Condensed Consolidated Cash Flow Statement:

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Cash flows used in operating activities	$(56.2)	$(99.0)	$42.8
Cash flows provided by (used in) investing activities	43.9	(41.9)	85.8
Cash flows provided by (used in) financing activities	31.0	(5.9)	36.9
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.1)	(1.3)	1.2
Net increase (decrease) in cash and cash equivalents, and restricted cash	18.6	(148.1)	166.7
Cash, cash equivalents, and restricted cash at the beginning of the period	66.4	258.8	(192.4)
Cash, cash equivalents, and restricted cash at the end of the period	$85.0	$110.7	$(25.7)
Cash Flows from Operating Activities
We used less cash for operating activities for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to the timing of payments for legal settlements. The prior year period included legal settlement payments of $50.0 million, net of amounts received from insurers to offset settlement costs, while the current year period included a legal settlement payment of $20.0 million. In addition, the period in the current year included the receipt of $16.3 million in tenant improvement allowance reimbursements with no corresponding receipts in the prior period.
Cash Flows from Investing Activities
The increase in cash flows from investing activities for the nine months ended September 30, 2023, compared to the same period in the prior year, was primarily due to the $114.9 million net change in cash flows from marketable securities due to sales of marketable securities for the nine months ended September 30, 2023 in comparison to the purchases of marketable securities for the nine months ended September 30, 2022.
Cash Flows from Financing Activities
The increase in cash flows from financing activities for the nine months ended September 30, 2023, compared to the same period in the prior year, was due primarily to proceeds of $40.0 million under the ABL Facility in the current period.
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
Critical Accounting Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on March 1, 2023. No significant changes to our accounting policies took place during the nine months ended September 30, 2023.
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

Our investments consist of debt securities of various types and maturities of one year or less. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of Accumulated other comprehensive loss. Realized gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishes a new cost basis for the security.
Although our investment policy guidelines are intended to ensure the preservation of principal, market conditions can result in high levels of uncertainty. Our ability to trade or redeem the securities in which we invest, including certain corporate bonds, may become difficult. Valuation and pricing of these securities can also become variable and subject to uncertainty. As of September 30, 2023, we had $0.2 million in unrealized losses in our investment portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.
We are exposed to interest rate risk primarily through borrowings under our ABL Facility. An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by $0.4 million based on our $40.0 million debt outstanding on our ABL Facility as of September 30, 2023.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 13, "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements, which are included herein.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023, our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023, and this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K, our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, and our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023, other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
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
On June 30, 2023, we entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million with JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, and the other lender parties thereto. On October 31, 2023, we entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit under the ABL Facility by $25.0 million for a total maximum principal commitment under the ABL Facility of $115.0 million. As of September 30, 2023, we had $40.0 million of outstanding borrowings under the ABL Facility. The ABL Facility limits our ability to incur additional indebtedness and requires us to comply with certain minimum liquidity and minimum availability covenants.
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

Our tests may conflict with patents that have been or may be granted to others. Our industry includes many organizations that have or are seeking to discern biomarkers and develop genomic, proteomic and other technologies. To the extent any patents are issued or have been issued to those organizations, the risk increases that the sale of our tests currently being marketed or under development may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering biomarkers that are similar or identical to our tests. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing or marketing our tests. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our tests could have a material adverse effect on our business. In addition, we could experience delays in product introductions or sales growth while we attempt to develop non-infringing alternatives.

We believe that there has been, and may continue to be, significant litigation in the industry regarding patent and other intellectual property rights. On December 21, 2020, Ravgen, Inc. ("Ravgen") filed a lawsuit against us and our wholly owned subsidiary, Myriad Women's Health, in the U.S. District Court for the District of Delaware, alleging infringement of two patents relating to blood collection tubes and non-invasive prenatal testing analysis. This litigation and any other intellectual property litigation that we may become involved with in the future could consume a substantial portion of our managerial and financial resources. If any such litigation is resolved adversely to us, we could be required to pay damages, cease the infringing activity or pay an ongoing licensing fee for our prenatal tests, each of which could have a material adverse effect on our financial condition, results of operations or cash flows. On October 23, 2023, the Company and Ravgen entered into a settlement agreement pursuant to which the parties agreed to settle the lawsuit. Pursuant to the terms of the settlement agreement, we are required to pay Ravgen a minimum of $12.75 million in three installment payments of $5 million, $5 million, and $2.75 million on or before October 31, 2023, October 31, 2024, and October 31, 2025, respectively. We may also be required to pay Ravgen $21.25 million in five annual installments beginning no earlier than January 1, 2026 if certain conditions are satisfied.
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

In both domestic and foreign markets, sales of our tests or any future tests will depend in large part upon the availability of reimbursement from third-party payors. Such third-party payors include state and federal health care programs such as Medicare, managed care organizations, private health insurers and other organizations. These third-party payors are increasingly attempting to contain health care costs by demanding price discounts and limiting both coverage regarding which tests they will pay for and the amounts that they will pay for existing and new tests. We have experienced coverage limitations and price reductions for many of our products, including for our GeneSight Psychotropic Mental Health Medication Test, and we may continue to experience future coverage limitations and price reductions from CMS, managed care organizations, and other third-party payors. The fact that a test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a test will be approved or remain approved for reimbursement, that the reimbursement amount approved for such test will not be reduced in the future, or that similar or additional tests will be approved for reimbursement in the future. Historically, we have not received reimbursement from third-party payors or payment from patients for many of our tests. Moreover, there can be no assurance that any new tests we have launched or may launch will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio. As a result, third-party payors may not cover or provide adequate payment for our current or future tests to enable us to maintain past levels of revenue or profitability with respect to such tests. Further, third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Third-party payors, such as commercial health insurers and government payors and programs, may also adopt requirements, programs or policies that may restrict or adversely affect our business. For example, in September 2022, the California Department of Public Health (CDPH) promulgated certain regulatory amendments to the California Prenatal Screening (PNS) Program that made the PNS Program the exclusive means of obtaining cfDNA trisomy screening in California. These regulatory amendments set a price that participating laboratories would receive for each cfDNA test that was substantially lower than laboratories had previously charged, and prohibited laboratories that did not contract with CDPH from participating in the PNS Program and from offering or performing cfDNA trisomy screening in California. As we are not a participating laboratory under the PNS Program, we would have been prohibited from offering or performing our Prequel screening test in California. On September 16, 2022, we filed jointly with Laboratory Corporation of America Holdings (Labcorp) a writ petition in the Superior Court of the State of California, County of San Francisco, against the CDPH and its Director challenging CDPH’s ability to make the PNS Program the exclusive means of obtaining cfDNA trisomy screening in California. On September 16, 2022, we also moved jointly with Labcorp for a preliminary injunction to enjoin the implementation and enforcement of the new exclusivity regulation. On November 2, 2022, the Superior Court granted our motion for a preliminary injunction, which allowed us to continue to offer our Prequel screening test in California. On December 17, 2022, we filed jointly with Labcorp a motion for judgment on our writ, through which we sought a permanent injunction to enjoin the implementation and enforcement of the new exclusivity regulation. On April 28, 2023, the Superior Court issued an order granting our motion for a permanent injunction to enjoin the implementation and enforcement of the new exclusivity regulation. On June 1, 2023, the Superior Court issued a final judgment and writ of mandate enjoining the implementation and enforcement of the new exclusivity regulation. The CDPH did not file a notice of appeal. As a result of the foregoing, we expect to continue to be able to offer and perform our Prequel screening test in California. However, the possibility that we might not be able to continue to offer our Prequel screening test in California had a chilling effect on sales of our Prequel screening test in California.

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

Historically, the FDA has exercised enforcement discretion with respect to most laboratory developed tests (LDTs) and has generally not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). As of December 31, 2022, none of our products other than MyChoice CDx and BRACAnalysis CDx are marketed by us under the FDA's requirements for medical devices. In recent years, the FDA publicly announced its intention to regulate certain LDTs and issued two draft guidance documents that set forth a proposed phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. However, these guidance documents were not finalized, and in 2017, the FDA issued an informal discussion paper reflecting some of the feedback that FDA had received on the proposed LDT regulatory system. Subsequently, in October 2023, FDA issued a proposed rule to regulate LDTs under the current medical device framework and proposed to phase out the current enforcement discretion policy. The likelihood of the FDA finalizing the proposed rule following a public comment period, as well as potential litigation challenging its authority to take such action, is uncertain at this time as stakeholders prepare comments on the proposed rule and some continue to press for a comprehensive legislative solution instead of administrative agency action. Until any administrative rulemaking is finalized and regulatory changes become effective, the FDA is expected to continue to exercise enforcement discretion; although it may attempt to regulate certain LDTs on a case-by-case basis at any time, which could result in delay or additional expense in offering our tests and tests that we may develop in the future.

In addition, for several years bipartisan members of Congress have been negotiating legislation with the FDA and industry stakeholders to regulate in vitro clinical tests including LDTs under a shared FDA/CMS framework. Most recently, reform legislation entitled the Verifying Accurate, Leading-edge IVCT Development (VALID) Act received increasing congressional support. If enacted, the VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices that includes products currently regulated as in vitro diagnostics (IVDs) as well as LDTs. The framework would give the FDA the authority to ensure IVCTs are both analytically and clinically valid. CMS would retain the authority to ensure the quality of operations within laboratories. All LDTs on the market prior to enactment of the legislation would be grandfathered and not subject to the new regulation. Although the VALID Act has only been re-introduced in the current Congress, the FDA’s recent publication of an LDT proposed rule that would apply the existing medical device framework to laboratory-developed products may renew stakeholder calls for a more targeted approach to modernizing federal oversight of clinical diagnostic tests. It remains possible that congressional action in this area could displace the need for the FDA to complete its recently proposed rulemaking.

It is unclear whether the VALID Act or other diagnostic reform legislation will be passed by Congress or signed into law by the President. Until the FDA finalizes its regulatory position regarding LDTs through formal notice-and-comment rulemaking, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may attempt to regulate our tests in the future and what testing and data may be required to support any required clearance or approval of our tests by the agency. If the VALID Act is implemented as drafted, or if the FDA were to finalize the proposed rule to regulate most LDTs as medical devices, it could have a materially adverse impact on our results of operations.

FDA regulation of our GeneSight Psychotropic test could be disruptive to our business.

As described further above, the FDA has long claimed authority to regulate laboratory-developed tests but has exercised its “enforcement discretion” to limit enforcement of in vitro diagnostic regulatory requirements on this category of products. In October 2023, FDA issued a proposed rule to regulate LDTs under the current medical device framework and proposed to phase out the current enforcement discretion policy. Further, the FDA has from time to time appeared to increase its attention to the marketing of pharmacogenetic tests. For example, in late 2018, the FDA issued a safety communication regarding “genetic tests that claim results can be used to help physicians identify which antidepressant medication would have increased effectiveness or side effects compared to other antidepressant medications.” This safety communication explained that the FDA had reached out to several firms marketing such pharmacogenetic tests where the FDA believed the relationship between genetic variations and a medication’s effects had not been established, including a warning letter to Inova Genomics Laboratory.

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

Since submitting our proposal to the FDA, we engaged with our trade association in their efforts to defend the offering of pharmacogenomic tests as LDTs and to monitor broader developments across the stakeholder community. In response to public letters from the national laboratory trade association and patient groups, on February 20, 2020, the FDA announced a new “collaboration between FDA’s Center for Devices and Radiological Health and Center for Drug Evaluation and Research intended to provide the agency’s view of the state of the current science in pharmacogenetics.” Although the announcement again asserted that some pharmacogenetic test offerings may be potentially dangerous, the agency also acknowledged that pharmacogenetic testing “offers promise for informing the selection or dosing of some medications for certain individuals” when there is sufficient evidence demonstrating a relationship between how a person's genes may impact their metabolism of a drug or how they may respond to the drug. In conjunction with the announcement, the FDA also released an updated “Table of Pharmacogenetic Associations,” which lists gene-drug interactions that the agency believes are supported by FDA-approved drug labeling and/or “sufficient scientific evidence based on published literature.” The Table has been updated periodically since that time. Based on our discussions with the agency and these developments, we have not implemented our proposal to the FDA regarding the GeneSight test. While we see these developments as signaling a positive shift in the FDA’s approach to regulating pharmacogenetic tests, we cannot predict with certainty the outcome of this matter or its timing, or whether the ultimate form of the GeneSight Psychotropic Mental Health Medication test offering, if it must be changed, will have an adverse effect on our revenues from the test.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Our Board of Directors has previously authorized us to repurchase up to $200.0 million of our outstanding common stock, of which $110.7 million is still available to repurchase as of September 30, 2023. We are authorized to complete the repurchase through open market transactions or through an accelerated share repurchase program, in each case to be executed at management’s discretion based on business and market conditions, stock price, trading restrictions, acquisition activity and other factors. The repurchase program may be suspended or discontinued at any time without prior notice.
No stock repurchases were made under our stock repurchase program during the nine months ended September 30, 2023.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits.

10.1+	Separation and Consulting Agreement and Release of Claims, dated October 4, 2023, by and between Myriad Genetics, Inc. and Nicole Lambert.

10.2+	Employment Agreement, dated October 17, 2023, by and between Myriad Genetics, Inc. and Samraat S Raha.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.
(+) Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 7, 2023	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: November 7, 2023	By:	/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal financial officer)

Date: November 7, 2023	By:	/s/ Natalie Munk
Natalie Munk
Chief Accounting Officer
(Principal accounting officer)