Form 10-K
period 2023-12-31
MYRIAD GENETICS INC
filed 2024-02-28
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2023 was $1,897,979,976.
As of February 21, 2024 the registrant had 89,874,886 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement, to be filed no later than 120 days following December 31, 2023, for the Annual Meeting of Stockholders expected to be held on June 6, 2024.

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
Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” “continue,” “likely,” “will,” “strategy” and “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of known and unknown risks and uncertainties that could cause actual results, conditions, and events to differ materially and adversely from those anticipated. These risks include, but are not limited to:
•the risk that sales and profit margins of our existing tests may decline;
•the risk that we may not be able to operate our business on a profitable basis;
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
•the risk that we may not successfully develop new markets or channels for our tests;
•the risk that licenses to the technology underlying our tests and any future tests are terminated or cannot be maintained on satisfactory terms;
•risks related to delays or other problems with operating our laboratory testing facilities and the transition of such facilities to our new laboratory testing facilities;
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
•the risk that we may not be able to maintain effective disclosure controls and procedures and internal control over financial reporting;
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
Myriad, the Myriad logo, BRACAnalysis, BRACAnalysis CDx, Colaris, ColarisAP, MyRisk, Myriad myRisk, MyRisk Hereditary Cancer, myChoice, Tumor BRACAnalysis CDx, MyChoice CDx, Prequel, Prequel with Amplify, Amplify, Foresight, Foresight Universal Plus, Precise Tumor, Precise Oncology Solutions, Precise Liquid, Precise MRD, FirstGene, SneakPeek, SneakPeek Early Gender DNA Test, SneakPeek Snap, Urosuite, Mygenehistory, Health.Illuminated., RiskScore, Prolaris, GeneSight, and EndoPredict are registered trademarks or trademarks of Myriad. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.

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

PART I
Item 1.    BUSINESS
Overview and Mission
We are a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. We develop and offer tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where genetic insights can significantly improve patient care and lower health care costs. Our genetic tests provide insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease.
Our Business Strategy
Personalized genetic data, digital, and virtual consumer trends are converging to change traditional models of care. We believe significant growth opportunities exist to help patient populations with pressing health care needs through innovative genetic and precision medicine solutions and services. Our focus is on innovation and growth in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Pharmacogenomics. The pillars of our long-term growth strategy are founded on investments in science and innovation, technology-enabled operations, an elevated customer experience, strong commercial execution, and scalable operations. We believe our path to continued growth is driven by articulating our clinical differentiation, raising awareness with patients who we believe would benefit from our testing products, and innovation that improves clinical outcomes, ease of use, and access. By investing in tech-enabled commercial tools, new laboratory facilities, advanced automation, and standardized processes and technology, we believe we will be able to reduce complexity and cost, while enhancing our ability to scale and grow. We plan to expand some of our current products, such as our Foresight Universal Plus Test, which is an expanded carrier screening test that we anticipate launching in the second half of 2024. We also plan to launch new products, such as FirstGene, Precise Liquid, and Precise minimal residual disease, which we expect will help accelerate our growth. We intend to develop and enhance our products to support growth, improve patient and provider experience, and reach more patients of all backgrounds. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability.
Testing
Our tests are generally designed to analyze genes and their expression levels to assess an individual’s risk for developing disease, determine a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression, identify factors which could lead to serious conditions in pregnancy, or provide other prenatal insights. We focus our efforts in the following three key areas where we have specialized products, capabilities, and expertise:
Oncology: Clarifying cancer risk and cancer treatment with genetic and genomic insights and companion diagnostic tests that are designed to work with corresponding drugs and treatments.
Women's Health: Providing differentiated genetic insights for women of all ancestries, assessing cancer risk, and offering prenatal testing solutions.
Pharmacogenomics: Providing genetic insights to help physicians understand how genetic alterations impact patient response to anti-depressants and other drugs.
The following tests are included in the key areas outlined above:

Oncology	Women's Health	Pharmacogenomics
MyRisk	MyRisk	GeneSight
BRACAnalysis CDx	Prequel
MyChoice CDx	Foresight
Prolaris	SneakPeek
EndoPredict
Precise Tumor

Descriptions of our tests are as follows:
MyRisk™ Hereditary Cancer Test: DNA sequencing test for assessing the risks for hereditary cancers. Our MyRisk test is designed to determine a patient’s hereditary cancer risk for breast, ovarian, uterine, renal, colorectal, endometrial, melanoma, pancreatic, prostate, skin and gastric cancers. The test analyzes 48 separate genes to look for deleterious mutations that put a patient at a substantially higher risk than the general population for developing one or more of these cancers. All 48 genes in the panel are well documented in clinical literature for the role they play in hereditary cancer and have been shown to have actionable clinical interventions for the patient to facilitate earlier cancer detection, lower disease risk or reduce risk of cancer recurrence. The MyRisk Genetic Test Result and MyRisk Management Tool® summarize medical society guidelines for managing a patient with a genetic mutation in view of their personal and family history of cancer. MyRisk also includes RiskScore® for all ancestries. RiskScore incorporates the patient’s own clinical risk factors, family history, and unique genetic, ancestry-informed breast cancer risk markers to provide a personalized five-year and lifetime assessment of the risk of developing breast cancer—regardless of ancestry.
BRACAnalysis CDx® Germline Companion Diagnostic Test: DNA sequencing test to help determine beneficial therapy for patients with metastatic breast, ovarian, metastatic pancreatic, or metastatic prostate cancer with deleterious or suspected deleterious germline BRCA variants. Results of our BRACAnalysis CDx test are used as an aid to identify patients who are eligible for treatment with U.S. Food and Drug Administration (FDA) approved poly-ADP ribose polymerase (PARP) inhibitors. Currently, we are the only laboratory with an FDA-approved test for this indication and have received approvals from the FDA in ovarian cancer, metastatic breast cancer, pancreatic cancer, and advanced prostate cancer. The test is an in vitro diagnostic device intended for the qualitative detection and classification of variants in the protein coding regions and intron/exon boundaries of the BRCA1 and BRCA2 genes using genomic DNA obtained from whole blood specimens collected in ethylenediaminetetraacetic acid (EDTA).
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
Precise™ Tumor Molecular Profile Test: a tumor profile test offered as part of Precise™ Oncology Solutions, a comprehensive solution for advanced precision oncology. Precise Oncology Solutions combines our leading germline hereditary cancer tests (MyRisk/BRACAnalysis CDx), our HRD companion diagnostic test (MyChoice CDx), and a comprehensive genetic tumor panel. We believe Precise Oncology Solutions will help providers determine a clear, integrated, and personalized treatment plan for patients with cancer.
Prequel® Prenatal Screen: a non-invasive prenatal screening (NIPS) test conducted using maternal blood to screen for severe chromosomal disorders in a fetus. The Prequel test uses whole genome sequencing to assess for trisomies and monosomies in all 23 chromosomal pairs including the sex chromosomes, along with microdeletions associated with common genetic diseases. Prequel has a low test failure rate at less than 1 in 1,000 patients and has been validated in multiple clinical studies to be highly accurate. Prequel uses AMPLIFY™ technology that raises NIPS test performance most significantly for the types of patients who have traditionally had test failures on standard NIPS tests due to certain clinical factors. AMPLIFY is a NIPS technology that substantially reduces low fetal fraction test failures in order to allow for equity in care across all patients, regardless of body mass index (BMI), race, or ethnicity.

Foresight® Carrier Screen: a prenatal test for future parents to assess their risk of passing on a recessive genetic condition to their offspring. The Foresight test screens for carrier status of up to 176 genes associated with serious and prevalent inherited conditions. The test has been shown to have a detection rate of 99% across all ethnicities. Research has also shown that with prior knowledge of recessive genetic conditions, 76% of patients took preventive actions such as in-vitro fertilization with pre-implantation genetic testing to reduce the risk of having an affected offspring.
SneakPeek® Early Gender DNA Test: a non-invasive blood test that predicts the gender of a fetus as early as six weeks of gestation with 99% accuracy. Innovative cell free DNA technology and precise algorithms in the SneakPeek test are used to screen for a single, Y chromosome marker in the maternal blood sample. If Y chromosome markers are found in the mother's blood, the baby is male. If no Y chromosome markers are detected, the baby is female.
GeneSight® Psychotropic Mental Health Medication Test: DNA genotyping test to aid psychotropic drug selection for patients suffering from depression, anxiety, attention-deficit/hyperactivity disorder (ADHD) and other mental health conditions. The GeneSight test provides healthcare professionals with information about which medications may require dose adjustments, may be less likely to work for a patient, or may have an increased risk of side effects based on a patient's genetic makeup. Genesight covers over 60 medications commonly prescribed for depression, anxiety, ADHD, and other psychiatric conditions. Because genes influence the way a person’s body responds to specific medications, the medications may work differently for each person. Using DNA gathered from a simple cheek swab, the GeneSight test analyzes a patient’s genes and provides individualized information to help healthcare providers select medications that better match the patient’s genetic variations. Multiple clinical studies have shown that when clinicians used the GeneSight test to help guide treatment decisions in major depressive disorders, patients were more likely to respond to treatment compared to the standard of care.
Sales and Marketing
We sell our tests primarily through our own sales force and marketing efforts in the United States, Japan, Germany, and France, and we service additional global accounts through indirect sales channels. Our U.S. sales force is comprised of approximately 500 individuals across our dedicated sales channels. We continue to optimize our sales and marketing channels through increased digital marketing, direct to patient marketing, enhanced virtual sales tools, and inside sales teams to drive efficiency in our sales model. For example, in 2023, we formalized a national account focus in our Oncology and Women's Health products to address the needs of our largest accounts who are dealing with population health and value-based care decisions, while our field sales teams remained focused on core customers across channels. We continue to expand and strengthen our inside sales team with improved segmentation and territory alignment and by expanding our inside sales team to cover additional products. Our inside sales team focuses on a broader base of qualified leads, freeing up the field sales team to target higher potential clinical leads. We believe inside sales can be more cost effective in terms of customer acquisition costs. We believe we will be better able to execute on our strategies and fulfill our mission by engaging with providers and patients by meeting them when they are in the consumer or patient journey.
Research and Development
Our products stem from expert and innovative investigation into the biological underpinnings of serious human disease. We plan to continue to use our proprietary DNA sequencing and RNA expression technologies, including our supporting bioinformatics and robotic technologies, in an effort to efficiently discover and validate important biomarkers. We embed these biomarkers along with relevant clinical information in complex, proprietary tests that we believe are highly accurate and informative, and intended to help physicians better manage their patients’ health care. We believe that our technologies provide us with a significant competitive advantage and the potential for the continued development of numerous product opportunities. For example, in 2023 we completed analytical validation of FirstGene, a new product that is designed to report maternal and fetal carrier status, fetal aneuploidy risk, and Rhesus D antigen (RhD) status using a single maternal blood draw during pregnancy. Also in 2023, we achieved enrollment targets for a FirstGene prospective clinical validation study. We completed the development of, and launched, a research-use only minimum residual disease (MRD) product, and initiated study partnerships with MD Anderson Cancer Center and Memorial Sloan Kettering Cancer Center. We also launched a prospective study, MONITOR-Breast, that we expect will generate evidence of the clinical validity of our MRD testing product. For the years ended December 31, 2023, 2022, and 2021, we incurred research and development expense of $88.7 million, $85.4 million, and $81.9 million, respectively.

Industry and Competition
Healthcare is evolving to be more patient-centered and value-based. Patients, healthcare providers, payors, and health systems are looking to apply the power of genetic insights, molecular diagnostics, and precision medicine to advance care, improve access, and lower cost. We believe key industry trends include:
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
•increasing adoption of biomarker laws on a state-by-state basis, which we expect will result in more growth and adoption of genetic testing by clinicians and acceptance by local reimbursement agencies; and
•growth in personalized medicine and the interest in new partnership models to advance companion diagnostics and serve patients with specific treatments based on their own genetic makeup and biology.
We believe these market trends create new opportunities to position us for organic growth and commercial success through the launch of new products and the enhancement of our existing products. Our focus is on articulating the clinical differentiation of our products and our commitment to being a reliable testing partner to patients and providers and innovative science that improves health outcomes, access for all, and ease of experience in the testing process. We expect to use our ability to innovate not only in research, development, and technology, but also in go-to-market approaches, commercial capabilities, and tech-enabled applications to adapt quickly to customer preferences and market dynamics.
To measure our success in driving towards a strong and friction-less experience for our patients and clinicians, we periodically conduct an internal Net Promoter Score survey with current users of our products. We have maintained a very healthy score since the implementation of the program in 2022, which gives us a strong benchmark to continue to work against as we strive to improve and innovate.
Oncology
In oncology, we offer testing for patients who have cancer and companion diagnostic tests that work with corresponding drugs and treatments. Our competitors in the oncology market include Invitae Corporation, Ambry Genetics Corporation, Natera, Inc., Foundation Medicine, Inc, Caris Life Sciences, Tempus, Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, and other commercial and academic laboratories.
As a leader in genetic testing and precision medicine, we provide insights that help people take control of their health, and enable healthcare providers to better detect, treat, and prevent disease. We believe that the key opportunities to grow our Oncology business are our expansion of companion diagnostics, market expansion through new clinical guidelines, and providing new offerings. For example, in the second quarter of 2023, we added Folate Receptor Alpha (FRα) to our Precise Oncology Solutions offering to expand treatment options for women living with ovarian cancer. FRα establishes patient eligibility for ELAHERE® (“mirvetuximab soravtansine-gynx”), the only FDA-approved drug indicated for patients who are FRα-positive and resistant to platinum-based chemotherapy. FRα is a newly recommended biomarker test included in the National Comprehensive Cancer Network treatment guidelines for ovarian cancer. Additionally, in the fourth quarter of 2023, we launched the Myriad Collaborative Research Registry™ (MCRR). The MCRR includes new data across germline and tumor testing results from our cancer products on more than one million patients. The latest enhancements make the MCRR freely available for research use and supports transparent clinical data sharing to advance the field.
In late 2024, we also plan to add a new liquid biopsy therapy selection test called Precise Liquid to the comprehensive Precise Oncology Solutions offering. The test is a comprehensive genomic profiling test that may serve as a first-line offering or as a reflex test if the solid tumor is insufficient, and it will allow blood for therapy selection at diagnosis and in the metastatic setting. We are also developing Precise MRD, a monitoring test based on whole genome sequencing to deeply interrogate tumors, detect cancer recurrence earlier, and help guide treatment decisions.

Women’s Health
In the women’s health market, we serve women assessing their genetic predisposition to cancer, offer prenatal tests for the assessment of fetal chromosomal disorders, and screen prospective parents for recessive genetic conditions that can be passed on to their offspring. We also offer the SneakPeek Early Gender DNA Test which can reveal a baby's gender as early as six weeks into pregnancy. We compete with multiple companies, including large national reference laboratories, specialty laboratories, academic/university laboratories, and kit-based products with our MyRisk, Foresight, Prequel and SneakPeek tests. Our competitors include Natera, Inc., Ambry Genetics Corporation, Laboratory Corporation of America Holdings, a subsidiary of Konica Minolta Inc., Quest Diagnostics Incorporated, and Peekaboo Early Detection Gender DNA Test. We compete mainly based on our test breadth and accuracy, equity in care capability, and our commercial scale.
We see opportunities to improve both our economics and the customer experience on these products. We remain focused on reimbursement for prenatal and carrier screening and finding streamlined patient payment models. We have recently expanded our physical footprint by growing our SneakPeek product presence into the retail pharmacy setting, which we believe is a strong opportunity for us to target consumers with our prenatal portfolio of offerings beyond directly through physicians. We also plan to improve customer experience with our online unified ordering portal to engage with patients and physicians, our cost estimators across our product lines, our remote product-specific customer service teams, and artificial intelligence-based tools for interacting with patients.
We expect to further simplify and advance prenatal care with the launch of FirstGene™, a comprehensive prenatal screening test. FirstGene combines the power of our Prequel NIPS with AMPLIFY technology on a whole exome platform with our Foresight Carrier Screen into a new 4-in-1 prenatal offering for NIPS, carrier screen, fetal recessive status, and feto-maternal blood compatibility. This new test, which is expected to launch in the first half of 2025, is designed to streamline the testing process and simplify workflow with a single maternal blood draw while providing early insight on the fetus with improved sensitivity for all pregnancies, helping to reduce unnecessary amniocentesis. We have previously announced our support for the guideline update by the American College of Medical Genetics and Genomics (ACMG), which reaffirmed the clinical value of NIPS to screen for a range of chromosomal abnormalities. ACMG continues to recommend offering screening for common trisomies (on chromosomes 13, 18, and 21) in all pregnancies, and guidance that provides a strong recommendation for offering screening for sex-chromosome aneuploidies (SCAs) and conditional support for offering screening for 22q microdeletion syndrome. As part of the NIPS within FirstGene, both SCAs and 22q are expected to be available as additional opt-in screening.
Foresight Universal Plus is an expanded carrier screening test with the same technology that differentiates Foresight’s clinical utility in carrier screening. We plan to launch this test in the second half of 2024 in anticipation of the expansion of American College of Obstetricians and Gynecologists (ACOG) guidelines, which we anticipate will be expanded to include 274 genes. This new test will also include merged couple reporting to fully realize the value of this test to those individuals who are thinking about family planning.
Pharmacogenomics
In Pharmacogenomics, we help physicians understand how genetic alterations may impact patient response to antidepressants and other drugs. We believe our GeneSight Psychotropic Mental Health Medication Test meets a significant unmet clinical need and is a leading product to help physicians anticipate patient response to psychotropic drugs, the selection of which has historically been done through trial and error based approaches. The test is clinically proven to improve response rates in patients compared to standard of care. Our competitors in this market include Genomind, Tempus, Quest Diagnostics Incorporated, and Laboratory Corporation of America Holdings.
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

Seasonality
We have historically experienced seasonality in our testing business. In the quarter ended March 31, we typically experience a decrease in volumes due to the annual reset of patient deductibles. Additionally, the volume of testing is typically negatively impacted by the summer season, which is generally reflected in the quarter ended September 30. Conversely, the quarter ended December 31 is generally strong as we typically experience an increase in volumes from patients who have met their annual insurance deductible. In the fiscal year ended December 31, 2023, we did not experience seasonality to the same extent we have in prior years. For example, in the quarter ended September 30, 2023, we did not see the customary impact from the summer season as volumes decreased less than one percent in comparison to the quarter ended June 30, 2023. Historical patterns of seasonality may not continue in future years.
Human Capital Management
As a leader in genetic testing and precision medicine, our mission is to advance health and well-being for all by helping people take control of their health and enabling healthcare providers to better detect, treat and prevent disease. We believe the success of our mission depends, in part, on our ability to attract and retain qualified personnel. Our key human capital management objectives are to recruit, retain, and motivate the exceptional people needed to carry out our mission. To support these objectives and help our employees balance their work and personal lives, we maintain a flexible work environment and competitive compensation and benefits programs.
As of December 31, 2023, we have approximately 2,700 full-time equivalent employees. Most of our employees are engaged directly in sales and marketing, production, customer experience, billing, administration, technology, development, and research. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.
One of our key human capital metrics is employee turnover. For the year ended December 31, 2023, our global voluntary employee turnover rate was 9%.
Diversity, Equity and Inclusion (DE&I): Our DE&I objective is to make Myriad a place where all employees have a sense of belonging. Myriad supports a culture of diversity, equity, and inclusion aligned with our company mission, vision, and values to drive company performance by creating opportunities and experiences for learning, development, and a sense of belonging for all employees. Our DE&I plan is focused on our people, mission, and community. We have seven employee-led resource groups (ERGs) that represent and support diverse communities in our workforce. These ERGs mentor, foster, encourage, and inspire employees in all stages of their careers by providing access to senior leadership, peer groups, mentoring, and other valuable resources to help them pursue their career ambitions.
As of December 31, 2023, 63% of our employees were women, and women held 42% of Myriad leadership roles (vice president and above). One third of the members of our Board of Directors are women, including the chairperson, and 44% of our Board members come from diverse gender, ethnic, and cultural backgrounds.
Compensation, Health, Wellness, Family Resources, and Other Benefits: Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide competitive salaries, stock ownership opportunities, and incentive and bonus programs. We also provide an expansive benefit offering including medical, dental and vision health care coverage, insurance and disability coverage, 401(k) investment plans with Company matching, tax advantaged savings accounts, paid time off and leaves of absence, parental leave, family formation benefits, employee assistance programs, including free mental health resources for employees and their dependents, community outreach programs, training and development opportunities, and wellness programs.
Career Development and Training: We offer several career development and training opportunities to our employees, including a curriculum of Company-sponsored technical, business and leadership courses, on-the-job training and a support network to all new employees, and tuition reimbursement for approved external training and educational pursuits.
Oversight and Management: We regularly conduct surveys to obtain feedback from our employees on a variety of topics, including employee engagement, Company strengths and focus areas, and culture drivers. The results are reviewed by our Board of Directors, the Compensation and Human Capital Committee, and senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement. Our most recent survey shows how these intentional efforts are making a difference as 86% of our employees rated us as a Great Place to Work®.

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
•Environmental: As described further below, we have created a Green Team that helps foster environmental and sustainability stewardship.
•Scholarship: We provide financial support for academic scholarship and education at both the undergraduate and post-graduate levels and contribute to advancing education and training for women and minorities in medicine and science.
•Philanthropy: We provide financial support to nonprofit organizations and share the expertise of our employees in the communities where we operate.
Environmental and Sustainability
We strive to do business in ways that protect both the health and safety of our employees and the world in which we operate by establishing, promoting, maintaining, and improving a culture of sustainability and environmental responsibility. In order to achieve our objectives, we have increased our focus on environmental and sustainability efforts that we are working towards fully implementing. The Nominating, Environmental, Social and Governance Committee of our Board of Directors is responsible for reviewing and evaluating our environmental, climate, safety, social and other corporate responsibility strategies, practices, and initiatives. We have also formed an internal Environmental, Social, and Governance (ESG) Committee in an effort to develop and maintain sustainable business practices.
In connection with our 2022 Environmental, Social and Governance Report, we completed our first carbon inventory, measuring our Scope 1 and Scope 2 emissions from the use of our laboratories and office spaces during the year ended December 31, 2022. Energy and emissions data was captured for select buildings with the largest footprint and used to model emissions from our remaining operations where limited or no data was available.
For more information on our approach to sustainability, please refer to our 2022 Environmental, Social and Governance Report, which is available on our website.
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

Test	Patent Assets	Expiration	Claims
Prolaris Prostate Cancer Prognostic Test	We own one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to Prolaris testing.	These pending and issued patents have terms expected to begin expiring in 2030.	Claims relating to biomarkers, kits, systems and methods for detecting, diagnosing, prognosing and selecting therapy for prostate cancer.
EndoPredict Breast Cancer Prognostic Test	We own one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to EndoPredict testing.	These pending and issued patents have terms expected to begin expiring in 2031.	Claims relating to biomarkers, kits, systems and methods for prognosing and selecting therapy for breast cancer.
MyChoice CDx Companion Diagnostic Test	We own or hold a license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to MyChoice CDx testing.	These pending and issued patents have terms expected to expire in 2031.	Claims relating to biomarkers, kits, systems and methods for detecting homologous recombination deficiency and selecting therapy based on such detection.
GeneSight Psychotropic Mental Health Medication Test	We hold a license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to GeneSight testing.	These pending and issued patents have terms expected to begin expiring in 2024.	Claims relating to biomarkers, systems and methods for detecting single nucleotide polymorphisms and selecting and/or optimizing therapy based on such detection.
Foresight Carrier Screen	We own one or more issued patents and pending patent applications in the U.S. and other jurisdictions that relate to laboratory and informatic methods used to enhance Foresight testing.	These pending and issued patents have terms expected to begin expiring in 2032.	Claims relating to systems and methods for detecting genetic sequences.
Prequel Prenatal Screen
We own or hold a license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions that relate to laboratory and informatic methods used to enhance Prequel testing.
		These pending and issued patents have terms expected to begin expiring in 2032.	Claims relating to systems and methods for detecting genetic sequences.
MRD	We own one or more issued patents and pending patent applications in the U.S. or other jurisdictions relating to MRD testing.	These pending and issued patents have terms expected to begin expiring in 2026.	Claims relating to systems and methods for preparing enriched DNA fractions, detecting circulating tumor DNA, and identifying tumor variants

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

Entity	Subject	Royalties	Expiration
University of Texas M.D. Anderson Cancer Center (UTMDACC)	Exclusive world-wide right to certain rights of UTMDACC in intellectual property relating to our MyChoice HRD testing.	We pay UTMDACC a royalty based on net sales of our MyChoice HRD test.	License runs for the term of the UTMDACC agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the UTMDACC agreement.
Mayo Foundation for Medical Education and Research (Mayo)	Exclusive world-wide license to certain rights of Mayo in intellectual property relating to our GeneSight testing.	We pay Mayo a royalty based on net sales of our GeneSight test.	License runs for the term of the Mayo agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the Mayo agreement.
Children’s Medical Center in Boston (CMCC)	Exclusive world-wide right to certain rights of CMCC in intellectual property relating to our MyChoice HRD testing.	We pay CMCC a royalty based on net sales of our MyChoice HRD test.	License runs for the term of the CMCC agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the CMCC agreement.
Institut Curie and INSERM (INSERM)	Exclusive world-wide right to certain rights of INSERM in intellectual property relating to our MyChoice HRD testing.	We pay INSERM a royalty based on net sales of our MyChoice HRD test.	License runs for the term of the INSERM agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the INSERM agreement.
Illumina, Inc.	Non-exclusive license to certain rights held by or licensed to Illumina to intellectual property relating to non-invasive prenatal screening and the Prequel test.	We pay Illumina a royalty based on the volume of Prequel testing administered by us.	License runs for the term of the Illumina agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the Illumina agreement.

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
CLIA requires each of our certified clinical laboratories to enroll in an approved proficiency testing program if performing testing in any category for which proficiency testing is required. Each of our clinical laboratories periodically tests specimens received from an outside proficiency testing organization and then submits the results back to that organization for evaluation. If one of our laboratories fails to achieve a passing score on a proficiency test, then it may lose its right to perform testing. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of the laboratory’s CLIA certification.
As a condition of CLIA certification, each of our clinical laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (CMS), a CMS agent (typically a state agency), or a CMS-approved accreditation organization. Because our clinical laboratories are accredited by the College of American Pathologists (CAP), which is a CMS-approved accreditation organization, they are typically subject to CAP rather than CMS inspections.
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

Food and Drug Administration
In the United States, in vitro diagnostic (IVD) products are subject to regulation by the FDA as medical devices to the extent that they are intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease. They are subject to premarket review and post-market controls that will differ depending on how the FDA classifies a specific IVD, which is further defined in the FDA’s implementing regulations as a device intended for use in the collection, preparation, and examination of specimens taken from the human body. For certain types of tests known as laboratory developed tests (LDTs)—which are in vitro diagnostic tests that are designed, manufactured and used within a single laboratory—FDA regulation is less clear than for IVDs. Historically, the FDA has exercised enforcement discretion for LDTs, which means that the FDA generally has not enforced premarket review and other applicable FDA requirements. However, as LDTs have increased in complexity, the FDA has taken a risk-based approach to their regulation. Congress has also signaled interest in clarifying the regulatory landscape for LDTs. Following several years of inaction by Congress on this issue, the FDA issued a proposed rule in October 2023 to regulate LDTs under the current medical device framework and proposed to phase out the current enforcement discretion policy; the public comment period ended in early December 2023.
The FDA’s proposal envisions that the LDT enforcement policy phase-out process would occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark, although more details are expected to be provided with the upcoming final rule. The likelihood of the FDA finalizing the proposed rule in April 2024 (as is currently projected), as well as potential litigation challenging the agency’s authority to take such action, is uncertain at this time. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the proposed FDA administrative action, which may be disruptive to the industry and to patient access to certain diagnostic tests. In the absence of a comprehensive legislative solution, however, the FDA has indicated its intent to finalize this rulemaking. Ensuring compliance with the agency’s future implementation plans for bringing LDTs under the medical device framework is expected to require significant time, financial resources, and other resources, including specialized personnel, on the part of clinical laboratories engaged in developing and offering such diagnostic tests.
Separately, members of Congress have been working with stakeholders for several years on a possible bill to reform the regulation of in vitro clinical tests including LDTs. For example, as drafted and re-introduced for consideration by the current Congress, the Verifying Accurate, Leading-edge IVCT Development (VALID) Act would codify into law the term as "in vitro clinical test" (IVCT) and establish a new regulatory framework for the review and oversight of IVCTs separate and apart from the medical device framework under the Food, Drug and Cosmetic Act (FDCA). The new IVCT product category would include products currently regulated as IVDs, in addition to LDTs. The proposed regulatory framework adopts various concepts from the FDCA, utilizing a risk-based approach that aims to ensure that all marketed IVCTs have a reasonable assurance of both analytical and clinical validity, and includes a proposed future user fee program for IVCTs. If enacted, the VALID Act would also create a new system for clinical laboratories and hospitals to submit their clinical tests electronically to the FDA for approval, among other potentially significant changes to current regulatory requirements applicable to the laboratory industry as a whole. This system is aimed at reducing the amount of time that it takes for the agency to approve such tests, and it would also establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.
It is unclear whether the VALID Act will be passed by Congress in its current form or signed into law by the President; if enacted, however, it is expected to require clinical laboratories to spend significant time, resources, and money towards ensuring compliance. Until the FDA finalizes LDT regulations through its recently initiated notice-and-comment rulemaking process, or the VALID Act or other legislation is passed reforming the federal government’s current regulatory approach to LDTs, it is unknown how the FDA may regulate our LDT products in the future or what testing and data may be required to support clearance or approval for such products.

In Vitro Diagnostics as Medical Devices
The information that must be submitted to the FDA in order to obtain clearance or approval to market a new IVD varies depending on how the device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling and adherence to the FDA’s quality system regulations, which are device-specific good manufacturing practices. Class II devices are subject to premarket notification, general controls and sometimes special controls, such as performance standards and post-market surveillance. Class III devices are subject to most of the previously identified requirements as well as to premarket approval. All Class I devices are exempt from premarket review, most Class II devices require 510(k) clearance, and all Class III devices must receive premarket approval before they can be sold in the United States. If a previously unclassified new medical device does not qualify for the 510(k) pathway because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. However, if such a device would be considered low or moderate risk, it may be eligible for the De Novo classification process. The De Novo classification process allows a device developer to request that the novel medical device be reclassified as either a Class I or Class II device, rather than having it regulated as a high-risk Class III device subject to the premarket approval requirements. The payment of a fee, typically adjusted annually, to the FDA is usually required when a 510(k) notification, premarket approval application, or De Novo classification request is submitted.
510(k) Premarket Notification and De Novo Classification
A 510(k) notification requires the sponsor to demonstrate that an IVD is substantially equivalent to another marketed device, termed a “predicate device,” that is legally marketed in the United States and for which a premarket approval (PMA) application was not required. A device is substantially equivalent to a predicate device if it has the same intended use and technological characteristics as the predicate; or has the same intended use but different technological characteristics, where the information submitted to the FDA does not raise new questions of safety and effectiveness and demonstrates that the device is at least as safe and effective as the legally marketed device. Clinical trials are almost always required to support a PMA application and are sometimes required for a De Novo classification request or a 510(k) premarket notification. Further, Congress recently amended the FDCA to require sponsors of most clinical studies of investigational medical devices intended to support marketing authorization to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect clinical trial planning or what specific information the FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.
If the FDA determines that the applicant’s device is substantially equivalent to the identified predicate device(s), the agency will issue a 510(k) clearance letter that authorizes commercial marketing of the device for one or more specific indications for use. Requests for additional data, including clinical data, will increase the time necessary to review the notice. If the FDA believes that the IVD is not substantially equivalent to a predicate device, it will issue a “Not Substantially Equivalent” letter, stating that the new device may not be commercially distributed and designating the device as a Class III device, which will require the submission and approval of a PMA application before the new device may be marketed. Alternatively, the applicant may be able to submit a De Novo classification request to have it regulated as a Class I or Class II device. The FDA's De Novo regulations became effective on January 3, 2022. Among other things, if the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the device.
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
Regulation of Companion Diagnostic Devices
If a sponsor or the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, the sponsor of the therapeutic product will typically work with a collaborator to develop an IVD companion diagnostic device. The FDA has issued a final guidance document entitled “In Vitro Companion Diagnostic Devices” that is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. In the guidance, the FDA defined an IVD companion diagnostic device as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The FDA also noted that in some cases, if evidence is sufficient to conclude that the IVD companion diagnostic device is appropriate for use with a class of therapeutic products, the intended use/indications for use should name the therapeutic class, rather than each specific product within the class. In April 2020, FDA published another final guidance entitled “Developing and Labeling In Vitro Companion Diagnostic Devices for a Specific Group or Class of Oncology Therapeutic Products” that expands on the idea of a class of therapeutic products. The more recent guidance describes considerations for the development and labeling of in vitro companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. The FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD companion diagnostic device in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding IVD companion diagnostic will be developed contemporaneously. To that end, the FDA has also issued draft guidance entitled “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product” to serve as a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic, as well as final guidance entitled “Developing and Labeling In Vitro Companion Diagnostic Devices for a Specific Group or Class of Oncology Therapeutic Products” to facilitate class labeling on diagnostic tests for oncology therapeutic products.
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

The Directive was replaced by the Regulation (EU) 2017/746 of the European Parliament and of the Council on in vitro diagnostic medical devices (IVDR) that entered into force in May 2017, and which initially included a 5-year period until its original effective date of May 26, 2022, plus some transition provisions for IVDs already on the market. Unlike the Directive, which specifies certain requirements that must be achieved by each Member State and permits each Member State to decide how to transpose the Directive into national law to meet those requirements, the IVDR has direct binding legal force throughout every Member State without the need for national implementation. The major goals of the IVDR are to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Under the IVDR, IVDs are subject to additional legal regulatory requirements as compared to the Directive. Among other things, the IVDR introduces a new risk-based classification for IVDs and specifies CDx and genetic tests as Class C products (second highest risk). Under the IVDR, Class C IVDs require assessment by a Notified Body for certification and audit of the manufacturer's quality management system (QMS) before they can be placed on the market. The IVDR also obligates laboratories located outside the EU to comply with the IVDR if testing specimens from European citizens. Compliance with the IVDR may be expensive and time-consuming. Manufacturers will need to provide significant evidence to demonstrate that a device performs safely and effectively. Performance data may require the conduct of additional clinical investigations or performance studies, with additional and more strict requirements under the IVDR. As noted above, the vast majority of IVDs under the Directive are self-certified, so many device manufacturers have not previously been subject to the Notified Body audits that will occur under the IVDR and will have to revise their QMS and Technical Documentation which will now be reviewed by the Notified Bodies. Companion diagnostic IVDs may also be reviewed by the competent medicinal product authorities, usually the European Medicines Agency, as part of a consultation process that will be part of the conformity assessment procedure. There will also be a greater emphasis on post-market surveillance and submission of post-market performance follow-up reports.
Due to multiple challenges to IVD manufacturers being ready for full application by the May 2022 implementation date, Regulation (EU) 2022/112 of the Parliament and of the Council was published on January 25, 2022 allowing for a delay to the application of the IVDR by amending the transition provision for certain in vitro diagnostic medical devices. For products classified as Class C under the IVDR, the transition period allows for legacy devices with a valid declaration of conformity drawn up prior to May 26, 2022 to continue to be placed on the market until May 26, 2026. On January 23, 2024, the European Commission announced proposals to further extend the IVDR transition provisions in order to ensure availability of IVDs. Under the proposal, the transition period in the IVDR will be extended to December 2028 for Class C high individual and/or moderate public health risk devices. Medical devices certified under the Directive may benefit from the extension provided they meet certain conditions (i.e., continue to comply with the Directive, not be the subject of significant changes on design or intended purpose, etc.). The proposal needs to be adopted by the European Parliament and Council before it enters into force. Certain IVDR requirements, including post-market surveillance, market surveillance, vigilance, and registration of economic operators and devices remained effective on the May 26, 2022 implementation date.
United Kingdom
The withdrawal of the United Kingdom (UK) from the EU has had ramifications for IVD manufacturers.
The UK Medicine and Healthcare products Regulatory Agency (MHRA) issued guidance on the regulation of IVDs in the UK following Brexit, and changed the applicable legislation in the UK to take account of the fact that the UK is now a free-standing regulatory regime. However, the UK remains broadly aligned with the EU Directive.
As described in these provisions, MHRA will continue to recognize CE marks within Great Britain, which is defined as England, Scotland and Wales, up to July 2030 for certain devices in order to align with EU transition periods. Companies wishing to place IVDs on the UK market are also required to register with MHRA and have to appoint a UK Responsible Person to manage their compliance efforts in the UK, but are still able to sell CE-IVD marked products in Great Britain. From approximately July 2025, new legislation will apply in the UK to better align with the IVDR and other international requirements, including requirements for the new marking called a UK Conformity Assessed mark (UKCA). This mark, which can be obtained now, is not recognized in EU countries, meaning that companies that wish to sell in the UK and the EU will have to seek both a UKCA and CE-IVD mark in the future. The EU legislative framework applies in Northern Ireland, meaning that companies can still, and will still be able to, sell tests in Northern Ireland under applicable EU IVD regulations including the current IVDR.

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

Significant revisions to Japanese regulations of medical devices, IVDs and other health care products are ongoing. The first round of changes to Japan’s Pharmaceuticals and Medical Devices Act took effect September 1, 2020 and August 2021. The revision in May 2022 created the fast track approval of IVDs conditional or time-limited approval in emergency situations when the efficacy of medical product is presumed, subject to safety confirmation. The Ministry of Health, Labour and Welfare will start discussion in May 2024 on the upcoming revision of the Pharmaceuticals and Medical Devices Act, which includes a reform of sales system of the medical products which may include IVDs.
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
The Health Information Technology for Economic and Clinical Health Act (HITECH) expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements for Covered Entities. Under HITECH’s breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services. Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and, in some cases depending on the size and impact of the breach, they must be reported through local and national media. Breach reports can lead to investigation, enforcement, civil monetary penalties and civil litigation, including class action lawsuits and enforcement by state authorities as well as significant reputational harm.
We are currently subject to the HIPAA regulations and maintain an active compliance program that is designed to meet requirements of the privacy and security rules and to identify privacy and security incidents and other issues in a timely fashion so that we may remediate, mitigate harm and report if required by law. However, even if we take steps to comply with HIPAA, we may be subject to breaches caused by human error or external threat actors, complaints and investigation at the federal and/or state level. In the event of a breach, even if we mitigate harm and make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

In addition to the federal privacy and security regulations, there are a number of state laws regarding the privacy and security of health information and personal data that can be applicable to our clinical laboratories, as further discussed in the "Risk Factor" section below. Many states have also implemented genetic testing laws imposing specific patient consent requirements and protecting genetic information by limiting the use and disclosure of such information. State requirements are particularly stringent regarding predictive genetic tests, due to the risk of genetic discrimination against healthy patients identified through testing as being at risk for disease. Compliance with health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws in all jurisdictions, both state and federal, can be challenging as these laws often change, and we may not be able to maintain compliance in all jurisdictions where we do business.
Transparency Laws and Regulations
A federal law known as the Physician Payments Sunshine Act requires medical device manufacturers to track and report to CMS certain payments and other transfers of value made to covered recipients, which include physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives who are not bona fide employees of the manufacturer, as well as teaching hospitals, and ownership or investment interests held by physicians and their immediate family members. Manufacturers must report data for the previous calendar year by the 90th day of the then-current calendar year. CMS then publishes the data on a publicly available website no later than June 30. There are also state “sunshine” laws that require manufacturers to provide reports to state governments on pricing and marketing information. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and such laws may also prohibit or limit certain other sales and marketing practices. These laws may adversely affect our sales, marketing, and other activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or to otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.
Reimbursement and Billing
Reimbursement and billing for diagnostic services is highly complex. Laboratories must bill various payors, such as private third-party payors, including managed care organizations (MCOs), and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements imposed by these payors, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:
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
Presently, approximately 62% of our revenue comes from private third-party payors.

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
Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for CDLTs that are not ADLTs. Most recently, the Further Continuing Appropriations and Other Extensions Act of 2024 (Pub.L. 118-22, enacted on November, 16, 2023) further delayed the reporting requirement as well as the application of the 15% phase-in reduction. Under these statutory provisions, the next data reporting period for CDLTs that are not ADLTs will be January 1, 2025 through March 31, 2025, and will be based on the most recent data collection period of January 1, 2019 through June 30, 2019. After this data reporting period, the three-year data reporting cycle for these tests will resume (e.g., 2028, 2031, etc.).
CMS’s methodology under PAMA (as well as the willingness of commercial insurers to recognize the value of diagnostic testing and pay for that testing accordingly) renders commercial insurer payment levels even more significant. This calculation methodology has resulted in significant reductions in reimbursement, even though CMS imposed caps on those reductions. For example, PAMA (as amended) includes provisions that limit the amount by which payment for testing may be reduced. For example, for 2018 through 2020, a test price could not be reduced by more than 10% per year. The same series of laws modified the phase-in of payment reductions resulting from private payor rate implementation so that a 0.0 percent reduction limit was applied for calendar years 2021 through 2023, as compared to the payment amounts for a test the preceding year. The Further Continuing Appropriations and Other Extensions Act of 2024 further applied a 0.0 percent reduction limit for calendar year 2024. Consequently, payment may not be reduced by more than 15 percent per year for calendar years 2025 through 2027 as compared to payment amount established for a test the prior year.
The subsequent data reporting period for CDLTs that are not ADLTs will occur in three-year cycles, with the next cycle beginning in 2025. Given the many uncertainties built into PAMA’s price-setting process, we cannot predict how payments we receive under the CLFS, and thus our revenue, may change from year to year.
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

State and Federal Prohibitions on False Claims
The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. Under the False Claims Act, a person acts knowingly if he or she has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Specific intent to defraud is not required. The qui tam provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. Penalties include payment of up to three times the actual damages sustained by the government, plus significant civil penalties for each false claim, as well as possible exclusion from federal health care programs. In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to any payor.
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
Other U.S. Regulatory Requirements
We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (OSHA) has established extensive requirements relating specifically to workplace safety for healthcare employers in the United States. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. This also includes requirements to ensure employees are informed of hazardous chemicals in the workplace and provide expectations for the safe handling of hazardous chemicals. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service, the Office of Foreign Assets Control, and the International Air Transport Association.
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
In addition, our advertising for laboratory services using FDA-cleared or approved IVDs as well as services using LDTs that are not FDA-approved is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as certain state laws. Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or certain products in the future, or criminal prosecution.

Available Information
We are a Delaware corporation with our principal executive offices located at 322 North 2200 West, Salt Lake City, Utah 84116. Our telephone number is (801) 584-3600 and our website address is www.myriad.com. We make available free of charge through the Investor Relations section of our website our Code of Conduct, our Audit and Finance Committee and other committee charters and our other corporate governance policies, as well as our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

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
•If the government and other third-party payors fail to provide coverage and adequate payment for our existing and future tests, if any, our revenue and prospects for profitability will be harmed.
•If we do not generate sufficient cash flow from operations and are unable to secure additional funding, we may have to reduce our operations.
•We are subject to debt covenants that impose operating and financial restrictions on us and if we are not able to comply with them, it could have a material adverse impact on our operations and liquidity.
•If our existing capital resources and expected net cash to be generated from sales of our tests is not sufficient for us to maintain our currently planned operations, we may find it necessary to raise additional funding, which may not be available on favorable terms, or at all.
•We have been subject to, and in the future may be subject to, securities class action lawsuits and stockholder derivative actions, as well as product or professional liability claims. These, and potential similar or related litigation, could result in substantial losses and have a material adverse effect on our business, cash position, operating results or financial condition.
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
•Our financial condition and results of operations could be adversely affected by adverse public health developments.
•If our SneakPeek Early Gender DNA Test does not perform as expected, we may not realize the expected benefits of our acquisition of Gateway (as defined below).
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
•Our inability to, or delay in, transitioning certain of our laboratory operations to new laboratory facilities in west Salt Lake City, Utah and South San Francisco, California could adversely affect our business.
•We depend on a limited number of third parties, or, in some cases, single-source suppliers, for equipment, reagents and other supplies. If these supplies become unavailable or are disrupted, then we may not be able to successfully perform our research or operate our business on a timely basis or at all.
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
•Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition.
•Our estimates of actionable market size and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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
Risks Related to Our Intellectual Property
•If we fail to protect our proprietary technology, others could compete against us more directly, which would harm our business.
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
General Risks and Risks Related to Our Common Stock
•Our stock price is highly volatile, and our stock may lose all or a significant part of its value.
•If we are unable to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, our results of operations, our stock price and investor confidence in us could be adversely affected.
•Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and re-adoption of our stockholders’ rights plan, or poison pill, could make a third-party acquisition of us difficult.
•Future sales and issuances of our common stock would result in dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
•We do not intend to pay dividends so any returns will be limited to changes in the value of our common stock.
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•Increasing scrutiny and evolving expectations from regulators, business partners, investors, and other stakeholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.
•Our restated certificate of incorporation and our restated bylaws designate specific state or federal courts as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Risks Related to Our Business and Our Strategy
We may not be able to generate sufficient revenue from our existing tests or develop new tests to be profitable.
We believe our future success is dependent upon our ability to successfully market our existing tests to additional patients within the United States, to expand into new markets, to develop and commercialize new tests and to maintain or obtain reimbursement for our tests. However, we may not be able to generate sufficient revenue, from our existing tests and launching and commercializing new tests, to be profitable. The demand for our existing tests may decrease or may not continue to increase at historical rates due to sales of new tests that may replace or cannibalize our existing product portfolio, or for other reasons such as the introduction of competing testing products by competitors. For example, because most of our tests are only utilized once per patient, we will need to sell our products to new patients or develop new tests in order to continue to generate revenue. Our average reimbursement rate per test may also decline, which may cause our revenues to decrease. Our pipeline of new test candidates, such as FirstGene and Precise MRD, are in various stages of development, some of which may take many more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional tests through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests for commercial use, we may not be able to develop tests that:
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
We are currently executing upon a multi-year strategic growth plan in which we intend to continue growing by articulating our clinical differentiation, raising awareness with patients who we believe would benefit from our testing products, and innovation that improves clinical outcomes, ease of use, and access. Our future performance and growth depend on the success of our growth plan, including management's ability to execute upon that plan and the ability of our employees to respond quickly and effectively to strategic projects and changes in our operations and business practices. The implementation of our strategic growth plan has resulted, and is expected to continue to result, in changes to business priorities and operations, capital allocation priorities, operational and organizational structures, and increased demands on management. The execution of our strategic growth plan may take longer than anticipated, and we may not realize, in full or part, our anticipated growth targets in our testing volumes and revenue, or such growth may be realized more slowly than anticipated.

In recent years we have not operated our business profitably, and we may not be able to achieve or maintain profitability in the future. Potential events or factors that may have a significant impact on our ability to achieve our growth targets and achieve and/or maintain revenue growth and profitability for our business include the following:
•the efforts of third-party payors to limit or decrease the amounts that they are willing to pay for our tests, recoup amounts already paid, not cover our tests, or institute burdensome administrative requirements for reimbursement, such as prior authorization requirements;
•our ability to execute on our strategic growth plan;
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
•our inability to expand into new markets;
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
If the government and other third-party payors fail to provide coverage and adequate payment for our existing and future tests, if any, our revenue and prospects for profitability will be harmed.
In both domestic and foreign markets, sales of our tests or any future tests will depend in large part upon the availability of reimbursement from third-party payors. Such third-party payors include state and federal health care programs such as Medicare, managed care organizations, other private health insurers and other organizations. These third-party payors are increasingly attempting to contain health care costs by demanding price discounts and limiting both coverage regarding which tests they will pay for and the amounts that they will pay for existing and new tests. We have experienced coverage limitations and price reductions for many of our products, including for our GeneSight Psychotropic Mental Health Medication Test, and we may continue to experience future coverage limitations and price reductions from CMS, managed care organizations, and other third-party payors. The fact that a test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a test will be approved or remain approved for reimbursement, that the reimbursement amount approved for such test will not be reduced in the future, or that similar or additional tests will be approved for reimbursement in the future. Historically, we have not received reimbursement from third-party payors or payment from patients for many of our tests. Moreover, there can be no assurance that any new tests we have launched or may launch will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio. As a result, third-party payors may not cover or provide adequate payment for our current or future tests to enable us to maintain past levels of revenue or profitability with respect to such tests. Further, third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

In addition, under PAMA, Medicare reimbursement for any given test is based on the weighted-median of the payments made by private payors for such test, rendering private payor payment levels even more significant. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of tests generally and any given test individually. Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for CDLTs that are not ADLTs. Most recently, the Further Continuing Appropriations and Other Extensions Act of 2024 (Pub.L. 118-22, enacted on November, 16, 2023) further delayed the reporting requirement as well as the application of the 15% phase-in reduction. Under these statutory provisions, the next data reporting period for CDLTs that are not ADLTs will be January 1, 2025 through March 31, 2025. The same series of laws modified the phase-in of payment reductions resulting from private payor rate implementation so that a 0.0 percent reduction limit was applied for calendar years 2021 through 2023, as compared to the payment amounts for a test the preceding year. The Further Continuing Appropriations and Other Extensions Act of 2024 further applied a 0.0 percent reduction limit for calendar year 2024. Consequently, payment may not be reduced by more than 15 percent per year for calendar years 2025 through 2027 as compared to payment amount established for a test the prior year. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our business, results of operations and financial condition.
Third-party payors may also impose prior authorization requirements, dispute our billing or coding and may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have also experienced delays or denials of coverage for failure to adequately comply with procedural requirements imposed by third-party payors to obtain reimbursement. We also periodically receive and respond to requests for recoupment from third-party payors in the ordinary course of business. When a third-party payor denies payment for testing, we often are not able to collect payment from the patient, and therefore, we do not receive any revenue from our testing. In addition, if a third-party payor successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations. We may also continue to negotiate and settle with third-party payers in order to resolve allegations of overpayment.
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
On June 30, 2023, we entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million with JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, and the other lender parties thereto. On October 31, 2023, we entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit under the ABL Facility by $25.0 million for a total maximum principal commitment under the ABL Facility of $115.0 million. As of December 31, 2023, we had $40.0 million of outstanding borrowings under the ABL Facility. The ABL Facility limits our ability to incur additional indebtedness and requires us to comply with certain minimum liquidity and minimum availability covenants.
In addition, during November 2023, we completed an underwritten public offering of our common stock in which we sold 7,441,176 shares of our common stock at a price of $17.00 per share for proceeds of $117.6 million, net of offering expenses and underwriting discounts.
If we do not generate sufficient cash from operations, if our capital resources are consumed more rapidly than expected, or if we no longer have access to additional funds under our ABL Facility and are unable to secure additional funding, on acceptable terms or at all, we may be forced to delay, scale back or eliminate some of our sales and marketing activities, research and development activities, or other operations, and potentially delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals could be adversely affected.
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
We believe that our existing cash, cash equivalents and marketable securities of $140.9 million as of December 31, 2023, our expected cash flow from operations, and our availability to borrow will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we base this expectation on our current operating plan, which may change. We have incurred, and may continue to incur, significant losses. We may not be able to generate sufficient revenue from our existing tests and launching and commercializing new tests, to be profitable. In addition, our ongoing efforts to develop tests and expand our business, which may be through internally developed products, partnerships, in-licensing and mergers and acquisitions, will continue to require substantial cash resources. In addition, we have incurred, and may continue to incur, substantial costs in defending and settling legal proceedings. In connection with the settlement of the Ravgen (as defined below) litigation, we may be required to pay Ravgen $21.25 million in five annual installments beginning no earlier than January 1, 2026 if certain conditions are satisfied. We may also be required to pay an additional $25.0 million to the former equity and vested incentive unit holders of Gateway, if certain revenue, volume and earnings targets set forth in the acquisition agreement are achieved. If adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, or selling convertible or non-convertible debt securities. Any additional funding, if necessary, may not be available to us on reasonable terms, or at all.
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
We have been subject to, and in the future may be subject to, securities class action lawsuits and stockholder derivative actions, as well as product or professional liability claims. These, and potential similar or related litigation, could result in substantial losses and have a material adverse effect on our business, cash position, operating results or financial condition.
We have been subject to a variety of litigation, including a securities class action lawsuit filed in the United States District Court for the District of Utah, and stockholder derivative actions filed in the Delaware Court of Chancery and the United States District Court for the District of Delaware. On August 2, 2023, we entered into a stipulation and agreement of settlement to resolve the securities class action lawsuit, which was subsequently approved by the United States District Court for the District of Utah on December 15, 2023. Pursuant to the terms of the settlement, we paid a settlement amount of $77.5 million in cash. We also may be subject to future securities class action and stockholder derivative claims. Such litigation may adversely impact our business, cash position, results of operations or financial condition and divert management's time and attention from our business.
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

Although we maintain liability insurance for certain claims, including director and officer's insurance and insurance for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against outstanding or future claims or any judgments, fines or settlement costs arising out of any outstanding or future claims. Any claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. If we were successfully sued for product or professional liability claims or in connection with future securities class action and stockholder derivative claims, we could face substantial losses that exceed our insurance coverage and our other resources. For example, we depleted our director and officer's insurance coverage for the recently settled securities class action lawsuit and no insurance proceeds were available to us to pay the settlement amount. If we are not successful in our defense of any future litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, cash position, operating results or financial condition. Additionally, any lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have a materially adverse effect on our reputation, cash position, and results of operations.
An inability to attract and retain experienced and qualified personnel, including key management personnel, could adversely affect our business.
Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain highly qualified and experienced personnel, including key management personnel. Competition for these personnel is intense, especially for management, sales, scientific, medical, information technology, research and development and other technical personnel. We may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Our compensation arrangements, such as our short-term incentive and equity award programs, may not be successful in attracting new employees and retaining and motivating our existing employees. Our agreements with our employees generally provide for employment that can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision that certain key employees are subject to may not be enforceable under certain state laws, particularly California, or federal laws or such provisions may be prohibitively expensive to enforce. Our growth and commercial activities have placed a greater workload and strain on our existing employees, increasing the risk that our employees experience fatigue or burnout or terminate their employment with us. In addition, inflation has had an impact on the costs that we incur to attract and retain qualified personnel and may make it more difficult for us to attract and retain such personnel.
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
In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market and sales channels, add experienced management personnel and increase our test offerings. For example, on February 1, 2024, we acquired the Precise Tumor Test, the Precise Liquid Test, and a CLIA certified laboratory from Intermountain Healthcare. However, these acquisitions may not generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. We may also experience increased expenses, distraction of our management, and personnel and customer uncertainty as a result of our acquisition activities. Our acquisition efforts may involve certain risks, including:
•we may have difficulty integrating products, operations and systems of any acquired business;
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
•we may incur significant additional operating expenses and such acquisition may not be profitable;
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
Our financial condition and results of operations could be adversely affected by adverse public health developments.
Any outbreak of contagious disease or adverse public health development could have a material and adverse effect on our business operations, financial condition, or results of operations. Such adverse effects have included, and may in the future include, diversion or prioritization of health care resources away from the conduct of testing, limitations on patients' access to our products, and disruptions or restrictions affecting the ability of our laboratories to process our tests. Future surges in COVID-19 cases or any other outbreak of contagious disease and related employee absences may strain our workforce and impact our ability to process tests in a timely way due to reduced staff availability.
To the extent that any disease affects individuals and businesses around the globe, we may experience disruptions from time to time that could severely impact our business, including:
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
In addition, the continued spread of COVID-19 or the spread of another disease globally could continue to adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain are located overseas and both international and domestic components have been, and may in the future be, subject to disruption as a result of COVID-19 or another disease and responses to it. If the supplies and components necessary to manufacture our products become unavailable or are disrupted as a result of a disease and responses to it, then we may not be able to successfully perform our research, sell our tests, or operate our business on a timely basis or at all.
If our SneakPeek Early Gender DNA Test does not perform as expected, we may not realize the expected benefits of our acquisition of Gateway.
On November 1, 2022, we acquired Gateway Genomics, LLC ("Gateway"), a personal genomics company and developer of consumer genetic tests that gives families insight into their future children. Gateway offers and sells the SneakPeek Early Gender DNA Test in the U.S. direct to consumers via sneakpeektest.com and Amazon.com, through various clinical channels, such as OBGYN offices, midwives, birth centers and ultrasound clinics and laboratories, and in certain retail locations. The SneakPeek Early Gender DNA Test is also sold internationally through distributors in the United Kingdom, Canada, Australia and certain other countries.

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
The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure has been, and may continue to be, vulnerable to attacks by hackers, or viruses, malware, including ransomware, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such malicious cyberattack, virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, held for ransom, altered, lost or stolen. We have measures in place that are designed to prevent, and if necessary, to detect and respond to such cybersecurity incidents and breaches of privacy and security mandates. While we have experienced unauthorized accesses to our information technology systems and infrastructure in the past, which may occur again in the future, our security measures have been able to detect, respond to and prevent any material adverse effect to our information systems and business operations from such breaches. However, in the future, any such access, disclosure or other loss, or alteration of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and civil or even criminal penalties. Unauthorized access, loss, alteration, or dissemination could also disrupt our operations, including our ability to process samples, provide test results, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, and manage various general and administrative aspects of our business, and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.
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
Information technology (IT) and communication systems are an important part of our business operations. These IT and communications systems support a variety of functions, including sample processing, tracking, quality control, customer service and support, billing, research and development activities, and various general and administrative activities. The availability of our products and services and fulfillment of our customer contracts depends on the continuing operation of our IT and communication systems. Our IT and communication systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Our IT and communication systems also may experience interruptions, delays or cessations of service or produce errors in connection with system implementation, integration, upgrades or system migration work that takes place from time to time. In addition, we may not be able to maintain operational effectiveness of our IT and communication systems due to insufficient technology infrastructure, aging components, accumulated technical debt and gaps in our software release processes. If we were to experience a prolonged system disruption in the IT and communication systems that involve our interactions with customers, providers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our IT systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
Each of our tests is processed in a single one of our laboratory facilities, and any loss or prolonged interruption of our ability to use these laboratories or failure to maintain their operation in compliance with applicable regulations would seriously harm our business.
We rely on a CLIA-certified facility in Salt Lake City, Utah to perform most of our tests; a CLIA-certified laboratory in South San Francisco, California to perform our Foresight and Prequel tests; a CLIA-certified laboratory in St. George to perform our Precise Tumor test; a single laboratory facility in Cologne, Germany to perform and produce our EndoPredict test kits; a CLIA-certified laboratory in Mason, Ohio to perform our GeneSight test; and a laboratory in San Diego, California to perform our SneakPeek Early Gender DNA test. Our laboratories and the equipment we use to perform our tests would be difficult to replace and may require significant lead time to replace and qualify for use if they become inoperable. Some of our laboratories are located near active earthquake fault lines and in a region affected by wildfires and flooding. We currently have no backup or redundant facility to perform each of our tests. In the event any of our testing facilities were to lose its CLIA certification or other required certifications or licenses or were affected by a pandemic or man-made or natural disaster, such as an earthquake, severe weather, flooding, rising sea levels, other physical effects of climate change, power outages or contamination, we would be unable to continue our business, with respect to the tests performed at the particular facility or overall, at current levels to meet customer demands for a significant period of time. According to the U.S. Environmental Protection Agency, heat waves and large storms are likely to become more frequent or more intense with human-induced climate change, which could impact our operations. Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our business would result in a loss of goodwill, including damage to our reputation. If our business were interrupted, it would seriously harm our business.
Our inability to, or delay in, transitioning certain of our laboratory operations to new laboratory facilities in west Salt Lake City, Utah and South San Francisco, California could adversely affect our business.
We are in the process of transitioning our laboratory operations in Salt Lake City, Utah, where most of our tests are performed, and South San Francisco, California, where our Foresight and Prequel tests are performed, to new laboratory facilities in west Salt Lake City, Utah, and South San Francisco, California, respectively. The inability to transition our existing laboratory operations to our new laboratories in South San Francisco, California and west Salt Lake City, Utah, delays in transitioning our laboratory operations to such facilities or the failure to obtain any required permits, licenses, or certifications could result in increased costs, limit our ability to keep up with the demand for our products, and prevent us from realizing the intended benefits of these new facilities and our future laboratories.

We depend on a limited number of third parties, or, in some cases, single-source suppliers, for equipment, reagents and other supplies. If these supplies become unavailable or are disrupted, then we may not be able to successfully perform our research or operate our business on a timely basis or at all.
We currently rely on a small number of suppliers, or, in some cases, single-source suppliers, to provide our gene sequencing equipment, content enrichment equipment, multiplex protein analysis equipment, robots, and specialty reagents and other laboratory supplies required in connection with our testing and research and development activities. We believe that currently there are limited alternative suppliers of the equipment, robots, reagents and certain other supplies that we use in our business. The equipment, robots, reagents or other supplies may not remain available in commercial quantities at acceptable costs. In addition, we rely upon a limited number of commercial delivery services to provide us with laboratory supplies, and the disruption of such delivery services could adversely impact our business. If we are unable to obtain when needed additional or alternative equipment or robots, or an adequate supply of reagents or other ingredients or supplies at commercially reasonable rates, our ability to continue to identify genes and perform testing would be adversely affected. In addition, the loss of a single-source supplier or the failure to perform by a single-source supplier could have a disruptive effect on our business, including our ability to perform testing, and could adversely affect our results of operations.
In addition, the spread of disease globally could further adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain are located overseas and both international and domestic components have been subject to disruption as a result of COVID-19 and responses to it. We have experienced and may in the future experience a shortage of certain laboratory supplies and equipment, and we may experience a suspension of services from other laboratories or third parties as a result of a global pandemic and responses to it. Political, administrative, legislative, legal or regulatory actions in response to a global pandemic could create additional supply shortages, disruptions or other uncertainties affecting our research and business. If the supplies and components necessary to manufacture our products become unavailable or are disrupted, then we may not be able to successfully perform our research or operate our business on a timely basis or at all.
Further, disruption in the global supply chain related to hostilities in Ukraine and the Middle East could impact our supply chain. For example, Houthi forces have recently begun attacking freighters in the Red Sea due to the ongoing conflict between Israel and Gaza. While we have not experienced material supply chain disruptions related to these global hostilities to date, we are unable to predict how these conflicts will develop or guarantee that we will not experience material supply chain disruptions in the future.

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
Our core business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive biological material for analysis at our laboratory facilities within days of collection from the patient. Disruptions in delivery service, whether due to errors by the courier service, labor disruptions, bad weather, natural disasters, terrorist acts or threats or other reasons, some of which we have experienced in the past, could adversely affect specimen integrity, our ability to process or store samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected. We also rely on commercial courier delivery services to transport some of our tests directly to customers and any disruptions in delivery service could adversely affect our ability obtain and process samples in a timely manner and to service our customers.
We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.
We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Japanese Yen, Euro, the Swiss franc, and the British pound. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect the results of our operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses. During the year ended December 31, 2023, our revenues were not materially impacted due to foreign currency fluctuations, but may be in the future. We may not be able to offset adverse foreign currency impact with increased revenues. We do not currently utilize hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition.
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our reporting unit could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Any such charges could have a material adverse effect on our results of operations or financial condition.
Our estimates of actionable market size and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates.
Our actionable market size opportunity estimates and growth forecasts for our products are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our publicly announced estimates and forecasts relating to the size and expected growth of the market for our products may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth for such markets, our business could fail to grow at similar rates.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we have substantial deferred tax assets related to net operating loss (“NOLs”) and tax credit carryforwards. Pursuant to the Tax Cuts and Jobs Act (H.R.1) of 2017, federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryover period and may only be used to offset 80% of current year taxable income. Federal NOLs prior to this enactment were subject to a 20-year carry-forward limitation. Further, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Given the Code’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our stock that is outside our control. An ownership change under Section 382 of the Code could also be triggered by certain strategic transactions. These limitations may result in our NOLs, tax credits, or other similar tax attributes expiring before we have the ability to use them.

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

Risks Related to Our Intellectual Property
If we fail to protect our proprietary technology, others could compete against us more directly, which would harm our business.
As of December 31, 2023, our patent portfolio included issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims protecting our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for compositions, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets, proprietary data bases and other intellectual property is also important to our long-term success. If our intellectual property is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Patents may also issue to third parties which could interfere with our ability to bring our tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.
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
We believe that there has been, and may continue to be, significant litigation in the industry regarding patent and other intellectual property rights. On December 21, 2020, Ravgen, Inc. ("Ravgen") filed a lawsuit against us and our wholly owned subsidiary, Myriad Women's Health, Inc., in the U.S. District Court for the District of Delaware, alleging infringement of two patents relating to blood collection tubes and non-invasive prenatal testing analysis. On October 23, 2023, we and Ravgen entered into a settlement agreement pursuant to which the parties agreed to settle the lawsuit. Pursuant to the terms of the settlement agreement, we agreed to pay Ravgen a minimum of $12.75 million in three installment payments of $5 million, $5 million, and $2.75 million on or before October 31, 2023, October 31, 2024, and October 31, 2025, respectively. We may also be required to pay Ravgen $21.25 million in five annual installments beginning no earlier than January 1, 2026 if certain conditions are satisfied. Any intellectual property litigation that we may become involved with in the future could consume a substantial portion of our managerial and financial resources. If any such litigation is resolved adversely to us, we could be required to pay damages, cease the infringing activity or pay an ongoing licensing fee, each of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:
•Clinical Laboratory Improvement Amendments of 1988 and the implementing regulations, which requires that laboratories obtain certification from the federal government, and state licensure laws and regulations;
•U.S. Food and Drug Administration laws and regulations that apply to medical devices such as our companion diagnostics and other IVDs;
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
•the federal physician self-referral prohibition (Stark Law or the Physician Self-Referral Law), which, absent an exception, prohibits a physician from making a Medicare referral for certain designated health services, including clinical laboratory services, if the physician or an immediate family member of the physician has an applicable financial relationship with the entity providing the designated health services;
•the federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or Medicaid, unless an exception applies;
•other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral and fee-splitting, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;
•the federal Physician Payments Sunshine Act, which requires medical device manufactures to track and report to the federal government certain payments and other transfers of value made to physicians, other health care professionals, and teaching hospitals and ownership or investment interests held by physicians and their immediate family members;

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
As a clinical laboratory, our business practices may face heightened scrutiny from government enforcement agencies such as the Department of Justice, the Office of Inspector General for the Department of Health and Human Services (OIG), and CMS. The OIG has issued fraud alerts in recent years, including a fraud alert relating to speaker programs in November 2020, that identify certain arrangements between medical device and drug companies and referring physicians as implicating the Anti-Kickback Statute. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the federal self-referral prohibition, commonly known as the Stark Law or the Physician Self-Referral Law, unless the arrangement meets all criteria of an applicable exception. The government has actively enforced these laws, as well as the federal False Claims Act, against clinical laboratories in recent years.
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
The growth of our business and our continued business outside of the United States may increase the potential of violating similar foreign laws or our internal policies and procedures. The risk of us being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Any of the foregoing consequences could seriously harm our business and our financial results.

Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.
We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act, or CCPA, which went into effect in January of 2020. The CCPA established a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for California residents, requiring covered businesses to provide new disclosures to California residents, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally in 2020, California voters passed the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023. The CPRA significantly amends the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas will take effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.
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

We are also subject to evolving GDPR requirements on data export, because we transfer data to third countries outside of the EU that are not deemed “adequate.” The GDPR only permits exports of personal data outside of the EU to “non-adequate” countries where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses or certification under the newly-adopted Data Privacy Framework). On July 16, 2020, the Court of Justice of the EU, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightened the burden to assess U.S. national security laws on their business, and future actions of EU data protection authorities are difficult to predict at this time. While the newly-adopted Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to flow down or help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the U.S. will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively called the ACA, became law. This law substantially changed the way health care is financed by both government and private third-party payors and continues to significantly impact our business and operations in ways we may not be able to predict. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result, certain sections of the ACA have not been fully implemented or were effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible. The federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. Future changes or additions to the ACA or the Medicare and Medicaid programs, such as changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. Further, if reimbursement levels are inadequate, our business and results of operations could be adversely affected.
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
Historically, the FDA has exercised enforcement discretion with respect to most laboratory developed tests (LDTs) and has generally not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). As of December 31, 2023, none of our products other than MyChoice CDx and BRACAnalysis CDx are marketed by us under the FDA's requirements for medical devices. In recent years, the FDA publicly announced its intention to regulate certain LDTs and issued two draft guidance documents that set forth a proposed phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. However, these guidance documents were not finalized, and in 2017, the FDA issued an informal discussion paper reflecting some of the feedback that FDA had received on the proposed LDT regulatory system.
Subsequently, in October 2023, FDA issued a proposed rule to regulate LDTs under the current medical device framework and proposed to phase out the current enforcement discretion policy; the public comment period ended in early December 2023. The proposal envisions that the LDT enforcement policy phase-out process would occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark, although more details are expected to be provided with the upcoming final rule. The likelihood of the FDA finalizing the proposed rule in April 2024 (as currently projected), as well as potential litigation challenging its authority to take such action, is uncertain at this time. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the proposed administrative agency action, which may be disruptive to the industry and to patient access to certain diagnostic tests. Until any administrative rulemaking is finalized and regulatory changes become effective, the FDA is expected to continue to exercise enforcement discretion; although it may attempt to regulate certain LDTs on a case-by-case basis at any time, which could result in delay or additional expense in offering our tests and tests that we may develop in the future.
In addition, for several years bipartisan members of Congress have been negotiating legislation with the FDA and industry stakeholders to regulate in vitro clinical tests including LDTs under a shared FDA/CMS framework. Most recently, reform legislation entitled the Verifying Accurate, Leading-edge IVCT Development (VALID) Act received increasing congressional support. As drafted and re-introduced for consideration by the current Congress, the VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices that includes products currently regulated as in vitro diagnostics (IVDs) as well as LDTs. If enacted, the VALID Act's regulatory framework would give the FDA the authority to ensure IVCTs are both analytically and clinically valid. While CMS would retain the authority to ensure the quality of operations within laboratories. All LDTs on the market prior to enactment of the legislation would be grandfathered and not subject to the new regulation. The FDA’s recent publication of an LDT proposed rule that would apply the existing medical device framework to laboratory-developed products may renew stakeholder calls for a more targeted approach to modernizing federal oversight of clinical diagnostic tests. It remains possible that congressional action in this area could displace the need for the FDA to complete its recently proposed rulemaking.
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
In connection with our laboratory operations and research and development activities, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, including hazardous materials, biological specimens, chemicals and waste. The cost of compliance with these laws and regulations may become significant and could negatively affect our operating results. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of controlled materials comply with the standards prescribed by state and federal regulations, accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials may occur. In the event of such an occurrence, we could be held liable for any damages that result and any such liability could exceed our resources or any applicable insurance coverage we may have.
Risks Related to Our Common Stock
Our stock price is highly volatile, and our stock may lose all or a significant part of its value.
The market prices for securities of relevant testing companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the year ended December 31, 2023, our stock price ranged from $13.82 per share to $24.21 per share. In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•failure to achieve and sustain revenue growth or margins in our business;
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
•potential seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;
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
If we are unable to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, our results of operations, our stock price and investor confidence in us could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. Failure to have effective internal control over financial reporting and disclosure controls and procedures could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.
Although we determined that our internal controls over financing reporting were effective as of December 31, 2023, we may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation of these material weaknesses, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.
If we fail to maintain effective disclosure controls and procedures or internal control over financial reporting or remediate any future material weaknesses, you may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with the rules and regulations of the Securities and Exchange Commission. Any of these events could result in delisting actions by the Nasdaq Stock Market, investigation and sanctions by regulatory authorities, and stockholder investigations and lawsuits, in addition to adversely affecting our business and the trading price of our common stock.
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
•the inability of our stockholders to call a special meeting or act by written consent; and
•only our Board of Directors can fill vacancies on the Board.
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
From time to time, we may issue additional securities or sell common stock, convertible securities or other securities in one or more transactions at prices and in a manner we determine. For example, in November 2023, we sold approximately 7.4 million shares of our common stock in an underwritten public offering. We also plan to continue to grant equity awards that convert into shares of our common stock to employees and directors pursuant to our equity incentive plan. If we sell or issue common stock, convertible securities or other equity securities, or common stock is issued pursuant to equity incentive plans, holders of our common stock may be materially diluted. In addition, we may issue common stock or other equity securities in connection with an acquisition or other strategic transaction, which would cause dilution to our existing stockholders. New investors in such transactions could gain rights, preferences and privileges senior to those of holders of our common stock.
We do not intend to pay dividends so any returns will be limited to changes in the value of our common stock.
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
Increasing scrutiny and evolving expectations from regulators, business partners, investors, and other stakeholders with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
Companies across many industries are facing increasing scrutiny related to their ESG practices and disclosure. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. Any failure or perceived failure to accomplish or accurately track and report on our ESG initiatives on a timely basis or to meet stakeholder expectations could adversely affect our business, the willingness of our partners to do business with us, employee retention efforts, and our brand and reputation.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, during 2022, the SEC proposed rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board of Directors. Furthermore, changing laws and regulations and evolving stakeholder expectations may further increase our compliance and other costs necessary to meet those expectations. In addition, California has recently enacted climate disclosure laws that may require us to report on our greenhouse gas emissions, climate-related financial risks, and other climate-related matters. Furthermore, industry and market practices, as well as requirements of our business partners, may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends, stay competitive among our peers, and comply with such requirements, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations.

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the critical importance of maintaining the trust and confidence of patients, business partners, payors, clinical trial participants, and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our Board of Directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. We generally follow the HITRUST Common Security Framework in our cybersecurity policies, standards, processes, and practices.
To identify and assess material risks from cybersecurity threats, we maintain a cybersecurity risk management program that includes the identification, prioritization, and management of technical and non-technical risk to the confidentiality, integrity, or availability of patient, employee, clinical trial participant, payor, business partner, and company information. This program considers the risks associated with our industry and the technical and regulatory requirements related to the information systems and data involved. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process.
We have developed policies, standards, processes, and practices designed to protect our information systems and data from unauthorized access, cybersecurity attacks and other security incidents. The policies, standards, processes, and practices are implemented and enforced by dedicated IT and cybersecurity professionals. We utilize a variety of control measures and cybersecurity technologies that are designed to protect our availability of critical information systems and data, maintain regulatory compliance, assess, identify, and manage our material risks from cybersecurity threats, and protect against and respond to security incidents.

These controls and processes are reviewed periodically and include the following activities:
•we monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
•through our policies, practices, and contracts (as applicable), we require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•we utilize technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, virtual private networks (VPN), Web Application Firewalls (WAF), intrusion detection systems, antivirus and endpoint detection and response software, multi-factor authentication (MFA), data encryption, encrypted backups, vulnerability scanning and patching, email anti-phishing technology, malicious URL and IP filtering, application controls, USB control and threat intelligence services;
•our cybersecurity personnel include certified security professionals who are experienced in networks, computer systems, cloud cybersecurity, cybersecurity risk management, incident response, and security awareness training;
•we regularly test and monitor our cybersecurity defenses to ensure that they are effective; and
•we also conduct security awareness training for all employees to help them identify and mitigate cybersecurity risks.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security breaches, loss of data and other disruptions, including from cyberattacks, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation” which disclosures are incorporated by reference herein.
We did not experience any material cybersecurity incidents during the last fiscal year.
We have an incident response plan and processes in place for responding to cybersecurity incidents. The process includes steps to identify, contain, investigate, and remediate the impacts of the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation. The plan involves the participation of a security incident response team that includes our Chief Legal Officer, our Privacy Officer, and other senior leaders in finance, communication, human resources, and legal. The plan includes procedures to communicate the incident to management and customers as appropriate and to provide information as required to state and federal law enforcement and regulatory bodies.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to patient, payor, business partner, and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, our data, or our facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.
Cybersecurity Governance; Management
Role of the Board
Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. In general, our Audit and Finance Committee of our Board of Directors has primary responsibility for and oversight over cybersecurity threats and our information security management program and considers specific risks, including, for example, risk associated with our strategic plan and business operations. The Audit and Finance Committee receives regular reports from our Chief Technology Officer and Senior Vice President, Technology - Enterprise IT and Engineering, on, among other things, material cybersecurity threat risks or incidents and developments, assessments of our security program and overall security posture, our incident response plan, and initiatives to strengthen our information security systems and mitigate cybersecurity risks. The Audit and Finance Committee, including Rashmi Kumar, provides insights and guidance to management on cybersecurity related matters. Ms. Kumar, who currently serves as Senior Vice President, Chief Information Officer, of Medtronic plc, is a seasoned technology leader with extensive experience in cybersecurity and information technology matters. Management, along with the chair of the Audit and Finance Committee and Ms. Kumar, regularly report to the Board of Directors on cybersecurity risks and other related matters reviewed by the Audit and Finance Committee.

Role of Management
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Technology Officer, who is supported by our leaders in Information Technology, Information Security, and IT Security Compliance. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, our Chief Technology Officer and Senior Vice President, Technology - Enterprise IT and Engineering regularly report to our Audit and Finance Committee about cybersecurity threat risks, among other cybersecurity related matters.
Item 2.    PROPERTIES
Our corporate headquarters is located in west Salt Lake City, Utah. We lease approximately 137,000 square feet of laboratory space in Salt Lake City where our Oncology and Women's Health businesses are performed. We plan to transition these operations to our new west Salt Lake City facility, which has approximately 234,000 square feet of laboratory and office space, by the second half of 2025. The leases on our existing Salt Lake City facilities have remaining terms of two to fifteen years, expiring from 2025 through 2038, and provide for renewal options for up to ten additional years. In December 2023, we entered into certain lease termination agreements in which we and the landlord agreed, subject to certain conditions, to terminate or shorten the term of the leases for our laboratory facilities in Salt Lake City.
In South San Francisco, California, we currently lease a total of approximately 112,000 square feet. Of that amount, we lease approximately 49,000 square feet of laboratory space to perform testing for our Women's Health business. We plan to transition all of our operations from this legacy leased facility to our new building, the Walter Gilbert Research and Innovation Center, which has approximately 63,000 square feet of building space dedicated to administration, research and development, and a laboratory for our Women’s Health business. The lease on our legacy facility expires in 2025, by which time we expect to be fully transitioned into our new building. The leases on our South San Francisco facilities have remaining terms of two to ten years, expiring from 2025 through 2033, and provide for renewal options for up to ten additional years.
We also lease a space in Mason, Ohio, with approximately 24,000 total square feet, which will expire in August 2024. Our GeneSight test is performed at this location in a CLIA-certified laboratory.
We also lease several small office locations, including our manufacturing facility located in Cologne, Germany.
We believe that our existing facilities and equipment are well maintained and in good working condition. We continue to move our testing products to our next-generation sequencing platforms and our new laboratories in South San Francisco, California, and west Salt Lake City, Utah. We believe our current facilities will provide adequate testing capacity for the foreseeable future. For more information on our leased properties, see "Note 13-Leases in the Notes to Consolidated Financial Statements."
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
Stockholders
As of February 21, 2024, there were approximately 95 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees on their behalf.
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
Unregistered Sales of Securities
None.

Stock Performance Graph
The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2018 and ending on December 31, 2023 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Nasdaq Composite Index (IXIC) and the Nasdaq Health Care Index (IXHC) during such period. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The price of a share of common stock is based upon the closing price per share as quoted on the Nasdaq Global Select Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on December 31, 2018 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Myriad Genetics, Inc.	100.00	93.67	68.01	94.94	49.91	65.84
NASDAQ Composite Index (IXIC)	100.00	135.23	194.24	235.78	157.74	226.24
NASDAQ Health Care Index (IXHC)	100.00	125.83	163.63	157.82	125.58	133.80
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
Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of Management's Discussion and Analysis discusses year-to-year comparisons between the year ended December 31, 2023 and the year ended December 31, 2022. Discussions of comparisons between the year ended December 31, 2022 and the year ended December 31, 2021 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023. The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise noted, all of the financial information in this Annual Report on Form 10-K is consolidated financial information of the Company.
Overview
We are a leading genetic testing and precision medicine company dedicated to advancing health and well-being for all. We develop and offer genetic tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where genetic insights can significantly improve patient care and lower health care costs. Our genetic tests provide insights that help people take control of their health and enable healthcare providers to better detect, treat and prevent disease.
Personalized genetic data, digital, and virtual consumer trends are converging to change traditional models of care. We believe significant growth opportunities exist to help patient populations with pressing health care needs through innovative genetic and precision medicine solutions and services. Our focus is on innovation and growth in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Pharmacogenomics. The pillars of our long-term growth strategy are founded on investments in science and innovation, technology-enabled operations, an elevated customer experience, strong commercial execution, and scalable operations. We believe our path to continued growth is driven by articulating our clinical differentiation, raising awareness with patients who we believe would benefit from our testing products, and innovation that improves clinical outcomes, ease of use, and access. By investing in tech-enabled commercial tools, new laboratory facilities, advanced automation, and standardized processes and technology, we believe we will be able to reduce complexity and cost while enhancing our ability to scale and grow. We plan to expand some of our current products, such as our Foresight Universal Plus Test, which is an expanded carrier screening test that we anticipate launching in the second half of 2024. We also plan to launch new products, such as FirstGene, Precise Liquid, and Precise minimal residual disease, which we expect will help accelerate our growth. We intend to develop and enhance our products to support growth, improve patient and provider experience, and reach more patients of all backgrounds. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability.
Our consolidated revenues consist primarily of sales of tests through our wholly-owned subsidiaries. During the year ended December 31, 2023, we reported total revenues of $753.2 million, net loss attributable to our stockholders of $263.3 million and basic and diluted loss per share of $3.18.

Business Updates
During the year ended December 31, 2023, our significant business updates and financial highlights include the following:
•Testing volumes grew 35% year-over-year and 18% year-over-year excluding the contribution from our SneakPeek Early Gender DNA Test, driven by 24% growth in Pharmacogenomics, 17% growth in Hereditary Cancer, 15% growth in Prenatal, excluding the contribution from SneakPeek, and 2% growth in Tumor Profiling.
•Revenue growth of 11% year-over-year.
•Completed an underwritten public offering of our common stock in November 2023 in which we sold 7,441,176 shares of our common stock at a price of $17.00 per share, with proceeds of $117.6 million, net of offering expenses of $1.3 million and underwriting discounts.
•Achieved additional improvements amongst our tests and offerings, including an enhancement to the GeneSight test to personalize mental health medication treatment decisions based on smoking status, the addition of Folate Receptor Alpha test to Precise Oncology Solutions to expand treatment options for women living with ovarian cancer, the inclusion of breast density to MyRisk with RiskScore breast cancer risk treatment, and advancements in prostate cancer care with the addition of absolute risk reduction to Prolaris.
•Ranked among Best Large Workplaces in Health Care by Fortune and achieved a Great Place to Work® Certification for 2023.
•Entered into and announced partnerships and collaborations that we believe will provide additional value, insights, and opportunities, including (1) an expanded partnership with Illumina, Inc. to broaden access to, and availability of, oncology HRD testing in the United States, (2) a collaboration with Memorial Sloan Kettering Cancer Center to study the use of minimal residual disease testing in breast cancer, (3) a research collaboration with the University of Texas MD Anderson Cancer Center related to our minimal residual disease testing platform, (4) a collaboration with SimonMed® Imaging to launch a new hereditary cancer assessment program that combines diagnostic imaging, genetic risk assessment utilizing MyRisk with RiskScore and patient education, and (5) a partnership with Onsite Women's Health to help more women understand breast cancer risk.
Seasonality
We have historically experienced seasonality in our testing business. In the quarter ended March 31 we typically experience a decrease in volumes due to the annual reset of patient deductibles. Additionally, the volume of testing is typically negatively impacted by the summer season, which is generally reflected in the quarter ended September 30. Conversely, the quarter ended December 31 is generally strong as we typically experience an increase in volumes from patients who have met their annual insurance deductible. In the fiscal year ended December 31, 2023, we did not experience seasonality to the same extent we have in prior years. For example, in the quarter ended September 30, 2023, we did not see the customary impact from the summer season as volumes decreased less than one percent in comparison to the quarter ended June 30, 2023. Historical patterns of seasonality may not continue in future years.
Components of Consolidated Operations
Revenue
Testing. Our tests are designed to analyze genes and their expression levels to assess an individual’s risk for developing disease, determine a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression, identify factors which could lead to serious conditions in pregnancy, or provide other prenatal insights. Revenue is recognized when the communication of test results has occurred.
Other. On July 1, 2021, we divested Myriad RBM, Inc., which provided biomarker discovery, pharmaceutical and clinical services to the pharmaceutical, biotechnology, and medical research industries utilizing multiplexed immunoassay technology. As a result, we ceased providing pharmaceutical and clinical services as of that date and no longer generate revenue from these services. Revenue for these services was recognized at the completion of the pharmaceutical and clinical services.

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
Legal Settlements. Legal settlements related to litigation. For more information, see "Note 12–Commitments and Contingencies in the Notes to Consolidated Financial Statements."
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

Results of Operations
Revenue

	Years Ended December 31,		Change	% of Total Revenue
(In millions)	2023	2022		2023	2022
Testing revenue:
Hereditary Cancer	$327.8	$305.5	$22.3	44%	45%
Tumor Profiling	135.6	128.6	7.0	18%	19%
Prenatal	151.3	116.4	34.9	20%	17%
Pharmacogenomics	138.5	127.6	10.9	18%	18%
Other	—	0.3	(0.3)	—%	—%
Total revenue	$753.2	$678.4	$74.8	100%	100%
Test revenues for the year ended December 31, 2023 increased $74.8 million compared to the prior year due to an increase in testing volume across the majority of our products, partially offset by a decline in the average revenue per test. For the year ended December 31, 2023, we recorded $7.2 million of revenue as a result of a change of estimate related to previously delivered tests, as compared to the year ended December 31, 2022, in which we recorded $22.1 million of revenue as a result of a change of estimate related to previously delivered tests.
Prenatal revenues increased $34.9 million due primarily to a 15% increase in volumes excluding SneakPeek, and additional revenue from SneakPeek of $17.8 million. As the Gateway acquisition occurred on November 1, 2022, there were no corresponding SneakPeek revenues for the majority of the prior year. Hereditary Cancer revenues increased $22.3 million due to a 17% increase in testing volume, partially offset by a 8% decrease in the average revenue per test. Revenue from Pharmacogenomics increased $10.9 million compared to the prior year due primarily to a 24% increase in volume, partially offset by a 12% decrease in the average revenue per test. Tumor Profiling revenues increased $7.0 million primarily due to an increase of $12.8 million in revenue for Prolaris, partially offset by a $7.3 million decrease in revenue from MyChoice CDx. These changes were driven by an increase in testing volume of 11% and an increase in average revenue per test of 8% for Prolaris and a 19% decrease in volume for MyChoice CDx, respectively.
Cost of Sales

	Years Ended December 31,		Change
(in millions)	2023	2022
Cost of testing revenue	$236.2	$202.0	$34.2
Cost of testing revenue as a % of revenue	31.4%	29.8%
Cost of testing revenue for the year ended December 31, 2023 increased $34.2 million compared to the prior year due primarily to an increase in volumes, with the most significant increases in Hereditary Cancer and Pharmacogenomics. In addition, cost of testing revenue increased $10.2 million as compared to the prior year due to the acquisition of Gateway and the associated SneakPeek product. The cost of testing revenue as a percentage of revenue increased from 29.8% to 31.4% during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due in part to the decline in revenue per unit exceeding the decline in the cost per unit.
Research and Development Expense

	Years Ended December 31,		Change
(in millions)	2023	2022
Research and development expense	$88.7	$85.4	$3.3
Research and development expense as a % of total revenue	11.8%	12.6%
Research and development expense for the year ended December 31, 2023 increased by $3.3 million compared to the prior year primarily due to an increase in the average compensation expense per employee and clinical trial expenses, partially offset by a decrease in information technology related costs and certain laboratory expenses, such as a decrease in the consumption of reagents, as compared to the prior year.

Selling, General, and Administrative Expense

	Years Ended December 31,		Change
(in millions)	2023	2022
Selling, general, and administrative expense	$572.9	$514.7	$58.2
Selling, general, and administrative expense as a % of total revenue	76.1%	75.9%
Selling, general, and administrative expense increased by $58.2 million for the year ended December 31, 2023 compared to the prior year due primarily to a $38.8 million increase in compensation costs driven by increases in the average cost per employee, commission expense due to increases in testing volume, and bonus expense, a $16.2 million increase in general legal expenses due in part to the previous year's legal expenses being offset by the receipt of $12.0 million from insurers in the prior year to offset certain legal expenses, and a $5.7 million increase in facility costs, partially offset by a $16.4 million decrease in consulting costs in the current year. In addition, in connection with the decision to cease the use of our previous corporate headquarters, we recognized a $7.7 million loss on termination of the lease and $5.7 million of accelerated depreciation for certain leasehold improvements and equipment.
Legal Settlements

	Years Ended December 31,		Change
(in millions)	2023	2022
Legal settlements	$112.8	$—	$112.8
Legal settlements as a % of total revenue	15.0%	—%
Legal settlements increased for the year ended December 31, 2023 compared to the prior year due to $112.8 million accruals related to legal settlements, including $77.5 million related to the class action settlement and $34.0 million in connection with the Ravgen settlement. For more information, see "Note 12–Commitments and Contingencies in the Notes to Consolidated Financial Statements." There were no corresponding legal settlement amounts incurred in the prior year.
Goodwill and Long-lived Asset Impairment Charges

	Years Ended December 31,		Change
(in millions)	2023	2022
Goodwill and long-lived asset impairment charges	$—	$16.9	$(16.9)
Goodwill and long-lived asset impairment charges as a % of total revenue	—%	2.5%
Goodwill and long-lived asset impairment charges decreased for the year ended December 31, 2023 compared to the prior year primarily due to the Company recognizing a $13.0 million impairment to ROU assets and a $3.9 million impairment to the related leasehold improvements in the prior year as a result of our decision to no longer use certain leased facilities in order to consolidate space. There were no corresponding impairment charges in the current year.
Other Income (Expense)

	Years Ended December 31,		Change
(in millions)	2023	2022
Interest income	$2.5	$2.6	$(0.1)
Interest expense	(2.9)	(3.2)	0.3
Other	(4.4)	0.6	(5.0)
Other income (expense)	$(4.8)	$—	$(4.8)
Other income (expense) decreased for the year ended December 31, 2023 compared to the prior year due primarily to a foreign currency loss of $3.4 million and a $1.5 million loss on the sale of investment securities in the current year. Losses on foreign currency and sales of investment securities were insignificant in the prior year.

Income Tax Expense (Benefit)

	Years Ended December 31,		Change
(in millions)	2023	2022
Income tax expense (benefit)	$1.1	$(28.6)	$29.7
Effective tax rate	0.4%	(20.3)%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax expense for the year ended December 31, 2023 was $1.1 million, and our effective tax rate was 0.4%. For the year ended December 31, 2023, our effective tax rate differs from the U.S. federal statutory rate primarily due to the change in valuation allowance. For the year ended December 31, 2022, our effective tax rate differs from the U.S. federal statutory rate primarily due to disallowed executive compensation expenses, stock compensation, change in valuation allowance, and research and development credits.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash, cash equivalents and marketable investment securities, our cash flows from operations, and, in certain circumstances as discussed below, amounts available for borrowing under our ABL Facility. As of December 31, 2023, we had cash, cash equivalents and marketable investment securities of $140.9 million and availability under the ABL Facility was $40.7 million, subject to the minimum availability requirement under the ABL Facility. In 2023, our sources of liquidity also included $117.6 million from an underwritten public offering of our common stock, as further discussed below. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology and acquisitions. We believe that investing organically through research and development and new product development or acquisitively to support our business strategy provides the best return on invested capital.
Our ABL Facility has a total maximum principal commitment of $115.0 million. The ABL Facility requires that we and our subsidiaries guaranteeing the indebtedness, on a consolidated basis, maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. As of December 31, 2023, we had $40.0 million outstanding under the ABL Facility and availability under the ABL Facility was $40.7 million, subject to the minimum availability requirement under the ABL Facility.
During November 2023, we completed an underwritten public offering of our common stock in which we sold 7,441,176 shares of our common stock at a price of $17.00 per share for proceeds of $117.6 million, net of offering expenses of $1.3 million and underwriting discounts. The proceeds from the offering were utilized to pay the remaining $57.5 million of the securities class action settlement, with the remainder being used for working capital and general corporate purposes.
We believe that our existing capital resources will be sufficient to meet our projected operating requirements for at least the next 12 months. Our available capital resources, however, may be consumed more rapidly than currently expected, or may be insufficient for our business needs for many reasons, including as a result of our operational cash needs, capital expenditures, and litigation related costs not covered by, or above the limits set forth in, our insurance. In addition, we are subject to covenants under our ABL Facility which could limit our ability to incur additional indebtedness or impact our ability to pursue other financing. If we do not generate sufficient cash from operations, if our capital resources are consumed more rapidly than expected, or if we no longer have access to additional funds under our ABL Facility and we are unable to secure additional funds on acceptable terms, or at all, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations; or delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.

From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods. In February 2022, we entered into a non-cancelable operating lease for approximately 230,000 square feet in west Salt Lake City, Utah. The lease has a term of 15 years, which commenced in the fourth quarter of 2023. Total future rent payments under the lease are approximately $79.6 million. We also entered into a non-cancelable operating lease for approximately 63,000 square feet of leased space in South San Francisco, California. The lease has a term of 10 years and, along with rent payments, commenced in the second quarter of 2023. Total future rent payments under the lease are approximately $56.7 million.
Because of the technical nature of our business and our focus on science, research, and development, we are highly dependent upon our ability to attract and retain highly qualified and experienced management, scientific, and technical personnel. Loss of the services of or failure to recruit additional key management, scientific, and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our business, and it may have a material adverse effect on our business as a whole. Additionally, disruptions to our supply chain could cause shortages of critical materials required to conduct our business, which may have a material adverse effect on our business as a whole. In addition, inflation has had, and may continue to have, an impact on the costs we incur to attract and retain qualified personnel, costs to generate sales and produce testing results, and costs of laboratory supplies.
The following table represents the balances of cash, cash equivalents, and marketable investment securities as of December 31, 2023 and 2022:

	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$132.1	$56.9
Marketable investment securities	8.8	58.0
Long-term marketable investment securities	—	54.8
Cash, cash equivalents and marketable investment securities	$140.9	$169.7
The decrease in cash, cash equivalents, and marketable investment securities as of December 31, 2023 compared to December 31, 2022 was primarily driven by $110.9 million in cash used by operations, which included legal settlement payments of $82.8 million, as well as $63.2 million in cash used for capital expenditures, and $2.8 million in cash used for the payment of withholding tax in connection with the issuance of common stock, net of proceeds from the issuance of common stock, which were partially offset by $117.6 million in proceeds from our underwritten public offering of common stock in November 2023, net of offering expenses, and proceeds from the ABL Facility of $38.3 million in the current year. The decrease in marketable investment securities as of December 31, 2023 as compared to the prior year was primarily driven by sales of marketable investment securities to fund operations in the current year, with total proceeds from maturities and sales of marketable investment securities in the current year of $105.2 million.
The following table represents the condensed cash flow statement:

	Years Ended December 31,
(in millions)	2023	2022

Cash flows used in operating activities	$(110.9)	$(106.3)
Cash flows provided by (used in) investing activities	31.9	(77.5)
Cash flows provided by (used in) financing activities	152.9	(8.0)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.6	(0.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	74.5	(192.4)
Cash, cash equivalents, and restricted cash at the beginning of the period	66.4	258.8
Cash, cash equivalents, and restricted cash at the end of the period	$140.9	$66.4

Cash Flows from Operating Activities
The amount of cash flows used in operating activities was largely consistent for the years ended December 31, 2023 and December 31, 2022. For the year ended December 31, 2023, we paid approximately $32.8 million more in legal settlements compared to the prior year. This change was largely offset by an improvement in core operations driven by an increase in revenues due to the growth in volumes and a decrease in expenses as a percentage of revenue when excluding the legal settlement costs.
Cash Flows from Investing Activities
The increase in cash flows provided by investing activities for the year ended December 31, 2023 as compared to the prior year was primarily due to an $80.2 million increase in net proceeds from marketable investment securities in the current year and the acquisition of Gateway, net of cash acquired, for $57.2 million in the prior year, partially offset by a $28.0 million increase in capital expenditures and capitalization of internal-use software costs in the current period.
Cash Flows from Financing Activities
The increase in cash flows provided by financing activities as compared to the prior year was primarily due to proceeds from an underwritten public offering of common stock of $117.6 million, net of offering expenses and underwriting discounts, and net proceeds from the ABL Facility of $38.3 million in the current year.
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
Cash collections for certain tests delivered may differ from rates estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third-party payors. As a result of this new information, we update our estimate of the amounts to be recognized for previously delivered tests. During the year ended December 31, 2023, we recognized $7.2 million in revenue, which resulted in a $0.07 impact to loss per share for tests in which the performance obligation of delivering the test results was met in prior periods. The changes were primarily driven by changes in the estimated transaction price. During the year ended December 31, 2022, we recognized $22.1 million in revenue, which resulted in a $0.21 impact to loss per share for tests in which the performance obligation of delivering the test results was met in prior periods.
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
As of December 31, 2023, we have recorded goodwill of $287.4 million on our Consolidated Balance Sheets. This goodwill is attributable to the Pharmacogenomics, Myriad International, Myriad Women's Health, and Gateway reporting units. We qualitatively evaluated our reporting units for impairment. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, revenue growth rates, current and financial performance, other factors that would have a negative effect on earnings and cash flows, and other relevant entity-specific events and information. Significant judgment is required in assessing the weight of the qualitative factors. We noted no indicators of impairment during the year ended December 31, 2023.

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
We are exposed to interest rate risk primarily through borrowings under our ABL Facility. Our ABL Facility has a variable interest rate based on either the Prime Rate, the NYFRB Rate, or the Secured Overnight Financing Rate ("SOFR"). An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by $0.4 million based on our $40.0 million debt outstanding on our ABL Facility as of December 31, 2023.
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 10% of our revenues are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenues. Although we also have certain operations denominated in Euros, Swiss francs, and British pounds, among other currencies, those operations are subject to less overall market risk due to the revenue and expenses being denominated in the same currency. During the year ended December 31, 2023, our revenues were not materially impacted by foreign currency fluctuations but may be in the future. We do not currently utilize hedging strategies to mitigate foreign currency risk.
We maintain an investment portfolio in accordance with our written investment policy. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investments consist of debt securities of various types and maturities of one year or less and are classified as available-for-sale.
Although our investment policy guidelines are intended to ensure the preservation of principal, market conditions can result in high levels of uncertainty. Our ability to trade or redeem the securities in which we invest, including certain corporate bonds, may become difficult. Valuation and pricing of these securities can also become variable and subject to uncertainty. As of December 31, 2023, the unrealized losses in our investment portfolio were determined to be immaterial. We do not utilize derivative financial instruments to manage our interest rate risks.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MYRIAD GENETICS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Myriad Genetics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

Measurement of testing revenue

Description of the Matter
During the year ended December 31, 2023, the Company’s testing revenue was $753.2 million. As discussed in Note 1 of the consolidated financial statements, management estimates the expected amount of consideration to be received as testing revenue and revenue is recognized when the performance obligation is complete. Auditing the measurement of the Company’s testing revenue was complex and judgmental due to the significant estimation required in determining the amount that will be collected for each test. In particular, the estimate of revenue is affected by assumptions related to payors such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collection from third-party payors.

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
Salt Lake City, UT
February 28, 2024

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$132.1	$56.9
Marketable investment securities	8.8	58.0
Trade accounts receivable	114.3	101.6
Inventory	22.0	20.1
Prepaid taxes	17.0	17.6
Prepaid expenses and other current assets	19.4	20.4
Total current assets	313.6	274.6
Operating lease right-of-use assets	61.6	103.9
Long-term marketable investment securities	—	54.8
Property, plant and equipment, net	119.0	83.4
Intangibles, net	349.5	379.7
Goodwill	287.4	286.8
Other assets	15.4	15.5
Total assets	$1,146.5	$1,198.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25.8	$28.8
Accrued liabilities	113.9	94.3
Current maturities of operating lease liabilities	16.2	14.1
Total current liabilities	155.9	137.2
Unrecognized tax benefits	30.2	26.8
Long-term debt	38.5	—
Noncurrent operating lease liabilities	97.4	130.9
Other long-term liabilities	41.3	18.0
Total liabilities	363.3	312.9
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 89.9 and 81.2 shares outstanding at December 31, 2023 and 2022, respectively	0.9	0.8
Additional paid-in capital	1,415.5	1,260.1
Accumulated other comprehensive loss	(3.7)	(8.9)
Accumulated deficit	(629.5)	(366.2)
Total stockholders' equity	783.2	885.8
Total liabilities and stockholders’ equity	$1,146.5	$1,198.7
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Testing revenue	$753.2	$678.4	$666.4
Other revenue	—	—	24.2
Total revenue	753.2	678.4	690.6
Costs and expenses:
Cost of testing revenue	236.2	202.0	185.7
Cost of other revenue	—	—	11.9
Research and development expense	88.7	85.4	81.9
Selling, general, and administrative expense	572.9	514.7	537.8
Legal settlements	112.8	—	62.0
Goodwill and long-lived asset impairment charges	—	16.9	1.8
Total costs and expenses	1,010.6	819.0	881.1
Operating loss	(257.4)	(140.6)	(190.5)
Other income (expense):
Interest income	2.5	2.6	0.7
Interest expense	(2.9)	(3.2)	(6.6)
Other	(4.4)	0.6	139.3
Total other income (expense)	(4.8)	—	133.4
Loss before income tax	(262.2)	(140.6)	(57.1)
Income tax expense (benefit)	1.1	(28.6)	(29.9)
Net loss	$(263.3)	$(112.0)	$(27.2)
Net loss per share:
Basic and diluted	$(3.18)	$(1.39)	$(0.35)
Weighted average shares outstanding:
Basic and diluted	82.8	80.6	78.0
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net loss attributable to Myriad Genetics, Inc. stockholders	$(263.3)	$(112.0)	$(27.2)
Change in unrealized loss on available-for-sale securities, net of tax	1.2	(2.5)	(1.0)
Change in foreign currency translation adjustment, net of tax	2.1	(1.3)	(1.8)
Reclassification adjustments for losses included in net loss, net of tax	1.5	—	—
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity, net of tax	0.4	—	—
Comprehensive loss	$(258.1)	$(115.8)	$(30.0)
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2020	$0.8	$1,109.5	$(2.3)	$(227.0)	$881.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	80.3	—	—	80.3
Stock-based payment expense	—	36.5	—	—	36.5
Net loss	—	—	—	(27.2)	(27.2)
Other comprehensive loss, net of tax	—	—	(2.8)	—	(2.8)
BALANCES AT DECEMBER 31, 2021	$0.8	$1,226.3	$(5.1)	$(254.2)	$967.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.3)	—	—	(4.3)
Stock-based payment expense	—	38.1	—	—	38.1
Net loss	—	—	—	(112.0)	(112.0)
Other comprehensive loss, net of tax	—	—	(3.8)	—	(3.8)
BALANCES AT DECEMBER 31, 2022	$0.8	$1,260.1	$(8.9)	$(366.2)	$885.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(2.8)	—	—	(2.8)
Issuance of common stock for public offering, net	0.1	117.5	—	—	117.6
Stock-based payment expense	—	40.7	—	—	40.7
Net loss	—	—	—	(263.3)	(263.3)
Other comprehensive income, net of tax	—	—	5.2	—	5.2
BALANCES AT DECEMBER 31, 2023	$0.9	$1,415.5	$(3.7)	$(629.5)	$783.2
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Myriad Genetics, Inc. stockholders	$(263.3)	$(112.0)	$(27.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	61.9	52.7	62.8
Non-cash lease expense	11.3	11.7	12.8
Loss on termination of lease	7.7	—	—
Stock-based compensation expense	40.7	38.1	36.3
Deferred income taxes	(4.0)	(30.8)	(32.1)
Unrecognized tax benefits	3.4	(1.1)	(2.6)
Net realized losses on marketable investment securities	1.5	—	—
Loss on inventory	—	—	6.5
Impairment of goodwill and long-lived assets	—	16.9	1.8
Gain on sale of businesses and assets	—	—	(162.0)
Other non-cash adjustments	2.9	1.7	1.5
Changes in assets and liabilities:
Prepaid expenses and other current assets	0.2	1.6	(6.6)
Trade accounts receivable	(12.5)	(10.3)	(8.8)
Inventory	(1.8)	(2.9)	1.6
Prepaid taxes	0.7	0.7	89.9
Other assets	0.6	(0.9)	(3.6)
Tenant improvement allowance received	16.3	18.0	—
Accounts payable	(3.7)	(3.5)	9.2
Accrued liabilities	27.4	(81.2)	65.7
Deferred revenue	(0.2)	(5.0)	(26.6)
Net cash provided by (used in) operating activities	(110.9)	(106.3)	18.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63.2)	(45.3)	(18.0)
Capitalization of internal-use software costs	(10.1)	—	—
Acquisitions, net of cash acquired	—	(57.2)	—
Proceeds from sale of business and assets	—	—	379.1
Purchases of marketable investment securities	—	(103.2)	(147.8)
Proceeds from maturities and sales of marketable investment securities	105.2	128.2	61.1
Net cash provided by (used in) investing activities	31.9	(77.5)	274.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	6.0	6.3	91.8
Payment of tax withheld for common stock issued under stock-based compensation plans	(8.8)	(10.6)	(11.5)
Proceeds from underwritten public offering, net of costs and discounts	117.6	—	—
Proceeds from revolving credit facility	80.0	—	—
Fees associated with issuance and refinancing of revolving credit facility	(1.7)	(0.7)	(1.2)
Repayment of revolving credit facility	(40.0)	—	(226.4)
Payment of contingent consideration recognized at acquisition	—	(3.0)	(3.3)
Payment on finance leases	(0.2)	—	—
Net cash provided by (used in) financing activities	152.9	(8.0)	(150.6)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.6	(0.6)	(0.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	74.5	(192.4)	141.8
Cash, cash equivalents, and restricted cash at beginning of the period	66.4	258.8	117.0
Cash, cash equivalents, and restricted cash at end of the period	$140.9	$66.4	$258.8
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition estimates for the average expected reimbursement per test, valuation allowances for deferred income tax assets, our incremental borrowing rates used to calculate our lease balances, certain accrued liabilities, stock-based compensation, purchase accounting, and impairment analysis of goodwill and long-lived assets. Actual results could differ from those estimates.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications have no impact on the total assets, total liabilities, stockholders' equity, or cash flows from operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related health care programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented approximately 12%, 14%, and 17% of total revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. The Company has only one payor that accounted for more than 10% of accounts receivable at December 31, 2023. The balance of accounts receivable from the payor represented 12% of the total accounts receivable balance as of December 31, 2023. No payor accounted for more than 10% of accounts receivable at December 31, 2022. The Company does not require collateral from its customers.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents primarily consist of cash and money market deposits with financial institutions.

Restricted Cash
In certain circumstances, the Company is required to maintain cash deposits with certain banks with respect to contractual or other legal obligations, and therefore the use of these cash deposits for general operational purposes is restricted. As of December 31, 2023, restricted cash was approximately $8.8 million, of which $1.2 million was recognized as a current asset and $7.6 million was recognized as a long-term asset. As of December 31, 2022, restricted cash was approximately $9.5 million, of which $2.0 million was recognized as a current asset and $7.5 million was recognized as a long-term asset. The restricted cash amounts are largely comprised of cash held in escrow related to the Company's acquisition of Gateway Genomics, LLC ("Gateway"), which occurred during the year ended December 31, 2022. The current and long-term portions are included in Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets that agrees to the amounts included in the Consolidated Statement of Cash Flows.

	December 31,
(in millions)	2023	2022	2021
Cash and cash equivalents	$132.1	$56.9	$257.4
Restricted cash	8.8	9.5	1.4
Total cash, cash equivalents, and restricted cash	$140.9	$66.4	$258.8
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
A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against Other income (expense) when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2023, 2022, and 2021.
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
Leases
The Company acts as the lessee in its lease agreements, which primarily include operating leases for corporate offices, laboratory space, warehouse space, vehicles and certain laboratory and office equipment.
The Company determines whether an arrangement is, or contains, a lease at inception and whether the lease should be classified as a finance or operating lease. For all leases, the Company records the present value of lease payments as right-of-use (“ROU”) assets and lease liabilities on the Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments based on the present value of lease payments over the lease term. Classification of lease liabilities as either current or non-current is based on the expected timing of payments due under the Company’s obligations.
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
Operating leases are included in Operating lease right-of-use assets, Current maturities of operating lease liabilities, and Noncurrent operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in Other assets, Accrued liabilities, and Other long-term liabilities in the Consolidated Balance Sheets.
Intangible Assets
Intangible assets are comprised of acquired licenses and technology. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life. The Company capitalizes certain costs incurred to develop internal-use software. Implementation and development costs for internal-use software are capitalized as part of Intangible Assets in the Consolidated Balance Sheets. After the implementation of the internal-use software, the capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the post implementation stage of the project are expensed as incurred. As of December 31, 2023, the Company had unamortized internal-use software costs of $11.9 million. For the years ended December 31, 2023, 2022, and 2021 amortization expense for these capitalized software costs was insignificant.

Other Long-Lived Assets
The Company continually reviews and monitors long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company capitalizes certain costs incurred to develop internal-use technology, including certain implementation costs incurred in cloud computing arrangements and hosting arrangements. The Company's cloud computing arrangements or hosting arrangements are primarily service contracts related to information technology. Implementation and development costs for internal-use technology are capitalized as part of Other assets in the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the Company had unamortized internal-use technology costs of $4.6 million and $7.1 million, respectively, within Other assets. For the years ended December 31, 2023, 2022 and 2021, amortization expense for these capitalized internal-use technology was insignificant.
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

Revenue Recognition
The Company primarily generates revenue by performing genetic testing. Testing revenues are primarily derived from the following categories of products: Hereditary Cancer (MyRisk, BRACAnalysis, BRACAnalysis CDx), Tumor Profiling (MyChoice CDx, Prolaris, and EndoPredict), Prenatal (Foresight, Prequel, and SneakPeek), and Pharmacogenomics (GeneSight). The Company previously provided pharmaceutical and clinical services prior to the sale of Myriad RBM, Inc. in July 2021. Prior to the sale of the Myriad myPath, LLC laboratory in May 2021 and the Myriad Autoimmune business in September 2021, the associated revenue from such businesses was included within Testing revenues. See Note 17 for a discussion of these divestitures. Revenue is recorded at the estimated transaction price. The Company has determined that the communication of test results or the completion of pharmaceutical and clinical services indicates transfer of control for revenue recognition purposes.
The following table presents detail regarding the composition of the Company’s total revenue by product type for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(In millions)	2023	2022	2021
Testing revenues:
Hereditary Cancer	$327.8	$305.5	$316.3
Tumor Profiling	135.6	128.6	120.9
Prenatal	151.3	116.4	106.8
Pharmacogenomics	138.5	127.6	93.7
Autoimmune	—	0.3	28.2
Other	—	—	0.5
Total testing revenue	753.2	678.4	666.4
Other revenue	—	—	24.2
Total revenue	$753.2	$678.4	$690.6
In addition, the following tables reconcile revenue by geographical region, either U.S. or rest of world ("RoW"), to total revenue:

	Years Ended December 31,
	2023			2022			2021
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$280.5	$47.3	$327.8	$263.5	$42.0	$305.5	$271.0	$45.3	$316.3
Tumor Profiling	102.1	33.5	135.6	84.5	44.1	128.6	80.4	40.5	120.9
Prenatal	150.6	0.7	151.3	115.6	0.8	116.4	106.2	0.6	106.8
Pharmacogenomics	138.5	—	138.5	127.6	—	127.6	93.7	—	93.7
Autoimmune	—	—	—	0.3	—	0.3	28.2	—	28.2
Other	—	—	—	—	—	—	—	0.5	0.5
Total testing revenue	671.7	81.5	753.2	591.5	86.9	678.4	579.5	86.9	666.4
Other revenue	—	—	—	—	—	—	24.2	—	24.2
Total revenue	$671.7	$81.5	$753.2	$591.5	$86.9	$678.4	$603.7	$86.9	$690.6

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company performs its obligation under a contract with a customer by processing tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company's performance of its contractual obligations. When this occurs, the Company records a contract liability as Deferred revenue, which is included in Accrued liabilities in the Consolidated Balance Sheets. A reconciliation of the beginning and ending balances of deferred revenue is shown in the table below:

	Years Ended December 31,
(in millions)	2023	2022	2021
Deferred revenue - beginning balance	$0.6	$5.2	$32.7
Revenue recognized	(0.5)	(4.9)	(40.5)
Prepayments	0.4	0.3	14.0
Divestitures	—	—	(1.0)
Deferred revenue - ending balance	$0.5	$0.6	$5.2
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
Cash collections for certain tests delivered may differ from rates estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third-party payors. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the year ended December 31, 2023, the Company recognized $7.2 million in revenue, which resulted in a $0.07 impact to loss per share for tests in which the performance obligation of delivering the test results was met in prior periods. During the year ended December 31, 2022, the Company recognized $22.1 million in revenue which resulted in a $0.21 impact to loss per share for tests in which the performance obligation of delivering the test results was met in prior periods. During the year ended December 31, 2021, the Company recognized $15.9 million in revenue which resulted in a $0.15 impact to loss per share for tests in which the performance obligation of delivering the test results was met in prior periods. Additionally, during the year ended December 31, 2021, revenue of $6.8 million was recognized due to expanded coverage for the Company's Prolaris test, for which revenue was fully constrained in a prior period. The changes for all periods presented were primarily driven by changes in the estimated transaction price.
In accordance with ASC 606, the Company has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for sales tax, value added tax, and certain other taxes.

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
Stock-based Payment Expense
We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with ASC 718, Compensation – Stock Compensation ("ASC 718"). Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. Compensation cost for awards with only service conditions are recognized on a straight-line basis over the requisite service period. The fair value of restricted stock units (RSUs) and performance restricted stock units (PSUs) that do not have market conditions is based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. The fair value of PSU awards that have market conditions is determined using the Monte Carlo Method. For PSUs, the Company estimates the likelihood of achievement of the performance conditions at the end of each period. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur. The fair value of shares issued under the Company's Employee Stock Purchase Plan is calculated using the Black-Scholes option-pricing model, based on assumptions including the risk-free interest rate, expected life, expected dividend yield and expected volatility. The average risk-free interest rate is determined using the U.S. Treasury rate. We determine the expected life based on the offering period of the Employee Stock Purchase Plan. The expected volatility is determined using the weighted average of daily historical volatility of the price of the Company's common stock.
Other Income (Expense)
The Company recognizes the gain or loss on its divestitures as Other income (expense) in the Consolidated Statement of Operations. See Note 17 for additional information regarding these divestitures.
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Years Ended December 31,
(in millions)	2023	2022	2021
Denominator:
Weighted-average shares outstanding used to compute basic EPS	82.8	80.6	78.0
Effect of dilutive stock options and RSUs	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	82.8	80.6	78.0
Certain outstanding options and RSUs were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Anti-dilutive options and RSUs excluded from EPS computation	5.1	4.4	4.5
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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss (in millions):

Ending balance December 31, 2022	$(6.2)
Period translation adjustments	2.1
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity	0.4
Ending balance December 31, 2023	$(3.7)
During the years ended December 31, 2023 and 2022, the Company recognized a gain (loss) related to foreign currency of $(3.4) million and $0.2 million, respectively, which is included in Other in the Consolidated Statements of Operations.
Recent Accounting Pronouncements
In November 2023, the FASB issued accounting standards update ("ASU") 2023-07, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning after December 15, 2023 and for interim periods within fiscal years December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information on the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.
2.    MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for debt securities classified as available-for-sale securities by major security type and class of security at December 31, 2023 and December 31, 2022 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2023:
Cash and cash equivalents:
Cash	$129.9	$—	$—	$129.9
Cash equivalents	2.2	—	—	2.2
Total cash and cash equivalents	132.1	—	—	132.1
Available-for-sale:
Corporate bonds and notes	8.4	—	(0.1)	8.3
Municipal bonds	0.5	—	—	0.5
Total	$141.0	$—	$(0.1)	$140.9

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2022:
Cash and cash equivalents:
Cash	$53.6	$—	$—	$53.6
Cash equivalents	3.3	—	—	3.3
Total cash and cash equivalents	56.9	—	—	56.9
Available-for-sale:
Corporate bonds and notes	66.7	—	(1.6)	65.1
Municipal bonds	16.3	—	(0.3)	16.0
Federal agency issues	20.7	—	(0.7)	20.0
U.S. government securities	11.8	—	(0.1)	11.7
Total	$172.4	$—	$(2.7)	$169.7
Cash, cash equivalents, and maturities of debt securities classified as available-for-sale were as follows at December 31, 2023:

(in millions)	Amortized cost	Estimated fair value
Cash	$129.9	$129.9
Cash equivalents	2.2	2.2
Available-for-sale:
Due within one year	8.9	8.8
Total	$141.0	$140.9

During the years ended December 31, 2023, 2022, and 2021, the Company sold $90.4 million, $28.4 million, and $8.3 million of investments, respectively. The cost of the available for sale security sold was determined using the specific-identification method. The amount of gross realized gains and realized losses upon sales of investments was $1.5 million for the year ended December 31, 2023 and was insignificant for the years ended December 31, 2022 and 2021. As of December 31, 2023, the Company had 7 available-for-sale debt securities in a gross unrealized loss position of $0.1 million, with a fair market value of $8.8 million. As of December 31, 2022, the Company had 118 available-for-sale debt securities in a gross unrealized loss position of $2.7 million, with a fair market value of $111.6 million. As of December 31, 2023 and 2022, the expected losses were determined to be immaterial and as such, the Company did not record an allowance for credit losses. The Company does not intend to sell these available-for-sale debt securities, and it is not more likely than not that it will be required to sell these securities prior to recovery of their amortized cost basis. Additional information relating to fair value of marketable investment securities can be found in Note 3.
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
Level 3—unobservable inputs.
All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, the Company uses a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration related to the acquisitions of Sividon Diagnostics GmbH ("Sividon") and Gateway, the Company reassesses the fair value of each expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected contingent consideration liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement periods of approximately 11.5 and 1.3 years for Sividon and Gateway, respectively, utilizing various potential pay-out scenarios. During the year ended December 31, 2023, the previously recognized contingent consideration liability related to the acquisition of Gateway, which was $2.1 million as of December 31, 2022, was released due to the revised forecasts and the results of the Monte Carlo valuation. Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business. The contingent consideration liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. Changes to contingent consideration liabilities are reflected in Selling, general, and administrative expense in the Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.
The fair value of the Company’s long-term debt, which it considers a Level 2 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements. The fair value of the Company’s long-term debt is estimated to be $39.7 million at December 31, 2023.

The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Money market funds (a)	$2.2	$—	$—	$2.2
Corporate bonds and notes	—	8.3	—	8.3
Municipal bonds	—	0.5	—	0.5
Contingent consideration	—	—	(5.4)	(5.4)
Total	$2.2	$8.8	$(5.4)	$5.6

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Money market funds (a)	$3.3	$—	$—	$3.3
Corporate bonds and notes	—	65.1	—	65.1
Municipal bonds	—	16.0	—	16.0
Federal agency issues	—	20.0	—	20.0
U.S. government securities	—	11.7	—	11.7
Contingent consideration	—	—	(6.8)	(6.8)
Total	$3.3	$112.8	$(6.8)	$109.3
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.
The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Years Ended December 31,
	2023	2022	2021
Carrying amount at beginning of period	$6.8	$8.6	$10.9
Payment of contingent consideration	—	(3.0)	(3.3)
Consideration recognized at acquisition	—	2.1	—
Change in fair value recognized in the statement of operations	(1.5)	(0.4)	1.8
Translation adjustments recognized in other comprehensive income (loss)	0.1	(0.5)	(0.8)
Carrying amount at end of period	$5.4	$6.8	$8.6
4.    PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment at December 31, 2023 and December 31, 2022 were as follows:

	December 31,
(in millions)	2023	2022
Leasehold improvements	$91.3	$67.9
Equipment	147.6	124.7
Property, plant and equipment, gross	238.9	192.6
Less accumulated depreciation	(119.9)	(109.2)
Property, plant and equipment, net	$119.0	$83.4
During the year ended December 31, 2023, the Company incurred $5.7 million of accelerated depreciation of leasehold improvements and equipment in connection with the Company's decision to cease the use of its corporate headquarters in Salt Lake City and transition corporate support operations to its new facility in west Salt Lake City. The Company formally assigned the previous corporate headquarter lease to a third party as of December 31, 2023. See Note 13 for further discussion.

During the year ended December 31, 2022, the Company ceased the use of certain leased Salt Lake City facilities and one of its South San Francisco facilities. As a result, the Company recognized a $3.9 million impairment on the property, plant and equipment associated with the leases, which consisted primarily of leasehold improvements. See Note 13 for further discussion.
The Company recorded depreciation during the respective periods as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Depreciation expense	$19.1	$11.6	$12.1
5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2023 are as follows:

(in millions)	Year Ended December 31, 2023
Beginning balance	$286.8
Translation adjustments	0.6
Carrying amount at end of period	$287.4
The Company assessed goodwill for impairment as part of its annual goodwill testing in accordance with the appropriate guidance (see Note 1) and determined none of its reporting units were impaired as of the annual testing date. The Company did not record an impairment of goodwill for the years ended December 31, 2023, 2022 and 2021.
Intangible Assets
The following tables summarize the amounts reported as intangible assets (in millions):

At December 31, 2023:	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Weighted-Average Remaining Useful Life (in Years)
Developed technologies	$626.1	$(295.3)	$330.8	14.4	8.1
Internal-use software	0.8	(0.1)	0.7	3.0	2.5
Internal-use software (in-process)	11.2	—	11.2	3.0	3.0
Customer relationships	1.6	(0.2)	1.4	10.0	8.8
Trademarks	6.1	(0.7)	5.4	10.0	8.8
Total intangible assets	$645.8	$(296.3)	$349.5	13.9	7.9

At December 31, 2022:	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Weighted-Average Remaining Useful Life (in Years)
Developed technologies	$625.0	$(252.9)	$372.1	14.4	9.1
Customer relationships	1.6	—	1.6	10.0	9.8
Trademarks	6.1	(0.1)	6.0	10.0	9.8
Total intangible assets	$632.7	$(253.0)	$379.7	14.4	9.1

As of December 31, 2023, the Company's developed technologies have estimated remaining useful lives ranging between 7 and 12 years. The Company's trademarks and customer relationships acquired as of December 31, 2023 have an estimated remaining useful life of approximately nine years. The Company's internal-use software assets are amortized over the estimated useful life of the software, which is generally three years. The Company concluded there was no impairment of long-lived intangible assets for the years ended December 31, 2023, 2022 and 2021.
The Company recorded amortization during the respective periods for these intangible assets as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Amortization of intangible assets	$42.8	$41.1	$50.7
Future amortization expense of intangible assets as of December 31, 2023 is estimated to be as follows (in millions):

Years Ended December 31,	Amortization Expense
2024	$45.0
2025	46.3
2026	46.5
2027	44.7
2028	43.4
Thereafter	123.6
Total	$349.5
6.    ACCRUED LIABILITIES
The Company's accrued liabilities at December 31, 2023 and December 31, 2022 were as follows:

	December 31,
(in millions)	2023	2022
Employee compensation and benefits	$49.7	$41.2
Accrued taxes payable	4.6	4.8
Refunds payable and reserves	20.1	19.3
Short-term contingent consideration	3.1	—
Accrued royalties	5.3	4.8
Legal settlement	6.0	—
Lease termination accrual	4.4	—
Other accrued liabilities	20.7	24.2
Total accrued liabilities	$113.9	$94.3

7.    LONG-TERM DEBT
On June 30, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million, with JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, the other lender parties thereto, and certain of the Company's domestic subsidiaries (the "Guarantors"). On October 31, 2023, the Company entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility, which was effected through a new commitment provided by a new lender, Goldman Sachs Bank USA. The ABL Facility replaced the Company's previous credit facility and matures on June 30, 2026. The obligations of the Company are guaranteed by the Guarantors, and the ABL Facility is secured by substantially all of the assets of the Company and the Guarantors. The Company had long-term debt of $38.5 million under the ABL Facility at December 31, 2023, net of $1.5 million of debt issuance costs. The proceeds of the ABL Facility were or will be used for the working capital needs and general corporate purposes of the Company and its subsidiaries, including, without limitation, consummating permitted acquisitions and refinancing existing indebtedness.
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
Loans outstanding under the ABL Facility will bear interest at a rate per annum equal to, at the option of the Company, either (a) the greatest of (i) the daily Prime Rate, (ii) the daily NYFRB Rate plus 0.50%, and (iii) the monthly Adjusted Term SOFR Rate (as defined below) plus 1.00% (the “ABR”) plus an applicable margin ranging from 1.00% to 1.50% depending on the aggregate average unused availability under the ABL Facility during the prior quarter or (b) term SOFR for a tenor of one, three or six months (at the Company’s election) plus 0.10% (the “Adjusted Term SOFR Rate”) plus an applicable margin ranging from 2.00% to 2.50% depending on the average unused availability under the ABL Facility during the prior quarter, with an ABR floor of 1.00% and an Adjusted Term SOFR Rate floor of 0.00%. Under the ABL Facility the undrawn fee ranges from 37.5 to 50 basis points based on the daily amount of the available revolving commitment. The interest rate for borrowings under the ABL Facility as of December 31, 2023 was 9.75%.
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
The ABL Facility contains customary loan terms, interest rates, representations and warranties and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. Covenants under the ABL Facility limit or restrict the Company and its subsidiaries' ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The ABL Facility requires the Company and the Guarantors, on a consolidated basis, to maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. As of December 31, 2023, availability under the ABL Facility was $40.7 million. In addition, the ABL Facility includes a number of customary events of default. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding amounts under the ABL Facility may become due and payable immediately.

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
8.    OTHER LONG-TERM LIABILITIES
The Company's other long-term liabilities at December 31, 2023 and December 31, 2022 were as follows:

	December 31,
(in millions)	2023	2022
Contingent consideration	$2.3	$6.8
Escrow liability	7.5	7.5
Legal settlements	24.0	—
Other	7.5	3.7
Total other long-term liabilities	$41.3	$18.0
Contingent consideration as of December 31, 2023 consisted of the long-term portion of contingent consideration related to the acquisition of Sividon. As of December 31, 2022, contingent consideration consisted of the long-term portion of contingent consideration related to the acquisitions of Sividon and Gateway. The previously recognized contingent consideration liability related to the acquisition of Gateway is not included in the balance as of December 31, 2023, as it is not probable that the required metrics will be met. Additionally, a corresponding amount of cash to the escrow liability of $7.5 million has been restricted for the potential payment under the indemnity and escrow provisions of the Gateway acquisition agreement. See Note 16 for additional information on the Gateway acquisition. The Company has also accrued $24.0 million in connection with pending legal settlements. See Note 12 for additional information on Commitments and Contingencies.
9.    PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at December 31, 2023 and December 31, 2022.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share.
In November 2023, the Company completed an underwritten public offering in which it sold 7.4 million shares of its common stock at a price of $17.00 per share, for gross proceeds of $126.5 million and net proceeds of $117.6 million.
There were 89.9 million and 81.2 million shares of common stock issued and outstanding at December 31, 2023 and 2022, respectively.
Shares of common stock issued and outstanding

	Years Ended December 31,
(in millions)	2023	2022	2021
Beginning common stock issued and outstanding	81.2	80.0	75.4
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plans	1.3	1.2	4.6
Common stock issued for public offering	7.4	—	—
Common stock issued and outstanding at end of period	89.9	81.2	80.0

10.    STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee of the Board of Directors (the "CHCC"), to make grants of restricted and unrestricted stock and stock unit awards to employees, consultants and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 1, 2023, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 4.8 million shares. As of December 31, 2023, the Company had 4.7 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or the CHCC on an award-by-award basis. RSUs granted to employees generally vest either ratably over three or four years or as a cliff vesting after three years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of PSUs awarded to certain employees may be increased or may be reduced based on certain additional performance and market metrics. RSUs granted to non-employee directors vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant. Options granted to the Company's President and Chief Executive Officer as an inducement to his employment expire on August 13, 2027.
The performance and market conditions associated with PSU awards granted during the year ended December 31, 2023 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2023 to December 31, 2025, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2025 results. The Company estimates the likelihood of achievement of performance conditions at the end of each period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represent market conditions and, accordingly, the estimated fair value of such awards are recognized over the performance period.
Stock Options
A summary of the stock option activity under the Company's equity plans, and inducement awards for the year ended December 31, 2023 is as follows:

(number of shares in millions)	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Options outstanding at December 31, 2022	0.7	$13.38
Options outstanding at December 31, 2023	0.7	13.38	3.62
Options exercisable at December 31, 2023	0.5	13.38	3.62
Options vested and expected to vest	0.7	$13.38	3.62
There were no options granted during the years ended December 31, 2023, 2022 and 2021.

Restricted Stock Units
A summary of the RSU awards activity under the Company's equity plans and inducement awards, including PSU awards, for the year ended December 31, 2023 is as follows:

	2023
(number of shares in millions)	Number of shares	Weighted average grant date fair value
RSUs unvested and outstanding at December 31, 2022	3.7	$25.08
RSUs granted	2.4	23.02
Less:
RSUs vested	(1.3)	23.55
RSUs canceled	(0.4)	24.38
RSUs unvested and outstanding at December 31, 2023	4.4	$24.37
The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $23.02, $25.78, and $29.83, respectively.
The fair value of RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $30.5 million, $31.0 million, and $22.6 million, respectively.
Stock-based compensation expense recognized and included in the Consolidated Statements of Operations was allocated as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Cost of testing revenue	$1.4	$1.7	$1.5
Cost of other revenue	—	—	0.1
Research and development expense	4.0	5.2	4.2
Selling, general, and administrative expense	35.3	31.2	30.5
Total stock-based compensation expense	$40.7	$38.1	$36.3
As of December 31, 2023, there was $66.2 million of total unrecognized stock-based compensation expense that will be recognized over a weighted-average period of 1.9 years. The Company recognizes forfeitures as they occur.
The aggregate intrinsic value of options outstanding, aggregate intrinsic value of options that are fully vested and aggregate intrinsic value of RSUs vested and expected to vest is as follows:

(in millions)	As of December 31, 2023
Aggregate intrinsic value of options outstanding	$3.9
Aggregate intrinsic value of options fully vested	2.6
Aggregate intrinsic value of RSUs outstanding	84.1
The total intrinsic value of options exercised was as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Total intrinsic value of options exercised	$—	$—	$29.2

Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors of the Company on September 23, 2021 and the stockholders on June 2, 2022 (the “Amended and Restated 2012 Purchase Plan”), under which 4.0 million shares of common stock were authorized. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2023 started on December 1, 2022 and ended on May 31, 2023. The second offering period of 2023 began on June 1, 2023 and ended on November 30, 2023. As of December 31, 2023, 1.3 million shares of common stock were available for issuance under the Amended and Restated Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the periods reported are as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Shares purchased under the plans	0.4	0.3	0.2
Plan compensation expense	$2.2	$1.9	$1.5
The fair value of shares issued under the Amended and Restated 2012 Purchase Plan that was in effect for each period reported was calculated using the Black‑Scholes option-pricing model using the weighted-average assumptions below. Each of these inputs is subjective and its determination generally requires significant judgment.

	Years Ended December 31,
	2023	2022	2021
Risk-free interest rate	5.1%	1.4%	0.1%
Expected dividend yield	—%	—%	—%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	56%	53%	60%
11.    INCOME TAXES
Income tax expense (benefit) consists of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
Current:
Federal	$3.4	$(0.5)	$(1.9)
State	1.8	1.9	3.6
Foreign	0.2	0.5	0.1
Total current	5.4	1.9	1.8
Deferred:
Federal	(51.8)	(25.8)	(33.7)
State	(5.2)	(4.8)	5.1
Foreign	0.1	(2.9)	0.1
Change in valuation allowance	52.6	3.0	(3.2)
Total deferred	(4.3)	(30.5)	(31.7)
Total income tax expense (benefit)	$1.1	$(28.6)	$(29.9)

Loss before income taxes consists of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
United States	$(263.2)	$(141.3)	$(53.8)
Foreign	1.0	0.7	(3.3)
Total	$(262.2)	$(140.6)	$(57.1)
The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
(in millions)	2023		2022		2021
Federal income tax expense at the statutory rate	$(54.9)	21.0%	$(29.5)	21.0%	$(12.0)	21.0%
State income taxes, net of federal benefit	(4.1)	1.6%	(3.3)	2.3%	(1.8)	3.2%
Research and development credits	(1.6)	0.6%	(3.5)	2.5%	2.5	(4.4)%
Uncertain tax positions	3.7	(1.4)%	0.6	(0.4)%	(3.0)	5.3%
Incentive stock option and employee stock purchase plan expense	1.2	(0.5)%	2.5	(1.8)%	0.7	(1.2)%
Foreign rate differential	(0.4)	0.2%	—	—%	0.5	(0.9)%
Change in valuation allowance	52.6	(20.1)%	2.6	(1.8)%	(3.2)	5.6%
CARES Act	—	—%	—	—%	2.7	(4.7)%
Non-deductible meals and entertainment	—	—%	—	—%	0.1	(0.2)%
Non-deductible officer compensation	3.0	(1.1)%	3.5	(2.5)%	3.3	(5.8)%
Non-deductible legal settlement	—	—%	—	—%	2.5	(4.5)%
Acquisitions, dispositions, and contingent consideration	0.1	—%	(0.1)	0.1%	(23.0)	40.3%
Other, net	1.5	(0.7)%	(1.4)	0.9%	0.8	(1.4)%
Total income tax expense (benefit)	$1.1	-0.4%	$(28.6)	20.3%	$(29.9)	52.3%
The significant components of the Company’s deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$77.1	$66.6
Stock compensation expense	5.0	3.6
Research and development credits	20.8	19.9
Lease liability	28.0	35.2
Section 174 capitalized costs	38.4	21.2
Accrued expenses and liabilities	22.5	10.8
Other, net	3.2	3.6
Total gross deferred tax assets	195.0	160.9
Less valuation allowance	(95.0)	(42.4)
Total deferred tax assets	100.0	118.5
Deferred tax liabilities:
Intangible assets	84.2	93.8
Lease right-of-use assets	15.5	25.4
Property, plant and equipment	1.9	2.8
Total deferred tax liabilities	101.6	122.0
Net deferred tax liability	$(1.6)	$(3.5)

The Tax Cuts and Jobs Act (TCJA), passed in 2017, amended Section 174 of the Internal Revenue Code to require that specific research and experimental (R&E) expenditures be capitalized and amortized over five years for U.S. R&E expenditures or 15 years for non-U.S. R&E expenditures beginning in the Company’s fiscal year ended December 31, 2022. Although Congress has considered legislation that would defer, modify or repeal the capitalization and amortization requirement, there is no assurance that the provision will be deferred, repealed or otherwise modified. If the requirement is not modified, the Company may be required to utilize some of its federal and state tax attributes and there may be increases to state cash taxes or tax expense.
The Company has incurred a cumulative three-year loss. Pursuant to ASC 740, Income Taxes ("ASC 740"), the negative evidence of a cumulative loss may be difficult to overcome. Due to cumulative book losses and the lack of sufficient positive evidence, the Company has applied a valuation allowance to all applicable deferred tax assets, leaving a remaining deferred tax liability balance of $1.6 million.
At December 31, 2023, the Company had the following net operating loss and research credit carryforwards (tax effected), with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated (in millions):

Carryforwards	Amount	Subject to sections 382, 383	Expires beginning in year	Through
Federal net operating loss	$38.5	Yes	2033	Indefinite
Federal capital loss	13.8	No	2026	2028
Utah net operating loss	0.8	No	2024	Indefinite
California net operating loss	4.4	Yes	2029	2043
Other state net operating loss	8.6	Yes	Various	Various
Foreign net operating losses (various jurisdictions)	10.8	No	Various	Various
Federal research credit	10.5	Yes	2027	2043
Utah research credit	5.4	No	2024	2037
California research credit	4.8	No	Indefinite	Indefinite
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
The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria as set forth in ASC 740. As of December 31, 2023, the Company had net unrecognized tax benefits of $48.1 million. The Company’s gross unrecognized tax benefits as of the years ended December 31, 2023, 2022, and 2021 and the changes in those balances are as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Unrecognized tax benefits at the beginning of period	$43.9	$32.1	$37.6
Gross increases - current year tax positions	0.8	12.9	1.4
Gross increases - prior year tax positions	3.6	1.6	1.1
Gross decreases - prior year tax positions	(0.2)	(2.0)	(2.8)
Gross decreases - settlements	—	(0.7)	(5.1)
Gross decreases - statute lapse	—	—	(0.1)
Unrecognized tax benefits at end of year	$48.1	$43.9	$32.1
Interest and penalties in year-end balance	$6.4	$4.1	$3.3

In 2022, the Company filed a U.S. federal tax return taking an uncertain tax position that was not recorded as a benefit or deferred tax asset in the financial statements but for which the $12.0 million unrecognized tax benefit has been included in the table above. Interest and penalties related to uncertain tax positions are included as a component of Income tax benefit and all other interest and penalties are included as a component of Other income (expense) in the Consolidated Statements of Operations. For the years ended December 31, 2023 and December 31, 2022, $30.2 million and $26.8 million of the unrecognized tax benefits, if recognized, would affect the effective tax rate, respectively.
The Company files U.S. federal, foreign and state income tax returns in jurisdictions with various statutes of limitations. The Company is currently under audit by Switzerland for the years ended June 30, 2017 through December 31, 2021 Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
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
The Company intends to defend its current litigation matters but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition, results of operations or cash flows.
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
As of December 31, 2023, except as noted below, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

Securities Class Action
On September 27, 2019, a class action complaint was filed in the U.S. District Court for the District of Utah, against the Company, its former President and Chief Executive Officer, Mark C. Capone, and its Chief Financial Officer, R. Bryan Riggsbee (Defendants). On February 21, 2020, the plaintiff filed an amended class action complaint, which added the Company's former Executive Vice President of Clinical Development, Bryan M. Dechairo, as an additional Defendant. This action, captioned In re Myriad Genetics, Inc. Securities Litigation (No. 2:19-cv-00707-DBB), is premised upon allegations that the Defendants made false and misleading statements regarding the Company's business, operations, and acquisitions. The lead plaintiff sought the payment of damages allegedly sustained by it and the class by reason of the allegations set forth in the amended complaint, plus interest, and legal and other costs and fees. On March 16, 2021, the U.S. District Court for the District of Utah denied the Company's motion to dismiss. On December 1, 2021, the U.S. District Court for the District of Utah granted plaintiff's motion for class certification. On August 3, 2023, the Company entered into a stipulation and agreement of settlement to resolve this lawsuit (the "Settlement") and the parties filed a motion seeking court approval of the Settlement. The Settlement was approved by the court on December 15, 2023, and the case was subsequently dismissed. Pursuant to the terms of the Settlement, the Company paid an aggregate settlement amount of $77.5 million in cash. As part of the terms of the Settlement, the settlement class agreed to release the Company, the other defendants named in the lawsuit, and certain of their respective related parties from any and all claims, suits, causes of action, damages, demands, liabilities, or losses that are based upon, arise from, or relate to (a) the purchase, acquisition or trading of any common stock during the class period from August 9, 2017 until February 6, 2020; and (b) the allegations, transactions, facts, matters or occurrences, representations, or omissions involved, set forth, or referred to in the class action. The Settlement also contained no admission of liability, wrongdoing or responsibility by any of the parties.
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
On March 3, 2022, the Delaware Court of Chancery consolidated the Hickock and Kogus derivative actions and stayed the consolidated action. This consolidated action currently remains stayed.
On September 17, 2021, a stockholder derivative complaint was filed in the U.S. District Court in the District of Delaware against the Individual Defendants, and the Company, as nominal defendant. The action is premised upon similar allegations as set forth in the securities class action and Hickock stockholder derivative action. The plaintiff, Karen Marcey, asserts that the Individual Defendants violated U.S. securities laws and breached their fiduciary duties, and also asserts unjust enrichment, waste of corporate assets and insider trading claims against all or some of the Individual Defendants. Plaintiff Marcey seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged violations and restitution from the Individual Defendants, plus interest and, on behalf of herself, legal and other costs and fees relating to this action. On January 4, 2022, this action was stayed by the U.S. District Court for the District of Delaware pending the resolution of the securities class action lawsuit. This action currently remains stayed.

Other Legal Proceedings
On December 21, 2020, Ravgen, Inc. ("Ravgen") filed a lawsuit against the Company and its wholly owned subsidiary, Myriad Women's Health, Inc., in the U.S. District Court for the District of Delaware, alleging infringement of two Ravgen-owned patents. The lawsuit sought monetary damages, enhancement of those damages for willfulness, injunctive relief, and recovery of attorney's fees and costs. Various third parties have filed challenges to the validity of the asserted patents with the U.S. Patent and Trademark Office, which challenges have been instituted for review. On March 14, 2022, the case was stayed pending the outcome of the first of these validity challenges. On February 13, 2023, the court lifted the stay and litigation of the case resumed. On October 23, 2023 (the "Effective Date"), the Company and Ravgen entered into a settlement agreement pursuant to which the parties agreed to settle the lawsuit. As part of the settlement, the Company agreed to pay Ravgen a minimum of $12.75 million in three installment payments as follows: (1) the first installment of $5.0 million on or before October 31, 2023, (2) the second installment of $5.0 million on or before October 31, 2024, and (3) the third installment of $2.75 million on or before October 31, 2025. Subject to the terms of the settlement agreement, the Company also agreed to pay Ravgen an additional contingent payment of $21.25 million payable in five annual installments, with (1) the first installment of $5.0 million payable on the later of (a) 30 days after notification in writing by Ravgen of the successful conclusion in favor of Ravgen of all of Ravgen's litigations and patent reexaminations pending as of the Effective Date and (b) January 1, 2026 (the "Contingent Payment Date"); (2) the second installment of $5.0 million on the first anniversary of the Contingent Payment Date; (3) the third installment of $5.0 million on the second anniversary of the Contingent Payment Date; (4) the fourth installment of $5.0 million on the third anniversary of the Contingent Payment Date; and (5) $1.25 million on the fourth anniversary of the Contingent Payment Date. As of December 31, 2023, the Company has accrued $29.0 million for this action, of which $24.0 million is included in Other long-term liabilities and $5.0 million is included in Accrued liabilities in the Company's Consolidated Balance Sheets as of December 31, 2023.
On February 3, 2022, a purported class action lawsuit was filed against the Company in the U.S. District Court in the Northern District of California by Ashley Carroll. Plaintiff alleged, among other things, that the Company made false statements about the accuracy of its Prequel prenatal screening test. The complaint sought unspecified monetary damages, as well as punitive damages and injunctive relief. On April 1, 2022, the Company filed a motion to dismiss the lawsuit. On May 2, 2022, the plaintiff amended her complaint. On June 2, 2022, the Company filed a motion to dismiss the amended complaint. On July 26, 2022, the court granted and denied in part the Company's motion to dismiss the amended complaint. As part of the court's order, plaintiff was granted leave to file a second amended complaint. The plaintiff filed a second amended complaint on August 16, 2022. On September 6, 2022, the Company filed a motion to dismiss the second amended complaint. On November 9, 2022, the Court granted and denied in part the Company's motion to dismiss the second amended complaint. On October 6, 2023, the Company and the plaintiff agreed to settle the lawsuit for an immaterial amount. The settlement agreement contains no admission of liability, wrongdoing or responsibility on the part of the Company.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.

13.    LEASES
The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from approximately one to fifteen years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options, which allows the Company to, at its election, renew or extend the lease for a fixed period of time. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.
Due to the increase in remote and hybrid work and the Company's need to ensure its facilities are designed to handle future growth, the Company has been executing on a multi-year strategy to reset its real estate footprint. As part of that strategy, in the first quarter of 2022, the Company entered into a non-cancelable operating lease for approximately 234,000 square feet in west Salt Lake City, Utah. The Company took possession of this leased facility in phases, beginning in the three months ended June 30, 2022. During the twelve months ended December 31, 2023, the Company took possession of the remaining phases of the west Salt Lake City facility and recognized $5.9 million of ROU asset and corresponding lease liability, net of tenant improvement allowance not yet received. The lease has a term of 15 years and total future rent payments under the lease are approximately $79.6 million. Also during the twelve months ended December 31, 2023, the Company assigned the lease for its previous corporate headquarters to a third party and transitioned its headquarters to the west Salt Lake City facility. As a result of the lease assignment, the operating lease ROU asset and operating lease liability associated with the previous headquarters of $33.3 million and $39.6 million, respectively, were removed from the Company's Consolidated Balance Sheets. In connection with the assignment of the lease, the Company recorded an accrual of $8.5 million for future payments under the lease assignment agreement, which is included in Accrued liabilities and Other long-term liabilities in the Company's Consolidated Balance Sheets as of December 31, 2023. The total net loss recognized associated with the assignment of the lease agreement was $7.7 million, which is included in Selling, general, and administrative expense in the Company's Consolidated Statements of Operations. In addition, the Company modified the remaining lease term of certain other Salt Lake City facilities reducing the associated ROU asset and lease liability by $6.4 million.
In connection with the Company's multi-year real-estate strategy, the Company also entered into a non-cancelable operating lease for approximately 63,000 square feet in South San Francisco, California with a term of 10 years, which commenced in the second half of fiscal year 2023. The Company took possession of the lease during fiscal year 2022 and recognized the related ROU asset and lease liability, net of tenant improvement allowance not yet received, of $30.7 million. Total future rent payments under the lease are approximately $56.7 million. The Company plans to transition all of the operations from the current South San Francisco facility, which has approximately 49,000 square feet of laboratory space utilized to perform testing for the Women's Health business, to the new South San Francisco facility.
During the twelve months ended December 31, 2022, the Company ceased the use of certain of its leased Salt Lake City facilities and one of its South San Francisco facilities. As a result, the Company recorded an impairment charge on ROU assets of $13.0 million and an impairment charge of $3.9 million on the related property, plant and equipment, which consisted primarily of leasehold improvements. The total $16.9 million impairment is included in Goodwill and long-lived asset impairment charges in the Consolidated Statement of Operations.
The Company performed evaluations of its contracts and determined the majority of its identified leases are operating leases. For the year ended December 31, 2023, the Company incurred $25.9 million in operating lease costs which are included in operating expenses in the Consolidated Statements of Operations in relation to these operating leases. Of such lease costs, $3.5 million was variable lease expense, which was not included in the measurement of the Company's operating ROU assets and lease liabilities. The variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components. For the year ended December 31, 2022, the Company incurred $22.1 million in lease costs which are included in operating expenses in the Consolidated Statements of Operations in relation to these operating leases. Of such lease costs, $3.2 million was variable lease expense, which was not included in the measurement of the Company's operating ROU assets and lease liabilities. The Company's finance leases are immaterial.

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows (in millions):

Year Ended:
2024	$22.5
2025	17.9
2026	11.6
2027	11.7
2028	11.8
Thereafter	85.7
Total future lease payments	161.2
Less: amounts representing interest	(47.6)
Present value of future lease payments	113.6
Less: current maturities of operating lease liabilities	(16.2)
Noncurrent operating lease liabilities	$97.4
As of December 31, 2023, the weighted average remaining lease term is 9.4 years and the weighted average discount rate used to determine the operating lease liability was 6.34%.
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
The Company’s recorded contributions to the plan are as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Deferred savings plan contributions	$10.0	$9.0	$8.4
15.    SEGMENT AND RELATED INFORMATION
The Company’s business is aligned with how the chief operating decision maker ("CODM") reviews performance and makes decisions in managing the Company. Management prepares budgets at the operating segment level, and the CODM approves the budget, reviews the business, makes investing and resource allocation decisions and assesses operating performance at both the operating segment level and on an aggregate basis. As the Company’s operating segments have similar economic and other characteristics, including the nature of the products and production processes, types of customers, distribution methods, and regulatory environment, they have been aggregated into a single reporting segment, which primarily provides testing that helps assess an individual’s risk for developing disease or disease progression and guides treatment decisions across medical specialties where genetic insights can significantly improve patient health care and lower health care costs, and includes corporate services such as finance, human resources, legal and information technology.

The following table reconciles assets by geographical region to total assets:

	December 31,
(in millions)	2023	2022
Net equipment, leasehold improvements and property:
United States	$117.7	$81.9
Rest of world	1.3	1.5
Total	$119.0	$83.4
Total assets:
United States	$961.6	$983.4
Rest of world	44.0	45.6
Total	$1,005.6	$1,029.0
Cash, cash equivalents, and marketable investment securities	140.9	169.7
Total	$1,146.5	$1,198.7
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
Revenue and net loss from Gateway included in the Company's Consolidated Statements of Operations for the year ended December 31, 2023 is $21.1 million and $4.0 million, respectively.
Revenue and net loss from Gateway included in the Company's Consolidated Statements of Operations from the acquisition date through December 31, 2022 is $3.3 million and $2.8 million, respectively.
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

The following table details the amounts recognized in Other income (expense) for the year ended December 31, 2021:

(in millions)	Year Ended December 31, 2021
Gain on sale of Myriad RBM, Inc.	$121.0
Gain on sale of the Myriad myPath, LLC laboratory	31.2
Loss on inventory	(11.7)
Loss on sale of Myriad Autoimmune assets	(0.6)
Other	(0.6)
Total other income (expense)	$139.3
18.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the respective periods are as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash paid for income taxes	$1.9	$1.8	$4.6
Cash paid for interest	1.4	—	4.4
Cash received for income tax receivables	—	—	90.0
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$(31.0)	$46.9	$41.8
Operating lease liabilities	36.7	(46.9)	(48.1)
Tenant improvement allowance not yet received	—	22.9	—
Purchases of property, plant and equipment and capitalization of internal-use software in accounts payable and accrued liabilities	6.9	10.0	—
19.    SUBSEQUENT EVENTS
On February 1, 2024, the Company acquired from Intermountain Health select assets for an immaterial amount from its Intermountain Precision Genomics (IPG) laboratory business, including the Precise Tumor Test, the Precise Liquid Test, and IPG's CLIA-certified laboratory in St. George, Utah.

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
As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We have evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this assessment, management concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.
3.     Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.    Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Myriad Genetics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myriad Genetics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Salt Lake City, UT
February 28, 2024

Item 9B.    OTHER INFORMATION
(b)
Rule 10b5-1 Trading Plans
On November 22, 2023, Dan Spiegelman, a member of the Company's Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale in multiple transactions of 50% of the shares to be acquired upon the vesting of Mr. Spiegelman's award of 15,151 restricted stock units granted on June 1, 2023. The plan expires on the earlier of (i) the date all of the shares under the plan have been sold and (ii) November 14, 2024.
Except as disclosed above, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Corporate Code of Conduct” and "Insider Trading Policies" in our Proxy Statement for the 2024 Annual Meeting of Stockholders expected to be held on June 6, 2024.
Item 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” "Pay Versus Performance," “Management and Corporate Governance – Committees of the Board of Directors and Meetings – Compensation and Human Capital Committee Interlocks and Insider Participation,” “Compensation and Human Capital Committee Report” and “Management and Corporate Governance – Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2024 Annual Meeting of Stockholders expected to be held on June 6, 2024.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis - Equity Compensation Plan Information” in our Proxy Statement for the 2024 Annual Meeting of Stockholders expected to be held on June 6, 2024.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2024 Annual Meeting of Stockholders expected to be held on June 6, 2024.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2024 Annual Meeting of the Stockholders expected to be held on June 6, 2024.

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
3.    Exhibits

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1		Restated Certificate of Incorporation, as amended		10-Q (Exhibit 3.1)	8/4/2023	000-26642
3.2		Restated By-Laws		8-K (Exhibit 3.1)	10/15/2020	000-26642
4.1		Specimen Common Stock Certificate		10-K (Exhibit 4.1)	8/15/2011	000-26642
4.2		Description of Securities		10-KT (Exhibit 4.2)	3/16/2021	000-26642

Lease Agreements

10.1	.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/8/1996	000-26642
	.2	Amendment to Phase I Lease Agreement, dated February 3, 2016, between the Registrant and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.1)	5/4/2016	000-26642
	.3	Lease Termination Agreement, dated December 18, 2023, between the Registrant and HCPI/Utah II, LLC	X
10.2	.1	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	9/24/1998	000-26642
	.2	Amendment to Phase II Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.2)	5/4/2016	000-26642
	.3	Lease Termination Agreement, dated December 18, 2023, between Myriad Genetics, Inc. and HCPI/Utah II, LLC.	X
10.3	.1	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	5/15/2001	000-26642
	.2	Amendment to Phase III Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC.		10-Q (Exhibit 10.3)	5/4/2016	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
	.3	Lease Termination Agreement, dated December 18, 2023, between Myriad Genetics, Inc. and HCPI/Utah II, LLC	X
10.4		Lease Agreement, dated February 9, 2022, between Myriad Genetics, Inc. and Bay Bridge/Corporate, LLC.	X
10.5		Lease, effective December 7, 2021, between Myriad Women's Health, Inc. and Bayside Area Development, LLC.	X

Agreements with Executive Officers and Directors

10.6		Non-Employee Director Compensation Policy (effective June 2023)+		10-Q (Exhibit 10.4)	8/4/2023	000-26642
10.7		Form of director and executive officer indemnification agreement+		10-K (Exhibit 10.34)	8/25/2009	000-26642
10.8		Form of Severance and Change in Control Agreement+		8-K (Exhibit 10.1)	10/15/2020	000-26642
10.9		Executive Employment Agreement between the Registrant and Paul J. Diaz dated July 24, 2020+		10-Q (Exhibit 10.1)	11/9/2020	000-26642
10.10		Performance-Based Restricted Stock Unit Agreement between Registrant and Paul J. Diaz dated October 8, 2020+		10-Q (Exhibit 10.2)	11/9/2020	000-26642
10.11		Restricted Stock Unit Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.3)	11/9/2020	000-26642
10.12		Performance-Based Non-Qualified Stock Option Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.4)	11/9/2020	000-26642
10.13		Non-Qualified Stock Option Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.5)	11/9/2020	000-26642
10.14		Form of Separation and Release Agreement between the Registrant and Paul J. Diaz+		10-Q (Exhibit 10.6)	11/9/2020	000-26642
10.15		Executive Employment Agreement, dated October 17, 2023, between Myriad Genetics, Inc. and Samraat S. Raha+		10-Q (Exhibit 10.2)	11/7/2023	000-26642
10.16		Severance and Change of Control Agreement, dated December 11, 2023, by and between Myriad Genetics, Inc. and Samraat S. Raha+	X
10.17		Executive Employment Agreement, dated December 15, 2023, between Myriad Genetics, Inc. and Scott Leffler+	X
10.18		Separation and Consulting Agreement and Release of Claims, dated December 15, 2023, between Myriad Genetics, Inc. and R. Bryan Riggsbee+	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.19	Separation and Consulting Agreement and Release of Claims, dated October 4, 2023, by and between Myriad Genetics, Inc. and Nicole Lambert+	X
Equity Compensation Plans

10.20	2017 Employee, Director and Consultant Equity Incentive Plan, as amended (June 1, 2023)+		8-K (Exhibit 10.1+)	6/2/2023	000-26642
10.21	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan+		10-K (Exhibit 10.11)	8/13/2020	000-26642
10.22	Amended and Restated 2012 Employee Stock Purchase Plan +		8-K (Exhibit 10.1)	6/2/2022	000-26642
10.23	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (Employee)+		10-Q (Exhibit 10.1)	5/4/2023	000-26642
10.24	2013 Executive Incentive Plan, as amended+		8-K (Exhibit 10.2)	12/1/2017	000-26642

Credit Agreement

10.25
Credit Agreement dated June 30, 2023, among Myriad Genetics, Inc., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent and issuing bank.
			8-K (Exhibit 10.1)	7/6/2023	000-26642
10.26	Pledge and Security Agreement dated June 30, 2023, among Myriad Genetics, Inc., each of the other Guarantors and JPMorgan Chase Bank, N.A., as administrative agent for the secured parties.		8-K (Exhibit 10.2)	7/6/2023	000-26642
10.27
First Amendment to Credit Agreement and Pledge and Security Agreement, dated as of October 31, 2023, among Myriad Genetics, Inc., the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
			8-K (Exhibit 10.1)	10/31/2023	000-26642

Other Exhibits

21.1	List of Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

24.1	Power of Attorney (included in the signature page hereto)	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Clawback Policy	X

101	The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. Inline XBRL Instance Document – Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
(+)    Management contract or compensatory plan arrangement.
Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2024.

MYRIAD GENETICS, INC.

By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul J. Diaz and Scott J. Leffler and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ Paul J. Diaz		February 28, 2024
Paul J. Diaz
Chief Financial Officer (Principal Financial Officer)
By:	/s/ Scott J. Leffler		February 28, 2024
Scott J. Leffler
Chief Accounting Officer (Principal Accounting Officer)
By:	/s/ Natalie Munk		February 28, 2024
Natalie Munk

By:	/s/ S. Louise Phanstiel	Chair of the Board	February 28, 2024
S. Louise Phanstiel

By:	/s/ Paul Bisaro	Director	February 28, 2024
Paul Bisaro

By:	/s/ Heiner Dreismann	Director	February 28, 2024
Heiner Dreismann, Ph.D.

By:	/s/ Rashmi Kumar	Director	February 28, 2024
Rashmi Kumar

By:	/s/ Lee N. Newcomer	Director	February 28, 2024
Lee N. Newcomer, M.D.

By:	/s/ Colleen F. Reitan	Director	February 28, 2024
Colleen F. Reitan

By:	/s/ Daniel M. Skovronsky	Director	February 28, 2024
Daniel M. Skovronsky, M.D., Ph.D.

By:	/s/ Daniel K. Spiegelman	Director	February 28, 2024
Daniel K. Spiegelman