Form 10-Q
period 2024-03-31
MYRIAD GENETICS INC
filed 2024-05-08
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2024, the registrant had 90,507,981 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96.9	$132.1
Marketable investment securities	7.4	8.8
Trade accounts receivable	118.1	114.3
Inventory	24.6	22.0
Prepaid taxes	18.4	17.0
Prepaid expenses and other current assets	24.9	19.4
Total current assets	290.3	313.6
Operating lease right-of-use assets	58.9	61.6
Property, plant, and equipment, net	118.5	119.0
Intangibles, net	340.9	349.5
Goodwill	287.0	287.4
Other assets	14.9	15.4
Total assets	$1,110.5	$1,146.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33.1	$25.8
Accrued liabilities	99.2	113.9
Current maturities of operating lease liabilities	13.8	16.2
Total current liabilities	146.1	155.9
Unrecognized tax benefits	30.8	30.2
Long-term debt	38.7	38.5
Noncurrent operating lease liabilities	94.3	97.4
Other long-term liabilities	40.6	41.3
Total liabilities	350.5	363.3
Commitments and contingencies
Stockholders’ equity:
Common stock, 90.5 million and 89.9 million shares outstanding at March 31, 2024 and December 31, 2023, respectively	0.9	0.9
Additional paid-in capital	1,418.8	1,415.5
Accumulated other comprehensive loss	(4.2)	(3.7)
Accumulated deficit	(655.5)	(629.5)
Total stockholders' equity	760.0	783.2
Total liabilities and stockholders’ equity	$1,110.5	$1,146.5
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2024	2023
Testing revenue	$202.2	$181.2
Costs and expenses:
Cost of testing revenue	64.6	59.2
Research and development expense	24.9	22.5
Selling, general, and administrative expense	140.6	151.7
Total costs and expenses	230.1	233.4
Operating loss	(27.9)	(52.2)
Other income (expense):
Interest income	0.6	0.7
Interest expense	(0.5)	(0.5)
Other	1.9	(0.6)
Total other income (expense), net	2.0	(0.4)
Loss before income tax	(25.9)	(52.6)
Income tax expense	0.1	2.1
Net loss	$(26.0)	$(54.7)
Net loss per share:
Basic and diluted	$(0.29)	$(0.67)
Weighted average shares outstanding:
Basic and diluted	89.9	81.3
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended March 31,
	2024	2023
Net loss	$(26.0)	$(54.7)
Change in unrealized loss on available-for-sale debt securities, net of tax	0.1	1.2
Change in foreign currency translation adjustment, net of tax	(1.3)	0.3
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity, net of tax	0.7	—
Comprehensive loss	$(26.5)	$(53.2)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2022	$0.8	$1,260.1	$(8.9)	$(366.2)	$885.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.9)	—	—	(4.9)
Stock-based payment expense	—	7.5	—	—	7.5
Net loss	—	—	—	(54.7)	(54.7)
Other comprehensive income, net of tax	—	—	1.5	—	1.5
BALANCES AT MARCH 31, 2023	$0.8	$1,262.7	$(7.4)	$(420.9)	$835.2

BALANCES AT DECEMBER 31, 2023	$0.9	$1,415.5	$(3.7)	$(629.5)	$783.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(8.7)	—	—	(8.7)
Stock-based payment expense	—	12.0	—	—	12.0
Net loss	—	—	—	(26.0)	(26.0)
Other comprehensive loss, net of tax	—	—	(0.5)	—	(0.5)
BALANCES AT MARCH 31, 2024	$0.9	$1,418.8	$(4.2)	$(655.5)	$760.0
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26.0)	$(54.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15.7	19.4
Non-cash lease expense	2.3	2.9
Stock-based compensation expense	12.0	7.5
Deferred income taxes	0.6	0.1
Unrecognized tax benefits	0.6	1.9
Impairment of goodwill and long-lived assets	1.2	—
Gain on termination of lease	(3.1)	—
Gain on acquisition	(2.2)	—
Other non-cash adjustments	0.9	0.8
Changes in assets and liabilities:
Prepaid expenses and other current assets	(5.2)	(4.0)
Trade accounts receivable	(3.9)	(17.5)
Inventory	(1.8)	(1.7)
Prepaid taxes	(1.4)	—
Other assets	0.2	(2.3)
Tenant improvement allowance received	—	13.2
Accounts payable	6.1	7.6
Accrued liabilities	(14.7)	(6.5)
Deferred revenues	0.1	0.1
Net cash used in operating activities	(18.6)	(33.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6.7)	(23.5)
Capitalization of internal-use software costs	(1.9)	—
Proceeds from maturities and sales of marketable investment securities	1.5	58.1
Net cash provided by (used in) investing activities	(7.1)	34.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of tax withheld for common stock issued under stock-based compensation plans	(8.7)	(4.9)
Proceeds from revolving credit facility	60.0	—
Repayment of revolving credit facility	(60.0)	—
Payment on finance leases	(0.1)	—
Net cash used in financing activities	(8.8)	(4.9)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.8)	0.2
Net decrease in cash, cash equivalents, and restricted cash	(35.3)	(3.3)
Cash, cash equivalents, and restricted cash at beginning of the period	140.9	66.4
Cash, cash equivalents, and restricted cash at end of the period	$105.6	$63.1
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
The accompanying Condensed Consolidated Financial Statements for the Company have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The Condensed Consolidated Financial Statements herein should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.
The Company has historically experienced seasonality in its business, particularly in the quarter ended March 31. Due to the annual reset of patient deductibles at the beginning of the year, the Company has historically experienced a decrease in test volumes and reduction in the average revenue per test in the quarter ended March 31. For the quarter ended March 31, 2024 and 2023, the Company did not experience this seasonality impact to the same extent as prior years. Additionally, operating results for the three months ended March 31, 2024 may not necessarily be indicative of results to be expected for any other interim period or for the full year and historical patterns of seasonality may continue in future periods.

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

2.REVENUE
The Company primarily generates revenue by performing genetic testing. Testing revenues are primarily derived from the following categories of products: Hereditary Cancer (MyRisk, BRACAnalysis, BRACAnalysis CDx), Tumor Profiling (MyChoice CDx, Prolaris, Precise Tumor, and EndoPredict), Prenatal (Foresight, Prequel, and SneakPeek), and Pharmacogenomics (GeneSight). Revenue is recorded at the estimated transaction price. The Company has determined that the communication of test results indicates transfer of control for revenue recognition purposes.
The following table presents detail regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three months ended March 31,
	2024			2023
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$76.3	$11.8	$88.1	$64.0	$11.7	$75.7
Tumor Profiling	23.9	7.0	30.9	28.8	8.5	37.3
Prenatal	44.1	0.2	44.3	36.0	0.2	36.2
Pharmacogenomics	38.9	—	38.9	32.0	—	32.0
Total revenue	$183.2	$19.0	$202.2	$160.8	$20.4	$181.2
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

Cash collections for certain tests delivered may differ from rates estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, and settlements with third-party payors. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the quarter ended March 31, 2024, the Company recognized $3.0 million in revenue due to a retroactive coverage change by a payor for one of its prenatal products. Revenue recognized due to a change in estimate for tests in which the performance obligation was met in prior periods was immaterial. During the three months ended March 31, 2023, the impact of the amounts to be recognized for previously delivered tests was not material to the Company's Condensed Consolidated Statements of Operations.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments. The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented 12% and 11% of total revenue for the three months ended March 31, 2024 and March 31, 2023, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. The Company has only one payor that accounted for more than 10% of accounts receivable at March 31, 2024 and December 31, 2023. The balance of accounts receivable from the payor represented 15% and 12% of the total accounts receivable balance as of March 31, 2024 and December 31, 2023, respectively. The Company does not require collateral from its customers.
3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for debt securities classified as available-for-sale securities by major security type and class of security at March 31, 2024 and December 31, 2023 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2024
Cash and cash equivalents:
Cash	$93.1	$—	$—	$93.1
Cash equivalents	3.8	—	—	3.8
Total cash and cash equivalents	96.9	—	—	96.9
Available-for-sale:
Corporate bonds and notes	6.9	—	(0.1)	6.8
Municipal bonds	0.6	—	—	0.6
Federal agency issues	—	—	—	—
Total	$104.4	$—	$(0.1)	$104.3

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2023
Cash and cash equivalents:
Cash	$129.9	$—	$—	$129.9
Cash equivalents	2.2	—	—	2.2
Total cash and cash equivalents	132.1	—	—	132.1
Available-for-sale:
Corporate bonds and notes	8.4	—	(0.1)	8.3
Municipal bonds	0.5	—	—	0.5
Total	$141.0	$—	$(0.1)	$140.9
Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at March 31, 2024:

(in millions)	Amortized cost	Estimated fair value
Cash	$93.1	$93.1
Cash equivalents	3.8	3.8
Available-for-sale:
Due within one year	7.5	7.4
Total	$104.4	$104.3
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
Level 3—unobservable inputs.

All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, the Company uses a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. For Level 3 contingent consideration related to the acquisitions of Sividon Diagnostics GmbH ("Sividon") and Gateway Genomics, LLC ("Gateway"), the Company reassesses the fair value of each expected contingent consideration and the corresponding liability each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected contingent consideration liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the expected measurement periods of approximately 11.25 years and 1 year for Sividon and Gateway, respectively, utilizing various potential pay-out scenarios. Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business. The contingent consideration liabilities are classified as components of Accrued liabilities and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets. Changes to contingent consideration liabilities are reflected in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. Changes to the unobservable inputs could have a material impact on the Company’s financial statements.
The fair value of the Company’s long-term debt, which it considers a Level 2 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements. The fair value of the Company’s long-term debt is estimated to be $39.8 million at March 31, 2024.
The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2024
Money market funds (a)	$3.8	$—	$—	$3.8
Corporate bonds and notes	1.4	5.4	—	6.8
Municipal bonds	—	0.6	—	0.6
Contingent consideration	—	—	(5.4)	(5.4)
Total	$5.2	$6.0	$(5.4)	$5.8
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Money market funds (a)	$2.2	$—	$—	$2.2
Corporate bonds and notes	—	8.3	—	8.3
Municipal bonds	—	0.5	—	0.5
Contingent consideration	—	—	(5.4)	(5.4)
Total	$2.2	$8.8	$(5.4)	$5.6
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance at December 31, 2023	$(5.4)
Change in fair value recognized in the Statements of Operations	0.2
Translation adjustments recognized in Other comprehensive loss	(0.2)
Ending balance at March 31, 2024	$(5.4)

5.PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment at March 31, 2024 and December 31, 2023 were as follows:

(in millions)	March 31, 2024	December 31, 2023
Leasehold improvements	$77.8	$91.3
Equipment	151.5	147.6
Property, plant and equipment, gross	229.3	238.9
Less accumulated depreciation	(110.8)	(119.9)
Property, plant and equipment, net	$118.5	$119.0
During the three months ended March 31, 2023, the Company incurred $5.7 million of accelerated depreciation of leasehold improvements and equipment in connection with the Company's decision to cease the use of its corporate headquarters in Salt Lake City and transition corporate support operations to its new facility in west Salt Lake City. The Company formally assigned the previous corporate headquarters lease to a third party as of December 31, 2023. See Note 15 for further discussion.
The Company recorded depreciation during the respective periods as follows:

	Three months ended March 31,
(in millions)	2024	2023
Depreciation expense	$4.9	$8.7
6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 are as follows:

(in millions)	Total
Beginning balance	$287.4
Translation adjustments	(0.4)
Ending balance	$287.0
Intangible Assets
Intangible assets consist of amortizable assets of developed technologies, customer relationships, and trademarks. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At March 31, 2024
Developed technologies	$625.4	$(305.4)	$320.0
Internal-use software	1.6	(0.3)	1.3
Internal-use software (in-process)	13.0	—	13.0
Customer relationships	1.6	(0.2)	1.4
Trademarks	6.1	(0.9)	5.2
Total intangible assets	$647.7	$(306.8)	$340.9

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2023
Developed technologies	$626.1	$(295.3)	$330.8
Internal-use software	0.8	(0.1)	0.7
Internal-use software (in-process)	11.2	—	11.2
Customer relationships	1.6	(0.2)	1.4
Trademarks	6.1	(0.7)	5.4
Total intangible assets	$645.8	$(296.3)	$349.5
The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended March 31,
(in millions)	2024	2023
Amortization of intangible assets	$10.8	$10.7
7.ACCRUED LIABILITIES
The Company's accrued liabilities at March 31, 2024 and December 31, 2023 were as follows:

(in millions)	March 31, 2024	December 31, 2023
Employee compensation and benefits	$37.8	$49.7
Accrued taxes payable	6.1	4.6
Refunds payable and reserves	19.1	20.1
Short-term contingent consideration	3.0	3.1
Accrued royalties	5.7	5.3
Legal settlement	6.0	6.0
Lease termination accrual	4.4	4.4
Other accrued liabilities	17.1	20.7
Total accrued liabilities	$99.2	$113.9
8.LONG-TERM DEBT
On June 30, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million, with JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, the other lender parties thereto, and certain of the Company's domestic subsidiaries (the "Guarantors"). On October 31, 2023, the Company entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility, which was effected through a new commitment provided by a new lender, Goldman Sachs Bank USA. The ABL Facility matures on June 30, 2026. The obligations of the Company are guaranteed by the Guarantors, and the ABL Facility is secured by substantially all of the assets of the Company and the Guarantors. The Company had long-term debt of $40.0 million under the ABL Facility at March 31, 2024 and December 31, 2023, net of $1.3 million and $1.5 million of debt issuance costs, respectively. Proceeds from the ABL Facility were or will be used for the working capital needs and general corporate purposes of the Company and its subsidiaries.

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

Loans outstanding under the ABL Facility will bear interest at a rate per annum equal to, at the option of the Company, either (a) the greatest of (i) the daily Prime Rate, (ii) the daily NYFRB Rate plus 0.50%, and (iii) the monthly Adjusted Term SOFR Rate (as defined below) plus 1.00% (the “ABR”) plus an applicable margin ranging from 1.00% to 1.50% depending on the aggregate average unused availability under the ABL Facility during the prior quarter or (b) term SOFR for a tenor of one, three or six months (at the Company’s election) plus 0.10% (the “Adjusted Term SOFR Rate”) plus an applicable margin ranging from 2.00% to 2.50% depending on the average unused availability under the ABL Facility during the prior quarter, with an ABR floor of 1.00% and an Adjusted Term SOFR Rate floor of 0.00%. Under the ABL Facility the undrawn fee ranges from 37.5 to 50 basis points based on the daily amount of the available revolving commitment. The weighted average interest rate for borrowings under the ABL Facility as of March 31, 2024 was 8.71%.

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

The ABL Facility contains customary loan terms, interest rates, representations and warranties and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. Covenants under the ABL Facility limit or restrict the Company and its subsidiaries' ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The ABL Facility requires the Company and the Guarantors, on a consolidated basis, to maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. As of March 31, 2024, availability under the ABL Facility was $41.3 million. In addition, the ABL Facility includes a number of customary events of default. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding amounts under the ABL Facility may become due and payable immediately.

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

9.OTHER LONG-TERM LIABILITIES
The Company's other long-term liabilities at March 31, 2024 and December 31, 2023 were as follows:

(in millions)	March 31, 2024	December 31, 2023
Contingent consideration	$2.4	$2.3
Escrow liability	7.5	7.5
Legal settlement	24.0	24.0
Other	6.7	7.5
Total other long-term liabilities	$40.6	$41.3
Contingent consideration as of March 31, 2024 consisted of the long-term portion of contingent consideration related to the acquisition of Sividon.

On October 23, 2023 (the "Effective Date"), the Company and Ravgen, Inc. ("Ravgen") entered into a settlement agreement pursuant to which the parties agreed to settle a pending lawsuit. Subject to the terms of the settlement agreement, the Company agreed to pay Ravgen a contingent payment of $21.25 million payable in five annual installments, with (1) the first installment of $5.0 million payable on the later of (a) 30 days after notification in writing by Ravgen of the successful conclusion in favor of Ravgen of all of Ravgen's litigations and patent reexaminations pending as of the Effective Date and (b) January 1, 2026 (the "Contingent Payment Date"); (2) the second installment of $5.0 million on the first anniversary of the Contingent Payment Date; (3) the third installment of $5.0 million on the second anniversary of the Contingent Payment Date; (4) the fourth installment of $5.0 million on the third anniversary of the Contingent Payment Date; and (5) $1.25 million on the fourth anniversary of the Contingent Payment Date. Additionally, the Company agreed to pay Ravgen a minimum of $12.75 million in three installment payments of which $7.75 million is outstanding as of March 31, 2024. The remaining payments will be made in two installments: (1) $5.0 million on or before October 31, 2024 and (2) $2.75 million on or before October 31, 2025. The Company has accrued $5.0 million in Accrued Liabilities and $24.0 million in Other long-term liabilities for these payments in the Company's Condensed Consolidated Balance Sheet as of March 31, 2024.
10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at March 31, 2024.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 90.5 million shares of common stock issued and outstanding at March 31, 2024.
Shares of common stock issued and outstanding

	Three months ended March 31,
(in millions)	2024	2023
Beginning common stock issued and outstanding	89.9	81.2
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	0.6	0.3
Common stock issued and outstanding at end of period	90.5	81.5
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended March 31,
(in millions)	2024	2023
Denominator:
Weighted-average shares outstanding used to compute basic EPS	89.9	81.3
Effect of dilutive shares	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	89.9	81.3
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended March 31,
(in millions)	2024	2023
Anti-dilutive options and RSUs excluded from EPS computation	6.3	5.6

11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors, to make grants of restricted stock and restricted stock unit awards to employees, consultants, and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 1, 2023, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 4.8 million shares. As of March 31, 2024, the Company had 2.5 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or the CHCC on an award-by-award basis. RSUs granted to employees generally vest either ratably over three or four years or as cliff vesting after three years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of performance-based RSUs ("PSUs") awarded to certain employees may be increased or reduced based on certain additional performance and market metrics. RSUs granted to non-employee directors vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant. Options granted to the Company's President and Chief Executive Officer as an inducement to his employment expire on August 13, 2027.
The performance and market conditions associated with PSU awards granted during the three months ended March 31, 2024 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2024 through December 31, 2026, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2026 results. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represent market conditions and, accordingly, the estimated fair value of such awards are recognized over the performance period.
Stock Options
A summary of the stock option activity for the three months ended March 31, 2024 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	0.7	$13.38
Options outstanding at March 31, 2024	0.7	13.38
Options exercisable at March 31, 2024	0.5	$13.38
As of March 31, 2024, there was $0.3 million of total unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of 0.4 years. There were no options granted during the three months ended March 31, 2024.

Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plan and inducement awards, including PSU awards, for the three months ended March 31, 2024 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2023	4.4	$24.37
RSUs granted	2.3	22.29
Less:
RSUs vested	(1.0)	25.18
RSUs canceled	(0.1)	26.55
RSUs unvested and outstanding at March 31, 2024	5.6	$23.36
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors of the Company on September 23, 2021 and the stockholders on June 2, 2022 (the "Amended and Restated 2012 Purchase Plan"), under which 4.0 million shares of common stock were authorized. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2024 started on December 1, 2023 and will end on May 31, 2024. The second offering period of 2024 will begin on June 1, 2024 and will end on November 30, 2024. As of March 31, 2024, 1.3 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
(in millions)	2024	2023
Shares purchased under the plan	—	—
Plan compensation expense	$0.5	$0.5
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended March 31,
(in millions)	2024	2023
Cost of testing revenue	$0.3	$0.3
Research and development expense	1.2	0.6
Selling, general, and administrative expense	10.5	6.6
Total stock-based compensation expense	$12.0	$7.5
As of March 31, 2024, there was $104.2 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.5 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.

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
For the three months ended March 31, 2024, there was $0.1 million in income tax expense, or approximately (0.4)% of pre-tax loss, compared to an income tax expense of $2.1 million, or approximately (4.0)% of pre-tax loss, for the three months ended March 31, 2023. For the three months ended March 31, 2024, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets. For the three months ended March 31, 2023, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances and uncertain tax positions.
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
As of March 31, 2024, except as noted below, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

Stockholder Derivative Actions
On August 9, 2021, a stockholder derivative complaint was filed in the Delaware Court of Chancery against the Company's former President and Chief Executive Officer, Mark C. Capone, its former Chief Financial Officer, R. Bryan Riggsbee, its former Executive Vice President of Clinical Development, Bryan M. Dechairo, and certain of the Company's current and former directors, Lawrence C. Best, Walter Gilbert, John T. Henderson, Heiner Dreismann, Dennis Langer, Lee N. Newcomer, S. Louise Phanstiel, and Colleen F. Reitan (collectively, the "Individual Defendants"), and the Company, as nominal defendant. The complaint is premised upon similar allegations that were set forth in the securities class action lawsuit that was settled and then dismissed by the U.S. District Court for the District of Utah in December 2023 (the "Securities Class Action"), including that the Individual Defendants made false and misleading statements regarding the Company's business and operations. The plaintiff, Donna Hickock, asserts breach of fiduciary duty and unjust enrichment claims against the Individual Defendants and seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged breaches, or disgorgement or restitution, from each of the Individual Defendants, plus interest. Plaintiff Hickock also seeks legal and other costs and fees relating to this action. On November 19, 2021, this action was stayed by the Delaware Court of Chancery pending the resolution of the securities class action lawsuit.
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
On March 3, 2022, the Delaware Court of Chancery consolidated the Hickock and Kogus derivative actions and stayed the consolidated action. On April 19, 2024, the Court of Chancery ordered that Leo Shumacher be substituted for Ms. Kogus as a plaintiff in this consolidated action.
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
On April 30, 2024, the parties across all of the foregoing stockholder derivative actions entered into a global stipulation of settlement to resolve the actions (the "Settlement"). On May 3, 2024, the parties submitted the Settlement to the Delaware Court of Chancery for approval. As part of the Settlement, (i) the Company agreed to adopt or implement certain corporate governance reforms; and (ii) the parties agreed that plaintiffs' counsel will apply to the court for an award of attorneys' fees and expenses not to exceed $950,000 to be paid by the Company, and that the Individual Defendants and the Company will not oppose or object to the requested fee award. The Settlement contains no admission of liability, wrongdoing or responsibility by any of the parties. The Settlement is subject to approval by the Delaware Court of Chancery.

The Company has accrued $950,000 for the pending settlement of the foregoing stockholder derivative actions, which is included in Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024.
Other Legal Proceedings
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.

14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the three months ended March 31, 2024 and March 31, 2023 are as follows:

	Three months ended March 31,
(in millions)	2024	2023
Cash paid for income taxes	$—	$0.3
Cash paid for interest	0.2	—
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$(0.3)	$6.0
Operating lease liabilities	(3.1)	6.0
Tenant improvement allowance not yet received	—	2.7
Purchases of property, plant and equipment and capitalization of internal-use software in accounts payable and accrued liabilities	4.5	8.0
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that agrees to the amounts included in the Condensed Consolidated Statements of Cash Flows.

	Three months ended March 31,
(in millions)	2024	2023
Cash and cash equivalents	$96.9	$53.6
Restricted cash	8.7	9.5
Total cash, cash equivalents, and restricted cash	$105.6	$63.1
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
Due to the increase in remote and hybrid work and the Company's need to ensure its facilities are designed to handle future growth, the Company has been executing on a multi-year strategy to reset its real estate footprint. As part of that strategy, during the three months ended March 31, 2023, the Company took full possession of the remaining phases of the west Salt Lake City facility and recognized an additional $5.9 million right-of-use asset and corresponding lease liability, net of tenant improvement allowance not yet received. Also during the three months ended March 31, 2023, the Company decided to cease the use of its corporate headquarters in Salt Lake City and transition corporate support operations to its new facility in west Salt Lake City, and as of December 31, 2023, the Company had formally assigned the lease for its previous corporate headquarters to a third party.
During the three months ended March 31, 2024, the Company terminated the lease for one of its Salt Lake City facilities. As a result of the termination, the short-term lease liability of $3.1 million associated with the lease was removed from the Company's Condensed Consolidated Balance Sheets. The total net gain recognized associated with the termination of the lease was $1.2 million, which is included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.
As of March 31, 2024, except as noted above, the Company expects to continue to occupy its existing facilities until the expiration of the leases.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss (in millions):

Ending balance December 31, 2023	$(3.7)
Period translation adjustments	(1.3)
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity	0.7
Ending balance March 31, 2024	$(4.3)
17.ACQUISITION
On February 1, 2024, the Company acquired from Intermountain Health select assets for an immaterial amount from its Intermountain Precision Genomics ("IPG") laboratory business, including the Precise Tumor Test, the Precise Liquid Test, and IPG's CLIA-certified laboratory in St. George, Utah ("Precise acquisition"). In connection with the Precise acquisition, the Company recognized a gain of $2.2 million, which is included in Other income in the Company's Condensed Consolidated Statements of Operations.
18.SUBSEQUENT EVENT
On April 10, 2024, the Company amended the lease for its west Salt Lake City, Utah headquarters to include approximately 63,000 additional square feet in anticipation of future operating needs. The lease has a term of 12 years, which is expected to commence in fiscal year 2026. Total future rent payments for the additional space are approximately $18.2 million.
On May 7, 2024, the Company signed a definitive agreement to sell its EndoPredict business to Eurobio Scientific ("Eurobio") for $10.0 million plus contingent consideration subject to certain earn-out conditions. As part of the transaction, the Company will license the rights to continue to produce and sell EndoPredict as a laboratory developed test in the U.S. and will license to Eurobio the right to sell Prolaris in vitro diagnostic kits outside the U.S. The closing of the transaction is subject to customary closing conditions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars and shares in millions, except per share data)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2024.
“We,” “us,” “our,” “Myriad” and the “Company” as used in this Quarterly Report on Form 10‑Q refer to Myriad Genetics, Inc., a Delaware corporation, and its subsidiaries.
Myriad, the Myriad logo, BRACAnalysis, BRACAnalysis CDx, Colaris, ColarisAP, MyRisk, Myriad myRisk, MyRisk Hereditary Cancer, myChoice, Tumor BRACAnalysis CDx, MyChoice CDx, Prequel, Prequel with Amplify, Amplify, Foresight, Foresight Universal Plus, Precise Tumor, Precise Oncology Solutions, Precise Liquid, Precise MRD, FirstGene, SneakPeek, SneakPeek Early Gender DNA Test, SneakPeek Snap, Urosuite, Mygenehistory, Health.Illuminated., RiskScore, Prolaris, GeneSight, and EndoPredict are registered trademarks or trademarks of Myriad. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.
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
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2024 and this Quarterly Report on Form 10-Q.
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
Personalized genetic data and digital and virtual consumer trends are converging to change traditional models of care. We believe significant growth opportunities exist to help patient populations with pressing health care needs through innovative genetic and precision medicine solutions and services. Our focus is on innovation and growth in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Pharmacogenomics. The pillars of our long-term growth strategy are founded on investments in science and innovation, technology-enabled operations, an elevated customer experience, strong commercial execution, and scalable operations. We believe our path to continued growth is driven by articulating our clinical differentiation, raising awareness with patients who we believe would benefit from testing products, and innovation that improves clinical outcomes, ease of use, and access. By investing in tech-enabled commercial tools, new laboratory facilities, advanced automation, and standardized processes and technology, we believe we will be able to reduce complexity and cost while enhancing our ability to scale and grow. We plan to expand some of our current products, such as our Foresight Universal Plus Test, which is an expanded carrier screening test that we anticipate launching in the second half of 2024. We also plan to launch new products, such as FirstGene, Precise Liquid, and Precise minimal residual disease, which we expect will help accelerate our growth. We intend to develop and enhance our products to support growth, improve patient and provider experience, and reach more patients of all backgrounds. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability.

Business Updates
Our recent significant business updates and financial highlights include the following:
•First quarter 2024 testing volumes grew 9% year-over-year, driven by 13% growth year-over-year in GeneSight test volumes, 9% growth year-over-year in hereditary cancer test volumes, and 9% growth year-over-year in Prenatal test volumes, partially offset by a 16% decrease year-over-year in Tumor Profiling.
•Revenue growth of 12% year-over-year for the quarter ended March 31, 2024.
•In February 1, 2024, we acquired select assets from Intermountain Healthcare's Intermountain Precision Genomics (IPG) laboratory business, including the Precise Tumor Test, the Precise Liquid Test, and IPG's CLIA-certified laboratory in St. George, Utah.
•In January 2024, we named George Daneker Jr., MD as President and Chief Clinical Officer of Oncology.
•In February 2024, we announced a collaboration with the National Cancer Center Hospital East to study the prognostic and predictive value of molecular residual disease (MRD) testing.
•In March 2024, we announced that a foundational patent granted for MRD with an early priority date and a patent granted for SneakPeek Snap Device.
Results of Operations for the Three Months Ended March 31, 2024 and 2023
The results of operations for the three months ended March 31, 2024 and 2023 are discussed below.
Revenue

	Three months ended March 31,		Change	% of total revenue
(in millions)	2024	2023	2024	2024	2023
Testing revenues:
Hereditary Cancer	$88.1	$75.7	$12.4	44%	42%
Tumor Profiling	30.9	37.3	(6.4)	15%	20%
Prenatal	44.3	36.2	8.1	22%	20%
Pharmacogenomics	38.9	32.0	6.9	19%	18%
Total revenue	$202.2	$181.2	$21.0	100%	100%
Test revenues increased $21.0 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to an increase in testing volume across the majority of our products. Hereditary Cancer revenues increased $12.4 million compared to the same period in the prior year due to a 9% increase in testing volume and a 7% increase in average revenue per test. Prenatal revenues increased $8.1 million compared to the same period in the prior year due to a 9% increase in testing volume and a 12% increase in average revenue per test due in part to retroactive coverage by a payor for one of our tests. Pharmacogenomics revenues increased $6.9 million compared to the same period in the prior year due primarily to a 13% increase in testing volume and a 7% increase in the average revenue per test. Tumor Profiling revenues decreased $6.4 million compared to the same period in the prior year due primarily to a decrease in volume for MyChoice CDx, which is largely driven by MyChoice CDx studies in the prior year.
Cost of Sales

	Three months ended March 31,
(in millions)	2024	2023	Change
Cost of testing revenue	$64.6	$59.2	$5.4
Cost of testing revenue as a % of total revenue	31.9%	32.7%
Cost of testing revenue for the three months ended March 31, 2024 increased $5.4 million compared to the same period in the prior year primarily due to an increase in volumes in Pharmacogenomics, Hereditary Cancer, and Prenatal products.

Research and Development Expense

	Three months ended March 31,
(in millions)	2024	2023	Change
Research and development expense	$24.9	$22.5	$2.4
Research and development expense as a % of total revenue	12.3%	12.4%
Research and development expense for the three months ended March 31, 2024 increased by $2.4 million compared to the same period in the prior year primarily due to a $2.5 million increase in compensation costs driven largely by an increase in the average compensation expense per employee.
Selling, General and Administrative Expense

	Three months ended March 31,
(in millions)	2024	2023	Change
Selling, general and administrative expense	$140.6	$151.7	$(11.1)
Selling, general and administrative expense as a % of total revenue	69.5%	83.7%
Selling, general and administrative expense decreased by $11.1 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to a $3.6 million decrease in depreciation expense driven by $5.7 million of accelerated depreciation in the prior period in connection with our decision to cease the use of our former corporate headquarters, a $2.8 million decrease in sales and marketing expenses, and a $1.7 million decrease in consulting costs.
Other Income (Expense), Net

	Three months ended March 31,
(in millions)	2024	2023	Change
Other income (expense), net	$2.0	$(0.4)	$2.4
Other income (expense), net increased for the three months ended March 31, 2024 as compared to the same period in the prior year due primarily to the $2.2 million gain recognized on the Precise acquisition in the current period.
Income Tax Expense

	Three months ended March 31,
(in millions)	2024	2023	Change
Income tax expense	$0.1	$2.1	$(2.0)
Effective tax rate	(0.4)%	(4.0)%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
For the three months ended March 31, 2024, there was $0.1 million income tax expense and our effective tax rate was (0.4)%. For the three months ended March 31, 2024, our effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets. For the three months ended March 31, 2023, our effective tax rate differs from the U.S. federal statutory rate primarily due to valuation allowances and uncertain tax positions.

Liquidity and Capital Resources
Our primary sources of liquidity are our cash, cash equivalents and marketable investment securities, our expected cash flows from operations, and, in certain circumstances as discussed below, amounts available for borrowing under our asset-based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and the other lender parties thereto (the "ABL Facility"). As of March 31, 2024, we had cash, cash equivalents and marketable investment securities of $104.3 million and availability under the ABL Facility was $41.3 million, subject to the minimum availability requirement under the ABL Facility. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology and acquisitions. We believe that investing organically through research and development and new product development or acquisitively to support our business strategy provides the best return on invested capital.
Our ABL Facility has a total maximum principal commitment of $115.0 million. The ABL Facility requires that we and our subsidiaries guaranteeing the indebtedness, on a consolidated basis, maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and, thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. As of March 31, 2024, we had $40.0 million outstanding under the ABL Facility and availability under the ABL Facility was $41.3 million, subject to the minimum availability requirement under the ABL Facility.
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
From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods. In April 2024, we entered into an amendment of our lease in west Salt Lake City, Utah to include approximately 63,000 additional square feet. The lease has a term of 12 years, which is expected to commence in the second half of 2026. Total future rent payments for the additional space are approximately $18.2 million.
Because of the technical nature of our business and our focus on science, research, and development, we are highly dependent upon our ability to attract and retain highly qualified and experienced management, scientific, and technical personnel. Loss of the services of or failure to recruit additional key management, scientific, and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our business, and it may have a material adverse effect on our business as a whole. Additionally, disruptions to our supply chain could cause shortages of critical materials required to conduct our business, which may have a material adverse effect on our business as a whole. In addition, as discussed below, inflation has had, and may continue to have, an impact on the costs we incur to attract and retain qualified personnel, costs to generate sales and produce testing results, and costs of laboratory supplies.
The following table represents the balances of cash, cash equivalents and marketable investment securities as of the dates set forth in the table below:

(in millions)	March 31, 2024	December 31, 2023	Change
Cash and cash equivalents	$96.9	$132.1	$(35.2)
Marketable investment securities	7.4	8.8	(1.4)
Cash, cash equivalents and marketable investment securities	$104.3	$140.9	$(36.6)
The decrease in cash, cash equivalents, and marketable investment securities as of March 31, 2024 as compared to December 31, 2023 was primarily driven by $18.6 million in cash used by operations, $6.7 million used for capital expenditures, and $8.7 million used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock.

The following table represents the Condensed Consolidated Cash Flow Statement:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Cash flows used in operating activities	$(18.6)	$(33.2)	$14.6
Cash flows provided by (used in) investing activities	(7.1)	34.6	(41.7)
Cash flows provided by (used in) financing activities	(8.8)	(4.9)	(3.9)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.8)	0.2	(1.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(35.3)	(3.3)	(32.0)
Cash, cash equivalents, and restricted cash at the beginning of the period	140.9	66.4	74.5
Cash, cash equivalents, and restricted cash at the end of the period	$105.6	$63.1	$42.5
Cash Flows from Operating Activities
We used less cash for operating activities for the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to an improvement in core operations driven by a 12% increase in revenues and a 12% decrease in expenses as a percentage of revenue, partially offset by the receipt of $13.2 million in tenant improvement allowance reimbursements in the prior period.
Cash Flows from Investing Activities
The increase in cash flows used in investing activities for the three months ended March 31, 2024 compared to the same period in the prior year was primarily due to the $56.6 million decrease in cash flows from marketable investment securities, partially offset by a $16.8 million decrease in capital expenditures.
Cash Flows from Financing Activities
The increase in cash flows used in financing activities for the three months ended March 31, 2024 compared to the same period in the prior year was due to a $3.8 million increase in cash used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock.
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
Critical Accounting Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on February 28, 2024. No significant changes to our accounting policies took place during the three months ended March 31, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates and foreign currency exchange risks.
We are exposed to interest rate risk primarily through borrowings under our ABL Facility. Our ABL Facility has a variable interest rate based on the Prime Rate, the NYFRB Rate, or the Secured Overnight Financing Rate ("SOFR"). An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by $0.4 million based on our $40.0 million debt outstanding on our ABL Facility as of March 31, 2024.

We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 9% of our revenues are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenues. Although we also have certain operations denominated in euros, Swiss francs, and British pounds, among other currencies, those operations are subject to less overall market risk due to the revenue and expenses being denominated in the same currency. During the three months ended March 31, 2024, our revenues were not materially impacted by foreign currency fluctuations but may be in the future. We do not currently utilize hedging strategies to mitigate foreign currency risk.
We maintain an investment portfolio in accordance with our written investment policy. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investments consist of debt securities of various types and maturities of one year or less and are classified as available-for-sale.
Although our investment policy guidelines are intended to ensure the preservation of principal, market conditions can result in high levels of uncertainty. Our ability to trade or redeem the securities in which we invest, including certain corporate bonds, may become difficult. Valuation and pricing of these securities can also become variable and subject to uncertainty. As of March 31, 2024, the unrealized losses in our investment portfolio were determined to be immaterial. We do not utilize derivative financial instruments to manage our interest rate risks.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 13, "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements, which are included herein.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on February 28, 2024 and this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K, other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

We depend on a limited number of third parties, or, in some cases, single-source suppliers, for equipment, reagents, other supplies, and specimen collection services. If these supplies or services become unavailable or are disrupted, then we may not be able to successfully perform our research, operate our business, or perform our tests on a timely basis or at all.

We currently rely on a small number of suppliers, or, in some cases, single-source suppliers, to provide our gene sequencing equipment, content enrichment equipment, multiplex protein analysis equipment, robots, and specialty reagents and other laboratory supplies required in connection with our testing and research and development activities. We believe that currently there are limited alternative suppliers of the equipment, robots, reagents and certain other supplies that we use in our business. The equipment, robots, reagents or other supplies may not remain available in commercial quantities at acceptable costs. In addition, we rely upon a limited number of commercial delivery services to provide us with laboratory supplies, and the disruption of such delivery services could adversely impact our business. If we are unable to obtain when needed additional or alternative equipment or robots, or an adequate supply of reagents or other ingredients or supplies at commercially reasonable rates, our ability to continue to identify genes and perform testing would be adversely affected. In addition, any loss or failure to perform by a single-source supplier could have a disruptive effect on our business, including our ability to perform testing, and could adversely affect our results of operations.

Furthermore, we rely on third-party laboratories and phlebotomy clinics to perform specimen collection services for us for patients taking some of our tests such as the Myriad Genetics Prequel® non-invasive prenatal screening test. In some locations, we rely on a limited number of third-party laboratories and phlebotomy clinics to perform these specimen collection services for us. The inability or refusal of a third-party laboratory or phlebotomy clinic to provide these services to us could significantly impede our ability to test patients and, consequently, could adversely affect our business. In addition, the consolidation of large laboratories and phlebotomy clinics may decrease the specimen collection facility options that are available to us, thus amplifying the risk if access to the remaining laboratories and phlebotomy clinics is denied.

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

Further, disruption in the global supply chain related to hostilities in Ukraine and the Middle East could impact our supply chain. For example, Houthi forces have attacked freighters in the Red Sea due to the ongoing conflict between Israel and Gaza. While we have not experienced material supply chain disruptions related to these global hostilities to date, we are unable to predict how these conflicts will develop or guarantee that we will not experience material supply chain disruptions in the future.

Changes in the way the FDA regulates tests performed by laboratories like ours could result in delay or additional expense in offering our tests and tests that we may develop in the future.

Historically, the FDA has exercised enforcement discretion with respect to most laboratory developed tests (LDTs) and has generally not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). As of December 31, 2023, none of our products other than MyChoice CDx and BRACAnalysis CDx are marketed by us under the FDA's requirements for medical devices. In recent years, the FDA publicly announced its intention to regulate certain LDTs and issued two draft guidance documents that set forth a proposed phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. However, these guidance documents were not finalized, and in 2017, the FDA issued an informal discussion paper reflecting some of the feedback the FDA had received on the proposed LDT regulatory system.

Subsequently, in October 2023, the FDA issued a proposed rule to regulate LDTs under the current medical device framework and proposed to phase out the current enforcement discretion policy; the public comment period ended in early December 2023. The agency’s final rule was released to the public on April 29, 2024 and then officially published in the Federal Register on May 6, 2024, with an effective date of July 5, 2024.

The final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. Litigation challenging the agency’s authority to adopt this final rule is highly likely, although the outcome of such litigation is uncertain. Litigation challenging the final rule may also have an impact on the FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the administrative agency action, which may be disruptive to the industry and to patient access to certain diagnostic tests. Until any regulatory changes become effective, the FDA is expected to continue to exercise enforcement discretion; although it may attempt to regulate certain LDTs on a case-by-case basis at any time, which could result in delay or additional expense in offering our tests and tests that we may develop in the future.

In addition, for several years bipartisan members of Congress have been negotiating legislation with the FDA and industry stakeholders to regulate in vitro clinical tests including LDTs under a shared FDA/CMS framework. Most recently, reform legislation entitled the Verifying Accurate, Leading-edge IVCT Development (VALID) Act received increasing congressional support. As drafted and re-introduced for consideration by the current Congress, the VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices that includes products currently regulated as in vitro diagnostics (IVDs) as well as LDTs. If enacted, the VALID Act's regulatory framework would give the FDA the authority to ensure IVCTs are both analytically and clinically valid while CMS would retain the authority to ensure the quality of operations within laboratories. All LDTs on the market prior to enactment of the legislation would be grandfathered and not subject to the new regulation. The FDA’s October 2023 publication of the LDT proposed rule that would apply the existing medical device framework to laboratory-developed products renewed stakeholder calls for a more targeted approach to modernizing federal oversight of clinical diagnostic tests. Most recently, on March 21, 2024, the House Energy and Commerce held a subcommittee hearing titled “Evaluating Approaches to Diagnostic Test Regulation and the Impact of the FDA’s Proposed Rule.” The private witnesses testifying at the hearing expressed broad support for the bipartisan VALID Act instead of the FDA’s proposal to use its medical device authorities. It remains possible that congressional action in this area could displace the need for the FDA to implement its recently finalized rulemaking.

It is unclear whether Congress will take action, through the VALID Act or otherwise, to supersede FDA’s recent final rule with comprehensive diagnostic reform legislation, or whether such legislation would be signed into law by the President. In addition, at this time it is unclear what testing and data may be required to support any required FDA clearance or approval of our tests, should the final rule be fully implemented as envisioned by FDA and HHS. If the VALID Act is enacted, or if the FDA were to fully implement the final rule to regulate most LDTs as medical devices, it could have a materially adverse impact on our results of operations.

FDA regulation of our GeneSight Psychotropic test could be disruptive to our business.

As described further above, the FDA has long claimed authority to regulate LDTs but has exercised its “enforcement discretion” to limit enforcement of in vitro diagnostic regulatory requirements on this category of products. In May 2024, the FDA issued a final rule to regulate LDTs under the current medical device framework and proposed to phase out the current enforcement discretion policy. Further, the FDA has from time to time appeared to increase its attention to the marketing of pharmacogenomic tests. For example, in late 2018, the FDA issued a safety communication regarding “genetic tests that claim results can be used to help physicians identify which antidepressant medication would have increased effectiveness or side effects compared to other antidepressant medications.” This safety communication explained that the FDA had reached out to several firms marketing such pharmacogenomic tests where the FDA believed the relationship between genetic variations and a medication’s effects had not been established, including a warning letter to Inova Genomics Laboratory.

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

Since submitting our proposal to the FDA, we engaged with our trade association in their efforts to defend the offering of pharmacogenomic tests and to monitor broader developments across the stakeholder community. In response to public letters from the national laboratory trade association and patient groups, on February 20, 2020, the FDA announced a new “collaboration between FDA’s Center for Devices and Radiological Health and Center for Drug Evaluation and Research intended to provide the agency’s view of the state of the current science in pharmacogenomics.” Although the announcement again asserted that some pharmacogenomic test offerings may be potentially dangerous, the agency also acknowledged that pharmacogenomic testing “offers promise for informing the selection or dosing of some medications for certain individuals” when there is sufficient evidence demonstrating a relationship between how a person's genes may impact their metabolism of a drug or how they may respond to the drug. In conjunction with the announcement, the FDA also released an updated “Table of Pharmacogenomic Associations,” which lists gene-drug interactions that the agency believes are supported by FDA-approved drug labeling and/or “sufficient scientific evidence based on published literature.” The Table has been updated periodically since that time. Based on our discussions with the agency and these developments, we have not implemented our proposal to the FDA regarding the GeneSight test. While we see these developments as signaling a positive shift in the FDA’s approach to regulating pharmacogenomic tests, we cannot predict with certainty the outcome of this matter, its timing or whether the ultimate form of the GeneSight Psychotropic Mental Health Medication test offering, if it must be changed, will have an adverse effect on our revenues from the test.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 8, 2024	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: May 8, 2024	By:	/s/ Scott J. Leffler
Scott J. Leffler
Chief Financial Officer
(Principal financial officer)

Date: May 8, 2024	By:	/s/ Natalie Munk
Natalie Munk
Chief Accounting Officer
(Principal accounting officer)