Form 10-Q
period 2024-06-30
MYRIAD GENETICS INC
filed 2024-08-07
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2024, the registrant had 90,820,354 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

PART I - Financial Information
Item 1.    Financial Statements.
MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$92.4	$132.1
Marketable investment securities	4.9	8.8
Trade accounts receivable	117.8	114.3
Inventory	26.1	22.0
Prepaid taxes	18.4	17.0
Prepaid expenses and other current assets	21.6	19.4
Assets held for sale	10.4	—
Total current assets	291.6	313.6
Operating lease right-of-use assets	56.5	61.6
Property, plant, and equipment, net	116.3	119.0
Intangibles, net	319.5	349.5
Goodwill	286.3	287.4
Other assets	14.9	15.4
Total assets	$1,085.1	$1,146.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33.3	$25.8
Accrued liabilities	98.3	113.9
Current maturities of operating lease liabilities	13.3	16.2
Liabilities held for sale	4.0	—
Total current liabilities	148.9	155.9
Unrecognized tax benefits	31.1	30.2
Long-term debt	38.8	38.5
Noncurrent operating lease liabilities	91.2	97.4
Other long-term liabilities	34.6	41.3
Total liabilities	344.6	363.3
Commitments and contingencies
Stockholders’ equity:
Common stock, 90.9 and 89.9 shares outstanding at June 30, 2024 and December 31, 2023, respectively	0.9	0.9
Additional paid-in capital	1,435.8	1,415.5
Accumulated other comprehensive loss	(4.0)	(3.7)
Accumulated deficit	(692.2)	(629.5)
Total stockholders' equity	740.5	783.2
Total liabilities and stockholders’ equity	$1,085.1	$1,146.5
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Testing revenue	$211.5	$183.5	$413.7	$364.7
Costs and expenses:
Cost of testing revenue	64.4	57.8	128.9	117.0
Research and development expense	27.1	21.2	52.7	43.7
Selling, general, and administrative expense	144.9	140.7	284.9	292.4
Legal settlements	—	77.5	—	77.5
Goodwill and long-lived asset impairment charges	11.6	—	11.6	—
Total costs and expenses	248.0	297.2	478.1	530.6
Operating loss	(36.5)	(113.7)	(64.4)	(165.9)
Other income (expense):
Interest income	0.4	0.5	1.0	1.2
Interest expense	(0.8)	(0.5)	(1.3)	(1.0)
Other	(0.3)	(2.4)	1.6	(3.0)
Total other income (expense), net	(0.7)	(2.4)	1.3	(2.8)
Loss before income tax	(37.2)	(116.1)	(63.1)	(168.7)
Income tax (benefit) expense	(0.5)	—	(0.4)	2.1
Net loss	$(36.7)	$(116.1)	$(62.7)	$(170.8)
Net loss per share:
Basic and diluted	$(0.41)	$(1.42)	$(0.69)	$(2.10)
Weighted average shares outstanding:
Basic and diluted	90.6	81.7	90.3	81.5
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(36.7)	$(116.1)	$(62.7)	$(170.8)
Change in unrealized loss on available-for-sale debt securities, net of tax	0.1	1.0	0.1	2.2
Change in foreign currency translation adjustment, net of tax	0.1	0.5	(1.0)	0.8
Reclassification adjustments for losses included in net loss, net of tax	—	0.9	—	1.4
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity, net of tax	—	0.5	0.7	0.5
Comprehensive loss	$(36.5)	$(113.2)	$(62.9)	$(165.9)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2022	$0.8	$1,260.1	$(8.9)	$(366.2)	$885.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.9)	—	—	(4.9)
Stock-based payment expense	—	7.5	—	—	7.5
Net loss	—	—	—	(54.7)	(54.7)
Other comprehensive income, net of tax	—	—	1.5	—	1.5
BALANCES AT MARCH 31, 2023	$0.8	$1,262.7	$(7.4)	$(420.9)	$835.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.9	—	—	2.9
Stock-based payment expense	—	11.2	—	—	11.2
Net loss	—	—	—	(116.1)	(116.1)
Other comprehensive income, net of tax	—	—	2.0	—	2.0
BALANCES AT JUNE 30, 2023	$0.8	$1,276.8	$(5.4)	$(537.0)	$735.2

BALANCES AT DECEMBER 31, 2023	$0.9	$1,415.5	$(3.7)	$(629.5)	$783.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(8.7)	—	—	(8.7)
Stock-based payment expense	—	12.0	—	—	12.0
Net loss	—	—	—	(26.0)	(26.0)
Other comprehensive loss, net of tax	—	—	(0.5)	—	(0.5)
BALANCES AT MARCH 31, 2024	$0.9	$1,418.8	$(4.2)	$(655.5)	$760.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.5	—	—	2.5
Stock-based payment expense	—	14.5	—	—	14.5
Net loss	—	—	—	(36.7)	(36.7)
Other comprehensive income, net of tax	—	—	0.2	—	0.2
BALANCES AT JUNE 30, 2024	$0.9	$1,435.8	$(4.0)	$(692.2)	$740.5
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62.7)	$(170.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30.8	32.7
Non-cash lease expense	4.4	5.8
Stock-based compensation expense	26.5	18.7
Deferred income taxes	(1.6)	(0.7)
Unrecognized tax benefits	0.9	2.3
Bad debt expense	(0.7)	—
Net realized losses on marketable investment securities	—	1.4
Impairment of goodwill and long-lived assets	12.8	—
Gain on termination of lease	(3.1)	—
Gain on acquisition	(2.2)	—
Other non-cash adjustments	1.8	1.7
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2.1)	—
Trade accounts receivable	(4.5)	(10.1)
Inventory	(4.9)	(2.3)
Prepaid taxes	(1.4)	(0.1)
Other assets	0.7	(5.1)
Tenant improvement allowance received	—	16.3
Accounts payable	9.4	10.7
Accrued liabilities	(20.1)	65.4
Net cash used in operating activities	(16.0)	(34.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11.9)	(42.3)
Capitalization of internal-use software costs	(5.6)	—
Proceeds from maturities and sales of marketable investment securities	4.0	88.7
Net cash (used in) provided by investing activities	(13.5)	46.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	3.0	—
Payment of tax withheld for common stock issued under stock-based compensation plans	(9.2)	(5.1)
Proceeds from revolving credit facility	80.0	40.0
Repayment of revolving credit facility	(80.0)	—
Fees associated with issuance and refinancing of revolving credit facility	—	(1.4)
Payment on finance leases	(0.2)	—
Net cash (used in) provided by financing activities	(6.4)	33.5
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(1.5)	0.5
Change in cash and cash equivalents classified as held for sale	(2.3)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(39.7)	46.3
Cash, cash equivalents, and restricted cash at beginning of the period	140.9	66.4
Cash, cash equivalents, and restricted cash at end of the period	$101.2	$112.7
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
The Company has historically experienced seasonality in its business. Due to the annual reset of patient deductibles at the beginning of the year, the Company has historically experienced a decrease in test volumes and reduction in the average revenue per test for the six months ended June 30. For the six months ended June 30, 2024 and 2023, the Company did not experience this seasonality impact to the same extent as prior years. Additionally, operating results for the three and six months ended June 30, 2024 may not necessarily be indicative of results to be expected for any other interim period or for the full year and historical patterns of seasonality may continue in future periods. For example, the volume of testing is typically negatively impacted by the summer season, which is generally reflected in the quarter ended September 30.
Assets and Liabilities Held for Sale Policy
Assets and liabilities held for sale ("Net Assets held for Sale") represent receivables, inventory, intangibles, and other assets and liabilities that have met the criteria of "held for sale" accounting, as specified by Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment, and are recorded at the lower of carrying value or fair value less costs to sell. Fair value is based on the estimated proceeds from the sale of net assets and estimates of the costs to sell that include direct costs that are estimable and probable. Assets and liabilities classified as held for sale are expected to be sold within twelve months following their initial classification as held for sale. See Note 18 for additional information regarding assets and liabilities held for sale.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning after December 15, 2023 and for interim periods within fiscal years December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information on the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications have no impact on the Company's total assets, total liabilities, stockholders' equity, or cash flows from operations.

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
The following table presents detail regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three months ended June 30,
	2024			2023
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$80.9	$10.6	$91.5	$64.5	$12.2	$76.7
Tumor Profiling	26.7	5.9	32.6	27.3	8.7	36.0
Prenatal	44.2	0.2	44.4	35.4	0.2	35.6
Pharmacogenomics	43.0	—	43.0	35.2	—	35.2
Total revenue	$194.8	$16.7	$211.5	$162.4	$21.1	$183.5

	Six months ended June 30,
	2024			2023
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$157.2	$22.4	$179.6	$128.5	$23.9	$152.4
Tumor Profiling	50.6	12.9	63.5	56.1	17.2	73.3
Prenatal	88.3	0.4	88.7	71.4	0.4	71.8
Pharmacogenomics	81.9	—	81.9	67.2	—	67.2
Total revenue	$378.0	$35.7	$413.7	$323.2	$41.5	$364.7
Under ASC 606: Revenue from Contracts with Customers, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company performs its obligation under a contract with a customer by processing tests and communicating the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company’s performance of its contractual obligations. When this occurs, the Company records a contract liability as Deferred revenue, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
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
Cash collections for certain tests delivered may differ from rates estimated, primarily driven by changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, and settlements with third-party payors. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the three months ended June 30, 2024 and the three and six months ended June 30, 2023, the impact of the amounts to be recognized for previously delivered tests was not material to the Company's Condensed Consolidated Statements of Operations. During the six months ended June 30, 2024, the Company recognized $6.3 million in revenue, which resulted in a $0.07 impact to earnings per share for tests in which the performance obligation was met in prior periods, primarily driven by changes in the estimated transaction price. Additionally, during the six months ended June 30, 2024, the Company recognized $3.0 million in revenue due to a retroactive coverage change by a payor for one of its prenatal products.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to loss by placing its cash in financial institutions with high credit ratings. The Company's cash may consist of deposits held with banks that may at times exceed federally insured limits of $250,000 per customer. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related healthcare programs are funded by the U.S. and state governments.
The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented 11% of total revenue for the three and six months ended June 30, 2024 and 12% and 11% of total revenue for the three and six months ended June 30, 2023, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. The Company has only one payor that accounted for more than 10% of accounts receivable at June 30, 2024 and December 31, 2023. The balance of accounts receivable from the payor represented 13% and 12% of the total accounts receivable balance as of June 30, 2024 and December 31, 2023, respectively. The Company does not require collateral from its customers.

3.MARKETABLE INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for debt securities classified as available-for-sale securities by major security type and class of security at June 30, 2024 and December 31, 2023 were as follows:

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2024
Cash and cash equivalents:
Cash	$88.3	$—	$—	$88.3
Cash equivalents	6.4	—	—	6.4
Total cash and cash equivalents	94.7	—	—	94.7
Reclassification to assets held for sale	(2.3)	—	—	(2.3)
Total cash and cash equivalents	92.4	—	—	92.4
Available-for-sale:
Corporate bonds and notes	4.3	—	—	4.3
Municipal bonds	0.6	—	—	0.6
Total	$97.3	$—	$—	$97.3

(in millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2023
Cash and cash equivalents:
Cash	$129.9	$—	$—	$129.9
Cash equivalents	2.2	—	—	2.2
Total cash and cash equivalents	132.1	—	—	132.1
Available-for-sale:
Corporate bonds and notes	8.4	—	(0.1)	8.3
Municipal bonds	0.5	—	—	0.5
Total	$141.0	$—	$(0.1)	$140.9
Cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities were as follows at June 30, 2024:

(in millions)	Amortized cost	Estimated fair value
Cash	$88.3	$88.3
Cash equivalents	6.4	6.4
Available-for-sale:
Due within one year	4.9	4.9
Total	99.6	99.6
Reclassification to assets held for sale	(2.3)	(2.3)
Total cash, cash equivalents, and maturities of debt securities classified as available-for-sale securities	$97.3	$97.3
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
The fair value of the Company’s long-term debt, which it considers a Level 2 measurement, is estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements. The fair value of the Company’s long-term debt is estimated to be $39.8 million at June 30, 2024.
The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis:

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2024
Money market funds (a)	$6.4	$—	$—	$6.4
Corporate bonds and notes	1.4	2.9	—	4.3
Municipal bonds	—	0.6	—	0.6
Contingent consideration	—	—	—	—
Total	$7.8	$3.5	$—	$11.3
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Money market funds (a)	$2.2	$—	$—	$2.2
Corporate bonds and notes	—	8.3	—	8.3
Municipal bonds	—	0.5	—	0.5
Contingent consideration	—	—	(5.4)	(5.4)
Total	$2.2	$8.8	$(5.4)	$5.6
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.

During the six months ended June 30, 2024, the Company signed a definitive agreement to sell its EndoPredict business to Eurobio Scientific and classified the associated assets and liabilities as held for sale. The Company recognized a $10.2 million impairment based on the estimated net sale price of the EndoPredict business. The fair value used in the analysis was considered a Level 2 measurement.
The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance at December 31, 2023	$5.4
Change in fair value recognized in the Statements of Operations	0.5
Payment of contingent consideration	(5.8)
Translation adjustments recognized in Other comprehensive loss	(0.1)
Ending balance at June 30, 2024	$—
For the Level 2 contingent consideration related to the acquisition of Gateway Genomics, LLC ("Gateway"), the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using then current financial projections. As of June 30, 2024, the Company has estimated a fair value of $0 related to the Gateway contingent consideration as the achievement of the contingent consideration targets is not considered probable.
5.PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment at June 30, 2024 and December 31, 2023 were as follows:

(in millions)	June 30, 2024	December 31, 2023
Leasehold improvements	$78.1	$91.3
Equipment	153.3	147.6
Property, plant and equipment, gross	231.4	238.9
Less accumulated depreciation	(114.3)	(119.9)
Property, plant and equipment, net	$117.1	$119.0
Reclassification to assets held for sale	(0.8)	$—
Property, plant and equipment, net	$116.3	$119.0
During the six months ended June 30, 2023, the Company incurred $5.7 million of accelerated depreciation of leasehold improvements and equipment in connection with the Company's decision to cease the use of its corporate headquarters in Salt Lake City, Utah, and transition corporate support operations to its new facility in west Salt Lake City. The Company formally assigned the previous corporate headquarters lease to a third party as of December 31, 2023. See Note 15 for further discussion.
The Company recorded depreciation during the respective periods as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Depreciation expense	$4.6	$2.7	$9.7	$11.4
6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2024 are as follows:

(in millions)	Total
Beginning balance	$287.4
Goodwill impairment	(0.8)
Translation adjustments	(0.3)
Ending balance	$286.3

The Company recognized a goodwill impairment charge of $0.8 million during the six months ended June 30, 2024 related to the goodwill allocated to assets held for sale in the Myriad International reporting unit. The goodwill impairment charge is reflected in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations. See Note 18 for further discussion.
Intangible Assets
Intangible assets consist of amortizable assets of developed technologies, customer relationships, and trademarks. The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At June 30, 2024
Developed technologies	$624.1	$(315.1)	$309.0
Internal-use software	1.6	(0.4)	1.2
Internal-use software (in-process)	16.0	—	16.0
Customer relationships	1.6	(0.3)	1.3
Trademarks	6.1	(1.0)	5.1
Total intangible assets	649.4	$(316.8)	332.6
Reclassification of assets held for sale	(21.6)	$8.5	(13.1)
Total intangible assets	$627.8	$(308.3)	$319.5

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2023
Developed technologies	$626.1	$(295.3)	$330.8
Internal-use software	0.8	(0.1)	0.7
Internal-use software (in-process)	11.2	—	11.2
Customer relationships	1.6	(0.2)	1.4
Trademarks	6.1	(0.7)	5.4
Total intangible assets	$645.8	$(296.3)	$349.5
The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Amortization of intangible assets	$10.6	$10.6	$21.4	$21.3

7.ACCRUED LIABILITIES
The Company's accrued liabilities at June 30, 2024 and December 31, 2023 were as follows:

(in millions)	June 30, 2024	December 31, 2023
Employee compensation and benefits	$45.2	$49.7
Accrued taxes payable	4.6	4.6
Refunds payable and reserves	19.7	20.1
Short-term contingent consideration	—	3.1
Accrued royalties	6.4	5.3
Legal settlements	6.0	6.0
Lease termination accrual	4.3	4.4
Other accrued liabilities	14.4	20.7
Reclassification to liabilities held for sale	(2.3)	—
Total accrued liabilities	$98.3	$113.9
8.LONG-TERM DEBT
On June 30, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million, with JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, the other lender parties thereto, and certain of the Company's domestic subsidiaries (the "Guarantors"). On October 31, 2023, the Company entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility, which was effected through a new commitment provided by a new lender, Goldman Sachs Bank USA. The ABL Facility matures on June 30, 2026. The obligations of the Company are guaranteed by the Guarantors and the ABL Facility is secured by substantially all of the assets of the Company and the Guarantors. The Company had long-term debt of $40.0 million under the ABL Facility at June 30, 2024 and December 31, 2023, net of $1.2 million and $1.5 million of debt issuance costs, respectively. Proceeds from the ABL Facility were or will be used for the working capital needs and general corporate purposes of the Company and its subsidiaries.
Availability under the ABL Facility is subject to a borrowing base, which is the lesser of (a) 85% of the Company's and the Guarantor's eligible accounts receivable plus certain cash held in a segregated and fully-blocked account with the administrative agent in an amount up to $20.0 million ("Eligible Cash") minus any reserves established by the administrative agent in accordance with the ABL Facility, and (b) the aggregate amount of cash collections from eligible accounts of the Company and the Guarantors for the 60 consecutive days most recently ended. Subject to certain conditions, the Company can freely withdraw cash from the Eligible Cash account, provided that any reduction in the Eligible Cash amount will have a corresponding reduction in the borrowing base under the ABL Facility.
Loans outstanding under the ABL Facility will bear interest at a rate per annum equal to, at the option of the Company, either (a) the greatest of (i) the daily Prime Rate, (ii) the daily NYFRB Rate plus 0.5%, and (iii) the monthly Adjusted Term SOFR Rate (as defined below) plus 1.0% (the “ABR”) plus an applicable margin ranging from 1.0% to 1.5% depending on the aggregate average unused availability under the ABL Facility during the prior quarter or (b) term SOFR for a tenor of one, three or six months (at the Company’s election) plus 0.1% (the “Adjusted Term SOFR Rate”) plus an applicable margin ranging from 2.0% to 2.5% depending on the average unused availability under the ABL Facility during the prior quarter, with an ABR floor of 1.0% and an Adjusted Term SOFR Rate floor of 0.0%. Under the ABL Facility, the undrawn fee ranges from 37.5 to 50 basis points based on the daily amount of the available revolving commitment. The weighted average interest rate for borrowings under the ABL Facility as of June 30, 2024 was 8.7%.

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

The ABL Facility contains customary loan terms, interest rates, representations and warranties and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. Covenants under the ABL Facility limit or restrict the Company and its subsidiaries' ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The ABL Facility requires the Company and the Guarantors, on a consolidated basis, to maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. As of June 30, 2024, availability under the ABL Facility was $41.5 million. In addition, the ABL Facility includes a number of customary events of default. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding amounts under the ABL Facility may become due and payable immediately.

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
9.OTHER LONG-TERM LIABILITIES
The Company's other long-term liabilities at June 30, 2024 and December 31, 2023 were as follows:

(in millions)	June 30, 2024	December 31, 2023
Contingent consideration	$—	$2.3
Escrow liability	7.5	7.5
Legal settlements	24.0	24.0
Other	3.9	7.5
Reclassification to liabilities held for sale	(0.8)	—
Total other long-term liabilities	$34.6	$41.3
On October 23, 2023 (the "Effective Date"), the Company and Ravgen, Inc. ("Ravgen") entered into a settlement agreement pursuant to which the parties agreed to settle a pending lawsuit. Subject to the terms of the settlement agreement, the Company agreed to pay Ravgen a contingent payment of $21.25 million payable in five annual installments, with (1) the first installment of $5.0 million payable on the later of (a) 30 days after notification in writing by Ravgen of the successful conclusion in favor of Ravgen of all of Ravgen's litigations and patent reexaminations pending as of the Effective Date and (b) January 1, 2026 (the "Contingent Payment Date"); (2) the second installment of $5.0 million on the first anniversary of the Contingent Payment Date; (3) the third installment of $5.0 million on the second anniversary of the Contingent Payment Date; (4) the fourth installment of $5.0 million on the third anniversary of the Contingent Payment Date; and (5) $1.25 million on the fourth anniversary of the Contingent Payment Date. Additionally, the Company agreed to pay Ravgen a minimum of $12.75 million in three installment payments of which $7.75 million is outstanding as of June 30, 2024. The remaining payments will be made in two installments: (1) $5.0 million on or before October 31, 2024 and (2) $2.75 million on or before October 31, 2025. The Company has accrued $5.0 million in Accrued Liabilities and $24.0 million in Other long-term liabilities for these payments in the Company's Condensed Consolidated Balance Sheet as of June 30, 2024.
10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at June 30, 2024.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 90.9 million shares of common stock issued and outstanding at June 30, 2024.

Shares of common stock issued and outstanding

	Six months ended June 30,
(in millions)	2024	2023
Beginning common stock issued and outstanding	89.9	81.2
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	1.0	0.7
Common stock issued and outstanding at end of period	90.9	81.9
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Denominator:
Weighted-average shares outstanding used to compute basic EPS	90.6	81.7	90.3	81.5
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	90.6	81.7	90.3	81.5
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Anti-dilutive options and RSUs excluded from EPS computation	6.2	5.5	6.2	5.5
11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors, to make grants of restricted stock and restricted stock unit awards to employees, consultants, and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 1, 2023, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 4.8 million shares. As of June 30, 2024, the Company had 2.4 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued or reacquired shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or the CHCC on an award-by-award basis. RSUs granted to employees generally vest either ratably over three or four years or as cliff vesting after three years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of performance-based RSUs ("PSUs") awarded to certain employees may be increased or reduced based on certain additional performance and market metrics. RSUs granted to non-employee directors generally vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant. Options granted to the Company's President and Chief Executive Officer as an inducement to his employment expire on August 13, 2027.

The performance and market conditions associated with PSU awards granted during the six months ended June 30, 2024 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2024 through December 31, 2026, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2026 results. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represent market conditions and, accordingly, the estimated fair value of such awards is recognized over the performance period.
Stock Options
A summary of the stock option activity for the six months ended June 30, 2024 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	0.7	$13.38
Options outstanding at June 30, 2024	0.7	$13.38
Options exercisable at June 30, 2024	0.5	$13.38
As of June 30, 2024, there was $0.1 million of total unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of 0.2 years. There were no options granted during the six months ended June 30, 2024.
Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plan and inducement awards, including PSU awards, for the six months ended June 30, 2024 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2023	4.4	$24.37
RSUs granted	2.4	$22.29
Less:
RSUs vested	(1.2)	$25.10
RSUs canceled	(0.1)	$23.64
RSUs unvested and outstanding at June 30, 2024	5.5	$23.29

Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors of the Company on September 23, 2021 and the stockholders on June 2, 2022 (the "Amended and Restated 2012 Purchase Plan"), under which 4.0 million shares of common stock were authorized for issuance under the Amended and Restated 2012 Purchase Plan. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2024 started on December 1, 2023 and ended on May 31, 2024. The second offering period of 2024 began on June 1, 2024 and will end on November 30, 2024. As of June 30, 2024, 1.1 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Shares purchased under the plan	0.2	0.2	0.2	0.2
Plan compensation expense	$0.5	$0.7	$1.0	$1.2
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Cost of testing revenue	$0.4	$0.4	$0.7	$0.7
Research and development expense	1.6	1.1	2.8	1.7
Selling, general, and administrative expense	12.5	9.7	23.0	16.3
Total stock-based compensation expense	$14.5	$11.2	$26.5	$18.7
As of June 30, 2024, there was $92.6 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.3 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.
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
For the three months ended June 30, 2024, there was $0.5 million in income tax benefit, or approximately 1.3% of pre-tax loss, compared to no income tax expense (benefit) in the prior period, or approximately 0.0% of pre-tax loss, for the three months ended June 30, 2023. Income tax benefit for the six months ended June 30, 2024 was $0.4 million, or approximately 0.6% of pre-tax loss, compared to an income tax expense of $2.1 million, or approximately 1.2% of pre-tax loss, for the six months ended June 30, 2023. For the three and six months ended June 30, 2024 and 2023, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances and uncertain tax positions. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets.

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
As of June 30, 2024, except as noted below, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Stockholder Derivative Actions
On August 9, 2021, a stockholder derivative complaint was filed in the Delaware Court of Chancery against the Company's former President and Chief Executive Officer, Mark C. Capone, its former Chief Financial Officer, R. Bryan Riggsbee, its former Executive Vice President of Clinical Development, Bryan M. Dechairo, and certain of the Company's current and former directors, Lawrence C. Best, Walter Gilbert, John T. Henderson, Heiner Dreismann, Dennis Langer, Lee N. Newcomer, S. Louise Phanstiel, and Colleen F. Reitan (collectively, the "Individual Defendants"), and the Company, as nominal defendant. The complaint is premised upon similar allegations that were set forth in the securities class action lawsuit that was settled and then dismissed by the U.S. District Court for the District of Utah in December 2023 (the "Securities Class Action"), including that the Individual Defendants made false and misleading statements regarding the Company's business and operations. The plaintiff, Donna Hickock, asserts breach of fiduciary duty and unjust enrichment claims against the Individual Defendants and seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged breaches, or disgorgement or restitution, from each of the Individual Defendants, plus interest. Plaintiff Hickock also seeks legal and other costs and fees relating to this action. On November 19, 2021, this action was stayed by the Delaware Court of Chancery pending the resolution of the Securities Class Action.
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

On September 17, 2021, a stockholder derivative complaint was filed in the U.S. District Court in the District of Delaware against the Individual Defendants, and the Company, as nominal defendant. The action is premised upon similar allegations as set forth in the Securities Class Action and Hickock stockholder derivative action. The plaintiff, Karen Marcey, asserts that the Individual Defendants violated U.S. securities laws and breached their fiduciary duties, and also asserts unjust enrichment, waste of corporate assets and insider trading claims against all or some of the Individual Defendants. Plaintiff Marcey seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged violations and restitution from the Individual Defendants, plus interest and, on behalf of herself, legal and other costs and fees relating to this action. On January 4, 2022, this action was stayed by the U.S. District Court for the District of Delaware pending the resolution of the Securities Class Action.
On April 30, 2024, the parties across all of the foregoing stockholder derivative actions entered into a global stipulation of settlement to resolve the actions (the "Settlement"). On May 3, 2024, the parties submitted the Settlement to the Delaware Court of Chancery for approval. As part of the Settlement, (i) the Company agreed to adopt or implement certain corporate governance reforms; and (ii) the parties agreed that plaintiffs' counsel will apply to the court for an award of attorneys' fees and expenses not to exceed $0.95 million to be paid by the Company, and that the Individual Defendants and the Company will not oppose or object to the requested fee award. The Settlement contains no admission of liability, wrongdoing or responsibility by any of the parties.
On August 6, 2024, the Delaware Court of Chancery held a hearing to consider the Settlement. The parties expect a ruling shortly.
The Company has accrued $0.95 million for the settlement of the stockholder derivative actions, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024.
Other Legal Proceedings
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the six months ended June 30, 2024 and 2023 are as follows:

	June 30,
(in millions)	2024	2023
Cash paid for income taxes	$1.3	$1.1
Cash paid for interest	0.7	—
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$(0.3)	$8.4
Operating lease liabilities	(3.1)	8.7
Purchases of property, plant and equipment and capitalization of internal-use software in accounts payable and accrued liabilities	1.7	7.5
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that agrees to the amounts included in the Condensed Consolidated Statements of Cash Flows.

	June 30,
(in millions)	2024	2023
Cash and cash equivalents	$92.4	$102.8
Restricted cash	8.8	9.9
Total cash, cash equivalents, and restricted cash	$101.2	$112.7

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
Due to the increase in remote and hybrid work and the Company's need to ensure its facilities are designed to handle future growth, the Company has been executing on a multi-year strategy to reset its real estate footprint. As part of that strategy, during the three months ended June 30, 2023, the Company took full possession of the remaining phases of the west Salt Lake City, Utah facility and recognized an additional $5.9 million right-of-use asset and corresponding lease liability, net of tenant improvement allowance not yet received. Also during the three months ended June 30, 2023, the Company decided to cease the use of its corporate headquarters in Salt Lake City and transition corporate support operations to its new facility in west Salt Lake City, and as of December 31, 2023, the Company had formally assigned the lease for its previous corporate headquarters in Salt Lake City to a third party.
During the six months ended June 30, 2024, the Company terminated the lease for one of its Salt Lake City, Utah facilities. As a result of the termination, the short-term lease liability of $3.1 million associated with the lease was removed from the Company's Condensed Consolidated Balance Sheets. The total net gain recognized associated with the termination of the lease was $1.2 million, which is included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2024, the Company amended the lease for its west Salt Lake City, Utah headquarters to include approximately 63,000 additional square feet in anticipation of future operating needs. The lease has a term of 12 years, which is expected to commence in fiscal year 2026. Total future rent payments for the additional space are approximately $18.2 million.
As of June 30, 2024, except as noted above, the Company expects to continue to occupy its existing facilities until the expiration of the leases.
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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss (in millions):

Ending balance December 31, 2023	$(3.7)
Period translation adjustments	(1.0)
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity	0.7
Ending balance June 30, 2024	$(4.0)
17.ACQUISITION
On February 1, 2024, the Company acquired from Intermountain Health select assets from its Intermountain Precision Genomics ("IPG") laboratory business, including the Precise Tumor Test, the Precise Liquid Test, and IPG's CLIA-certified laboratory in St. George, Utah for an immaterial amount (the "Precise acquisition"). In connection with the Precise acquisition, the Company recognized a gain of $2.2 million, which is included in Other income in the Company's Condensed Consolidated Statements of Operations.

18.ASSETS AND LIABILITIES HELD FOR SALE
On May 7, 2024, the Company signed a definitive agreement to sell its EndoPredict business to Eurobio Scientific ("Eurobio") for $10.0 million, subject to customary closing adjustments, plus contingent consideration subject to certain earn-out conditions. As part of the transaction, the Company will license the rights to continue to produce and sell EndoPredict as a laboratory developed test outside of the European Union and will license to Eurobio the right to sell Prolaris in vitro diagnostic kits outside the U.S. The sale of the EndoPredict business closed on August 1, 2024.
The Company measured the Endopredict business at the lower of its carrying value less costs to sell and recognized an impairment on held for sale assets of $10.2 million during the quarter ended June 30, 2024. The impairment expense is recorded in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations.
The operating results of the EndoPredict business do not qualify for reporting as discontinued operations. The operations of the EndoPredict business are included in the Company's testing revenue. The following table presents information related to the assets and liabilities classified as held for sale at June 30, 2024:

(in millions)	Total
Assets
Cash	$2.3
Accounts Receivable	1.6
Inventory	1.6
Intangibles, net	13.1
Other assets	1.6
Total assets held for sale	$20.2
Less valuation allowance	(9.8)
Total assets held for sale	$10.4

Liabilities
Other liabilities	$4.0
Total liabilities held for sale	$4.0

Total net assets held for sale	$6.4

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
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2024, our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024, and this Quarterly Report on Form 10-Q.
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
Personalized genetic data and digital and virtual consumer trends are converging to change traditional models of care. We believe significant growth opportunities exist to help patient populations with pressing health care needs through innovative genetic and precision medicine solutions and services. Our focus is on innovation and growth in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Pharmacogenomics. The pillars of our long-term growth strategy are founded on investments in science and innovation, technology-enabled operations, an elevated customer experience, strong commercial execution, and scalable operations. We believe our path to continued growth is driven by articulating our clinical differentiation, raising awareness with patients who we believe would benefit from our testing products, and innovation that improves clinical outcomes, ease of use, and access. By investing in technology-enabled commercial tools, new laboratory facilities, advanced automation, and standardized processes and technology, we believe we will be able to reduce complexity and cost while enhancing our ability to scale and grow. In June 2024, we launched the Universal Plus Panel to our Foresight® Carrier Screen (the "Foresight Universal Plus Test") which is an expanded carrier screening test. We also plan to launch new products, such as FirstGene, Precise Liquid, and Precise minimal residual disease, which we expect will help accelerate our growth. We intend to develop and enhance our products and services to support growth, improve patient and provider experience, and reach more patients of all backgrounds. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability.

Business Updates
Our recent significant business updates and financial highlights include the following:
•Second quarter 2024 testing volumes grew 9% year-over-year, driven by 12% growth year-over-year in Prenatal test volumes, 10% growth year-over-year in Pharmagenomics test volumes, and 3% growth year-over-year in Hereditary Cancer test volumes, partially offset by a 13% decrease year-over-year in Tumor Profiling test volumes.
•Revenue growth of 15% year-over-year for the quarter ended June 30, 2024.
•In July 2024, we announced entering into an agreement with Personalis, Inc. to cross-license patent estates covering tumor-informed approaches to detect minimal residual disease (MRD).
•Achieved the Great Place to Work® Certification for 2024.
•In June 2024, we announced the launch of our Foresight Universal Plus Test.
•In May 2024, we announced a collaboration with QIAGEN N.V. to develop distributable homologous recombination deficiency test for global research and companion diagnostics.
•Blue Shield of California, a major commercial and managed Medicaid plan, added GeneSight to its medical policy, effective July 2024. In addition, a managed Medicaid plan in the Southeast indicated that it plans to incorporate GeneSight into its coverage.
Results of Operations for the Three Months Ended June 30, 2024 and 2023
The results of operations for the three months ended June 30, 2024 and 2023 are discussed below.
Revenue
The following table summarizes year-over-year revenue changes in our core product categories:

	Three months ended June 30,			% of Total Revenue
(in millions)	2024	2023	Change	2024	2023
Testing revenues:
Hereditary Cancer	$91.5	$76.7	$14.8	44%	42%
Tumor Profiling	32.6	36.0	(3.4)	15%	19%
Prenatal	44.4	35.6	8.8	21%	19%
Pharmacogenomics	43.0	35.2	7.8	20%	19%
Total revenue	$211.5	$183.5	$28.0	100%	100%
The following table summarizes testing volume changes in our core product categories:

	Three months ended June 30,
(in thousands)	2024	2023	% Change
Product volumes:
Hereditary Cancer	73	71	3%
Tumor Profiling	14	16	(13)%
Prenatal	173	154	12%
Pharmacogenomics	129	117	10%
Total	389	358	9%

Test revenues increased $28.0 million for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to an increase in the average revenue per test across the majority of our products, due in part to changes in contracted price and operational improvements, as well as an increase in test volumes. Hereditary Cancer revenues increased $14.8 million for the three months ended June 30, 2024 compared to the same period in the prior year due to a 16% increase in average revenue per test and a 3% increase in testing volume. Prenatal revenues increased $8.8 million for the three months ended June 30, 2024 compared to the same period in the prior year due to an 11% increase in average revenue per test and a 12% increase in testing volume. Pharmacogenomics revenues increased $7.8 million for the three months ended June 30, 2024 compared to the same period in the prior year due to an 11% increase in the average revenue per test and due to a 10% increase in testing volume. Tumor Profiling revenues decreased $3.4 million for the three months ended June 30, 2024 compared to the same period in the prior year due primarily to a decrease in volume for MyChoice CDx, which was largely driven by MyChoice CDx studies in the prior year.
Cost of Sales

	Three months ended June 30,
(in millions)	2024	2023	Change
Cost of testing revenue	$64.4	$57.8	$6.6
Cost of testing revenue as a % of total revenue	30.4%	31.5%
Cost of testing revenue for the three months ended June 30, 2024 increased $6.6 million compared to the same period in the prior year primarily due to an increase in volumes in Pharmacogenomics, Hereditary Cancer, and Prenatal tests.
Research and Development Expense

	Three months ended June 30,
(in millions)	2024	2023	Change
Research and development expense	$27.1	$21.2	$5.9
Research and development expense as a % of total revenue	12.8%	11.6%
Research and development expense for the three months ended June 30, 2024 increased by $5.9 million compared to the same period in the prior year primarily due to a $3.5 million increase in compensation expense. Compensation expense increased in part due to an estimated higher attainment of short-term incentive pay for the current period compared to the prior period.
Selling, General and Administrative Expense

	Three months ended June 30,
(in millions)	2024	2023	Change
Selling, general and administrative expense	$144.9	$140.7	$4.2
Selling, general and administrative expense as a % of total revenue	68.5%	76.7%
Selling, general and administrative expense increased by $4.2 million for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to a $2.6 million increase in compensation costs. Compensation expense increased in part due to an estimated higher attainment of short-term incentive pay and stock-based compensation expense for the current period compared to the prior period, partially offset by a decrease in commissions and other compensation.
Legal settlements

	Three months ended June 30,
(in millions)	2024	2023	Change
Legal settlements	$—	$77.5	$(77.5)
Legal settlements as a % of total revenue	—%	42.2%
There were no legal settlements in the three months ended June 30, 2024. The three months ended June 30, 2023 included $77.5 million of accruals related to the securities class action settlement.

Goodwill and Long-lived Asset Impairment Charges

	Three months ended June 30,		Change
(in millions)	2024	2023
Goodwill and long-lived asset impairment charges	$11.6	$—	$11.6
Goodwill and long-lived asset impairment charges as a % of total revenue	5.5%	—%
The three months ended June 30, 2024 included $10.2 million of impairment expense as the result of the definitive agreement entered into by us in May 2024 to sell the EndoPredict business to Eurobio Scientific. There were no corresponding impairment charges in the prior period.
Other Income (Expense), Net

	Three months ended June 30,
(in millions)	2024	2023	Change
Other income (expense), net	$(0.7)	$(2.4)	$1.7
Other income (expense), net decreased for the three months ended June 30, 2024 as compared to the same period in the prior year due primarily to the prior period loss on the sale of investments.
Income Tax Expense (Benefit)

	Three months ended June 30,
(in millions)	2024	2023	Change
Income tax expense (benefit)	$(0.5)	$—	$(0.5)
Effective tax rate	1.3%	—%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
For the three months ended June 30, 2024, there was $0.5 million income tax benefit and our effective tax rate was 1.3%. For the three months ended June 30, 2023, there was no income tax expense or benefit and our effective tax rate was 0%. For the three months ended June 30, 2024 and 2023, our effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances and uncertain tax positions. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets.
Results of Operations for the Six Months Ended June 30, 2024 and 2023
The results of operations for the six months ended June 30, 2024 and 2023 are discussed below.
Revenue
The following table summarizes year-over-year revenue changes in our core product categories:

	Six months ended June 30,			% of Total Revenue
(in millions)	2024	2023	Change	2024	2023
Testing revenues:
Hereditary Cancer	$179.6	$152.4	$27.2	43%	42%
Tumor Profiling	63.5	73.3	(9.8)	15%	20%
Prenatal	88.7	71.8	16.9	21%	20%
Pharmacogenomics	81.9	67.2	14.7	20%	18%
Total revenue	$413.7	$364.7	$49.0	100%	100%

The following table summarizes testing volume changes in our core product categories:

	Six months ended June 30,
(in thousands)	2024	2023	% Change
Product volumes:
Hereditary Cancer	144	136	6%
Tumor Profiling	28	32	(13)%
Prenatal	345	312	11%
Pharmacogenomics	253	227	11%
Total	770	707	9%
Test revenues increased $49.0 million for the six months ended June 30, 2024 compared to the same period in the prior year primarily due to an increase in the average revenue per test across the majority of our products, due in part to changes in contracted price and operational improvements, as well as an increase in test volumes. Hereditary Cancer revenues increased $27.2 million for the six months ended June 30, 2024 compared to the same period in the prior year due to an 11% increase in average revenue per test and a 6% increase in testing volume. Prenatal revenues increased $16.9 million for the six months ended June 30, 2024 compared to the same period in the prior year due to a 12% increase in average revenue per test and a 11% increase in testing volume. Pharmacogenomics revenues increased $14.7 million for the six months ended June 30, 2024 compared to the same period in the prior year due primarily to an 11% increase in testing volume and a 9% increase in the average revenue per test. Tumor Profiling revenues decreased $9.8 million for the six months ended June 30, 2024 compared to the same period in the prior year due primarily to a decrease in volume for MyChoice CDx, which was largely driven by MyChoice CDx studies in the prior year.
Cost of Sales

	Six months ended June 30,
(in millions)	2024	2023	Change
Cost of testing revenue	$128.9	$117.0	$11.9
Cost of testing revenue as a % of revenue	31.2%	32.1%
Cost of testing revenue for the six months ended June 30, 2024 increased $11.9 million compared to the same period in the prior year primarily due to an increase in volumes in Pharmacogenomics, Hereditary Cancer, and Prenatal tests.
Research and Development Expense

	Six months ended June 30,
(in millions)	2024	2023	Change
Research and development expense	$52.7	$43.7	$9.0
Research and development expense as a % of total revenue	12.7%	12.0%
Research and development expense for the six months ended June 30, 2024 increased by $9.0 million compared to the same period in the prior year primarily due to a $6.0 million increase in compensation costs. Compensation expense increased in part due to estimated higher attainment of short-term incentive pay and an increase in the average cost per employee for the current period compared to the prior period.
Selling, General and Administrative Expense

	Six months ended June 30,
(in millions)	2024	2023	Change
Selling, general and administrative expense	$284.9	$292.4	$(7.5)
Selling, general and administrative expense as a % of total revenue	68.9%	80.2%
Selling, general and administrative expense decreased $7.5 million for the six months ended June 30, 2024 compared to the same period in the prior year primarily due to decreases in expense associated with our real estate optimization strategy, including a decrease in rent expense of $2.2 million, a decrease in depreciation expense of $1.8 million due to the prior year including $5.7 million of accelerated depreciation in connection with our decision to cease use of our former corporate headquarters, and a $1.2 million gain in the current period associated with a lease termination. The current period also includes a $2.5 million decrease in sales and marketing expenses. These decreases were partially offset by a $2.1 million increase in compensation cost in the current period.

Legal settlements

	Six months ended June 30,
(in millions)	2024	2023	Change
Legal settlements	$—	$77.5	$(77.5)
Legal settlements as a % of total revenue	—%	21.3%
There were no legal settlements in the six months ended June 30, 2024. The six months ended June 30, 2023 included $77.5 million of accruals related to the securities class action settlement.
Goodwill and Long-lived Asset Impairment Charges

	Six months ended June 30,		Change
(in millions)	2024	2023
Goodwill and long-lived asset impairment charges	$11.6	$—	$11.6
Goodwill and long-lived asset impairment charges as a % of total revenue	2.8%	—%
The six months ended June 30, 2024 included $10.2 million of impairment expense as the result of the definitive agreement entered into by us in May 2024 to sell the EndoPredict business to Eurobio Scientific. There were no corresponding impairment charges in the prior period.
Other Income (Expense), Net

	Six months ended June 30,
(in millions)	2024	2023	Change
Other income (expense), net	$1.3	$(2.8)	$4.1
Other income (expense), net increased for the six months ended June 30, 2024 compared to the same period in the prior year due primarily to the $2.2 million gain recognized on the February 2024 Precise acquisition in the current period, an additional $1.1 million loss due to foreign currency fluctuations in the current period and the prior period including an additional $1.4 million in expense from the sale of investments.
Income Tax Expense (Benefit)

	Six months ended June 30,
(in millions)	2024	2023	Change
Income tax expense (benefit)	$(0.4)	$2.1	$(2.5)
Effective tax rate	0.6%	(1.2)%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax benefit for the six months ended June 30, 2024 was $0.4 million and our effective tax rate was 0.6%.  For the six months ended June 30, 2024 and 2023, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to valuation allowances and uncertain tax positions. Income tax expense for the six months ended June 30, 2023 was $2.1 million and our effective tax rate was (1.2)%.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash, cash equivalents and marketable investment securities, our expected cash flows from operations, and, in certain circumstances as discussed below, amounts available for borrowing under our asset-based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and the other lender parties thereto (the "ABL Facility"). As of June 30, 2024, we had cash, cash equivalents and marketable investment securities of $97.3 million and availability under the ABL Facility was $41.5 million, subject to the minimum availability requirement under the ABL Facility. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology and acquisitions. We believe that investing organically through research and development and new product development or acquisitively to support our business strategy provides the best return on invested capital.

Our ABL Facility has a total maximum principal commitment of $115.0 million. The ABL Facility requires that we and our subsidiaries guaranteeing the indebtedness, on a consolidated basis, maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and, thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. As of June 30, 2024, we had $40.0 million outstanding under the ABL Facility and availability under the ABL Facility was $41.5 million, subject to the minimum availability requirement under the ABL Facility.
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
The following table represents the balances of cash, cash equivalents and marketable investment securities as of the dates set forth in the table below:

(in millions)	June 30, 2024	December 31, 2023	Change
Cash and cash equivalents	$92.4	$132.1	$(39.7)
Marketable investment securities	4.9	8.8	(3.9)
Cash, cash equivalents and marketable investment securities	$97.3	$140.9	$(43.6)
The decrease in cash, cash equivalents and marketable investment securities as of June 30, 2024 as compared to December 31, 2023 was primarily driven by $16.0 million in cash used by operations, $11.9 million in cash used for capital expenditures, $5.6 million in cash used for the capitalization of internal-use software, and $6.2 million in cash used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock.

The following table represents the Condensed Consolidated Cash Flow Statement:

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Cash flows used in operating activities	$(16.0)	$(34.1)	$18.1
Cash flows provided by (used in) investing activities	(13.5)	46.4	(59.9)
Cash flows provided by (used in) financing activities	(6.4)	33.5	(39.9)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(1.5)	0.5	(2.0)
Change in cash and cash equivalents classified as held for sale	(2.3)	—	(2.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(39.7)	46.3	(86.0)
Cash, cash equivalents, and restricted cash at the beginning of the period	140.9	66.4	74.5
Cash, cash equivalents, and restricted cash at the end of the period	$101.2	$112.7	$(11.5)
Cash Flows from Operating Activities
We used less cash for operating activities for the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to an improvement in core operations driven by a 13% increase in revenues and a 9% decrease in expenses as a percentage of revenue, excluding non-cash expenses for goodwill and long-lived asset impairment charges and accrued legal settlements. This increase in cash flows was partially offset by the receipt of $16.3 million in tenant improvement allowance reimbursements in the prior period.
Cash Flows from Investing Activities
The decrease in cash flows used in investing activities for the six months ended June 30, 2024 compared to the same period in the prior year was primarily due to the $84.7 million decrease in cash flows from marketable investment securities, partially offset by a $30.4 million decrease in capital expenditures in connection with the build-out of new facilities in the prior year.
Cash Flows from Financing Activities
The decrease in cash flows used in financing activities for the six months ended June 30, 2024 compared to the same period in the prior year was primarily due to proceeds of $40.0 million under the ABL Facility in the prior period.
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
Critical Accounting Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on February 28, 2024. Other than the policy on held for sale assets and liabilities described in Note 1, “Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements included herein, no significant changes to our accounting policies took place during the three months ended June 30, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates and foreign currency exchange risks.
We are exposed to interest rate risk primarily through borrowings under our ABL Facility. Our ABL Facility has a variable interest rate based on the Prime Rate, the NYFRB Rate, or the Secured Overnight Financing Rate ("SOFR"). An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by $0.4 million based on our $40.0 million debt outstanding on our ABL Facility as of June 30, 2024.

We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 8% of our revenues for the six months ended June 30, 2024 are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenues. Although we also have certain operations denominated in euros, Swiss francs, and British pounds, among other currencies, those operations are subject to less overall market risk due to the revenues and expenses being denominated in the same currency. We do not currently utilize hedging strategies to mitigate foreign currency risk.
We maintain an investment portfolio in accordance with our written investment policy. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investments consist of debt securities of various types and maturities of one year or less and are classified as available-for-sale.
Although our investment policy guidelines are intended to ensure the preservation of principal, market conditions can result in high levels of uncertainty. Our ability to trade or redeem the securities in which we invest, including certain corporate bonds, may become difficult. Valuation and pricing of these securities can also become variable and subject to uncertainty. As of June 30, 2024, the unrealized losses in our investment portfolio were determined to be immaterial. We do not utilize derivative financial instruments to manage our interest rate risks.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 13, "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements, which are included herein.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on February 28, 2024, our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024, and this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K filed with the SEC on February 28, 2024 and our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
On May 20, 2024, Rashmi Kumar, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 15,000 shares of our common stock. The plan expires on the earlier of (i) the date all of the shares under the plan have been sold and (ii) December 18, 2024.
On June 3, 2024, Colleen Reitan, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 46,012 shares of our common stock. The plan expires on the earlier of (i) the date all of the shares under the plan have been sold and (ii) January 6, 2025.
On June 11, 2024, Paul Diaz, our President and Chief Executive Officer, and a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 180,000 shares of our common stock. The plan expires on the earlier of (i) the date all of the shares under the plan have been sold and (ii) September 12, 2025.
Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: August 7, 2024	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: August 7, 2024	By:	/s/ Scott J. Leffler
Scott J. Leffler
Chief Financial Officer
(Principal financial officer)

Date: August 7, 2024	By:	/s/ Natalie Munk
Natalie Munk
Chief Accounting Officer
(Principal accounting officer)