Form 10-Q
period 2024-09-30
MYRIAD GENETICS INC
filed 2024-11-08
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2024, the registrant had 91,035,230 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

PART I - Financial Information
Item 1.    Financial Statements.
MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$99.9	$132.1
Marketable investment securities	—	8.8
Trade accounts receivable	125.7	114.3
Inventory	26.2	22.0
Prepaid taxes	17.0	17.0
Prepaid expenses and other current assets	24.4	19.4
Total current assets	293.2	313.6
Operating lease right-of-use assets	57.4	61.6
Property, plant, and equipment, net	115.4	119.0
Intangibles, net	312.5	349.5
Goodwill	286.3	287.4
Other assets	16.5	15.4
Total assets	$1,081.3	$1,146.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29.6	$25.8
Accrued liabilities	111.2	113.9
Current maturities of operating lease liabilities	13.5	16.2
Total current liabilities	154.3	155.9
Unrecognized tax benefits	31.4	30.2
Long-term debt	39.0	38.5
Noncurrent operating lease liabilities	90.6	97.4
Other long-term liabilities	34.3	41.3
Total liabilities	349.6	363.3
Commitments and contingencies
Stockholders’ equity:
Common stock, 91.0 and 89.9 shares outstanding at September 30, 2024 and December 31, 2023, respectively	0.9	0.9
Additional paid-in capital	1,445.2	1,415.5
Accumulated other comprehensive loss	(0.1)	(3.7)
Accumulated deficit	(714.3)	(629.5)
Total stockholders' equity	731.7	783.2
Total liabilities and stockholders’ equity	$1,081.3	$1,146.5
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Testing revenue	$213.3	$191.9	$627.0	$556.6
Costs and expenses:
Cost of testing revenue	63.5	57.6	192.5	174.6
Research and development expense	28.5	24.0	81.2	67.7
Selling, general, and administrative expense	139.1	136.1	424.0	428.5
Legal settlements	—	34.3	—	111.8
Goodwill and long-lived asset impairment charges	2.2	—	13.8	—
Total costs and expenses	233.3	252.0	711.5	782.6
Operating loss	(20.0)	(60.1)	(84.5)	(226.0)
Other income (expense):
Interest income	0.4	0.6	1.4	1.8
Interest expense	(0.8)	(1.0)	(2.1)	(2.0)
Other	(0.8)	(0.7)	0.8	(3.7)
Total other income (expense), net	(1.2)	(1.1)	0.1	(3.9)
Loss before income tax	(21.2)	(61.2)	(84.4)	(229.9)
Income tax expense	0.9	0.1	0.4	2.2
Net loss	$(22.1)	$(61.3)	$(84.8)	$(232.1)
Net loss per share:
Basic and diluted	$(0.24)	$(0.75)	$(0.94)	$(2.84)
Weighted average shares outstanding:
Basic and diluted	90.9	81.9	90.5	81.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(22.1)	$(61.3)	$(84.8)	$(232.1)
Change in unrealized loss on available-for-sale debt securities, net of tax	—	0.3	0.1	2.5
Change in foreign currency translation adjustment, net of tax	(0.5)	(0.1)	(1.5)	0.7
Reclassification adjustments for losses included in net loss, net of tax	—	0.1	—	1.5
Reclassification of cumulative translation adjustment to income upon sale or liquidation of certain foreign entities, net of tax	4.4	(0.1)	5.1	0.4
Comprehensive loss	$(18.2)	$(61.1)	$(81.1)	$(227.0)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2022	$0.8	$1,260.1	$(8.9)	$(366.2)	$885.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.9)	—	—	(4.9)
Stock-based compensation expense	—	7.5	—	—	7.5
Net loss	—	—	—	(54.7)	(54.7)
Other comprehensive income, net of tax	—	—	1.5	—	1.5
BALANCES AT MARCH 31, 2023	$0.8	$1,262.7	$(7.4)	$(420.9)	$835.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.9	—	—	2.9
Stock-based compensation expense	—	11.2	—	—	11.2
Net loss	—	—	—	(116.1)	(116.1)
Other comprehensive income, net of tax	—	—	2.0	—	2.0
BALANCES AT JUNE 30, 2023	$0.8	$1,276.8	$(5.4)	$(537.0)	$735.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(2.2)	—	—	(2.2)
Stock-based compensation expense	—	11.6	—	—	11.6
Net loss	—	—	—	(61.3)	(61.3)
Other comprehensive income, net of tax	—	—	0.1	—	0.1
BALANCES AT SEPTEMBER 30, 2023	$0.8	$1,286.2	$(5.3)	$(598.3)	$683.4

BALANCES AT DECEMBER 31, 2023	$0.9	$1,415.5	$(3.7)	$(629.5)	$783.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(8.7)	—	—	(8.7)
Stock-based compensation expense	—	12.0	—	—	12.0
Net loss	—	—	—	(26.0)	(26.0)
Other comprehensive loss, net of tax	—	—	(0.5)	—	(0.5)
BALANCES AT MARCH 31, 2024	$0.9	$1,418.8	$(4.2)	$(655.5)	$760.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.5	—	—	2.5
Stock-based compensation expense	—	14.5	—	—	14.5
Net loss	—	—	—	(36.7)	(36.7)
Other comprehensive income, net of tax	—	—	0.2	—	0.2
BALANCES AT JUNE 30, 2024	$0.9	$1,435.8	$(4.0)	$(692.2)	$740.5
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(3.0)	—	—	(3.0)
Stock-based compensation expense	—	12.4	—	—	12.4
Net loss	—	—	—	(22.1)	(22.1)
Other comprehensive income, net of tax	—	—	3.9	—	3.9
BALANCES AT SEPTEMBER 30, 2024	$0.9	$1,445.2	$(0.1)	$(714.3)	$731.7
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84.8)	$(232.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46.4	46.8
Non-cash lease expense	6.7	8.6
Stock-based compensation expense	38.9	30.3
Deferred income taxes	(3.0)	(1.7)
Unrecognized tax benefits	1.2	2.8
Bad debt expense	(0.8)	—
Net realized losses on marketable investment securities	—	1.5
Impairment of goodwill and long-lived assets	13.6	—
Gain on termination of lease	(3.1)	—
Gain on acquisition	(2.2)	—
Other non-cash adjustments	2.0	3.0
Changes in assets and liabilities:
Prepaid expenses and other current assets	(4.6)	(1.8)
Trade accounts receivable	(12.7)	(13.7)
Inventory	(4.9)	(5.0)
Prepaid taxes	(0.1)	0.2
Other assets	(0.2)	(0.2)
Tenant improvement allowance received	—	16.3
Accounts payable	5.8	2.2
Accrued liabilities	(13.5)	86.6
Net cash used in operating activities	(15.3)	(56.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.4)	(53.2)
Capitalization of internal-use software costs	(8.4)	(6.6)
Proceeds from the sale of business, net cash sold	8.8	—
Proceeds from maturities and sales of marketable investment securities	9.0	103.7
Net cash provided by (used in) investing activities	(6.0)	43.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	3.0	—
Payment of tax withheld for common stock issued under stock-based compensation plans	(12.2)	(7.3)
Proceeds from revolving credit facility	100.0	40.0
Repayment of revolving credit facility	(100.0)	—
Fees associated with issuance and refinancing of revolving credit facility	—	(1.6)
Payment on finance leases	(0.3)	(0.1)
Net cash provided by (used in) financing activities	(9.5)	31.0
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.3)	(0.1)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(31.1)	18.6
Cash, cash equivalents, and restricted cash at beginning of the period	140.9	66.4
Cash, cash equivalents, and restricted cash at end of the period	$109.8	$85.0
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
The accompanying Condensed Consolidated Financial Statements for the Company have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.
The Company has historically experienced seasonality in its business. The quarters ending March 31 and September 30 are typically weaker due to the annual reset of patient deductibles in the beginning of each calendar year and vacation schedules in the summer. The quarter ending December 31 is typically stronger due to increased demand as patients meet their deductibles throughout the year. Seasonal patterns were disrupted in recent years as a result of the COVID pandemic and certain other factors, but the Company believes it has experienced the impacts of seasonality in the third quarter 2024. Additionally, operating results for the three and nine months ended September 30, 2024 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its segment disclosures.
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
The following table presents detail regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three months ended September 30,
	2024			2023
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$78.4	$12.1	$90.5	$75.1	$11.4	$86.5
Tumor Profiling	26.5	5.1	31.6	22.0	8.2	30.2
Prenatal	43.4	0.1	43.5	39.4	0.1	39.5
Pharmacogenomics	47.7	—	47.7	35.7	—	35.7
Total revenue	$196.0	$17.3	$213.3	$172.2	$19.7	$191.9

	Nine months ended September 30,
	2024			2023
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Testing revenues:
Hereditary Cancer	$235.6	$34.5	$270.1	$203.6	$35.3	$238.9
Tumor Profiling	77.1	18.0	95.1	78.1	25.4	103.5
Prenatal	131.7	0.5	132.2	110.8	0.5	111.3
Pharmacogenomics	129.6	—	129.6	102.9	—	102.9
Total revenue	$574.0	$53.0	$627.0	$495.4	$61.2	$556.6
Under Accounting Standards Codification ("ASC") 606: Revenue from Contracts with Customers, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company performs its obligation under a contract with a customer by processing tests and communicating the test results to customers in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets. Occasionally, customers make payments prior to the Company’s performance of its contractual obligations. When this occurs, the Company records a contract liability as Deferred revenue, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
In accordance with ASC 606, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. Furthermore, the Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts wherein the Company’s right to payment is in an amount that directly corresponds with the value of the Company’s performance to date.
In determining the transaction price, the Company includes an estimate of the expected amount of consideration to be received. The Company applies this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled. An estimate of transaction price does not include any estimated amount of variable consideration that is constrained. In addition, the Company considers all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. In determining the expected value, the Company considers the probability of the variable consideration for each possible scenario. The Company also has significant experience with historical discount patterns and uses this experience to estimate transaction prices.

The estimate of revenue is affected by, among other factors, assumptions for changes in payor mix, payor collections, current customer contractual requirements, experience with collections from third-party payors, and changes in medical policies. When assessing the total consideration for insurance carriers and patients, revenues are further constrained for estimated refunds. The Company reserves certain amounts in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets in anticipation of requests for refunds of payments made previously by insurance carriers, which are accounted for as reductions in revenues in the Condensed Consolidated Statements of Operations and Comprehensive Income/Loss.
Cash collections for certain tests delivered may differ from rates estimated due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing our bills or denying payment for tests that we have performed, among other reasons. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the three and nine months ended September 30, 2024, the Company recognized $8.6 million and $17.3 million, respectively, which resulted in $0.09 and $0.19 impact to earnings per share, respectively, for testing in which the performance obligation was met in prior periods, primarily due to a changes in the estimated transaction price. Additionally, during the nine months ended September 30, 2024, the Company recognized $3.0 million in revenue due to a retroactive coverage change by a payor for one of its prenatal products. For the three and nine months ended September 30, 2023, the Company recognized $7.1 million and $6.2 million in revenue, respectively, which resulted in a $0.07 and $0.06, respectively, impact to earnings per share for tests in which the performance obligation was met in prior periods, primarily driven by changes in the estimated transaction price.
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
The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented 11% of total revenue for both of the three and nine months ended September 30, 2024 and 12% of total revenue for both of the three and nine months ended September 30, 2023. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. The Company has one payor that accounted for more than 10% of accounts receivable at September 30, 2024 and December 31, 2023. The balance of accounts receivable from this one payor represented 19% and 12% of the total accounts receivable balance as of September 30, 2024 and December 31, 2023, respectively. The Company does not require collateral from its customers.

3.MARKETABLE INVESTMENT SECURITIES
At September 30, 2024, the Company had no investment securities outstanding. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for debt securities classified as available-for-sale securities by major security type and class of security at December 31, 2023 were as follows:

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
Level 3—unobservable inputs.
All of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, the Company uses a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application, and corroborative information.
The fair value of the Company’s long-term debt, which it considers a Level 2 measurement, is estimated using discounted cash flow analyses based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements. The fair value of the Company’s long-term debt is estimated to be $39.7 million at September 30, 2024.

At September 30, 2024, the Company did not have any financial assets requiring fair value re-measurement. The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis as of December 31, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Money market funds(a)	$2.2	$—	$—	$2.2
Corporate bonds and notes	—	8.3	—	8.3
Municipal bonds	—	0.5	—	0.5
Contingent consideration	—	—	(5.4)	(5.4)
Total	$2.2	$8.8	$(5.4)	$5.6
(a)	Money market funds are primarily comprised of exchange traded funds and accrued interest.
The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Carrying Amount
Balance at December 31, 2023	$5.4
Change in fair value recognized in the Statements of Operations	0.5
Payment of contingent consideration	(5.8)
Translation adjustments recognized in Other comprehensive loss	(0.1)
Ending balance at September 30, 2024	$—
For the Level 2 contingent consideration related to the acquisition of Gateway Genomics, LLC ("Gateway"), the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using current financial or operating projections. As of September 30, 2024, the Company has estimated a fair value of $0 related to the Gateway contingent consideration as the achievement of the contingent consideration targets is not considered probable.
5.PROPERTY, PLANT, AND EQUIPMENT, NET
The property, plant and equipment at September 30, 2024 and December 31, 2023 were as follows:

(in millions)	September 30, 2024	December 31, 2023
Leasehold improvements	$78.2	$91.3
Equipment	154.5	147.6
Property, plant and equipment, gross	232.7	238.9
Less accumulated depreciation	(117.3)	(119.9)
Property, plant and equipment, net	$115.4	$119.0
The Company recorded depreciation during the respective periods as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Depreciation expense	$4.8	$3.4	$14.5	$14.8
During the nine months ended September 30, 2023, the Company incurred $5.7 million of accelerated depreciation of leasehold improvements and equipment in connection with the Company's decision to cease the use of its former corporate headquarters in Salt Lake City, Utah, and transition corporate support operations to its new facility in west Salt Lake City. The Company formally assigned the previous corporate headquarters lease to a third party as of December 31, 2023. See Note 15 for further discussion.

6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

(in millions)	Total
Beginning balance	$287.4
Goodwill impairment	(0.8)
Translation adjustments	(0.3)
Ending balance	$286.3
The Company recognized a goodwill impairment charge of $0.8 million during the nine months ended September 30, 2024 related to the goodwill allocated to the Myriad International reporting unit. The goodwill impairment charge is reflected in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations. See Note 18 for further discussion.
As of September 30, 2024, goodwill for the Pharmacogenomics reporting unit (formerly referred to as Mental Health) was approximately $121.0 million, which represents approximately 42.3% of total recorded goodwill. On November 1, 2024, UnitedHealthcare updated its medical policy for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including the Company's GeneSight test, under its commercial and individual exchange benefit plans, effective January 1, 2025. The Company is still assessing the full impact of this policy change on its long-term forecasts; however, goodwill recorded in connection with this reporting unit may be at risk of impairment. The reporting unit was last quantitatively tested for goodwill impairment as of October 1, 2020, at which time the fair value of the reporting unit was in excess of the carrying value by 12%. As more information becomes available about the impact of the coverage decision by UnitedHealthcare, or if other adverse events occur, the Company may be required to record a goodwill impairment charge, which could have a material impact on the financial statements. See Item 2. Business Updates and Item 1A. Risk Factors for additional information.
Intangible Assets
Intangible assets consist of amortizable assets of developed technologies, internal-use software, customer relationships, and trademarks, as well as in-process internal-use software that is not yet being amortized. During the nine months ended September 30, 2024, the Company completed the sale of its EndoPredict business, including certain developed technologies with a net book value of approximately $13.1 million. See Note 18 for further discussion about the sale of the EndoPredict business.
The following summarizes the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At September 30, 2024
Developed technologies	$603.3	$(316.9)	$286.4
Internal-use software	1.6	(0.5)	1.1
Internal-use software (in-process)	18.8	—	18.8
Customer relationships	1.6	(0.3)	1.3
Trademarks	6.1	(1.2)	4.9
Total intangible assets	631.4	$(318.9)	312.5

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2023
Developed technologies	$626.1	$(295.3)	$330.8
Internal-use software	0.8	(0.1)	0.7
Internal-use software (in-process)	11.2	—	11.2
Customer relationships	1.6	(0.2)	1.4
Trademarks	6.1	(0.7)	5.4
Total intangible assets	$645.8	$(296.3)	$349.5
The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Amortization of intangible assets	$10.5	$10.7	$31.9	$32.0
7.ACCRUED LIABILITIES
The Company's accrued liabilities at September 30, 2024 and December 31, 2023 were as follows:

(in millions)	September 30, 2024	December 31, 2023
Employee compensation and benefits	$51.4	$49.7
Accrued taxes payable	4.2	4.6
Refunds payable and reserves	19.2	20.1
Short-term contingent consideration	—	3.1
Accrued royalties	6.6	5.3
Legal settlements	6.0	6.0
Lease termination accrual	4.3	4.4
Other accrued liabilities	19.5	20.7
Total accrued liabilities	$111.2	$113.9
8.LONG-TERM DEBT
On June 30, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million, with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, the other lender parties thereto, and certain of the Company's domestic subsidiaries (the "Guarantors"). On October 31, 2023, the Company entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility, which was effected through a new commitment provided by a new lender, Goldman Sachs Bank USA. The ABL Facility matures on June 30, 2026. The obligations of the Company are guaranteed by the Guarantors and the ABL Facility is secured by substantially all of the assets of the Company and the Guarantors. The Company had long-term debt of $40.0 million under the ABL Facility at September 30, 2024 and December 31, 2023, net of $1.0 million and $1.5 million of debt issuance costs, respectively. Proceeds from the ABL Facility were or will be used for the working capital needs and general corporate purposes of the Company and its subsidiaries.
Availability under the ABL Facility is subject to a borrowing base, which is the lesser of (a) 85% of the Company's and the Guarantors' eligible accounts receivable plus certain cash held in a segregated and fully-blocked account with the administrative agent in an amount up to $20.0 million ("Eligible Cash") minus any reserves established by the administrative agent in accordance with the ABL Facility, and (b) the aggregate amount of cash collections from eligible accounts of the Company and the Guarantors for the 60 consecutive days most recently ended. Subject to certain conditions, the Company can freely withdraw cash from the Eligible Cash account, provided that any reduction in the Eligible Cash amount will have a corresponding reduction in the borrowing base under the ABL Facility.

Loans outstanding under the ABL Facility will bear interest at a rate per annum equal to, at the option of the Company, either (a) the greatest of (i) the daily Prime Rate, (ii) the daily NYFRB Rate plus 0.5%, and (iii) the monthly Adjusted Term SOFR Rate (as defined below) plus 1.0% (the “ABR”) plus an applicable margin ranging from 1.0% to 1.5% depending on the aggregate average unused availability under the ABL Facility during the prior quarter or (b) term Secured Overnight Financing Rate ("SOFR") for a tenor of one, three or six months (at the Company’s election) plus 0.1% (the “Adjusted Term SOFR Rate”) plus an applicable margin ranging from 2.0% to 2.5% depending on the average unused availability under the ABL Facility during the prior quarter, with an ABR floor of 1.0% and an Adjusted Term SOFR Rate floor of 0.0%. Under the ABL Facility, the undrawn fee ranges from 37.5 to 50 basis points based on the daily amount of the available revolving commitment. The weighted average interest rate for borrowings under the ABL Facility as of September 30, 2024 was 8.4%.
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
The ABL Facility contains customary loan terms, interest rates, representations and warranties and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. Covenants under the ABL Facility limit or restrict the Company and its subsidiaries' ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate, and enter into certain speculative hedging arrangements. The ABL Facility requires the Company and the Guarantors, on a consolidated basis, to maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. As of September 30, 2024, availability under the ABL Facility was $48.8 million. In addition, the ABL Facility includes a number of customary events of default. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest, and any other monetary obligations on all the then-outstanding amounts under the ABL Facility may become due and payable immediately.
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
9.OTHER LONG-TERM LIABILITIES
The Company's other long-term liabilities at September 30, 2024 and December 31, 2023 were as follows:

(in millions)	September 30, 2024	December 31, 2023
Contingent consideration	$—	$2.3
Escrow liability	7.5	7.5
Legal settlements	24.0	24.0
Other	2.8	7.5
Total other long-term liabilities	$34.3	$41.3

On October 23, 2023 (the "Effective Date"), the Company and Ravgen, Inc. ("Ravgen") entered into a settlement agreement pursuant to which the parties agreed to settle a pending lawsuit. Subject to the terms of the settlement agreement, the Company agreed to pay Ravgen a contingent payment of $21.25 million payable in five annual installments, with (1) the first installment of $5.0 million payable on the later of (a) 30 days after notification in writing by Ravgen of the successful conclusion in favor of Ravgen of all of Ravgen's litigations and patent reexaminations pending as of the Effective Date and (b) January 1, 2026 (the "Contingent Payment Date"); (2) the second installment of $5.0 million on the first anniversary of the Contingent Payment Date; (3) the third installment of $5.0 million on the second anniversary of the Contingent Payment Date; (4) the fourth installment of $5.0 million on the third anniversary of the Contingent Payment Date; and (5) $1.25 million on the fourth anniversary of the Contingent Payment Date. Additionally, the Company agreed to pay Ravgen a minimum of $12.75 million in three installment payments of which $7.75 million is outstanding as of September 30, 2024. The remaining payments will be made in two installments: (1) $5.0 million on or before October 31, 2024 and (2) $2.75 million on or before October 31, 2025. The Company has accrued $5.0 million in Accrued liabilities and $24.0 million in Other long-term liabilities for these payments in the Company's Condensed Consolidated Balance Sheet as of September 30, 2024.
10.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at September 30, 2024.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 91.0 million shares of common stock issued and outstanding at September 30, 2024.
Shares of common stock issued and outstanding

	Nine months ended September 30,
(in millions)	2024	2023
Beginning common stock issued and outstanding	89.9	81.2
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	1.1	0.9
Common stock issued and outstanding at end of period	91.0	82.1
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Denominator:
Weighted-average shares outstanding used to compute basic EPS	90.9	81.9	90.5	81.6
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	90.9	81.9	90.5	81.6
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Anti-dilutive options and RSUs excluded from EPS computation	5.9	5.3	5.9	5.3

11.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors, to make grants of restricted stock and restricted stock unit awards to employees, consultants, and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 1, 2023, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 4.8 million shares. As of September 30, 2024, the Company had 2.3 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
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
The performance and market conditions associated with PSU awards granted during the nine months ended September 30, 2024 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2024 through December 31, 2026, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2026 results. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represent market conditions and, accordingly, the estimated fair value of such awards is recognized over the performance period.
Stock Options
A summary of the stock option activity for the nine months ended September 30, 2024 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	0.7	$13.38
Options outstanding at September 30, 2024	0.7	$13.38
Options exercisable at September 30, 2024	0.5	$13.38
As of September 30, 2024, there was no unrecognized stock-based compensation expense. There were no options granted during the nine months ended September 30, 2024.

Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plan and inducement awards, including PSU awards, for the nine months ended September 30, 2024 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2023	4.4	$24.37
RSUs granted	2.5	$22.46
Less:
RSUs vested	(1.5)	$23.77
RSUs canceled	(0.2)	$23.62
RSUs unvested and outstanding at September 30, 2024	5.2	$23.63
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors of the Company on September 23, 2021 and the stockholders on June 2, 2022 (the "Amended and Restated 2012 Purchase Plan"), under which 4.0 million shares of common stock were authorized for issuance under the Amended and Restated 2012 Purchase Plan. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2024 started on December 1, 2023 and ended on May 31, 2024. The second offering period of 2024 began on June 1, 2024 and will end on November 30, 2024. As of September 30, 2024, 1.1 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Shares purchased under the plan	—	—	0.2	0.2
Plan compensation expense	$0.5	$0.5	$1.6	$1.7
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Cost of testing revenue	$0.3	$0.4	$1.0	$1.1
Research and development expense	1.6	1.2	4.4	2.9
Selling, general, and administrative expense	10.5	10.0	33.5	26.3
Total stock-based compensation expense	$12.4	$11.6	$38.9	$30.3
As of September 30, 2024, there was $81.7 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.2 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.

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
For the three months ended September 30, 2024, there was $0.9 million in income tax expense, or approximately (4.2)% of pre-tax loss, compared to $0.1 million income tax expense, or approximately (0.2)% of pre-tax loss, for the three months ended September 30, 2023. Income tax expense for the nine months ended September 30, 2024 was $0.4 million, or approximately (0.5)% of pre-tax loss, compared to an income tax expense of $2.2 million, or approximately (1.0)% of pre-tax loss, for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2024 and 2023, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets.
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
As of September 30, 2024, except as noted below, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

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
On January 18, 2022, a stockholder derivative complaint was filed in the Delaware Court of Chancery against the Individual Defendants and the Company, as nominal defendant. The action is premised upon similar allegations as set forth in the Securities Class Action and the Hickock stockholder derivative action. The plaintiff, Esther Kogus, asserts that the Individual Defendants breached their fiduciary duties and also asserts unjust enrichment and aiding and abetting breaches of fiduciary duty claims against the Individual Defendants. Plaintiff Kogus seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged breaches and claims, and restitution from the Individual Defendants. On behalf of herself, plaintiff Kogus seeks legal and other costs and fees relating to this action.
On March 3, 2022, the Delaware Court of Chancery consolidated the Hickock and Kogus derivative actions and stayed the consolidated action. On April 19, 2024, the Court of Chancery ordered that Leo Shumacher be substituted for Ms. Kogus as a plaintiff in this consolidated action.
On September 17, 2021, a stockholder derivative complaint was filed in the U.S. District Court in the District of Delaware against the Individual Defendants and the Company, as nominal defendant. The action is premised upon similar allegations as set forth in the Securities Class Action and Hickock stockholder derivative action. The plaintiff, Karen Marcey, asserts that the Individual Defendants violated U.S. securities laws and breached their fiduciary duties, and also asserts unjust enrichment, waste of corporate assets and insider trading claims against all or some of the Individual Defendants. Plaintiff Marcey seeks, on behalf of the Company, damages allegedly sustained by the Company as a result of the alleged violations and restitution from the Individual Defendants, plus interest and, on behalf of herself, legal and other costs and fees relating to this action. On January 4, 2022, this action was stayed by the U.S. District Court for the District of Delaware pending the resolution of the Securities Class Action.
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
On August 6, 2024, the Delaware Court of Chancery held a hearing to consider the Settlement. The parties expect a ruling on or about November 26, 2024.
The Company has accrued $0.95 million for the settlement of the stockholder derivative actions, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024.
Other Legal Proceedings
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.

14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash paid for income taxes	$1.8	$1.3
Cash paid for interest	1.3	0.8
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$(0.3)	$8.7
Operating lease liabilities	(3.1)	9.2
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	3.1	—
Purchases of property, plant and equipment and capitalization of internal-use software in accounts payable and accrued liabilities	2.5	9.1
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that agrees to the amounts included in the Condensed Consolidated Statements of Cash Flows.

	September 30,
(in millions)	2024	2023
Cash and cash equivalents	$99.9	$76.0
Restricted cash	9.9	9.0
Total cash, cash equivalents, and restricted cash	$109.8	$85.0
15.LEASES
The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from approximately one to fourteen years. Operating leases are included in Operating lease right-of-use assets, Noncurrent operating lease liabilities, and Current maturities of operating lease liabilities in the Condensed Consolidated Balance Sheets. Finance leases are included in Other assets, Accrued liabilities, and Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Due to the increase in remote and hybrid work and the Company's need to ensure its facilities are designed to handle future growth, the Company has been executing on a multi-year strategy to reset its real estate footprint. As part of that strategy, during the nine months ended September 30, 2023, the Company took full possession of the remaining phases of the west Salt Lake City, Utah facility and recognized an additional $5.9 million right-of-use asset and corresponding lease liability, net of tenant improvement allowance not yet received. Also during the nine months ended September 30, 2023, the Company decided to cease the use of its former corporate headquarters in Salt Lake City and transition corporate support operations to its new facility in west Salt Lake City, and as of December 31, 2023, the Company had formally assigned the lease for its previous corporate headquarters in Salt Lake City to a third party.
During the nine months ended September 30, 2024, the Company terminated the lease for one of its Salt Lake City, Utah facilities. As a result of the termination, the short-term lease liability of $3.1 million associated with the lease was removed from the Company's Condensed Consolidated Balance Sheets. The total net gain recognized in connection with the termination of the lease was $1.2 million, which is included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2024, the Company also amended the lease for its west Salt Lake City, Utah headquarters to include approximately 63,000 additional square feet in anticipation of future operating needs. The lease has a term of 12 years, which is expected to commence in fiscal year 2026. Total future rent payments for the additional space are approximately $18.2 million.

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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss (in millions):

Ending balance December 31, 2023	$(3.7)
Period translation adjustments	(1.5)
Reclassification of cumulative translation adjustment to income upon sale or liquidation of certain foreign entities	5.1
Ending balance September 30, 2024	$(0.1)
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
18.DIVESTITURE
On August 1, 2024, the Company completed the sale of its EndoPredict business to Eurobio Scientific ("Eurobio") for net cash consideration of $10.0 million, subject to customary closing adjustments, plus contingent consideration subject to certain earn-out conditions. The transaction was accounted for as a sale of business. The Company recognized a total net loss, including transaction expenses, of $12.4 million during the nine months ended September 30, 2024 in connection with this sale. The loss is included in Goodwill and long-lived asset impairment charges on the Company’s Condensed Consolidated Statements of Operations. The recognized loss included the release of $4.4 million of foreign currency translation adjustments previously included in Accumulated other comprehensive income (loss). As part of the transaction, the Company licensed the rights from Eurobio to continue to sell EndoPredict as a laboratory developed test outside of the European Union and licensed to Eurobio the right to sell Prolaris in vitro diagnostic kits outside the U.S.

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
Myriad, the Myriad logo, BRACAnalysis, BRACAnalysis CDx, Colaris, MyRisk, Myriad myRisk, MyRisk Hereditary Cancer, myChoice, Tumor BRACAnalysis CDx, MyChoice CDx, Prequel, Prequel with Amplify, Amplify, Foresight, Foresight Universal Plus, Precise Tumor, Precise Oncology Solutions, Precise Liquid, Precise MRD, FirstGene, SneakPeek, SneakPeek Early Gender DNA Test, SneakPeek Snap, Urosuite, Mygenehistory, Health.Illuminated., RiskScore, Prolaris, and GeneSight are registered trademarks or trademarks of Myriad. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.
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
•risks related to changes in governmental or private insurers’ coverage and reimbursement levels for our tests or our ability to obtain reimbursement for new tests at comparable levels to our existing tests, including risks to our business and financial results associated with UnitedHealthcare's recent update to its medical policy for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, such as GeneSight, under its commercial and individual exchange benefit plans, effective January 1, 2025, and our pursuit of a resolution with respect thereto that may benefit the company and patients that could benefit from GeneSight;
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
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2024, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024, and subsequent filings we make with the SEC.
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
Personalized genetic data and digital and virtual consumer trends are converging to change traditional models of care. We believe significant growth opportunities exist to help patient populations with pressing health care needs through innovative genetic and precision medicine solutions and services. Our focus is on innovation and growth in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Pharmacogenomics. The pillars of our long-term growth strategy are founded on investments in science and innovation, technology-enabled operations, an elevated customer experience, strong commercial execution, and scalable operations. We believe our path to continued growth is driven by articulating our clinical differentiation, raising awareness with patients who we believe would benefit from our testing products, and innovation that improves clinical outcomes, ease of use, and access. By investing in technology-enabled commercial tools, new laboratory facilities, advanced automation, and standardized processes and technology, we believe we will be able to reduce complexity and cost while enhancing our ability to scale and grow. In June 2024, we launched the Universal Plus Panel to our Foresight Carrier Screen or the Foresight Universal Plus Test, which is an expanded carrier screening test. We also plan to launch new products, such as FirstGene, Precise Liquid, and Precise minimal residual disease, or MRD, which we expect will help accelerate our growth. We intend to develop and enhance our products and services to support growth, improve patient and provider experience, and reach more patients of all backgrounds. We are committed to disciplined management of a key set of initiatives to fulfill our mission and drive long-term growth and profitability.

Business Updates
Our recent significant business updates and financial highlights include the following:
•Revenue growth of 11% year-over-year for the quarter ended September 30, 2024.
•Third quarter 2024 testing volumes grew 6% year-over-year, driven by 10% growth year-over-year in Pharmacogenomics test volumes, 5% growth year-over-year in Hereditary Cancer test volumes, and 3% growth year-over-year in Prenatal test volumes.
•In October 2024, we announced five research collaborations to study the use of MRD testing in Breast Cancer.
•In October 2024, we announced a joint effort with Ultima Genomics to explore the UG 100TM sequencing platform and its ppmSeqTM technology to advance clinical testing.
•In October 2024, we announced a third patent granted for MRD with an early priority date.
•In August 2024, Peach State Health Plan, a managed Medicaid plan in Georgia, added GeneSight to its medical policy. The Peach State Plan is part of the Centene network of managed Medicaid plans.

On November 1, 2024, UnitedHealthcare updated its medical policy for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial and individual exchange benefit plans, effective January 1, 2025. We recognized approximately $40.0 million in revenue for GeneSight volume from UnitedHealthcare under these commercial and individual exchange plans during the last twelve months ended September 30, 2024. We do not believe that the updated policy affects coverage of GeneSight by UnitedHealthcare under Medicare Advantage and managed Medicaid plans. While we are still assessing the full impact of UnitedHealthcare's change in its GeneSight coverage policy, including our ability to offset the loss in GeneSight coverage, we anticipate that this change will negatively impact revenue in fiscal year 2025 and thereafter. In addition, please refer to Note 6, "Goodwill and Intangible Assets" in the notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Item 1A, "Risk Factors" in Part II of this Quarterly Report on Form 10-Q for potential impacts of UnitedHealthcare's change on goodwill in our Pharmacogenomics reporting unit.
Results of Operations for the Three Months Ended September 30, 2024 and 2023
The results of operations for the three months ended September 30, 2024 and 2023 are discussed below.
Revenue
The following table summarizes year-over-year revenue changes in our core product categories:

	Three months ended September 30,			% of Total Revenue
(in millions)	2024	2023	Change	2024	2023
Testing revenues:
Hereditary Cancer	$90.5	$86.5	$4.0	43%	45%
Tumor Profiling	31.6	30.2	1.4	15%	16%
Prenatal	43.5	39.5	4.0	20%	20%
Pharmacogenomics	47.7	35.7	12.0	22%	19%
Total revenue	$213.3	$191.9	$21.4	100%	100%
The following table summarizes testing volume changes in our core product categories:

	Three months ended September 30,
(in thousands)	2024	2023	% Change
Product volumes:
Hereditary Cancer	74	71	5%
Tumor Profiling	13	13	—%
Prenatal	162	156	3%
Pharmacogenomics	127	116	10%
Total	376	356	6%

Test revenues increased $21.4 million for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to both an increase in testing volumes and an increase in the average revenue per test, due in part to changes in contracted price and operational improvements. Pharmacogenomics revenues increased $12.0 million for the three months ended September 30, 2024 compared to the same period in the prior year due to a 22% increase in the average revenue per test and a 10% increase in testing volume. Average revenue per test increased primarily due to a change in estimate. We expect that Pharmacogenomics revenues in fiscal year 2025 and thereafter will be negatively impacted by UnitedHealthcare's recent change in GeneSight test coverage under its commercial and individual exchange benefits plans. Hereditary Cancer revenues increased $4.0 million for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to a 5% increase in testing volume. Prenatal revenues increased $4.0 million for the three months ended September 30, 2024 compared to the same period in the prior year due to a 6% increase in average revenue per test and a 3% increase in testing volume.

Cost of Sales

	Three months ended September 30,
(in millions)	2024	2023	Change
Cost of testing revenue	$63.5	$57.6	$5.9
Cost of testing revenue as a % of total revenue	29.8%	30.0%
Cost of testing revenue for the three months ended September 30, 2024 increased $5.9 million compared to the same period in the prior year primarily due to an increase in testing volumes in Pharmacogenomics, Hereditary Cancer, and Prenatal tests.
Research and Development Expense

	Three months ended September 30,
(in millions)	2024	2023	Change
Research and development expense	$28.5	$24.0	$4.5
Research and development expense as a % of total revenue	13.4%	12.5%
Research and development expense for the three months ended September 30, 2024 increased by $4.5 million compared to the same period in the prior year primarily due to additional investments in research and development related to increased headcount and laboratory expenses.
Selling, General, and Administrative Expense

	Three months ended September 30,
(in millions)	2024	2023	Change
Selling, general, and administrative expense	$139.1	$136.1	$3.0
Selling, general, and administrative expense as a % of total revenue	65.2%	70.9%
Selling, general, and administrative expense in the current period was generally consistent with the expenses incurred in the same period of the prior year.
Legal Settlements

	Three months ended September 30,
(in millions)	2024	2023	Change
Legal settlements	$—	$34.3	$(34.3)
Legal settlements as a % of total revenue	—%	17.9%
There were no legal settlements in the three months ended September 30, 2024. Legal settlements in the three months ended September 30, 2023 consisted of $34.3 million in connection with accruals for pending settlements.

Goodwill and Long-lived Asset Impairment Charges

	Three months ended September 30,		Change
(in millions)	2024	2023
Goodwill and long-lived asset impairment charges	$2.2	$—	$2.2
Goodwill and long-lived asset impairment charges as a % of total revenue	1.0%	—%
Goodwill and long-lived asset impairment charges in the three months ended September 30, 2024 consisted of $2.2 million of losses in connection with the sale of the EndoPredict business. There were no corresponding impairment charges in the same period of the prior year.

Other Income (Expense), Net

	Three months ended September 30,
(in millions)	2024	2023	Change
Other income (expense), net	$(1.2)	$(1.1)	$(0.1)
Other income (expense), net remained consistent for the three months ended September 30, 2024 as compared to the same period in the prior year.
Income Tax Expense

	Three months ended September 30,
(in millions)	2024	2023	Change
Income tax expense	$0.9	$0.1	$0.8
Effective tax rate	(4.2)%	(0.2)%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
For the three months ended September 30, 2024, there was $0.9 million income tax expense and our effective tax rate was (4.2)%. For the three months ended September 30, 2023, there was $0.1 million income tax expense and our effective tax rate was (0.2)%. For the three months ended September 30, 2024 and 2023, our effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets.
Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The results of operations for the nine months ended September 30, 2024 and 2023 are discussed below.
Revenue
The following table summarizes year-over-year revenue changes in our core product categories:

	Nine months ended September 30,			% of Total Revenue
(in millions)	2024	2023	Change	2024	2023
Testing revenues:
Hereditary Cancer	$270.1	$238.9	$31.2	43%	43%
Tumor Profiling	95.1	103.5	(8.4)	15%	19%
Prenatal	132.2	111.3	20.9	21%	20%
Pharmacogenomics	129.6	102.9	26.7	21%	18%
Total revenue	$627.0	$556.6	$70.4	100%	100%

The following table summarizes testing volume changes in our core product categories:

	Nine months ended September 30,
(in thousands)	2024	2023	% Change
Product volumes:
Hereditary Cancer	219	207	5%
Tumor Profiling	41	45	(9)%
Prenatal	506	469	8%
Pharmacogenomics	380	343	11%
Total	1,146	1,064	8%
Test revenues increased $70.4 million for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to an increase in the average revenue per test across the majority of our products, due in part to changes in contracted price and operational improvements, as well as an increase in testing volumes. For the nine months ended September 30, 2024, we recorded $17.3 million of revenue as a change of estimate related to previously delivered tests, as compared to the nine months ended September 30, 2023, in which we recorded a $6.2 million decrease in revenue as a change of estimate related to previously delivered tests.
Hereditary Cancer revenues increased $31.2 million for the nine months ended September 30, 2024 compared to the same period in the prior year due to an 8% increase in average revenue per test and a 5% increase in testing volume. Pharmacogenomics revenues increased $26.7 million for the nine months ended September 30, 2024 compared to the same period in the prior year due primarily to a 13% increase in the average revenue per test, which was partially due to changes in the estimated revenue per test related to prior periods, and an 11% increase in testing volume. We expect that Pharmacogenomics revenues in fiscal year 2025 and thereafter will be negatively impacted by UnitedHealthcare's recent change in GeneSight test coverage under its commercial and individual exchange benefits plans. Prenatal revenues increased $20.9 million for the nine months ended September 30, 2024 compared to the same period in the prior year due to a 10% increase in average revenue per test and an 8% increase in testing volume. Tumor Profiling revenues decreased $8.4 million for the nine months ended September 30, 2024 compared to the same period in the prior year due primarily to a decrease in testing volume for MyChoice CDx, which was largely driven by MyChoice CDx studies that occurred in the prior year period.
Cost of Sales

	Nine months ended September 30,
(in millions)	2024	2023	Change
Cost of testing revenue	$192.5	$174.6	$17.9
Cost of testing revenue as a % of total revenue	30.7%	31.4%
Cost of testing revenue for the nine months ended September 30, 2024 increased $17.9 million compared to the same period in the prior year primarily due to an increase in testing volumes in Pharmacogenomics, Hereditary Cancer, and Prenatal tests.
Research and Development Expense

	Nine months ended September 30,
(in millions)	2024	2023	Change
Research and development expense	$81.2	$67.7	$13.5
Research and development expense as a % of total revenue	13.0%	12.2%
Research and development expense for the nine months ended September 30, 2024 increased by $13.5 million compared to the same period in the prior year primarily due to additional investments in research and development, consisting of an $8.1 million increase in compensation costs and $4.5 million increase in laboratory expenses. Compensation expense increased in part due to an increase in the average cost per employee for the current period compared to the same period in the prior year.

Selling, General, and Administrative Expense

	Nine months ended September 30,
(in millions)	2024	2023	Change
Selling, general, and administrative expense	$424.0	$428.5	$(4.5)
Selling, general, and administrative expense as a % of total revenue	67.6%	77.0%
Selling, general, and administrative expense decreased $4.5 million for the nine months ended September 30, 2024 primarily due to a decrease in facility costs associated with our real estate optimization strategy.
Legal Settlements

	Nine months ended September 30,
(in millions)	2024	2023	Change
Legal settlements	$—	$111.8	$(111.8)
Legal settlements as a % of total revenue	—%	20.1%
There were no legal settlements in the nine months ended September 30, 2024. Legal settlements for the nine months ended September 30, 2023 consisted of $111.8 million in connection with accruals for pending settlements.
Goodwill and Long-lived Asset Impairment Charges

	Nine months ended September 30,		Change
(in millions)	2024	2023
Goodwill and long-lived asset impairment charges	$13.8	$—	$13.8
Goodwill and long-lived asset impairment charges as a % of total revenue	2.2%	—%
Goodwill and long-lived asset impairment charges in the nine months ended September 30, 2024 included $12.4 million of losses in connection with the sale of the EndoPredict business. There were no corresponding impairment charges in the same period of the prior year.
Other Income (Expense), Net

	Nine months ended September 30,
(in millions)	2024	2023	Change
Other income (expense), net	$0.1	$(3.9)	$4.0
Other income (expense), net increased for the nine months ended September 30, 2024 compared to the same period in the prior year due primarily to the $2.2 million gain recognized on the February 2024 acquisition of Precise assets and laboratory from Intermountain Health in the current period, an additional $1.3 million loss due to foreign currency fluctuations in the current period and the prior period including an additional $1.4 million in expense from the sale of investments.
Income Tax Expense

	Nine months ended September 30,
(in millions)	2024	2023	Change
Income tax expense	$0.4	$2.2	$(1.8)
Effective tax rate	(0.5)%	(1.0)%
Our tax rate is the product of a blended U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax expense for the nine months ended September 30, 2024 was $0.4 million and our effective tax rate was (0.5)%. Income tax expense for the nine months ended September 30, 2023 was $2.2 million and our effective tax rate was (1.0)%. For the nine months ended September 30, 2024 and 2023, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets.

Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, our expected cash flows from operations, and, in certain circumstances as discussed below, amounts available for borrowing under our asset-based revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and the other lender parties thereto, or the ABL Facility. As of September 30, 2024, we had cash and cash equivalents of $99.9 million and availability under the ABL Facility was $48.8 million, subject to the minimum availability requirement under the ABL Facility. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology and acquisitions. We believe that investing organically through research and development and new product development or acquisitively to support our business strategy provides the best return on invested capital.
Our ABL Facility has a total maximum principal commitment of $115.0 million. The ABL Facility requires that we and our subsidiaries guaranteeing the indebtedness, on a consolidated basis, maintain minimum liquidity of $60.0 million and minimum availability of $25.0 million at all times before achieving a fixed charge coverage ratio of 1.0 to 1.0 and, thereafter, to maintain a fixed charge coverage ratio of 1.0 to 1.0 until achieving availability under the ABL Facility of greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base for a period of 30 consecutive days. As of September 30, 2024, we had $40.0 million outstanding under the ABL Facility and availability under the ABL Facility was $48.8 million, subject to the minimum availability requirement under the ABL Facility.
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
Third-party payors, including state and federal health care programs such as Medicare, managed care organizations, and other private health insurers, are increasingly attempting to contain health care costs by limiting or denying coverage for certain tests and reducing reimbursement rates for both new and existing tests. We have experienced and may continue to experience coverage limitations or denials for many of our products. For example, on November 1, 2024, UnitedHealthcare updated its medical policy for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial and individual exchange benefit plans, effective January 1, 2025. We recognized approximately $40.0 million in revenue for GeneSight volume from UnitedHealthcare under these commercial and individual exchange plans during the last twelve months ended September 30, 2024. While we are still assessing the full impact of UnitedHealthcare's change in its GeneSight coverage policy, including our ability to offset the loss in GeneSight coverage, we anticipate that this change would negatively impact our revenue, profitability and cash flow in fiscal year 2025 and thereafter.

The following table represents the balances of cash, cash equivalents and marketable investment securities as of the dates set forth in the table below:

(in millions)	September 30, 2024	December 31, 2023	Change
Cash and cash equivalents	$99.9	$132.1	$(32.2)
Marketable investment securities	—	8.8	(8.8)
Cash, cash equivalents and marketable investment securities	$99.9	$140.9	$(41.0)
The decrease in cash, cash equivalents and marketable investment securities as of September 30, 2024 as compared to December 31, 2023 was primarily driven by $15.3 million in cash used by operations, $15.4 million in cash used for capital expenditures, $8.4 million in cash used for the capitalization of internal-use software, and $9.2 million in cash used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock. The decrease in cash was partially offset by $8.8 million in cash received from the sale of our EndoPredict business.
The following table represents the Condensed Consolidated Cash Flow Statement:

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Cash flows used in operating activities	$(15.3)	$(56.2)	$40.9
Cash flows provided by (used in) investing activities	(6.0)	43.9	(49.9)
Cash flows provided by (used in) financing activities	(9.5)	31.0	(40.5)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.3)	(0.1)	(0.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(31.1)	18.6	(49.7)
Cash, cash equivalents, and restricted cash at the beginning of the period	140.9	66.4	74.5
Cash, cash equivalents, and restricted cash at the end of the period	$109.8	$85.0	$24.8
Cash Flows from Operating Activities
We used less cash for operating activities for the nine months ended September 30, 2024 compared to the same period in the prior year, primarily due to an improvement in core operations which drove a 13% increase in revenues and an 8% decrease in expenses as a percentage of revenue, excluding non-cash expenses for goodwill and long-lived asset impairment charges and accrued legal settlements. In the nine months ended September 30, 2023, we received $16.3 million in tenant improvement allowance reimbursements that did not reoccur during the nine months ended September 30, 2024.
Cash Flows from Investing Activities
The decrease in cash flows used in investing activities for the nine months ended September 30, 2024 compared to the same period in the prior year was primarily due to the $94.7 million decrease in cash flows from maturities and sales of marketable investment securities in the current period, partially offset by a $37.8 million decrease in capital expenditures in the current period in connection with the completion of the build-out of new facilities in the prior year.
Cash Flows from Financing Activities
The decrease in cash flows used in financing activities for the nine months ended September 30, 2024 compared to the same period in the prior year was primarily due to proceeds of $40.0 million under the ABL Facility in the prior year period.
Effects of Inflation
While inflation continues to return to more moderate levels in 2024, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce testing results, and costs of laboratory supplies. Inflationary costs have impacted our profitability and may continue to adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. An increase in interest rates in the future may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, additional funding.

Critical Accounting Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on February 28, 2024. No significant changes to our accounting policies took place during the three months ended September 30, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates and foreign currency exchange risks.
We are exposed to interest rate risk primarily through borrowings under our ABL Facility. Our ABL Facility has a variable interest rate based on the Prime Rate, the NYFRB Rate, or the Secured Overnight Financing Rate (SOFR). An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by $0.4 million based on our $40.0 million debt outstanding on our ABL Facility as of September 30, 2024.
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 8% of our revenues for the nine months ended September 30, 2024 are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenues. Although we also have certain operations denominated in euros and Swiss francs, among other currencies, those operations are subject to less overall market risk due to the revenues and expenses being denominated in the same currency. We do not currently utilize hedging strategies to mitigate foreign currency risk.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, or Disclosure Controls, within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 13, "Commitments and Contingencies" in the notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K filed with the SEC on February 28, 2024, "Item 1A. Risk Factors" included in Part II of our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024 and this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K filed with the SEC on February 28, 2024 and our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024, other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
If the government and other third-party payors fail to provide coverage and adequate payment for our existing and future tests, if any, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, sales of our tests or any future tests will depend in large part upon the availability of reimbursement from third-party payors. Such third-party payors include state and federal health care programs such as Medicare, managed care organizations, other private health insurers and other organizations. These third-party payors are increasingly attempting to contain health care costs by demanding price discounts and limiting both coverage regarding which tests they will pay for and the amounts that they will pay for existing and new tests. We have experienced coverage limitations and price reductions for many of our products, including for our GeneSight Psychotropic Mental Health Medication Test, and we may continue to experience future coverage limitations and price reductions from the Centers for Medicare & Medicaid Services, managed care organizations, and other third-party payors. We do not receive reimbursement from third-party payers or payment from patients for many of the tests we perform. The fact that a test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a test will be approved or remain approved for reimbursement, that the reimbursement amount approved for such test will not be reduced in the future, or that similar or additional tests will be approved for reimbursement in the future. For example, on November 1, 2024, UnitedHealthcare updated its medical policy for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial and individual exchange benefit plans, effective January 1, 2025. We recognized approximately $40.0 million in revenue for GeneSight volume from UnitedHealthcare under these commercial and individual exchange plans during the last twelve months ended September 30, 2024. While we are still assessing the full impact of UnitedHealthcare's change in its GeneSight coverage policy, including our ability to offset the loss in GeneSight coverage, we anticipate that this change will negatively impact revenue in fiscal year 2025 and thereafter. While we intend to continue our engagement with UnitedHealthcare regarding its decision to change its GeneSight coverage policy, there is no guarantee that our efforts will be successful or that our GeneSight test will be covered by UnitedHealthcare in the future. If unchanged, UnitedHealthcare's updated medical policy for these plans will prevent us from sustaining previous GeneSight revenue or profitability levels and may materially and adversely affect our business and financial results as a whole and could lead to coverage changes in other UnitedHealthcare plans and at other payors. Moreover, there can be no assurance that any new tests we have launched or may launch will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio. As a result, third-party payors may not cover or provide adequate payment for our current or future tests to enable us to maintain past levels of revenue or profitability with respect to such tests. Further, third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

In addition, under the Protecting Access to Medicare Act of 2014 (PAMA), Medicare reimbursement for any given test is based on the weighted-median of the payments made by private payors for such test, rendering private payor payment levels even more significant. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of tests generally and any given test individually. Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the Medicare’s Clinical Laboratory Fee Schedule (CLFS) for clinical diagnostic laboratory tests (CDLTs) that are not advanced diagnostic laboratory tests (ADLT). Most recently, the Further Continuing Appropriations and Other Extensions Act of 2024 (Pub.L. 118-22, enacted on November, 16, 2023) further delayed the reporting requirement as well as the application of the 15% phase-in reduction. Under these statutory provisions, the next data reporting period for CDLTs that are not ADLTs will be January 1, 2025 through March 31, 2025. The same series of laws modified the phase-in of payment reductions resulting from private payor rate implementation so that a 0.0 percent reduction limit was applied for calendar years 2021 through 2023, as compared to the payment amounts for a test the preceding year. The Further Continuing Appropriations and Other Extensions Act of 2024 further applied a 0.0 percent reduction limit for calendar year 2024. Consequently, payment may not be reduced by more than 15 percent per year for calendar years 2025 through 2027 as compared to payment amount established for a test the prior year. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our business, results of operations and financial condition.
Third-party payors may also impose prior authorization requirements, dispute our billing or coding and may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to change our revenue estimates for previously delivered tests or refund reimbursements already received. We have also experienced delays or denials of coverage for failure to adequately comply with procedural requirements imposed by third-party payors to obtain reimbursement. When a third-party payor denies payment for testing, we often are not able to collect payment from the patient, and therefore, we do not receive any payment from our testing. We also periodically receive and respond to requests for recoupment from third-party payors in the ordinary course of business. If a third-party payor successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations. We may also continue to negotiate and settle with third-party payers in order to resolve allegations of overpayment.
As part of our revenue recognition process, we estimate the expected amount of consideration to be received from our tests using all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. The estimate of revenue is affected by, among other factors, changes in payor mix, payor collections, current customer contractual requirements, experience with collections from third-party payors, and changes in medical policies. We have experienced, and may continue to experience, positive and negative changes in our revenue estimates for previously delivered tests as a result of third-party payors disputing our bills or denying payment for tests that we have performed or from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third-party payors. While we believe our revenue recognition process is reasonable and performed in accordance with applicable accounting standards, we cannot guarantee that our revenue estimates for our tests will be accurate or equal the amount of cash actually collected or that we will not continue to recognize positive or negative changes in our revenues for tests performed in prior periods. For example, we have one third-party payor that represents 19% and 12% of our total accounts receivable balance as of September 30, 2024 and December 31, 2023. If the actual amount of cash collected differs from our current estimates, our revenue may be materially impacted.

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
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of a reporting unit, such as the anticipated loss of future revenue from our Pharmacogenomics reporting unit, which unit accounted for approximately 42.3% of our total recorded goodwill at September 30, 2024, as a result of UnitedHealthcare's decision to no longer provide coverage for our GeneSight test under its commercial and individual exchange benefit plans, could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Any such charges could have a material adverse effect on our results of operations or financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 8, 2024	By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer
(Principal executive officer)

Date: November 8, 2024	By:	/s/ Scott J. Leffler
Scott J. Leffler
Chief Financial Officer
(Principal financial officer)

Date: November 8, 2024	By:	/s/ Natalie Munk
Natalie Munk
Chief Accounting Officer
(Principal accounting officer)