Form 10-K
period 2024-12-31
MYRIAD GENETICS INC
filed 2025-02-28
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 28, 2024 was $2,221,380,714.

As of February 21, 2025, the registrant had 91,309,064 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement, to be filed no later than 120 days following December 31, 2024, for the Annual Meeting of Stockholders expected to be held on June 5, 2025.

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
Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” “continue,” “likely,” “will,” “strategy” and “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements are management’s present expectations of future events as of the date hereof and are subject to a number of known and unknown risks and uncertainties that could cause actual results, conditions, and events to differ materially and adversely from those anticipated. These risks include, but are not limited to:
•the risk that sales and profit margins of our existing tests may decline;
•the risk that we may not be able to operate our business on a profitable basis;
•risks related to our ability to achieve certain revenue growth targets and generate sufficient revenue from our existing product portfolio or in launching and commercializing new tests to be profitable;
•risks related to changes in governmental or private insurers’ coverage and reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests, including with respect to UnitedHealthcare's coverage decisions to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test;
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
•risks related to security breaches, loss of data and other disruptions, including from cyberattacks and other cybersecurity incidents;
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
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

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

PART I
Item 1.    BUSINESS
Overview and Mission
We are a leading molecular diagnostic testing and precision medicine company dedicated to advancing health and well-being for all. We develop and offer molecular tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where molecular insights can significantly improve patient care and lower health care costs. Our molecular tests provide insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease.
Our Business Strategy
Personalize molecular data and digital and virtual consumer trends are converging to transform traditional models of care. We believe that engaging with providers and patients throughout their consumer or patient journey will better enable us to execute our strategies and fulfill our mission. We believe there are significant growth opportunities in addressing the pressing healthcare needs of patient populations through innovative molecular diagnostic testing and precision medicine solutions and services. Our focus is on innovation and growth in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Pharmacogenomics.
Our long-term growth strategy is built on investments in science and innovation, technology-enabled operations, an enhanced customer experience, strong commercial execution, and scalable operations. To drive continued growth, we plan to accelerate electronic medical records (EMR) integrations, expand our sales channels, including into large health systems, cross sell our portfolio of testing products to providers, enhance our testing products within medical guidelines, demonstrate our clinical differentiation and value compared to the standard of care, and optimize our revenue cycle processes. For example, in June 2024, we launched the Universal Plus Panel to our Foresight Carrier Screen Test, which is an expanded carrier screening test. We also continue to invest in clinical evidence development to support the growth of our existing products and launch of new products, such as FirstGene, Precise Liquid, and Precise molecular residual disease (MRD) which we expect will help us continue to grow. We intend to continue to develop and enhance our products and services to support growth, improve patient and provider experience, and reach more patients of all backgrounds. In addition, by investing in technology-enabled commercial tools, new laboratory facilities, advanced automation, and standardized processes and technology, we believe we will be able to reduce complexity and cost, while enhancing our ability to scale and grow. For example, in early 2025, we plan to complete the transition of all of our laboratory activities to our next generation laboratory facilities, which we believe will improve the efficiency of our operations. We are committed to making molecular testing accessible and actionable for patients and providers while driving long-term growth and profitability.
Testing
Our tests are generally designed to analyze genes and their expression levels to assess an individual’s risk for developing disease, determine a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression, identify factors which could lead to serious conditions in pregnancy, or provide other prenatal insights. We focus our efforts in the following key areas where we have specialized products, capabilities, and expertise:
Oncology: Clarifying cancer risk and cancer treatment with genetic insights and companion diagnostic tests that are designed to work with corresponding drugs and treatments.
Women's Health: Providing differentiated genetic insights and prenatal solutions for women of all ancestries, assessing cancer risk, and offering leading health and wellness for expectant parents and their babies with genetic insights and prenatal solutions.
Pharmacogenomics: Leveraging pharmacogenomics to help clinicians understand how genetics may impact patient metabolism and response to antidepressants and other mental health medications.

The following tests are included in the key areas outlined above:

Oncology	Women's Health	Pharmacogenomics
MyRisk	MyRisk	GeneSight
BRACAnalysis CDx	Prequel
MyChoice CDx	Foresight
Prolaris	SneakPeek
EndoPredict
Precise Tumor
Descriptions of our tests are as follows:
MyRisk™ Hereditary Cancer Test: DNA sequencing test for assessing the risks for hereditary cancers. Our MyRisk test is designed to determine a patient’s hereditary cancer risk for breast, ovarian, uterine, renal, colorectal, endometrial, melanoma, pancreatic, prostate, skin, and gastric cancers. The test analyzes 48 separate genes to look for deleterious mutations that put a patient at a substantially higher risk than the general population for developing 11 different types of hereditary cancer. All 48 genes in the panel are well documented in clinical literature for the role they play in hereditary cancer and have been shown to have actionable clinical interventions for the patient to facilitate earlier cancer detection, lower disease risk, or reduce risk of cancer recurrence. The MyRisk Genetic Test Result and MyRisk Management Tool® summarize medical society guidelines for managing a patient with a genetic mutation in view of their personal and family history of cancer. MyRisk also includes RiskScore® for all ancestries. RiskScore incorporates the patient’s own clinical risk factors, family history, and unique genetic, ancestry-informed breast cancer risk markers to provide a personalized five-year and lifetime assessment of the risk of developing breast cancer—regardless of ancestry.
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
MyChoice® CDx Companion Diagnostic Test: tumor test that determines homologous recombination deficiency (HRD) status in patients with ovarian cancer. This FDA-approved test helps provide information on the magnitude of benefit for PARP inhibitor therapy. HRD status is determined using two independent methods: BRCA1 and BRCA2 status that encompasses sequence variants and large rearrangements, and Genomic Instability Status encompassing loss of heterozygosity, telomeric allelic imbalance, and large-scale state transitions across the entire genome. We believe that the combination of these methods is a more comprehensive way to measure HRD status, versus either one alone.
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
EndoPredict® Breast Cancer Prognostic Test: RNA expression test for assessing the aggressiveness of breast cancer. The EndoPredict laboratory developed test is a next-generation RNA expression test used to determine which women with breast cancer may benefit from chemotherapy. EndoPredict predicts the likelihood of metastases to help guide treatment decisions for chemotherapy and extended endocrine therapy. EndoPredict has been shown to accurately predict risk of distant recurrence in Her 2-, ER+, node negative, and node positive breast cancer patients with no confusing intermediate results in 13 published clinical studies with more than 2,200 patients.

Precise™ Tumor Molecular Profile Test: a comprehensive genomic profiling test. Precise Tumor is a pan-cancer, NGS-based assay that uses state-of-the-art, next-generation sequencing to discover and target important variants within tumors. This hybrid-capture DNA- and RNA-based test detects Single-Nucleotide Variants (SNV), Insertion-Deletion Mutations (INDELs), Copy Number Variants (CNV), splice variants and fusions in solid tumors.
Prequel® Prenatal Screen: a non-invasive prenatal screening (NIPS) test conducted using maternal blood to screen for severe chromosomal disorders in a fetus. The Prequel test uses whole genome sequencing to assess for trisomies and monosomies in all 23 chromosomal pairs including the sex chromosomes, along with microdeletions associated with common genetic diseases. Prequel has a low test failure rate at less than 1 in 1,000 patients and has been validated in multiple clinical studies to be highly accurate. Prequel uses AMPLIFY™ technology that raises NIPS test performance most significantly for the types of patients who have traditionally had test failures on standard NIPS tests due to certain clinical factors. AMPLIFY is a NIPS technology that substantially reduces low fetal fraction test failures in order to allow for equity in care across all patients, regardless of body mass index (BMI), race, or ethnicity. Enabled by its AMPLIFY™ technology, Prequel is the first prenatal cell-free DNA (cfDNA) screen available at eight-weeks gestational age.
Foresight® Carrier Screen: a prenatal test for future parents to assess their risk of passing on a recessive genetic condition to their offspring. The expanded Foresight test screens for carrier status of up to 272 genes associated with serious and prevalent inherited conditions. Our expanded Foresight screening test aligns with the American College of Medical Genetics and Genomics (ACMG) guidelines, which recommend offering expanded carrier screening to individuals who are pregnant or considering pregnancy. Research has also shown that with prior knowledge of recessive genetic conditions, 76% of patients took preventive actions such as in-vitro fertilization with pre-implantation genetic testing to reduce the risk of having an affected offspring.
SneakPeek® Early Gender DNA Test: a non-invasive blood test that predicts the gender of a fetus as early as six weeks of gestation with 99% accuracy. Innovative cell free DNA technology and precise algorithms in the SneakPeek test are used to screen for a Y chromosome marker in the maternal blood sample. If Y chromosome markers are found in the mother's blood, the baby is male. If no Y chromosome markers are detected, the baby is female.
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
Sales and Marketing
We primarily sell our tests through our sales force and marketing efforts in the United States and Japan, while servicing additional global accounts via indirect sales channels. Our U.S. sales force is comprised of approximately 500 individuals across our dedicated sales channels. We continuously optimize our sales and marketing channels by increasing digital marketing, leveraging direct to patient marketing, enhancing virtual sales tools to drive efficiency, and utilizing our inside sales team.

To create a seamless experience for providers and patients, we are expanding our footprint in EMRs across hospital systems and other providers. This allows us to offer the ordering and reporting functionality that providers need in their clinical practice. Additionally, this investment allows us to better cross-sell our portfolio of products, providing a comprehensive set of tests for providers to use with their patients. Foundational to that effort includes improving our products within medical guidelines to deliver value compared to the standard of care, which we believe will also lead to guideline and reimbursement expansion. We also focus on engaging with patients directly in establishing their family health history, assessing their eligibility for our products, and interpreting their test results. We believe that by engaging with patients throughout their entire journey, we deliver a comprehensive experience that ultimately boosts sales. In the long term, we are committed to building an end-to-end digital architecture to meet the needs of patients and providers, which we believe will drive volume growth.

Research and Development
We are committed to advancing our research and development (R&D) initiatives through a comprehensive approach to innovation. Our R&D strategy focuses on expanding diagnostic capabilities, driving clinical utility, fostering strategic partnerships, and strengthening our intellectual property portfolio. We continue to invest in the development of new innovative testing products and the enhancement of our existing portfolio of testing products. These investments aim to enhance patient outcomes and broaden the accessibility of precision medicine. Our R&D efforts prioritize robust clinical data and assay development to address key clinical questions. By collaborating with healthcare professionals and researchers, we strive to validate and improve the clinical efficacy of our diagnostic solutions. We also engage in strategic collaborations with key stakeholders, including regulatory bodies and reimbursement agencies, to define clinical guidelines and obtain insurance reimbursement coverage, supporting the broader adoption of our diagnostics in clinical practice.
Protecting and enhancing our intellectual property (IP) portfolio is a cornerstone of our innovation strategy. We actively seek to extend and maximize the value of our existing patents to maintain a competitive edge in the molecular diagnostics landscape. Our continued investment in R&D is designed to drive long-term value creation by delivering high-impact innovations that align with evolving healthcare needs. As part of our long-term growth strategy, we plan to increase our investment in R&D in 2025 to drive innovation and new product development and enhance clinical evidence generation through clinical studies. These initiatives align with our commitment to improving diagnostic accuracy, expanding our test portfolio, and strengthening our position in precision medicine. We believe that our disciplined approach to R&D, coupled with strategic collaborations, will position us for sustainable growth and continued market leadership in the field of molecular diagnostic testing and precision medicine.
In 2024, we made significant advancements in our R&D efforts, strengthening our portfolio of innovative diagnostic solutions:
•Earlier Prenatal Screening with Prequel
◦We began offering Prequel, our prenatal cell-free DNA screen, at eight weeks of gestational age, compared to the previous availability at 10 weeks.
◦Earlier prenatal screening with Prequel enables earlier risk assessment for fetal chromosomal abnormalities, allowing expectant parents and healthcare providers to make more informed decisions sooner.
•Expanded Carrier Screening with Foresight
◦Increased the number of conditions screened by Foresight Universal Plus, our expanded carrier screen, to 272 genes.
◦Aligned with ACMG recommendations and anticipated guidance from the American College of Obstetricians and Gynecologists, ensuring clinical relevance and broad adoption.
•Advancements in MRD Testing
◦Completed and presented analytical assessments at multiple conferences demonstrating the exceptional sensitivity of Precise MRD, our research-use-only MRD product.
◦We have partnered in several clinical validation studies in breast cancer and renal cancer with leading institutions, including:
▪MD Anderson Cancer Center
▪Memorial Sloan Kettering Cancer Center
▪University of Rochester Medical Center
•Global Collaboration on MRD Research
◦Began processing samples for MONSTAR-3, a prospective pan-cancer MRD study, led by collaborators at the National Cancer Center East in Japan.
◦Supported the continued development of MRD as a potential tool for monitoring cancer recurrence and treatment response.

These strategic R&D investments and collaborations underscore our commitment to innovation, regulatory alignment, and improved clinical utility for our current and future testing products. We believe that by advancing the capabilities of our screening and diagnostic technologies, we continue to drive value for our patients, healthcare providers, and stakeholders. For the years ended December 31, 2024, 2023, and 2022, we incurred research and development expense of $113.4 million, $88.7 million, and $85.4 million, respectively.

Industry and Competition
Healthcare is evolving to be more patient-centered and value-based. Patients, healthcare providers, payors, and health systems are looking to apply the power of genetic insights, molecular diagnostics, and precision medicine to advance care, improve access, and lower costs. We believe key industry trends include the following:
•accelerating shifts in consumer engagement, early detection, home-based care models, the rise of low-cost sequencing, telemedicine, and virtual care;
•demand for high-quality, clinically validated diagnostics that support early detection and targeted treatment strategies;
•expanding access to genetic insights, particularly among underserved populations with increased focus on health equity, reducing disparities in health care outcomes, and ensuring increased access for challenged communities;
•broader, more innovative use of large data sets and analytics;
•rapid technological advancements in automation and sequencing platforms, enabling scalable models for diagnostic testing, reducing costs, and enhancing operational efficiency;
•enhancements from artificial intelligence to automate image analysis, prior authorization, laboratory testing, and data interpretation, designed to increase speed and accuracy of testing;
•increasing adoption of biomarker laws on a state-by-state basis, which we expect will result in more growth and adoption of genetic testing by clinicians and acceptance by local reimbursement agencies; and
•growth in personalized medicine and the interest in new partnership models with academic and biopharma partners to advance companion diagnostics and serve patients with specific treatments based on their own genetic makeup and biology.
We believe these market trends present new opportunities to position us for organic growth and commercial success through the launch of new products and the enhancement of our existing products. The ongoing market disruption in our sector also provides opportunities for market share gains. Our focus is on articulating the clinical differentiation of our products, our commitment to being a reliable testing partner for patients and providers, and our dedication to innovative science that improves health outcomes, access for all, and ease of experience in the testing process. We expect to use our ability to innovate not only in research, development, and technology, but also in go-to-market approaches, commercial capabilities, and technology-enabled applications to adapt quickly to customer preferences and market dynamics.
To measure our success in providing a seamless and efficient experience for both patients and clinicians, we periodically conduct a Net Promoter Score (NPS) survey among current users of our products. NPS is a widely recognized metric used to gauge customer loyalty and satisfaction by asking respondents how likely they are to recommend our products on a scale of 0 to 10. The score is calculated by subtracting the percentage of detractors (ratings of 0–6) from the percentage of promoters (ratings of 9–10), resulting in a range from -100 to 100. Since the implementation of this program in 2022, we have consistently maintained a strong NPS above 70, which we believe indicates a high level of user satisfaction and advocacy. This serves as a valuable benchmark for our ongoing efforts to enhance and innovate our offerings to better meet the needs of our patients and clinicians.
Oncology
In oncology, we offer testing for patients who have cancer and companion diagnostic tests that work with corresponding drugs and treatments. Our competitors in the oncology market include Natera, Inc., Foundation Medicine, Inc., Caris Life Sciences, Tempus, Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, Veracyte, Inc. and other commercial and academic laboratories. As a leader in molecular diagnostic testing and precision medicine, we provide insights that help people take control of their health, and enable healthcare providers to better detect, treat, and prevent disease. Whether it's therapy selection, early recurrence detection, or later in the patient journey, our products provide actionable, scientific insights to oncologists that can facilitate their treatment of patients.
We believe that the key opportunities to grow our Oncology business include expanding our diagnostic offerings, adding indications and genes to existing oncology tests, reducing friction for providers with automated ordering and reporting, and increasing our focus and investment in clinical evidence generation. In 2026, we plan to add a new liquid biopsy therapy selection test called Precise Liquid to our comprehensive Oncology offerings. The test is a comprehensive genomic profiling test that may serve as a first-line offering or as a reflex test if the solid tumor is insufficient, and the test is expected to allow therapy selection at diagnosis and in the metastatic setting. We are also developing Precise MRD, a monitoring test based on whole genome sequencing to deeply interrogate tumors, detect cancer recurrence earlier, and help guide treatment decisions.

Women’s Health
In the women’s health market, we serve women assessing their genetic predisposition to cancer, offer prenatal tests for the assessment of fetal chromosomal disorders, and screen prospective parents for recessive genetic conditions that can be passed on to their children. We also offer the SneakPeek Early Gender DNA Test which predicts a baby's fetal sex as early as six weeks into pregnancy. We compete with multiple companies, including large national reference laboratories, specialty laboratories, academic/university laboratories, and kit-based products with our MyRisk, Foresight, Prequel and SneakPeek tests. Our competitors in women's health include Natera, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, BillionToOne, Inc., Tempus AI, Inc., and Peekaboo Early Detection Gender DNA Test. We compete mainly based on our test breadth and accuracy, equity in care capability, and our commercial scale.
We see opportunities to continue to drive growth in our Women's Health business by enhancing our prenatal products to improve patient access and deliver differentiated clinical utility, improving our cancer risk assessment programs with enhanced testing, ordering and reporting, and automating workflows to drive increased adoption of our breast cancer risk assessment program into large health systems and obstetrician and gynecologist practices. We also remain focused on reimbursement for prenatal and carrier screening and finding streamlined patient payment models. We have expanded our SneakPeek product presence into retail stores, which we believe provides a strong opportunity for us to target consumers with our prenatal portfolio of offerings beyond reaching these patients directly through physicians. We also plan to deliver improved and differentiated experiences for patients and physicians through an advanced, end-to-end digital architecture as we improve our test ordering and order management experience and digital tools for interacting with patients. For example, Foresight Universal Plus, which launched in the second half of 2024, is an expanded carrier screening test that includes up to 272 genes. We also expect to further simplify and advance prenatal care with the launch of FirstGene™, a comprehensive prenatal screening test. FirstGene combines the power of our Prequel NIPS with AMPLIFY technology on a targeted exome platform with our Foresight Carrier Screen into a new 4-in-1 prenatal offering for NIPS, carrier screen, fetal recessive status, and feto-maternal blood compatibility. This new test, which is expected to launch in 2025, is designed to streamline the testing process and simplify workflow with a single maternal blood draw while providing early insight on the fetus with improved sensitivity for all pregnancies, helping to reduce unnecessary amniocentesis. We have previously announced our support for the guideline update by the ACMG, which reaffirmed the clinical value of NIPS to screen for a range of chromosomal abnormalities. ACMG continues to recommend offering screening for common trisomies (on chromosomes 13, 18, and 21) in all pregnancies, and guidance that provides a strong recommendation for offering screening for sex-chromosome aneuploidies (SCAs) and conditional support for offering screening for 22q microdeletion syndrome. As part of the NIPS within FirstGene, both SCAs and 22q are expected to be available as additional opt-in screening. We believe Foresight Universal Plus and FirstGene when launched, will strengthen our clinical differentiation in the growing carrier screening market, and provides us an opportunity to meet the increasing demand for advanced reproductive genetic testing in 2025 and beyond.
Pharmacogenomics
In Pharmacogenomics, we help physicians and other front-line providers understand how genetic alterations may impact patient response to antidepressants and other drugs. We believe our GeneSight Psychotropic Mental Health Medication Test meets a significant unmet clinical need and is a leading product to help physicians anticipate patient response to psychotropic drugs, the selection of which has historically been done through trial and error-based approaches. The test has been shown to improve response rates in patients compared to standard of care. Our competitors in this market include Genomind, Tempus, Quest Diagnostics Incorporated, and Laboratory Corporation of America Holdings.
Key opportunities to maintain our leadership position and grow our business in this market include increasing awareness of pharmacogenomic opportunities for mental health treatment and driving physician adoption and utilization of our product to help guide treatment options. We believe our highly effective digital engagement and provider on-boarding approach broadens access to GeneSight among front-line providers of mental health treatment, including primary care physicians and nurse practitioners who treat the majority of patients suffering from depression and anxiety. We continue to work on expanding coverage, including through the increasing number of state biomarker laws, while also optimizing our patient direct-payment options and workflow to maximize reimbursement.

Seasonality
We have historically experienced seasonality in our testing business. The quarters ending March 31 and September 30 are typically weaker due to the annual reset of patient deductibles in the beginning of each calendar year and vacation schedules in the summer. The quarter ending December 31 is typically stronger due to increased demand as patients meet their deductibles throughout the year; however, due to various factors, including disruptions in workflows arising from EMR integrations, volumes were less than expected for the quarter ended December 31, 2024. Seasonal patterns were disrupted in previous years as a result of the COVID pandemic and certain other factors, but we believe pre-COVID seasonality impacted 2024, particularly in the third quarter. Additionally, operating results for the twelve months ended December 31, 2024 may not necessarily be indicative of results to be expected for any year.
Human Capital Management
As a leader in molecular diagnostic testing and precision medicine, our mission is to advance health and well-being for all by helping people take control of their health and enabling healthcare providers to better detect, treat and prevent disease. We believe the success of our mission depends, in part, on our ability to attract and retain qualified personnel. Our key human capital management objectives are to recruit, retain, and motivate the exceptional people needed to carry out our mission. To support these objectives and help our employees balance their work and personal lives, we maintain a flexible work environment and competitive compensation and benefits programs.
As of December 31, 2024, we have approximately 2,700 full-time equivalent employees. Most of our employees are engaged directly in sales and marketing, production, customer experience, billing, administration, technology, development, and research. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.
One of our key human capital metrics is employee turnover. For the year ended December 31, 2024, our global voluntary employee turnover rate was 10%.
Caring and Belonging: Our objective is to make Myriad a place where all employees have a sense of belonging. Myriad supports a culture of caring and inclusion aligned with our company mission, vision, and values to drive company performance by creating opportunities and experiences for learning, development, and a sense of belonging for all employees. We have seven employee-led resource groups (ERGs) that represent and support diverse communities in our workforce. Our active ERG communities provide a safe space for teammates from shared backgrounds and their allies to connect, communicate and support each other. These ERGs are designed to mentor, foster, encourage, and inspire employees in all stages of their careers by providing access to senior leadership, peer groups, mentoring, and other valuable resources to help them pursue their career ambitions.
As of December 31, 2024, approximately 64% of our employees were women, and women held 39% of Myriad leadership roles (vice president and above). Approximately one third of the members of our Board of Directors are women, including the chairperson, and 44% of the members of our Board of Directors come from diverse gender, ethnic, and cultural backgrounds.
Compensation, Health, Wellness, Family Resources, and Other Benefits: Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals, and create long-term value for our stockholders. We provide competitive salaries, stock ownership opportunities, and incentive and bonus programs. We also provide an expansive benefit offering including medical, dental and vision health care coverage, insurance and disability coverage, 401(k) investment plans with Company matching, tax advantaged savings accounts, paid time off and leaves of absence, parental leave, family formation benefits, employee assistance programs, including free mental health resources for employees and their dependents, community outreach programs, training and development opportunities, and wellness programs.
Career Development and Training: We offer several career development and training opportunities to our employees, including a curriculum of Company-sponsored technical, business and leadership courses, on-the-job training and a support network to all new employees, and tuition reimbursement for approved external training and educational pursuits.
Oversight and Management: We regularly conduct surveys to obtain feedback from our employees on a variety of topics, including employee engagement, Company strengths and focus areas, and culture drivers. The results are reviewed by our Board of Directors, the Compensation and Human Capital Committee, and senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement. We believe our most recent survey in 2024 shows how these intentional efforts are making a difference as 84% of our employees rated us as a Great Place to Work®.

Corporate Responsibility and Community: At Myriad, corporate responsibility plays an important role in our approach to developing valuable and transformative diagnostic tests across major diseases to improve patients' lives. We believe that our corporate responsibility programs build greater value for our patients, healthcare professionals and stockholders, support and improve the communities where we live and work, and empower our employees to become more engaged in the well-being of their own communities.
The corporate responsibility programs at Myriad align with a clearly defined set of strategic priorities including the following:
•Patient Assistance: We are working to improve overall health care quality and increase access to diagnostic testing for those in need by offering robust financial assistance.
•Advocacy: We collaborate with patient advocacy and support organizations where we believe we can make a positive difference in addressing complex health challenges, provide education about diagnostic testing, and improve the quality of life for patients.
•Sustainability: As described further below, we continue to explore ways in which we can minimize our environmental impacts.
•Scholarship: We provide financial support for academic scholarships and contribute to advancing education and training for women and minorities in medicine and science.
•Philanthropy: We provide financial support to nonprofit organizations and share the expertise of our employees in the communities where we operate.
Sustainability
We strive to do business in ways that protect both the health and safety of our employees and the world in which we operate by establishing, promoting, maintaining, and improving a culture of sustainability and environmental responsibility. Our Myriad Green Team engages employees across our business in environmental activities and events that benefit local communities. We continue to recycle plastics used in our laboratory facilities. Our new laboratories in west Salt Lake City, Utah and South San Francisco, California include energy and water efficiency and other environmental-friendly features. The Nominating and Governance Committee of our Board of Directors is responsible for reviewing and evaluating our environmental, climate, safety, social and other corporate responsibility strategies, practices, and initiatives.
In connection with our 2023-2024 Quality, Innovation, and Corporate Responsibility Report, we disclosed our Scope 1 and Scope 2 emissions data. Moving forward, we plan to improve our environmental footprint assessment and provide additional public disclosures regarding our environmental performance to our stockholders.
For more information on our approach to sustainability, please refer to our 2023-2024 Quality, Innovation, and Corporate Responsibility Report, which is available on our website.

Patents and Proprietary Rights
We own or have license rights to various issued patents and patent applications in the United States and foreign countries. These patents and patent applications relate to a variety of subject matter, including diagnostic biomarkers, gene expression signatures, assays, assay reagents, informatics and data analytics, methods for determining genetic predisposition, methods for disease diagnosis, methods for determining disease progression, methods for determining disease treatment, and general molecular diagnostic techniques. For some of the patent assets, we hold rights through exclusive or non-exclusive license agreements. Material issued patent assets relating to our tests that generate, or are expected to generate, material revenue are described in the table below, along with any related pending applications. These issued patents are expected to begin expiring on the respective dates noted below and any related applications, if issued as patents and depending on term adjustments or terminal disclaimers, if applicable, are expected to have similar expiration timeframes. These patents and applications contain multiple claims including but not limited to those claims described below.

Test	Patent Assets	Expiration	Claims
Prolaris Prostate Cancer Prognostic Test	We own one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to Prolaris testing.	These pending and issued patents have terms expected to begin expiring in 2030.	Claims relating to biomarkers, kits, systems and methods for detecting, diagnosing, prognosing and selecting therapy for prostate cancer.
MyChoice CDx Companion Diagnostic Test	We own or hold a license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to MyChoice CDx testing.	These pending and issued patents have terms expected to expire in 2031.	Claims relating to biomarkers, kits, systems and methods for detecting homologous recombination deficiency and selecting therapy based on such detection.
GeneSight Psychotropic Mental Health Medication Test	We hold a license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to GeneSight testing.	Certain patents began expiring in 2024 and the remaining pending and issued patents have terms expected to begin expiring in 2027.	Claims relating to biomarkers, systems and methods for detecting single nucleotide polymorphisms and selecting and/or optimizing therapy based on such detection.
Foresight Carrier Screen	We own one or more issued patents and pending patent applications in the U.S. and other jurisdictions that relate to laboratory and informatic methods used to enhance Foresight testing.	These pending and issued patents have terms expected to begin expiring in 2032.	Claims relating to systems and methods for detecting genetic sequences.
Prequel Prenatal Screen
We own or hold a license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions that relate to laboratory and informatic methods used to enhance Prequel testing.
		These pending and issued patents have terms expected to begin expiring in 2032.	Claims relating to systems and methods for detecting genetic sequences.
MRD	We own one or more issued patents and pending patent applications in the U.S. or other jurisdictions relating to MRD testing.	These pending and issued patents have terms expected to begin expiring in 2037.	Claims relating to systems and methods for preparing enriched DNA fractions, detecting circulating tumor DNA, and identifying tumor variants.
SneakPeek	We own one or more issued patents and pending patent applications in the U.S. or other jurisdictions relating to SneakPeek testing.	These pending and issued patents have terms expected to begin expiring in 2040.
Claims relating to methods of improving the accuracy of fetal sex determination by reducing a level of contaminating DNA in a blood sample from a pregnant human subject and/or methods of detecting target fetal nucleic acids in a sample.

We have or intend to seek patent protection in the United States and major foreign jurisdictions for these and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection.

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
We describe whether and how risks related to our intellectual property have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading "Risks Related to Our Intellectual Property", included in Part I, Item 1A of this Annual Report on Form 10-K.

License Agreements
We are a party to license agreements which give us the rights to use certain technologies in the research, development, testing processes, and commercialization of our tests. These licenses generally end on the expiration of the last to expire patent rights covered by the applicable license agreement. We may not be able to continue to license these technologies on commercially reasonable terms, if at all. In addition, each license may be terminated by the licensor in the event of an uncured breach by us of any material term of the applicable license agreement. Patents underlying our license agreements may not afford meaningful protection for our technology or tests or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our failure to maintain rights to this technology could have a material adverse effect on our business. The table below lists important licenses to technology that is relevant to certain of our tests:

Entity	Subject	Royalties	Expiration
University of Texas M.D. Anderson Cancer Center (UTMDACC)	Exclusive world-wide right to certain rights of UTMDACC in intellectual property relating to our MyChoice HRD testing.	We pay UTMDACC a royalty based on net sales of our MyChoice HRD test.	License runs for the term of the UTMDACC agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the UTMDACC agreement.
Mayo Foundation for Medical Education and Research (Mayo)	Exclusive world-wide license to certain rights of Mayo in intellectual property relating to our GeneSight testing.	We pay Mayo a royalty based on net sales of our GeneSight test.	License runs for the term of the Mayo agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the Mayo agreement.
Children’s Medical Center in Boston (CMCC)	Exclusive world-wide right to certain rights of CMCC in intellectual property relating to our MyChoice HRD testing.	We pay CMCC a royalty based on net sales of our MyChoice HRD test.	License runs for the term of the CMCC agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the CMCC agreement.
Institut Curie and INSERM (INSERM)	Exclusive world-wide right to certain rights of INSERM in intellectual property relating to our MyChoice HRD testing.	We pay INSERM a royalty based on net sales of our MyChoice HRD test.	License runs for the term of the INSERM agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the INSERM agreement.
Illumina, Inc.	Non-exclusive license to certain rights held by or licensed to Illumina to intellectual property relating to non-invasive prenatal screening and the Prequel test.	We pay Illumina a royalty based on the volume of Prequel testing administered by us.	License runs for the term of the Illumina agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the Illumina agreement.
Eurobio Scientific SA (Eurobio)	Exclusive license to certain rights of Eurobio in intellectual property relating to our EndoPredict assay.	We pay Eurobio a royalty based on net sales of our EndoPredict test.	License runs for the term of the Eurobio agreement and, in any event, expires or may be terminated upon expiration of the last to expire patent right covered by the Eurobio agreement.

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
CLIA requires each of our certified clinical laboratories to enroll in an approved proficiency testing program if performing testing in any category for which proficiency testing is required. Each of our clinical laboratories periodically tests specimens, where available, received from an outside proficiency testing organization and then submits the results back to that organization for evaluation. If one of our laboratories fails to achieve a passing score on a proficiency test, then it may lose its right to perform testing. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of the laboratory’s CLIA certification.
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

Food and Drug Administration
In the United States, in vitro diagnostic (IVD) products are subject to regulation by the FDA as medical devices to the extent that they are intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease. They are subject to premarket review and post-market controls that will differ depending on how the FDA classifies a specific IVD, which is further defined in the FDA’s implementing regulations as a device intended for use in the collection, preparation, and examination of specimens taken from the human body. For certain types of tests known as laboratory developed tests (LDTs)—which are in vitro diagnostic tests that are designed, manufactured and used within a single laboratory—FDA regulation is less clear than for IVDs. Historically, the FDA had exercised enforcement discretion for LDTs, meaning that the FDA generally did not enforce premarket review and other applicable FDA requirements. However, as LDTs have increased in complexity, the FDA has taken a risk-based approach to their regulation. Congress has also signaled interest in clarifying the regulatory landscape for LDTs. Following several years of inaction by Congress on this issue, the FDA issued a final rule in May 2024 to regulate LDTs under the current medical device framework and proposed to phase out the current enforcement discretion policy; the final rule became effective on July 5, 2024.
The FDA LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. We have begun the process of implementing the final rule with respect to our tests, our operations, and our business more generally.

Publication of the LDT final rule prompted the American Clinical Laboratory Association (ACLA) and one of its members, on May 29, 2024, as well as the Association for Molecular Pathology (AMP) and one of its members, on August 19, 2024, to file complaints against the FDA in the Eastern District of Texas and the Southern District of Texas, respectively. Both complaints allege that the agency does not have authority to promulgate the LDT final rule and seek to vacate the FDA’s action; the two cases were subsequently consolidated into a single action pending in the Eastern District of Texas. Briefing is ongoing in the consolidated case and the outcome is uncertain. The ongoing litigation could potentially affect the FDA’s plans to implement these new LDT requirements, making the implementation timeline somewhat uncertain although no preliminary injunction has been issued to date. Accordingly, the agency has continued its implementation efforts by actively providing guidance and training to clinical laboratories on how to comply with medical device general controls. Following the November 2024 federal elections, it is unclear whether the incoming Trump Administration will continue to defend the FDA’s rulemaking action in the consolidated litigation in Texas or if it will take steps to rescind or modify the LDT final rule.

Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA's final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. Ensuring compliance with the agency’s future implementation plans for bringing LDTs under the medical device framework is expected to require significant time, financial resources, and other resources, including specialized personnel, on the part of clinical laboratories engaged in developing and offering such diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other IVDs, making it unclear whether any legislative efforts would be successful going forward. The outcome of the November 2024 elections on the composition of the 2025-2026 Congress, with both the Senate and House transitions to Republican control, also creates uncertainties for the diagnostic industry.

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
If the FDA determines that the applicant’s device is substantially equivalent to the identified predicate device(s), the agency will issue a 510(k) clearance letter that authorizes commercial marketing of the device for one or more specific indications for use. Requests for additional data, including clinical data, will increase the time necessary to review the notice. If the FDA believes that the IVD is not substantially equivalent to a predicate device, it will issue a “Not Substantially Equivalent” letter, stating that the new device may not be commercially distributed and designating the device as a Class III device, which will require the submission and approval of a PMA application before the new device may be marketed. Alternatively, the applicant may be able to submit a De Novo classification request to have the new device regulated as a Class I or Class II device instead of under the automatic Class III designation. Among other things, if the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the device.
As an alternative to the De Novo classification process, the manufacturer could file a reclassification petition seeking to change the automatic Class III designation of a novel post-amendment device under Section 513(f)(3) of the FDCA. The FDA can also initiate reclassification of an existing device type on its own initiative, and it recently issued a final rule to clarify the administrative process through which the agency reclassifies a medical device.
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
Regulation of Companion Diagnostic Devices
If a sponsor or the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, the sponsor of the therapeutic product will typically work with a collaborator to develop an IVD companion diagnostic device. The FDA has issued a final guidance document entitled “In Vitro Companion Diagnostic Devices” that is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. In the guidance, the FDA defined an IVD companion diagnostic device as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The FDA also noted that in some cases, if evidence is sufficient to conclude that the IVD companion diagnostic device is appropriate for use with a class of therapeutic products, the intended use/indications for use should name the therapeutic class, rather than each specific product within the class. In April 2020, FDA published another final guidance entitled “Developing and Labeling In Vitro Companion Diagnostic Devices for a Specific Group or Class of Oncology Therapeutic Products” that expands on the idea of a class of therapeutic products. The latter guidance describes considerations for the development and labeling of in vitro companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. The FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD companion diagnostic device in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding IVD companion diagnostic will be developed contemporaneously. To that end, the FDA has also issued draft guidance entitled “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product” to serve as a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic.
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

Due to multiple challenges to IVD manufacturers being ready for full application by the May 2022 implementation date, risk of shortages and limited Notified Body capacity, transition periods have been revised several times for legacy devices. The last revision took place by Regulation (EU) 2024/1860 in July 2024. For example, products classified as Class C under the IVDR, which were not subject to a Notified Body conformity assessment under the Directive and have a valid declaration of conformity drawn up prior to May 26, 2022, can continue to be placed on the market until December 31, 2028. Medical devices certified under the Directive may benefit from the extension provided they meet certain conditions ((i) continue to comply with the Directive, (ii) not be the subject of significant changes on design or intended purpose, (iii) not present an unacceptable health or safety risk, (iv) the manufacturer has in place a quality management system according to the IVDR rules before May 26, 2025, and (v) the manufacturer has applied to a Notified Body and has signed a written agreement for a conformity assessment under the IVDR rules by a certain date, depending on the risk class of the IVD). Certain IVDR requirements, including post-market surveillance, market surveillance, vigilance, and registration of economic operators and devices remained effective on the May 26, 2022 implementation date.
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
As described in these provisions, MHRA will continue to recognize CE marks within Great Britain, which is defined as England, Scotland and Wales, up to July 2030 for certain devices in order to align with EU transition periods. Companies wishing to place IVDs on the UK market are also required to register with MHRA and have to appoint a UK Responsible Person to manage their compliance efforts in the UK, but are still able to sell CE-IVD marked products in Great Britain. The UK is currently developing new legislation in the UK to better align with the IVDR and other international requirements, including requirements for the new marking called a UK Conformity Assessed mark (UKCA). This mark, which can be obtained now, is not recognized in EU countries, meaning that companies that wish to sell in the UK and the EU will have to seek both a UKCA and CE-IVD mark in the future. The EU legislative framework applies in Northern Ireland, meaning that companies can still, and will still be able to, sell tests in Northern Ireland under applicable EU IVD regulations including the current IVDR.

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

Significant revisions to Japanese regulations of medical devices, IVDs and other health care products are ongoing. The first round of changes to Japan’s Pharmaceuticals and Medical Devices Act took effect September 1, 2020 and August 2021. The revision in May 2022 created the fast track approval of IVDs conditional or time-limited approval in emergency situations when the efficacy of medical product is presumed, subject to safety confirmation. The Ministry of Health, Labour and Welfare started discussion in May 2024 on the upcoming revision of the Pharmaceuticals and Medical Devices Act, such discussion includes a reform of sales system of medical products which may include IVDs as well as a review of performance evaluation based on the characteristics of IVDs (introduction of a system similar to the re-evaluation system for pharmaceuticals).
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
The Health Information Technology for Economic and Clinical Health Act (HITECH) expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements for Covered Entities. Under HITECH’s breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services. Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and, in some cases depending on the size and impact of the breach, they must be reported through local and national news media. Breach reports can lead to investigation, enforcement, civil monetary penalties and civil litigation, including class action lawsuits and enforcement by state authorities as well as significant reputational harm.
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

Other federal and state laws establish additional requirements for protecting the privacy and security of health information that is not protected by HIPAA. For instance, Washington state recently passed the “My Health My Data” Act, which will regulate “consumer health data,” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in connection with certain research activities, including data subject to 45 C.F.R. Parts 46, 50 and 56. Notably, the “My Health My Data” Act contains a private right of action. In addition, Nevada recently enacted a consumer health data privacy bill, SB 370, which also regulates “consumer health data” and shares many similarities with Washington’s “My Health My Data” Act, and Connecticut recently amended its comprehensive privacy law to include heightened regulation of “consumer health data.” Additional states may adopt health-specific privacy laws that could impact our business activities and our collection and handling of health-related data.
In addition to the federal privacy and security regulations and health privacy law referenced above, there are a number of state laws regarding the privacy and security of health information and personal data that can be applicable to our clinical laboratories, as further discussed in the "Risk Factors" section below. Many states have also implemented genetic testing laws imposing specific patient consent requirements and protecting genetic information by limiting the use and disclosure of such information. State requirements are particularly stringent regarding predictive genetic tests, due to the risk of genetic discrimination against healthy patients identified through testing as being at risk for disease. Compliance with health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws in all jurisdictions, both state and federal, can be challenging as these laws often change, overlap and conflict and we may not be able to maintain compliance in all jurisdictions where we do business.
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
Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for CDLTs that are not ADLTs. Most recently, the Continuing Appropriations and Extensions Act, 2025 (Pub.L. 118-83, enacted on September 26, 2024) further delayed the reporting requirement as well as the application of the 15% phase-in reduction. Under these statutory provisions, the next data reporting period for CDLTs that are not ADLTs will be January 1, 2026 through March 31, 2026, and will be based on the original data collection period of January 1, 2019 through June 30, 2019. After this data reporting period, the three-year data reporting cycle for these tests will resume.
CMS’s methodology under PAMA (as well as the willingness of commercial insurers to recognize the value of diagnostic testing and pay for that testing accordingly) renders commercial insurer payment levels even more significant. This calculation methodology has resulted in significant reductions in reimbursement, even though CMS imposed caps on those reductions. For example, PAMA (as amended) includes provisions that limit the amount by which payment for testing may be reduced. For example, for 2018 through 2020, a test price could not be reduced by more than 10% per year. The same series of laws discussed above modified the phase-in of payment reductions resulting from private payor rate implementation so that a 0.0 percent reduction limit was applied for calendar years 2021 through 2024. The Further Continuing Appropriations and Extensions Act, 2025 further applied a 0.0 percent reduction limit for calendar year 2025. Consequently, payment may not be reduced by more than 15 percent per year for calendar years 2026 through 2028 as compared to the payment amount established for a test the prior year.
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

In addition, our advertising for laboratory tests using FDA-cleared or approved IVDs as well as LDTs that are not FDA-approved is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as certain state laws. Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or certain products in the future, or criminal prosecution.
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
•Security breaches, loss of data and other disruptions, including from cyberattacks and other cybersecurity incidents, could compromise personal, confidential, or other sensitive or proprietary information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.
•If we experience a significant disruption in our information technology systems, or those of third-parties upon which we rely, including cloud-based services, our business operations and financial condition could be adversely affected.
•Artificial intelligence introduces emerging risks and challenges to our business.
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
•Our international business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
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
•Our estimates of actionable market size and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at expected rates.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

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
•Our actual or perceived failure to comply with data protection laws and regulations could lead to complaints, government enforcement actions, private litigation, and/or adverse publicity and could negatively affect our business.
•We may from time to time be subject to government investigation(s), the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.
•Changes in health care policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our tests.
•Our business could be harmed by the loss, suspension, or other restriction on a license, certification, or accreditation, or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state, federal and foreign laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.
•Planned changes in the way the FDA regulates tests performed by laboratories like ours will result in delay and/or additional expense in offering our tests and tests that we may develop in the future.
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
•Increasing scrutiny and evolving expectations from regulators, business partners, investors, and other stakeholders with respect to our environmental, social, and governance practices may impose additional costs on us or expose us to new or additional risks.
•Our certificate of incorporation and our bylaws designate specific state or federal courts as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Risks Related to Our Business and Our Strategy
We may not be able to generate sufficient revenue from our existing tests or develop new tests to be profitable.
We believe our future success is dependent upon our ability to successfully market our existing tests to additional patients within the United States, to expand into new product markets, to develop and commercialize new tests and to maintain or obtain reimbursement for our tests. However, we may not be able to generate sufficient revenue, from our existing tests and launching and commercializing new tests, to be profitable. For the year ended December 31, 2024, our net loss was $127.3 million and we expect to continue to incur net losses in future years. The demand for our existing tests may decrease or may not continue to increase at historical rates due to sales of new tests that may replace or cannibalize our existing product portfolio, or for other reasons such as the introduction of competing testing products by competitors. For example, because most of our tests are only utilized once per patient, we will need to sell our products to new patients or develop new tests in order to continue to generate revenue. Our average reimbursement rate per test may also decline, which may cause our revenue to decrease. Our pipeline of new test candidates, such as FirstGene, Precise Liquid, and Precise MRD, are in various stages of development, some of which may take many more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional tests through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests for commercial use, we may not be able to develop tests that:
•meet applicable regulatory standards, in a timely manner or at all;
•successfully compete with other technologies and tests;
•avoid infringing the proprietary rights of others;
•are adequately reimbursed by third-party payors;
•can be performed at commercial levels or at reasonable cost; or
•can be successfully marketed.
We must generate significant revenue to achieve profitability. Even if we succeed in marketing our existing tests to physicians for use in new patients and in developing and commercializing any new tests, we may not be able to generate sufficient revenue to be profitable.
Our strategic growth plan may not achieve the anticipated results, and we may not be able to achieve or maintain revenue growth or operate our business on a profitable basis.
We are currently executing upon a multi-year strategic growth plan in which we intend to continue growing by accelerating our EMR integrations, expanding our sales channels, including into large health systems, cross selling our portfolio of testing products to providers, enhancing our testing products within medical guidelines, demonstrating our clinical differentiation and value against the standard of care, and optimizing our revenue cycle processes. For example, in June 2024, we launched the Universal Plus Panel to our Foresight Carrier Screen Test, which is an expanded carrier screening test. We also continue to invest in clinical evidence development to support the growth of our existing products and launch of new products, such as FirstGene, Precise Liquid, and Precise MRD, which we expect will help us continue to grow. Our future performance and growth depend on the success of our growth plan, including management's ability to execute upon that plan and the ability of our employees to respond quickly and effectively to strategic projects and changes in our operations and business practices. The implementation of our strategic growth plan has resulted, and is expected to continue to result, in changes to business priorities and operations, capital allocation priorities, operational and organizational structures, and increased demands on management. The execution of our strategic growth plan may take longer than anticipated, and we may not realize, in full or part, our anticipated growth targets in our testing volumes and revenue, or such growth may be realized more slowly than anticipated.
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
•global or local economic conditions;
•protectionist laws and business practices, including trade restrictions, tariffs, export controls, quotas and other trade barriers, including China-U.S., Mexico-U.S. and Canada-U.S trade policies;
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
In both domestic and foreign markets, sales of our tests or any future tests will depend in large part upon the availability of reimbursement from third-party payors. Such third-party payors include state and federal health care programs such as Medicare, managed care organizations, other private health insurers and other organizations. These third-party payors are increasingly attempting to contain health care costs by demanding price discounts and limiting both coverage regarding which tests they will pay for and the amounts that they will pay for existing and new tests. We have experienced coverage limitations and price reductions for many of our products, including for our GeneSight Psychotropic Mental Health Medication Test, and we may continue to experience future coverage limitations and price reductions from CMS, managed care organizations, and other third-party payors. We do not receive reimbursement from third-party payers or payment from patients for many of the tests we perform. The fact that a test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a test will be approved or remain approved for reimbursement, that the reimbursement amount approved for such test will not be reduced in the future, or that similar or additional tests will be approved for reimbursement in the future. For example, UnitedHealthcare updated its medical policy for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial and individual exchange benefit plans and certain managed Medicaid plans. The change took effect for commercial and individual exchange benefit plans on January 1, 2025, and is expected to take effect for impacted managed Medicaid plans during the first half of 2025. For the year ended December 31, 2024, we recognized approximately $45.0 million of revenue for GeneSight testing from UnitedHealthcare, consisting of approximately $40.0 million for UnitedHealthcare commercial and approximately $5.0 million for impacted UnitedHealthcare managed Medicaid plans. We anticipate that the change in UnitedHealthcare coverage will negatively impact our revenue, profitability and cash flow in 2025 and thereafter. While we intend to continue our engagement with UnitedHealthcare regarding its decision to change its GeneSight coverage policy, there is no guarantee that our efforts will be successful or that our GeneSight test will be covered by UnitedHealthcare in the future. If unchanged, UnitedHealthcare's updated medical policies will prevent us from sustaining previous GeneSight revenue or profitability levels and may materially and adversely affect our business and financial results as a whole and could lead to coverage changes in other UnitedHealthcare plans and at other payors. In addition, the lack of reimbursement for our GeneSight test may discourage providers from ordering it for their patients. Moreover, there can be no assurance that any new tests we have launched or may launch will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio. As a result, third-party payors may not cover or provide adequate payment for our current or future tests to enable us to maintain past levels of revenue or profitability with respect to such tests. Further, third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

In addition, under PAMA, Medicare reimbursement for any given test is based on the weighted-median of the payments made by private payors for such test, rendering private payor payment levels even more significant. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of tests generally and any given test individually. Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for CDLTs that are not ADLTs. Most recently, the Further Continuing Appropriations and Extensions Act, 2025 (Pub.L. 118-83, enacted on September 26, 2024) further delayed the reporting requirement as well as the application of the 15% phase-in reduction. Under these statutory provisions, the next data reporting period for CDLTs that are not ADLTs will be January 1, 2026 through March 31, 2026. The same series of laws modified the phase-in of payment reductions resulting from private payor rate implementation so that a 0.0 percent reduction limit was applied for calendar years 2021 through 2024. The Further Continuing Appropriations and Extensions Act, 2025 further applied a 0.0 percent reduction limit for calendar year 2025. Consequently, payment may not be reduced by more than 15 percent per year for calendar years 2026 through 2028 as compared to payment amount established for a test the prior year. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our business, results of operations and financial condition.
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

As part of our revenue recognition process, we estimate the expected amount of consideration to be received from our tests using all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. The estimate of revenue is affected by, among other factors, changes in payor mix, payor collections, current customer contractual requirements, experience with collections from third-party payors, and changes in medical policies. We have experienced, and may continue to experience, positive and negative changes in our revenue estimates for previously delivered tests as a result of third-party payors disputing our bills or denying payment for tests that we have performed or from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third-party payors. While we believe our revenue recognition process is reasonable and performed in accordance with applicable accounting standards, we cannot guarantee that our revenue estimates for our tests will be accurate or equal the amount of cash actually collected or that we will not continue to recognize positive or negative changes in our revenues for tests performed in prior periods. For example, we have one third-party payor that represents 18% and 12% of our total accounts receivable balance as of December 31, 2024 and December 31, 2023. If the actual amount of cash collected from this payor differs from our current estimates, our revenue may be materially impacted.
Third-party payors, such as commercial health insurers and government payors and programs, may also adopt requirements, programs or policies that may restrict or adversely affect our business. For example, in September 2022, the California Department of Public Health (CDPH) implemented regulatory amendments making the California Prenatal Screening (PNS) Program the exclusive provider of cell-free DNA (cfDNA) trisomy screening in California. These regulatory amendments set reimbursement rates significantly below prior levels and barred non-participating laboratories from offering or performing cfDNA trisomy screening in California. As we were not a participating laboratory under the PNS Program, we would have been prohibited from offering or performing our Prequel screening test in California. However, on September 16, 2022, we filed jointly with Laboratory Corporation of America Holdings (Labcorp) a writ petition in the Superior Court of the State of California, County of San Francisco, against the CDPH and its Director, seeking to block the exclusivity regulation. The Superior Court granted a preliminary injunction on November 2, 2022, and later issued a permanent injunction on April 28, 2023, preventing enforcement of the regulation. A final judgment was entered on June 1, 2023, and CDPH did not appeal. As a result of the foregoing, we expect to continue to be able to offer and perform our Prequel screening test in California. However, the possibility that we might not have been able to continue to offer our Prequel screening test in California had a chilling effect on sales of our Prequel screening test in California.

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
While we believe that our existing cash and cash equivalents, future cash flow from operations, and amounts available for borrowing under our ABL Facility (as defined below) will be sufficient to meet our anticipated cash requirements for at least the next 12 months, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing.
On June 30, 2023, we entered into an asset-based revolving credit facility (the ABL Facility) with an initial maximum principal amount of $90.0 million with JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, and the other lender parties thereto. On October 31, 2023, we entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit under the ABL Facility by $25.0 million for a total maximum principal commitment under the ABL Facility of $115.0 million. As of December 31, 2024, we had $40.5 million of outstanding borrowings under the ABL Facility. The ABL Facility limits our ability to incur additional indebtedness and requires us to comply with certain minimum liquidity and availability covenants. The ABL Facility matures on June 30, 2026, and there is no guarantee that the ABL Facility will be extended or that we will be able to secure additional funding or other financing options in a timely manner or on favorable terms, if at all.
If we do not generate sufficient cash from operations, if our capital resources are consumed more rapidly than expected, or if we no longer have access to additional funds under our ABL Facility and are unable to secure additional funding, on acceptable terms or at all, we may be forced to delay, scale back or eliminate some of our sales and marketing activities, research and development activities, or other operations, and potentially delay development of our tests in an effort to provide sufficient funds to continue our operations. For example, in recent years, we have generated cash outflows from operations. Although we expect to generate cash inflows in the near future, our forecasts may be inaccurate. If any of these events occur, our ability to achieve our development and commercialization goals could be adversely affected.
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

In addition, we anticipate that UnitedHealthcare’s recent update to its medical policy for pharmacogenetic testing to no longer cover certain multi-gene panel tests, including our GeneSight test, under it commercial, individual exchange, and certain managed Medicaid plans will negatively impact our revenue, profitability, and cash flow in 2025 and thereafter.

We are subject to debt covenants that impose operating and financial restrictions on us and if we are not able to comply with them, it could have a material adverse impact on our operations and liquidity.
Covenants in the ABL Facility impose operating and financial restrictions on us. These restrictions may prohibit or place limitations on, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. We are also required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if availability under the ABL Facility is less than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base. In addition, the ABL Facility includes a number of customary events of default. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the ABL Facility may become due and payable immediately, which could have a material adverse impact on our operations and liquidity.
If our existing capital resources and expected net cash to be generated from sales of our tests is not sufficient for us to maintain our currently planned operations, we may find it necessary to raise additional funding, which may not be available on favorable terms, or at all.
We believe that our existing cash and cash equivalents of $102.4 million as of December 31, 2024, our expected cash flow from operations, and our availability to borrow will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we base this expectation on our current operating plan, which may change. We have incurred, and may continue to incur, significant losses. We may not be able to generate sufficient revenue from our existing tests and launching and commercializing new tests, to be profitable. In addition, our ongoing efforts to develop tests and expand our business, which may be through internally developed products, partnerships, in-licensing and mergers and acquisitions, will continue to require substantial cash resources. In addition, we have incurred, and may continue to incur, substantial costs in defending and settling legal proceedings. Sources of potential additional capital resources may include, but are not limited to, additional indebtedness, public or private equity financings, or selling convertible or non-convertible debt securities. Any additional funding, if necessary, may not be available to us on reasonable terms, or at all.
Because of our potential long-term capital requirements, we may access the public or private equity or debt markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Under Securities and Exchange Commission rules, we currently qualify as a well-known seasoned issuer (WKSI) and can at any time file a registration statement registering securities to be sold to the public which would become effective and available for use upon filing. If additional funds are raised by issuing equity or equity-based securities, existing stockholders may suffer significant dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or tests or grant licenses on terms that are not favorable to us.
We have been subject to, and in the future may be subject to, securities class action lawsuits and stockholder derivative actions, as well as product or professional liability claims. These, and potential similar or related litigation, could result in substantial losses and have a material adverse effect on our business, cash position, operating results or financial condition.
We have been subject to a variety of litigation, including a securities class action lawsuit filed in the United States District Court for the District of Utah, and stockholder derivative actions filed in the Delaware Court of Chancery and the United States District Court for the District of Delaware. On August 2, 2023, we entered into a stipulation and agreement of settlement to resolve the securities class action lawsuit, which was subsequently approved by the United States District Court for the District of Utah on December 15, 2023. Pursuant to the terms of the settlement, we paid a settlement amount of $77.5 million in cash. On April 30, 2024, we entered into a stipulation of settlement to resolve certain stockholder derivative actions, which was subsequently approved by the Court of Chancery of the State of Delaware on November 26, 2024. As part of the settlement, we agreed to adopt or implement certain corporate governance reforms and we paid an award of attorneys' fees and expenses to the plaintiffs in the amount of $950,000. We also may be subject to future securities class action and stockholder derivative claims. Such litigation may adversely impact our business, cash position, results of operations or financial condition and divert management's time and attention from our business.

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
Although we maintain liability insurance for certain claims, including director and officer's insurance and insurance for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against outstanding or future claims or any judgments, fines or settlement costs arising out of any outstanding or future claims. Any claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. If we were successfully sued for product or professional liability claims or in connection with future securities class action and stockholder derivative claims, we could face substantial losses that exceed our insurance coverage and our other resources. For example, we depleted our director and officer's insurance coverage for the securities class action lawsuit that we settled in 2023, and no insurance proceeds were available to us to pay the settlement amount. If we are not successful in our defense of any future litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, cash position, operating results or financial condition. Additionally, any lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have a materially adverse effect on our reputation, cash position, and results of operations.
An inability to attract and retain experienced and qualified personnel, including key management personnel, could adversely affect our business.
Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain highly qualified and experienced personnel, including key management personnel. Competition for these personnel is intense, especially for management, sales, scientific, medical, information technology, research and development and other technical personnel. We may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Our compensation arrangements, such as our short-term incentive and equity award programs, may not be successful in attracting new employees and retaining and motivating our existing employees, particularly in instances where the value of our common stock has declined since the time that incentive awards were granted. Our agreements with our employees generally provide for employment that can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision that certain key employees are subject to may not be enforceable under certain state laws, particularly California, or federal laws or such provisions may be prohibitively expensive to enforce. Our growth and commercial activities have placed a greater workload and strain on our existing employees, increasing the risk that our employees experience fatigue or burnout or terminate their employment with us. In addition, inflation has had an impact on the costs that we incur to attract and retain qualified personnel and may make it more difficult for us to attract and retain such personnel.
Our success also depends on the skills, experience and performance of key members of our senior management team, who are critical to directing and managing our growth and development in the future. On February 24, 2025, Paul J. Diaz, our current President and Chief Executive Officer, announced that he will step down from those positions on April 30, 2025. Our Board of Directors appointed Samraat S. Raha, our current Chief Operating Officer, to succeed Mr. Diaz as our President and Chief Executive Officer on April 30, 2025. Our Board of Directors also appointed Mark S. Verratti, our current Chief Commercial Officer, as our Chief Operating Officer as of April 30, 2025 to succeed Mr. Raha in this position. A search for a new Chief Commercial Officer is underway. Although we have taken steps to help ensure a smooth and successful transition of our senior leadership, there can be no assurance that these steps will be successful. The transition of our senior leadership team or the loss of any member of our senior management team may create uncertainty, involve a diversion of resources and management attention, or cause us to experience difficulties in competing effectively, developing our technologies, and implementing our business strategies. In addition, there is no guarantee we will be successful in recruiting a suitable new Chief Commercial Officer. Furthermore, the loss of the services of or failure to recruit key scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our business and it may have a material adverse effect on our business as a whole.

We have acquired and we may continue to acquire technologies, assets or other businesses that could cause us to incur significant expense and expose us to a number of unanticipated operational and financial risks, which could adversely affect our financial condition, results of operations and business prospects.
In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market and sales channels, add experienced management personnel and increase our test offerings. For example, on February 1, 2024, we acquired the Precise Tumor Test, the Precise Liquid Test, and a CLIA certified laboratory from Intermountain Healthcare and on November 1, 2022, we acquired Gateway Genomics, LLC (Gateway), a personal genomics company and developer of consumer genetic tests that gives families genetic insight into their future children. These acquisitions may not generate a positive return on our investment and we may not realize, and in certain cases, have not realized, all of the benefits that we expected to achieve from these acquisitions. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, or successfully integrate personnel or assets that we acquire. We may also experience increased expenses, distraction of our management, and personnel and customer uncertainty as a result of our acquisition activities. Our acquisition efforts may involve certain risks, including:
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
The process of negotiating acquisitions and integrating acquired tests, services, technologies, personnel or businesses might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition such as increase in our scale, diversification, cash flows and operational efficiency and meaningful accretion to our earnings per share. Future acquisitions could result in the use of our available cash and marketable securities, potentially dilutive issuances of equity securities, the need to incur additional debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. In addition, if we are unable to integrate any acquired businesses, tests or technologies effectively, our business, financial condition and results of operations may be adversely affected.
We may also seek to divest assets from time to time, including but not limited to, large capital equipment, diagnostic tests, intellectual property, business units, or corporate affiliates. For example, we completed the sale of our EndoPredict business on August 1, 2024. The prices that we receive for such assets may not be high and, in some cases, has been lower than the amount we invested in or paid for such assets.

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
Security breaches, loss of data and other disruptions, including from cyberattacks and other cybersecurity incidents, could compromise personal. confidential, or other sensitive or proprietary information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we, and the third parties upon which we rely, process personal, confidential, or other sensitive or proprietary data. This information includes, but is not limited to, patient health information, credit card information, personally identifiable information about our employees, customers and other third-parties, intellectual property, research and development information, financial information, commercial information, and proprietary business information, including that of our customers, payors and collaboration partners. We manage and maintain our applications and data utilizing on-site, remote, or cloud-based systems, some of which is provided or managed by third party vendors and as a result, we and the third parties upon which we rely face a variety of evolving threats which could cause cybersecurity incidents. The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. The operation of, and our access to the data stored on, these systems could be interrupted by cyberattacks as well as natural disasters, terrorism, war, telecommunications and other electrical failures, any of which could have a material negative impact on our business and financial condition.

Despite our implementation of security measures, our internal computer systems and those of our collaborators, contractors, consultants, or other third parties upon which we rely are vulnerable to a variety of cybersecurity incidents, cyberattacks, computer viruses, malware, bugs, worms, or other malicious code, software or hardware failures, loss of data or other information technology assets, phishing or other unauthorized access, and other similar threats. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel, such as through theft or misuse, sophisticated nation states, and nation-state-supported actors. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, including sensitive customer information, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the negative impact of a ransomware attack, it may be preferable to make payments to the threat actor(s), but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. In addition, developments in artificial intelligence and machine learning provide threat actors with the capability to use more sophisticated means to attack our systems and may exacerbate cybersecurity risk.

Some threat actors also now engage and are expected to continue to engage in cyber attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our goods and services. In addition to experiencing a cybersecurity incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

While we take steps to detect and remediate vulnerabilities, we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit such vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a cybersecurity incident has occurred, if at all. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

We rely on third-party service providers and critical business information technology systems that we or our third-party providers operate to process, transmit and store personal, confidential, sensitive, and proprietary information in our day-to-day operations. We also rely on third-party service providers to assist with our products or services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a cybersecurity incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems, including our services, or the third-party information technology systems that support us and our products and services.

Any of the previously identified or similar threats could cause a cybersecurity incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A cybersecurity incident or other interruption could disrupt our ability, and that of third parties upon whom we rely, to provide our products and services and otherwise disrupt our business.

The costs related to significant cybersecurity incidents or disruptions could be material and cause us to incur significant expenses. If the information technology systems of our collaborators, and other contractors, consultants, or third parties become subject to disruptions or cybersecurity incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, financial loss, a loss of our trade secrets or other proprietary information and damage to our reputation and otherwise negatively impact us. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, sensitive, or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. Applicable data privacy and security obligations may require us to notify relevant stakeholders, regulatory authorities, and other individuals of cybersecurity incidents, and take other remedial measures. Such disclosures and measures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Any such event could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and damage to our reputation and a loss of confidence in us.

If we experience a significant disruption in our information technology systems, or those of third-parties upon which we rely, including cloud-based services, our business operations and financial condition could be adversely affected.

Information technology (IT) and communication systems are an important part of our business operations. These IT and communications systems support a variety of functions, including sample processing, tracking, quality control, customer service and support, billing, research and development activities, and various general and administrative activities. The availability of our products and services and fulfillment of our customer contracts depends on the continuing operation of these systems. In addition to our internally managed IT and communication systems, we rely on third-party IT and communication systems, some of which include cloud-based services, including data center hosting facilities. Our IT and communication systems, and those of third-parties upon which we rely, may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, natural disasters, or other unforeseen events. Our IT and communication systems, and those of third-parties upon which we rely, also may experience interruptions, delays or cessations of service or produce errors in connection with system implementation, integration, upgrades or system migration work that takes place from time to time. In addition, we may face challenges in maintaining the operational effectiveness of such IT and communication systems due to aging, accumulated technical debt, and gaps in our software release processes. If we were to experience a prolonged IT system disruption involving our interactions with customers, providers or suppliers, it could result in material adverse effects on our business.

Furthermore, cybersecurity incidents impacting our IT systems, and those of third-parties upon which we rely, could result in the misappropriation or unauthorized disclosure of personal, sensitive, proprietary or other confidential information relating to us, our employees, partners, customers, suppliers, or other third-parties, which could result in our suffering significant financial or reputational damage.
Additionally, any disruption, failure, or breach of our IT and communications systems, or those of third-parties upon which we rely, could significantly impact our operations. For instance, if a key third party vendor experiences a cybersecurity incident, it could compromise our data security and lead to financial losses, regulatory penalties, and reputational damage. Additionally, any operational disruptions from our third party vendors, such as delays in supply chain deliveries, could adversely affect our ability to meet customer demands and maintain business continuity.
Artificial intelligence introduces emerging risks and challenges to our business.
Artificial intelligence (AI) is increasingly shaping industries worldwide, including life sciences and healthcare. We have implemented certain AI technologies into our operations to improve efficiency and drive innovation, and we may further expand our use of AI as the technology continues to evolve. However, AI innovation also introduces risks and challenges that could impact our business. AI algorithms may be flawed, datasets may be insufficient or biased, and ineffective AI development or deployment could lead to compliance violations, cybersecurity risks, and other adverse consequences. Potential risks include breaches of confidentiality and privacy obligations, noncompliance with applicable laws and regulations, threats to intellectual property rights, including not only the leakage of our proprietary information but also the risk that AI-generated outputs may infringe third-party intellectual property rights, and the misuse of personally identifiable information, including protected health information. Additionally, overreliance on AI or dependence on a specific model or vendor may limit our flexibility, increase costs, or expose us to operational risks if the AI provider modifies or discontinues its services or increases its costs. Any of these issues could materially and adversely affect our business, financial condition, and results of operations. AI technologies, including generative AI, are complex and rapidly evolving, and we face competition from other companies as well as an evolving regulatory landscape. Several jurisdictions around the globe, including Europe and the United States, have already proposed or enacted laws governing AI, and we may need to commit significant resources to maintain business practices that comply with the evolving regulatory landscape. Our competitors or other third parties may incorporate AI into their products more quickly and successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
Each of our tests is processed in a single one of our laboratory facilities, and any loss or prolonged interruption of our ability to use these laboratories or failure to maintain their operation in compliance with applicable regulations would seriously harm our business.
We rely on a CLIA-certified facility in Salt Lake City, Utah to perform most of our tests; a CLIA-certified laboratory in South San Francisco, California to perform our Foresight and Prequel tests; a CLIA-certified laboratory in Mason, Ohio to perform our GeneSight test; and a laboratory in San Diego, California to perform our SneakPeek Early Gender DNA test. Our laboratories and the equipment we use to perform our tests would be difficult to replace and may require significant lead time to replace and qualify for use if they become inoperable. Some of our laboratories are located near active earthquake fault lines and in a region affected by wildfires and flooding. We currently have no backup or redundant facility to perform each of our tests. In the event any of our testing facilities were to lose its CLIA certification or other required certifications or licenses or were affected by a pandemic or man-made or natural disaster, such as an earthquake, fire, severe weather, flooding, rising sea levels, other physical effects of climate change, power outages or contamination, we would be unable to continue our business, with respect to the tests performed at the particular facility or overall, at current levels to meet customer demands for a significant period of time. According to the U.S. Environmental Protection Agency, heat waves and large storms are likely to become more frequent or more intense with climate change, which could impact our operations.

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
We currently rely on a small number of suppliers, or, in some cases, single-source suppliers, to provide our gene sequencing equipment, content enrichment equipment, multiplex protein analysis equipment, robots, and specialty reagents and other laboratory supplies required in connection with our testing and research and development activities. We believe that currently there are limited alternative suppliers of the equipment, robots, reagents and certain other supplies that we use in our business. The equipment, robots, reagents or other supplies may not remain available in commercial quantities at acceptable costs, or at all. In addition, we rely upon a limited number of commercial delivery services to provide us with laboratory supplies, and the disruption of such delivery services could adversely impact our business. If we are unable to obtain when needed additional or alternative equipment or robots, or an adequate supply of reagents or other ingredients or supplies at commercially reasonable rates, our ability to continue to identify genes and perform testing would be adversely affected. In addition, any loss of, or the failure to perform by, a single-source supplier could have a disruptive effect on our business, including our ability to perform testing, and could adversely affect our results of operations.
Furthermore, we rely on third-party laboratories and phlebotomy clinics to perform specimen collection services for us for patients taking some of our tests such as our Prequel non-invasive prenatal screening test. In some locations, we rely on a limited number of third-party laboratories and phlebotomy clinics to perform these specimen collection services for us. The inability or refusal of a third-party laboratory or phlebotomy clinic to provide these services to us could significantly impede our ability to test patients and, consequently, could adversely affect our business. In addition, the consolidation of large laboratories and phlebotomy clinics may decrease the specimen collection facility options that are available to us, thus amplifying the risk if access to the remaining laboratories and phlebotomy clinics is denied or delayed.
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

Our international business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
As part of our business strategy, we operate in international markets and have active sales operations in Japan. We also distribute certain of our products through international distributors. We may establish additional operations or acquire additional properties outside the United States in order to advance our international sales. Doing business internationally involves a number of risks, including:
•multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, data privacy laws such as the EU's General Data Protection Regulation (GDPR), regulatory requirements and other governmental approvals, permits and licenses;
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
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practice Act, UK Bribery Act, anti-boycott laws and other anti-corruption laws; and
•risks related to the disruptions caused by an infectious disease and responses to it.
Any of these factors could significantly harm our international operations and, consequently, our revenues, and results of operations. In addition, any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.
Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.
Genetic testing has raised ethical, legal and social issues regarding privacy rights and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or further regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use, or clinicians to be reluctant to order, genomic tests even if permissible; they may also refuse genetic testing due to concerns regarding eligibility for life or other insurance. Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. Although the Genetic Information Non-discrimination Act has criminalized the disallowance of health insurance on the basis of genetic information, modification or retraction of this federal law could reduce public demand for genetic testing. These and other ethical, legal and social concerns may limit market acceptance of our tests or reduce the potential markets for our tests, either of which could have an adverse effect on our business, financial condition or results of operations.

We rely on commercial courier delivery services to transport biological materials to our facilities in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.
Our core business depends on our ability to quickly and reliably receive biological material from patients and deliver test results to our customers. We typically receive biological material for analysis at our laboratory facilities within days of collection from the patient.
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
Any outbreak of contagious disease or adverse public health development could have a material and adverse effect on our business operations, financial condition, or results of operations. Such adverse effects have included, and may in the future include, diversion or prioritization of health care resources away from the conduct of testing, limitations on patients' access to our products, and disruptions or restrictions affecting the ability of our laboratories to process our tests. Any outbreak of contagious disease and related employee absences may strain our workforce and impact our ability to process tests in a timely way due to reduced staff availability.
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

In addition, the spread of COVID-19, H5N1 bird flu (for which California declared a state of emergency in December 2024), or another disease globally could continue to adversely affect our manufacturing and supply chain. For example, parts of our direct and indirect supply chain are located overseas and both international and domestic components have been, and may in the future be, subject to disruption as a result of COVID-19 or another disease and responses to it. Political, administrative, legislative, legal or regulatory actions in response to a global pandemic could create additional supply shortages, disruptions or other uncertainties affecting our research and business. If the supplies and components necessary to manufacture our products become unavailable or are disrupted as a result of a disease and responses to it, then we may not be able to successfully perform our research, sell our tests, or operate our business on a timely basis or at all.
We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.
We receive a portion of our revenue and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Japanese Yen, the Euro, and the Swiss franc. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect the results of our operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenue and operating expenses. During the year ended December 31, 2024, our revenue was not materially impacted due to foreign currency fluctuations, but may be in the future. We may not be able to offset adverse foreign currency impact with increased revenue. We do not currently utilize hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition.
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of an asset could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. For example, we recognized $43.0 million of impairment expense during the twelve months ended December 31, 2024 after UnitedHealthcare updated its medical policy for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial, individual exchange, and certain managed Medicaid plans. This impairment expense and any other such charges could have a material adverse effect on our results of operations or financial condition.
Our estimates of actionable market size and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at expected rates.
Our actionable market size opportunity estimates and growth forecasts for our products are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our publicly announced estimates and forecasts relating to the size and expected growth of the market for our products may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth for such markets, our business could fail to grow at expected rates.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, we have substantial deferred tax assets related to net operating loss (NOLs) and tax credit carryforwards. Pursuant to the Tax Cuts and Jobs Act (H.R.1) of 2017, federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryover period and may only be used to offset 80% of current year taxable income. Federal NOLs prior to this enactment were limited to a 20-year carry-forward period. Further, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Given the Code’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our stock that is outside our control. An ownership change under Section 382 of the Code could also be triggered by certain strategic transactions. These limitations may result in our NOLs, tax credits, or other similar tax attributes expiring before we have the ability to use them.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions. The rules governing U.S. federal, state, and local income taxation are subject to ongoing review by lawmakers, the Internal Revenue Service, and the U.S. Treasury Department. Changes in, or interpretations of, tax laws, including those with retroactive effect, could adversely impact our business and financial condition. We cannot predict the timing, form, or effective dates of future tax laws, regulations, or rulings, nor their potential to increase our tax liability or necessitate operational changes to mitigate such impacts.

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
•our ability to market current and future products in new and existing channels;
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
The tests we enhance or develop may not be clinically effective in clinical trials or commercially, or may not ultimately meet our desired target product profile, be offered at acceptable cost and with the test performance metrics necessary to address the relevant clinical need or commercial opportunity. We also may experience difficulties completing the clinical development of any new or enhanced product, or establishing or maintaining the collaborative relations that may be essential to our clinical development and commercialization efforts. Clinical development requires large numbers of patient specimens and, for certain products, require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner, or we may experience delays during clinical development due to slower than anticipated enrollment, or due to changes in study or trial design or other unforeseen circumstances, or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require.
In addition, the publication of clinical data in peer-reviewed journals is an important step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study or trial. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, studies and clinical trials, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected.
In addition, for any of the foregoing reasons or otherwise, our anticipated timeline to launch new test offerings, such as First Gene, Precise Liquid, and Precise MRD, may not occur at the time we expect, which could negatively impact our ability to gain commercial market acceptance or successfully commercialize any new test offerings.
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

Some of our competitors and potential competitors have larger customer bases, greater brand recognition and market penetration, better selling and marketing capabilities, more experience with third-party payors and considerably greater financial, technical, marketing and other resources than we do, which has allowed and may continue to allow these competitors to discover important genes and determine their function before we do, respond more quickly to changes in customer preferences, devote greater resources to the development, promotion and sale of their tests than we do, sell their tests at prices designed to win significant levels of market share, or obtain reimbursement from more third-party payors and at higher prices than we do. We could be adversely affected if we do not discover genes, proteins or biomarkers and characterize their function, develop tests based on these discoveries, obtain required regulatory and other approvals and launch these tests and their related services before our competitors. We may also not be able to keep pace with the rapid technological changes in our industry, or properly leverage new technologies, such as AI, to achieve or sustain competitive advantages in our tests, systems and processes. We also expect to encounter significant competition with respect to any tests that we may develop or commercialize. Those companies that bring to market new tests before we do may achieve a significant competitive advantage in marketing and commercializing their tests. We may not be able to develop additional tests successfully and we or our licensors may not obtain or enforce patents covering these tests that provide protection against our competitors. Moreover, our competitors may succeed in developing tests that circumvent our technologies or tests. Furthermore, our competitors may succeed in developing technologies or tests that are more effective or less costly than those developed by us or that would render our technologies or tests less competitive or obsolete. Increased competition and cost-saving initiatives on the part of governmental entities and third-party payors are likely to result in pricing pressures, which could harm our sales, profitability or ability to gain market share. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known and changes in intellectual property laws generate challenges to our intellectual property position.
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
As of December 31, 2024, our patent portfolio included issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims protecting our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for compositions, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets, proprietary data bases and other intellectual property is also important to our long-term success. If our intellectual property is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Patents may also issue to third parties which could interfere with our ability to bring our tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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
If a third party files a patent application with claims to subject matter we have invented, the U.S. Patent and Trademark Office, or USPTO, may declare interference between competing patent applications. If an interference is declared, we may not prevail in the interference. If the other party prevails in the interference, we may be precluded from commercializing services or tests based on the invention or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.
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

We believe that there has been, and may continue to be, significant litigation in the industry regarding patent and other intellectual property rights. For example, on December 21, 2020, Ravgen, Inc. (Ravgen) filed a lawsuit against us and our wholly owned subsidiary, Myriad Women's Health, Inc., in the U.S. District Court for the District of Delaware, alleging infringement of two patents relating to blood collection tubes and non-invasive prenatal testing analysis. On October 23, 2023, we and Ravgen entered into a settlement agreement pursuant to which the parties agreed to settle the lawsuit. Pursuant to the terms of the settlement agreement, we agreed to pay Ravgen a minimum of $12.75 million in three installment payments of $5 million, $5 million, and $2.75 million on or before October 31, 2023, October 31, 2024, and October 31, 2025, respectively. We also agreed to pay Ravgen $21.25 million in five annual installments beginning no earlier than January 1, 2026 if certain conditions are satisfied but we do not currently believe that those conditions will be satisfied. Any intellectual property litigation that we may become involved with in the future could consume a substantial portion of our managerial and financial resources. If any such litigation is resolved adversely to us, we could be required to pay damages, cease the infringing activity or pay an ongoing licensing fee, each of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We license intellectual property that is important to our business, including licenses underlying the technology in our tests, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. For example, we license the rights from Eurobio Scientific to sell EndoPredict as a laboratory developed test outside of the European Union. These licenses may impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from distributing our current tests, or inhibit our ability to commercialize future test candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid, unenforceable or infringe upon third party patents, or if we are unable to enter into necessary licenses on acceptable terms.
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
Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:
•CLIA and the implementing regulations, which require that laboratories obtain certification from the federal government, and state licensure laws and regulations;
•FDA laws and regulations that apply to medical devices such as our companion diagnostics and other IVDs as well as LDTs, following the July 2024 effective date of the agency's LDT final rule;
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
•EKRA, which is an all-payor anti-kickback prohibition on, among other things, knowingly and willfully paying or offering any remuneration directly or indirectly to induce a referral of an individual to a clinical laboratory;
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
•the federal Physician Payments Sunshine Act, which requires medical device manufacturers to track and report to the federal government certain payments and other transfers of value made to physicians, other health care professionals, and teaching hospitals and ownership or investment interests held by physicians and their immediate family members;
•Section 216 of the federal Protecting Access to Medicare Act of 2014, which requires CMS to set Medicare rates for clinical laboratory testing based on private payor data reported by applicable laboratories;
•the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage;
•state laws that impose reporting and other compliance-related requirements or restrict medical device manufacturers from providing gifts or other items of value to health care professionals; and
•similar foreign laws and regulations that apply to us in the countries in which we operate.

We may also be subject to or affected by current or future federal, state, local and foreign laws and regulations, including laws relating to reproductive health care, which could restrict our business, reduce demand for our products, and adversely affect our operations, revenue, and results of operations. Various federal and state laws, such as the Physician Payments Sunshine Act and state gift bans, that apply to medical device manufacturers could extend to our laboratory facilities now that LDTs are treated by FDA as medical devices pursuant to the 2024 final rule and clinical laboratories furnishing LDTs are considered to be device manufacturers as a result. We have begun the process of evaluating whether and to what extent those kinds of medical device-specific state requirements may be applicable to our operations.
As a clinical laboratory, our business practices may face heightened scrutiny from government enforcement agencies such as the Department of Justice, OIG, and CMS. The OIG has issued fraud alerts in recent years, including a fraud alert relating to speaker programs in November 2020, that identify certain arrangements between medical device and drug companies and referring physicians as implicating the Anti-Kickback Statute. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the federal self-referral prohibition, commonly known as the Stark Law or the Physician Self-Referral Law, unless the arrangement meets all criteria of an applicable exception. The government has actively enforced these laws, as well as the federal False Claims Act, against clinical laboratories in recent years.
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
Our actual or perceived failure to comply with data protection laws and regulations could lead to complaints, government enforcement actions, private litigation, and/or adverse publicity and could negatively affect our business.
We are, and may become, subject to numerous domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to rapidly evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state genetic testing laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal and protected health information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal data, result in liability, or impose additional compliance or other costs on us. Failure, or perceived failure, to comply with these laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity, diversion of management time and effort, and could negatively affect our operating results and business.

Various U.S. states now regulate the processing of personal information. For example, California was the first of an increasing number of states to enact comprehensive state privacy legislation with the California Consumer Privacy Act (CCPA), which went into effect in January of 2020. The CCPA established a privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for California residents, requiring covered businesses to provide disclosures to California residents, and creating a statutory damages framework with the potential for severe damages for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches, as well as a private right of action for certain data breaches. Additionally in 2020, California voters passed the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023. The CPRA significantly amended the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which enacts new regulations under the CPRA and has expanded enforcement authority. More U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas took effect in 2024. Laws in a number of other U.S. states took effect, or are set to take effect, in 2025, 2026, and beyond. Additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action, and other liabilities.

Likewise, the Federal Trade Commission and state attorneys general have been actively enforcing laws that protect consumers from unfair and deceptive acts or practices, including with respect to privacy and security. If our public statements regarding collection, use, storage or disclosure of personal information are or are perceived to be inconsistent with our actual practices, we may face claims under Section 5 of the Federal Trade Commission Act or state law equivalents.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal data as well. For example, the EU's GDPR became effective in 2018 and imposed a broad data protection framework that expanded the scope of EU data protection law, including to non-EU entities meeting the jurisdictional requirements that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. GDPR sets out a number of requirements for controllers and/or processors, as applicable, that must be complied with when handling the personal data of EU based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have a legal basis to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under GDPR and afford greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because GDPR allows EU member states to derogate from the requirements of GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes).
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
Relatedly, following Brexit and the expiry of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the United Kingdom Data Protection Act 2018 which implements certain derogation in the GDPR into UK law. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.

We are also subject to evolving GDPR requirements on data export, because we transfer data to third countries outside of the EU that are not deemed “adequate.” GDPR only permits exports of personal data outside of the EU to “non-adequate” countries where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses or certification under the newly-adopted Data Privacy Framework). On July 16, 2020, the Court of Justice of the EU (CJEU) issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the United States. The CJEU is the highest court in Europe and the Schrems II decision heightened the burden to assess United States national security laws on their business, and future actions of EU data protection authorities are difficult to predict at this time. While the newly-adopted Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to flow down or help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the U.S. will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance. GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.
Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied with all applicable data privacy and data protection laws in the past and we may not do so in the future. Compliance with such laws and regulations could require us to incur significant expenses or modify our practices, each of which could adversely affect our business. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant. Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation.
We may from time to time be subject to government investigation(s), the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.
We may from time to time be subject to government investigations, which may divert management resources and attention, cause us to incur substantial costs, and/or result in negative publicity, and any unfavorable outcome arising from such investigation may have a material adverse effect on our financial condition, results of operations and cash flows. For example, in June 2016, our wholly-owned subsidiary, Crescendo Bioscience, LLC (formerly known as Crescendo Bioscience, Inc.) (CBI), received a subpoena from the OIG requesting that CBI produce documents relating to entities that received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third-party entities. On January 30, 2020, the U.S. District Court for the Northern District of California unsealed a qui tam complaint, filed on April 16, 2016 against CBI, alleging violations of the federal and California False Claims Acts and the California Insurance Fraud Prevention Act (CIFPA). On January 22, 2020, after a multi-year investigation into CBI’s and our alleged conduct, the United States declined to intervene. On January 27, 2020, the State of California likewise filed its notice of declination. On April 1, 2022, we settled the qui tam lawsuit pursuant to which we paid a total of $45.25 million to the United States and the State of California and $2.75 million to relator's counsel. The qui tam lawsuit was formally dismissed by the U.S. District Court for the Northern District of California on May 4, 2022. We may be subject to future claims or investigations under the Federal False Claims Act or a similar state law, and any unfavorable outcome arising from such claims or investigation could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in health care policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our tests.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively called the ACA, became law, which was upheld by the U.S. Supreme Court in 2021. This law substantially changed the way health care is financed by both government and private third-party payors and continues to significantly impact our business and operations in ways we may not be able to predict. Future changes or additions to the ACA or the Medicare and Medicaid programs, such as changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States. The impact to reimbursement levels and the number of insured individuals under the ACA may lead to delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. Further, if reimbursement levels are inadequate, our business and results of operations could be adversely affected.
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
Planned changes in the way the FDA regulates tests performed by laboratories like ours will result in delay and/or additional expense in offering our tests and tests that we may develop in the future.
Historically, the FDA had exercised enforcement discretion with respect to most LDTs and generally not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). However, in May 2024, the FDA issued a final rule to regulate LDTs under the current medical device framework and phasing out its existing enforcement discretion policy for this category of diagnostic tests over several years. The effective date of the agency’s final rule was July 5, 2024. The agency’s final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests.

As of December 31, 2024, none of our products other than MyChoice CDx and BRACAnalysis CDx are marketed by us under the FDA's requirements for medical devices.

The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. Of potential relevance is the agency’s position on LDTs that were marketed prior to the official publication date of the final rule. Such “currently marketed” tests are subject to many of the device regulatory controls but are exempted from the premarket review and FDA authorization requirements (unless or until significant modifications are made to such “currently marketed” tests). Similarly, the FDA has created a partial enforcement discretion policy for tests approved by New York’s Clinical Laboratory Evaluation Program whereby such tests also do not need to undergo FDA premarket review but must come into compliance with all other device general controls in a stagged fashion between 2025 and 2027. We have begun the process of evaluating the final rule's potential impact on our tests, our operations, and our business more generally.

On May 29, 2024, the ACLA and one of its members filed a complaint against the FDA in the Eastern District of Texas, alleging that the agency does not have authority to promulgate the LDT final rule and seeking to vacate the FDA’s action. A second lawsuit was also filed against FDA by the AMP on August 19, 2024 in the Southern District of Texas, and subsequently the two cases were consolidated into a single action pending in the Eastern District of Texas. Briefing is ongoing in the consolidated case, and the outcome of such litigation is uncertain. The litigation could potentially affect FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain, although no preliminary injunction has been issued to date. Accordingly, the agency has continued its implementation efforts by actively providing guidance and training to clinical laboratories on how to comply with medical device general controls.

Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA's final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other IVDs, making it unclear whether any legislative efforts would be successful going forward.

If FDA prevails in the Texas litigation and is able to fully implement the multi-year phase-in plan for the LDT final rule or Congress enacts comprehensive legislation to regulate in vitro diagnostics that moots the need for the LDT final rule, it could have a materially adverse impact on our results of operations. Failure to comply with any applicable FDA requirements could trigger a range of enforcement actions by the FDA, including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.
FDA regulation of our GeneSight Psychotropic test could be disruptive to our business.
As described further above, the FDA has long claimed authority to regulate LDTs but had exercised its “enforcement discretion” to limit enforcement of in vitro diagnostic regulatory requirements on this category of products. In May 2024, the FDA issued a final rule to regulate LDTs under the current medical device framework and phasing out the historical enforcement discretion policy over several years. Further, the FDA has from time to time appeared to increase its attention to the marketing of pharmacogenomic tests. For example, in late 2018, the FDA issued a safety communication regarding “genetic tests that claim results can be used to help physicians identify which antidepressant medication would have increased effectiveness or side effects compared to other antidepressant medications.” This safety communication explained that the FDA had reached out to several firms marketing such pharmacogenomic tests where the FDA believed the relationship between genetic variations and a medication’s effects had not been established, including a warning letter to Inova Genomics Laboratory.
In early 2019, we provided the FDA with clinical evidence and other information to support our GeneSight test. Later that year, the FDA requested changes to the GeneSight test offering. Although we disagreed that changes to the test were required, we submitted a proposal regarding the reporting of GeneSight test results to healthcare providers that we believed addressed the FDA’s principal concerns and would not affect the benefits that we believe are provided by the GeneSight test.
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

Although the announcement again asserted that some pharmacogenomic test offerings may be potentially dangerous, the agency also acknowledged that pharmacogenomic testing “offers promise for informing the selection or dosing of some medications for certain individuals” when there is sufficient evidence demonstrating a relationship between how a person's genes may impact their metabolism of a drug or how they may respond to the drug. In conjunction with the announcement, the FDA also released an updated “Table of Pharmacogenomic Associations,” which lists gene-drug interactions that the agency believes are supported by FDA-approved drug labeling and/or “sufficient scientific evidence based on published literature.” The Table has been updated periodically since that time. Based on our discussions with the agency and these developments, we have not implemented our proposal to the FDA regarding our GeneSight test. While we see these developments as signaling a positive shift in the FDA’s approach to regulating pharmacogenomic tests, we cannot predict with certainty the outcome of this matter, its timing or whether the ultimate form of the GeneSight test offering, if it must be changed, will have an adverse effect on our revenues from the test.
Companion and complementary diagnostic tests require FDA approval, and we may not be able to secure such approval in a timely manner or at all.
Our companion and complementary diagnostic products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the federal FDCA, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDCA, companion diagnostics must receive FDA clearance or approval before they can be commercially marketed in the United States. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products could:
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
Companion diagnostic tests such as BRACAnalysis CDx and MyChoice CDx are subject to ongoing FDA and comparable foreign regulatory authority requirements for manufacturing, labeling, packaging, storage, distribution, quality, safety, sale, marketing, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy or other post-market information. In addition, we are subject to continued compliance with regulatory requirements applicable to medical devices and IVDs. The FDA or other regulatory authorities may take regulatory enforcement or other legal action or may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur with our marketed products. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and be subject to financial penalties or administrative action.
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

General Risks and Risks Related to Our Common Stock
Our stock price is highly volatile, and our stock may lose all or a significant part of its value.
The market prices for securities of relevant testing companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the year ended December 31, 2024, our stock price ranged from $12.87 per share to $29.30 per share. In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•failure to achieve and sustain revenue growth or margins in our business;
•failure of any of our recently launched tests and any new test candidates to achieve commercial success;
•changes in the structure of healthcare payment systems and changes in governmental or private insurer reimbursement levels for our tests, including UnitedHealthcare's decision to no longer provide coverage for certain multi-gene panel genetic tests, including our GeneSight test, under its commercial, individual exchange, and certain managed Medicaid plans;
•introduction of new commercial tests or technological innovations by competitors;
•termination of the licenses underlying our tests;
•delays or other problems with operating our laboratory facilities;
•failure of any of our research and development programs, including the failure to achieve favorable results from our clinical studies or receive sufficient favorable exposure for our tests in peer-reviewed publications;
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
•general perception of, and public concern over the industry and our approved tests and any test candidates;
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. Failure to have effective internal control over financial reporting and disclosure controls and procedures could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements, as well as delays or the inability to meet our reporting obligations or to comply with the rules and regulations of the Securities and Exchange Commission. Any of these events could result in delisting actions by the Nasdaq Stock Market, investigations and sanctions by regulatory authorities, and stockholder lawsuits, in addition to adversely affecting our business and the trading price of our common stock. In addition, if as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.
Although we determined that our internal controls over financial reporting were effective as of December 31, 2024, we may in the future identify internal control deficiencies that could rise to the level of a material weakness or we may uncover other errors in our financial reporting. During the course of our evaluation of these material weaknesses, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.
Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and re-adoption of our stockholders’ rights plan, or poison pill, could make a third-party acquisition of us difficult.
Because we are a Delaware corporation, the anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. We are subject to the provisions of Section 203 of the General Corporation Law of Delaware, which prohibits us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. In addition, our certificate of incorporation and bylaws also contain certain provisions that may make a third-party acquisition of us difficult, including:
•a classified Board of Directors, with three classes of directors each serving a staggered three-year term;
•the ability of the Board of Directors to issue preferred stock;
•a 70% super-majority stockholder vote to amend our bylaws and certain provisions of our certificate of incorporation;
•the inability of our stockholders to call a special meeting or act by written consent;
•requiring advance notice in accordance with our bylaws for stockholder proposals that can be acted upon at annual stockholder meetings and nomination to our Board of Directors; and
•only our Board of Directors can fill vacancies on the Board of Directors.
In the past, we implemented a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire us on a hostile basis. Although the plan expired in July 2011, our Board of Directors could adopt a new plan at any time. The provisions in a stockholders’ rights plan, as well as Section 203, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market price, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests.
Future sales and issuances of our common stock would result in dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
From time to time, we may issue additional securities or sell common stock, convertible securities or other securities in one or more transactions at prices and in a manner we determine. We plan to continue to grant equity awards that convert into shares of our common stock to employees and directors pursuant to our equity incentive plan and issue common stock under our employee stock purchase plan. If we sell or issue common stock, convertible securities or other equity securities, or common stock is issued pursuant to equity incentive plans, holders of our common stock may be materially diluted.

In addition, we may issue common stock or other equity securities in connection with an acquisition or other strategic transaction, which would cause dilution to our existing stockholders. New investors in such transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.
We do not intend to pay dividends so any returns will be limited to changes in the value of our common stock.
We currently intend to retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of our ABL Facility restrict our ability to pay dividends. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If only a few analysts provide coverage of us, the trading of our stock would likely decrease. Even if we do maintain sufficient analyst coverage, there can be no assurance that analysts will provide favorable coverage. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
Increasing scrutiny and evolving expectations from regulators, business partners, investors, and other stakeholders with respect to our environmental, social, and governance, or ESG, practices may impose additional costs on us or expose us to new or additional risks.
Companies across many industries are facing increasing scrutiny related to their ESG practices and disclosure. We are subject to evolving ESG-related disclosure obligations from governmental and regulatory organizations, which may impact our business. These disclosure obligations are often complex and not always consistent, making compliance difficult and uncertain. For example, in 2022, the SEC proposed rules requiring companies to provide significantly expanded climate-related disclosures in their periodic reporting, the final adoption of which is uncertain. Additionally, California has enacted climate disclosure laws that may require us to report on our greenhouse gas emissions, climate-related financial risks, and other climate-related matters. Compliance with such regulations may require us to incur significant additional costs, including for the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board of Directors. Furthermore, industry and market practices, as well as expectations from our business partners, may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends, stay competitive among our peers, and comply with such requirements, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations.
At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations regarding ESG initiatives, including the enactment or proposal of anti-ESG legislation or policies. We could face criticism for the scope or nature of our ESG initiatives or for making adjustments to these initiatives. Any failure or perceived failure to meet evolving stakeholder expectations and standards related to our ESG initiatives, accurately track and report ESG-related progress, or comply with environmental regulations and disclosure requirements, as well as our inability to satisfy all stakeholders with divergent views, could adversely affect our business, the willingness of our partners to do business with us, employee retention efforts, and our brand and reputation.
Our certificate of incorporation and our bylaws designate specific state or federal courts as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the General Corporation Law of Delaware, our certificate of incorporation or our bylaws, or any action asserting a claim against us governed by the internal affairs doctrine.

Our restated certificate of incorporation provides that the federal district courts of the United States of America are the exclusive forum for the resolution of any claims under the Securities Act of 1933, as amended (the Securities Act). These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find these exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.
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
We have developed policies, standards, processes, and practices designed to protect our information systems and data from unauthorized access, cybersecurity attacks, and other security incidents. The policies, standards, processes, and practices are implemented and enforced by dedicated IT and cybersecurity professionals. We utilize a variety of control measures and cybersecurity technologies that are designed to protect our availability of critical information systems and data, maintain regulatory compliance, assess, identify, and manage our material risks from cybersecurity threats, and protect against and respond to security incidents.

These controls and processes are reviewed periodically and include the following activities:
•we monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
•through our policies, practices, and contracts, as applicable, we require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
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

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the risk factor “Security breaches, loss of data and other disruptions, including from cyberattacks and other cybersecurity incidents, could compromise personal, confidential, or other sensitive or proprietary information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation”, included in Part I, Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference into this Item 1C.
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
Role of the Board of Directors
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

Item 2.    PROPERTIES
Our corporate headquarters is located in west Salt Lake City, Utah, which has approximately 234,000 square feet of laboratory and office space. In early 2025, we plan to complete the transition of our laboratory operations from our legacy facility. Additionally, during 2024, the Company amended the lease for its west Salt Lake City, Utah headquarters to include approximately 63,000 additional square feet in anticipation of future operating needs. The lease has a term of 12 years and ends coterminous with the rest of the lease. The amendment is expected to commence in fiscal year 2026. The leases for our existing Salt Lake City facilities have remaining terms of one to 14 years, expiring from 2025 through 2038, and provide for renewal options for up to ten additional years.
In South San Francisco, California, we currently lease the Walter Gilbert Research and Innovation Center, which has approximately 63,000 square feet of building space dedicated to administration, research and development, and a laboratory for our Women’s Health business. We have largely transitioned our operations from our legacy facility in South San Francisco to the Walter Gilbert Research and Innovation Center. The leases for our South San Francisco facilities have remaining terms of one to ten years, expiring from 2025 through 2033, and provide for renewal options for up to ten additional years.
We also lease a space in Mason, Ohio, with approximately 24,000 total square feet, which will expire in August 2029. Our GeneSight test is performed at this location in a CLIA-certified laboratory.
We believe that our existing facilities and equipment are well maintained and in good working condition and that our current facilities will provide adequate testing capacity for the foreseeable future. For more information on our leased properties, see Note 13–Leases in the Notes to Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K.
Item 3.    LEGAL PROCEEDINGS
For information regarding certain current legal proceedings, see Note 12–Commitments and Contingencies in the Notes to Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K.
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol "MYGN."
Stockholders
As of February 21, 2025, there were approximately 88 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees on their behalf.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. In addition, the terms of our ABL Facility restrict our ability to pay dividends. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend upon, among other factors, our financial condition, operating results, capital requirements, general business conditions, contractual prohibitions on the payment of dividends, and other factors our Board of Directors may deem relevant.
Unregistered Sales of Securities
None.

Stock Performance Graph
The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2019 and ending on December 31, 2024 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Nasdaq Composite Index (IXIC) and the Nasdaq Health Care Index (IXHC) during such period. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The price of a share of common stock is based upon the closing price per share as quoted on the Nasdaq Global Select Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on December 31, 2019 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Myriad Genetics, Inc.	100.00	72.6	101.36	53.29	70.29	50.35
NASDAQ Composite Index (IXIC)	100.00	143.64	174.36	116.65	167.3	215.22
NASDAQ Health Care Index (IXHC)	100.00	130.04	125.43	99.81	106.34	105.42
Note:  Information used on the graph was obtained from the CRSP Total Return Indexes, a source believed to be reliable, but we are not responsible for any errors or omission in such information.
The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Securities Exchange Act of 1934, as amended, or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an overview of our business and 2024 financial highlights and describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
The discussion and analysis below includes year-to-year comparisons between the year ended December 31, 2024 and the year ended December 31, 2023. Discussions of comparisons between the year ended December 31, 2023 and the year ended December 31, 2022 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024.
Unless otherwise noted, all of the financial information in this Annual Report on Form 10-K is consolidated financial information of the Company.
Overview
We are a leading molecular diagnostic testing and precision medicine company dedicated to advancing health and well-being for all. We develop and offer molecular tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where molecular insights can significantly improve patient care and lower health care costs. Our molecular tests provide insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease.
Personalize molecular data and digital and virtual consumer trends are converging to transform traditional models of care. We believe that engaging with providers and patients throughout their consumer or patient journey will better enable us to execute our strategies and fulfill our mission. We believe there are significant growth opportunities in addressing the pressing healthcare needs of patient populations through innovative molecular diagnostic testing and precision medicine solutions and services. Our focus is on innovation and growth in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Pharmacogenomics.
Our long-term growth strategy is built on investments in science and innovation, technology-enabled operations, an enhanced customer experience, strong commercial execution, and scalable operations. To drive continued growth, we plan to accelerate electronic medical records (EMR) integrations, expand our sales channels, including into large health systems, cross sell our portfolio of testing products to providers, enhance our testing products within medical guidelines, demonstrate our clinical differentiation and value compared to the standard of care, and optimize our revenue cycle processes. For example, in June 2024, we launched the Universal Plus Panel to our Foresight Carrier Screen Test, which is an expanded carrier screening test. We also continue to invest in clinical evidence development to support the growth of our existing products and launch of new products, such as FirstGene, Precise Liquid, and Precise molecular residual disease (MRD) which we expect will help us continue to grow. We intend to continue to develop and enhance our products and services to support growth, improve patient and provider experience, and reach more patients of all backgrounds. In addition, by investing in technology-enabled commercial tools, new laboratory facilities, advanced automation, and standardized processes and technology, we believe we will be able to reduce complexity and cost, while enhancing our ability to scale and grow. For example, in early 2025, we plan to complete the transition of all of our laboratory activities to our next generation laboratory facilities, which we believe will improve the efficiency of our operations. We are committed to making molecular testing accessible and actionable for patients and providers while driving long-term growth and profitability.
Our consolidated revenues consist primarily of sales of genetic tests through our wholly-owned subsidiaries. During the year ended December 31, 2024, we reported total revenue of $837.6 million, a net loss of $127.3 million, and basic and diluted loss per share of $1.41.

During the fourth quarter of 2024, UnitedHealthcare updated its medical policy for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial and individual exchange benefit plans and certain managed Medicaid plans. The change took effect for commercial and individual exchange benefit plans on January 1, 2025, and is expected to take effect for impacted managed Medicaid plans during the first half of 2025. We anticipate that the change in UnitedHealthcare coverage will negatively impact our revenue, profitability, and cash flow in 2025 and thereafter. While we intend to continue our engagement with UnitedHealthcare regarding its decision to change its GeneSight coverage policy, there is no guarantee that our efforts will be successful or that our GeneSight test will be covered by UnitedHealthcare or other payers in the future. For additional information regarding the impact of UnitedHealthcare's change on goodwill in our Pharmacogenomics reporting unit and our business, please refer to Critical Accounting Estimates below and the risk factors "If the government and other third-party payors fail to provide coverage and adequate payment for our existing and future tests, if any, our revenue and prospects for profitability will be harmed" and "Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition" included in Part I, Item 1A, of this Annual Report on Form 10-K.
Business Updates and Financial Highlights
During the year ended December 31, 2024, our significant business updates and financial highlights include the following:
•Revenue growth of 11% year-over-year, driven by 23% growth in Pharmacogenomics, 17% growth in Prenatal and 11% growth in Hereditary Cancer.
•Ranked among Best Large Workplaces in Health Care by Fortune and achieved a Great Place to Work® Certification for 2024.
•In February 2024, we acquired select assets from Intermountain Healthcare's Intermountain Precision Genomics (IPG) laboratory business, including the Precise Tumor test and the Precise Liquid test. IPG's laboratory operations were successfully integrated into our west Salt Lake City facility during the fourth quarter of 2024.
•In May 2024, we announced the reorganization of our International operations, which included the sale of our EndoPredict business. We have licensed the rights to continue to produce and sell EndoPredict as a laboratory developed test in the United States.
•Announced a series of ongoing research collaborations to study the use of MRD testing in breast cancer using our Precise MRD test. These research collaborations involve researchers at The University of Texas MD Anderson Cancer Center, the University of Rochester Medical Center, the National Cancer Center Hospital East in Japan, and a study partnership with Aptitude Health.
•Announced the USPTO issued multiple new patents that further advance our ability to bring our tumor-informed, high-definition, MRD assay, Precise MRD, to market.
•Announced a collaboration with Flatiron Health, a leading health technology company dedicated to point of care solutions in oncology. This collaboration allows physicians to order our MyRisk Hereditary Cancer Test and view the results of the test directly in Flatiron’s cloud-based EMR platform, OncoEMR.
•Announced an agreement with Lumea Inc. to integrate our Prolaris and MyRisk tests into Lumea's digital pathology platform in order to streamline the ordering and delivery of the tests.
•Announced the appointment of Mark S. Davis to our Board of Directors, effective in December 2024, expanding the Board of Directors from eight to nine members. Mr. Davis was also appointed to the Audit and Finance Committee.
On February 24, 2025, Paul J. Diaz, our President and Chief Executive Officer, announced that he will step down from those positions, and resign from our Board of Directors effective April 30, 2025, after which Mr. Diaz will continue to serve as a consultant for another year. Having engaged in a robust succession planning process, our Board of Directors appointed Samraat S. Raha, our current Chief Operating Officer, to succeed Mr. Diaz as our President and Chief Executive Officer and a member of our Board of Directors effective April 30, 2025. On February 24, 2025, our Board of Directors also appointed Mark S. Verratti, our current Chief Commercial Officer, as our Chief Operating Officer as of April 30, 2025 to succeed Mr. Raha in this position.

Seasonality
We have historically experienced seasonality in our testing business. The quarters ending March 31 and September 30 are typically weaker due to the annual reset of patient deductibles in the beginning of each calendar year and vacation schedules in the summer. The quarter ending December 31 is typically stronger due to increased demand as patients meet their deductibles throughout the year; however, due to various factors, including disruptions in workflows arising from EMR integrations, volumes were less than expected for the quarter ended December 31, 2024. Seasonal patterns were disrupted in previous years as a result of the COVID pandemic and certain other factors, but we believe pre-COVID seasonality impacted 2024, particularly in the third quarter. Additionally, operating results for the twelve months ended December 31, 2024 may not necessarily be indicative of results to be expected for any year.
Components of Consolidated Operations
Revenue. Our tests are designed to analyze genes and their expression levels to assess an individual’s risk for developing disease, determine a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression, identify factors which could lead to serious conditions in pregnancy, or provide other prenatal insights. Revenue is recognized when the test results have been released to the healthcare provider and/or patient.
Expenses. Personnel-related costs for each category of costs and expenses include salaries, bonuses, employee benefit costs, employer payroll taxes, and stock-based compensation.
Cost of Revenue. Cost of revenue consists primarily of costs related to laboratory supplies, personnel-related costs, and overhead costs.
General and Administrative Expense. General and administrative expenses include executive management, billing and collections, finance and accounting, information technology, legal, and human resources. These expenses include personnel-related costs and third-party costs for items such as audit fees, legal expenses, consulting costs, and information technology services.
Sales and Marketing Expense. Sales and marketing expenses include costs associated with growing our business and providing customer service. The expenses consist primarily of personnel-related costs and third-party costs for items such as advertising, and trade shows.
Research and Development Expense. Research and development expenses consist primarily of personnel-related costs and laboratory supplies, which includes costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our current test offerings and costs incurred in the discovery, development, and validation of our pipeline of test candidates.
Legal Settlements. Legal settlements related to litigation, including the reversal of a previously expected contingent settlement payment. For more information, see Note 12–Commitments and Contingencies in the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Income Tax Expense (Benefit). Income tax expense (benefit) consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.

Results of Operations
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Revenue
The following table summarizes year-over-year revenue changes in our core product categories:

	Years ended December 31,				% of Total Revenue
(in millions)	2024	2023	Change	% Change	2024	2023
Hereditary Cancer	$364.5	$327.8	$36.7	11%	44%	44%
Tumor Profiling	125.8	135.6	(9.8)	(7)%	15%	18%
Prenatal	177.1	151.3	25.8	17%	21%	20%
Pharmacogenomics	170.2	138.5	31.7	23%	20%	18%
Total revenue	$837.6	$753.2	$84.4	11%	100%	100%

The following table summarizes testing volume changes in our core product categories:

	Years ended December 31,
(in thousands)	2024	2023	% Change
Product volumes:
Hereditary Cancer	294	281	5%
Tumor Profiling	53	59	(10)%
Prenatal	666	625	7%
Pharmacogenomics	507	459	10%
Total	1,520	1,424	7%
Revenue for the year ended December 31, 2024 increased $84.4 million compared to the prior year due to an increase in the average revenue per test primarily due to changes in contracted price and operational improvements as well as an increase in testing volume across the majority of our products. Additionally, for the year ended December 31, 2024, we recorded $18.5 million of revenue as a change of estimate related to tests delivered in prior periods as compared to the year ended December 31, 2023, in which we recorded $7.2 million in revenue as a change of estimate related to tests delivered in prior periods. Additionally, for the year ended December 31, 2024, we recognized $3.0 million in revenue due to a retroactive coverage change by a payor for one of our prenatal products.
Hereditary Cancer revenues increased $36.7 million due to a 6% increase in the average revenue per test and a 5% increase in testing volume. Pharmacogenomics revenue increased $31.7 million compared to the prior year due primarily to an 11% increase in the average revenue per test, partially due to change in estimated revenue per test related to prior periods, and to a 10% increase in testing volume. We expect that Pharmacogenomics revenues in 2025 and thereafter will be negatively impacted by UnitedHealthcare's recent change in GeneSight test coverage under its commercial and individual exchange plans and certain managed Medicaid benefit plans. Prenatal revenues increased $25.8 million due primarily to a 10% increase in the average revenue per test and a 7% increase in testing volume. Tumor Profiling revenues decreased $9.8 million, primarily driven by declines in volume from MyChoice CDx studies in the current year compared to the prior year period.
Cost of Sales

	Years ended December 31,
(in millions)	2024	2023	Change	% Change
Cost of revenue	$252.2	$236.2	$16.0	7%
Cost of revenue as a % of revenue	30.1%	31.4%
Cost of revenue for the year ended December 31, 2024 increased $16.0 million compared to the prior year due primarily to an increase in testing volumes in Pharmacogenomics, Prenatal and Hereditary Cancer.

Research and Development Expense

	Years ended December 31,
(in millions)	2024	2023	Change	% Change
Research and development expense	$113.4	$88.7	$24.7	28%
Research and development expense as a % of total revenue	13.5%	11.8%
Research and development expense for the year ended December 31, 2024 increased by $24.7 million compared to the prior year primarily due to additional investments in new products and features including expanded screening for our existing Prenatal products and advancement in the development of our MRD test. We incurred approximately $11.2 million of additional compensation costs in 2024 than compared to the prior year due to an increase in the average compensation expense per employee and an $8.5 million increase in laboratory expenses.
Sales and Marketing Expense

	Years ended December 31,
(in millions)	2024	2023	Change	% Change
Sales and marketing expense	$284.1	$289.2	$(5.1)	(2)%
Sales and marketing expense as a % of total revenue	33.9%	38.4%
Sales and marketing expense decreased $5.1 million for the year ended December 31, 2024 compared to the prior year primarily due to a decrease in compensation expense from a revised commission structure and a decrease in expense from sales events.
General and Administrative Expense

	Years ended December 31,
(in millions)	2024	2023	Change	% Change
General and administrative expense	$275.9	$283.7	$(7.8)	(3)%
General and administrative expense as a % of total revenue	32.9%	37.7%
General and administrative expense decreased by $7.8 million for the year ended December 31, 2024 compared to the prior year primarily due to a $14.8 million decrease in expenses associated with our real estate optimization strategy, including a decrease in depreciation expense, facility costs, and expense associated with a lease termination in the prior year. These decreases were partially offset by a $5.3 million increase in compensation expense.
Legal Settlements

	Years ended December 31,
(in millions)	2024	2023	Change	% Change
Legal settlements	$(21.3)	$112.8	$(134.1)	(119)%
Legal settlements as a % of total revenue	(2.5)%	15.0%
Legal settlements decreased by $134.1 million for the year ended December 31, 2024 compared to the prior year. In the prior year, we incurred $112.8 million for legal settlements, including $77.5 million related to the securities class action settlement and $34.0 million in connection with the Ravgen settlement. As part of the Ravgen settlement, we agreed to pay Ravgen $21.3 million if it successfully concluded in its favor all of Ravgen's litigations and patent reexaminations pending at the time of the settlement agreement. As of the effective date of the settlement in 2023, we determined that the contingent payment was probable and estimable. In the year ended December 31, 2024, based on updated information, we determined that the payment is no longer probable and reversed the expense related to the contingent payment.

Goodwill and Long-lived Asset Impairment Charges

	Years ended December 31,		Change
(in millions)	2024	2023		% Change
Goodwill and long-lived asset impairment charges	$56.8	$—	$56.8	—%
Goodwill and long-lived asset impairment charges as a % of total revenue	6.8%	—%
Goodwill and long-lived asset impairment charges for the year ended December 31, 2024 included $43.0 million of expense for the impairment of the developed technology intangible asset for our GeneSight test and $12.4 million of losses in connection with the sale of our EndoPredict business. There were no corresponding impairment charges in the prior year.
Other Income (Expense)

	Years ended December 31,
(in millions)	2024	2023	Change	% Change
Other expense, net	$—	$(4.8)	$4.8	(100)%
Other expense, net decreased $4.8 million for the year ended December 31, 2024 compared to the prior year primarily due to a $2.2 million gain recognized on the February 2024 acquisition of Precise assets and laboratory from Intermountain Health and a $1.5 million loss on the sale of investment securities recognized in the prior year.
Income Tax Expense

	Years Ended December 31,
(in millions)	2024	2023	Change	% Change
Income tax expense	$3.8	$1.1	$2.7	245%
Effective tax rate	(3.1)%	(0.4)%
Our tax rate is the product of a U.S. federal statutory rate of 21.0% and a blended state statutory tax rate of approximately 3.3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax expense for the year ended December 31, 2024 was $3.8 million and our effective tax rate was (3.1)%. Income tax expense for the year ended December 31, 2023 was $1.1 million and our effective tax rate was (0.4)%. For the year ended December 31, 2024 and 2023, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, our expected cash flows from operations, and, in certain circumstances as discussed below, amounts available for borrowing under our ABL Facility. As of December 31, 2024, we had cash and cash equivalents of $102.4 million and our availability under the ABL Facility was $56.0 million. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology, and acquisitions. We believe that investing organically through research and development and new product development or acquisitively to support our business strategy provides the best return on invested capital.
Our ABL Facility has a total maximum principal commitment of $115.0 million. The ABL Facility requires that we and our subsidiaries guaranteeing the indebtedness, on a consolidated basis, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if availability under the ABL Facility is less than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base. As of December 31, 2024, we had $40.5 million outstanding under the ABL Facility.

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
From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods. In April 2024, we entered into an amendment of our lease in west Salt Lake City, Utah to include approximately 63,000 additional square feet. The amendment has a term of 12 years and is expected to commence in fiscal year 2026 with future rent payments totaling approximately $18.2 million. Future rent payments remaining under the lease and the amendment total $94.3 million payable over the next 14 years.
In December 2024, we entered into an agreement to purchase information technology between January 2025 through December 2027, with minimum total commitment of $10.5 million over that time period.
Third-party payors, including state and federal health care programs such as Medicare, managed care organizations, and other private health insurers, are increasingly attempting to contain health care costs by limiting or denying coverage for certain tests and reducing reimbursement rates for both new and existing tests. We have experienced and may continue to experience coverage limitations or denials for many of our products. For example, UnitedHealthcare updated its medical policies for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial and individual exchange benefit plans and certain managed Medicaid benefit plans, effective during the first half of 2025. For the year ended December 31, 2024, we recognized approximately $45.0 million of revenue for GeneSight testing from UnitedHealthcare, consisting of approximately $40.0 million for UnitedHealthcare commercial and approximately $5.0 million for impacted UnitedHealthcare managed Medicaid plans. We anticipate that the change in UnitedHealthcare coverage will negatively impact our revenue, profitability, and cash flow in 2025 and thereafter.
The following table represents the balances of cash, cash equivalents and marketable investment securities as of the dates set forth in the table below:

(in millions)	December 31, 2024	December 31, 2023	Change
Cash and cash equivalents	$102.4	$132.1	$(29.7)
Marketable investment securities	—	8.8	(8.8)
Cash, cash equivalents and marketable investment securities	$102.4	$140.9	$(38.5)

The decrease in cash, cash equivalents and marketable investment securities as of December 31, 2024 as compared to December 31, 2023 was primarily driven by $8.7 million in cash used by operations, $19.0 million in cash used for capital expenditures, $10.7 million in cash used for the capitalization of internal-use software, and $7.5 million in cash used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock. The decrease in cash was partially offset by $8.8 million in cash received from the sale of our EndoPredict business. The following table represents the Consolidated Cash Flow Statement for the periods presented:

	Twelve Months Ended December 31,
(in millions)	2024	2023	Change
Cash flows used in operating activities	$(8.7)	$(110.9)	$102.2
Cash flows provided by (used in) investing activities	(11.9)	31.9	(43.8)
Cash flows provided by (used in) financing activities	(7.4)	152.9	(160.3)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(1.0)	0.6	(1.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(29.0)	74.5	(103.5)
Cash, cash equivalents, and restricted cash at the beginning of the period	140.9	66.4	74.5
Cash, cash equivalents, and restricted cash at the end of the period	$111.9	$140.9	$(29.0)

Cash Flows from Operating Activities
We used $102.2 million less of cash for operating activities for the twelve months ended December 31, 2024 compared to the prior year. Cash used for operating activities for the year ended December 31, 2023 included $82.8 million of payments for legal settlements. In addition, our core operations have improved in the current year driven by an 11% increase in revenue and a 7% decrease in expenses as a percentage of revenue, excluding non-cash expenses for goodwill and long-lived asset impairment charges and accrued legal settlements. In the year ended December 31, 2023, we received $16.3 million in tenant improvement allowance reimbursements that did not reoccur for the year ended December 31, 2024.
Cash Flows from Investing Activities
The increase in cash flows used in investing activities for the twelve months ended December 31, 2024 compared to the cash flows provided by investing activities in the same period in the prior year was primarily due to the $96.2 million decrease in cash flows from maturities and sales of marketable investment securities compared to the prior year, partially offset by a $44.2 million decrease in capital expenditures in the current period in connection with the completion of the build-out of new facilities in the prior year and the $8.8 million received from the sale of our EndoPredict business in 2024.
Cash Flows from Financing Activities
The increase in cash flows used in financing activities for the twelve months ended December 31, 2024 compared to cash flows provided by financing activities in the same period in the prior year was primarily due to proceeds of $117.6 million from the underwritten public offering and the initial borrowing on our line of credit of $40 million that occurred in the twelve months ended December 31, 2023, which did not reoccur during the twelve months ended December 31, 2024.
Effects of Inflation
While inflation returned to more moderate levels in 2024, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce testing results, and costs of laboratory supplies. Inflationary costs have previously impacted our profitability and may continue to adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. An increase in interest rates in the future may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, additional funding.
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
•intangible assets;
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
We generate revenue primarily by performing genetic testing. Control is transferred, and revenue is recognized, once test results are released to the healthcare provider and/or patient. Revenue from the sale of tests is recorded at the estimated transaction price. We have the right to bill our customers upon the completion of performance obligations and thus do not record contract assets.

Significant judgments are required in determining the transaction price in connection with satisfying performance obligations under the revenue standard. In determining the transaction price, we include an estimate of the expected amount of consideration to be received. We apply this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled. An estimate of transaction price does not include any estimated amount of variable consideration that is constrained. In addition, we consider all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. In determining the expected value, we consider the probability of the variable consideration for each possible scenario. We have significant experience with historical discount patterns and we use this experience to estimate transaction prices.
The estimate of revenue is affected by, among other factors, assumptions for changes in payor mix, payor collections, current customer contractual requirements, experience with collections from third-party payors, and changes in medical policies. When assessing the total consideration for insurance carriers and patients, revenue is further constrained for estimated refunds. We reserve certain amounts in accrued liabilities in the Consolidated Balance Sheets in anticipation of requests for refunds of payments made previously by insurance carriers, which are accounted for as reductions in revenue in the Consolidated Statements of Operations and Comprehensive Loss.
Cash collections for certain tests delivered may differ from rates estimated due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing our bills or denying payment for tests that we have performed, among other reasons. As a result of this new information, we update our estimate of the amounts to be recognized for previously delivered tests. For example, during the year ended December 31, 2024, we recognized $18.5 million in revenue, or 2% of revenue, in which the performance obligation of delivering the test results was met in prior periods.
Intangible Assets. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Intangible assets are initially recorded at their acquisition date fair value and are subsequently amortized over their useful lives.
During the fourth quarter of 2024, UnitedHealthcare announced that it would no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial, individual exchange, and certain managed Medicaid plans, effective during the first half of 2025, which caused us to perform a recoverability test for the Pharmacogenomics asset group during the fourth quarter of 2024. We performed the recoverability test by comparing the carrying value of the asset group to its estimated undiscounted future cash flows. The analysis indicated that the carrying value exceeded the recoverable amount, requiring us to determine the fair value of the asset group. The fair value of the developed technology was determined using a discounted cash flow model. The approach considered projected revenue, including the impact of the change in coverage by UnitedHealthcare, profitability associated with the developed technology, discount rates reflective of the risk-adjusted cost of capital of 10.0% and the expected remaining useful life of the developed technology. As the carrying value for the developed technology asset exceeded the relative fair value, we recognized an impairment charge of $43.0 million during the year ended December 31, 2024, related to the developed technology intangible asset, which is included in "Goodwill and long-lived asset impairment charges" in the Consolidated Statements of Operations. The impairment reduced the carrying value of the developed technology to its estimated fair value of $89.0 million as of the impairment date.

Goodwill.  We test goodwill for impairment by reporting unit on an annual basis and in the interim if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated on a qualitative basis before calculating the fair value of the reporting unit. If the qualitative assessment suggests that impairment is more likely than not, a quantitative impairment analysis is performed. The quantitative analysis involves comparison of the fair value of a reporting unit with its carrying amount. The valuation of a reporting unit requires judgment in estimating future cash flows, discount rates, residual growth rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, market saturation and opportunity, changes in technology and operating cash flows, and other relevant entity-specific events. Goodwill impairment testing requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, and other financial assumptions, which are based upon our long-term plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology used has remained unchanged. Changes in our forecasts or decreases in the value of our common stock could cause book value of reporting units to exceed their fair values. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.
As of December 31, 2024, we have recorded goodwill of $286.3 million on our Consolidated Balance Sheets. This goodwill is attributable to the Pharmacogenomics, International, and Women's Health reporting units. As noted above, UnitedHealthcare announced that it would no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test. As a result, the Company performed a quantitative impairment review of goodwill for the Pharmacogenomics reporting unit during the fourth quarter of 2024. The Company also elected to perform a quantitative impairment review of goodwill for its Women's Health and International reporting units.
We measured the fair value of the Pharmacogenomics reporting unit utilizing the market approach and the discounted cash flow method under the income approach. The income approach considered projected revenue, taking into account the impact of the change in GeneSight coverage by UnitedHealthcare, and the projected profitability of the reporting unit and a discount rate reflective of the risk-adjusted cost of capital of 10.0%. The resulting fair value of the Pharmacogenomics reporting unit exceeded its carrying value by 43.6%.

We measured the fair value of the International reporting unit utilizing the market approach and the discounted cash flow method under the income approach. The income approach considered management’s business plans and projections as the basis for expected cash flows and a discount rate reflective of the risk-adjusted cost of capital of 10.5%. The resulting fair value of the International reporting unit exceeded its carrying value by 234.0%.
We measured the fair value of the Women's Health reporting unit utilizing the market approach and the discounted cash flow method under the income approach. The income approach considered projected revenue and profitability associated with reporting unit and a discount rate reflective of the risk-adjusted cost of capital of 10.5%. The resulting fair value of the Women's Health reporting unit exceeded its carrying value by 82.0%.
Additionally, we corroborated the reasonableness of the estimated reporting unit fair values by reconciling them to our enterprise value and market capitalization.
Income Taxes.  Our income tax provision is based on income before taxes and is computed using the liability method in accordance with Accounting Standards Codification 740 – Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. Those factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of research and development spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes.

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
Recent Accounting Pronouncements
See Note 1–Organization and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates and foreign currency exchange risks.
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 8% of our revenues for the twelve months ended December 31, 2024 are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenues. We do not currently utilize hedging strategies to mitigate foreign currency risk.
We are exposed to interest rate risk primarily through borrowings under our ABL Facility. Our ABL Facility has a variable interest rate based on the Prime Rate, the NYFRB Rate, or the Secured Overnight Financing Rate (SOFR). An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by an immaterial amount based on our $40.5 million debt outstanding on our ABL Facility as of December 31, 2024.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MYRIAD GENETICS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Myriad Genetics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

Measurement of revenue

Description of the Matter
During the year ended December 31, 2024, the Company’s revenue was $837.6 million. As discussed in Note 1 of the consolidated financial statements, management estimates the expected amount of consideration to be received as revenue and revenue is recognized when the performance obligation is complete. Auditing the measurement of the Company’s revenue was complex and judgmental due to the significant estimation required in determining the amount that will be collected for each test. In particular, the estimate of revenue is affected by assumptions related to payors such as changes in payor mix, historical and current payment trends and other changes in payor behavior.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the measurement of revenue related to tests performed. Our procedures included testing controls over management’s review of the significant assumptions and inputs used in calculating the estimated amounts to be collected for tests performed. We also tested controls used by management to evaluate the current and historical data used in making the estimates for completeness and accuracy.

Our audit procedures over the Company’s revenue included, among others, assessing the methodologies used to estimate consideration expected to be received for tests performed and testing the significant assumptions and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to third-party payor collection trends and other relevant factors. We assessed the reasonableness of adjustments to estimates of future cash collections as a result of changes in historical and current collection trends and changes in payor behavior. Additionally, we tested management’s supporting calculations. We also performed an evaluation of actual cash collections versus expectations to assess the accuracy of estimates made in prior periods.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Salt Lake City, Utah
February 28, 2025

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$102.4	$132.1
Marketable investment securities	—	8.8
Trade accounts receivable	121.2	114.3
Inventory	27.5	22.0
Prepaid taxes	16.4	17.0
Prepaid expenses and other current assets	30.5	19.4
Total current assets	298.0	313.6
Operating lease right-of-use assets	55.0	61.6
Property, plant and equipment, net	117.4	119.0
Intangibles, net	262.4	349.5
Goodwill	286.3	287.4
Other assets	8.5	15.4
Total assets	$1,027.6	$1,146.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32.3	$25.8
Accrued liabilities	119.0	113.9
Current maturities of operating lease liabilities	12.8	16.2
Total current liabilities	164.1	155.9
Unrecognized tax benefits	32.7	30.2
Long-term debt	39.6	38.5
Noncurrent operating lease liabilities	87.9	97.4
Other long-term liabilities	2.2	41.3
Total liabilities	326.5	363.3
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 91.3 and 89.9 shares outstanding at December 31, 2024 and 2023, respectively	0.9	0.9
Additional paid-in capital	1,457.8	1,415.5
Accumulated other comprehensive loss	(0.8)	(3.7)
Accumulated deficit	(756.8)	(629.5)
Total stockholders' equity	701.1	783.2
Total liabilities and stockholders’ equity	$1,027.6	$1,146.5
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue	$837.6	$753.2	$678.4
Cost of revenue	252.2	236.2	202.0
Gross profit	585.4	517.0	476.4

Operating expenses:
Research and development expense	113.4	88.7	85.4
Sales and marketing expense	284.1	289.2	266.8
General and administrative expense	275.9	283.7	247.9
Legal settlements	(21.3)	112.8	—
Goodwill and long-lived asset impairment charges	56.8	—	16.9
Total operating expenses	708.9	774.4	617.0
Operating loss	(123.5)	(257.4)	(140.6)
Other income (expense):
Interest income	1.7	2.5	2.6
Interest expense	(2.8)	(2.9)	(3.2)
Other	1.1	(4.4)	0.6
Total other expense	—	(4.8)	—
Loss before income tax	(123.5)	(262.2)	(140.6)
Income tax expense (benefit)	3.8	1.1	(28.6)
Net loss	$(127.3)	$(263.3)	$(112.0)
Net loss per share:
Basic and diluted	$(1.41)	$(3.18)	$(1.39)
Weighted average shares outstanding:
Basic and diluted	90.6	82.8	80.6
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net loss attributable to Myriad Genetics, Inc. stockholders	$(127.3)	$(263.3)	$(112.0)
Change in unrealized loss on available-for-sale debt securities, net of tax	0.1	1.2	(2.5)
Change in foreign currency translation adjustment, net of tax	(3.0)	2.1	(1.3)
Reclassification adjustments for losses included in net loss, net of tax	—	1.5	—
Reclassification of cumulative translation adjustment to income upon sale or liquidation of certain foreign entities, net of tax	5.8	0.4	—
Comprehensive loss	$(124.4)	$(258.1)	$(115.8)
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2021	$0.8	$1,226.3	$(5.1)	$(254.2)	$967.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.3)	—	—	(4.3)
Stock-based compensation expense	—	38.1	—	—	38.1
Net loss	—	—	—	(112.0)	(112.0)
Other comprehensive loss, net of tax	—	—	(3.8)	—	(3.8)
BALANCES AT DECEMBER 31, 2022	$0.8	$1,260.1	$(8.9)	$(366.2)	$885.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(2.8)	—	—	(2.8)
Issuance of common stock for public offering, net	0.1	117.5	—	—	117.6
Stock-based compensation expense	—	40.7	—	—	40.7
Net loss	—	—	—	(263.3)	(263.3)
Other comprehensive income, net of tax	—	—	5.2	—	5.2
BALANCES AT DECEMBER 31, 2023	$0.9	$1,415.5	$(3.7)	$(629.5)	$783.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(7.5)	—	—	(7.5)
Stock-based compensation expense	—	49.8	—	—	49.8
Net loss	—	—	—	(127.3)	(127.3)
Other comprehensive income, net of tax	—	—	2.9	—	2.9
BALANCES AT DECEMBER 31, 2024	$0.9	$1,457.8	$(0.8)	$(756.8)	$701.1
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127.3)	$(263.3)	$(112.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61.2	61.9	52.7
Non-cash lease expense	9.5	11.3	11.7
Stock-based compensation expense	49.8	40.7	38.1
Deferred income taxes	(2.8)	(4.0)	(30.8)
Unrecognized tax benefits	2.5	3.4	(1.1)
Impairment of goodwill and long-lived assets	56.6	—	16.9
(Gain) loss on termination of lease	(3.1)	7.7	—
Gain on acquisition	(2.2)	—	—
Other non-cash adjustments	1.5	4.4	1.7
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3.7)	0.2	1.6
Trade accounts receivable	(8.7)	(12.5)	(10.3)
Inventory	(6.2)	(1.8)	(2.9)
Prepaid taxes	0.5	0.7	0.7
Other assets	—	0.6	(0.9)
Tenant improvement allowance received	—	16.3	18.0
Accounts payable	4.7	(3.7)	(3.5)
Accrued liabilities	(41.0)	27.2	(86.2)
Net cash used in operating activities	(8.7)	(110.9)	(106.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19.0)	(63.2)	(45.3)
Capitalization of internal-use software costs	(10.7)	(10.1)	—
Proceeds from the sale of business, net cash sold	8.8	—	—
Acquisitions, net of cash acquired	—	—	(57.2)
Purchases of marketable investment securities	—	—	(103.2)
Proceeds from maturities and sales of marketable investment securities	9.0	105.2	128.2
Net cash provided by (used in) investing activities	(11.9)	31.9	(77.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	5.9	6.0	6.3
Payment of contingent consideration recognized at acquisition	—	—	(3.0)
Payment of tax withheld for common stock issued under stock-based compensation plans	(13.4)	(8.8)	(10.6)
Proceeds from underwritten public offering, net of costs and discounts	—	117.6	—
Proceeds from revolving credit facility	120.0	80.0	—
Repayment of revolving credit facility	(119.5)	(40.0)	—
Fees associated with issuance and refinancing of revolving credit facility	—	(1.7)	(0.7)
Payment on finance leases	(0.4)	(0.2)	—
Net cash provided by (used in) financing activities	(7.4)	152.9	(8.0)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(1.0)	0.6	(0.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(29.0)	74.5	(192.4)
Cash, cash equivalents, and restricted cash at beginning of the period	140.9	66.4	258.8
Cash, cash equivalents, and restricted cash at end of the period	$111.9	$140.9	$66.4
See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Myriad Genetics, Inc. (together with its subsidiaries, the "Company" or "Myriad") is a leading molecular diagnostic testing and precision medicine company dedicated to advancing health and well-being for all. Myriad develops and offers molecular tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where molecular insights can significantly improve patient care and lower health care costs. Myriad provides insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. The Company’s principal executive office is located in Salt Lake City, Utah.
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition estimates for the average expected reimbursement per test, valuation allowances for deferred income tax assets, our incremental borrowing rates used to calculate our lease balances, stock-based compensation, purchase accounting, and impairment analysis of goodwill and long-lived assets. Actual results could differ from those estimates.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications have no impact on the total assets, total liabilities, stockholders' equity, or cash flows from operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to loss by placing its cash in financial institutions with high credit ratings. The Company's cash consists of deposits held with banks that generally exceed federally insured limits of $250,000 per customer. Substantially all of the Company’s accounts receivable are with companies in the healthcare industry, U.S. and state governmental agencies, and individuals. The Company does not believe that receivables due from U.S. and state governmental agencies, such as Medicare, represent a credit risk since the related health care programs are funded by the U.S. and state governments. The Company does not require collateral from its customers.
The Company only has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented approximately 12%, 12%, and 14% of total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. The Company has only one payor that accounted for more than 10% of accounts receivable at December 31, 2024 and 2023. The balance of accounts receivable from the payor represented 18% and 12% of the total accounts receivable balance as of December 31, 2024 and 2023, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents primarily consist of cash and money market deposits with financial institutions.

Restricted Cash
In certain circumstances, the Company is required to maintain cash deposits with certain banks with respect to contractual or other legal obligations, and therefore the use of these cash deposits for general operational purposes is restricted. As of December 31, 2024, restricted cash was approximately $9.5 million, of which $8.6 million was recognized as a current asset and $0.9 million was recognized as a long-term asset. As of December 31, 2023, restricted cash was approximately $8.8 million, of which $1.2 million was recognized as a current asset and $7.6 million was recognized as a long-term asset. The restricted cash amounts are largely comprised of cash held in escrow related to the Company's acquisition of Gateway Genomics, LLC ("Gateway"), which occurred during the year ended December 31, 2022. The current and long-term portions of restricted cash are included in Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets that agrees to the amounts included in the Consolidated Statement of Cash Flows.

	December 31,
(in millions)	2024	2023	2022
Cash and cash equivalents	$102.4	$132.1	$56.9
Restricted cash	9.5	8.8	9.5
Total cash, cash equivalents, and restricted cash	$111.9	$140.9	$66.4
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
A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against Other income (expense) when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairments recognized during the years ended December 31, 2024, 2023, and 2022.
Inventory
Inventories consist of supplies such as reagents, plates, and testing kits, which are consumed when providing test results, and therefore the Company does not maintain finished goods inventory. Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in first-out basis.
The Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered excess or obsolete are expensed. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels.
Trade Accounts Receivable
Trade accounts receivable represents estimated receivables from customers for revenue recognized related to the Company's tests. The Company does not have any off-balance-sheet credit exposure related to its customers and does not require collateral.

Property, Plant and Equipment
Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from four to 14 years. Repairs and maintenance costs are charged to expense as incurred.
Leases
The Company acts as the lessee in its lease agreements, which primarily include operating leases for corporate offices, laboratory space, warehouse space, and certain laboratory and office equipment.
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
As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The leases have remaining lease terms of one year to 14 years, some of which include options to extend the lease term for up to 10 years.
The Company has taken advantage of certain practical expedients offered to registrants at adoption of Accounting Standards Codification ("ASC") 842, Leases. Lease expense for leases with a term of 12 months or less is recognized on a straight-line basis and is not included in the recognized ROU assets and lease liabilities. Further, as a practical expedient, all lease contracts are accounted for as one single lease component, as opposed to separating lease and non-lease components to allocate the consideration within a single lease contract.
Operating leases are included in Operating lease right-of-use assets, Current maturities of operating lease liabilities, and Noncurrent operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in Other assets, Accrued liabilities, and Other long-term liabilities in the Consolidated Balance Sheets.
Intangible Assets
Intangible assets are comprised of acquired licenses and technology. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life. The Company capitalizes certain costs incurred to develop internal-use software. Implementation and development costs for internal-use software are capitalized as part of Intangible Assets in the Consolidated Balance Sheets. After the implementation of the internal-use software, the capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the post implementation stage of the project are expensed as incurred. As of December 31, 2024 and 2023, the Company had unamortized internal-use software costs of $22.7 million and $11.9 million, respectively. For the years ended December 31, 2024, 2023, and 2022 amortization expense for these capitalized software costs was insignificant.

Other Long-Lived Assets
The Company continually reviews and monitors long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, the Company performs a recoverability test by comparing the estimated undiscounted future cash flows expected to be generated by the asset or asset group to its carrying amount. If the carrying amount of an asset or asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company capitalizes certain implementation costs incurred in cloud computing arrangements and hosting arrangements. The Company's cloud computing arrangements or hosting arrangements are primarily service contracts related to information technology. Implementation and development costs for cloud computing arrangements or hosting arrangements are capitalized as part of Other assets in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company had unamortized cloud computing arrangements or hosting arrangements of $3.4 million and $4.6 million, respectively, within Other assets. For the years ended December 31, 2024, 2023, and 2022, amortization expense for these capitalized amounts was insignificant.
Goodwill
Goodwill is tested for impairment by reporting unit on an annual basis as of October 1 and in the interim if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators, and competition. Impairment of goodwill is first assessed using a qualitative approach. If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed. The quantitative analysis involves a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.
Business Acquisitions/Divestitures
The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the estimated fair value of identifiable intangible assets acquired in a business combination on third-party valuations that use information and assumptions provided by the Company's management, which consider the Company's estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. To the extent the fair value of the net assets and liabilities acquired exceeds the purchase price, a gain is recognized.
In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. This liability is remeasured each reporting period and the changes in the fair value are recognized in General and administrative expenses in the Consolidated Statements of Operations.
The Company evaluates its portfolio of businesses on an ongoing basis to ensure alignment with its strategic objectives and to enhance shareholder value. From time to time, the Company may divest certain businesses, product lines, or other non-core assets. Gains or losses from the sale of businesses or assets are included in Goodwill and long-lived asset impairment charges on the Company’s Consolidated Statements of Operations. See Note 16 for further information.
Transaction costs associated with acquisitions are expensed as incurred in General and administrative expenses in the Consolidated Statements of Operations. Results of operations and cash flows of acquired companies are included in the operating results from the date of acquisition.

Revenue Recognition
The Company primarily generates revenue by performing molecular testing, primarily derived from the following categories of products: Hereditary Cancer (MyRisk and BRACAnalysis CDx), Tumor Profiling (MyChoice CDx, Prolaris, Precise Tumor, and EndoPredict), Prenatal (Foresight, Prequel, and SneakPeek), and Pharmacogenomics (GeneSight). Revenue is recorded at the estimated transaction price. Control is transferred, and revenue is recognized, once test results are released to the healthcare provider and/or patient.
The following table presents detail regarding the composition of the Company’s total revenue by product type for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(In millions)	2024	2023	2022
Hereditary Cancer	$364.5	$327.8	$305.5
Tumor Profiling	125.8	135.6	128.6
Prenatal	177.1	151.3	116.4
Pharmacogenomics	170.2	138.5	127.6
Autoimmune	—	—	0.3
Total revenue	$837.6	$753.2	$678.4
In addition, the following tables reconcile revenue by geographical region, either U.S. or rest of world ("RoW"), to total revenue:

	Years Ended December 31,
	2024			2023			2022
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total	U.S.	RoW	Total
Hereditary Cancer	$318.6	$45.9	$364.5	$280.5	$47.3	$327.8	$263.5	$42.0	$305.5
Tumor Profiling	104.2	21.6	125.8	102.1	33.5	135.6	84.5	44.1	128.6
Prenatal	176.5	0.6	177.1	150.6	0.7	151.3	115.6	0.8	116.4
Pharmacogenomics	170.2	—	170.2	138.5	—	138.5	127.6	—	127.6
Autoimmune	—	—	—	—	—	—	0.3	—	0.3
Total revenue	$769.5	$68.1	$837.6	$671.7	$81.5	$753.2	$591.5	$86.9	$678.4
Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company performs its obligation under a contract with a customer by processing tests and releasing the test results to customers, in exchange for consideration from the customer. The Company has the right to bill its customers upon the completion of performance obligations and thus does not record contract assets.
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
Cash collections for certain tests delivered may differ from rates estimated due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing our bills or denying payment for tests that we have performed, among other reasons. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. The Company recognized $18.5 million, $7.2 million, and $22.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, for tests in which the performance obligation of delivering the test results was met in prior periods. The changes for all periods presented were primarily driven by changes in the estimated transaction price. Additionally, for the year ended December 31, 2024, the Company recognized $3.0 million in revenue due to a retroactive coverage change by a payor for one of the Company's prenatal products.
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
Advertising Costs
The Company expenses advertising costs as incurred. The Company incurred advertising costs of $10.3 million, $8.5 million, and $5.3 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
Stock-based Payment Expense
We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with ASC 718, Compensation – Stock Compensation ("ASC 718"). Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. Compensation cost for awards with only service conditions are recognized on a straight-line basis over the requisite service period. The fair value of restricted stock units ("RSUs") and performance restricted stock units ("PSUs") that do not have market conditions is based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. The fair value of PSU awards that have market conditions is determined using the Monte Carlo Method. For PSUs, the Company estimates the likelihood of achievement of the performance conditions at the end of each period. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur. The fair value of shares issued under the Company's Employee Stock Purchase Plan is calculated using the Black-Scholes option-pricing model, based on assumptions including the risk-free interest rate, expected life, expected dividend yield and expected volatility. The average risk-free interest rate is determined using the U.S. Treasury rate. We determine the expected life based on the offering period of the Employee Stock Purchase Plan. The expected volatility is determined using the weighted average of daily historical volatility of the price of the Company's common stock.
Income Taxes
The Company recognizes income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.
The provision for income taxes, including the effective tax rate and analysis of potential tax exposure items requires significant judgment and expertise in federal, state, and foreign income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to recognize deferred tax assets at an amount that is more likely than not to be realized. The Company’s filings, including the positions taken therein, are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in the Consolidated Financial Statements, adverse determinations by these taxing authorities could have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

Earnings Per Share
Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding.
The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Years Ended December 31,
(in millions)	2024	2023	2022
Denominator:
Weighted-average shares outstanding used to compute basic EPS	90.6	82.8	80.6
Effect of dilutive stock options and RSUs	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	90.6	82.8	80.6
Certain outstanding options and RSUs were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Anti-dilutive options and RSUs excluded from EPS computation	6.0	5.1	4.4
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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss (in millions):

Ending balance December 31, 2023	$(3.7)
Period translation adjustments	(3.0)
Reclassification of cumulative translation adjustment to income upon sale or liquidation of certain foreign entities, net of tax	5.9
Ending balance December 31, 2024	$(0.8)
During the years ended December 31, 2024 and 2023, the Company recognized losses related to foreign currency of $1.1 million and $3.4 million, respectively, which is included in Other in the Consolidated Statements of Operations.
Recent Accounting Pronouncements
Recently Adopted Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the required disclosures effective for the year ended December 31, 2024. The Company has identified consolidated net income (loss) as the measure of segment profitability. The significant expenses presented to the chief operating decision maker ("CODM") are at the same level as presented in Consolidated Statement Operations in these financial statements.

Standards Effective in Future Years and Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information on the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
2.    MARKETABLE INVESTMENT SECURITIES
At December 31, 2024, the Company had no investment securities outstanding. As of December 31, 2023, the Company had no gross unrealized holding gains. The amortized cost, gross unrealized holding losses, and fair value for debt securities classified as available-for-sale securities by major security type and class of security at December 31, 2023 were as follows:

(in millions)	Amortized cost	Gross unrealized holding losses	Estimated fair value
December 31, 2023:
Cash and cash equivalents:
Cash	$129.9	$—	$129.9
Cash equivalents	2.2	—	2.2
Total cash and cash equivalents	132.1	—	132.1
Available-for-sale:
Corporate bonds and notes	8.4	(0.1)	8.3
Municipal bonds	0.5	—	0.5
Total	$141.0	$(0.1)	$140.9
During the years ended December 31, 2023 and 2022, the Company sold $90.4 million and $28.4 million of investments, respectively. The cost of the available for sale security sold was determined using the specific-identification method. The amount of gross realized gains and realized losses upon sales of investments was insignificant for the year ended December 31, 2024 and December 31, 2022. The amount of realized losses upon sales of investments was $1.5 million for the year ended December 31, 2023. As of December 31, 2023, the Company had seven available-for-sale debt securities in a gross unrealized loss position of $0.1 million, with a fair market value of $8.8 million. As of December 31, 2023, the expected losses were determined to be immaterial and as such, the Company did not record an allowance for credit losses. Additional information relating to fair value of marketable investment securities can be found in Note 3.
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

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities primarily utilized broker quotes in a non-active market for valuation of these securities.
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
The fair value of the Company’s long-term debt, which it considers a Level 2 measurement, is estimated using a discounted cash flow analysis, based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements. The fair value of the Company’s long-term debt is estimated to be $40.2 million at December 31, 2024.
At December 31, 2024, the Company did not have any financial assets or liabilities requiring fair value re-measurement. The following table sets forth the fair value of the financial assets and liabilities that the Company re-measures on a regular basis as of December 31, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Money market funds (a)	$2.2	$—	$—	$2.2
Corporate bonds and notes	—	8.3	—	8.3
Municipal bonds	—	0.5	—	0.5
Contingent consideration	—	—	(5.4)	(5.4)
Total	$2.2	$8.8	$(5.4)	$5.6
(a)Money market funds are primarily comprised of exchange traded funds and accrued interest.
The following table reconciles the change in the fair value of the contingent consideration during the periods presented:

(in millions)	Years Ended December 31,
	2024	2023	2022
Carrying amount at beginning of period	$5.4	$6.8	$8.6
Payment of contingent consideration	(5.8)	—	(3.0)
Consideration recognized at acquisition	—	—	2.1
Change in fair value recognized in the statement of operations	0.4	(1.5)	(0.4)
Translation adjustments recognized in other comprehensive income (loss)	—	0.1	(0.5)
Carrying amount at end of period	$—	$5.4	$6.8
For the Level 2 contingent consideration related to the acquisition of Gateway, the Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using current financial or operating projections. As of December 31, 2024, the Company has estimated a fair value of $0 related to the Gateway contingent consideration as the achievement of the contingent consideration targets is not considered probable.

4.    PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment were as follows:

	December 31,
(in millions)	2024	2023
Leasehold improvements	$78.5	$91.3
Equipment	148.5	147.6
Property, plant and equipment, gross	227.0	238.9
Less accumulated depreciation	(109.6)	(119.9)
Property, plant and equipment, net	$117.4	$119.0
During the year ended December 31, 2023, the Company incurred $5.7 million of accelerated depreciation of leasehold improvements and equipment in connection with the Company's decision to cease the use of its previous corporate headquarters in Salt Lake City, Utah and transition corporate support operations to its new facility in west Salt Lake City. The Company formally assigned the previous corporate headquarter lease to a third party as of December 31, 2023. See Note 13 for further discussion.
The Company recorded depreciation during the respective periods as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Depreciation expense	$19.5	$19.1	$11.6
5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2024 are as follows:

(in millions)	Year Ended December 31, 2024
Beginning balance	$287.4
Goodwill impairment	(0.8)
Translation adjustments	(0.3)
Ending balance	$286.3
During the fourth quarter of 2024, UnitedHealthcare announced that it would no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including the Company's GeneSight test, under its commercial, individual exchange, and certain managed Medicaid plans. The change took effect for commercial and individual exchange plans on January 1, 2025, and is expected to take effect for impacted managed Medicaid plans during the first half of 2025. As a result, the Company performed an quantitative impairment test for the goodwill for the Pharmacogenomics reporting unit during the fourth quarter of 2024. The Company also elected to perform a quantitative impairment review of goodwill for its Women's Health and International reporting units. The Company estimated the fair values of each reporting unit using both the market approach, applying an observable multiple of revenue based on guideline public companies, and the income approach, discounting future cash flows based on management's expectations of the current and future operating environments for each reporting unit. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling the values to its enterprise value and market capitalization. The goodwill balance at each reporting unit was determined to not be impaired as of December 31, 2024.

During the second quarter of 2024, as a result of the disposition of the EndoPredict business, the Company recognized a goodwill impairment charge of $0.8 million for the goodwill allocated to the EndoPredict business within the Company's International reporting unit. The goodwill impairment charge is reflected in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations. See Note 17 for further discussion.
The Company did not record an impairment of goodwill for the years ended December 31, 2023 and 2022.
Intangible Assets
The following tables summarize the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Weighted-Average Remaining Useful Life (in Years)
At December 31, 2024
Developed technologies	$560.1	$(326.5)	$233.6	10.6	3.6
Internal-use software	1.8	(0.7)	1.1	3.0	1.9
Customer relationships	1.6	(0.3)	1.3	10.0	7.8
Trademarks	6.1	(1.3)	4.8	10.0	7.8
Internal-use software (in-process)	21.6	—	21.6
Total intangible assets	$591.2	$(328.8)	$262.4

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Weighted-Average Remaining Useful Life (in Years)
At December 31, 2023
Developed technologies	$626.1	$(295.3)	$330.8	14.4	8.1
Internal-use software	0.8	(0.1)	0.7	3.0	2.5
Customer relationships	1.6	(0.2)	1.4	10.0	8.8
Trademarks	6.1	(0.7)	5.4	10.0	8.8
Internal-use software (in-process)	11.2	—	11.2
Total intangible assets	$645.8	$(296.3)	$349.5
As noted above, UnitedHealthcare announced that it would longer provide coverage for certain multi-gene panel pharmacogenetic tests, including the Company's GeneSight test, which triggered the Company to perform a recoverability test for the Pharmacogenomics asset group during the fourth quarter of 2024. The Company performed the recoverability test by comparing the carrying value of the asset group to its estimated undiscounted future cash flows. The analysis indicated that the carrying value exceeded the recoverable amount, requiring the Company to determine the fair value of the asset group. The fair value of the developed technology was determined using a discounted cash flow model. The primary assumptions used in the discounted cash flow model included projected revenue and profitability associated with the developed technology based on management's forecast and a discount rate reflective of the risk-adjusted cost of capital of 10%. As the carrying value for the developed technology asset exceeded the relative fair value, the Company recognized an impairment charge of $43.0 million during the year ended December 31, 2024, which is included in "Goodwill and long-lived asset impairment charges" in the Consolidated Statements of Operations. The impairment reduced the carrying value of the developed technology to its estimated fair value of $89.0 million as of the impairment date.
The Company determined there was no impairment of long-lived intangible assets for the years ended December 31, 2023 and 2022.
In recent years, the Company has invested in the development of internal-use software. As of December 31, 2024, the Company has capitalized $21.6 million related to projects under development. The Company expects the majority of the current in-process internal-use software projects to be completed in fiscal year 2025.

As of December 31, 2024, the Company's developed technologies have estimated remaining useful lives ranging between 5 and 12 years. The Company's acquired trademarks and customer relationships have an estimated remaining useful life of approximately 8 years as of December 31, 2024. The Company's internal-use software assets are amortized over the estimated useful life of the software, which is generally 3 years.
The Company recorded amortization during the respective periods for intangible assets as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Amortization of intangible assets	$42.1	$42.8	$41.1
Future amortization expense of intangible assets as of December 31, 2024 is estimated to be as follows (in millions):

Years Ended December 31,	Amortization Expense
2025	$37.4
2026	37.2
2027	36.8
2028	36.7
2029	36.7
Thereafter	77.6
Total	$262.4
6.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
(in millions)	2024	2023
Employee compensation and benefits	$57.4	$49.7
Accrued taxes payable	5.1	4.6
Refunds payable and reserves	19.9	20.1
Short-term contingent consideration	—	3.1
Accrued royalties	6.5	5.3
Legal settlement	2.8	6.0
Lease termination accrual	3.8	4.4
Escrow liability	7.5	—
Other accrued liabilities	16.0	20.7
Total accrued liabilities	$119.0	$113.9
Revenue is constrained in anticipation of requests for refunds of payments made previously by insurance carriers. The following table summarizes the balance and activity of the refunds payable and reserves for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023
Beginning balance	$20.1	$19.3
Recoupments paid	(11.3)	(13.8)
Additions to the reserve	11.1	14.6
Ending balance	$19.9	$20.1

7.    LONG-TERM DEBT
On June 30, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million, with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, the other lender parties thereto, and certain of the Company's domestic subsidiaries (the "Guarantors"). On October 31, 2023, the Company entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility, which was effected through a new commitment provided by a new lender, Goldman Sachs Bank USA. The ABL Facility matures on June 30, 2026. The obligations of the Company are guaranteed by the Guarantors and the ABL Facility is secured by substantially all of the assets of the Company and the Guarantors. The Company had long-term debt of $39.6 million and $38.5 million under the ABL Facility at December 31, 2024 and December 31, 2023, respectively, net of $0.9 million and $1.5 million of debt issuance costs, respectively. Proceeds from the ABL Facility were or will be used for the working capital needs and general corporate purposes of the Company and its subsidiaries.
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
Loans outstanding under the ABL Facility will bear interest at a rate per annum equal to, at the option of the Company, either (a) the greatest of (i) the daily Prime Rate, (ii) the daily NYFRB Rate plus 0.5%, and (iii) the monthly Adjusted Term SOFR Rate (as defined below) plus 1.0% (the “ABR”) plus an applicable margin ranging from 1.0% to 1.5% depending on the aggregate average unused availability under the ABL Facility during the prior quarter or (b) term Secured Overnight Financing Rate ("SOFR") for a tenor of one, three or six months (at the Company’s election) plus 0.1% (the “Adjusted Term SOFR Rate”) plus an applicable margin ranging from 2.0% to 2.5% depending on the average unused availability under the ABL Facility during the prior quarter, with an ABR floor of 1.0% and an Adjusted Term SOFR Rate floor of 0.0%. Under the ABL Facility, the undrawn fee ranges from 37.5 to 50 basis points based on the daily amount of the available revolving commitment. The weighted average interest rate for borrowings under the ABL Facility as of December 31, 2024 was 7.8%. The interest rate for borrowings under the ABL Facility as of December 31, 2023 was 9.75%.
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
The ABL Facility contains customary loan terms, interest rates, representations and warranties and affirmative and negative covenants, in each case, subject to customary limitations, exceptions, and exclusions. Covenants under the ABL Facility limit or restrict the Company and its subsidiaries' ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments (including dividends), merge or consolidate, and enter into certain speculative hedging arrangements. The ABL Facility requires the Company and the Guarantors, on a consolidated basis, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if availability under the ABL Facility is less than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base. As of December 31, 2024, availability under the ABL Facility was $56.0 million. For the years ended December 31, 2024 and December 31, 2023, the Company was compliant with all such financial covenants.
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

8.    OTHER LONG-TERM LIABILITIES
The Company's other long-term liabilities were as follows:

	December 31,
(in millions)	2024	2023
Contingent consideration	$—	$2.3
Escrow liability	—	7.5
Legal settlements	—	24.0
Other	2.2	7.5
Total other long-term liabilities	$2.2	$41.3
On October 23, 2023 (the "Effective Date"), the Company and Ravgen, Inc. ("Ravgen") entered into a settlement agreement pursuant to which the parties agreed to settle a pending lawsuit. Pursuant to the terms of the settlement agreement, the Company agreed to pay Ravgen a minimum of $12.8 million in three installment payments of $5 million, $5 million, and $2.8 million on or before October 31, 2023, October 31, 2024, and October 31, 2025, respectively. The Company also agreed to pay Ravgen $21.3 million in five annual installments beginning no earlier than January 1, 2026 if Ravgen successfully concluded in its favor all of Ravgen's litigations and patent reexaminations pending as of the Effective Date. As of the Effective Date, the Company determined that the payment of $21.3 million was probable and estimable. In the year ended December 31, 2024, based on updated information, the Company determined that the payment is no longer probable and reversed the accrual on the Consolidated Statements of Operations.
9.    PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at December 31, 2024 and December 31, 2023.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share.
In November 2023, the Company completed an underwritten public offering in which it sold 7.4 million shares of its common stock at a price of $17.00 per share, for gross proceeds of $126.5 million and net proceeds of $117.6 million.
There were 91.3 million and 89.9 million shares of common stock issued and outstanding at December 31, 2024 and 2023, respectively.
Shares of common stock issued and outstanding

	Years Ended December 31,
(in millions)	2024	2023	2022
Beginning common stock issued and outstanding	89.9	81.2	80.0
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plans	1.4	1.3	1.2
Common stock issued for public offering	—	7.4	—
Common stock issued and outstanding at end of period	91.3	89.9	81.2

10.    STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors, to make grants of restricted and unrestricted stock and stock unit awards to employees, consultants and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 1, 2023, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 4.8 million shares. As of December 31, 2024, the Company had 2.2 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or the CHCC on an award-by-award basis. RSUs granted to employees generally vest either ratably over three or four years or as cliff vesting after three years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of PSUs awarded to certain employees may be increased or reduced based on certain additional performance and market metrics. RSUs granted to non-employee directors generally vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant. Options granted to the Company's President and Chief Executive Officer as an inducement to his employment expire on August 13, 2027.
The performance and market conditions associated with PSU awards granted during the year ended December 31, 2024 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2024 through December 31, 2026, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2026 results. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represent market conditions and, accordingly, the estimated fair value of such awards is recognized over the performance period.
Stock Options
A summary of the stock option activity under the Company's inducement awards for the twelve months ended December 31, 2024 is as follows:

(number of shares in millions)	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Options outstanding at December 31, 2023	0.7	$13.38
Options outstanding at December 31, 2024	0.7	13.38	2.62
Options exercisable at December 31, 2024	0.5	13.38	2.62
Options vested and expected to vest	0.2	$13.38	2.62
There were no options granted during the years ended December 31, 2024, 2023, and 2022.

Restricted Stock Units
A summary of the RSU awards activity under the Company's equity plans and inducement awards, including PSU awards, for the year ended December 31, 2024 is as follows:

(number of shares in millions)	Number of shares	Weighted average grant date fair value
RSUs unvested and outstanding at December 31, 2023	4.4	$24.37
RSUs granted	2.7	$22.09
Less:
RSUs vested	(1.6)	$22.98
RSUs canceled	(0.2)	$23.58
RSUs unvested and outstanding at December 31, 2024	5.3	$23.66
The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2024, 2023, and 2022, was $22.09, $23.02, and $25.78, respectively.
The fair value of RSUs that vested during the years ended December 31, 2024, 2023, and 2022, was $37.9 million, $30.5 million, and $31.0 million, respectively.
Stock-based compensation expense recognized and included in the Consolidated Statements of Operations was allocated as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Cost of revenue	$1.6	$1.4	$1.7
Research and development expense	8.8	4.0	5.2
Sales and marketing expense	9.0	7.2	6.2
General and administrative expense	30.4	28.1	25.0
Total stock-based compensation expense	$49.8	$40.7	$38.1
As of December 31, 2024, there was $70.9 million of total unrecognized stock-based compensation expense that will be recognized over a weighted-average period of 2.0 years. The Company recognizes forfeitures as they occur.
The aggregate intrinsic value of options outstanding, aggregate intrinsic value of options that are fully vested and aggregate intrinsic value of RSUs vested and expected to vest is as follows:

(in millions)	December 31, 2024
Aggregate intrinsic value of options outstanding	$0.2
Aggregate intrinsic value of options fully vested	0.2
Aggregate intrinsic value of RSUs outstanding	71.7

Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors of the Company on September 23, 2021 and the stockholders on June 2, 2022 (the “Amended and Restated 2012 Purchase Plan”), under which 4.0 million shares of common stock were authorized for issuance. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2024 started on December 1, 2023 and ended on May 31, 2024. The second offering period of 2024 began on June 1, 2024 and ended on November 30, 2024. As of December 31, 2024, 0.9 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the periods reported are as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Shares purchased under the plan	0.4	0.4	0.3
Plan compensation expense	$2.1	$2.2	$1.9
The fair value of shares issued under the Amended and Restated 2012 Purchase Plan that was in effect for each period reported was calculated using the Black‑Scholes option-pricing model using the weighted-average assumptions below. Each of these inputs is subjective and its determination generally requires significant judgment.

	Years Ended December 31,
	2024	2023	2022
Risk-free interest rate	5.3%	5.1%	1.4%
Expected dividend yield	—%	—%	—%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	50%	56%	53%
11.    INCOME TAXES
Income tax expense (benefit) consists of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
Current:
Federal	$3.4	$3.4	$(0.5)
State	1.5	1.8	1.9
Foreign	1.2	0.2	0.5
Total current	6.1	5.4	1.9
Deferred:
Federal	(15.5)	(51.8)	(25.8)
State	(5.5)	(5.2)	(4.8)
Foreign	3.1	0.1	(2.9)
Change in valuation allowance	15.6	52.6	3.0
Total deferred	(2.3)	(4.3)	(30.5)
Total income tax expense (benefit)	$3.8	$1.1	$(28.6)
Loss before income taxes consists of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
United States	$(125.4)	$(263.2)	$(141.3)
Foreign	1.9	1.0	0.7
Total	$(123.5)	$(262.2)	$(140.6)

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
(in millions)	2024		2023		2022
Federal income tax benefit at the statutory rate	$(25.9)	21.0%	$(54.9)	21.0%	$(29.5)	21.0%
State income taxes, net of federal benefit	(2.4)	1.9%	(4.1)	1.6%	(3.3)	2.3%
Research and development credits	(0.4)	0.3%	(1.6)	0.6%	(3.5)	2.5%
Uncertain tax positions	2.8	(2.3)%	3.7	(1.4)%	0.6	(0.4)%
Stock-based incentive awards	0.8	(0.6)%	1.2	(0.5)%	2.5	(1.8)%
Foreign rate differential	3.3	(2.7)%	(0.4)	0.2%	—	—%
Change in valuation allowance	15.7	(12.7)%	52.6	(20.1)%	2.6	(1.8)%
Non-deductible officer compensation	3.9	(3.2)%	3.0	(1.1)%	3.5	(2.5)%
Acquisitions and dispositions	5.1	(4.1)%	0.1	—%	(0.1)	0.1%
Other, net	0.9	(0.7)%	1.5	(0.7)%	(1.4)	0.9%
Total income tax expense (benefit)	$3.8	(3.1)%	$1.1	(0.4)%	$(28.6)	20.3%
The significant components of the Company’s deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$62.7	$77.1
Stock compensation expense	6.6	5.0
Research and development credits	20.6	20.8
Lease liability	24.4	28.0
Capitalized research and development costs	54.3	38.4
Accrued expenses and liabilities	16.5	22.5
Other, net	—	3.2
Total gross deferred tax assets	185.1	195.0
Less valuation allowance	(111.9)	(95.0)
Total deferred tax assets	73.2	100.0
Deferred tax liabilities:
Intangible assets	55.5	84.2
Lease right-of-use assets	13.3	15.5
Property, plant and equipment	3.2	1.9
Other, net	0.8	—
Total deferred tax liabilities	72.8	101.6
Net deferred tax asset (liability)	$0.4	$(1.6)
The Company incurred a loss in the current year and the two preceding years, resulting in a three-year cumulative loss. Pursuant to ASC 740, Income Taxes ("ASC 740"), a company that is in a cumulative loss position must consider the weight of this significant negative evidence together with the weight of other positive and negative evidence that is available to determine the realizability of deferred tax assets and that overcoming negative evidence such as cumulative losses in recent years is difficult. Due to significant negative evidence and the lack of sufficient positive evidence, the Company has applied a valuation allowance to the majority of its deferred tax assets, leaving a remaining deferred tax asset balance of $0.4 million. For those foreign entities for which an election has been made to be treated as disregarded for U.S. tax purposes, the appropriate U.S. jurisdiction deferred tax assets and liabilities have been recorded.

At December 31, 2024, the Company had the following net operating loss and research credit carryforwards (tax effected), with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated:

Carryforwards (in millions)	Amount	Subject to Sections 382, 383	Expires beginning in year	Through
Federal net operating loss	$32.2	Yes	2033	Indefinite
Federal capital loss	13.8	No	2026	2029
Utah net operating loss	0.9	No	Indefinite	Indefinite
California net operating loss	5.0	Yes	2029	2044
Other state net operating loss	6.3	Yes	Various	Various
Foreign net operating losses (various jurisdictions)	4.3	No	Various	Various
Federal research credit	10.5	Yes	2027	2044
Utah research credit	4.9	No	2024	2038
California research credit	5.2	No	Indefinite	Indefinite
The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria as set forth in ASC 740. As of December 31, 2024, the Company had net unrecognized tax benefits of $51.7 million. The Company’s gross unrecognized tax benefits as of the years ended December 31, 2024, 2023, and 2022, and the changes in those balances are as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Unrecognized tax benefits at the beginning of period	$48.1	$43.9	$32.1
Gross increases - current year tax positions	1.0	0.8	12.9
Gross increases - prior year tax positions	2.6	3.6	1.6
Gross decreases - prior year tax positions	—	(0.2)	(2.0)
Gross decreases - settlements	—	—	(0.7)
Unrecognized tax benefits at end of year	$51.7	$48.1	$43.9
Interest and penalties in year-end balance	$8.8	$6.4	$4.1
In 2022, the Company filed a U.S. federal tax return taking an uncertain tax position that was not recorded as a benefit or deferred tax asset in the financial statements but for which a $12.0 million unrecognized tax benefit has been included in the table above. The Company believes it is reasonably possible that a decrease of up to $48 million in unrecognized tax benefits may be necessary within the coming year. Interest and penalties related to uncertain tax positions are included as a component of Income tax expense (benefit) and all other interest and penalties are included as a component of Other income (expense) in the Consolidated Statements of Operations. For the years ended December 31, 2024 and December 31, 2023, $32.7 million and $30.2 million of the unrecognized tax benefits, if recognized, would affect the effective tax rate, respectively.
The Company files U.S. federal, foreign and state income tax returns in jurisdictions with various statutes of limitations. The Company is currently under audit by the state of California for years ended June 30, 2017 through June 30, 2018. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
12.    COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in various disputes, claims, and legal actions, including class actions and other litigation, including the matters described below, arising in the ordinary course of business. Such actions may include allegations of negligence, product or professional liability or other legal claims, and could involve claims for substantial compensatory and punitive damages or claims for indeterminate amounts of damages. The Company is also involved, from time to time, in investigations by governmental agencies regarding its business which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief.

In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of the government or private payors. The Company has received subpoenas from time to time related to billing or other practices based on the False Claims Act or other federal and state statutes, regulations, or other laws.
The Company intends to defend its current litigation matters but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition, results of operations or cash flows.
The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual and disclosure in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the proceedings may be in early stages, there may be uncertainty as to the outcome of pending appeals or motions, there may be significant factual issues to be resolved, and there may be complex or novel legal theories to be presented. In addition, damages may not be specified or the damage amounts claimed may be unsupported, exaggerated or unrelated to possible outcomes, and therefore, such amounts are not a reliable indicator of potential liability.
As of December 31, 2024, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
Qui Tam Lawsuit
In June 2023, the Company received a civil investigative demand pursuant to the False Claims Act from the United States Department of Justice concerning whether the Company offered or paid remuneration to physicians at Carolina Urology Partners, PLLC, in exchange for referrals. The Department of Justice subsequently requested additional documentation and information during its investigation. The Company cooperated with the Department of Justice investigation, providing the documents and information requested. On January 22, 2025, the U.S. District Court for the Western District of North Carolina unsealed a qui tam complaint, filed on November 3, 2022, against Carolina Urology Partners, PLLC, and certain of its current or former physician partners, and the Company and certain of its former employees, alleging violations of the False Claims Act. On January 21, 2025, after a multi-year investigation into the Company's alleged conduct, the United States declined to intervene. The Company was not aware of the complaint until after it was unsealed and the Company has not been served the complaint yet.
13.    LEASES
The Company leases certain office spaces, research and development laboratory facilities, and office equipment with remaining lease terms ranging from approximately one to 14 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options, which allows the Company to, at its election, renew or extend the lease for a fixed period of time. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases when the Company did not consider it reasonably certain it would exercise the options.
The Company has continued to execute on its multi-year strategy to reset its real estate footprint. During the year ended December 31, 2024, the Company took full possession of the remaining phases of its west Salt Lake City, Utah facility. The Company has completed the transition of its corporate support operations and certain laboratory operations from its legacy facilities in Salt Lake City to its new facility in west Salt Lake City. The Company plans to complete the transition of its remaining laboratory facilities to its next generation laboratory facilities in early 2025. Additionally, during 2024, the Company amended the lease for its west Salt Lake City facility to include approximately 63,000 additional square feet of laboratory space in anticipation of future operating needs. The lease has a term of 12 years and ends coterminous with the rest of the lease. The amendment is expected to commence in fiscal year 2026 with future rent payments totaling $18.2 million. During the year ended December 31, 2023, the Company assigned the lease for its previous corporate headquarters to a third party.

As a result, the operating ROU asset and operating lease liability associated with the lease was removed from the Company's Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company has accrued $3.8 million for the remaining future payments under the lease assignment agreement, which was included in Accrued liabilities in the Consolidated Balance Sheets.
Also during the year ended December 31, 2023, the Company modified the remaining lease term of certain other Salt Lake City, Utah facilities reducing the associated ROU asset and lease liability by $6.4 million.
The Company performed evaluations of its contracts and determined the majority of its identified leases are operating leases. For the year ended December 31, 2024, the Company incurred $21.0 million in operating lease costs which are included in Operating expenses in the Consolidated Statements of Operations in relation to these operating leases. Of such lease costs, $5.0 million was variable lease expense, which was not included in the measurement of the Company's operating ROU assets and lease liabilities. The variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components. For the year ended December 31, 2023, the Company incurred $25.9 million in lease costs which are included in Operating expenses in the Consolidated Statements of Operations in relation to these operating leases. Of such lease costs, $3.5 million was variable lease expense, which was not included in the measurement of the Company's operating ROU assets and lease liabilities. The Company's finance leases are immaterial.
As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Year Ended (in millions):
2025	$18.9
2026	12.3
2027	12.3
2028	12.4
2029	12.1
Thereafter	73.7
Total future lease payments	141.7
Less: amounts representing interest	41.0
Present value of future lease payments	100.7
Less: current maturities of operating lease liabilities	(12.8)
Noncurrent operating lease liabilities	$87.9
As of December 31, 2024, the weighted average remaining lease term is 9.3 years and the weighted average discount rate used to determine the operating lease liability was 6.5%.
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
14.    EMPLOYEE DEFERRED SAVINGS PLAN
The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are covered by the plan. The Company makes matching contributions of 50.0% of each employee’s contribution with the employer’s contribution not to exceed 4.0% of the employee’s compensation.
The Company’s recorded contributions to the plan are as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Deferred savings plan contributions	$10.3	$10.0	$9.0

15.    SEGMENT AND RELATED INFORMATION
The Company’s business is aligned with how the CODM reviews performance and makes decisions in managing the Company. The Company has identified the President and Chief Executive Officer as the CODM. The CODM regularly reviews consolidated financial information for the purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Accordingly, the Company has determined that it operates as a single operating segment.
The Company has identified consolidated net income (loss) as the measure of segment profitability. The significant expenses and other segment expenses presented to the CODM are at the same level as presented in Consolidated Statement Operations in these financial statements.
The Company's long-lived assets by geographical region are as follows:

	December 31,
(in millions)	2024	2023
Long-lived assets:
United States	$728.1	$794.6
Rest of world	1.4	38.3
Total	$729.5	$832.9
16.    BUSINESS ACQUISITION
On February 1, 2024, the Company acquired from Intermountain Health select assets for an immaterial amount from its Intermountain Precision Genomics ("IPG") laboratory business, including the Precise Tumor Test, the Precise Liquid Test, and IPG's CLIA-certified laboratory in St. George, Utah (the "Precise acquisition"). In connection with the Precise acquisition, the Company recognized a gain of $2.2 million, which is included in Other income in the Consolidated Statements of Operations.
17.    DIVESTITURE
On August 1, 2024, the Company completed the sale of its EndoPredict business to Eurobio Scientific ("Eurobio") for net cash consideration of $10.0 million, subject to customary closing adjustments. The transaction was accounted for as a sale of business. The Company recognized a total net loss, including transaction expenses, of $12.4 million during the twelve months ended December 31, 2024 in connection with this sale. The loss is included in Goodwill and long-lived asset impairment charges on the Consolidated Statements of Operations. The recognized loss included the release of $4.4 million of foreign currency translation adjustments previously included in Accumulated other comprehensive income (loss). As part of the transaction, the Company licensed the rights from Eurobio to continue to sell EndoPredict as a laboratory developed test outside of the European Union and licensed to Eurobio the right to sell Prolaris in vitro diagnostic kits outside the U.S.
18.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the respective periods are as follows:

	December 31,
(in millions)	2024	2023	2022
Cash paid for income taxes	$2.7	$1.9	$1.8
Cash paid for interest	1.9	1.4	—
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$3.1	$(31.0)	$46.9
Operating lease liabilities	(3.1)	36.7	(46.9)
Tenant improvement allowance not yet received	—	—	22.9
Purchases of property, plant and equipment and capitalization of internal-use software in accounts payable and accrued liabilities	6.4	6.9	10.0

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.    CONTROLS AND PROCEDURES
1.    Disclosure Controls and Procedures
We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.
As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We have evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this assessment, management concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.
3.     Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.    Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Myriad Genetics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myriad Genetics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Salt Lake City, Utah
February 28, 2025

Item 9B.    OTHER INFORMATION
(b)
Rule 10b5-1 Trading Plans
On December 12, 2024, Dale Muzzey, the Company's Chief Scientific Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 22,906 shares of common stock. The plan expires on the earlier of (i) the date all of the shares under the plan have been sold and (ii) December 31, 2025.
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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Corporate Code of Conduct” and “Insider Trading Policies” in our Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 5, 2025.
Item 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Pay Versus Performance,” “Management and Corporate Governance – Committees of the Board of Directors and Meetings – Compensation and Human Capital Committee Interlocks and Insider Participation,” “Compensation and Human Capital Committee Report” and “Management and Corporate Governance – Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 5, 2025.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis - Equity Compensation Plan Information” in our Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 5, 2025.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 5, 2025.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2025 Annual Meeting of the Stockholders expected to be held on June 5, 2025.

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
3.    Exhibits

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1		Restated Certificate of Incorporation, as amended		10-Q (Exhibit 3.1)	8/4/2023	000-26642
3.2		Restated By-Laws		8-K (Exhibit 3.1)	10/15/2020	000-26642
4.1		Specimen Common Stock Certificate		10-K (Exhibit 4.1)	8/15/2011	000-26642
4.2		Description of Securities		10-KT (Exhibit 4.2)	3/16/2021	000-26642

Lease Agreements

10.1	.1	Lease Agreement, dated October 12, 1995, between the Registrant and Boyer Research Park Associates V, by its general partner, the Boyer Company		10-Q (Exhibit 10.2)	11/8/1996	000-26642
	.2	Amendment to Phase I Lease Agreement, dated February 3, 2016, between the Registrant and HCPI/UTAH II, LLC		10-Q (Exhibit 10.1)	5/4/2016	000-26642
	.3	Lease Termination Agreement, dated December 18, 2023, between the Registrant and HCPI/Utah II, LLC		10-K (Exhibit 10.1.3)	2/28/2024	000-26642
10.2	.1	Lease Agreement-Research Park Building Phase II, dated March 6, 1998, between the Registrant and Research Park Associated VI, by its general partner, the Boyer Company, L.C.		10-K (Exhibit 10.44)	9/24/1998	000-26642
	.2	Amendment to Phase II Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC		10-Q (Exhibit 10.2)	5/4/2016	000-26642
	.3	Lease Termination Agreement, dated December 18, 2023, between Myriad Genetics, Inc. and HCPI/Utah II, LLC		10-K (Exhibit 10.2.3)	2/28/2024	000-26642
10.3	.1	Lease Agreement, dated March 31, 2001, between the Registrant and Boyer Research Park Associates VI, by its general partner, The Boyer Company, L.C.		10-Q (Exhibit 10.1)	5/15/2001	000-26642
	.2	Amendment to Phase III Lease Agreement, dated February 3, 2016, between Myriad Genetics, Inc. and HCPI/UTAH II, LLC		10-Q (Exhibit 10.3)	5/4/2016	000-26642

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
	.3	Lease Termination Agreement, dated December 18, 2023, between Myriad Genetics, Inc. and HCPI/Utah II, LLC		10-K (Exhibit 10.3.3)	2/28/2024	000-26642
10.4	.1	Lease Agreement, dated February 9, 2022, between Myriad Genetics, Inc. and Bay Bridge/Corporate, LLC		10-K (Exhibit 10.4)	2/28/2024	000-26642
	.2	Amendment to Building D Lease Agreement, dated April 10, 2024, between Myriad Genetics, Inc. and ATP SLC D, LLC	X
10.5		Lease, effective December 7, 2021, between Myriad Women's Health, Inc. and Bayside Area Development, LLC		10-K (Exhibit 10.5)	2/28/2024	000-26642
10.6	.1	Lease Agreement, dated December 1, 2012, by and between Assurex Health, Inc. and the City of Mason, Ohio	X
	.2	Fifth Addendum to Lease Agreement, dated February 20, 2025, between Assurex Health, Inc. and the City of Mason, Ohio	X

Agreements with Executive Officers and Directors

10.7		Non-Employee Director Compensation Policy (effective June 2023)+		10-Q (Exhibit 10.4)	8/4/2023	000-26642
10.8		Form of Director and Executive Officer Indemnification Agreement+		10-K (Exhibit 10.34)	8/25/2009	000-26642
10.9		Form of Severance and Change in Control Agreement+		8-K (Exhibit 10.1)	10/15/2020	000-26642
10.10		Executive Employment Agreement between the Registrant and Paul J. Diaz dated July 24, 2020+		10-Q (Exhibit 10.1)	11/9/2020	000-26642
10.11		Performance-Based Restricted Stock Unit Agreement between Registrant and Paul J. Diaz dated October 8, 2020+		10-Q (Exhibit 10.2)	11/9/2020	000-26642
10.12		Restricted Stock Unit Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.3)	11/9/2020	000-26642
10.13		Performance-Based Non-Qualified Stock Option Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.4)	11/9/2020	000-26642
10.14		Non-Qualified Stock Option Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.5)	11/9/2020	000-26642
10.15		Form of Separation and Release Agreement between the Registrant and Paul J. Diaz+		10-Q (Exhibit 10.6)	11/9/2020	000-26642
10.16		Executive Employment Agreement, dated October 17, 2023, between Myriad Genetics, Inc. and Samraat S. Raha+		10-Q (Exhibit 10.2)	11/7/2023	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.17	Chief Operating Officer Severance and Change of Control Agreement, dated December 11, 2023, by and between Myriad Genetics, Inc. and Samraat S. Raha+		10-K (Exhibit 10.16)	2/28/2024	000-26642
10.18	Executive Employment Agreement, dated December 15, 2023, between Myriad Genetics, Inc. and Scott Leffler+		10-K (Exhibit 10.17)	2/28/2024	000-26642
10.19	Amended and Restated Employment Agreement, dated February 24, 2025, between Myriad Genetics, Inc. and Samraat S. Raha+		8-K (Exhibit 10.1)	2/24/2025	000-26642
10.20	Chief Executive Officer Severance and Change of Control Agreement, dated February 24, 2025, by and between Myriad Genetics, Inc. and Samraat S. Raha+		8-K (Exhibit 10.2)	2/24/2025	000-26642
10.21	Employment Agreement, dated February 24, 2025, by and between the Company and Mark S. Verratti+		8-K (Exhibit 10.3)	2/24/2025	000-26642
10.22	Severance and Change of Control Agreement, dated February 24, 2025, by and between the Company and Mark S. Verratti+		8-K (Exhibit 10.4)	2/24/2025	000-26642
10.23	Consulting Agreement, dated February 24, 2025, by and between the Company and Paul J. Diaz		8-K (Exhibit 10.5)	2/24/2025	000-26642

Equity Compensation Plans

10.24	2017 Employee, Director and Consultant Equity Incentive Plan, as amended (June 1, 2023)+		8-K (Exhibit 10.1)	6/2/2023	000-26642
10.25	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan+		10-K (Exhibit 10.11)	8/13/2020	000-26642
10.26	Amended and Restated 2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.1)	6/2/2022	000-26642
10.27	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (Employee)+		10-Q (Exhibit 10.1)	5/4/2023	000-26642

Credit Agreement

10.28
Credit Agreement dated June 30, 2023, among Myriad Genetics, Inc., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent and issuing bank
			8-K (Exhibit 10.1)	7/6/2023	000-26642
10.29	Pledge and Security Agreement dated June 30, 2023, among Myriad Genetics, Inc., each of the other Guarantors and JPMorgan Chase Bank, N.A., as administrative agent for the secured parties		8-K (Exhibit 10.2)	7/6/2023	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.30
First Amendment to Credit Agreement and Pledge and Security Agreement, dated as of October 31, 2023, among Myriad Genetics, Inc., the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
			8-K (Exhibit 10.1)	10/31/2023	000-26642

Other Exhibits

19	Insider Trading Policy	X

21.1	List of Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Clawback Policy		10-K (Exhibit 97.1)	2/28/2024	000-26642

101
The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. Inline XBRL Instance Document – Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
(+)    Management contract or compensatory plan arrangement.
Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2025.

MYRIAD GENETICS, INC.

By:	/s/ Paul J. Diaz
Paul J. Diaz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ Paul J. Diaz		February 28, 2025
Paul J. Diaz
Chief Financial Officer (Principal Financial Officer)
By:	/s/ Scott J. Leffler		February 28, 2025
Scott J. Leffler
Chief Accounting Officer (Principal Accounting Officer)
By:	/s/ Natalie Munk		February 28, 2025
Natalie Munk

By:	/s/ S. Louise Phanstiel	Chair of the Board	February 28, 2025
S. Louise Phanstiel

By:	/s/ Paul Bisaro	Director	February 28, 2025
Paul Bisaro

By:	/s/ Heiner Dreismann	Director	February 28, 2025
Heiner Dreismann, Ph.D.

By:	/s/ Rashmi Kumar	Director	February 28, 2025
Rashmi Kumar

By:	/s/ Lee N. Newcomer	Director	February 28, 2025
Lee N. Newcomer, M.D.

By:	/s/ Colleen F. Reitan	Director	February 28, 2025
Colleen F. Reitan

By:	/s/ Daniel M. Skovronsky	Director	February 28, 2025
Daniel M. Skovronsky, M.D., Ph.D.

By:	/s/ Mark S. Davis	Director	February 28, 2025
Mark S. Davis