Form 10-Q
period 2025-03-31
MYRIAD GENETICS INC
filed 2025-05-07
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2025, the registrant had 92,177,383 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

PART I - Financial Information
Item 1.    Financial Statements.
MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$91.8	$102.4
Trade accounts receivable	120.4	121.2
Inventory	28.3	27.5
Prepaid taxes	14.3	16.4
Prepaid expenses and other current assets	32.4	30.5
Total current assets	287.2	298.0
Operating lease right-of-use assets	53.4	55.0
Property, plant, and equipment, net	114.0	117.4
Intangibles, net	257.5	262.4
Goodwill	286.3	286.3
Other assets	7.7	8.5
Total assets	$1,006.1	$1,027.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28.1	$32.3
Accrued liabilities	112.1	119.0
Current maturities of operating lease liabilities	10.9	12.8
Total current liabilities	151.1	164.1
Unrecognized tax benefits	1.4	32.7
Long-term debt	59.3	39.6
Noncurrent operating lease liabilities	87.4	87.9
Other long-term liabilities	2.0	2.2
Total liabilities	301.2	326.5
Commitments and contingencies
Stockholders’ equity:
Common stock, 92.2 and 91.3 shares outstanding at March 31, 2025 and December 31, 2024, respectively	0.9	0.9
Additional paid-in capital	1,461.5	1,457.8
Accumulated other comprehensive loss	(0.6)	(0.8)
Accumulated deficit	(756.9)	(756.8)
Total stockholders' equity	704.9	701.1
Total liabilities and stockholders’ equity	$1,006.1	$1,027.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2025	2024
Revenue	$195.9	$202.2
Cost of revenue	61.7	64.6
Gross profit	134.2	137.6

Costs and expenses:
Research and development expense	27.5	24.9
Sales and marketing expense	69.2	69.4
General and administrative expense	66.5	71.2
Total operating expenses	163.2	165.5
Operating loss	(29.0)	(27.9)
Other income (expense):
Interest income	0.3	0.6
Interest expense	(0.8)	(0.5)
Other	0.1	1.9
Total other income (expense), net	(0.4)	2.0
Loss before income tax	(29.4)	(25.9)
Income tax (benefit) expense	(29.3)	0.1
Net loss	$(0.1)	$(26.0)
Net loss per share:
Basic and Diluted	$—	$(0.29)
Weighted average shares outstanding:
Basic and Diluted	91.4	89.9
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended March 31,
	2025	2024
Net loss	$(0.1)	$(26.0)
Change in unrealized loss on available-for-sale debt securities, net of tax	—	0.1
Change in foreign currency translation adjustment, net of tax	0.2	(1.3)
Reclassification of cumulative translation adjustment to income upon sale or liquidation of certain foreign entities, net of tax	—	0.7
Comprehensive income (loss)	$0.1	$(26.5)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2023	$0.9	$1,415.5	$(3.7)	$(629.5)	$783.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(8.7)	—	—	(8.7)
Stock-based compensation expense	—	12.0	—	—	12.0
Net loss	—	—	—	(26.0)	(26.0)
Other comprehensive loss, net of tax	—	—	(0.5)	—	(0.5)
BALANCES AT MARCH 31, 2024	$0.9	$1,418.8	$(4.2)	$(655.5)	$760.0

BALANCES AT DECEMBER 31, 2024	$0.9	$1,457.8	$(0.8)	$(756.8)	$701.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(5.8)	—	—	(5.8)
Stock-based compensation expense	—	9.5	—	—	9.5
Net loss	—	—	—	(0.1)	(0.1)
Other comprehensive income, net of tax	—	—	0.2	—	0.2
BALANCES AT MARCH 31, 2025	$0.9	$1,461.5	$(0.6)	$(756.9)	$704.9
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(0.1)	$(26.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14.4	15.7
Non-cash lease expense	2.8	2.3
Stock-based compensation expense	9.5	12.0
Unrecognized tax benefits	(31.3)	0.6
Gain on termination of lease	—	(3.1)
Gain on acquisition	—	(2.2)
Other non-cash adjustments	0.5	2.7
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2.2)	(5.2)
Trade accounts receivable	0.8	(3.9)
Inventory	(0.9)	(1.8)
Prepaid taxes	2.1	(1.4)
Other assets	0.5	0.2
Accounts payable	—	6.1
Accrued liabilities	(12.4)	(14.6)
Net cash used in operating activities	(16.3)	(18.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5.3)	(6.7)
Capitalization of intangible assets	(3.0)	(1.9)
Proceeds from maturities and sales of marketable investment securities	—	1.5
Net cash used in investing activities	(8.3)	(7.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of tax withheld for common stock issued under stock-based compensation plans	(5.8)	(8.7)
Proceeds from revolving credit facility	40.0	60.0
Repayment of revolving credit facility	(20.5)	(60.0)
Payment on finance leases	(0.1)	(0.1)
Net cash provided by (used in) financing activities	13.6	(8.8)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.1	(0.8)
Net decrease in cash, cash equivalents, and restricted cash	(10.9)	(35.3)
Cash, cash equivalents, and restricted cash at beginning of the period	111.9	140.9
Cash, cash equivalents, and restricted cash at end of the period	$101.0	$105.6
See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Myriad Genetics, Inc. (together with its subsidiaries, the “Company” or “Myriad”) is a leading molecular diagnostic testing and precision medicine company dedicated to advancing health and well-being for all. Myriad develops and offers molecular tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where molecular insights can significantly improve patient care and lower health care costs. Myriad provides insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. The Company’s principal executive office is located in Salt Lake City, Utah.
The accompanying Condensed Consolidated Financial Statements for the Company have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”).
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.
The Company has historically experienced seasonality in its business. The quarters ending March 31 and September 30 are typically weaker due to the annual reset of patient deductibles in the beginning of each calendar year and vacation schedules in the summer. The quarter ending December 31 is typically stronger due to increased demand as patients meet their deductibles throughout the year. Additionally, operating results for the three months ended March 31, 2025 may not necessarily be indicative of results to be expected for any other quarterly period or for the full year.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information on the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications have no impact on the Company's total assets, total liabilities, stockholders' equity, net loss, or cash flows from operations.
2.REVENUE
The Company primarily generates revenue by performing molecular diagnostic testing. Revenue is recorded at the estimated transaction price. Control is transferred, and revenue is recognized, once test results are released to the healthcare provider and/or patient.

The following table presents detail regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three months ended March 31,
	2025			2024
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Hereditary Cancer	$75.4	$10.9	$86.3	$76.3	$11.8	$88.1
Tumor Profiling	26.0	3.3	29.3	23.9	7.0	30.9
Prenatal	49.2	0.1	49.3	44.1	0.2	44.3
Pharmacogenomics	31.0	—	31.0	38.9	—	38.9
Total revenue	$181.6	$14.3	$195.9	$183.2	$19.0	$202.2
In determining the transaction price, the Company includes an estimate of the expected amount of consideration to be received. The estimate of revenue is affected by, among other factors, assumptions for changes in payor mix, payor collections, current customer contractual requirements, experience with collections from third-party payors, and changes in medical policies. When assessing the total consideration for insurance carriers and patients, revenue is further constrained for estimated refunds. The Company reserves certain amounts in Accrued liabilities in the Condensed Consolidated Balance Sheets in anticipation of requests for refunds of payments made previously by insurance carriers, which are accounted for as reductions in revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Cash collections for certain tests delivered may differ from rates estimated due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing bills or denying payment for tests that the Company has performed, among other reasons. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the three months ended March 31, 2025, the impact of the amounts to be recognized for tests in which the performance obligation was met in a prior period was not material to the Condensed Consolidated Statements of Operations. During the quarter ended March 31, 2024, the Company recognized $7.0 million in revenue for tests in which the performance obligation was met in a prior period, including $3.0 million in revenue due to a retroactive coverage change by a payor for one of its prenatal products.
3.FAIR VALUE MEASUREMENTS
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
Level 3—unobservable inputs.
The fair value of the Company’s long-term debt, which it considers a Level 2 measurement, is estimated using a discounted cash flow analysis based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements. The fair value of the Company’s long-term debt is estimated to be $59.7 million at March 31, 2025.

4.PROPERTY, PLANT, AND EQUIPMENT, NET
The property, plant, and equipment at March 31, 2025 and December 31, 2024 were as follows:

(in millions)	March 31, 2025	December 31, 2024
Leasehold improvements	$78.8	$78.5
Equipment	118.7	148.5
Property, plant, and equipment, gross	197.5	227.0
Less accumulated depreciation	(83.5)	(109.6)
Property, plant, and equipment, net	$114.0	$117.4
The Company recorded depreciation during the respective periods as follows:

	Three months ended March 31,
(in millions)	2025	2024
Depreciation expense	$5.1	$4.9
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2025, there were no changes in the carrying amount of goodwill and no impairment losses were recognized during the period.
Intangible Assets
The following tables summarize the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At March 31, 2025
Developed technologies	$559.4	$(335.5)	$223.9
Internal-use software	2.8	(0.9)	1.9
Customer relationships	1.6	(0.4)	1.2
Trademarks	6.1	(1.5)	4.6
Licensed technologies	2.8	(0.1)	2.7
Internal-use software (in-process)	23.2	—	23.2
Total intangible assets	$595.9	$(338.4)	$257.5

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2024
Developed technologies	$560.1	$(326.5)	$233.6
Internal-use software	1.8	(0.7)	$1.1
Customer relationships	1.6	(0.3)	1.3
Trademarks	6.1	(1.3)	4.8
Internal-use software (in-process)	21.6	—	$21.6
Total intangible assets	$591.2	$(328.8)	$262.4

The Company recorded amortization expense during the respective periods for these intangible assets as follows:

	Three months ended March 31,
(in millions)	2025	2024
Amortization of intangible assets	$9.4	$10.8
6.ACCRUED LIABILITIES
The Company's accrued liabilities at March 31, 2025 and December 31, 2024 were as follows:

(in millions)	March 31, 2025	December 31, 2024
Employee compensation and benefits	$43.0	$57.4
Accrued taxes payable	9.0	5.1
Refunds payable and reserves	18.9	19.9
Accrued royalties	6.0	6.5
Escrow Liability	7.5	7.5
Other accrued liabilities	27.7	22.6
Total accrued liabilities	$112.1	$119.0
7.LONG-TERM DEBT
On June 30, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million, with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, the other lender parties thereto, and certain of the Company's domestic subsidiaries (the "Guarantors"). On October 31, 2023, the Company entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility, which was effected through a new commitment provided by a new lender, Goldman Sachs Bank USA. The ABL Facility matures on June 30, 2026. The obligations of the Company are guaranteed by the Guarantors and the ABL Facility is secured by substantially all of the assets of the Company and the Guarantors. The Company had long-term debt of $59.3 million and $39.6 million under the ABL Facility at March 31, 2025 and December 31, 2024, respectively, net of $0.7 million and $0.9 million of debt issuance costs, respectively. Proceeds from the ABL Facility were or will be used for the working capital needs and general corporate purposes of the Company.
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
Loans outstanding under the ABL Facility will bear interest at a rate per annum equal to, at the option of the Company, either (a) the greatest of (i) the daily Prime Rate, (ii) the daily NYFRB Rate plus 0.5%, and (iii) the monthly Adjusted Term SOFR Rate (as defined below) plus 1.0% (the “ABR”) plus an applicable margin ranging from 1.0% to 1.5% depending on the aggregate average unused availability under the ABL Facility during the prior quarter or (b) term Secured Overnight Financing Rate ("SOFR") for a tenor of one, three or six months (at the Company’s election) plus 0.1% (the “Adjusted Term SOFR Rate”) plus an applicable margin ranging from 2.0% to 2.5% depending on the average unused availability under the ABL Facility during the prior quarter, with an ABR floor of 1.0% and an Adjusted Term SOFR Rate floor of 0.0%. Under the ABL Facility, the undrawn fee ranges from 37.5 to 50 basis points based on the daily amount of the available revolving commitment. The weighted average interest rate for borrowings under the ABL Facility as of March 31, 2025 was 7.4%. The interest rate for borrowings under the ABL Facility as of December 31, 2024 was 7.8%.

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
The ABL Facility contains customary loan terms, interest rates, representations and warranties and affirmative and negative covenants, in each case, subject to customary limitations, exceptions, and exclusions. Covenants under the ABL Facility limit or restrict the Company's ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments (including dividends), merge or consolidate, and enter into certain speculative hedging arrangements. The ABL Facility requires the Company and the Guarantors, on a consolidated basis, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if availability under the ABL Facility is less than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base. As of March 31, 2025, availability under the ABL Facility was $41.9 million. For the three months ended March 31, 2025, the Company was compliant with all such financial covenants.
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
8.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at March 31, 2025.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 92.2 million shares of common stock issued and outstanding at March 31, 2025.
Shares of common stock issued and outstanding

	Three months ended March 31,
(in millions)	2025	2024
Beginning common stock issued and outstanding	91.3	89.9
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	0.9	0.6
Common stock issued and outstanding at end of period	92.2	90.5
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended March 31,
(in millions)	2025	2024
Denominator:
Weighted-average shares outstanding used to compute basic EPS	91.4	89.9
Effect of dilutive shares	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	91.4	89.9

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended March 31,
(in millions)	2025	2024
Anti-dilutive options and RSUs excluded from EPS computation	5.8	6.3
9.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors of the Company, to make grants of restricted and unrestricted stock and stock unit awards to employees, consultants and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 1, 2023, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 4.8 million shares. As of March 31, 2025, the Company had 0.9 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
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
Stock Options
A summary of the stock option activity for the three months ended March 31, 2025 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2024	0.7	$13.38
Options outstanding at March 31, 2025	0.7	$13.38
Options exercisable at March 31, 2025	0.5	$13.38
As of March 31, 2025, there was no unrecognized stock-based compensation expense. There were no options granted during the three months ended March 31, 2025.

Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plan and inducement awards, including PSU awards, for the three months ended March 31, 2025 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2024	5.3	$23.66
RSUs granted	1.6	$9.72
Less:
RSUs vested	(1.5)	$25.46
RSUs canceled	(0.3)	$22.80
RSUs unvested and outstanding at March 31, 2025	5.1	$16.80
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors on September 23, 2021 and the stockholders of the Company on June 2, 2022 (the "Amended and Restated 2012 Purchase Plan"), under which 4.0 million shares of common stock were authorized for issuance. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2025 started on December 1, 2024 and will end on May 31, 2025. The second offering period of 2025 will begin on June 1, 2025 and will end on November 30, 2025. As of March 31, 2025, 0.9 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
(in millions)	2025	2024
Shares purchased under the plan	—	—
Plan compensation expense	$0.5	$0.5
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was allocated as follows:

	Three months ended March 31,
(in millions)	2025	2024
Cost of revenue	$0.3	$0.3
Research and development expense	2.1	1.2
Sales and marketing expense	1.5	1.9
General and administrative expense	5.6	8.6
Total stock-based compensation expense	$9.5	$12.0
As of March 31, 2025, there was $64.0 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.

10.INCOME TAXES
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
For the three months ended March 31, 2025, there was $29.3 million in income tax benefit, or approximately 99.7% of pre-tax loss, compared to $0.1 million income tax expense, or approximately (0.4)% of pre-tax loss, for the three months ended March 31, 2024. For the three months ended March 31, 2025, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the release of unrecognized tax benefits and the recognition of valuation allowances. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act (referred to as the CARES Act) that allowed the carryback of losses related to tax years ended June 30, 2017 through June 30, 2020. During the three months ended March 31, 2025, the Company was notified by the Joint Committee on Taxation that it had concluded its review of these tax refund claims. The Company remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million. For the three months ended March 31, 2024, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets.
11.LEASES
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
During 2024, the Company amended the lease for its west Salt Lake City facility to include approximately 63,000 square feet of additional laboratory space in anticipation of future operating needs. The lease has a term of 12 years and ends coterminous with the rest of the lease. The amendment is expected to commence in fiscal year 2026 with future rent payments totaling $18.2 million.
12.COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2025, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with Accounting Standards Codification 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
Qui Tam Lawsuit
In June 2023, the Company received a civil investigative demand pursuant to the False Claims Act from the United States Department of Justice concerning whether the Company offered or paid remuneration to physicians at Carolina Urology Partners, PLLC, in exchange for referrals. The Department of Justice subsequently requested additional documentation and information during its investigation. The Company cooperated with the Department of Justice investigation, providing the documents and information requested. On January 22, 2025, the U.S. District Court for the Western District of North Carolina unsealed a qui tam complaint, filed on November 3, 2022, against Carolina Urology Partners, PLLC, and certain of its current or former physician partners, and the Company and certain of its former employees, alleging violations of the False Claims Act. The government declined to intervene in the case. The Company was not aware of the complaint until after it was unsealed. On April 16, 2025, the Company was served with the complaint.
13.SEGMENT REPORTING AND RELATED INFORMATION
The Company has identified the President and Chief Executive Officer as the Chief Operating Decision Maker (the "CODM") . The CODM regularly reviews consolidated financial information for the purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Accordingly, the Company has determined that it operates as a single operating segment.
The Company has identified consolidated net income (loss) as the measure of segment profitability. The significant expenses and other segment expenses presented to the CODM are at the same level as presented in Consolidated Statement Operations in these financial statements.
14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Cash paid for income taxes	$0.3	$—
Cash paid for interest	0.5	0.2
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$1.2	$(0.3)
Operating lease liabilities	(1.2)	(3.1)
Purchases of property, plant, and equipment and capitalization of internal-use software in accounts payable and accrued liabilities	4.2	4.5

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that agrees to the amounts included in the Condensed Consolidated Statements of Cash Flows.

	March 31,
(in millions)	2025	2024
Cash and cash equivalents	$91.8	$96.9
Restricted cash	9.2	8.7
Total cash, cash equivalents, and restricted cash	$101.0	$105.6
15. ACCUMULATED OTHER COMPREHENSIVE LOSS
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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss:

(in millions)
Ending balance December 31, 2024	$0.8
Period translation adjustments	(0.2)
Ending balance March 31, 2025	$0.6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2025.
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
Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “seek,” “could,” “continue,” “likely,” “will,” “strategy,” and “goal” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements are management’s present expectations of future events as of the date hereof and are subject to a number of known and unknown risks and uncertainties that could cause actual results, conditions, and events to differ materially and adversely from those anticipated. These risks include, but are not limited to:
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
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2025, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q, and subsequent filings we make with the SEC.
In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q, or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law. All forward-looking statements in this Quarterly Report on Form 10-Q attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
Personalized molecular data and digital and virtual consumer trends are converging to transform traditional models of care. We believe that engaging with providers and patients throughout their consumer or patient journey will better enable us to execute our strategies and fulfill our mission. We believe there are significant growth opportunities in addressing the pressing healthcare needs of patient populations through innovative molecular diagnostic testing and precision medicine solutions and services. Our focus is on innovation and growth in three key areas where we have specialized products, capabilities, and expertise: Oncology, Women's Health, and Pharmacogenomics.
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
Business Updates
Our recent significant business updates include the following:
•Samraat Raha has been appointed President and Chief Executive Officer, effective April 30, 2025.
•Mark Verratti has been appointed Chief Operating Officer, effective April 30, 2025.
•Brian Donnelly has been appointed Chief Commercial Officer, effective May 1, 2025.
•In April 2025, new clinical data on the Precise MRD test in oligometastatic clear-cell Renal Cell Carcinoma was presented at the American Association for Cancer Research.
Results of Operations for the Three Months Ended March 31, 2025 and 2024
The results of operations for the three months ended March 31, 2025 and 2024 are discussed below.
Revenue
The following table summarizes revenue changes in our core product categories:

	Three months ended March 31,			% of Total Revenue
(in millions)	2025	2024	Change	2025	2024
Hereditary Cancer	$86.3	$88.1	$(1.8)	44%	44%
Tumor Profiling	29.3	30.9	(1.6)	15%	15%
Prenatal	49.3	44.3	5.0	25%	22%
Pharmacogenomics	31.0	38.9	(7.9)	16%	19%
Total revenue	$195.9	$202.2	$(6.3)	100%	100%
The following table summarizes volume changes in our core product categories:

	Three months ended March 31,
(in thousands)	2025	2024	% Change
Product volumes:
Hereditary Cancer	73	71	3%
Tumor Profiling	12	14	(14)%
Prenatal	173	172	1%
Pharmacogenomics	127	124	2%
Total	385	381	1%
Revenue decreased $6.3 million for the three months ended March 31, 2025 compared to the same period in the prior year. For the three months ended March 31, 2024, the Company recognized $7.0 million of revenue for tests in which the performance obligation was met in a prior period, including $3.0 million in revenue due to a retroactive coverage change by a payor for one of its prenatal products. For the three months ended March 31, 2025, revenue for tests in which the performance obligation was met in a prior period was immaterial.
Pharmacogenomics revenue decreased $7.9 million for the three months ended March 31, 2025 compared to the same period in the prior year due primarily to a 22% decrease in the average revenue per test. Pharmacogenomics revenue for the three months ended March 31, 2025 has been negatively impacted by UnitedHealthcare’s recent change in coverage of the GeneSight test under its commercial, individual exchange benefit, and certain managed Medicaid plans. We expect this coverage decision will continue to negatively affect revenue in future periods. Hereditary Cancer revenue decreased $1.8 million for the three months ended March 31, 2025 compared to the same period in the prior year due to a 5% decrease in average revenue per test, partially offset by a 3% increase in testing volume. Tumor Profiling revenue decreased $1.6 million for the three months ended March 31, 2025 compared to the same period in the prior year due primarily to a decrease in testing volume for EndoPredict due to the sale of our EndoPredict business in August 2024. These decreases were partially offset by an increase in revenue from Prenatal.

Prenatal revenue increased $5.0 million for the three months ended March 31, 2025 compared to the same period in the prior year due to an 11% increase in average revenue per test.
Cost of Revenue

	Three months ended March 31,
(in millions)	2025	2024	Change	% Change
Cost of revenue	$61.7	$64.6	$(2.9)	(4)%
Cost of revenue as a % of total revenue	31.5%	31.9%
Cost of revenue for the three months ended March 31, 2025 decreased $2.9 million compared to the same period in the prior year primarily due to a reduction in the cost per test for the current period.
Operating Expenses

	Three months ended March 31,
(in millions)	2025	2024	Change	% Change
Research and development expense	$27.5	$24.9	$2.6	10%
Sales and marketing expense	69.2	69.4	(0.2)	—%
General and administrative expense	66.5	71.2	(4.7)	(7)%
Total operating expenses	$163.2	$165.5	$(2.3)	(1)%

Research and development expense as a % of total revenue	14.0%	12.3%
Sales and marketing expense as a % of total revenue	35.3%	34.3%
General and administrative expense as a % of total revenue	33.9%	35.2%
Total operating expenses as a % of total revenue	83.2%	81.8%
For the three months ended March 31, 2025, operating expenses were relatively consistent with the expenses incurred in the same period of the prior year, reflecting stable operating activities across the business. The Company remains committed to disciplined cost management while maintaining investments in key strategic areas, such as research and development.
Other Income (Expense), Net

	Three months ended March 31,
(in millions)	2025	2024	Change	% Change
Other income (expense), net	$(0.4)	$2.0	$(2.4)	(120)%
Other income (expense), net decreased for the three months ended March 31, 2025 as compared to the same period in the prior year due primarily to the $2.2 million gain recognized on the Precise Tumor acquisition in the prior period.
Income Tax (Benefit) Expense

	Three months ended March 31,
(in millions)	2025	2024	Change	% Change
Income tax (benefit) expense	$(29.3)	$0.1	$(29.4)	(29400)%
Effective tax rate	99.7%	(0.4)%
Our tax rate is the product of a blended U.S. statutory federal income tax rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax benefit for the three months ended March 31, 2025 was $29.3 million and our effective tax rate was 99.7%. Income tax expense for the three months ended March 31, 2024 was $0.1 million and our effective tax rate was (0.4)%. For the three months ended March 31, 2025 and 2024, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the release of unrecognized tax benefits and the recognition of valuation allowances. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, that allowed the carryback of losses related to tax years ended June 30, 2017 through June 30, 2020. During the three months ended March 31, 2025, we were notified by the Joint Committee on Taxation that it had concluded its review of these tax refund claims.

We remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, our expected cash flows from operations, and, in certain circumstances as discussed below, amounts available for borrowing under our asset-based revolving credit facility ("ABL Facility"). As of March 31, 2025, we had cash and cash equivalents of $91.8 million and our availability under the ABL Facility was $41.9 million. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology, and acquisitions. We believe that investing organically through research and development and new product development or acquisitively to support our business strategy provides the best return on invested capital.

In March 2025, we received notification from the congressional Joint Committee on Taxation that it had concluded its review of tax refund claims following the CARES Act that allowed the carryback of losses. As a result, we currently estimate we will receive a refund of approximately $13 million, including interest, during 2025.
On June 30, 2023, we entered into an ABL Facility with an initial maximum principal amount of $90.0 million. On October 31, 2023, we entered into an amendment to the ABL Facility pursuant to which we increased the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility.
Our ABL Facility has a total maximum principal commitment of $115.0 million. The ABL Facility requires that we and our subsidiaries guaranteeing the indebtedness, on a consolidated basis, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if availability under the ABL Facility is less than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base. As of March 31, 2025, we had $60.0 million outstanding under the ABL Facility and our availability under the ABL Facility was $41.9 million.
We believe that our existing capital resources will be sufficient to meet our projected operating requirements for at least the next 12 months. Our available capital resources, however, may be consumed more rapidly than currently expected, or may be insufficient for our business needs for many reasons, including as a result of our operational cash needs or capital expenditures. As a result, we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all. In addition, we are subject to covenants under our ABL Facility which could limit our ability to incur additional indebtedness or impact our ability to pursue other financing. Our ability to raise capital through equity or equity-based financing may also be constrained by the current price of our common stock, and any such financing could result in dilution to existing stockholders. If we do not generate sufficient cash from operations, if our capital resources are consumed more rapidly than expected, or if we no longer have access to additional funds under our ABL Facility and we are unable to secure additional funds on acceptable terms, or at all, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations; or delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals could be adversely affected.
From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods.
Third-party payors, including state and federal health care programs such as Medicare, managed care organizations, and other private health insurers, are increasingly attempting to contain health care costs by limiting or denying coverage for certain tests and reducing reimbursement rates for both new and existing tests. We have experienced and may continue to experience coverage limitations or denials for many of our products. For example, UnitedHealthcare updated its medical policies for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial, individual exchange benefit, and certain managed Medicaid plans, effective during the first half of 2025. The change in UnitedHealthcare coverage has negatively impacted our revenue, profitability, and cash flow in the first quarter of 2025 and we expect that these negative impacts will continue into future periods.

The following table represents the balances of cash and cash equivalents securities as of the dates set forth in the table below:

(in millions)	March 31, 2025	December 31, 2024	Change
Cash and cash equivalents	$91.8	$102.4	$(10.6)
The decrease in cash and cash equivalents as of March 31, 2025 as compared to December 31, 2024 was primarily driven by $16.3 million in cash used by operations, $5.3 million in cash used for capital expenditures, $3.0 million in cash used for the capitalization of internal-use software, and $5.8 million in cash used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock. The decrease in cash was partially offset by $19.5 million increase in net borrowings under the ABL Facility.
The following table represents the Condensed Consolidated Cash Flow Statement:

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Cash flows used in operating activities	$(16.3)	$(18.6)	$2.3
Cash flows used in investing activities	(8.3)	(7.1)	(1.2)
Cash flows provided by (used in) financing activities	13.6	(8.8)	22.4
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.1	(0.8)	0.9
Net decrease in cash, cash equivalents, and restricted cash	(10.9)	(35.3)	24.4
Cash, cash equivalents, and restricted cash at the beginning of the period	111.9	140.9	(29.0)
Cash, cash equivalents, and restricted cash at the end of the period	$101.0	$105.6	$(4.6)
Cash Flows from Operating Activities
We used $2.3 million less cash for operating activities for the three months ended March 31, 2025 compared to the same period in the prior year. The improvement in cash used for operating activities was driven by an overall improvement in our operating assets and liabilities of $6.7 million and annual cash bonuses for senior leaders not being paid until the second quarter of 2025, whereas in the prior year annual bonuses were paid in the first quarter of 2024.
Cash Flows from Investing Activities
Cash flows used in investing activities increased $1.2 million for the three months ended March 31, 2025 compared to the same period in the prior year. The increase was primarily due to an increase in the capitalization of intangible assets expenditures for software developed for internal use.
Cash Flows from Financing Activities
Cash flows from financing activities increased $22.4 million for the three months ended March 31, 2025 compared to cash flows used in financing activities in the same period in the prior year, primarily due to the incremental borrowing of $19.5 million from the ABL Facility.
Effects of Inflation
While inflation returned to more moderate levels in 2024 and 2025, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce testing results, and costs of laboratory supplies. If inflation were to increase it may negatively impact our profitability and may adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. An increase in interest rates in the future may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, additional funding. Furthermore, to the extent tariffs imposed by the United States affect our costs, we may not be able to pass on any portion of the cost increase to our customers.

Critical Accounting Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on February 28, 2025. No significant changes to our accounting policies took place during the three months ended March 31, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates and foreign currency exchange risks.
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 7% of our revenue for the three months ended March 31, 2025 are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenue. We do not currently utilize hedging strategies to mitigate foreign currency risk.
We are exposed to interest rate risk primarily through borrowings under our ABL Facility. Our ABL Facility has a variable interest rate based on the Prime Rate, the NYFRB Rate, or the Secured Overnight Financing Rate (SOFR). An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by an immaterial amount based on our $60.0 million debt outstanding on our ABL Facility as of March 31, 2025.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 12, "Commitments and Contingencies" in the notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K filed with the SEC on February 28, 2025, as updated below which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K filed with the SEC on February 28, 2025, other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

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

The ACA has also been the focus of ongoing legal challenges that could materially affect insurance coverage for our products and services. For example, in Braidwood Management v. Becerra, the Fifth Circuit Court of Appeals in June 2024 upheld a lower court ruling that found the ACA’s mandate requiring insurance coverage for certain preventive services without cost sharing to be unconstitutional. The case is currently on appeal to the U.S. Supreme Court, which has agreed to hear it, with oral arguments expected in April 2025 and a decision anticipated in summer 2025. While the ultimate outcome of Braidwood remains uncertain, as does the possibility of additional challenges to the ACA, any such developments could have an adverse impact on our business depending on how they affect reimbursement or coverage for our tests.

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

International trade disputes, including United States trade tariffs and retaliatory tariffs, could adversely impact our business.

Changes in United States trade policy, including recently announced or potential future tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from or expected to be imported from countries where we or our suppliers operate could result in higher costs for materials or components essential to our operations. These increased costs may reduce our margins, necessitate price adjustments, or impact the affordability and competitiveness of our offerings. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could delay delivery of supplies to us and adversely affect our ability to operate or grow in certain international markets. If we are unable to effectively mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth trajectory could be materially affected.

Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition.

We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of an asset could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income (loss). For example, in 2025, our stock price and market capitalization decreased, which we believe was in part due to market volatility related to economic uncertainty. If our stock price and market value continue to decline or remain at reduced levels, we may be required to record an impairment loss to goodwill or other intangible assets, which could be material. An impairment loss and any other such charges could have a material adverse effect on our results of operations or financial condition.

If we experience a significant disruption in our information technology systems, or those of third-parties upon which we rely, including cloud-based services, our business operations and financial condition could be adversely affected.

Information technology (IT) and communication systems are an important part of our business operations. These IT and communications systems support a variety of functions, including sample processing, tracking, quality control, customer service and support, billing, research and development activities, and various general and administrative activities. The availability of our products and services and fulfillment of our customer contracts depends on the continuing operation of these systems. In addition to our internally managed IT and communication systems, we rely on third-party IT and communication systems, some of which include cloud-based services, including data center hosting facilities. Our IT and communication systems, and those of third-parties upon which we rely, may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, natural disasters, or other unforeseen events. Our IT and communication systems, and those of third-parties upon which we rely, also may experience interruptions, delays or cessations of service or produce errors in connection with system implementation, integration, upgrades or system migration work that takes place from time to time, including with respect to electronic medical record (EMR) integrations. New IT and communication systems, such as EMR integrations and our new order management system, may not work as intended or achieve the benefits we anticipated, which could negatively impact our ability to meet customer demands and grow or maintain revenue. In addition, we may face challenges in maintaining the operational effectiveness of such IT and communication systems due to aging, accumulated technical debt, and gaps in our software release processes. Any disruptions or failures in our new or existing IT and communication systems involving our customers, providers or suppliers could result in material adverse effects on our business.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended March 31, 2025.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

10.1
Amendment to Building D Lease Agreement, dated April 10, 2024, between Myriad Genetics, Inc. and ATP SLC D, LLC (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K, File No. 000-26642, filed with the SEC on February 28, 2025).

10.2
Lease Agreement, dated December 1, 2012, by and between Assurex Health, Inc. and the City of Mason, Ohio (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K, File No. 000-26642, filed with the SEC on February 28, 2025).

10.3
Fifth Addendum to Lease Agreement, dated February 20, 2025, between Assurex Health, Inc. and the City of Mason, Ohio (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K, File No. 0-26642, filed with the SEC on February 28, 2025).

10.4+
Amended and Restated Employment Agreement, dated February 24, 2025, between Myriad Genetics, Inc. and Samraat S. Raha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 000-26642, filed with the SEC on February 24, 2025).

10.5+
Chief Executive Officer Severance and Change of Control Agreement, dated February 24, 2025, by and between Myriad Genetics, Inc. and Samraat S. Raha (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 000-26642, filed with the SEC on February 24, 2025).

10.6+
Employment Agreement, dated February 24, 2025, by and between the Company and Mark S. Verratti (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 000-26642, filed with the SEC on February 24, 2025).

10.7+
Severance and Change of Control Agreement, dated February 24, 2025, by and between the Company and Mark S. Verratti (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 000-26642, filed with the SEC on February 24, 2025).

10.8
Consulting Agreement, dated February 24, 2025, by and between the Company and Paul J. Diaz (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 000-26642, filed with the SEC on February 24, 2025).

10.9+	Restricted Stock Unit Agreement, dated May 1, 2025, by and between the Company and Brian Donnelly.
10.10+	Performance-Based Restricted Stock Unit Agreement, dated May 1, 2025, by and between the Company and Brian Donnelly.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: May 7, 2025	By:	/s/ Samraat S. Raha
Samraat S. Raha
President and Chief Executive Officer
(Principal executive officer)

Date: May 7, 2025	By:	/s/ Scott J. Leffler
Scott J. Leffler
Chief Financial Officer
(Principal financial officer)

Date: May 7, 2025	By:	/s/ Natalie Munk
Natalie Munk
Chief Accounting Officer
(Principal accounting officer)