Form 10-Q
period 2025-06-30
MYRIAD GENETICS INC
filed 2025-08-06
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2025, the registrant had 93,044,627 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

PART I - Financial Information
Item 1.    Financial Statements.
MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$74.4	$102.4
Trade accounts receivable	137.0	121.2
Inventory	28.7	27.5
Prepaid taxes	14.3	16.4
Prepaid expenses and other current assets	29.9	30.5
Total current assets	284.3	298.0
Operating lease right-of-use assets	51.2	55.0
Property, plant, and equipment, net	113.0	117.4
Intangibles, net	170.1	262.4
Goodwill	51.6	286.3
Other assets	7.1	8.5
Total assets	$677.3	$1,027.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30.9	$32.3
Accrued liabilities	100.6	119.0
Current maturities of operating lease liabilities	9.0	12.8
Current debt	59.4	—
Total current liabilities	199.9	164.1
Unrecognized tax benefits	1.2	32.7
Long-term debt	—	39.6
Noncurrent operating lease liabilities	86.2	87.9
Other long-term liabilities	1.9	2.2
Total liabilities	289.2	326.5
Commitments and contingencies
Stockholders’ equity:
Common stock, 93.1 and 91.3 shares outstanding at June 30, 2025 and December 31, 2024, respectively	0.9	0.9
Additional paid-in capital	1,474.7	1,457.8
Accumulated other comprehensive loss	(0.1)	(0.8)
Accumulated deficit	(1,087.4)	(756.8)
Total stockholders' equity	388.1	701.1
Total liabilities and stockholders’ equity	$677.3	$1,027.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$213.1	$211.5	$409.0	$413.7
Cost of revenue	61.3	64.4	123.0	128.9
Gross profit	151.8	147.1	286.0	284.8

Costs and expenses:
Research and development expense	25.6	27.1	53.1	52.7
Sales and marketing expense	71.9	72.8	141.1	142.2
General and administrative expense	66.8	72.1	133.3	142.7
Goodwill and long-lived asset impairment charges	316.7	11.6	316.7	11.6
Total operating expenses	481.0	183.6	644.2	349.2
Operating loss	(329.2)	(36.5)	(358.2)	(64.4)
Other income (expense):
Interest income	0.2	0.4	0.5	1.0
Interest expense	(1.5)	(0.8)	(2.3)	(1.3)
Other	(0.1)	(0.3)	—	1.6
Total other income (expense), net	(1.4)	(0.7)	(1.8)	1.3
Loss before income tax	(330.6)	(37.2)	(360.0)	(63.1)
Income tax benefit	(0.1)	(0.5)	(29.4)	(0.4)
Net loss	$(330.5)	$(36.7)	$(330.6)	$(62.7)
Net loss per share:
Basic and Diluted	$(3.57)	$(0.41)	$(3.59)	$(0.69)
Weighted average shares outstanding:
Basic and Diluted	92.5	90.6	92.0	90.3
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(330.5)	$(36.7)	$(330.6)	$(62.7)
Change in unrealized loss on available-for-sale debt securities, net of tax	—	0.1	—	0.1
Change in foreign currency translation adjustment, net of tax	0.5	0.1	0.7	(1.0)
Reclassification of cumulative translation adjustment to income upon sale or liquidation of certain foreign entities, net of tax	—	—	—	0.7
Comprehensive loss	$(330.0)	$(36.5)	$(329.9)	$(62.9)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2023	$0.9	$1,415.5	$(3.7)	$(629.5)	$783.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(8.7)	—	—	(8.7)
Stock-based compensation expense	—	12.0	—	—	12.0
Net loss	—	—	—	(26.0)	(26.0)
Other comprehensive loss, net of tax	—	—	(0.5)	—	(0.5)
BALANCES AT MARCH 31, 2024	$0.9	$1,418.8	$(4.2)	$(655.5)	$760.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.5	—	—	2.5
Stock-based compensation expense	—	14.5	—	—	14.5
Net loss	—	—	—	(36.7)	(36.7)
Other comprehensive income, net of tax	—	—	0.2	—	0.2
BALANCES AT JUNE 30, 2024	$0.9	$1,435.8	$(4.0)	$(692.2)	$740.5

BALANCES AT DECEMBER 31, 2024	$0.9	$1,457.8	$(0.8)	$(756.8)	$701.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(5.8)	—	—	(5.8)
Stock-based compensation expense	—	9.5	—	—	9.5
Net loss	—	—	—	(0.1)	(0.1)
Other comprehensive income, net of tax	—	—	0.2	—	0.2
BALANCES AT MARCH 31, 2025	$0.9	$1,461.5	$(0.6)	$(756.9)	$704.9
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.5	—	—	2.5
Stock-based compensation expense	—	10.7	—	—	10.7
Net loss	—	—	—	(330.5)	(330.5)
Other comprehensive income, net of tax	—	—	0.5	—	0.5
BALANCES AT JUNE 30, 2025	$0.9	$1,474.7	$(0.1)	$(1,087.4)	$388.1
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(330.6)	$(62.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28.5	30.8
Non-cash lease expense	5.6	4.4
Stock-based compensation expense	20.2	26.5
Deferred income taxes	—	(1.6)
Unrecognized tax benefits	(31.5)	0.9
Impairment of goodwill and long-lived assets	316.7	12.8
Gain on termination of lease	—	(3.1)
Gain on acquisition	—	(2.2)
Other non-cash adjustments	0.3	1.1
Changes in assets and liabilities:
Prepaid expenses and other current assets	0.3	(2.1)
Trade accounts receivable	(15.4)	(4.5)
Inventory	(1.2)	(4.9)
Prepaid taxes	2.1	(1.4)
Other assets	0.7	0.7
Accounts payable	3.6	9.4
Accrued liabilities	(29.2)	(20.1)
Net cash used in operating activities	(29.9)	(16.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.1)	(11.9)
Capitalization of intangible assets	(7.1)	(5.6)
Proceeds from maturities and sales of marketable investment securities	—	4.0
Net cash used in investing activities	(15.2)	(13.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	2.7	3.0
Payment of tax withheld for common stock issued under stock-based compensation plans	(5.8)	(9.2)
Proceeds from revolving credit facility	40.0	80.0
Repayment of revolving credit facility	(20.5)	(80.0)
Payment on finance leases	(0.2)	(0.2)
Net cash provided by (used in) financing activities	16.2	(6.4)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.7	(1.5)
Change in cash and cash equivalents classified as held for sale	—	(2.3)
Net decrease in cash, cash equivalents, and restricted cash	(28.2)	(39.7)
Cash, cash equivalents, and restricted cash at beginning of the period	111.9	140.9
Cash, cash equivalents, and restricted cash at end of the period	$83.7	$101.2
See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Myriad Genetics, Inc. (together with its subsidiaries, the “Company” or “Myriad”) is a leading molecular diagnostic testing and precision company dedicated to advancing health and well-being for all. Myriad develops and offers molecular tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where molecular insights can significantly improve patient care and lower health care costs. Myriad provides insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease. The Company’s principal executive office is located in Salt Lake City, Utah.
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
The Company has historically experienced seasonality in its business. The quarters ending March 31 and September 30 are typically weaker due to the annual reset of patient deductibles in the beginning of each calendar year and vacation schedules in the summer. The quarter ending December 31 is typically stronger due to increased demand as patients meet their deductibles throughout the year. Additionally, operating results for the three and six months ended June 30, 2025 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
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
2.REVENUE
The Company primarily generates revenue by performing molecular diagnostic testing. Revenue is recorded at the estimated transaction price. Control is transferred and revenue is recognized once test results are released to the healthcare provider and/or patient.

The following table presents details regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three months ended June 30,
	2025			2024
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Hereditary Cancer	$84.6	$11.7	$96.3	$80.9	$10.6	$91.5
Tumor Profiling	28.3	3.1	31.4	26.7	5.9	32.6
Prenatal	47.5	0.1	47.6	44.2	0.2	44.4
Pharmacogenomics	37.8	—	37.8	43.0	—	43.0
Total revenue	$198.2	$14.9	$213.1	$194.8	$16.7	$211.5

	Six months ended June 30,
	2025			2024
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Hereditary Cancer	$160.0	$22.6	$182.6	$157.2	$22.4	$179.6
Tumor Profiling	54.3	6.4	60.7	50.6	12.9	63.5
Prenatal	96.7	0.2	96.9	88.3	0.4	88.7
Pharmacogenomics	68.8	—	68.8	81.9	—	81.9
Total revenue	$379.8	$29.2	$409.0	$378.0	$35.7	$413.7
In determining the transaction price, the Company includes an estimate of the expected amount of consideration to be received. The estimate of revenue is affected by, among other factors, assumptions for changes in payor mix, payor collections, current customer contractual requirements, experience with collections from third-party payors, and changes in medical policies. When assessing the total consideration for insurance carriers and patients, revenue is further constrained for estimated refunds. The Company reserves certain amounts in Accrued liabilities in the Condensed Consolidated Balance Sheets in anticipation of requests for refunds of payments made previously by insurance carriers, which are accounted for as reductions in revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Cash collections for certain tests delivered may differ from rates estimated due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing bills or denying payment for tests that the Company has performed, among other reasons. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the three and six months ended June 30, 2025 and during the three months ended June 30, 2024, the impact of the amounts to be recognized for tests in which the performance obligation was met in a prior period was not material to the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2024, the Company recognized $9.3 million in revenue for tests in which the performance obligation was met in a prior period, including $3.0 million in revenue due to a retroactive coverage change by a payor for one of its prenatal products.
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
Level 3—unobservable inputs.
The fair value of the Company’s long-term debt, which it considers a Level 2 measurement, is estimated using a discounted cash flow analysis based on the Company’s current estimated incremental borrowing rates for similar borrowing arrangements. The fair value of the Company’s current debt is estimated to be $59.7 million at June 30, 2025.

4.PROPERTY, PLANT, AND EQUIPMENT, NET
The property, plant, and equipment at June 30, 2025 and December 31, 2024 were as follows:

(in millions)	June 30, 2025	December 31, 2024
Leasehold improvements	$79.2	$78.5
Equipment	113.2	148.5
Property, plant, and equipment, gross	192.4	227.0
Less accumulated depreciation	(79.4)	(109.6)
Property, plant, and equipment, net	$113.0	$117.4

The Company recorded depreciation during the respective periods as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Depreciation expense	$4.9	$4.6	$10.0	$9.7
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2025 are as follows:

(in millions)	Total
Beginning balance	$286.3
Goodwill impairment	(234.7)
Ending balance	$51.6
During the quarter ended June 30, 2025, the Company identified a triggering event that required an interim goodwill impairment assessment. The Company experienced a sustained decline in its market capitalization, due in part to downward revisions to the Company's forecasts.
In response to the triggering event, the Company estimated the fair values of each of its reporting units using both the market approach, applying an observable multiple of revenue based on guideline public companies, and the income approach, as of May 2025. The income approach considered projected revenue and profitability of each reporting unit and a discount rate reflective of the risk-adjusted cost of capital of 17.0% and 16.0% for the Pharmacogenomics and the Women's Health reporting units, respectively. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling the values to its enterprise value and market capitalization, including the consideration of a control premium. Accordingly, this fair value measurement is classified as Level 3 in the fair value hierarchy because it is based primarily upon unobservable inputs that reflect management's assumptions.
The Company recognized a goodwill impairment charge of $234.7 million, with $91.2 million attributable to the Pharmacogenomics reporting unit and $143.5 million attributable to the Women’s Health reporting unit, reducing the carrying value of goodwill for these reporting units to their estimated fair values. The Company determined that the goodwill balance for the International reporting unit was not impaired. The goodwill impairment charges are reflected in "Goodwill and long-lived asset impairment charges" in the Condensed Consolidated Statements of Operations. The remaining goodwill value as of June 30, 2025 of $51.6 million consists of $29.8 million for the Pharmacogenomics reporting unit, $17.3 million for the International reporting unit and $4.5 million for the Women's Health reporting unit.
Management will continue to monitor for any additional indicators of impairment in future periods. Goodwill is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Intangible Assets
The following tables summarize the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount(1)	Accumulated Amortization	Net
At June 30, 2025
Developed technologies	$482.8	$(344.1)	$138.7
Internal-use software	$21.9	$(1.9)	$20.0
Trademarks	$2.1	$(1.6)	$0.5
Licensed technologies	$5.3	$(0.2)	$5.1
Internal-use software (in-process)	$5.6	$—	$5.6
Total intangible assets	$517.7	$(347.6)	$170.1

(1)	Net of $82.0 million in impairment expense recognized in the three months ended June 30, 2025. See the discussion below for further details regarding the impairment of intangible assets below.

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2024
Developed technologies	$560.1	$(326.5)	$233.6
Internal-use software	1.8	(0.7)	$1.1
Customer relationships	1.6	(0.3)	1.3
Trademarks	6.1	(1.3)	4.8
Internal-use software (in-process)	21.6	—	$21.6
Total intangible assets	$591.2	$(328.8)	$262.4
As noted above, the Company experienced a sustained decline in its market capitalization, which triggered the Company to perform a recoverability test for certain of its asset groups during the quarter. The Company performed the recoverability test by comparing the carrying value of each asset group to its estimated undiscounted future cash flows. The analysis indicated that the carrying value exceeded the recoverable amounts for the Company's Pharmacogenomics and Gateway asset groups, requiring the Company to determine the fair value of each asset group. As a result of the tests performed, the Company recognized impairment expense totaling $82.0 million related to the Pharmacogenomics and Gateway intangible asset groups.
The fair value of the Pharmacogenomics developed technology was determined using a discounted cash flow model and the fair value of the Gateway intangible assets was determined using a discounted cash flow model and relief from royalty models. The primary assumptions used in the discounted cash flow models included projected revenue and profitability associated with the developed technology based on management's forecast and a discount rate reflective of the risk-adjusted cost of capital of 17% and 16% for the Pharmacogenomics and Gateway intangible asset groups, respectively. The primary assumptions used in the relief from royalty models were projected revenue and royalty rates. As the carrying value for the intangible assets exceeded the relative fair value, the Company recognized an impairment charge of $71.8 million and $10.2 million for the Pharmacogenomics and Gateway intangible asset groups, respectively, during the period ended June 30, 2025. These expenses are included in "Goodwill and long-lived asset impairment charges" in the Consolidated Statements of Operations.
These fair value measurements for the impairment of intangibles assets is classified as Level 3 in the fair value hierarchy because it is based primarily upon unobservable inputs that reflect management's assumptions.
The Company recorded amortization expenses during the respective periods for these intangible assets as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Amortization of intangible assets	$9.4	$10.6	$18.8	$21.4

6.ACCRUED LIABILITIES
The Company's accrued liabilities at June 30, 2025 and December 31, 2024 were as follows:

(in millions)	June 30, 2025	December 31, 2024
Employee compensation and benefits	$40.5	$57.4
Accrued taxes payable	5.1	5.1
Refunds payable and reserves	18.0	19.9
Accrued royalties	5.7	6.5
Escrow Liability	7.5	7.5
Other accrued liabilities	23.8	22.6
Total accrued liabilities	$100.6	$119.0
7.DEBT
On June 30, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with an initial maximum principal amount of $90.0 million, with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, the other lender parties thereto, and certain of the Company's domestic subsidiaries (the "Guarantors"). On October 31, 2023, the Company entered into an amendment to the ABL Facility to increase the maximum principal amount of the available revolving line of credit by $25.0 million for a total maximum principal commitment of $115.0 million under the ABL Facility, which was effected through a new commitment provided by a new lender, Goldman Sachs Bank USA. The ABL Facility matures on June 30, 2026. The obligations of the Company are guaranteed by the Guarantors and the ABL Facility is secured by substantially all of the assets of the Company and the Guarantors. As of June 30, 2025 and December 31, 2024, the Company had debt of $59.4 million (current) and $39.6 million (long-term) under the ABL Facility, respectively, net of $0.6 million and $0.9 million of debt issuance costs, respectively. Proceeds from the ABL Facility were used for the working capital needs and general corporate purposes of the Company.
Availability under the ABL Facility was subject to a borrowing base, which is the lesser of (a) 85% of the Company's and the Guarantors' eligible accounts receivable plus certain cash held in a segregated and fully-blocked account with the administrative agent in an amount up to $20.0 million ("Eligible Cash") minus any reserves established by the administrative agent in accordance with the ABL Facility, and (b) the aggregate amount of cash collections from eligible accounts of the Company and the Guarantors for the 60 consecutive days most recently ended. Subject to certain conditions, the Company was permitted to freely withdraw cash from the Eligible Cash account, provided that any reduction in the Eligible Cash amount would have had a corresponding reduction in the borrowing base under the ABL Facility.
Loans outstanding under the ABL Facility bore interest at a rate per annum equal to, at the option of the Company, either (a) the greatest of (i) the daily Prime Rate, (ii) the daily NYFRB Rate plus 0.5%, and (iii) the monthly Adjusted Term SOFR Rate (as defined below) plus 1.0% (the “ABR”) plus an applicable margin that ranged from 1.0% to 1.5% depending on the aggregate average unused availability under the ABL Facility during the prior quarter or (b) term Secured Overnight Financing Rate ("SOFR") for a tenor of one, three or six months (at the Company’s election) plus 0.1% (the “Adjusted Term SOFR Rate”) plus an applicable margin that ranged from 2.0% to 2.5% depending on the average unused availability under the ABL Facility during the prior quarter, with an ABR floor of 1.0% and an Adjusted Term SOFR Rate floor of 0.0%. Under the ABL Facility, the undrawn fee ranged from 37.5 to 50 basis points based on the daily amount of the available revolving commitment. The weighted average interest rate for borrowings under the ABL Facility as of June 30, 2025 was 6.7%. The weighted average interest rate for borrowings under the ABL Facility as of December 31, 2024 was 7.8%.
The ABL Facility contained customary loan terms, interest rates, representations and warranties and affirmative and negative covenants, in each case, subject to customary limitations, exceptions, and exclusions. Covenants under the ABL Facility limited or restricted the Company's ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments (including dividends), merge or consolidate, and enter into certain speculative hedging arrangements. The ABL Facility required the Company and the Guarantors, on a consolidated basis, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if availability under the ABL Facility was less than the greater of (a) $10.6 million and (b) 12.5% of the lesser of the maximum commitment amount and the borrowing base. As of June 30, 2025, availability under the ABL Facility was $42.1 million. For the three and six months ended June 30, 2025, the Company was compliant with all such financial covenants.
Subsequent to June 30, 2025, the Company repaid the ABL Facility in full, including interest, with the proceeds from a new term loan facility. The ABL Facility allowed the Company to elect to prepay all or any portion of the amounts owed prior to the maturity date without premium or penalty. See Note 16 "Subsequent Event" for further details about the new term loan facility.

8.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at June 30, 2025.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 93.1 million shares of common stock issued and outstanding at June 30, 2025.
Shares of common stock issued and outstanding

	Six months ended June 30,
(in millions)	2025	2024
Beginning common stock issued and outstanding	91.3	89.9
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	1.8	1.0
Common stock issued and outstanding at end of period	93.1	90.9
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Denominator:
Weighted-average shares outstanding used to compute basic EPS	92.5	90.6	92.0	90.3
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	92.5	90.6	92.0	90.3
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Anti-dilutive options and RSUs excluded from EPS computation	8.3	6.2	8.3	6.2
9.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors of the Company, to make grants of restricted and unrestricted stock and stock unit awards to employees, consultants and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 5, 2025, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 6.5 million shares. As of June 30, 2025, the Company had 5.3 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.

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
The performance and market conditions associated with PSU awards granted during the three months ended June 30, 2025 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2025 through December 31, 2027, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2027 results. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represents market conditions and, accordingly, the estimated fair value of such awards are recognized over the performance period.
During the three months ended June 30, 2025, the Company granted stock-based awards to the Company's new Chief Commercial Officer as an inducement material to his commencement of employment and entry into an employment agreement with the Company. The inducement awards were made in accordance with Nasdaq Stock Market rules and were not made under the Company's existing equity plans; the inducement awards are included in the tables below.
Stock Options
A summary of the stock option activity for the six months ended June 30, 2025 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2024	0.7	$13.38
Options outstanding at June 30, 2025	0.7	$13.38
Options exercisable at June 30, 2025	0.5	$13.38
As of June 30, 2025, there was no unrecognized stock-based compensation expense. There were no options granted during the six months ended June 30, 2025.
Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plan and inducement awards, including PSU awards, for the six months ended June 30, 2025 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2024	5.3	$23.66
RSUs granted	4.3	$6.95
Less:
RSUs vested	(1.6)	$25.21
RSUs canceled	(0.4)	$20.84
RSUs unvested and outstanding at June 30, 2025	7.6	$12.55

Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors on September 23, 2021 and the stockholders of the Company on June 2, 2022 (the "Amended and Restated 2012 Purchase Plan"), under which 4.0 million shares of common stock were authorized for issuance. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2025 started on December 1, 2024 and ended on May 31, 2025. The second offering period of 2025 began on June 1, 2025 and will end on November 30, 2025. As of June 30, 2025, 0.2 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Shares purchased under the plan	0.7	0.2	0.7	0.2
Plan compensation expense	$0.3	$0.5	$0.8	$1.0
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Cost of revenue	$0.3	$0.4	$0.6	$0.7
Research and development expense	2.0	1.6	4.1	2.8
Sales and marketing expense	2.0	2.6	3.5	4.5
General and administrative expense	6.4	9.9	12.0	18.5
Total stock-based compensation expense	$10.7	$14.5	$20.2	$26.5
As of June 30, 2025, there was $66.2 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.
10.INCOME TAXES
In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.For the three months ended June 30, 2025, the income tax benefit was $0.1 million, or approximately 0.0% of pre-tax loss, compared to $0.5 million income tax benefit, or approximately 1.3% of pre-tax loss, for the three months ended June 30, 2024. For the six months ended June 30, 2025, the income tax benefit was $29.4 million, or approximately 8.2% of pre-tax loss, compared to an income tax benefit of $0.4 million, or approximately 0.6% of pre-tax loss, for the six months ended June 30, 2024.
For the three and six months ended June 30, 2025, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances and unrecognized tax benefits. The valuation allowances include any tax-deductible loss from the $316.7 million of long-lived impairment charges recorded for the three months ended June 30, 2025. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act. Following the success of these claims, the Company remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million in the six months ended June 30, 2025.
For the three and six months ended June 30, 2024, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets.

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
As of June 30, 2025, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with Accounting Standards Codification 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.

Qui Tam Lawsuit
In June 2023, the Company received a civil investigative demand pursuant to the False Claims Act from the United States Department of Justice concerning whether the Company offered or paid remuneration to physicians at Carolina Urology Partners, PLLC, in exchange for referrals. The Department of Justice subsequently requested additional documentation and information during its investigation. The Company cooperated with the Department of Justice investigation, providing the documents and information requested. On January 22, 2025, the U.S. District Court for the Western District of North Carolina unsealed a qui tam complaint, filed on November 3, 2022, against Carolina Urology Partners, PLLC, and certain of its current or former physician partners, and the Company and certain of its former employees, alleging violations of the False Claims Act. The government declined to intervene in the case. The Company was not aware of the complaint until after it was unsealed. On April 16, 2025, the Company was served with the complaint. In June 2025, the Company filed a motion to dismiss the complaint.
13.SEGMENT REPORTING AND RELATED INFORMATION
The Company has identified the President and Chief Executive Officer as the Chief Operating Decision Maker (the "CODM"). The CODM regularly reviews consolidated financial information for the purpose of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Accordingly, the Company has determined that it operates as a single operating segment.
The Company has identified consolidated net income (loss) as the measure of segment profitability. The significant expenses and other segment expenses presented to the CODM are at the same level as presented in Consolidated Statement Operations in these financial statements.
14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
(in millions)	2025	2024
Cash paid for income taxes	$0.3	$1.3
Cash paid for interest	1.7	0.7
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$1.8	$(0.3)
Operating lease liabilities	(1.8)	(3.1)
Purchases of property, plant, and equipment and capitalization of intangible assets in accounts payable and accrued liabilities	4.9	1.7
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that agrees to the amounts included in the Condensed Consolidated Statements of Cash Flows.

	June 30,
(in millions)	2025	2024
Cash and cash equivalents	$74.4	$92.4
Restricted cash	9.3	8.8
Total cash, cash equivalents, and restricted cash	$83.7	$101.2

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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss:

(in millions)
Ending balance December 31, 2024	$(0.8)
Period translation adjustments	0.7
Ending balance June 30, 2025	$(0.1)
16.SUBSEQUENT EVENTS
New Credit Facility
On July 31, 2025 (the "Closing Date"), the Company entered into a Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP., as administrative agent (the "Administrative Agent") and as initial lender (“OrbiMed”). The Credit Agreement consists of a $200 million term loan credit facility with an initial term loan of $125 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at the election of the Company on or prior to June 30, 2027, in a maximum principal amount of $75 million (the "Credit Facility"). The proceeds of the Credit Facility were or will be used for the working capital needs and general corporate purposes of the Company and its subsidiaries, including, without limitation, refinancing existing indebtedness, including $60.2 million of the proceeds to repay the ABL Facility in full.

The Credit Facility matures on July 31, 2030 (the "Maturity Date"). Loans outstanding under the Credit Facility will bear interest at a rate per annum equal to (x) the greater of the one-month SOFR Rate and 2.50% plus (y) an applicable margin of 6.50%. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, the Company is required to make a scheduled principal payment equal to 2.50% of the unpaid principal amount of the loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee and repayment premium.

The Company may elect to prepay all or any portion of the amounts owed prior to the Maturity Date subject to a repayment premium. The Credit Facility is also subject to customary mandatory prepayments with the proceeds of indebtedness and certain asset sales and casualty events. In addition to the repayment premium referenced above, voluntary and mandatory prepayments and all other payments of the Credit Facility must also be accompanied by payment of accrued interest on the principal amount repaid or prepaid. The Credit Facility is also subject to other customary fee arrangements.

The obligations of the Company are guaranteed by certain of the Company’s material subsidiaries (the “Credit Facility Guarantors”) pursuant to a Guarantee. The obligations of the Company and the Credit Facility Guarantors under the Credit Agreement and Guarantee are secured by substantially all of the assets of the Company and the Credit Facility Guarantors under a Pledge and Security Agreement entered into with the Administrative Agent.

The Credit Facility requires the Company and its subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately.

One Big Beautiful Bill Act
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, enacting significant changes to the U.S. federal tax code. As the legislation was not enacted before the end of the quarter, no adjustments were made for the period ended June 30, 2025. The Company has evaluated the potential future impact of this legislation on its financial position and results of operations. Based on our preliminary assessment, the provisions of the new law are not expected to have a material impact on the Company’s current or net deferred tax balances. The Company will continue to monitor developments and assess any future implications as further guidance becomes available.

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
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2025 as updated under the heading "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025 and this Quarterly Report on Form 10-Q, and subsequent filings we make with the SEC.
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
General
We are a leading molecular diagnostic testing and precision company dedicated to advancing health and well-being for all. We develop and offer molecular tests that help assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where molecular insights can significantly improve patient care and lower health care costs. Our molecular tests provide insights that help people take control of their health and enable healthcare providers to better detect, treat, and prevent disease.
We believe there are significant growth opportunities in addressing urgent healthcare needs through innovative molecular diagnostic and precision testing services. Our strategy is focused on three strategic pillars. First, we plan to drive accelerated growth and profitability by focusing on the Cancer Care Continuum, or CCC market. We plan to do so by increasing investment in research and development and enhancing our commercial capabilities and customer digital experience to better serve the CCC market. We also plan to leverage strategic partnerships and biopharma services to unlock new growth drivers and expand our portfolio of testing solutions to other high-growth cancer segments such as molecular residual disease (MRD). Second, we aim to grow our Prenatal Health and Mental Health revenues at or above market growth by leveraging our expanded prenatal offerings, including FirstGene Multiple Prenatal Screen, to drive increased volume. We also plan to focus on high value GeneSight accounts and leverage state biomarker laws to improve our reimbursement rates. Third, we plan to complement the revenue growth drivers outlined above with an enhanced focus and commitment on delivering sustained, profitable growth. By maintaining financial discipline, growing revenue faster than operating expenses, and strengthening our planning and execution capabilities, we believe we can increase our profitability while delivering sustained revenue growth.

Business Updates
Our recent significant business updates include the following:
•In July 2025, we closed a $125 million secured term debt financing with OrbiMed (“the Agreement”), a leading global healthcare investment firm. This Agreement includes an option to borrow up to an additional $75 million.
•In July 2025, we earned the Great Place to Work Certification for the third consecutive year.
•In June 2025, we launched early access of FirstGene Multiple Prenatal Screen, a prenatal genetic risk assessment screen that combines several testing modalities into a single assay, in a large, multi-site study, called CONNECTOR.
•In May 2025, at the American Society of Clinical Oncology (ASCO) Annual Meeting, our partner the National Cancer Center Hospital East in Japan presented MRD data from the MONSTAR-SCREEN-3 prospective study which we believe demonstrates successful pan-cancer implementation of whole genome sequencing (WGS)-based personalized circulating tumor DNA, or ctDNA, detection. In more than 100 patients, the interim results of this study show 100% baseline detection of ctDNA across tumor types, including those traditionally challenging to assess, detection of tumor fractions as low as 0.0001%, and a lead time in detecting recurrence compared to imaging. We believe this data demonstrates the potential importance of our ultra-sensitive Precise MRD test compared to first-generation MRD tests.
Results of Operations for the Three Months Ended June 30, 2025 and 2024
The results of operations for the three months ended June 30, 2025 and 2024 are discussed below.
Revenue
The following table summarizes year-over-year revenue changes in our core product categories:

	Three months ended June 30,			% of Total Revenue
(in millions)	2025	2024	Change	2025	2024
Hereditary Cancer	$96.3	$91.5	$4.8	45%	44%
Tumor Profiling	31.4	32.6	(1.2)	15%	15%
Prenatal	47.6	44.4	3.2	22%	21%
Pharmacogenomics	37.8	43.0	(5.2)	18%	20%
Total revenue	$213.1	$211.5	$1.6	100%	100%
The following table summarizes volume changes in our core product categories:

	Three months ended June 30,
(in thousands)	2025	2024	% Change
Volume:
Hereditary Cancer	78	73	7%
Tumor Profiling	12	14	(14)%
Prenatal	159	173	(8)%
Pharmacogenomics	135	129	5%
Total	384	389	(1)%
Revenues increased $1.6 million for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to an increase in the average revenue per test, due in part to changes in contracted price and operational improvements, which was partially offset by a 1% decrease in volume. Hereditary Cancer revenues increased $4.8 million for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to a 7% increase in volume. Prenatal revenues increased $3.2 million for the three months ended June 30, 2025 compared to the same period in the prior year due to a 17% increase in average revenue per test partially offset by an 8% decrease in volume. These increases in Hereditary Cancer and Prenatal revenues were partially offset by decreases in Pharmacogenomics and Tumor Profiling revenue. Pharmacogenomics revenues decreased $5.2 million for the three months ended June 30, 2025 compared to the same period in the prior year due to a 16% decrease in average revenue per test. We expect that Pharmacogenomics revenues during the remainder of fiscal year 2025 and thereafter will continue to be negatively impacted by UnitedHealthcare's change in GeneSight test coverage under its commercial and individual exchange benefits plans. Tumor Profiling revenue decreased $1.2 million primarily due to the sale of our EndoPredict business in August 2024.

Cost of Revenue

	Three months ended June 30,
(in millions)	2025	2024	Change	% Change
Cost of revenue	$61.3	$64.4	$(3.1)	(5)%
Cost of revenue as a % of total revenue	28.8%	30.4%
Cost of revenue for the three months ended June 30, 2025 decreased $3.1 million compared to the same period in the prior year primarily due to a reduction in the cost per test for the current period driven by reductions in the cost of laboratory reagents and supplies.
Research and Development Expense

	Three months ended June 30,
(in millions)	2025	2024	Change	% Change
Research and development expense	$25.6	$27.1	$(1.5)	(6)%
Research and development expense as a % of total revenue	12.0%	12.8%
Research and development expenses for the three months ended June 30, 2025 were relatively consistent with the expenses incurred in the same period of the prior year, reflecting stable operating activities across the business. We remain committed to disciplined cost management while maintaining investments in key strategic areas, such as research and development.
Sales and Marketing Expense

	Three months ended June 30,
(in millions)	2025	2024	Change	% Change
Sales and marketing expense	$71.9	$72.8	$(0.9)	(1)%
Sales and marketing expense as a % of total revenue	33.7%	34.4%
Sales and marketing expenses for the three months ended June 30, 2025 were relatively consistent with the expenses incurred in the same period of the prior year, reflecting stable operating activities across the business.
General and Administrative Expense

	Three months ended June 30,
(in millions)	2025	2024	Change	% Change
General and administrative expense	$66.8	$72.1	$(5.3)	(7)%
General and administrative expense as a % of total revenue	31.3%	34.1%
General and administrative expense decreased by $5.3 million for the three months ended June 30, 2025 compared to the prior year primarily due to a decrease in consulting fees, a decrease in amortization for previously impaired intangible assets, and compensation expenses.
Goodwill and Long-lived Asset Impairment Charges

	Three months ended June 30,		Change
(in millions)	2025	2024		% Change
Goodwill and long-lived asset impairment charges	$316.7	$11.6	$305.1	2,630%
Goodwill and long-lived asset impairment charges as a % of total revenue	148.6%	5.5%
Goodwill and long-lived asset impairment charges of $316.7 million in the three months ended June 30, 2025 consisted of goodwill impairment charges of $234.7 million and intangible asset impairment charges of $82.0 million related to our Women's Health and Pharmacogenomics reporting units. For additional information regarding the testing and analysis performed, refer to "Critical Accounting Estimates" below. In the prior year, we recognized $11.6 million of losses in connection with the sale of the EndoPredict business.

Other Income (Expense), Net

	Three months ended June 30,
(in millions)	2025	2024	Change	% Change
Other income (expense), net	$(1.4)	$(0.7)	$(0.7)	100.0%
Other income (expense), net for the three months ended June 30, 2025 decreased $0.7 million as compared to the same period in the prior year due to an increase in interest expense.
Income Tax Benefit

	Three months ended June 30,
(in millions)	2025	2024	Change	% Change
Income tax benefit	$(0.1)	$(0.5)	$0.4	(80.0)%
Effective tax rate	—%	1.3%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
For the three months ended June 30, 2025, there was $0.1 million income tax benefit and our effective tax rate was 0.0%. For the three months ended June 30, 2024, there was $0.5 million income tax benefit and our effective tax rate was 1.3%. For the three months ended June 30, 2025 and 2024, our effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances and uncertain tax positions. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year period includes a valuation allowance against the majority of the current year increase in deferred tax assets, including any tax-deductible loss from the $316.7 million of goodwill and long-lived impairment charges recorded during the three months ended June 30, 2025.
Results of Operations for the Six Months Ended June 30, 2025 and 2024
The results of operations for the six months ended June 30, 2025 and 2024 are discussed below.
Revenue
The following table summarizes revenue changes in our core product categories:

	Six months ended June 30,			% of Total Revenue
(in millions)	2025	2024	Change	2025	2024
Hereditary Cancer	$182.6	$179.6	$3.0	44%	44%
Tumor Profiling	60.7	63.5	(2.8)	15%	15%
Prenatal	96.9	88.7	8.2	24%	21%
Pharmacogenomics	68.8	81.9	(13.1)	17%	20%
Total revenue	$409.0	$413.7	$(4.7)	100%	100%
The following table summarizes volume changes in our core product categories:

	Six months ended June 30,
(in thousands)	2025	2024	% Change
Volume:
Hereditary Cancer	151	144	5%
Tumor Profiling	24	28	(14)%
Prenatal	332	345	(4)%
Pharmacogenomics	262	253	4%
Total	769	770	—%

Revenue decreased $4.7 million for the six months ended June 30, 2025 compared to the same period in the prior year. For the six months ended June 30, 2024, we recognized $9.3 million of revenue for tests in which the performance obligation was met in a prior period, including $3.0 million in revenue due to a retroactive coverage change by a payor for one of its prenatal products. For the six months ended June 30, 2025, revenue for tests in which the performance obligation was met in a prior period was immaterial.
Pharmacogenomics revenue decreased $13.1 million for the six months ended June 30, 2025 compared to the same period in the prior year due primarily to a 19% decrease in the average revenue per test. Pharmacogenomics revenue for the six months ended June 30, 2025 has been negatively impacted by UnitedHealthcare’s change in coverage of the GeneSight test under its commercial, individual exchange benefit, and certain managed Medicaid plans. We expect this coverage decision will continue to negatively affect revenue in future periods. Tumor Profiling revenue decreased $2.8 million for the six months ended June 30, 2025 compared to the same period in the prior year due primarily to a decrease in volume for EndoPredict due to the sale of our EndoPredict business in August 2024. These decreases in revenue were partially offset by growth in our Prenatal and Hereditary Cancer revenues. Prenatal revenue increased $8.2 million for the six months ended June 30, 2025 compared to the same period in the prior year due to a 14% increase in average revenue per test, partially offset by a 4% decrease in volume primarily driven by decline in volume for SneakPeek. Hereditary Cancer revenue increased $3.0 million for the six months ended June 30, 2025 compared to the same period in the prior year due to a 5% increase in volume, partially offset by a 3% decrease in average revenue per test.
Cost of Revenue

	Six months ended June 30,
(in millions)	2025	2024	Change	% Change
Cost of revenue	$123.0	$128.9	$(5.9)	(5)%
Cost of revenue as a % of total revenue	30.1%	31.2%
Cost of revenue for the six months ended June 30, 2025 decreased $5.9 million compared to the same period in the prior year primarily due to a reduction in the cost per test for the current period driven by reduction in the cost of laboratory reagents and supplies.
Research and Development Expense

	Six months ended June 30,
(in millions)	2025	2024	Change	% Change
Research and development expense	$53.1	$52.7	$0.4	1%
Research and development expense as a % of total revenue	13.0%	12.7%
Research and development expense for the six months ended June 30, 2025 were relatively consistent with the expenses incurred in the same period of the prior year, reflecting stable operating activities across the business.
Sales and Marketing Expense

	Six months ended June 30,
(in millions)	2025	2024	Change	% Change
Sales and marketing expense	$141.1	142.2	$(1.1)	(1)%
Sales and marketing expense as a % of total revenue	34.5%	34.4%
Sales and marketing expense for the six months ended June 30, 2025 were relatively consistent with the expenses incurred in the same period of the prior year, reflecting stable operating activities across the business.
General and Administrative Expense

	Six months ended June 30,
(in millions)	2025	2024	Change	% Change
General and administrative expense	$133.3	142.7	$(9.4)	(7)%
General and administrative expense as a % of total revenue	32.6%	34.5%
General and administrative expense decreased by $9.4 million for the six months ended June 30, 2025 compared to the prior year primarily due to a decrease of $4.1 million in consulting fees, a $3.4 million decrease in amortization for previously impaired intangible assets, and a $3.2 million decrease in compensation and benefits.

Goodwill and Long-lived Asset Impairment Charges

	Six months ended June 30,
(in millions)	2025	2024	Change	% Change
Goodwill and long-lived asset impairment charges	$316.7	$11.6	$305.1	2630%
Goodwill and long-lived asset impairment charges as a % of total revenue	77.4%	2.8%
Goodwill and long-lived asset impairment charges in the six months ended June 30, 2025 included goodwill impairment charges of $234.7 million and intangible asset impairment charges of $82.0 million related to our Women's Health and Pharmacogenomics reporting units. For additional information regarding the testing and analysis performed, refer to "Critical Accounting Estimates" in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." In the prior year, we recognized $11.6 million of losses in connection with the sale of the EndoPredict business.
Other Income (Expense), Net

	Six months ended June 30,
(in millions)	2025	2024	Change	% Change
Other income (expense), net	$(1.8)	$1.3	$(3.1)	(238)%
Other income (expense), net changed for the six months ended June 30, 2025 as compared to the same period in the prior year due primarily due to an increase in interest expense for the current period and due to the $2.2 million gain recognized on the Precise Tumor acquisition in the prior period
Income Tax Benefit

	Six months ended June 30,
(in millions)	2025	2024	Change	% Change
Income tax benefit	$(29.4)	$(0.4)	$(29.0)	7250%
Effective tax rate	8.2%	0.6%
Our tax rate is the product of a blended U.S. statutory federal income tax rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax benefit for the six months ended June 30, 2025 was $29.4 million and our effective tax rate was 8.2%. Income tax benefit for the six months ended June 30, 2024 was $0.4 million and our effective tax rate was 0.6%. For the three and six months ended June 30, 2025 and 2024, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the release of unrecognized tax benefits and the recognition of valuation allowances. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Following the success of these claims, we remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million during the six months ended June 30, 2025. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets, including any tax-deductible loss from the $316.7 million of goodwill and long-lived impairment charges recorded for the six months ended June 30, 2025.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, our expected cash flows from operations, and, in certain circumstances as discussed below, amounts available for borrowing under our new debt financing with Orbimed discussed below. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology, and collaborations. We believe that investing organically through research and development and new product development or collaborations to support our business strategy provides the best return on invested capital.

On July 31, 2025 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP., as administrative agent (the "Administrative Agent") and as initial lender (“OrbiMed”). The Credit Agreement consists of a $200 million term loan credit facility with an initial term loan of $125 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at our election on or prior to June 30, 2027, in a maximum principal amount of $75 million (the "Credit Facility"). The proceeds of the Credit Facility were or will be used for working capital needs and general corporate purposes, including, without limitation, refinancing existing indebtedness, including $60.2 million of the proceeds to repay the ABL Facility in full.
The Credit Facility matures on July 31, 2030 (the "Maturity Date"). Loans outstanding under the Credit Facility will bear interest at a rate per annum equal to (x) the greater of the one-month SOFR Rate and 2.50% plus (y) an applicable margin of 6.50%. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, we are required to make a scheduled principal payment equal to 2.50% of the unpaid principal amount of the loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee and repayment premium.
We may elect to prepay all or any portion of the amounts owed prior to the Maturity Date subject to a repayment premium. The Credit Facility is also subject to customary mandatory prepayments with the proceeds of indebtedness and certain asset sales and casualty events. In addition to the repayment premium referenced above, voluntary and mandatory prepayments and all other payments of the Credit Facility must also be accompanied by payment of accrued interest on the principal amount repaid or prepaid. The Credit Facility is also subject to other customary fee arrangements.
The Credit Facility is secured by substantially all of our assets and those of our subsidiary guarantors under a Pledge and Security Agreement entered into with the Administrative Agent.
The Credit Facility requires us and our subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately.
In March 2025, we received notification from the congressional Joint Committee on Taxation that it had concluded its review of tax refund claims following the CARES Act that allowed the carryback of losses. As a result, we currently estimate we will receive a refund of approximately $13 million, including interest, during 2025.
We believe that our existing capital resources will be sufficient to meet our projected operating requirements for at least the next 12 months. Our available capital resources, however, may be consumed more rapidly than currently expected, or may be insufficient for our business needs for many reasons, including as a result of our operational cash needs or capital expenditures. Our available cash from operations has been and may continue to be impacted by delays in the timing of the payment of receivables due to claims review, audit and appeal processes. In addition, we are subject to covenants under our Credit Facility which could limit our ability to incur additional indebtedness or impact our ability to pursue other financing. If we do not generate sufficient cash from operations, if our capital resources are consumed more rapidly than expected, or if we no longer have access to additional funds under our Credit Facility and we are unable to secure additional funds on acceptable terms, or at all, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations; or delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals could be adversely affected.
From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods.

Third-party payors, including state and federal health care programs such as Medicare, managed care organizations, and other private health insurers, are increasingly attempting to contain health care costs by limiting or denying coverage for certain tests and reducing reimbursement rates for both new and existing tests. We have experienced and may continue to experience coverage limitations or denials for many of our products. For example, UnitedHealthcare updated its medical policies for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial, individual exchange benefit, and certain managed Medicaid plans, effective during the first half of 2025. The change in UnitedHealthcare coverage has negatively impacted our revenue, profitability, and cash flow in the first half of 2025 and we expect that these negative impacts will continue into future periods.
The following table represents the balances of cash and cash equivalents securities as of the dates set forth in the table below:

(in millions)	June 30, 2025	December 31, 2024	Change
Cash and cash equivalents	$74.4	$102.4	$(28.0)
The decrease in cash and cash equivalents as of June 30, 2025 as compared to December 31, 2024 was primarily driven by $29.9 million in cash used by operations, $15.2 million in cash used for capital expenditures including the capitalization of internal-use software, and $3.1 million in cash used for the payment of withholding tax for the issuance of common stock, net of proceeds from the issuance of common stock. The decrease in cash was partially offset by $19.5 million increase in net borrowings under the ABL Facility.
The following table represents the Condensed Consolidated Cash Flow Statement:

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Cash flows used in operating activities	$(29.9)	$(16.0)	$(13.9)
Cash flows used in investing activities	(15.2)	(13.5)	(1.7)
Cash flows provided by (used in) financing activities	16.2	(6.4)	22.6
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.7	(1.5)	2.2
Change in cash and cash equivalents classified as held for sale	—	(2.3)	2.3
Net decrease in cash, cash equivalents, and restricted cash	(28.2)	(39.7)	9.2
Cash, cash equivalents, and restricted cash at the beginning of the period	111.9	140.9	(29.0)
Cash, cash equivalents, and restricted cash at the end of the period	$83.7	$101.2	$(17.5)
Cash Flows from Operating Activities
We used $13.9 million more cash for operating activities for the six months ended June 30, 2025 compared to the same period in the prior year. The increase in cash used for operating activities was primarily driven by a $10.9 million decrease in cash collected from accounts receivables driven by timing differences in collections.
Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2025 were relatively consistent with the same period of the prior year, reflecting stable investing activities across the business.
Cash Flows from Financing Activities
Cash flows from financing activities increased $22.6 million for the six months ended June 30, 2025 compared to cash flows used in financing activities in the same period in the prior year, primarily due to the incremental borrowing of $19.5 million from the ABL Facility.

Effects of Inflation
While inflation returned to more moderate levels in 2024 and 2025, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to generate sales and produce testing results, and costs of laboratory supplies. If inflation were to increase, it may negatively impact our profitability and may adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. An increase in interest rates in the future may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, additional funding. Furthermore, to the extent tariffs imposed by the United States affect our costs, we may not be able to pass on any portion of the cost increase to our customers.

Critical Accounting Estimates
Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company's financial condition or results of operations. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on February 28, 2025. No significant changes to our critical accounting estimates took place during the three months ended June 30, 2025, except as described below:
During the second quarter of 2025, we concluded that an impairment triggering event had occurred due to a further sustained decline in our market capitalization, resulting in our carrying value of these assets exceeding our total market capitalization. Additional factors that contributed to this conclusion included downward revisions to our forecasts. These factors were applicable to all of our reporting units, developed technology intangible assets, and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets as discussed above. See also Note 5, "Goodwill and Intangible Assets" in the notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Based on the outcome of these assessments, we recognized goodwill and asset impairment charges totaling $316.7 million.
Goodwill.  We test goodwill for impairment by reporting unit on an annual basis and in the interim if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated on a qualitative basis before calculating the fair value of the reporting unit. If the qualitative assessment suggests that impairment is more likely than not, a quantitative impairment analysis is performed. The quantitative analysis involves comparison of the fair value of a reporting unit with its carrying amount. The valuation of a reporting unit requires judgment in estimating future cash flows, discount rates, residual growth rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, market saturation and opportunity, changes in technology and operating cash flows, and other relevant entity-specific events. Goodwill impairment testing requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, and other financial assumptions, which are based upon our long-term plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While changes in assumptions will occur to reflect changing business and market conditions, our overall methodology used has remained unchanged. Changes in our forecasts or decreases in the value of our common stock could cause book value of reporting units to exceed their fair values. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.
During the second quarter of 2025, we identified an impairment triggering event had occurred based on a sustained decline in our market capitalization, due in part to downward revisions to the Company's forecasts and resulted in us performing quantitative goodwill impairment testing on all of our reporting units. The quantitative assessments performed during the second quarter of 2025, resulted in a total goodwill impairment charge of $234.7 million, which includes impairment charges of $143.5 million and $91.2 million related to our Women's Health and Pharmacogenomics reporting units, respectively, which is included in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q. As of the date the impairment, the remaining value of goodwill was $4.5 million for Women's Health and $29.8 million for Pharmacogenomics reporting units.

We measured the fair value of the Pharmacogenomics and Women's Health reporting units utilizing the market approach and the discounted cash flow method under the income approach. The income approach considered projected revenue and profitability associated with each reporting unit and a discount rate reflective of the risk-adjusted cost of capital of 17.0% and 16.0% for the Pharmacogenomics and Women's Health reporting units, respectively.
We measured the fair value of the International reporting unit utilizing the market approach and the discounted cash flow method under the income approach. The income approach considered projected revenue and profitability associated with the reporting unit and a discount rate reflective of the risk-adjusted cost of capital of 16.0%. The resulting fair value of the International reporting unit exceeded its carrying value by 145.7%.
Additionally, we corroborated the reasonableness of the estimated reporting unit fair values by reconciling them to our enterprise value and market capitalization as of May 2025.
Considerable management judgment is necessary to estimate expected future cash flows for our reporting units, including evaluating the impact of operational and external economic factors on our future cash flows, all of which are subject to uncertainty. The assumptions and estimates used in determining the fair value of our reporting units involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including a higher cost of capital or a decline in actual and expected revenues or profitability, among others, could result in changes to these assumptions and judgements. A revision of these estimates and assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations. We will continue to monitor our reporting units for any triggering events or other signs of impairment which could result in impairment charges in the future.
Intangible Assets. Intangible assets are initially recorded at their acquisition date fair value and are subsequently amortized over their useful lives. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
During the second quarter of 2025, we identified an impairment triggering event had occurred based on a sustained decline in our market capitalization, due in part to downward revisions to the Company's forecasts. We performed the recoverability test by comparing the carrying value of certain of our asset groups to their estimated undiscounted future cash flows. The analysis indicated that the carrying value exceeded the recoverable amount for certain of our asset groups, requiring us to determine the fair value of those groups. The fair value of our Pharmacogenomics developed technology intangible asset was determined using a discounted cash flow model. The approach considered projected revenue, profitability associated with the developed technology, a discount rate reflective of the risk-adjusted cost of capital of 17% and the expected remaining useful life of the developed technology. As the carrying value for the developed technology intangible asset exceeded the relative fair value, we recognized impairment charges of $71.8 million during the period ended June 30, 2025, which is included in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q. The impairment reduced the carrying value of the developed technology to its estimated fair value of $12.1 million as of the impairment date.
The fair value of the Gateway intangible assets, including developed technology, trademark and customer relationship intangible assets, was determined using a discounted cash flow model and relief from royalty models. The primary assumptions used in the discounted cash flow model included projected revenue and profitability associated with the developed technology based on management's forecast and a discount rate reflective of the risk-adjusted cost of capital of 16%. The primary assumptions used in the relief from royalty models were projected revenue and royalty rates. As the carrying value of each of the intangible assets exceeded the relative value fair value, we recognized a total impairment charge of $10.2 million associated with the asset group during the period ended June 30, 2025. The impairment reduced the carrying value of these intangible assets to their estimated fair value of $2.4 million as of the impairment date.
The assumptions and estimates used in determining the fair value of our intangible assets involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including higher cost of capital or a decline in actual and expected revenues or profitability, could result in changes to these assumptions and judgements. A revision of these estimates and assumptions could cause the fair values of the intangible assets to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations. We will continue to monitor our intangible assets for any triggering events or other signs of impairment, which could result in impairment charges in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates and foreign currency exchange risks.
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 7% of our revenue for each of the three and six months ended June 30, 2025 are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenue. We do not currently utilize hedging strategies to mitigate foreign currency risk.
We are exposed to interest rate risk primarily through borrowings under our credit facilities. An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by an immaterial amount based on our $60.0 million debt outstanding on our ABL Facility as of June 30, 2025. After July 31, 2025, we will be exposed to interest rate risk primarily through borrowings under our Credit Facility. Our Credit Facility has a variable interest rate based on SOFR. An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by $1.3 million based on our initial draw on the Credit Facility of $125.0 million.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 12, "Commitments and Contingencies" in the notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2025, and in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025 as updated below, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K filed with the SEC on February 28, 2025 and our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025, other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
If we do not generate sufficient cash flow from operations and are unable to secure additional funding, we may have to reduce the scale of our operations.
While we believe that our existing cash and cash equivalents, future cash flow from operations, and amounts available for borrowing under our Credit Facility (as defined below) will be sufficient to meet our anticipated cash requirements for at least the next 12 months, changes could occur that would consume available capital resources more quickly than we currently expect and we may need or want to raise additional financing.
On July 31, 2025 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP., as administrative agent (the "Administrative Agent") and as initial lender (“OrbiMed”). The Credit Agreement consists of a $200 million term loan credit facility with an initial term loan of $125 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at our election on or prior to June 30, 2027, in a maximum principal amount of $75 million (the "Credit Facility"). The proceeds of the Credit Facility were or will be used for working capital needs and general corporate purposes, including, without limitation, refinancing existing indebtedness, including $60.2 million of the proceeds to repay the ABL Facility in full. The Credit Facility is secured by substantially all of our assets and those of our subsidiary guarantors. The Credit Facility matures on July 31, 2030, and there is no guarantee that the Credit Facility will be extended or that we will be able to secure additional funding or other financing options in a timely manner or on favorable terms, if at all, if required to fund our future operations or to service then existing indebtedness.
If we do not generate sufficient cash from operations, if our capital resources are consumed more rapidly than expected, or if we no longer have access to additional funds under our Credit Facility and are unable to secure additional funding, on acceptable terms or at all, we may be forced to delay, scale back or eliminate some of our sales and marketing activities, research and development activities, or other operations, and potentially delay development of our tests in an effort to provide sufficient funds to continue our operations. For example, in recent years, we have generated cash outflows from operations. Although we expect to generate cash inflows in the near future, our forecasts may be inaccurate. If any of these events occur, our ability to achieve our development and commercialization goals could be adversely affected.
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
In addition, we anticipate that UnitedHealthcare’s recent update to its medical policy for pharmacogenetic testing to no longer cover certain multi-gene panel tests, including our GeneSight test, under its commercial, individual exchange, and certain managed Medicaid plans will continue to negatively impact our revenue, profitability, and cash flow in 2025 and thereafter.
We are subject to debt covenants that impose operating and financial restrictions on us and if we are not able to comply with them, it could have a material adverse impact on our operations and liquidity.
Covenants in the Credit Facility impose operating and financial restrictions on us. These restrictions may prohibit or place limitations on, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. In addition, the Credit Facility requires us and our subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve month revenue test as of the end of the last month for each fiscal quarter, commencing with the month ending December 31, 2025, increasing quarterly from $615.0 million beginning on December 31, 2025 to $974.0 million on December 31, 2029 and thereafter. The Credit Facility also includes a number of customary events of default. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately, which could have a material adverse impact on our operations and liquidity.
We do not intend to pay dividends so any returns will be limited to changes in the value of our common stock.
We currently intend to retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of our Credit Facility restrict our ability to pay dividends. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on the restrictive covenants in our lending facilities, including the Credit Facility, our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2025.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Item 6.    Exhibits.

10.1
Credit Agreement, dated July 31, 2025, among Myriad Genetics, Inc., the lenders from time to time party thereto, and Orbimed Royalty and Credit Opportunities IV, LP, as initial lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on July 31, 2025).

10.2
Pledge and Security Agreement, dated July 31, 2025, among Myriad Genetics, Inc., each of the other Guarantors and Orbimed Royalty and Credit Opportunities IV, LP, as administrative agent for the secured parties (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on July 31, 2025).

10.3+
2017 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on June 5, 2025).

10.4+	Non-Employee Director Compensation Policy.

10.5+
Restricted Stock Unit Agreement, dated May 1, 2025, by and between the Company and Brian Donnelly (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, File No. 000-26642, filed with the SEC on May 7, 2025).

10.6+
Performance-Based Restricted Stock Unit Agreement, dated May 1, 2025, by and between the Company and Brian Donnelly (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, File No. 000-26642, filed with the SEC on May 7, 2025).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: August 6, 2025	By:	/s/ Samraat S. Raha
Samraat S. Raha
President and Chief Executive Officer
(Principal executive officer)

Date: August 6, 2025	By:	/s/ Scott J. Leffler
Scott J. Leffler
Chief Financial Officer
(Principal financial officer)

Date: August 6, 2025	By:	/s/ Natalie Munk
Natalie Munk
Chief Accounting Officer
(Principal accounting officer)