Form 10-Q
period 2025-09-30
MYRIAD GENETICS INC
filed 2025-11-04
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, the registrant had 93,213,722 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

PART I - Financial Information
Item 1.    Financial Statements.
MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$145.4	$102.4
Trade accounts receivable	118.0	121.2
Inventory	31.6	27.5
Prepaid taxes	13.8	16.4
Prepaid expenses and other current assets	36.0	30.5
Total current assets	344.8	298.0
Operating lease right-of-use assets	50.6	55.0
Property, plant, and equipment, net	111.4	117.4
Intangibles, net	163.1	262.4
Goodwill	51.6	286.3
Other assets	6.6	8.5
Total assets	$728.1	$1,027.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31.8	$32.3
Accrued liabilities	108.3	119.0
Current maturities of operating lease liabilities	7.9	12.8
Total current liabilities	148.0	164.1
Unrecognized tax benefits	1.2	32.7
Long-term debt	119.5	39.6
Noncurrent operating lease liabilities	84.9	87.9
Other long-term liabilities	1.7	2.2
Total liabilities	355.3	326.5
Commitments and contingencies
Stockholders’ equity:
Common stock, 93.1 and 91.3 shares outstanding at September 30, 2025 and December 31, 2024, respectively	0.9	0.9
Additional paid-in capital	1,486.8	1,457.8
Accumulated other comprehensive loss	(0.1)	(0.8)
Accumulated deficit	(1,114.8)	(756.8)
Total stockholders' equity	372.8	701.1
Total liabilities and stockholders’ equity	$728.1	$1,027.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$205.7	$213.3	$614.7	$627.0
Cost of revenue	61.9	63.5	184.9	192.5
Gross profit	143.8	149.8	429.8	434.5

Costs and expenses:
Research and development expense	28.2	28.5	81.3	81.2
Sales and marketing expense	71.0	69.9	212.1	212.1
General and administrative expense	67.9	69.2	201.2	211.9
Goodwill and long-lived asset impairment charges	—	2.2	316.7	13.8
Total operating expenses	167.1	169.8	811.3	519.0
Operating loss	(23.3)	(20.0)	(381.5)	(84.5)
Other income (expense):
Interest income	0.5	0.4	1.0	1.4
Interest expense	(3.8)	(0.8)	(6.1)	(2.1)
Other	0.4	(0.8)	0.4	0.8
Total other income (expense), net	(2.9)	(1.2)	(4.7)	0.1
Loss before income tax	(26.2)	(21.2)	(386.2)	(84.4)
Income tax expense (benefit)	1.2	0.9	(28.2)	0.4
Net loss	$(27.4)	$(22.1)	$(358.0)	$(84.8)
Net loss per share:
Basic and Diluted	$(0.29)	$(0.24)	$(3.88)	$(0.94)
Weighted average shares outstanding:
Basic and Diluted	93.1	90.9	92.3	90.5
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(27.4)	$(22.1)	$(358.0)	$(84.8)
Change in unrealized loss on available-for-sale debt securities, net of tax	—	—	—	0.1
Change in foreign currency translation adjustment, net of tax	—	(0.5)	0.7	(1.5)
Reclassification of cumulative translation adjustment to income upon sale or liquidation of certain foreign entities, net of tax	—	4.4	—	5.1
Comprehensive loss	$(27.4)	$(18.2)	$(357.3)	$(81.1)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2023	$0.9	$1,415.5	$(3.7)	$(629.5)	$783.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(8.7)	—	—	(8.7)
Stock-based compensation expense	—	12.0	—	—	12.0
Net loss	—	—	—	(26.0)	(26.0)
Other comprehensive loss, net of tax	—	—	(0.5)	—	(0.5)
BALANCES AT MARCH 31, 2024	$0.9	$1,418.8	$(4.2)	$(655.5)	$760.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.5	—	—	2.5
Stock-based compensation expense	—	14.5	—	—	14.5
Net loss	—	—	—	(36.7)	(36.7)
Other comprehensive income, net of tax	—	—	0.2	—	0.2
BALANCES AT JUNE 30, 2024	$0.9	$1,435.8	$(4.0)	$(692.2)	$740.5
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(3.0)	—	—	(3.0)
Stock-based compensation expense	—	12.4	—	—	12.4
Net loss	—	—	—	(22.1)	(22.1)
Other comprehensive income, net of tax	—	—	3.9	—	3.9
BALANCES AT SEPTEMBER 30, 2024	$0.9	$1,445.2	$(0.1)	$(714.3)	$731.7

BALANCES AT DECEMBER 31, 2024	$0.9	$1,457.8	$(0.8)	$(756.8)	$701.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(5.8)	—	—	(5.8)
Stock-based compensation expense	—	9.5	—	—	9.5
Net loss	—	—	—	(0.1)	(0.1)
Other comprehensive income, net of tax	—	—	0.2	—	0.2
BALANCES AT MARCH 31, 2025	$0.9	$1,461.5	$(0.6)	$(756.9)	$704.9
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.5	—	—	2.5
Stock-based compensation expense	—	10.7	—	—	10.7
Net loss	—	—	—	(330.5)	(330.5)
Other comprehensive income, net of tax	—	—	0.5	—	0.5
BALANCES AT JUNE 30, 2025	$0.9	$1,474.7	$(0.1)	$(1,087.4)	$388.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	12.2	—	—	12.2
Net loss	—	—	—	(27.4)	(27.4)
BALANCES AT SEPTEMBER 30, 2025	$0.9	$1,486.8	$(0.1)	$(1,114.8)	$372.8
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(358.0)	$(84.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41.1	46.4
Non-cash lease expense	6.6	6.7
Stock-based compensation expense	32.4	38.9
Deferred income taxes	—	(3.0)
Unrecognized tax benefits	(31.5)	1.2
Impairment of goodwill and long-lived assets	316.7	13.6
Gain on termination of lease	—	(3.1)
Gain on acquisition	—	(2.2)
Other non-cash adjustments	1.6	1.2
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3.1)	(4.6)
Trade accounts receivable	3.6	(12.7)
Inventory	(4.1)	(4.9)
Prepaid taxes	2.6	(0.1)
Other assets	1.3	(0.2)
Accounts payable	2.8	5.8
Accrued liabilities	(20.8)	(13.5)
Net cash used in operating activities	(8.8)	(15.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.9)	(15.4)
Capitalization of intangible assets	(10.5)	(8.4)
Proceeds from the sale of businesses, net of cash sold	—	8.8
Proceeds from maturities and sales of marketable investment securities	—	9.0
Net cash used in investing activities	(21.4)	(6.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	2.7	3.0
Payment of tax withheld for common stock issued under stock-based compensation plans	(6.1)	(12.2)
Proceeds from revolving credit facility	40.0	100.0
Repayment of revolving credit facility	(80.5)	(100.0)
Proceeds from the issuance of secured long-term credit facility	125.0	—
Fees associated with the issuance of secured long-term credit facility	(8.4)	—
Payment on finance leases	(0.3)	(0.3)
Net cash provided by (used in) financing activities	72.4	(9.5)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.7	(0.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	42.9	(31.1)
Cash, cash equivalents, and restricted cash at beginning of the period	111.9	140.9
Cash, cash equivalents, and restricted cash at end of the period	$154.8	$109.8
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
The Company has historically experienced some seasonality in its business, including due to factors such as the timing of deductibles resetting or being met. While the Company continues to experience periodic fluctuations in quarterly revenues, these variations are increasingly influenced by other factors such as the timing of customer activity, reimbursement dynamics, and broader market conditions. As a result, the Company believes that current operating results may not be indicative of results to be expected for any other interim period or for the full year.
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under Accounting Standards Codification ("ASC") 350-40, Internal-Use Software Accounting & Capitalization. ASU 2025-06 makes targeted improvements to ASC 350-40 by changing the cost capitalization threshold, eliminating accounting consideration of software project development stages and enhancing the guidance around the "probable-to-complete" threshold. It also modifies the website development costs guidance by eliminating Subtopic 350-50 and relocating any remaining relevant guidance into Subtopic 350-40. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information on the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company expects to include expanded income tax disclosures in its upcoming Annual Report on Form 10-K, including enhanced disaggregation of the effective tax rate reconciliation and income taxes paid by jurisdiction.
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
The following table presents details regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three Months Ended September 30,
	2025			2024
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Hereditary Cancer	$81.8	$11.2	$93.0	$78.4	$12.1	$90.5
Tumor Profiling	26.7	2.8	29.5	26.5	5.1	31.6
Prenatal	44.5	—	44.5	43.4	0.1	43.5
Pharmacogenomics	38.7	—	38.7	47.7	—	47.7
Total revenue	$191.7	$14.0	$205.7	$196.0	$17.3	$213.3

	Nine months ended September 30,
	2025			2024
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Hereditary Cancer	$241.8	$33.8	$275.6	$235.6	$34.5	$270.1
Tumor Profiling	81.0	9.2	90.2	77.1	18.0	95.1
Prenatal	141.2	0.2	141.4	131.7	0.5	132.2
Pharmacogenomics	107.5	—	107.5	129.6	—	129.6
Total revenue	$571.5	$43.2	$614.7	$574.0	$53.0	$627.0
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
Cash collections for certain tests delivered may differ from rates estimated due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing bills or denying payment for tests that the Company has performed, among other reasons. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the three and nine months ended September 30, 2025 the impact of the amounts to be recognized for tests in which the performance obligation was met in a prior period was not material to the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recognized $8.6 million and $20.3 million, respectively, in revenue for tests in which the performance obligation was met in a prior period, including $3.0 million in revenue in the first quarter of 2024 due to a retroactive coverage change by a payor for one of its prenatal products.

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
Level 3—unobservable inputs.
The carrying amounts of certain financial instruments—including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses—approximates their fair values due to their short-term maturities. Additionally, the carrying value of our long-term debt as of September 30, 2025, approximates its fair value because the debt’s floating interest rate is consistent with prevailing market rates.
4.PROPERTY, PLANT, AND EQUIPMENT, NET
The property, plant, and equipment at September 30, 2025 and December 31, 2024 were as follows:

(in millions)	September 30, 2025	December 31, 2024
Leasehold improvements	$79.8	$78.5
Equipment	114.9	148.5
Property, plant, and equipment, gross	194.7	227.0
Less accumulated depreciation	(83.3)	(109.6)
Property, plant, and equipment, net	$111.4	$117.4

The Company recorded depreciation during the respective periods as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Depreciation expense	$4.8	$4.8	$14.8	$14.5
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 are as follows:

(in millions)	Total
Beginning balance	$286.3
Goodwill impairment	(234.7)
Ending balance	$51.6
During the nine months ended September 30, 2025, the Company identified a triggering event that required an interim goodwill impairment assessment. The Company experienced a sustained decline in its market capitalization, due in part to downward revisions to the Company's forecasts.

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
As a result of the assessment, during the nine months ended September 30, 2025, the Company recognized a goodwill impairment charge of $234.7 million, with $91.2 million attributable to the Pharmacogenomics reporting unit and $143.5 million attributable to the Women’s Health reporting unit, reducing the carrying value of goodwill for these reporting units to their estimated fair values. The Company determined that the goodwill balance for the International reporting unit was not impaired. The goodwill impairment charges are reflected in Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations. The remaining goodwill value of $51.6 million consists of $29.8 million for the Pharmacogenomics reporting unit, $17.3 million for the International reporting unit and $4.5 million for the Women's Health reporting unit.
Management will continue to monitor for any additional indicators of impairment in future periods. Goodwill is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
Intangible Assets
The following tables summarize the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount(1)	Accumulated Amortization	Net
At September 30, 2025
Developed technologies	$480.2	$(347.7)	$132.5
Internal-use software	$21.9	$(3.1)	$18.8
Trademarks	$2.1	$(1.6)	$0.5
Licensed technologies	$5.3	$(0.4)	$4.9
Internal-use software (in-process)	$6.4	$—	$6.4
Total intangible assets	$515.9	$(352.8)	$163.1

(1)	Net of $82.0 million in impairment expense recognized in the three months ended June 30, 2025. See the discussion below for further details regarding the impairment of intangible assets.

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2024
Developed technologies	$560.1	$(326.5)	$233.6
Internal-use software	1.8	(0.7)	$1.1
Customer relationships	1.6	(0.3)	1.3
Trademarks	6.1	(1.3)	4.8
Internal-use software (in-process)	21.6	—	$21.6
Total intangible assets	$591.2	$(328.8)	$262.4
As noted above, the Company experienced a sustained decline in its market capitalization during the three months ended June 30, 2025, which triggered the Company to perform a recoverability test for certain of its asset groups during that quarter.
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

The fair value of the Pharmacogenomics developed technology was determined using a discounted cash flow model and the fair value of the Gateway intangible assets was determined using a discounted cash flow model and relief from royalty models. The primary assumptions used in the discounted cash flow models included projected revenue and profitability associated with the developed technology based on management's forecast and a discount rate reflective of the risk-adjusted cost of capital of 17% and 16% for the Pharmacogenomics and Gateway intangible asset groups, respectively. The primary assumptions used in the relief from royalty models were projected revenue and royalty rates. As the carrying value for the intangible assets exceeded the relative fair value, the Company recognized an impairment charge of $71.8 million and $10.2 million for the Pharmacogenomics and Gateway intangible asset groups, respectively, during the nine-month period ended September 30, 2025. These expenses are included in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations.
The fair value measurements for the impairment of intangibles assets are classified as Level 3 in the fair value hierarchy because they are based primarily upon unobservable inputs that reflect management's assumptions.
The Company recorded amortization expenses during the respective periods for these intangible assets as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Amortization of intangible assets	$7.9	$10.5	$26.7	$31.9
6.ACCRUED LIABILITIES
The Company's accrued liabilities at September 30, 2025 and December 31, 2024 were as follows:

(in millions)	September 30, 2025	December 31, 2024
Employee compensation and benefits	$47.3	$57.4
Accrued taxes payable	5.1	5.1
Refunds payable and reserves	18.5	19.9
Accrued royalties	5.6	6.5
Escrow liability	7.5	7.5
Other accrued liabilities	24.3	22.6
Total accrued liabilities	$108.3	$119.0
7.LONG-TERM DEBT
The Company's long-term debt at September 30, 2025 consisted of the following amounts:

(in millions)	September 30, 2025
Long-term debt	$125.0
Accrued exit fee	3.8
Unamortized debt discount and issuance costs	(9.3)
Total Long-term debt, net	119.5

On July 31, 2025 (the "Closing Date"), the Company entered into a Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP., as administrative agent (the "Administrative Agent") and as initial lender. The Credit Agreement consists of a $200.0 million term loan credit facility with an initial term loan of $125.0 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at the election of the Company on or prior to June 30, 2027, in a maximum principal amount of $75.0 million (the "Credit Facility"). The Company incurred debt discounts and issuance costs totaling $9.4 million. These costs are being amortized using the effective interest method.

The proceeds of the Credit Facility were or will be used for the working capital needs and general corporate purposes of the Company and its subsidiaries. Concurrent with the new Credit Facility, the Company used $60.2 million of the proceeds to repay its previous debt facility, an asset-based revolving credit facility (the “ABL Facility”), in full and terminated the ABL Facility agreement.

The Credit Facility matures on July 31, 2030 (the "Maturity Date"). All repayments are subject to the accrued exit fee. The Company may also elect to prepay all or any portion of the amounts owed prior to the Maturity Date subject to a repayment premium, in addition to the exit fee. Loans outstanding under the Credit Facility bear interest at a rate per annum equal to (x) the greater of the one-month Secured Overnight Financing Rate (SOFR) Rate and 2.5% plus (y) an applicable margin of 6.5%. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, the Company is required to make a scheduled principal payment equal to 2.5% of the unpaid principal amount of the loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee and repayment premium. Any undrawn amount of the Delayed Draw Loans bears a fee of 0.5% based on the amount that remains undrawn through June 30, 2027. The interest rate for borrowings under the Credit Agreement as of September 30, 2025 was 10.8%.

The Credit Facility is also subject to customary mandatory prepayments with the proceeds of indebtedness and certain asset sales and casualty events. In addition to the exit fee and repayment premium referenced above, voluntary and mandatory prepayments and all other payments of the Credit Facility must also be accompanied by payment of accrued interest on the principal amount repaid or prepaid. The Credit Facility is also subject to other customary fee arrangements.

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

The Credit Facility requires the Company and its subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.
8.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at September 30, 2025.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 93.1 million shares of common stock issued and outstanding at September 30, 2025.
Shares of common stock issued and outstanding

	Nine months ended September 30,
(in millions)	2025	2024
Beginning common stock issued and outstanding	91.3	89.9
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	1.8	1.1
Common stock issued and outstanding at end of period	93.1	91.0

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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Denominator:
Weighted-average shares outstanding used to compute basic EPS	93.1	90.9	92.3	90.5
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	93.1	90.9	92.3	90.5
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Anti-dilutive options and RSUs excluded from EPS computation	8.2	5.9	8.2	5.9
9.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors of the Company, to make grants of restricted and unrestricted stock and stock unit awards to employees, consultants and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 5, 2025, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 6.5 million shares. As of September 30, 2025, the Company had 5.3 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or the CHCC on an award-by-award basis. RSUs granted to employees generally vest either ratably over three or four years or as cliff vesting after three years either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of performance RSUs ("PSUs") awarded to certain employees may be increased or reduced based on certain additional performance and market metrics. RSUs granted to non-employee directors generally vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant.
The performance and market conditions associated with PSU awards granted during the nine months ended September 30, 2025 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2025 through December 31, 2027, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2027 results. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represents market conditions and, accordingly, the estimated fair value of such awards are recognized over the performance period.

During the nine months ended September 30, 2025, the Company granted stock-based awards to the Company's new Chief Commercial Officer as an inducement material to his commencement of employment and entry into an employment agreement with the Company. The inducement awards were made in accordance with Nasdaq Stock Market rules and were not made under the Company's existing equity plans; the inducement awards are included in the tables below.
Stock Options
A summary of the stock option activity for the nine months ended September 30, 2025 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2024	0.7	$13.38
Options outstanding at September 30, 2025	0.7	$13.38
Options exercisable at September 30, 2025	0.5	$13.38
As of September 30, 2025, there was no unrecognized stock-based compensation expense. There were no options granted during the nine months ended September 30, 2025.
Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plan and inducement awards, including PSU awards, for the nine months ended September 30, 2025 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2024	5.3	$23.66
RSUs granted	4.5	$6.75
Less:
RSUs vested	(1.7)	$25.17
RSUs canceled	(0.6)	$16.29
RSUs unvested and outstanding at September 30, 2025	7.5	$12.11

Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors on September 23, 2021 and the stockholders of the Company on June 2, 2022 (the "Amended and Restated 2012 Purchase Plan"), under which 4.0 million shares of common stock were authorized for issuance. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2025 started on December 1, 2024 and ended on May 31, 2025. The second offering period of 2025 began on June 1, 2025 and will end on November 30, 2025. As of September 30, 2025, 0.2 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Shares purchased under the plan	—	—	0.7	0.2
Plan compensation expense	$0.1	$0.5	$0.9	$1.6
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Cost of revenue	$0.3	$0.4	$0.9	$1.2
Research and development expense	2.0	1.6	6.1	4.4
Sales and marketing expense	2.1	2.4	5.6	6.8
General and administrative expense	7.8	8.0	19.8	26.5
Total stock-based compensation expense	$12.2	$12.4	$32.4	$38.9
As of September 30, 2025, there was $51.6 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.9 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.
10.INCOME TAXES
In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter. For the three months ended September 30, 2025, the income tax expense was $1.2 million, or approximately (4.6)% of pre-tax loss, compared to $0.9 million income tax expense, or approximately (4.2)% of pre-tax loss, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the income tax benefit was $28.2 million, or approximately 7.3% of pre-tax loss, compared to an income tax expense of $0.4 million, or approximately (0.5)% of pre-tax loss, for the nine months ended September 30, 2024.
For the three and nine months ended September 30, 2025, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances and unrecognized tax benefits. The valuation allowances include any tax-deductible loss from the $316.7 million of long-lived impairment charges recorded for the nine months ended September 30, 2025. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act. Following the success of these claims, the Company remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million in the nine months ended September 30, 2025.

For the three and nine months ended September 30, 2024, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets.
One Big Beautiful Bill Act
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, enacting significant changes to the U.S. federal tax code. The Company has evaluated the potential future impact of this legislation on its financial position and results of operations. Based on the Company's initial assessment, the provisions of the new law are not expected to have a material impact on the Company’s current or net deferred tax balances. The Company will continue to monitor developments and assess any future implications as further guidance becomes available.
11.LEASES
The Company leases certain office spaces and research and development laboratory facilities, vehicles, and office equipment with remaining lease terms ranging from approximately one to thirteen years. Operating leases are included in Operating lease right-of-use assets, Noncurrent operating lease liabilities, and Current maturities of operating lease liabilities in the Condensed Consolidated Balance Sheets. Finance leases are included in Other assets, Accrued liabilities, and Other long-term liabilities in the Condensed Consolidated Balance Sheets.
During 2024, the Company amended the lease for its west Salt Lake City facility to include approximately 63,000 square feet of additional laboratory space in anticipation of future operating needs. The lease has a term of 12 years and ends coterminous with the rest of the lease. The amendment is expected to commence in 2026 with future rent payments totaling $18.2 million.
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
As of September 30, 2025, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
Qui Tam Lawsuit
In June 2023, the Company received a civil investigative demand pursuant to the False Claims Act from the U.S. Department of Justice concerning whether the Company offered or paid remuneration to physicians at Carolina Urology Partners, PLLC, in exchange for referrals. The Department of Justice subsequently requested additional documentation and information during its investigation. The Company cooperated with the Department of Justice investigation, providing the documents and information requested. On January 22, 2025, the U.S. District Court for the Western District of North Carolina unsealed a qui tam complaint, filed on November 3, 2022, against Carolina Urology Partners, PLLC, and certain of its current or former physician partners, and the Company and certain of its former employees, alleging violations of the False Claims Act. The government declined to intervene in the case. The Company was not aware of the complaint until after it was unsealed. On April 16, 2025, the Company was served with the complaint. In June 2025, the Company filed a motion to dismiss the complaint.
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
14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash paid for income taxes	$0.9	$1.8
Cash paid for interest	4.9	1.3
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$2.2	$(0.3)
Operating lease liabilities	(2.2)	(3.1)
Purchases of property, plant, and equipment and capitalization of intangible assets in accounts payable and accrued liabilities	2.8	2.5
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that agrees to the amounts included in the Condensed Consolidated Statements of Cash Flows.

	September 30,
(in millions)	2025	2024
Cash and cash equivalents	$145.4	$99.9
Restricted cash	9.4	9.9
Total cash, cash equivalents, and restricted cash	$154.8	$109.8

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
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive loss:

(in millions)
Ending balance December 31, 2024	$(0.8)
Period translation adjustments	0.7
Ending balance September 30, 2025	$(0.1)

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
•risks related to recent changes in the our senior management team and the successful implantation of the company's strategic plan;
•risks related to changes in governmental or private insurers’ coverage and reimbursement levels for our tests or our ability to obtain reimbursement for our new tests at comparable levels to our existing tests, including with respect to UnitedHealthcare's coverage decisions not to provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test;
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
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2025 as updated under the heading "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025 and August 6, 2025, and this Quarterly Report on Form 10-Q, and subsequent filings we make with the SEC.
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
We believe there are significant growth opportunities in addressing urgent healthcare needs through innovative molecular diagnostic and precision testing services. Our strategy is focused on three strategic pillars. First, we plan to drive accelerated growth and profitability by focusing on the Cancer Care Continuum, or CCC, market. We plan to do so by increasing investment in research and development and enhancing our commercial capabilities and customer digital experience to better serve the CCC market. We also plan to leverage strategic partnerships and biopharma services to unlock new growth drivers and expand our portfolio of testing solutions to other high-growth cancer segments such as molecular residual disease (MRD). Second, we aim to grow our Prenatal Health and Mental Health revenues at or above market growth by leveraging our expanded prenatal offerings, including FirstGene Multiple Prenatal Screen, to drive increased volume. We also plan to focus on high value GeneSight accounts and leverage state biomarker laws to improve our reimbursement rates. Third, we plan to complement the revenue growth drivers outlined above with an enhanced focus and commitment on delivering sustained, profitable growth. By maintaining financial discipline, growing revenue faster than operating expenses, and strengthening our planning and execution capabilities, we believe we can increase our profitability while delivering sustained revenue growth.

Business Updates
Our recent significant business updates include the following:
•In October 2025, we announced the addition of two genes, F8 and FXN, to the Foresight Carrier Screen Universal Plus Panel.
•In September 2025, we announced a strategic collaboration with SOPHiA Genetics, Inc. to develop and provide pharmaceutical companies with an innovative global liquid biopsy companion diagnostic (CDx) test.
•In September 2025, we announced the publication of a new meta-analysis of six prospective controlled studies that included 3,532 adults with major depressive disorder (MDD). The meta-analysis showed that when GeneSight Psychotropic test results were available to treating clinicians, there were significant improvements in response and remission rates for patients with MDD, compared to treatment as usual.
•Effective August 16, 2025, Benjamin R. Wheeler was appointed Chief Financial Officer.
Results of Operations for the Three Months Ended September 30, 2025 and 2024
The results of operations for the three months ended September 30, 2025 and 2024 are discussed below.
Revenue
The following table summarizes year-over-year revenue changes in our core product categories:

	Three months ended September 30,			% of Total Revenue
(in millions)	2025	2024	Change	2025	2024
Hereditary Cancer	$93.0	$90.5	$2.5	45%	43%
Tumor Profiling	29.5	31.6	(2.1)	14%	15%
Prenatal	44.5	43.5	1.0	22%	20%
Pharmacogenomics	38.7	47.7	(9.0)	19%	22%
Total revenue	$205.7	$213.3	$(7.6)	100%	100%
The following table summarizes volume changes in our core product categories:

	Three months ended September 30,
(in thousands)	2025	2024	% Change
Volume:
Hereditary Cancer	82	74	11%
Tumor Profiling	12	13	(8)%
Prenatal	155	162	(4)%
Pharmacogenomics	137	127	8%
Total	386	376	3%
Revenues decreased $7.6 million for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to $8.6 million of revenue recognized during the three months ended September 30, 2024 for tests in which the performance obligation was met in a prior period. For the three months ended September 30, 2025, revenue for tests in which the performance obligation was met in a prior period was immaterial.
Pharmacogenomics revenues decreased $9.0 million for the three months ended September 30, 2025 compared to the same period in the prior year due to a 25% year-over-year decrease in average revenue per test, due to revenue recognized for the three months ended September 30, 2024 for tests in which the performance obligation was met in a prior period and UnitedHealthcare's change in GeneSight test coverage under its commercial, individual exchange, and certain managed Medicaid benefit plans. We expect this coverage decision will continue to negatively affect Pharmacogenomics revenue in future periods.

Cost of Revenue

	Three months ended September 30,
(in millions)	2025	2024	Change	% Change
Cost of revenue	$61.9	$63.5	$(1.6)	(3)%
Cost of revenue as a % of total revenue	30.1%	29.8%
Cost of revenue for the three months ended September 30, 2025 decreased $1.6 million compared to the same period in the prior year primarily due to a reduction in the cost per test for the current period driven by reductions in the cost of laboratory reagents and supplies.
Operating Expenses

	Three months ended September 30,
(in millions)	2025	2024	Change	% Change
Research and development expense	$28.2	$28.5	$(0.3)	(1)%
Sales and marketing expense	$71.0	$69.9	$1.1	2%
General and administrative expense	$67.9	$69.2	$(1.3)	(2)%
Total operating expenses	$167.1	$167.6	$(0.5)	—%

Research and development expense as a % of total revenue	13.7%	13.4%
Sales and marketing expense as a % of total revenue	34.5%	32.8%
General and administrative expense as a % of total revenue	33.0%	32.4%
Total operating expenses as a % of total revenue	81.2%	78.6%
For the three months ended September 30, 2025, operating expenses were relatively consistent with the expenses incurred in the same period of the prior year, reflecting stable operating activities across the business. We remain committed to disciplined cost management while maintaining investments in key strategic areas, such as research and development.
Goodwill and Long-lived Asset Impairment Charges

	Three months ended September 30,		Change
(in millions)	2025	2024		% Change
Goodwill and long-lived asset impairment charges	$—	$2.2	$(2.2)	(100)%
Goodwill and long-lived asset impairment charges as a % of total revenue	—%	1.0%
There were no goodwill and long-lived asset impairment charges in the three months ended September 30, 2025. In the prior year, we recognized $2.2 million of losses in connection with the sale of the EndoPredict business.
Other Income (Expense), Net

	Three months ended September 30,
(in millions)	2025	2024	Change	% Change
Other income (expense), net	$(2.9)	$(1.2)	$(1.7)	141.7%
Other expense, net for the three months ended September 30, 2025 increased $1.7 million as compared to the same period in the prior year primarily due to an increase in interest expense related to our new $125 million term loan secured in July 2025.

Income Tax Expense

	Three months ended September 30,
(in millions)	2025	2024	Change	% Change
Income tax expense	$1.2	$0.9	$0.3	33.3%
Effective tax rate	(4.6)%	(4.2)%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
For the three months ended September 30, 2025, there was $1.2 million income tax expense and our effective tax rate was (4.6)%. For the three months ended September 30, 2024, there was $0.9 million income tax expense and our effective tax rate was (4.2)%. For the three months ended September 30, 2025 and 2024, our effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year period includes a valuation allowance against the majority of the current year increase in deferred tax assets.
Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The results of operations for the nine months ended September 30, 2025 and 2024 are discussed below.
Revenue
The following table summarizes revenue changes in our core product categories:

	Nine months ended September 30,			% of Total Revenue
(in millions)	2025	2024	Change	2025	2024
Hereditary Cancer	$275.6	$270.1	$5.5	45%	43%
Tumor Profiling	90.2	95.1	(4.9)	15%	15%
Prenatal	141.4	132.2	9.2	23%	21%
Pharmacogenomics	107.5	129.6	(22.1)	17%	21%
Total revenue	$614.7	$627.0	$(12.3)	100%	100%
The following table summarizes volume changes in our core product categories:

	Nine months ended September 30,
(in thousands)	2025	2024	% Change
Volume:
Hereditary Cancer	233	219	6%
Tumor Profiling	36	41	(12)%
Prenatal	487	506	(4)%
Pharmacogenomics	399	380	5%
Total	1,155	1,146	1%
Revenue decreased $12.3 million for the nine months ended September 30, 2025 compared to the same period in the prior year. For the nine months ended September 30, 2024, we recognized $20.3 million of revenue for tests in which the performance obligation was met in a prior period, including $3.0 million in revenue due to a retroactive coverage change by a payor for one of our prenatal products. For the nine months ended September 30, 2025, revenue for tests in which the performance obligation was met in a prior period was immaterial. This decrease in revenue was partially offset by increased revenue resulting from higher volumes for Hereditary Cancer.

Pharmacogenomics revenue decreased $22.1 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to a 21% decrease in the average revenue per test due to revenue recognized in the nine months ended September 30, 2024, for tests in which the performance obligation had been satisfied in a prior period and UnitedHealthcare's change in GeneSight test coverage under its commercial, individual exchange, and certain managed Medicaid benefit plans. We expect this coverage decision will continue to negatively affect Pharmacogenomics revenue in future periods. Tumor Profiling revenue decreased $4.9 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to the sale of our EndoPredict business in August 2024. These decreases in revenue were partially offset by growth in Prenatal and Hereditary Cancer revenues. Prenatal revenue increased $9.2 million for the nine months ended September 30, 2025 compared to the same period in the prior year due to a 11% increase in average revenue per test, partially offset by a 4% decrease in volume primarily driven by decline in SneakPeek volume. Hereditary Cancer revenue increased $5.5 million for the nine months ended September 30, 2025 compared to the same period in the prior year due to a 6% increase in volume, partially offset by a 4% decrease in average revenue per test.
Cost of Revenue

	Nine months ended September 30,
(in millions)	2025	2024	Change	% Change
Cost of revenue	$184.9	$192.5	$(7.6)	(4)%
Cost of revenue as a % of total revenue	30.1%	30.7%
Cost of revenue for the nine months ended September 30, 2025 decreased $7.6 million compared to the same period in the prior year primarily due to a reduction in the cost per test for the current period driven by reduction in the cost of laboratory reagents and supplies.
Research and Development Expense

	Nine months ended September 30,
(in millions)	2025	2024	Change	% Change
Research and development expense	$81.3	$81.2	$0.1	—%
Research and development expense as a % of total revenue	13.2%	13.0%
Research and development expense for the nine months ended September 30, 2025 were relatively consistent with the expenses incurred in the same period of the prior year, reflecting stable operating activities across the business.
Sales and Marketing Expense

	Nine months ended September 30,
(in millions)	2025	2024	Change	% Change
Sales and marketing expense	$212.1	212.1	$—	—%
Sales and marketing expense as a % of total revenue	34.5%	33.8%
Sales and marketing expense for the nine months ended September 30, 2025 were relatively consistent with the expenses incurred in the same period of the prior year, reflecting stable operating activities across the business.
General and Administrative Expense

	Nine months ended September 30,
(in millions)	2025	2024	Change	% Change
General and administrative expense	$201.2	211.9	$(10.7)	(5)%
General and administrative expense as a % of total revenue	32.7%	33.8%
General and administrative expense decreased by $10.7 million for the nine months ended September 30, 2025 compared to the prior year primarily due to a $6.8 million decrease in amortization for previously impaired intangible assets, and a decrease of $3.4 million in consulting fees.

Goodwill and Long-lived Asset Impairment Charges

	Nine months ended September 30,
(in millions)	2025	2024	Change	% Change
Goodwill and long-lived asset impairment charges	$316.7	$13.8	$302.9	2195%
Goodwill and long-lived asset impairment charges as a % of total revenue	51.5%	2.2%
Goodwill and long-lived asset impairment charges in the nine months ended September 30, 2025 included goodwill impairment charges of $234.7 million and intangible asset impairment charges of $82.0 million related to our Women's Health and Pharmacogenomics reporting units. In the prior year, we recognized $13.8 million of losses in connection with the sale of the EndoPredict business.
Other Income (Expense), Net

	Nine months ended September 30,
(in millions)	2025	2024	Change	% Change
Other income (expense), net	$(4.7)	$0.1	$(4.8)	(4800)%
Other income (expense), net for the nine months ended September 30, 2025 increased $4.8 million as compared to the same period in the prior year primarily due to an increase in interest expense for the current period related to our new $125 million term loan secured in July 2025.
Income Tax (Benefit) Expense

	Nine months ended September 30,
(in millions)	2025	2024	Change	% Change
Income tax (benefit) expense	$(28.2)	$0.4	$(28.6)	(7150)%
Effective tax rate	7.3%	(0.5)%
Our tax rate is the product of a blended U.S. statutory federal income tax rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax benefit for the nine months ended September 30, 2025 was $28.2 million and our effective tax rate was 7.3%. Income tax expense for the nine months ended September 30, 2024 was $0.4 million and our effective tax rate was (0.5)%. For the nine months ended September 30, 2025 and 2024, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the release of unrecognized tax benefits and the recognition of valuation allowances. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Following the success of these claims, we remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million during the nine months ended September 30, 2025. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets, including any tax-deductible loss from the $316.7 million of goodwill and long-lived impairment charges recorded for the nine months ended September 30, 2025.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, our expected cash flows from operations, and, in certain circumstances, amounts available for borrowing under our new credit facility discussed below. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology, and collaborations. We believe that investing organically through research and development and new product development or collaborations to support our business strategy provides the best return on invested capital.

On July 31, 2025 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP., as administrative agent (the "Administrative Agent") and as initial lender. The Credit Agreement consists of a $200.0 million term loan credit facility with an initial term loan of $125.0 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at our election on or prior to June 30, 2027, in a maximum principal amount of $75.0 million (the "Credit Facility"). We incurred debt discounts and issuance costs totaling $9.4 million. These costs are being amortized using the effective interest method.

The proceeds of the Credit Facility were or will be used for our working capital needs and general corporate purposes. Concurrent with the new Credit Facility, we used $60.2 million of the proceeds to repay our previous debt facility, an asset-based revolving credit facility (the “ABL Facility”), in full and terminated the ABL Facility agreement.

The Credit Facility matures on July 31, 2030 (the "Maturity Date"). Loans outstanding under the Credit Facility bear interest at a rate per annum equal to (x) the greater of the one-month Secured Overnight Financing Rate (SOFR) Rate and 2.5% plus (y) an applicable margin of 6.5%. All repayments are subject to the accrued exit fee. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, we are required to make a scheduled principal payment equal to 2.5% of the unpaid principal amount of the loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee. We may elect to prepay all or a portion of the amounts owed prior to the Maturity Date subject to a repayment premium, in addition to the exit fee. Any undrawn amount of the Delayed Draw Loans bears an fee of 0.5% based on the amount that remains undrawn through June 30, 2027. The interest rate for borrowings under the Credit Agreement as of September 30, 2025 was 10.8%.

The Credit Facility is also subject to customary mandatory prepayments with the proceeds of indebtedness and certain asset sales and casualty events. In addition to the exit fee and repayment premium referenced above, voluntary and mandatory prepayments and all other payments of the Credit Facility must also be accompanied by payment of accrued interest on the principal amount repaid or prepaid. The Credit Facility is also subject to other customary fee arrangements.

Our obligations are guaranteed by certain of our material subsidiaries (the “Credit Facility Guarantors”) pursuant to a Guarantee. Our obligations and the Credit Facility Guarantors under the Credit Agreement and Guarantee are secured by substantially all of our assets and the Credit Facility Guarantors under a Pledge and Security Agreement entered into with the Administrative Agent.

The Credit Facility requires us and our subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately. As of September 30, 2025, we were in compliance with all covenants under the Credit Agreement.
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

Third-party payors, including state and federal health care programs such as Medicare, managed care organizations, and other private health insurers, are increasingly attempting to contain health care costs by limiting or denying coverage for certain tests and reducing reimbursement rates for both new and existing tests. We have experienced and may continue to experience coverage limitations or denials for many of our products. For example, UnitedHealthcare updated its medical policies for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial, individual exchange, and certain managed Medicaid benefit plans, effective during 2025. The change in UnitedHealthcare coverage has negatively impacted our Pharmacogenomics revenue, profitability, and cash flow in 2025 and we expect that these negative impacts will continue into future periods.
The following table represents the balances of cash and cash equivalents as of the dates set forth in the table below:

(in millions)	September 30, 2025	December 31, 2024	Change
Cash and cash equivalents	$145.4	$102.4	$43.0
The increase in cash and cash equivalents as of September 30, 2025 as compared to December 31, 2024 was primarily driven by a net increase in cash proceeds from borrowings of $76.1 million under our new Credit Facility partially offset by $21.4 million in cash used for capital expenditures including the capitalization of internal-use software and $8.8 million in cash used for operating activities.
The following table represents the Condensed Consolidated Cash Flow Statement:

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Cash flows used in operating activities	$(8.8)	$(15.3)	$6.5
Cash flows used in investing activities	(21.4)	(6.0)	(15.4)
Cash flows provided by (used in) financing activities	72.4	(9.5)	81.9
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.7	(0.3)	1.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	42.9	(31.1)	74.0
Cash, cash equivalents, and restricted cash at the beginning of the period	111.9	140.9	(29.0)
Cash, cash equivalents, and restricted cash at the end of the period	$154.8	$109.8	$45.0
Cash Flows from Operating Activities
We used $6.5 million less cash for operating activities for the nine months ended September 30, 2025 compared to the same period in the prior year. The decrease in cash used for operating activities was primarily driven by changes in working capital.
Cash Flows from Investing Activities
We used $15.4 million more cash for investing activities for the nine months ended September 30, 2025 compared to the same period in the prior year. In fiscal year 2024, we had cash inflows from the maturities of investments and the sale of our EndoPredict business, which did not occur in 2025.
Cash Flows from Financing Activities
Cash flows from financing activities increased $81.9 million for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to an increase of cash proceeds from our new Credit Facility of $76.1 million, net of the repayment of our prior ABL Facility and debt issuance costs related to the term loan.
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

Critical Accounting Estimates
Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company's financial condition or results of operations. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on February 28, 2025 and our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2025. No significant changes to our critical accounting estimates took place during the three months ended September 30, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates and foreign currency exchange risks.
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 7% of our revenue for each of the three and nine months ended September 30, 2025 are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in less than a 1% change in our revenue. We do not currently utilize hedging strategies to mitigate foreign currency risk.
We are exposed to interest rate risk primarily through borrowings under our Credit Facility. Our Credit Facility has a variable interest rate based on the SOFR. An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by $1.3 million based on the Credit Facility balance of $125.0 million.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 12, "Commitments and Contingencies" in the notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2025 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2025 and August 6, 2025, as updated below, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K filed with the SEC on February 28, 2025 and our Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2025 and August 6, 2025, other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Our strategic plan may not achieve the anticipated results, and we may not be able to achieve or maintain revenue growth or operate our business on a profitable basis.

Our current strategic plan is focused on three pillars. First, we plan to drive accelerated growth and profitability by focusing on the Cancer Care Continuum, or CCC, market. We plan to do so by increasing investment in research and development and enhancing our commercial capabilities and customer digital experience to better serve the CCC market. We also plan to leverage strategic partnerships and biopharma services to unlock new growth drivers and expand our portfolio of testing solutions to other high-growth cancer segments such as molecular residual disease (MRD). Second, we aim to grow our Prenatal Health and Mental Health revenues at or above market growth by leveraging our expanded prenatal offerings, including FirstGene Multiple Prenatal Screen, to drive increased volume. We also plan to focus on high value GeneSight accounts and leverage state biomarker laws to improve our reimbursement rates. Third, we plan to complement the revenue growth drivers outlined above with an enhanced focus and commitment on delivering sustained, profitable growth. Our future performance and growth depend on the success of our strategic plan, including management's ability to execute upon that plan and the ability of our employees to respond quickly and effectively to strategic projects and changes in our operations and business practices. The implementation of our strategic plan has resulted, and is expected to continue to result, in changes to business priorities and operations, capital allocation priorities, operational and organizational structures, and increased demands on management. The execution of our strategic plan may take longer than anticipated, and we may not realize, in full or part, our anticipated growth targets in our testing volumes and revenue, or such growth may be realized more slowly than anticipated.

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
•our ability to execute on our strategic plan;
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
•increased regulatory requirements;
•material litigation costs, settlements, and judgments;
•our increased investment in research and development, including the possibility that new products may fail to achieve clinical validation, regulatory clearance, or market acceptance; and
•our inability to successfully execute our plan to leverage strategic collaborations and biopharma partnerships, which arrangements may not be available on acceptable terms, or at all, delayed, modified, or terminated, any of which could potentially affect our ability to launch or commercialize new testing solutions.

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
Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain highly qualified and experienced personnel, including key management personnel. Competition for these personnel is intense, especially for management, sales, scientific, medical, information technology, research and development and other technical personnel. We may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Our compensation arrangements, such as our short-term incentive and equity award programs, may not be successful in attracting new employees and retaining and motivating our existing employees, particularly in instances where the value of our common stock has declined since the time that incentive awards were granted. Our agreements with our employees generally provide for employment that can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision that certain key employees are subject to may not be enforceable under certain state laws, particularly California, or federal laws or such provisions may be prohibitively expensive to enforce. Moreover, such provisions may not deter or prevent employees from leaving our company. Our growth and commercial expansion have increased demands on our workforce, which has placed additional strain on our employees and may heighten the risk of fatigue, burnout, or employee attrition. In addition, inflation has had an impact on the costs that we incur to attract and retain qualified personnel and may make it more difficult for us to attract and retain such personnel.
Our success also depends on the skills, experience and performance of key members of our senior management team, who are critical to directing and managing our growth, profitability and development in the future. Our senior management team has recently undergone significant changes. On April 30, 2025, Paul J. Diaz stepped down from serving as our President and Chief Executive Officer. On the same date, Samraat S. Raha, our former Chief Operating Officer, succeeded Mr. Diaz as our President and Chief Executive Officer and Mark S. Verratti, our former Chief Commercial Officer, succeed Mr. Raha as our Chief Operating Officer. On May 1, 2025, Brian Donnelly, was appointed as our new Chief Commercial Officer. In addition, on August 16, 2025, Benjamin R. Wheeler, our former Senior Vice President, Chief Financial Officer, Operations, was appointed as our new Chief Financial Officer. Although we have taken steps to help ensure a smooth and successful transition of our senior leadership, there can be no assurance that these steps will be successful. The transition of our senior leadership team or the loss of any member of our senior management team may create uncertainty, involve a diversion of resources and management attention, or cause us to experience difficulties in competing effectively, developing our technologies, and implementing our business strategies. Furthermore, the loss of the services of or failure to recruit key scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our business and it may have a material adverse effect on our business as a whole.

Planned or potential changes in the way the U.S. Food and Drug Administration regulates tests performed by laboratories like ours could result in delay and/or additional expense in offering our tests and tests that we may develop in the future.
Historically, the U.S. Food and Drug Administration, or FDA, has exercised enforcement discretion with respect to most laboratory developed tests, or LDTs, and has generally not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). However, in May 2024, the FDA issued a final rule to regulate LDTs under the existing medical device framework and to phase out its longstanding enforcement discretion policy over a four-year period. Following issuance of the final rule, the American Clinical Laboratory Association and one of its members filed a complaint against the FDA in the Eastern District of Texas, alleging that the agency does not have authority to promulgate the LDT final rule and seeking to vacate the FDA’s action. A second lawsuit was also filed against FDA by the the Association for Molecular Pathology on August 19, 2024 in the Southern District of Texas, and subsequently the two cases were consolidated into a single action pending in the Eastern District of Texas. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the final rule in its entirety and remanded the matter to the FDA, holding that the rule exceeded the agency’s authority under the Federal Food, Drug, and Cosmetic Act. The FDA did not appeal the decision. As a result, the phase-in deadlines established by the rule are no longer operative, and in September 2025 the FDA implemented the court's vacatur of the final rule with a formal public notice.
The court’s decision striking down the final rule preserves the existing enforcement-discretion policy for LDTs, which reduces the immediate regulatory burden for laboratories such as ours. However, uncertainty remains regarding the future of federal oversight in this area. The FDA could seek to reissue a revised rule, or the U.S. Congress could enact new legislation establishing a statutory framework for regulating in vitro diagnostics, including LDTs. Any such actions could impose new requirements on our operations and may result in increased compliance costs, delays in test development or commercialization, and other operational disruptions.
If future legislative or regulatory changes expand FDA’s oversight of LDTs, we may be required to obtain premarket clearance or approval for some of our existing or future tests, modify our quality-system procedures, or make other costly changes to our operations. Failure to comply with any applicable FDA requirements, or future comparable regulatory regimes, could trigger a range of enforcement actions by the FDA, including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.
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
The ACA has also been the focus of ongoing legal challenges that could materially affect insurance coverage for our products and services. For example, in Braidwood Management v. Becerra, the Fifth Circuit Court of Appeals in June 2024 upheld a lower court ruling that found the ACA’s mandate requiring insurance coverage for certain preventive services without cost sharing to be unconstitutional. However, in June 2025, the U.S. Supreme Court overturned the Fifth Circuit’s decision in Braidwood Management v. Becerra and upheld the ACA’s requirement that insurance cover certain preventive services, in a ruling now captioned Kennedy v. Braidwood Management, Inc. Future health care reform initiatives, whether at the federal or state level, intended to reduce health care costs may instead have the effect of discouraging third-party payors from covering certain types of medical products and services.
In addition, recently enacted federal legislation, the “One Big Beautiful Bill Act”, is expected to reduce enrollments in Medicaid and ACA marketplace exchanges, which could limit access to insurance coverage for certain patient populations. To the extent these changes decrease the number of insured individuals or alter reimbursement rates for our tests, our test volumes and revenues could be adversely affected.

Beyond the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and private third-party payors to reduce costs while expanding individual health care benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests or the amounts of reimbursement available for our tests from governmental agencies or private third-party payors. Any future changes to legal or regulatory requirements or new cost containment initiatives could have a materially adverse effect on our business, financial condition, results of operation, and cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2025.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

10.3+
Separation Agreement and Release of Claims, dated October 1, 2025, by and between the Company and Scott J. Leffler (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on October 7, 2025).

10.4+	Executive Employment Agreement, dated August 14, 2025, by and between the Company and Benjamin R. Wheeler.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL.
+ Management contract or compensatory plan or arrangement.

* The Certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Myriad Genetics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 4, 2025	By:	/s/ Samraat S. Raha
Samraat S. Raha
President and Chief Executive Officer
(Principal executive officer)

Date: November 4, 2025	By:	/s/ Benjamin R. Wheeler
Benjamin R. Wheeler
Chief Financial Officer
(Principal financial officer and principal accounting officer)